Form 10-K
period 1999-06-30
PHONE COM INC
filed 1999-09-24
CIK 1082506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended June 30, 1999
                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                       Commission file number: 000-25687

                               ----------------

                                PHONE.COM, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                        94-3219054
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

                              800 Chesapeake Drive
                         Redwood City, California 94063
          (Address of principal executive offices, including zip code)

                                 (650) 562-0200
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,229,779 as of August 31, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 31,259,864 shares of the registrant's Common Stock issued and outstanding as of August 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement relating to the Company's 1999 Annual Meeting of
    Stockholders to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

   We are a leading provider of software that enables the delivery of Internet-based services to mass-market wireless telephones. Using our software, network operators can provide Internet-based services to their wireless subscribers, and wireless telephone manufacturers can turn their mass-market wireless telephones into mobile Internet appliances. Wireless subscribers thus have access to Internet- and corporate intranet-based services, including email, news, stocks, weather, travel and sports. In addition, subscribers have access via their wireless telephones to network operators' intranet-based telephony services, which may include over-the-air activation, call management, billing history information, pricing plan subscription and voice message management. Our software platform consists of the UP.Link Server Suite, which is installed on network operators' systems, and UP.Browser, which is embedded in wireless telephones. As of August 1999, 31 network operators have licensed our software and have commenced or announced commercial service or are in market or laboratory trials. In addition, 25 wireless telephone manufacturers have licensed UP.Browser.

   In September 1999, we announced MyPhone, our mobile Internet portal platform that enables network operators to rapidly deploy branded portal sites for their wireless subscribers. With MyPhone, network operators can provide their subscribers with a customized set of information services and applications that are optimized for the mobile user, thereby enhancing subscriber loyalty and capturing new revenue opportunities.

Industry Background

 Growth of the Internet

   The Internet has emerged as a global communications medium enabling millions of people to share information and conduct business electronically. International Data Corporation, or IDC, estimates that there were approximately 159 million users of the Internet worldwide at the end of 1998 and that the number of users will grow to 410 million by the end of 2002. We cannot assure you that this estimate will be achieved. The dramatic growth in the number of business and consumer Internet users has led to a proliferation of useful information and services on the Internet, including email, news, electronic commerce, educational and entertainment applications and a multitude of other value-added services. As a result, the Internet has become a primary and ubiquitous daily resource for millions of people.

 Growth of Wireless Telecommunications

   Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. Advances in technology, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum have contributed to this growth worldwide. Dataquest estimates that there were approximately 187 million digital wireless subscribers worldwide at the end of 1998 and that the number of subscribers will grow to 590 million by the end of 2002. We cannot assure you that this estimate will be achieved.

 The Wireless Network Operator Environment

   As a result of deregulation, new radio frequency spectrum licenses, privatizations and rapid network expansion by new entrants, the competitive environment among network operators in major markets worldwide has become intense. Efforts to attract and retain subscribers have resulted in significant price-based competition. Increased competition has in turn raised the costs associated with acquiring new subscribers, has lowered average revenues per subscriber, and has increased the propensity of subscribers to switch from one network operator to another. For these reasons, network operators are looking for new revenue sources in the form of value-added services they can deliver to their wireless subscribers. They are also looking for ways to differentiate their product offerings in an effort to retain subscribers. Finally, they are focused on finding and deploying solutions that enable them to deliver and support their services in a more cost-effective manner.

 The Convergence of the Internet and Mobile Telephony

   As people have become increasingly dependent on email services, remote access to corporate intranets, and other Internet-based services, mass-market wireless telephones that provide mobile access to these resources have become increasingly useful tools. Phone.com was a pioneer in the convergence of the Internet and mobile telephony. In 1995, Phone.com developed its initial technology, which enables the delivery of Internet-based services to wireless telephones. In 1996, Phone.com introduced and deployed its first products based on this technology.

   To provide a worldwide open standard enabling the delivery of Internet-based services to mass-market wireless telephones, Phone.com, Ericsson, Motorola and Nokia formed the Wireless Application Protocol Forum. In 1998, the WAP Forum published technical specifications for application and content development and product interoperability based on Internet technology and standards. By complying with WAP specifications, wireless telephone manufacturers, network operators, content providers and application developers can provide Internet-based products and services that are interoperable.

   In 1998, the WAP Forum published the Wireless Markup Language, or WML. WML is compliant with the Extensible Markup Language, or XML, specification published by the World Wide Web Consortium. XML is a programming language that provides a means of describing and exchanging data in an open format. Content providers and application developers use WML to optimize the display of, and interaction with, Web-based data on wireless telephones. Based substantially on technology that Phone.com contributed to the public domain, WML is optimized for delivery of Internet content to mass-market wireless telephones, which have numeric keypads instead of full keyboards, small screens, and limited memory capacity, processing power, battery life and bandwidth. In the same manner that the programming language known as Hypertext Markup Language, or HTML, has provided an open standard that has fueled the development of Internet applications and content for personal computers, WML is designed to be an industry standard that will encourage the development of Internet applications and content for wireless telephones.

   Leading network operators, telecommunications device and equipment manufacturers, and software and services companies worldwide have sanctioned the specifications promulgated by the WAP Forum. Charles Parrish, Executive Vice President of Phone.com, currently serves as the Vice Chairman of the WAP Forum, which has grown to over 150 members as of September 1999, including the following companies:

                                 Board Members

Phone.com                                        Motorola
Alcatel                                          Nokia Mobile Phones
CEGETEL/SFR (Societe Francaise du Radio          NTT Mobile Communications Network
 Telephone)                                      (NTT DoCoMo)
DDI Corporation                                  SBC Communications
Ericsson Mobile Communications AB                Sprint PCS
IBM                                              Telstra Corporation
Matsushita Communication Industrial

                               Network Operators

AT&T Wireless Services                           Mannesmann
Bell Atlantic Mobile                             Nextel Communications
BellSouth Cellular                               Omnitel
Bouygues Telecom                                 One 2 One
Cable & Wireless                                 Orange Communications
Cellnet Communications                           Radiolinja
CoCoNet Global Interchange                       Rogers Cantel Mobile Communications
Connect Austria                                  SK Telecom
Deutsche Telecom Mobilnet GmbH                   Sonera Corporation
FarEasTone Telecommunications                    SWISSCOM LTD.
Giesecke & Devrient                              Tokyo Digital Phone
Hongkong Telecom Mobile Services                 Telecom Italia Mobile
IDO Corporation                                  Telenor Mobil Group
Japan Telecom                                    TU-KA Cellular Tokyo
KPN                                              Vodafone
LG                                               TeleCom

                       Device and Equipment Manufacturers

Acer Peripherals                                 ORGA Kartensysteme GmbH
Bosch Telecom Danmark A/S                        Philips Consumer Communications
Bull CP8                                         Pioneer
CMG Telecommunications & Utilities               Qualcomm
De La Rue Card Systems                           RTS Wireless
DENSO                                            Samsung Electronics
Gemplus                                          Schlumberger Industries S.A.
Hewlett-Packard                                  Sema Group Telecom
Hitachi                                          Sharp
ICO Global Communications                        Siemens AG
Intel Corporation                                Sony International (Europe) GmbH
LG Information & Communications                  Tecnomen Oy
Logica Aldiscon                                  Telital S.p.A.
Lucent Technologies                              Toshiba
Mitsubishi Wireless Communications               Uniden
NEC Technologies (UK)                            Unisys
Nissan Communications Systems
Nortel

                        Software and Services Companies

@MOTION                                          M.D. Communications
Advance Systems Limited                          Merita Bank
Aether Systems                                   Microsoft
Agency.com                                       Mobile Services Group
ApiON                                            Myalertcom
AU-System Mobile                                 Oracle Corporation
Baltimore Technologies                           Peramon Technology
BEA Systems                                      ProxiNet
Bussan Systems Integration Company               Puma Technology
Certicom                                         RSA Data Security
Charles Schwab & Co.                             Saraide
Comverse Network Systems                         Sendit AB
CCL (Computer & Communications Research          Scandinavian Softline Technology Oy Softline
 Laboratories, ITRI)                             Spyglass
CTC (Itochu Techno-Science Corporation)          Symbian
CycleLogic                                       Systems Engineering Consultants
Dr. Materna GmbH                                 TANTAU Software
Digital Mobility                                 Tegic Communications
Diversinet                                       TWS
Dolphin Telecommunications                       Union Bank of Switzerland
Evolving Systems                                 Usha Communications Technology
Fantastic Corporation                            VTT Information Technology
Fujitsu Software Corporation                     VeriSign
Geoworks Corporation                             Visa International
Glenayre Technologies                            WapIT
Lexacom                                          Wireless Knowledge
LPG Innovations
MapQuest.com

 The Market Opportunity

   In response to an increasingly competitive environment, network operators are seeking to deliver Internet-based services to their wireless subscribers as a means to generate revenues from new sources, differentiate their service offerings, and reduce subscriber turnover and operating costs. To do this, network operators require a scalable turnkey software and services solution to deliver Internet-based services and content to their wireless subscribers.

The Phone.com Solution

   We provide a leading software infrastructure platform that enables the delivery of Internet-based services to mass-market wireless telephones. Using our scalable platform, network operators can provide Internet-based content, applications and services to their wireless subscribers, and wireless telephone manufacturers can turn their mass-market wireless telephones into mobile Internet appliances. Wireless subscribers thus have access to Internet- and corporate intranet-based services, including email, news, stocks, weather, travel and sports. In addition, the MyPhone service, our mobile Internet portal platform, is designed to enable network operators to rapidly deploy branded portal sites for their wireless subscribers and deliver Internet content and applications optimized for the mobile user.

   Our infrastructure platform consists of the UP.Link Server Suite and UP.Browser software products. The UP.Link Server Suite includes:

  . a means of exchanging data between the Internet and mass-market wireless telephones, commonly referred to as a gateway;

  . a service platform that performs subscriber management and service provisioning functions, as well as communicating with the network operator's customer care and billing systems; and

  . Internet-based applications such as email and personal information management software.

   The UP.Browser is a browser and messaging software product that is designed and optimized for mass-market wireless telephones. In addition, as of August 1999, approximately 10,700 third-party developers have registered to use our UP.SDK software development kit, and a variety of third-party content is currently available for wireless telephones equipped with UP.Browser, including information from ABCNews.com, Bloomberg, Reuters, Quote.com and ESPN Sportszone.

   With the introduction of the next version of our software solution, currently available as a beta release, our products will provide an open, interoperable, WAP-compliant platform for the delivery of Internet-based services. Our software solution supports all major digital wireless telephony standards in use around the world:

   . CDMA (Code Division
     Multiple Access)          .GSM (Global System for Mobile Communication)
   . TDMA (Time Division
     Multiple Access)          .CDPD (Cellular Digital Packet Data)
   . iDEN (Integrated Digital
     Enhanced Network)         .PDC (Personal Digital Cellular)
   . PHS (Personal Handyphone
     System)

   The MyPhone service is complementary to our infrastructure platform and is designed to allow network operators to rapidly deploy customized, branded Internet portals for their wireless subscribers. MyPhone offers a framework for the delivery of Internet applications, content and services optimized for wireless telephones. Initial information services available through MyPhone will include news feeds and financial information, as well as email, address book and calendar functionality. The MyPhone service can be customized to enable network operators to offer their wireless subscribers a branded portal with a differentiated look and feel, content, customer care functionality and other unique features. Wireless subscribers will also be able to access the information services and applications available on MyPhone through a standard PC web browser. MyPhone's extensible architecture is designed to facilitate the development of new applications and services. MyPhone will be hosted by Phone.com, and we expect to operate all back-end systems involved in offering this service.

   Key benefits of our products and services for network operators include the following:

  . Opportunity to generate incremental revenues. Network operators can generate additional revenues by offering value-added Internet-based services. They can also charge for the increased data and voice airtime that these applications encourage. For example, a user can access an email message via UP.Mail and initiate a voice call to any phone number appearing in the message with the press of one button.

  . Ability to differentiate services and improve subscriber retention. Using our products and services, network operators can offer new Internet-based services to wireless subscribers. In addition, by enabling wireless subscribers to store personal contact information in their networks and to personalize the selection and presentation of Internet content such as stock quotes, sports scores and news, network operators can enhance subscriber retention.

  . Opportunity to reduce operating costs. Our UP.Link Server Suite can also be used by network operators to reduce operating costs. For example, network operators' call centers are burdened by high rates of calls from subscribers inquiring about billing, service availability, usage and other service-related matters. Our software platform enables network operators to leverage standards-based Internet technology to allow subscribers to make many of these inquiries using their wireless telephones without assistance by customer care representatives. By bypassing the call center infrastructure for these activities, network operators can reduce their operating costs.

  . Ability to rapidly deploy a branded mobile Internet portal site. MyPhone is designed to allow network operators to rapidly deploy a customized and branded Internet portal for its wireless subscribers. We believe that by aggregating content and applications optimized for mobile users in a customized, branded portal service, network operators will be able to increase subscriber loyalty and generate new revenue opportunities. MyPhone's extensible architecture will facilitate new application development, allowing network operators to continue to deliver new and enhanced services to their subscribers.

The Phone.com Strategy

   Our objective is to be the leading supplier to network operators of software and services that enable the convergence of the Internet and mobile telephony. Key elements of our strategy include:

  . Focus on Providing Products and Services to Network Operators. We focus on providing comprehensive solutions that enable network operators to deliver Internet-based services to their wireless subscribers. Our close working relationships with network operators provide us with a valuable understanding of our customers' technology and operations, which we intend to leverage to accelerate time to market of our products and identify new sales opportunities. In order to drive revenues from our UP.Link Server software and related services, we utilize direct and indirect sales channels. Our direct sales force focuses on selling products and consulting services and assists our indirect channel partners in selling our products and services. Our indirect sales channel partners are currently Alcatel, Itochu Techno-Science Corporation, Sema Group and Siemens. These partners sell our products and services as an integral part of their product and service offerings to network operators primarily in international markets. We intend to add new partners to our indirect sales channel to serve customers in key markets and expect that sales through our indirect sales channel partners will represent an increasing portion of our revenues. In addition, we intend to invest significantly in the development of new mobile Internet applications and services for the MyPhone service.

  . Continue to Invest in our Technology. Network operators have stringent requirements for server software performance, scalability and reliability. Extensive technical expertise is required to integrate these solutions with the network operators' complex systems. We also expect that network operators will demand regular upgrades that include new functions and features. Consequently, we intend to continue to invest heavily in research and product development. We also intend to maintain our technology leadership by leveraging our role in prominent industry standard-setting organizations such as the WAP Forum and the World Wide Web Consortium.

   . Drive the Sale and Development of Internet-Based Applications and
     Services. Network operators that offer Internet-based services by using our UP.Link Server Suite generally seek new value-added applications to offer to their subscribers. We currently offer the following Internet-based applications:

    . Up.Mail, which delivers email to wireless telephones,

    . Up.Organizer, a personal information management application, and

    . Up.Web, which enables subscribers to access, manage and update their personal information and configuration for UP.Mail and UP.Organizer from their personal computers.

    We are continuously enhancing our existing products and developing new applications and services to provide additional functionality for network operators and wireless subscribers. In September 1999, we announced the MyPhone service, a turnkey solution designed to provide network operators a means to rapidly deploy customized mobile Internet portals. We intend to market this service aggressively through our existing sales channels. We believe that the adoption of our MyPhone service by network operators will accelerate the adoption by subscribers of Internet-based services using their wireless telephones as well as the development of new WAP-compatible information services and applications.

   . Propagate Widespread Use of UP.Browser in Mass-Market Wireless Telephones. We believe that increasing the number of wireless telephone manufacturers that incorporate UP.Browser into their mass-market wireless telephones enhances the attractiveness of our UP.Link server software to network operators. Therefore, in order to drive widespread adoption, we license UP.Browser to wireless telephone manufacturers, free of per-unit royalties. As of September 1999, we have licensed UP.Browser to 25 wireless telephone manufacturers.

   . Promote the Development of Internet-Based Services Over Mass-Market
     Wireless Telephones. To encourage the growth of our business, we actively encourage Internet content and application developers to create WML applications. In connection with this activity, we provide our UP.SDK software development kit and support to Internet content and application developers free of charge. As of August 1999, there were approximately 10,700 registered developers in our Developer Program. Internet content providers that currently deliver content for wireless telephones equipped with UP.Browser include ABCNews.com, BizTravel.com, Bloomberg, Data Broadcasting Corporation, ESPN Sportszone, InfoSpace.com, Quote.com, Reuters and Sportsfeed.

Products and Services

 Products

   Our software products enable the delivery of Internet-based services to mass-market wireless telephones. Our software products include:

  . UP.Link Server Suite--a product that network operators use to connect their subscribers' mass-market wireless telephones to Internet services

  . UP.Browser--a browser that is embedded in mass-market wireless telephones and enables wireless subscribers to access Internet services

  . UP.Smart--a suite of software applications that delivers personal digital assistant features to smartphones

  . UP.SDK--a software development kit that Internet content providers and third-party developers use to create WML-compliant applications

 UP.Link Server Suite

   UP.Link Server Suite is a turnkey software solution with features and applications that enable network operators to offer Internet-based services to their wireless subscribers. UP.Link Server Suite connects data-enabled wireless telephones to applications and content hosted by Web servers on the Internet or private intranets. UP.Link Server Suite also provides network operators with subscriber provisioning and network management functions on a robust and scalable software platform. The UP.Link Server Suite consists of the following components:

   Components                             Description
 -------------- ---------------------------------------------------------------
 Gateway        UP.Link Gateway provides the network-layer functions of the
                UP.Link Server Suite, and connects Internet- and intranet-based services to wireless networks and wireless telephones. UP.Link
                Gateway connects the multiple protocols for wireless data
                communications to the open standards of the Internet, thereby enabling Web servers to recognize a wireless telephone as an
                Internet standards-compliant client.

 Administration The UP.Link administration component provides a Web-based administration control system to keep the network operator's
                Internet-based network components up and running, assess system status and provision new subscribers.

                The UP.Link Provisioning Application Programming Interface, or
                PAPI, enables integration of UP.Link with the network operator's existing customer care, help desk and billing systems.

 Services The services component provides an open application programming framework with interfaces, or APIs, that standardize the way that the services component interacts with applications. These services include:

                . Push Server--allows applications to push information to
                  wireless subscribers. For example, an email application can use the Push Server to notify a wireless subscriber of new messages.

                . Fax Server--enables the forwarding of email attachments and other data content to fax machines for printing.

                . Identity Server--maintains a subscriber registry that retains wireless subscribers' service settings and allows network operators to track their subscribers' service usage.

                . Content Translation Framework--provides forward and backward compatibility of content formats between different generations of browsers and wireless telephones. Translates between international character sets in real-time. Also translates standard HTML Web pages into WML pages for viewing on wireless telephones.

                . Application Registry--provides a structure for the
                  interoperability of different applications. For example, third-party applications can retrieve and store contact records in the UP.Organizer's address book or pass an email address to UP.Mail.

 Applications   . UP.Applications is a suite of wireless Internet-based
                  applications, including:

                . UP.Mail--provides access to the same email account through both wireless telephones and personal computers.

                . UP.Organizer--provides a suite of synchronized Internet-based personal information management applications, including an address book, calendar and to-do list.

                . UP.Web--a Web-based user interface that allows subscribers to use their personal computers to perform many of the same tasks they perform on their wireless telephones with UP.Organizer.

 UP.Browser

   UP.Browser is a browser and messaging software product that is designed and optimized for mass-market wireless telephones. Using UP.Browser, subscribers can access Web-based information and services that are hosted on network operators' or third-party Web servers. Due to its open and highly portable architecture, UP.Browser can be embedded into different types of wireless telephones and utilize each telephone's specific display and input characteristics, such as graphical displays and programmable keys. Key features of UP.Browser include:

    Features                                        Description
-----------------  ------------------------------------------------------------------------------
Browsing           UP.Browser displays WML-designed pages from any Web or intranet site. In addition, UP.Browser incorporates text-input software from Tegic
                   Communications.

Universal Inbox    Notifies subscribers with a visual or audible indication when a Web page or other data has been proactively "pushed" to their wireless telephones.
                   Universal Inbox also integrates in a single local mailbox diverse alert types, including email and voice mail, as well as Web-based content such as stock quotes, traffic alerts and flight information.

Local Application  Allows access to important information when out of network coverage.
 Environment       Increases efficiency of applications and minimizes perceived delay when used over bandwidth-constrained networks.

Security           UP.Browser employs the same encryption technology used by many commercial Web sites. Consequently, all interaction between the wireless telephone and a Web site can be authenticated and encrypted.

 UP.Smart

   UP.Smart is a suite of software applications that augments UP.Browser with a set of popular functions commonly found on personal digital assistants. UP.Smart includes address book, calendar, to-do list and memo functions. UP.Smart also utilizes Puma Technology's synchronization software to enable a user to synchronize UP.Smart with PC-based personal information management applications by connecting the UP.Smart-equipped wireless telephone to a personal computer through a serial cable. The information is stored both on the wireless telephone and personal computer, making it accessible even when the wireless telephone is not connected to the network.

 UP.SDK

   Our software development kit, known as UP.SDK, provides tools and documentation for Internet content providers and developers to create and maintain WML-based Internet services. UP.SDK consists of the following components:

  . The UP.Simulator, a Windows-based application that simulates the behavior of UP.Browser-equipped wireless telephones, allowing developers to more easily test WML services.

  . Specialized functions and libraries that simplify the process of generating WML applications.

  . Tools for establishing secure communications between WML applications and UP.Link Servers.

  . Sample WML files and application source code.

 Services

   We offer consulting services to network operators and wireless telephone manufacturers. Our consulting services help us to shorten our software license sales cycle, accelerate deployment of our technology and deepen our understanding of our customers' networks. We also provide both customer support and custom software development services for network operators, as well as software consulting services to wireless telephone manufacturers that license UP.Browser.

New Services and Products under Development

 MyPhone

   In September 1999, we announced the MyPhone service, our mobile portal platform that is complementary to our existing business. The MyPhone service enables network operators to rapidly deploy branded portal sites for their wireless subscribers. With MyPhone, network operators can provide their subscribers with a customized set of information services and applications that are optimized for the mobile user, thereby enhancing subscriber loyalty and capturing new revenue opportunities. MyPhone offers a framework for the delivery of Internet applications, content and services optimized for wireless telephones. Initial information services available through MyPhone will include news feeds and financial information, as well as email, address book and calendar functionality. The MyPhone service can be customized to enable network operators to offer their wireless subscribers a branded portal with a differentiated look and feel, content, customer care functionality and other unique features. Wireless subscribers will also be able to access the information services and applications available on MyPhone through a standard PC web browser. MyPhone's extensible architecture is designed to facilitate the development of new applications and services. MyPhone will be hosted by Phone.com, and we expect to operate all back-end systems involved in offering this service.

 Over-the-Air Provisioning

   In July 1999, we announced a collaborative effort with Bell Atlantic Mobile and Motorola to develop WAP-based over-the-air provisioning technology. Through this collaboration, we are designing a system capable of delivering provisioning information as well as electronic customer care to Bell Atlantic Mobile's subscribers via CDMA wireless telephones. The system is being designed to automatically update wireless telephones with current versions of network information such as roaming lists, area code information, and other data parameters. In addition, the system is being designed to enable subscribers to check their bill and interactively manage their individual account features directly from their wireless telephones.

Customers

 Wireless Network Operators

   We sell our UP.Link Server Suite and related technical support to network operators worldwide to enable them to offer a variety of wireless Internet services to their subscribers. These network operators have licensed our software and have either announced a commercial service launch or are in a market or laboratory trial phase.

   As of August 1999, 31 network operators, including the following companies, have licensed our software:

Name                                  Stage             Technology   Country
----                                  -----             ----------   -------
AT&T Wireless Services        Deployed in July 1996        CDPD        USA
Bell Atlantic Mobile        Deployed in September 1996     CDPD        USA
GTE Wireless                   Deployed in May 1997        CDPD        USA
SFR/CEGETEL                   Deployed in March 1999       GSM       France
DDI Corporation               Deployed in April 1999       CDMA       Japan
IDO Corporation               Deployed in April 1999       CDMA       Japan
Bell Mobility                  Deployed in May 1999        CDMA      Canada
LG Telecom                    Deployed in June 1999        CDMA    South Korea
Omnitel                       Deployed in June 1999        GSM        Italy
Sprint PCS                 Announced Commercial Launch     CDMA        USA
                               (expected fall 1999)
Mannesmann Mobilfunk (D2)  Announced Commercial Launch     GSM       Germany
                               (expected fall 1999)
Nextel Communications      Announced Commercial Launch     iDEN        USA
                               (expected fall 1999)
Southern LINC              Announced Commercial Launch     iDEN        USA
                               (expected fall 1999)
Shinsegi Telecom           Announced Commercial License    CDMA       Korea
US West                    Announced Commercial License    CDMA        USA
Telstra Corporation        Announced Commercial License    GSM      Australia
Deutsche Telekom Mobilnet             Trial                GSM       Germany
 GmbH (T-Mobile)
France Telecom Mobile                 Trial                GSM       France
Telecom Italia Mobile                 Trial                GSM        Italy

   We also provide our network operator customers with consulting services that enable them to rapidly adopt our technology and bring wireless Internet-based services to market. Our consulting services focus on those areas where our products interface with the network operators' internal systems such as billing, provisioning and customer care. We also provide our network operator customers with assistance in choosing the appropriate content and applications for their subscribers and creating the promotion and pricing strategies for their service.

   Our agreements with network operators provide these customers with a non-exclusive license to use our UP.Link Server Suite software in connection with providing Internet-based services to their subscribers. Pricing and payment terms for these licenses are negotiated with the customer based on the number of subscriber licenses purchased by the network operator, and the licenses can be purchased on an as-deployed basis or on a prepaid basis. While these agreements do not provide for a right of return, these agreements typically provide for a six-month warranty, indemnification against intellectual property infringement claims, a commitment to provide standards-compliant products, and a source code escrow. In addition, we typically provide fee-based maintenance and support services to these customers, under which they receive error corrections and remote support. They can also elect to receive new releases of UP.Link Server Suite for an additional fee.

 Wireless Telephone Manufacturers

   We license our UP.Browser software to wireless telephone manufacturers, who embed UP.Browser into their products. In order to encourage these manufacturers to include UP.Browser in their wireless telephone models, no per-unit royalty is charged. In addition, we provide engineering and support services to accelerate the introduction of new wireless telephone models that contain UP.Browser. These services are provided to manufacturers on an annual flat-fee basis per digital wireless telephony standard.

   As of September 1999, 25 wireless telephone manufacturers have licensed UP.Browser, and the following manufacturers have publicly announced products that will include UP.Browser:

   . Alcatel                          .Nokia
   . Bosch                            .Panasonic (Matsushita)
   . Casio                            .Philips
   . Hitachi                          .Qualcomm
   . Hyundai Electronics              .Sagem
   . IGS                              .Samsung Electronics
   . Kyocera                          .Sharp
   . LG Information & Communications  .Siemens
   . Mitsubishi                       .Sony
   . Motorola                         .Toshiba
   . NEC                              .3Com (Palm Computing division)
   . Neopoint

   Additionally, Ericsson has announced that it will introduce wireless telephones that will be compatible with our UP.Link Server Suite. As of September 1999, ten wireless telephone manufacturer customers had made commercial shipments of telephones with the UP.Browser embedded. In addition, we are currently providing engineering support services in connection with 60 browser integration projects.

   Our agreements with wireless telephone manufacturers generally provide these customers with a non-exclusive, royalty-free license to sell wireless telephones containing UP.Browser. These agreements typically provide for a 90-day warranty, indemnification against intellectual property infringement claims and a source code escrow. In addition, customers can elect to receive varying levels of maintenance and support services for a fee.

   For the year ended June 30, 1999, AT&T Wireless Services and DDI Corporation accounted for approximately 17% and 14%, respectively, of our total revenues. For the year ended June 30, 1998, AT&T Wireless Services and Matsushita Communication Industrial accounted for approximately 22% and 18%, respectively, of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

Research and Product Development

   We continue to enhance the features and performance of our existing products and introduce new products. For example, we have recently released in beta version the fourth generation of our UP.Link Server Suite and UP.Browser products. These products are expected to be compliant with version 1.1 of the specifications promulgated by the WAP Forum. We are currently developing other applications, including a secure provisioning server, which enables network operators to automate customer provisioning, and compatibility with two-way short messaging service systems. In addition, we continue to develop the MyPhone service to provide outsourced application development and services to our network operator customers.

   Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. As a result, we have made, and we intend to continue to make, significant investments in research and product development. Our research and development expenses were $4.0 million, $5.7 million and $13.1 million for the years ended June 30, 1997, 1998 and 1999, respectively. As of August 31, 1999, we had 129 employees engaged in research and product development activities. We are recruiting additional skilled engineers for research and product development, and our business could be adversely affected if we are unable to hire these engineers on a timely basis.

Technology

   Our technology has contributed both to driving open standards for the delivery of Internet-based services to mass-market wireless telephones and to providing network operators and wireless telephone manufacturers with software solutions that are robust and scalable, and take into account the specific characteristics of wireless telephony networks and telephones.

 Wireless Application Protocol and Wireless Markup Language

   Phone.com, along with Ericsson, Motorola and Nokia, founded the WAP Forum in 1997, and published open standards-based technical specifications for application and content development, as well as product interoperability based on Internet technology and standards. Leading network operators, telecommunications device and equipment manufacturers, and software companies worldwide have joined the WAP Forum, which has grown to over 150 members as of September 1999.

   The WAP specifications consist of the following components:

  . A Transport Specification, which defines the way in which data is exchanged between the network operator's server and the wireless telephone. The WAP Transport Specification mirrors the Internet-standard secure HTTP protocol, but is optimized for wireless telephone networks. For example, on a typical PC-based Internet connection, all functions such as security provisioning and application downloading and interaction are performed on the PC. In the WAP Transport Specification, functions are divided between the wireless telephone and the network operator's server because of the bandwidth constraints over the wireless network and the wireless telephone's limited processing power.

  . A Wireless Markup Language (WML), which optimizes the display of and interaction with Web-based content on wireless telephones and allows Internet applications to take advantage of the voice capabilities of the wireless telephony network. WML is compliant with the Extensible Markup Language, or XML, specification published by the World Wide Web Consortium.

  . WML Script, which enables a developer to add procedural logic to WML pages.

   In order to implement interoperability with Internet-based content, the WAP Transport Specification and WML use the open standards-based Internet model of interaction, in which content and applications reside on Web servers that are physically distributed, and requests for the data on these servers are sent via open-standard Internet addresses, commonly known as URLs.

   On standard Internet Web servers, content typically resides in databases, but is provided to users via a number of content formats, including HTML and Java. WML and WML Script function as standard content formats, so Internet content providers can add WML and WML Script access to their servers without having to change the underlying data. WML and WML Script applications deliver content in a format that is optimized for wireless telephone interfaces.

 Components of UP.Link Technology

   Our UP.Link Server Suite is designed to be modular, expandable, flexible, scalable and reliable. Using an architecture based on scalable, object-oriented technology, the UP.Link Server Suite typically runs on a large, distributed set of servers. The UP.Link Server Suite, which runs on Sun Microsystems' Solaris operating system, is designed to meet the stringent performance, scalability and reliability requirements of network operators.

   Server Side Agents. Since wireless networks have limited bandwidth and wireless telephones have limited processing power and memory, programs called agents that reside on the server are used to provide processing power and other computing resources to UP.Browser-enabled wireless telephones. These agents allow some operations to be offloaded from the wireless telephone to the UP.Link server. This means that the duties that are typically performed by the Web browser on standard personal computers can be divided between the browser on the wireless telephone and a "proxy" running in the agent. The exact split of functionality can vary depending on the particular capabilities of the wireless telephone. The agent can perform many functions, including translating wireline Internet protocols such as HTTP to wireless Internet protocols such as WAP, as well as compiling Internet content so that it is more compact to transmit and easier to display on the wireless telephone.

   Dispatcher. At the core of our scalable server architecture is a dispatcher that dynamically load balances user proxies between a number of agents. The dispatcher is much like the line at a bank that funnels a queue of customers to the next available teller. The dispatcher also provides a basic level of protection against faults by automatically rerouting subscriber requests if a proxy server malfunctions.

   Messenger. The UP.Link messenger server provides store-and-forward messaging capabilities from Web servers to UP.Browser-enabled wireless telephones over a wide range of wireless protocols such as Short Message Service and Cellular Digital Packet Data. Store-and-forward means that if a wireless telephone is turned off or out of its coverage area, the message will be stored and delivered once the wireless telephone is connected to the network. The messenger accepts data through standard Web interfaces such as HTTP and converts the data for transmittal over the wireless network without requiring modifications to the Web server.

   Narrow Band Router. The Narrow Band Router provides a common interface to a wide range of narrow band, or low-bandwidth, wireless networks. This feature makes the protocol-specific components of message addressing, routing and delivery transparent to Internet applications, enabling developers to easily create applications for wireless networks without customizing their applications to work with each individual protocol. Thus the same application can work across a number of wireless data networks and protocols in a transparent manner.

   Translation Framework. Wireless telephones are different than personal computers in that they are mass-market consumer devices with software that is embedded in the wireless telephone at the factory and very difficult and costly to modify in the field. The WML specification, however, is regularly evolving as features and functionality are introduced and refined. To address this issue, the translation framework enables the translation of content in real-time. Software translators can be implemented that transparently translate content based on newer versions of WML to make it compatible with wireless telephones that contain older versions of UP.Browser, or vice versa.

Sales and Marketing

   We sell our products through both a direct sales force and third-party resellers, currently Alcatel, Itochu Techno Science Corporation, Sema Group and Siemens. In addition, we have a joint sales and marketing relationship with Lucent Technologies. As of August 31, 1999, we had 47 persons in sales and marketing serving the United States market, and 20 persons in sales and marketing outside the United States. We plan to significantly expand this group over the next 12 months. In addition, we have offices in London and Tokyo. Our direct sales force focuses on selling products and consulting services and assists our indirect channel partners in selling our products and services. International sales of products and services accounted for 44% and 66% of our total revenues for the years ended June 30, 1998 and 1999, respectively. We expect international revenues to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Our international sales strategy is to partner with leading distributors and systems integrators that have strong industry backgrounds and market presence in their respective markets and geographic regions.

   Our success depends in part on our ability to increase sales of our products and services through value-added resellers and to expand our indirect distribution channels. Under the arrangements that we make with our value-added resellers, a value-added reseller sells, installs and services our products to wireless network operators. These agreements are not exclusive and do not have territorial restrictions. Our value-added resellers generally are not restricted from selling products that are competitive with our products, and each of our partners can cease marketing our products and services at their option.

   We believe that customer service and ongoing technical support is an essential part of the sales process in the wireless communications industry. In order to provide high levels of customer service, senior management and assigned account managers play a role in ongoing account management and relationships. We believe these customer relationships enable us to improve customer satisfaction and develop products to meet specific customer needs. Our agreements with our network operator customers provide for 24 hour per day support seven days per week.

   We actively recruit content and application developers to our platform and provide to them free of charge our software developer's kit, UP.SDK. We also provide them with free membership in our Developer Program, free email-based support and the opportunity to participate in our Alliances Program. As of August 1999, approximately 10,700 registered developers in our Developer Program have downloaded UP.SDK, including:

   . 724 Solutions                  .Lotus
   . biztravel.com                  .Mapquest.com
   . BroadVision                    .NewsAlert
   . CableData                      .Reuters
   . Comverse Network Systems       .SmartServOnline
   . Data Broadcasting Corporation  .Sportsfeed.com
   . eDispatch.com                  .StockTips
   . InfoSpace.com                  .Vantive
   . Internet Travel Network        .The Weather Underground
   . KLELine                        .Webraska Mobile Technologies
   . Lightbridge

   Our Alliances Program is comprised of a select group of our content and application developers. We screen applications to our Alliances Program based on the availability and quality of the content or applications produced by the partner. We perform joint marketing activities with the partner, as well as provide introductions between our wireless network operators and our Alliances Program members.

Competition

   The market for our products and services is becoming increasingly competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP protocol. Furthermore, some of our competitors have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

   We expect that we will compete primarily on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

  . Wireless equipment manufacturers, such as Ericsson and Nokia, which are developing and marketing competitive server, browser and application software products. These companies already sell billions of dollars of wireless telephones and other telecommunications products to network operators which are our existing and potential customers.

  . Microsoft, which recently announced plans to deliver a wireless portal designed to work with handheld devices, wireless telephones and interactive pagers via Microsoft's MSN network of Internet services. Nextel is Microsoft's first customer for these services. Nextel plans to use a co-branded version of

   Microsoft's MSN portal to enable Nextel customers to access a customized set of Internet services. This arrangement also provides for Microsoft to invest $600 million in Nextel to support Nextel's development of wireless Internet services. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones, and to develop and market its own browser for these devices.

  . Wireless Knowledge, a joint venture of Microsoft and Qualcomm, which has announced its intention to introduce products and services that may compete directly with our UP.Link and UP.Browser products, as well as our UP.Applications.

  . Systems integrators, such as CMG and APiON, and software companies, such as Oracle Corporation, which are developing and marketing server software that is compliant with the specifications promulgated by the WAP Forum.

  . Providers of Internet software applications and content, electronic messaging applications and personal information management software solutions, any of whom could offer products and services that compete with ours.

   As we enter new markets and introduce new services, such as the MyPhone service, we will face additional competitors. These competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies.

   Many of our existing competitors as well as potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Several of these companies also have greater name recognition and more well-established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer more attractive terms to customers than we can. We may face increasing price pressure from our network operator customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to compete more effectively. Finally, existing and potential competitors may develop enhancements to, or future generations of, competitive products that will have better performance features than our products.

Intellectual Property Rights

   Our performance depends significantly on our ability to protect our proprietary rights to the technologies used in our products. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business. As of August 1999, we had three issued United States patents. We also had one United States patent application with allowed claims and 73 pending United States patent applications, as well as foreign counterparts with respect to many of these applications. In addition, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate. Finally, our competitors may independently develop similar technologies.

   The telecommunications and Internet software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of an infringement claim against us grows. For example, we may be inadvertently infringing a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to be infringing when it issues in the future. To address any patent infringement claims, we may have to enter into royalty or licensing agreements on disadvantageous commercial terms. A successful claim of product infringement against us, and our failure to license the infringed or similar technology, would harm our business. In addition, any infringement claims, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business.

   We rely on a license of encryption technology from RSA Data Security, Inc. The license from RSA is perpetual unless terminated by either party as the result of a material breach or insolvency or, at our election, for convenience.

   As a member of the WAP Forum, we have agreed to license our intellectual property to other WAP members on fair and reasonable terms to the extent that the license is required to develop noninfringing products under the specifications promulgated by the WAP Forum. Each other member of the WAP Forum has entered into a reciprocal agreement.

Employees

   As of August 31, 1999, we had a total of 233 employees. None of our employees is covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Properties.

   Our principal offices are located in Redwood City, California in two buildings aggregating 65,000 square feet under a lease expiring in May 2006, with a renewal option for an additional five-year term. We also lease space for our offices in London and Tokyo.

Item 3. Legal Proceedings.

   We are not currently subject to any material legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders.

   On May 19, 1999, we held our 1999 annual meeting of stockholders. The following summarizes the matters submitted to a vote of our stockholders:

   1. The election of the following nominees to serve as members of the Board of Directors:

Nominee                                                       In Favor  Withheld
-------                                                      ---------- --------
Alain Rossmann.............................................. 20,963,836    --
Charles Parrish............................................. 20,963,836    --
Roger Evans................................................. 20,963,836    --
Reed Hundt.................................................. 20,963,836    --
David Kronfeld.............................................. 20,963,836    --
Andrew Verhalen............................................. 20,963,836    --

   2. The amendment of our amended and restated certificate of incorporation to effect a two-for-three reverse split of our outstanding Common Stock:

     In Favor                                                            Opposed
     --------                                                            -------
     20,940,487......................................................... 23,349

   3. The approval of our amended and restated certificate of incorporation and amended and restated bylaws, effective upon completion of our initial public offering

     In Favor                                                            Opposed
     --------                                                            -------
     20,963,836.........................................................    --

   4. The amendment of our 1996 Stock Plan to increase the number of shares reserved for issuance thereunder by 4,250,000 shares and to provide for automatic annual increases, beginning on July 1, 2000, to the number of shares reserved for issuance thereunder by the lesser of (a) 1,500,000 shares, (b) 4% of the total shares outstanding on the last day of the preceding fiscal year, or (c) such lesser number of shares as is determined by the Board of Directors:

     In Favor                                                            Opposed
     --------                                                            -------
     20,803,421......................................................... 160,415

   5. The adoption of the 1999 Directors' Stock Option Plan and the reservation of 600,000 shares of Common Stock for issuance thereunder:

     In Favor                                                            Opposed
     --------                                                            -------
     20,386,380......................................................... 577,456

   6. The adoption of the 1999 Employee Stock Purchase Plan and the reservation of 600,000 shares of Common Stock for issuance thereunder, as well as automatic annual increases on the first day of each of the fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 equal to the lesser of (a) 500,000 shares or
(b) 1% of the total shares outstanding on the last day of the preceding fiscal year:

     In Favor                                                            Opposed
     --------                                                            -------
     20,952,674......................................................... 11,162

   7. The ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal years ending June 30, 1999 and June 30, 2000:

     In Favor                                                            Opposed
     --------                                                            -------
     20,936,836.........................................................    --

   The above share amounts have been adjusted to reflect our two-for-three reverse stock split and the conversion of the outstanding Preferred Stock into Common Stock upon completion of the initial public offering in June 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

   Our Common Stock has been listed for quotation on the Nasdaq National Market under the symbol "PHCM" since our initial public offering on June 11, 1999. The following table shows the high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the period indicated.

   1999                                                           High    Low
   ----                                                         -------- ------
   Quarter ended June 30, 1999 (from June 11, 1999)............ $65.5625 $16.00

   The closing sale price of the Common Stock as reported on the Nasdaq National Market on September 22, 1999 was $160.875 per share. As of that date there were 146 holders of record of the Common Stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

   The market price of the Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

Dividend Policy

   We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current equipment loan prohibit us from paying dividends without our lender's consent.

Use of Proceeds

   On June 10, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-75219) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $16.00 per share, generating aggregate gross proceeds of $73.6 million. The managing underwriters were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and U.S. Bancorp Piper Jaffray Inc. After deducting approximately $6.8 million in underwriting discounts and other related expenses, the net proceeds of the offering were approximately $66.8 million. As of June 30, 1999, the Company has not used any of the net proceeds. The net proceeds of the offering have been invested in short-term, investment grade, interest bearing securities. The Company intends to use such proceeds for capital expenditures, and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 6. Selected Consolidated Financial Data.

   The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 1997, 1998 and 1999, and the consolidated balance sheet data as of June 30, 1998 and 1999 are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the period from December 16, 1994 (inception) to June 30, 1995 and for the year ended June 30, 1996, and the consolidated balance sheet data as of June 30, 1995, 1996 and 1997 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            December 16,          Year Ended June 30,
                          1994 (Inception) ------------------------------------
                          to June 30, 1995  1996     1997      1998      1999
                          ---------------- -------  -------  --------  --------
                                (In thousands, except per share data)
Consolidated Statements
 of Operations Data:
Revenues:
 License................       $  --       $   --   $    80  $    522  $  5,229
 Maintenance and
  support services......          --           --       212     1,683     5,921
 Consulting services....          --           --       --        --      2,292
                               ------      -------  -------  --------  --------
   Total revenues.......          --           --       292     2,205    13,442
                               ------      -------  -------  --------  --------
Cost of revenues:
 License................          --           --        87        95       371
 Maintenance and
  support services......          --           --       266     1,063     3,022
 Consulting services....          --           --       --        --      1,146
                               ------      -------  -------  --------  --------
   Total cost of
    revenues............          --           --       353     1,158     4,539
                               ------      -------  -------  --------  --------
   Gross profit (loss)..          --           --       (61)    1,047     8,903
                               ------      -------  -------  --------  --------
Operating expenses:
 Research and
  development...........           92        1,387    3,959     5,732    13,082
 Sales and marketing....            6          757    3,198     5,011    10,840
 General and
  administrative........            5          522    1,237     1,801     4,432
 Stock-based
  compensation..........          --           --       --        108     1,011
                               ------      -------  -------  --------  --------
   Total operating
    expenses............          103        2,666    8,394    12,652    29,365
                               ------      -------  -------  --------  --------
   Operating loss.......         (103)      (2,666)  (8,455)  (11,605)  (20,462)
Interest income, net....          --           196      464       982     1,803
                               ------      -------  -------  --------  --------
   Loss before income
    taxes...............         (103)      (2,470)  (7,991)  (10,623)  (18,659)
Income taxes............          --           --       --        --      2,104
                               ------      -------  -------  --------  --------
   Net loss.............       $ (103)     $(2,470) $(7,991) $(10,623) $(20,763)
                               ======      =======  =======  ========  ========
Basic and diluted net
 loss per share.........       $(0.02)     $ (0.53) $ (1.67) $  (2.03) $  (2.98)
                               ======      =======  =======  ========  ========
Shares used in computing
 basic and diluted net
 loss per share.........        4,671        4,704    4,776     5,221     6,966
                               ======      =======  =======  ========  ========

                                                    As of June 30,
                                         -------------------------------------
                                          1995   1996   1997   1998     1999
                                         ------ ------ ------ ------- --------
                                                    (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments............................ $2,300 $5,848 $8,014 $33,464 $113,086
Total assets............................  2,315  6,767  9,759  39,144  138,933
Equipment loan and capital lease
 obligations, less current portion......    --     --     --      915      498
Total stockholders' equity..............  2,243  6,464  8,125  28,393   92,292

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This section of this Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in "Risk Factors" and elsewhere in this Form 10-K.

Overview

   We were incorporated in December 1994 and, from inception until June 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1995, we developed our initial technology, which enables the delivery of Internet-based services to wireless telephones. In 1996, we introduced and deployed our first products based on this technology. We first recognized license revenues in August 1996, and generated license revenues of approximately $80,000, $522,000 and $5.2 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. We incurred net losses of approximately $8.0 million, $10.6 million and $20.8 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. As of June 30, 1999, we had an accumulated deficit of approximately $42.0 million.

   To provide a worldwide standard for the delivery of Internet-based services over mass-market wireless telephones, we formed the WAP Forum in close cooperation with Ericsson, Motorola and Nokia, the world's three largest manufacturers of wireless telephones. In February 1998, the WAP Forum published technical specifications for application development and product interoperability based substantially on Phone.com's technology and on Internet standards. Leading network operators, telecommunications device and equipment manufacturers and software companies worldwide have sanctioned the specifications promulgated by the WAP Forum.

   We generate revenues from licenses, maintenance and support services and consulting services. We receive license revenues from licensing our UP.Link Server Suite software directly to network operators and indirectly through value-added resellers. From our inception through June 30, 1999, cumulative revenues from licensing our UP.Link Server Suite software represented 51% of total cumulative revenues, inclusive of installation, training and support services provided to network operators. Maintenance and support services revenues also include engineering and support services provided to wireless telephone manufacturers. Cumulative engineering and support services fees from UP.Browser agreements with wireless telephone manufacturers represented 34% of our total cumulative revenues from inception through June 30, 1999. Consulting services revenues are derived from consulting services provided to network operator customers either directly by us or indirectly through resellers.

   In September 1999, we announced MyPhone, our mobile Internet portal platform. We expect to incur significant additional expenses in developing and commercializing the MyPhone service, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for the MyPhone service will result in significant revenues or profitability.

   Our future success depends on our ability to increase revenues from sales of products and services to new and existing network operator customers. If the market for Internet-based services via wireless telephones fails to develop or develops more slowly than expected, then our business would be materially and adversely affected. In addition, because there is a relatively small number of network operators worldwide, any failure to sell our products to network operator customers successfully could result in a shortfall in revenues that could not be readily offset by other revenue sources. We also anticipate that network operators may defer commercial launches of services based on our product and services as they divert their resources and efforts to ensure year 2000 compliance.

   Our business strategy also relies to a significant extent on the widespread propagation of UP.Browser-enabled telephones through our relationships with network operators and wireless telephone manufacturers. In order to encourage adoption of UP.Browser-enabled wireless telephones, we license our UP.Browser software to wireless telephone manufacturers free of per-unit royalties and other license fees and provide maintenance and support services for an annual flat fee. As of September 1999, we had licensed UP.Browser to 25 wireless telephone manufacturers. As of September 1999, 10 wireless telephone manufacturer customers had made commercial shipments of telephones with the UP.Browser embedded. In addition, as of September 1999, we are currently providing engineering support services in connection with 60 browser integration projects.

   During the year ended June 30, 1998, AT&T Wireless Services, which owned approximately 2.5% of our common stock as of June 30, 1999, and Matsushita Communication Industrial accounted for approximately 22% and 18%, respectively, of our total revenues. For the year ended June 30, 1999, AT&T Wireless Services accounted for approximately 17% of our total revenues, and DDI Corporation, which owned approximately 0.6% of our common stock as of June 30, 1999, accounted for approximately 14% of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

   For agreements entered into prior to July 1, 1998, we recognized revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 91-1, Software Revenue Recognition. Effective July 1, 1998, we adopted SOP 97-2, Software Revenue Recognition, as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

   We license our UP.Link Server Suite products to network operators through our direct sales force and indirectly through our channel partners. Our license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses can be purchased on an as-deployed basis or on a prepaid basis. For licenses purchased on an as-deployed basis, license revenue is recognized as subscribers are activated to use the services that are based on our UP.Link Server Suite products. We have no obligation to provide standards-compliant products once a subscriber has been activated. For licenses purchased on a prepaid basis, prepaid license fees are recognized under subscription accounting due to our commitment to provide standards-compliant products for each license covered by the prepaid arrangement. This subscription revenue is recognized ratably over the contractual term of the prepaid arrangement (i.e., the date the prepaid licenses expire if not used), commencing at the beginning of the month in which delivery and acceptance occur by the network operator. The prepaid license period is generally twelve to thirty months. Licenses expire if not activated prior to the end of the prepaid license term. We recognize revenues from maintenance and support services provided to network operators ratably over the term of the agreement, generally one year, and recognize revenues from consulting services provided to network operators as the services are performed.

   We recognize revenues from UP.Browser agreements with wireless telephone manufacturers ratably over the period during which the services are performed, generally one year. We provide our wireless telephone manufacturer customers with support associated with their efforts to port our UP.Browser software to their wireless telephones, software error corrections and new releases as they become commercially available.

   Deferred revenue was $36.8 million as of June 30, 1999, comprised of $33.6 million in prepaid fees charged to wireless network operators and $3.2 million in prepaid maintenance and other service fees charged to wireless telephone manufacturers. We expect that deferred revenue will decline in the long term as network operators deploy services based on our products. In particular, we began recognizing license revenue in the third quarter of fiscal 1999 in connection with the launch by CEGETEL/SFR of commercial services based on our products and the acceptance of our products by DDI Corporation. Relating to our sales to CEGETEL/SFR, we recognized previously deferred license revenues of $541,000 for the year ended June 30, 1999 and will recognize approximately $400,000 in each of the quarters ending September 30, 1999, December 31, 1999 and March 31, 2000. With regard to sales to DDI Corporation, we recognized license revenues of $1.5 million for the year ended June 30, 1999, and will recognize approximately $2.4 million in each of the quarters ending September 30, 1999 and December 31, 1999, and $1.6 million in each of the quarters ending March 31, 2000 through March 31, 2001, and $1.1 million in the quarter ending June 30, 2001. The revenues recognized and deferred for DDI Corporation include direct sales and sales through an indirect channel partner, Itochu Techno Science Corporation. We also began recognizing license revenue in the fourth quarter of fiscal 1999 in connection with the launches by two other wireless network operator customers. With respect to these customers, we recognized license revenue of $441,000 in the fourth quarter of fiscal 1999, and will recognize substantially all of the remaining deferred revenue by September 30, 2001.

   Under an agreement with AT&T Wireless Services, initially entered into in May 1996, AT&T Wireless Services prepaid $4.7 million for the right to deploy up to a fixed number of licenses through December 1999. Due to the early nature of the commercial deployments of our products by network operators and because we believed we would assume additional obligations to assist AT&T Wireless Services in deploying the software licenses if difficulties were encountered during the deployment, the license portion of the prepaid fee was recognized as licenses were deployed. Between August 1997 and December 1998, $484,000 was recognized relating to this prepayment. In connection with an amendment to the agreement entered into in March 1999, AT&T Wireless Services agreed that we would not be further obligated to assist them in the deployment of the prepaid licenses discussed above. Therefore, the remaining deferred revenue of approximately $4.2 million as of the date of the contract amendment in March 1999 that related to the prepayment is being recognized as revenue ratably over the remaining contractual term of the prepaid arrangement. Accordingly, we recognized revenue of $1.9 million for the year ending June 30, 1999 and will recognize approximately $1.25 million in each of the quarters ending September 30, 1999, and December 31, 1999, associated with the prepayment.

   We expect that our gross profit on revenues derived from sales through indirect channel partners will be less than the gross profit on revenues from direct sales. Our success, in particular in international markets, depends in part on our ability to increase sales of our products and services through value-added resellers and to expand our indirect distribution channels. In addition, our agreements with our distribution partners generally do not restrict the sale of products that are competitive with our products and services, and each of our partners can cease marketing our products and services at their option.

   International sales of products and services accounted for 7%, 44% and 66% of our total revenues in the years ended June 30, 1997, 1998 and 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. In particular, a number of manufacturers have delayed commercial release of WAP-compliant wireless telephones, particularly affecting European and other markets based on the GSM standard. Risks inherent in our international business activities, include:

  . failure by us and/or third parties to develop localized content and applications that are used with our products;

  . costs of localizing our products for foreign markets;

  . difficulties in staffing and managing foreign operations;

  . longer accounts receivable collection time;

  . political and economic instability;

  . fluctuations in foreign currency exchange rates;

  . reduced protection of intellectual property rights in some foreign countries;

  . contractual provisions governed by foreign laws;

  . export restrictions on encryption and other technologies;

  . potentially adverse tax consequences; and

  . the burden of complying with complex and changing regulatory requirements.

   Since early 1997, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although our revenues have grown in recent quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our product development, sales and marketing, professional services and administrative staff. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

Fiscal Years Ended June 30, 1997, 1998 and 1999

 License Revenues

   License revenues increased from $80,000 in the fiscal year ended June 30, 1997 to $522,000 in the fiscal year ended June 30, 1998, and $5.2 million in the fiscal year ended June 30, 1999. The increase in license revenues was due primarily to the launch of wireless Internet-based services by network operators. The increase in license revenues in fiscal 1999 was due primarily to the launch by CEGETEL/SFR, DDI and other network operators of commercial services based on our products and the satisfaction of our deployment obligations related to AT&T. License revenues recognized in fiscal 1999 with respect to these three customers were $709,000, $1.5 million and $1.6 million, respectively.

 Maintenance and Support Services Revenues

   Maintenance and support services revenues increased from $212,000 in the fiscal year ended June 30, 1997 to $1.7 million in the fiscal year ended June 30, 1998, and $5.9 million in the fiscal year ended June 30, 1999. The increase in maintenance and support services revenues reflects an increase in services provided to wireless telephone manufacturers and increased installation and support fees from network operators. Of the increase from fiscal 1998 to fiscal 1999, approximately $3.1 million was attributable primarily to increased demand for maintenance and engineering support services by wireless telephone manufacturers, and approximately $1.1 million was attributable to trials of our UP.Link Server Suite software by wireless network operators.

 Consulting Services Revenues

   Consulting services revenues were $2.3 million for the fiscal year ended June 30, 1999. No consulting services were performed in fiscal 1997 or fiscal 1998.

 Cost of License Revenues

   Cost of license revenues consists primarily of third-party license and support fees. Cost of license revenues increased from $87,000 in the fiscal year ended June 30, 1997 to $95,000 in the fiscal year ended June 30, 1998, and $371,000 in the fiscal year ended June 30, 1999. As a percentage of license revenues, cost of license revenues in the fiscal years ended June 30, 1997, 1998 and 1999 was 109%, 18% and 7%, respectively. Costs of license revenues in the fiscal year ended June 30, 1997 included $74,000 attributable to non-recurring third-party software license and software customization fees. The decrease as a percentage of license revenues for fiscal 1999 was attributable primarily to higher license revenues for fiscal 1999 and to the amortization of fixed maintenance fees relating to third party software licenses. We expect that cost of license revenues will vary as a percentage of license revenues from period to period.

 Cost of Maintenance and Support Services Revenues

   Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to network operators and engineering and support services to wireless telephone manufacturers. The engineering and support services performed for wireless telephone manufacturers include assistance relating to integrating our UP.Browser software into the manufacturers' wireless telephones. Cost of maintenance and support services revenues increased from $266,000 in the fiscal year ended June 30, 1997 to $1.1 million in the fiscal year ended June 30, 1998, and $3.0 million in the fiscal year ended June 30, 1999. As a percentage of maintenance and support services revenues, cost of maintenance and support services revenues in the fiscal years ended June 30, 1997, 1998 and 1999 was 125%, 63% and 51%, respectively. The growth in cost of maintenance and support services revenues was attributable primarily to an increase in personnel dedicated to support a larger number of wireless telephone manufacturer customers, which increased costs by approximately $1.1 million from fiscal 1998 to fiscal 1999, and increased staffing in anticipation of growth in the number of network operator customers, which increased costs by approximately $824,000 during the same period. Gross profit on maintenance and support services increased from fiscal 1998 to fiscal 1999 due to the increase in the number of browser integration assignments for wireless telephone manufacturers, which had the effect of spreading our costs over a greater revenue base. In addition, the number of trials in progress by network operators increased during this period. We anticipate that the cost of maintenance and support services revenues will increase in absolute dollars in future operating periods.

 Cost of Consulting Services Revenues

   Cost of consulting services revenues consists of compensation and independent consultant costs for personnel engaged in our consulting services operations and related overhead. We commenced our consulting operations in fiscal 1999. Cost of consulting services revenues for the fiscal year ended June 30, 1999 was $1.1 million. No consulting services were performed in fiscal 1997 or fiscal 1998. As a percentage of consulting services revenues, cost of consulting services revenues for the fiscal year ended June 30, 1999 was 50%. Gross profit on consulting services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the consulting assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of consulting services revenues will increase in absolute dollars as we continue to invest in the growth of our consulting services operations.

 Research and Development Expenses

   Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 45% from $4.0 million in the fiscal year ended June 30, 1997 to $5.7 million in the fiscal year ended June 30, 1998 and increased 128% to $13.1 million in the fiscal year ended June 30, 1999. The increases were attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

 Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased 57% from $3.2 million in the fiscal year ended June 30, 1997 to $5.0 million in the fiscal year ended June 30, 1998 and increased 116% to $10.8 million in the fiscal year ended June 30, 1999. The increases reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas.

 General and Administrative Expenses

   General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased 46% from $1.2 million in the fiscal year ended June 30, 1997 to $1.8 million in the fiscal year ended June 30, 1998 and increased 146% to $4.4 million in the fiscal year ended June 30, 1999. The increases were due primarily to the addition of personnel performing general and administrative functions and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business and operation as a public company.

 Stock-Based Compensation

   Some stock options granted and restricted stock sold during the fiscal years ended June 30, 1998 and 1999 have been deemed to be compensatory. Total deferred stock-based compensation associated with these equity arrangements through June 30, 1999 amounted to $2.4 million related to stock options granted and restricted stock issued from October 1997 through March 1999. These amounts are being amortized over the respective vesting periods of these equity arrangements in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Of the total deferred stock-based compensation, $108,000 and $1.0 million was amortized in the fiscal years ended June 30, 1998 and 1999, respectively. We expect amortization of approximately $696,000, $375,000, $185,000 and $62,000 in the fiscal years ending June 30, 2000, 2001, 2002 and 2003, respectively. We anticipate that we may issue stock options with exercise prices below the then fair market value, which would increase deferred stock-based compensation in the future. We recorded no deferred stock based compensation for the fiscal year ended June 30, 1997.

 Interest Income, Net

   Net interest income was $464,000, $982,000 and $1.8 million in the fiscal years ended June 30, 1997, 1998 and 1999, respectively. The year-to-year increases resulted primarily from earnings on rising cash, cash equivalent and short-term investment balances as a result of our private placement financings in February 1998 and March 1999 and our initial public offering in June 1999, partially offset in the fiscal years ended June 30, 1998 and 1999 by interest expense related to obligations under capital leases and our equipment loan.

 Income Taxes

   Income tax expense of $2.1 million for the fiscal year ended June 30, 1999, consisted of foreign withholding taxes. Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of June 30, 1999, we had net operating loss carryforwards of approximately $36.0 million, for both federal and California income tax purposes. These carryforwards, if not utilized, expire beginning in the year 2004 through 2019. We also had research and development credit carryforwards of approximately $400,000 and $303,000 for federal and California income tax purposes, respectively. We also have a foreign tax credit carryforward of $2.0 million, which expires in 2004. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in our ownership that constitutes an "ownership change," as defined in Section 382 of the Internal Revenue Code. If we have an ownership change, the ability to utilize the stated carryforwards could be significantly reduced. See Note 6 of Notes to Consolidated Financial Statements.

   As of June 30, 1999, we had deferred tax assets of $19.2 million, which were fully offset by a valuation allowance. Deferred tax assets consist principally of the federal and state net operating loss carryforwards, capitalized start-up expenditures, accruals and reserves not currently deductible for tax purposes, research and development credits and foreign tax credit carryforwards. We have provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of these deferred tax assets. Accordingly, no tax benefit was recorded in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

   Since inception, we have financed our operations through private sales of convertible preferred stock which totaled $66.0 million in aggregate net proceeds through March 31, 1999, through our initial public offering in June 1999 which generated net proceeds of $66.8 million, and through an equipment loan and a capitalized lease, which totaled $922,000 in principal amount outstanding at June 30, 1999. As of June 30, 1999, we had $79.8 million of cash and cash equivalents and $33.3 million of short-term investments, and working capital of $88.3 million.

   Net cash used for operating activities was $6.6 million, $5.1 million and $917,000 for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. For each of the fiscal years ended June 30, 1997, 1998 and 1999, cash used for operating activities was attributable primarily to net losses and an increase in accounts receivable offset in part by depreciation and amortization, increases in accounts payable and accrued liabilities, and increases in deferred revenue. For the fiscal year ended June 30, 1999, accounts receivable increased by approximately $17.8 million. This increase was due to increased sales to both wireless telephone manufacturers and network operators. To date, we have had no write-offs of accounts receivable and we have not recorded any allowance for doubtful accounts. Accrued liabilities increased by approximately $5.3 million for the fiscal year ended June 30, 1999, which was primarily due to an increase of $1.3 million in accruals of incentive compensation for sales personnel reflective of the increased billings of license prepayments from network operators and increased fees from wireless telephone manufacturers in the quarter ended June 30, 1999, the accrual of approximately $471,000 of costs associated with the initial public offering completed in June 1999 and an increase in accrued consulting costs of approximately $1.0 million. Deferred revenue increased by approximately $29.8 million for the fiscal year ended June 30, 1999, as a result of increased deferred license prepayments by network operators of approximately $27.5 million and increased deferred fees from wireless telephone manufacturers of approximately $2.3 million.

   Net cash used for investing activities was $4.8 million, $18.0 million and $15.2 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. For each of the fiscal years, cash used in investing activities reflects purchases of property and equipment, with increased purchases of short-term investments in the fiscal years ended June 30, 1997, 1998 and 1999.

   Net cash provided by financing activities was $9.7 million, $31.7 million and $83.2 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. Cash provided by financing activities in fiscal 1997 and 1998 was attributable to proceeds from the issuance of preferred stock, and for the fiscal year ended June 30, 1998, cash provided by financing activities also was attributable in part to proceeds from our equipment loan. In March 1999 we completed the sale of 2,458,543 shares of Series E convertible preferred stock at a purchase price of $7.24 per share, which resulted in net proceeds to us of approximately $16.7 million. In June 1999, we completed an initial public offering of 4,600,000 shares of our common stock at a public offering price of $16.00 per share, which resulted in net proceeds to us of approximately
$66.8 million. All of the outstanding shares of convertible preferred stock were automatically converted into shares of common stock upon the closing of the initial public offering in June 1999.

   As of June 30, 1999, our principal commitments consisted of obligations outstanding under operating leases, our equipment loan and capitalized lease obligations. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets. See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements.

   We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Year 2000 Readiness Disclosure

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This problem may result in software failures or the creation of erroneous results.

   We have conducted a year 2000 readiness review for the current versions of our products. The review includes assessment, implementation (including remediation, upgrading and replacement of some product versions), validation testing, and contingency planning.We have largely completed all phases of this plan, except for contingency planning, for the current versions of our products. As a result, we believe all current versions of our products are capable of properly distinguishing between 20th and 21st century dates, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with our products are also capable of properly distinguishing between 20th and 21st century dates. We have not tested all noncurrent versions of our products and do not intend to do so. However, we have delivered software releases containing corrections to all identified year 2000 errors in our UP.Link Server Suite software to our network operator customers with our software in production and expect that those releases will be implemented by our customers prior to December 31, 1999.

   We are testing software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, and we have contacted our vendors to confirm that licensed software is capable of properly distinguishing between 20th and 21st century dates. We have been informed by many of our vendors that their products that we use are capable of properly distinguishing between 20th and 21st century dates. Despite testing by us and by current and potential customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenues, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially and adversely affect our business, operating results or financial condition. Some commentators have predicted significant litigation regarding year 2000 compliance issues, and we are aware of lawsuits against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we may be affected by it.

   Our internal systems include our information technology, or IT, non-IT systems and embedded systems. We have completed an assessment of our material internal IT, non-IT and embedded systems, including both our own software products and third-party software and hardware technology. We expect to complete validation testing of our IT systems and related contingency planning by October 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from vendors that their systems are year 2000 compliant. We are not currently aware of any material operational issues associated with preparing our internal IT, non-IT and embedded systems for the year 2000. However, we may experience material unanticipated problems or additional costs caused by undetected errors or defects in the technology used in our internal IT, non-IT and embedded systems.

   We do not currently have any information concerning the year 2000 compliance status of our customers. Our network operator customers face implementation and support challenges in introducing Internet-based services via wireless telephones. Historically, network operators have been relatively slow to implement new complex services, such as Internet-based services, and year 2000 compliance issues could slow adoption or implementation of our products. If our current or future customers fail to achieve year 2000 compliance or if they divert technology expenditures, especially technology expenditures that were earmarked for our products, to address year 2000 compliance problems, our business could suffer.

   We have funded our year 2000 plan from available cash and have not separately accounted for these expenses in the past. To date, these expenses have not been material. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and management consultants in the evaluation process and year 2000 compliance matters generally. We expect to incur approximately $500,000 to verify that our IT, non-IT and embedded systems are capable of properly distinguishing between 20th century and 21st century dates. In addition, we may experience material problems and expenses associated with year 2000 compliance that could adversely affect our business, results of operations, and financial condition. Finally, we are also subject to external forces that might generally affect industry and commerce, such as year 2000 compliance failures by utility or transportation companies and related service interruptions.

                                  RISK FACTORS

   In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

Our future profitability is uncertain because we have a limited operating history.

   Because we commenced operations in December 1994 and commercially released our first products in June 1996, we only have a limited operating history on which you can base your evaluation of our business. We may not continue to grow or achieve profitability. We face a number of risks encountered by early stage companies in the wireless telecommunications and Internet software industries, including:

  . our need for network operators to launch and maintain commercial services utilizing our products;

  . the uncertainty of market acceptance of commercial services utilizing our products;

  . our substantial dependence on products with only limited market acceptance to date;

  . our need to introduce reliable and robust products that meet the demanding needs of network operators and wireless telephone manufacturers;

  . our need to expand our marketing, sales, consulting and support organizations, as well as our distribution channels;

  . our ability to anticipate and respond to market competition;

  . our need to manage expanding operations; and

  . our dependence upon key personnel.

   Our business strategy may not be successful, and we may not successfully address these risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

We may not achieve or sustain our revenue or profit goals.

   Because we expect to continue to incur significant product development, sales and marketing, and administrative expenses, we will need to generate significant revenues to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on a number of factors outside of our control, including the extent to which:

  . there is market acceptance of commercial services utilizing our products;

  . our competitors announce and develop, or lower the prices of, competing products; and

  . our strategic partners dedicate resources to selling our products and services.

   As a result, we may not be able to increase revenue or achieve profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Our quarterly operating results are subject to significant fluctuations, and our stock price may decline if we do not meet expectations of investors and analysts.

   Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

  . delays in market acceptance or implementation by our customers of our products and services;

  . changes in demand by our customers for additional products and services;

  . our lengthy sales cycle, our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental network operator customer;

  . introduction of new products or services by us or our competitors;

  . delays in developing and introducing new products and services;

  . changes in our pricing policies or those of our competitors or customers;

  . changes in our mix of domestic and international sales;

  . risks inherent in international operations;

  . changes in our mix of license, consulting and maintenance and support services revenues;

  . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation; and

  . the impact of year 2000 concerns on the timing of capital expenditures by network operators and their launches of commercial services utilizing our products and services.

   Our sales cycle, which is lengthy--typically between nine and twelve months--contributes to fluctuations in our quarterly operating results. Many factors outside our control add to the lengthy education and customer approval process for our products. For example, many of our prospective customers have neither budgeted expenses for the provision of Internet-based services to wireless subscribers nor specifically dedicated personnel for the procurement and implementation of our products and services. Further, the emerging and evolving nature of the market for Internet-based services via wireless telephones may lead prospective customers to postpone their purchasing decisions. In addition, general concerns regarding year 2000 compliance may further delay purchase decisions by prospective customers.

   Most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Due to the foregoing factors, we believe period to period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance.

Our sales cycle is long, and our stock price could decline if sales are delayed or cancelled.

   Quarterly fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between nine and twelve months, and unpredictable. Because our products represent a significant capital investment for our customers, we spend a substantial amount of time educating customers regarding the use and benefits of our products and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Any delay in sales of our products could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations."

Our success depends on acceptance of our products and services by network operators and their subscribers.

   From inception through June 30, 1999, 34% of our total cumulative revenues have come from fees paid to us by wireless telephone manufacturers that embed our browser in their wireless telephones. However, our future success depends on our ability to increase revenues from sales of our UP.Link Server Suite software and related services to new and existing network operator customers and on market acceptance of new products and services, and we may not be able to achieve widespread adoption by these customers. This dependence is exacerbated by the relatively small number of network operators worldwide. To date, we currently have only a limited number of network operator customers that have implemented and deployed services based on our products. We cannot assure you that network operators will widely deploy or aggressively market services based on our products, or that large numbers of subscribers will use these services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

The market for the delivery of Internet-based services through wireless telephones is rapidly evolving, and we may not be able to adequately address this market.

   The market for the delivery of Internet-based services through wireless telephones is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of Internet-based services through wireless telephones. As a result, the life cycle of our products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, in which case our business would suffer. In addition, we cannot predict the rate of adoption by wireless subscribers of these services or the price they will be willing to pay for these services. As a result, it is extremely difficult to predict the pricing of these services and the future size and growth rate of this market.

   Our network operator customers face implementation and support challenges in introducing Internet-based services via wireless telephones, which may slow their rate of adoption or implementation of the services our products enable. Historically, network operators have been relatively slow to implement new complex services such as Internet-based services. In addition, network operators may encounter greater customer service demands to support Internet-based services via wireless telephones than they do for their traditional voice services. We have limited or no control over the pace at which network operators implement these new services. The failure of network operators to introduce and support services utilizing our products in a timely and effective manner could harm our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

To date, we have relied on sales to a small number of customers, some of whom are our stockholders, and the failure to retain these customers or add new customers may harm our business.

   To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of network operators and wireless telephone manufacturers, some of whom are our stockholders. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues for each quarter for the foreseeable future. Any failure by us to capture a significant share of those customers could materially harm our business. For example, during the fiscal year ended June 30, 1998, AT&T Wireless Services, which owned approximately 2.5% of our common stock as of June 30, 1999, and Matsushita Communication Industrial accounted for approximately 22% and 18%, respectively, of our total revenues. For the fiscal year ended June 30, 1999, AT&T Wireless Services accounted for approximately 17% of our total revenues, and DDI Corporation, which owned approximately 0.6% of our common stock as of June 30, 1999, accounted for approximately 14% of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

If wireless telephones are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

   We have focused our efforts on mass-market wireless telephones as the principal means of delivery of Internet-based services using our products. If wireless telephones are not widely adopted for mobile delivery of Internet-based services, our business would suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and email. These products generally are designed for the visual presentation of data, while wireless telephones historically have been limited in this regard. If mobile individuals do not adopt wireless telephones as a means of accessing Internet-based services, our business would suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

If widespread integration of browser technology does not occur in wireless telephones, our business could suffer.

   Because our current UP.Link Server Suite software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use UP.Browser-enabled wireless telephones in order to fully utilize these features and functionality. Additionally, we expect that future versions of our UP.Link Server Suite software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer materially if widespread integration of UP.Browser or WAP-compliant third party browser software in wireless telephones does not occur. Recently, a number of manufacturers have delayed commercial release of WAP-compliant wireless telephones, particularly affecting European and other markets based on the GSM standard. All of our agreements with wireless telephone manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless telephones. We may not succeed in maintaining and developing relationships with telephone manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless telephone manufacturers may not produce products using UP.Browser in a timely manner and in sufficient quantities, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Our strategy for the MyPhone service is subject to uncertainties, and we may not be able to achieve market acceptance of the service.

   In September 1999, we announced our MyPhone service. The MyPhone service will be used by network operator customers on a trial basis beginning in late 1999. We intend to offer MyPhone as an OEM service to enable network operators to create branded mobile Internet portals for their subscribers, and we do not currently intend to develop our own branded portal site. We have limited experience in developing mobile Internet portals, and we may not be successful in executing our business strategy for the MyPhone service. The success of MyPhone will depend on a number of factors, including the adoption of MyPhone by network operators, our ability to establish strong relationships with content and information service providers, our ability to provide compelling applications and services through MyPhone and the acceptance by wireless subscribers of the MyPhone service. Developing these capabilities and commercializing this service will require us to incur significant additional expenses, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service. Furthermore, our business model for MyPhone is new and evolving. Even if we are successful in executing this strategy, we cannot be certain that our business model for the MyPhone service will result in significant revenues or profitability.

The market for our products and services is highly competitive.

   The market for our products and services is becoming increasingly competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP protocol. Furthermore, some of our competitors have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

   We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

  . Wireless equipment manufacturers, such as Ericsson and Nokia;

  . Microsoft;

  . Wireless Knowledge, a joint venture of Microsoft and Qualcomm;

  . Systems integrators, such as CMG plc and APiON Ltd., and software companies, such as Oracle Corporation;

  . Wireless network operators, such as NTT DoCoMo; and

  . Providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

   In particular, Microsoft Corporation has announced its intention to introduce products and services that may compete directly with our UP.Link, UP.Browser and UP.Application products. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones, and to develop and market its own browser for these devices. Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we do.

   As we enter new markets and introduce new services, such as the MyPhone service, we will face additional competitors. These competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies. See "Business--Competition."

Our software products may contain defects or errors, and shipments of our software may be delayed.

   The software we develop is complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing Internet software and telecommunications markets. Software products and services as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. We have in the past experienced delays in releasing some versions of our products until software problems were corrected. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources, and increased service and warranty costs, any of which could harm our business. See "Business--Research and Product Development."

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience.

   Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of each of our current executive officers. We currently maintain key person life insurance policies for Alain Rossmann, our Chief Executive Officer, and Charles Parrish, our Executive Vice President. We are seeking to hire a Vice President of Worldwide Sales and a general manager of the MyPhone service. Competition for qualified personnel in the telecommunications and Internet software industries is intense, and finding qualified personnel with experience in both industries is even more difficult. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is becoming increasingly difficult to hire and retain these persons. Competitors and others have in the past, and may in the future, attempt to recruit our employees. See "Business--Employees."

We may fail to support our anticipated growth in operations.

   To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy and further develop products and expand service capabilities, while managing anticipated growth by implementing effective planning and operating processes. If we fail to manage our growth effectively, our business could suffer materially. To manage anticipated growth, we must:

  . continue to implement and improve our operational, financial and management information systems;

  . hire, train and retain additional qualified personnel;

  . continue to expand and upgrade core technologies; and

  . effectively manage multiple relationships with various network operators, wireless telephone manufacturers, content providers, applications developers and other third parties.

   Our systems, procedures and controls may not be adequate to support our operations, and our management may not be able to achieve the rapid execution necessary to exploit the market for our products and services. See "Business-- Employees."

Our success, particularly in international markets, depends in part on our ability to maintain and expand our distribution channels.

   Our success depends in part on our ability to increase sales of our products and services through value-added resellers and systems integrators and to expand our indirect distribution channels. If we are unable to maintain the relationships that we have with our existing distribution partners, increase revenues derived from sales through our indirect distribution channels, or increase the number of distribution partners with whom we have relationships, then we may not be able to increase our revenues or achieve profitability.

   To date, the majority of our revenues from international markets have resulted from our direct sales efforts. We expect that network operators in international markets generally will require that our products and support services be supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of international sales will be made through value-added resellers and systems integrators, and the success of our international operations will depend on our ability to maintain productive relationships with value-added resellers and systems integrators.

   In addition, our agreements with our distribution partners do not restrict the sale by them of products and services that are competitive with our products and services, and each of our partners generally can cease marketing our products and services at their option and, in some circumstances, with little notice and with little or no penalty. See "Business--Sales and Marketing."

We depend on others to provide content and develop applications for wireless telephones.

   In order to increase the value to customers of our product platform and encourage subscriber demand for Internet-based services via wireless telephones, we must successfully promote the development of Internet-based applications and content for this market. If content providers and application developers fail to create sufficient applications and content for Internet-based services via wireless telephones, our business could suffer materially. Our success in motivating content providers and application developers to create and support content and applications that subscribers find useful and compelling will depend, in part, on our ability to develop a customer base of network operators and wireless telephone manufacturers large enough to justify significant and continued investments in these endeavors. See "Business-- Research and Product Development" and "--Sales and Marketing."

If we are unable to integrate our products with third-party technology, such as network operators' systems, our business may suffer.

   Our products are integrated with network operators' systems and wireless telephones. If we are unable to integrate our platform products with these third-party technologies, our business could suffer materially. For example, if, as a result of technology enhancements or upgrades of these systems or telephones, we are unable to integrate our products with these systems or telephones, we could be required to redesign our software products. Moreover, many network operators use legacy, or custom-made, systems for their general network management software. Legacy systems are typically very difficult to integrate with new server software such as our UP.Link Server Suite. We may not be able to redesign our products or develop redesigned products that achieve market acceptance. See "Business--Research and Product Development."

An interruption in the supply of software that we license from third parties could cause a decline in product sales.

   We license technology that is incorporated into our products from third parties, such as RSA Data Security, Inc. and other companies. Any significant interruption in the supply of any licensed software could cause a decline in product sales, unless and until we are able to replace the functionality provided by this licensed software. We also depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could materially harm our business. See "Business--Research and Product Development."

We may be unable to adequately protect our proprietary rights.

   Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business. We rely on patent protection, as well as a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions, to protect our proprietary rights, but these legal means afford only limited protection. See "Business--Intellectual Property Rights."

We may be sued by third parties for infringement of their proprietary rights.

   The telecommunications and Internet software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business. See "Business--Intellectual Property Rights."

International expansion is an important part of our strategy, and this expansion carries specific risks.

   International sales of products and services accounted for 7%, 44% and 66% of our total revenues in the years ended June 30, 1997, 1998 and 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include business risks, economic and political risks, and legal risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "Business--Sales and Marketing."

Our year 2000 compliance efforts may involve significant time and expense, and uncorrected problems could harm our business.

   Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Year 2000 compliance efforts may involve significant time and expense, and uncorrected problems could materially and adversely affect our business. We may face claims based on year 2000 issues arising from the integration of multiple products, including ours, within an overall system. Network operators may also cease or delay purchase and installation of new complex systems, such as our server software products, as a result of, and during, their own internal year 2000 testing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

We may acquire technologies or companies in the future, and these acquisitions could result in the dilution of our stockholders and disruption of our business.

   We may acquire technologies or companies in the future. Entering into an acquisition entails many risks, any of which could materially harm our business, including:

  . diversion of management's attention from other business concerns;

  . failure to assimilate the acquired company with our pre-existing business;

  . potential loss of key employees from either our pre-existing business or the acquired business;

  . dilution of our existing stockholders as a result of issuing equity securities; and

  . assumption of liabilities of the acquired company.

Our stock price, like that of many companies in the Internet and telecommunications software industries, may be volatile.

   We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  . announcements of technological or competitive developments;

  . acquisitions or strategic alliances by us or our competitors;

  . the gain or loss of a significant customer or order; and

  . changes in estimates of our financial performance or changes in recommendations by securities analysts.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval.

   Our executive officers and directors and their respective affiliates, currently own approximately 39% of our outstanding common stock, based on shares outstanding as of June 30, 1999. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a takeover.

   Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

  . establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

  . authorizing the board to issue preferred stock;

  . prohibiting cumulative voting in the election of directors;

  . limiting the persons who may call special meetings of stockholders;

  . prohibiting stockholder action by written consent; and

  . establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

 Foreign Currency Hedging Instruments

   We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are earned in U.S. dollars. Operating expenses incurred by our European and Japanese subsidiaries are denominated primarily in U.K. pounds sterling and Japanese yen, respectively.

   We currently do not use financial instruments to hedge operating expenses in the U.K. or Japan denominated in their respective local currency. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

   We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge our foreign currency exposure to offset the effects of changes in foreign exchange rates.

 Fixed Income Investments

   Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

   Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments.

Item 8. Financial Statements and Supplementary Data.

   See Part IV, Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

   The Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

   (1) Consolidated Financial Statements and Report of KPMG LLP, which are set forth in the Index to Consolidated Financial Statements at page F-1.

   (2) Financial Statement Schedules.

    Financial statement schedules are omitted because the information is not required or is shown either in the consolidated financial statements or notes thereto.

   (3) Exhibits.

 Exhibit
 Number                               Description
 -------                              -----------
  3.3*   Amended and Restated Bylaws of the Registrant.
  3.5*   Amended and Restated Certificate of Incorporation of Registrant.
  4.1*   Form of the Registrant's Common Stock Certificate.
 10.1*   Form of Indemnification Agreement.
 10.2*   1995 Stock Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.
 10.3*   1996 Stock Plan and form of stock option agreement and restricted stock purchase agreement.
 10.4*   1999 Employee Stock Purchase Plan and form of subscription agreement.
 10.5*   1999 Directors' Stock Option Plan and form of stock option agreement.
 10.6*   Fourth Amended and Restated Investor Rights Agreement dated March 12,
          1999.
 10.7*   Voting Agreement dated January 23, 1998 and amendment thereto.
 10.8*   Lease Agreement dated March 10, 1998 for offices at 800 Chesapeake by and between Registrant and Seaport Centre Associates, LLC.
 10.9*   Form of Change of Control Severance Agreement between the Registrant and the Registrant's Named Executive Officers.
 10.10*  Relocation Agreement dated December 23, 1996 between the Registrant and Charles Parrish.
 10.11*  Warrant Agreements to Purchase Series C Preferred Stock dated May 29,
          1997 and July 17, 1997 by and between the Registrant and Comdisco,
          Inc.
 10.12*  Letter Agreement dated August 18, 1997 with Malcolm Bird.
 10.13*  Incentive Compensation Plan for Malcolm Bird dated January 27, 1999.
 10.14*+ OEM Master License Agreement with RSA Data Security dated December 2,
          1996.
 10.15*  Incentive Compensation Plan for Maurice Jeffery dated March 19, 1999.
 10.16*+ Software License and Support Agreement dated as of May 1, 1996, with
          AT&T Wireless Services, Inc., as amended.
 10.17*+ Client License Agreement dated as of January 1, 1999, with Matsushita
          Communication Industrial Co., Ltd.
 10.18   First Amendment to Lease Agreement dated June 17, 1999 by and between
          Registrant and Seaport Centre Associates, LLC.
 21*     Subsidiaries of the Registrant.
 23.1    Consent of Independent Accountants.
 24.1    Power of Attorney (see page 43).
 27.1    Financial Data Schedule.

--------
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-75219).

+ Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in these exhibits.

   (b) Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 1999                  PHONE.COM, INC.

                                                     /s/ Alan Black
                                          By: _________________________________
                                                         Alan Black
                                                Vice President, Finance and
                                                      Administration,
                                                Chief Financial Officer and
                                                         Treasurer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alain Rossmann and Alan Black, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ Alain Rossmann            Chairman and Chief Executive  September 24, 1999
____________________________________  Officer (Principal
           Alain Rossmann             Executive Officer)

         /s/ Alan Black              Vice President, Finance and   September 24, 1999
____________________________________  Administration, Chief
             Alan Black               Financial Officer and
                                      Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

        /s/ Roger Evans              Director                      September 24, 1999
____________________________________
            Roger Evans

      /s/ Charles Parrish            Executive Vice President and  September 24, 1999
____________________________________  Director
          Charles Parrish

         /s/ Reed Hundt              Director                      September 24, 1999
____________________________________
             Reed Hundt

       /s/ David Kronfeld            Director                      September 24, 1999
____________________________________
           David Kronfeld

      /s/ Andrew Verhalen            Director                      September 24, 1999
____________________________________
          Andrew Verhalen

                        PHONE.COM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2
Consolidated Balance Sheets as of June 30, 1998 and 1999................. F-3
Consolidated Statements of Operations for the years ended June 30, 1997,
 1998, and 1999.......................................................... F-4
Consolidated Statements of Stockholders' Equity for the years ended June
 30, 1997, 1998, and 1999................................................ F-5
Consolidated Statements of Cash Flows for the years ended June 30, 1997,
 1998, and 1999.......................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Phone.com, Inc.:

   We have audited the accompanying consolidated balance sheets of Phone.com, Inc. and subsidiaries (the Company) as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phone.com, Inc. and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Mountain View, California
July 19, 1999

                        PHONE.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                June 30,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 12,677  $ 79,803
  Short-term investments...................................   20,787    33,283
  Accounts receivable......................................    2,724    20,474
  Prepaid expenses and other current assets................      352       865
                                                            --------  --------
    Total current assets...................................   36,540   134,425
Property and equipment, net................................    1,336     3,014
Deposits and other assets..................................    1,268     1,494
                                                            --------  --------
                                                            $ 39,144  $138,933
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of equipment loan and capital lease
   obligations............................................. $    424  $    424
  Accounts payable.........................................      532     1,749
  Accrued liabilities......................................    1,877     7,173
  Deferred revenue.........................................    7,003    36,797
                                                            --------  --------
    Total current liabilities..............................    9,836    46,143
Equipment loan and capital lease obligations, less current
 portion...................................................      915       498
                                                            --------  --------
    Total liabilities......................................   10,751    46,641
                                                            --------  --------
Commitments
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 17,843,550
   and 5,000,000 shares authorized as of June 30, 1998 and
   1999, respectively; 17,715,627 and no shares issued and
   outstanding as of June 30, 1998 and 1999, respectively;
   aggregate liquidation preference of $51,299 and $-0- as
   of June 30, 1998 and 1999, respectively.................       18        --
  Common stock, $0.001 par value; 32,000,000 and
   100,000,000 shares authorized as of June 30, 1998 and
   1999, respectively; 6,542,398 and 31,667,261 shares
   issued and 6,192,398 and 31,213,094 shares outstanding
   as of June 30, 1998 and 1999, respectively..............        6        31
  Additional paid-in capital...............................   51,611   136,209
  Deferred stock-based compensation........................   (1,786)   (1,318)
  Treasury stock, 350,000 and 454,167 shares as of June 30,
   1998 and 1999, respectively.............................      (72)     (196)
  Notes receivable from stockholders.......................     (197)     (484)
  Accumulated deficit......................................  (21,187)  (41,950)
                                                            --------  --------
    Total stockholders' equity.............................   28,393    92,292
                                                            --------  --------
                                                            $ 39,144  $138,933
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Year ended June 30,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
Revenues:
  License........................................ $    80  $    522  $  5,229
  Maintenance and support services...............     212     1,683     5,921
  Consulting services............................      --        --     2,292
                                                  -------  --------  --------
    Total revenues...............................     292     2,205    13,442
                                                  -------  --------  --------
Cost of revenues:
  License........................................      87        95       371
  Maintenance and support services...............     266     1,063     3,022
  Consulting services............................      --        --     1,146
                                                  -------  --------  --------
    Total cost of revenues.......................     353     1,158     4,539
                                                  -------  --------  --------
    Gross (loss) profit..........................     (61)    1,047     8,903
                                                  -------  --------  --------
Operating expenses:
  Research and development.......................   3,959     5,732    13,082
  Sales and marketing............................   3,198     5,011    10,840
  General and administrative.....................   1,237     1,801     4,432
  Stock-based compensation.......................      --       108     1,011
                                                  -------  --------  --------
    Total operating expenses.....................   8,394    12,652    29,365
                                                  -------  --------  --------
    Operating loss...............................  (8,455)  (11,605)  (20,462)
Interest income, net.............................     464       982     1,803
                                                  -------  --------  --------
    Loss before income taxes.....................  (7,991)  (10,623)  (18,659)
Income taxes.....................................      --        --     2,104
                                                  -------  --------  --------
    Net loss..................................... $(7,991) $(10,623) $(20,763)
                                                  =======  ========  ========
Basic and diluted net loss per share............. $ (1.67) $  (2.03) $  (2.98)
                                                  =======  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................   4,776     5,221     6,966
                                                  =======  ========  ========


          See accompanying notes to consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Year ended June 30, 1997, 1998, and 1999
                       (In thousands, except share data)

                     Convertible                                                                Notes
                   preferred stock       Common stock     Additional   Deferred               receivable
                  -------------------  ------------------  paid-in   stock-based   Treasury      from      Accumulated
                    Shares     Amount    Shares    Amount  capital   compensation   stock    stockholders    deficit
                  -----------  ------  ----------  ------ ---------- ------------  --------  ------------  -----------
Balances as of
June 30, 1996....   8,731,984     $ 9   4,743,806     $ 5   $  9,023      $    --     $  --         $  --     $ (2,573)
 Issuance of
 common stock to
 officers and
 employees for
 notes
 receivable......          --      --   1,065,000       1        192           --        --          (193)          --
 Issuance of
 common stock to
 consultant......          --      --      10,360      --          2           --        --            --           --
 Stock options
 exercised.......          --      --      93,084      --          9           --        --            --           --
 Issuance of
 Series C
 convertible
 preferred stock,
 net of $32
 issuance costs..   2,538,766       3          --      --      9,638           --        --            --           --
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders....          --      --    (200,000)     --         --           --       (46)           46           --
 Net loss........          --      --          --      --         --           --        --            --       (7,991)
                  -----------     ---  ----------     ---   --------      -------     -----         -----     --------
Balances as of
June 30, 1997....  11,270,750      12   5,712,250       6     18,864           --       (46)         (147)     (10,564)
 Issuance of
 common stock to
 officers and
 employees for
 notes
 receivable......          --      --     226,667      --         88           --        --           (88)          --
 Repayment of
 notes receivable
 from
 stockholders....          --      --          --      --         --           --        --            12           --
 Stock options
 exercised.......          --      --     403,481      --         87           --        --            --           --
 Issuance of
 Series D
 convertible
 preferred stock,
 net of $2,056
 issuance costs..   6,444,877       6          --      --     30,678           --        --            --           --
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders....          --      --    (150,000)     --         --           --       (26)           26           --
 Deferred
 compensation
 related to stock
 option grants...          --      --          --      --      1,894       (1,894)       --            --           --
 Amortization of
 stock-based
 compensation....          --      --          --      --         --          108        --            --           --
 Net loss........          --      --          --      --         --           --        --            --      (10,623)
                  -----------     ---  ----------     ---   --------      -------     -----         -----     --------
Balances as of
June 30, 1998....  17,715,627      18   6,192,398       6     51,611       (1,786)      (72)         (197)     (21,187)
 Issuance of
 common stock to
 officers and
 employees for
 notes
 receivable......          --      --     106,667      --        422           --        --          (422)          --
 Stock options
 exercised.......          --      --     244,026      --        131           --        --            --           --
 Issuance of
 Series E
 convertible
 preferred stock,
 net of $1,100
 issuance costs..   2,458,543       2          --      --     16,698           --        --            --           --
 Issuance of
 common stock in
 initial public
 offering, net of
 offering costs
 of $6,791.......          --      --   4,600,000       5     66,804           --        --            --           --
 Conversion of
 convertible
 preferred stock
 into common
 stock........... (20,174,170)    (20) 20,174,170      20         --           --        --            --           --
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders....          --      --    (104,167)     --         --           --      (124)          124           --
 Repayment of
 notes receivable
 from
 stockholders....          --      --          --      --         --           --        --            11           --
 Deferred
 compensation
 related to stock
 option grants...          --      --          --      --        543         (543)       --            --           --
 Amortization of
 stock-based
 compensation....          --      --          --      --         --        1,011        --            --           --
 Net loss........          --      --          --      --         --           --        --            --      (20,763)
                  -----------     ---  ----------     ---   --------      -------     -----         -----     --------
Balances as of
June 30, 1999....          --     $--  31,213,094     $31   $136,209      $(1,318)    $(196)        $(484)    $(41,950)
                  ===========     ===  ==========     ===   ========      =======     =====         =====     ========
                      Total
                  stockholders'
                     equity
                  --------------
Balances as of
June 30, 1996....       $ 6,464
 Issuance of
 common stock to
 officers and
 employees for
 notes
 receivable......            --
 Issuance of
 common stock to
 consultant......             2
 Stock options
 exercised.......             9
 Issuance of
 Series C
 convertible
 preferred stock,
 net of $32
 issuance costs..         9,641
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders....            --
 Net loss........        (7,991)
                  --------------
Balances as of
June 30, 1997....         8,125
 Issuance of
 common stock to
 officers and
 employees for
 notes
 receivable......            --
 Repayment of
 notes receivable
 from
 stockholders....            12
 Stock options
 exercised.......            87
 Issuance of
 Series D
 convertible
 preferred stock,
 net of $2,056
 issuance costs..        30,684
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders....            --
 Deferred
 compensation
 related to stock
 option grants...            --
 Amortization of
 stock-based
 compensation....           108
 Net loss........       (10,623)
                  --------------
Balances as of
June 30, 1998....        28,393
 Issuance of
 common stock to
 officers and
 employees for
 notes
 receivable......            --
 Stock options
 exercised.......           131
 Issuance of
 Series E
 convertible
 preferred stock,
 net of $1,100
 issuance costs..        16,700
 Issuance of
 common stock in
 initial public
 offering, net of
 offering costs
 of $6,791.......        66,809
 Conversion of
 convertible
 preferred stock
 into common
 stock...........            --
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders....            --
 Repayment of
 notes receivable
 from
 stockholders....            11
 Deferred
 compensation
 related to stock
 option grants...            --
 Amortization of
 stock-based
 compensation....         1,011
 Net loss........       (20,763)
                  --------------
Balances as of
June 30, 1999....       $92,292
                  ============== ===

         See acccompanying notes to consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Year ended June 30,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
Cash flows from operating activities:
  Net loss........................................  $(7,991) $(10,623) $(20,763)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization.................      447       630     1,017
    Amortization of deferred stock-based
     compensation.................................       --       108     1,011
    Changes in operating assets and liabilities:
      Accounts receivable.........................     (126)   (2,598)  (17,750)
      Prepaid expenses and other assets...........     (233)     (427)     (739)
      Accounts payable............................       38       319     1,217
      Accrued liabilities.........................      462     1,312     5,296
      Deferred revenue............................      831     6,147    29,794
                                                    -------  --------  --------
        Net cash used for operating activities....   (6,572)   (5,132)     (917)
                                                    -------  --------  --------
Cash flows from investing activities:
  Purchases of property and equipment, net........     (914)     (367)   (2,695)
  Purchases of short-term investments.............   (3,924)  (32,338)  (54,125)
  Proceeds from sales and maturities of short-term
   investments....................................       --    15,475    41,629
  Other assets....................................       --      (800)       --
                                                    -------  --------  --------
        Net cash used for investing activities....   (4,838)  (18,030)  (15,191)
                                                    -------  --------  --------
Cash flows from financing activities:
  Net proceeds from sale of convertible preferred
   stock..........................................    9,641    30,684    16,700
  Issuance of common stock........................       11        87    66,940
  Repayment of notes receivable from
   stockholders...................................       --        12        11
  Proceeds from equipment loan....................       --     1,300        --
  Repayment of equipment loan and capital lease
   obligations....................................       --      (334)     (417)
                                                    -------  --------  --------
        Net cash provided by financing
         activities...............................    9,652    31,749    83,234
                                                    -------  --------  --------
Net (decrease) increase in cash and cash
 equivalents......................................   (1,758)    8,587    67,126
Cash and cash equivalents at beginning of year....    5,848     4,090    12,677
                                                    -------  --------  --------
Cash and cash equivalents at end of year..........  $ 4,090  $ 12,677  $ 79,803
                                                    =======  ========  ========
Supplemental disclosures of cash flow information:
  Property and equipment acquired under capital
   lease obligations..............................  $    --  $    373  $     --
                                                    =======  ========  ========
  Common stock issued to officers and employees
   for notes receivable...........................  $   193  $     88  $    422
                                                    =======  ========  ========
  Repurchase of common stock in settlement of
   notes receivable from stockholders.............  $    46  $     26  $    124
                                                    =======  ========  ========
  Deferred stock-based compensation...............  $    --  $  1,894  $    543
                                                    =======  ========  ========
  Conversion of convertible preferred stock into
   common stock...................................  $    --  $     --  $     20
                                                    =======  ========  ========

          See accompanying notes to consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997, 1998, and 1999

1. Organization and Significant Accounting Policies

 (a) Organization

   Phone.com, Inc. (the Company) was incorporated in Delaware in 1994 to develop and market software that enables the delivery of Internet-based services to mass-market wireless telephones. The Company was formerly known as Unwired Planet, Inc., but changed its name to Phone.com, Inc. effective April 1999.

 (b) Basis of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Phone.com Japan, K.K. and Phone.com (Europe) Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (c) Revenue Recognition

   For agreements entered into prior to July 1, 1998, the Company recognized revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 91-1, Software Revenue Recognition. Effective July 1, 1998, the Company adopted SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

   The Company licenses its UP.Link Server Suite products to network operators through its direct sales force and indirectly through its channel partners. The Company's license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses can be purchased on an as-deployed basis or on a prepaid basis. For licenses purchased on an as-deployed basis, license revenue is recognized as subscribers are activated to use the services that are based on the Company's UP.Link Server Suite products. The Company has no obligation to provide standards-compliant products once a subscriber has been activated. For licenses purchased on a prepaid basis, prepaid license fees are recognized under subscription accounting due to the Company's commitment to provide standards-compliant products for each license covered by the prepaid arrangement. This subscription revenue is recognized ratably over the contractual term of the prepaid arrangement (i.e., the date the prepaid licenses expire if not used), commencing at the beginning of the month delivery and acceptance occur by the network operator. The prepaid license period is generally 12 to 30 months. Licenses expire if not activated prior to the end of the prepaid license term. The Company recognizes revenues from maintenance and support services provided to network operators ratably over the term of the agreement, generally one year, and recognizes revenues from consulting services provided to network operators as the services are performed.

   The Company recognizes revenues from UP.Browser agreements with wireless telephone manufacturers ratably over the period during which the services are performed, generally one year. The Company provides its wireless telephone manufacturer customers with support associated with their efforts to port its UP.Browser software to their wireless telephones, software error corrections, and new releases as they become commercially available.

 (d) Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999

financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. As of June 30, 1998 and 1999, and cash equivalents consisted principally of money market funds and commercial paper.

 (e) Accounting for Certain Investments in Debt and Equity Securities

   The Company classifies its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, which approximates amortized cost.

 (f) Financial Instruments and Concentration of Credit Risk

   The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and equipment loans approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

   The Company sells its products and services principally to leading wireless network operators and prominent wireless telephone manufacturers. Credit risk is concentrated in North America and Japan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company has had no write-offs of accounts receivable and, based on an ongoing evaluation of its accounts receivable collectibility and customer creditworthiness, has recorded no allowance for doubtful accounts receivable to date.

 (g) Property and Equipment

   Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

 (h) Impairment of Long-Lived Assets

   The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (i) Research and Development

   Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

 (j) Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                       PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999

and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (k) Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

 (l) Accounting for Stock-Based Compensation Plans

   The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28.

 (m) Foreign Currency Transactions

   The functional currency for the Company's foreign subsidiaries is the U.S. dollar. Accordingly, such entities remeasure monetary assets and liabilities at exchange rates in effect as of each reporting date while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during each such period, except for depreciation which is remeasured at historical rates. Remeasurement adjustments and transaction gains and losses are recognized in income in the period of occurrence and have not been significant to date.

 (n) Comprehensive Income

   The Company has no material components of other comprehensive income (loss) for all periods presented.

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999


 (o) Net Loss Per Share

   Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares of restricted common stock subject to repurchase, common stock from options, and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as if converted" basis. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                           Year ended June 30,
                                                           -------------------
                                                            1997   1998  1999
                                                           ------ ------ -----
Shares issuable under stock options.......................  2,071  2,877 4,751
Shares of restricted stock subject to repurchase..........    715    670   353
Shares issuable pursuant to warrants to purchase common
 stock....................................................     --     31    31
Shares of convertible preferred stock on an "as if
 converted" basis......................................... 11,271 17,716    --

   The weighted-average exercise price of stock options was $0.28, $1.00, and $6.35 for the years ended June 30, 1997, 1998, and 1999, respectively. The weighted-average purchase price of restricted stock was $0.26, $0.30, and $0.59 for the years ended June 30, 1997, 1998, and 1999, respectively. The weighted-average exercise price of warrants was $3.81 for both the fiscal years ended June 30, 1998 and 1999. In June 1999, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering (see Note 4a).

 (p) Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

2. Balance Sheet Components

 (a) Short-Term Investments

   All of the Company's investments are considered available-for-sale securities and consisted of the following (in thousands):

                                                                    June 30,
                                                                 ---------------
                                                                   1998    1999
                                                                 -------- ------
   Commercial paper............................................. $ 13,594  7,982
   Corporate bonds..............................................    9,213 30,299
   Certificates of deposit......................................    7,238     --
                                                                 -------- ------
                                                                 $ 30,045 38,281
                                                                 ======== ======

   As of June 30, 1998 and 1999, $9,258,000 and $4,998,000, respectively, of the Company's investments are included in cash and cash equivalents.

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999


   All short-term investments as of June 30, 1999, contractually mature within one year.

 (b) Property and Equipment

   Property and equipment, consisted of the following (in thousands):

                                                                    June 30,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
   Computer equipment and software.............................. $2,214   4,785
   Furniture and equipment......................................    213     314
   Leasehold improvements.......................................     95     118
                                                                 ------  ------
                                                                  2,522   5,217
   Accumulated depreciation and amortization.................... (1,186) (2,203)
                                                                 ------  ------
                                                                 $1,336   3,014
                                                                 ======  ======

   Equipment under capital leases aggregated $373,000 as of June 30, 1998 and 1999. Accumulated amortization on the assets under capital leases aggregated $42,000 and $167,000 as of June 30, 1998 and 1999, respectively.

3. Equipment Loan and Capital Lease Obligations

   In May 1997, the Company entered into a $2,000,000 credit facility with a business credit corporation that consisted of a $1,300,000 equipment term loan and a $700,000 lease line of credit. The equipment loan bears interest at 7.5%, is collateralized by equipment, and is payable in 42 monthly installments of $35,000 through January 2001. As of June 30, 1998 and 1999, $1,000,000 and
$712,000, respectively, was outstanding under the term loan. During fiscal 1998, the Company borrowed approximately $400,000 under the lease line of credit with $339,000 and $210,000 outstanding as of June 30, 1998 and 1999, respectively, bearing interest at an effective interest rate of 11.8%, and payable in 42 monthly installments of $11,000 through December 2001. The unused portion of the lease line of credit expired in July 1998.

   As of June 30, 1999, aggregate maturities for the equipment loan and capital lease obligations for fiscal 2000, 2001, and 2002 are $424,000, $471,000, and $27,000, respectively.

   In conjunction with the equipment loan and lease line of credit, the Company issued warrants to purchase 20,466 and 11,020 shares, respectively, of the Company's common stock at an exercise price of $3.81 per share. These warrants expire in June 2004. The fair value of the warrants issued, calculated using the Black-Scholes option pricing model, using the following assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 6.33%; expected volatility of 60%, was not material.

4. Stockholders' Equity

 (a) Initial Public Offering

   On June 11, 1999, the Company completed an initial public offering (IPO) of 4,600,000 shares of its common stock at a price of $16.00 per share and received net proceeds of approximately $66,809,000. At the IPO date, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock on a one-for-one basis.

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999


 (b) Reverse Stock Split

   On June 7, 1999, the Company effected a two-for-three reverse stock split of its convertible preferred stock and common stock. The accompanying consolidated financial statements have been retroactively restated to give effect to the reverse stock split.

 (c) Stock Plans

   The Company is authorized to issue up to 9,383,887 shares of common stock in connection with its 1995 and 1996 stock option plans (the Plans) to directors, employees, and consultants. The Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

   The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser's employment with the Company at the original issuance cost. The Company's repurchase right lapses at a rate determined by the stock plan administrator, but at a minimum rate of 20% per year. Through June 30, 1999, the Company has issued 1,381,667 shares under restricted stock purchase agreements, of which 454,167 shares have been repurchased and 352,778 are subject to repurchase at a weighted-average price of $0.59 per share. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 5.49% to 6.48% and terms of four to five years.

   Under the Plans, the exercise price for incentive stock options is at least 100% of the stock's fair value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning less than 10% of the voting power of all classes of stock.

   Under the Plans, options generally expire in 10 years. However, the term of the options may be limited to 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest ratably over a 4- to 5-year period.

   As of June 30, 1999, there were -0- and 2,936,826 additional shares available for grant under the 1995 and 1996 stock option plans, respectively.

   On March 26, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan) and reserved a total of 600,000 shares of the Company's common stock for issuance thereunder plus an automatic annual increase for fiscal 2000 through 2004 equal to the lesser of 500,000 shares or 1% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair value of the common stock at the beginning or end of each offering period, generally 24 months in length.

   On March 26, 1999, the Company adopted the 1999 Directors Stock Option Plan (the Directors Plan) and reserved a total of 600,000 shares of the Company's common stock for issuance thereunder. Each nonemployee director who becomes a member of the Board of Directors will initially be granted an option for 33,333 shares of the Company's common stock and, thereafter, an option to purchase an additional 2,500 shares of the

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999

Company's common stock quarterly commencing in the fiscal quarter ending September 30, 2000. Options granted under the Directors Plan vest immediately. The exercise price of the options granted under the Directors Plan is equal to the fair value of the Company's common stock on the date of grant.

 (d) Stock-Based Compensation

   The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from October 1997 through March 1999. With respect to the stock options granted and restricted stock sold from October 1997 to March 1999, the Company recorded deferred stock compensation of $2,437,000 for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally four to five years, consistent with the method described in FASB Interpretation No. 28. Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share data):

                                                    Year ended June 30,
                                                ------------------------------
                                                  1997      1998       1999
                                                --------  ---------  ---------
Net loss:
  As reported.................................. $ (7,991) $ (10,623) $ (20,763)
  Pro forma.................................... $ (8,003) $ (10,656) $ (22,139)
Basic and diluted net loss per share:
  As reported.................................. $  (1.67) $   (2.03) $   (2.98)
  Pro forma.................................... $  (1.68) $   (2.04) $   (3.18)

   The fair value of each option was estimated on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

                                                   Year ended June 30,
                                             ----------------------------------
                                                1997        1998        1999
                                             ----------  ----------  ----------
Expected life............................... 3.84 years  3.23 years  3.17 years
Risk-free interest rate.....................       6.50%       5.55%       5.38%
Volatility..................................         --          --          54%

   The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in the year ended June 30, 1999: no expected dividends; expected volatility of 80%; risk-free interest rate of 5.26%; and expected life of 1.25 years. The weighted-average fair value of purchase rights granted under the Purchase Plan during 1999 was $6.24 per share.

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999


   A summary of the status of the Company's options under the Plans, is as follows (in thousands, except per share data):

                                             Year ended June 30,
                              -----------------------------------------------------
                                    1997              1998              1999
                              ----------------- ----------------- -----------------
                                      Weighted-         Weighted-         Weighted-
                                       average           average           average
                                      exercise          exercise          exercise
                              Shares    price   Shares    price   Shares    price
                              ------  --------- ------  --------- ------  ---------
Outstanding at beginning of
 year.......................    646     $0.11   2,071     $0.28   2,877    $ 1.00
Granted.....................  1,630      0.34   1,422      1.73   2,338     11.89
Forfeited...................   (112)     0.26    (213)     0.30    (220)     1.72
Exercised...................    (93)     0.13    (403)     0.22    (244)     1.16
                              -----             -----             -----
Outstanding at end of year..  2,071      0.28   2,877      1.00   4,751      6.35
                              =====             =====             =====
Options exercisable at end
 of year....................    235      0.15     385      0.28   1,009      1.58
                              =====             =====             =====
Weighted-average fair value
 of options granted during
 the year with exercise
 prices equal to fair value
 at date of grant...........             0.07              0.06              7.77
Weighted-average fair value
 of options granted during
 the year with exercise
 prices less than fair value
 at date of grant...........               --              1.82              0.32

   As of June 30, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows (number of options in thousands):

                          Options outstanding         Options exercisable
                   --------------------------------- ---------------------
                                Weighted-
                                 average
                                remaining  Weighted-             Weighted-
       Range of                contractual  average   Number of   average
       exercise      Number       life     exercise    shares    exercise
        prices     outstanding   (years)     price   exercisable   price
      -----------  ----------- ----------- --------- ----------- ---------
      $ 0.05-0.60     1,614       7.70      $ 0.34        783     $ 0.32
        1.20-2.10        64       8.81        1.76         14       1.57
        2.48-3.38     1,227       9.14        2.63         78       2.48
         7.25           242       9.68        7.25        101       7.25
         12.00          281       9.81       12.00         33      12.00
         16.00        1,323       9.95       16.00         --         --
                      -----                             -----
                      4,751       8.94        6.35      1,009       1.58
                      =====                             =====

5. Leases

   In fiscal 1998, the Company entered into a noncancelable operating lease for its facilities expiring in June 2005. As of June 30, 1999, the Company has a letter of credit collateralized by a certificate of deposit in the amount of $686,000, included in deposits and other assets in the accompanying consolidated balance sheet as of June 30, 1999, related to the new facility lease. The Company has an additional noncancelable operating lease for its previous facility, which expires in April 2001. However, the Company has entered into a sublease for this facility, which also expires in April 2001.

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999


   In June 1999, the Company entered into an amendment to its noncancelable operating lease for its facilities to add additional facilities and extend the expiration date to May 2006.

   Future minimum lease payments under noncancelable operating leases, net of sublease payments, as of June 30, 1999, are as follows (in thousands):

                                                                          Net
                                                      Minimum  Minimum  minimum
   Year ending                                         lease   sublease  lease
   June 30,                                           payments payments payments
   -----------                                        -------- -------- --------
   2000.............................................. $  2,736    (722)   2,014
   2001..............................................    2,926    (401)   2,525
   2002..............................................    2,613      --    2,613
   2003..............................................    2,686      --    2,686
   2004..............................................    2,758      --    2,758
   Thereafter........................................    3,599      --    3,599
                                                      --------  ------   ------
                                                      $ 17,318  (1,123)  16,195
                                                      ========  ======   ======

   Rent expense for the years ended June 30, 1997, 1998, and 1999, was approximately $451,000, $307,000, and $1,212,000, respectively.

6. Income Taxes

   The differences between the income tax expense computed at the federal statutory rate and the Company's tax provision for all periods presented primarily relate to net operating losses not benefited. Income tax expense for the year ended June 30, 1999, relates to foreign withholding taxes.

   The individual components of the Company's deferred tax assets are as follows (in thousands):

                                                            Years ended June
                                                                  30,
                                                            -----------------
                                                             1998      1999
                                                            -------  --------
   Accruals and reserves not deductible for tax purposes... $   146       497
   Property and equipment..................................      15       103
   Capitalized start-up expenditures for tax purposes......     406       274
   Net operating loss carryovers...........................   7,600    15,598
   Research and development credit carryforwards...........     666       702
   Foreign tax credit carryforward.........................      --     2,011
                                                            -------  --------
     Total deferred tax assets.............................   8,833    19,185
   Valuation allowance.....................................  (8,833)  (19,185)
                                                            -------  --------
     Net deferred tax assets............................... $    --        --
                                                            =======  ========

   In light of the Company's recent history of operating losses, the Company has provided a valuation allowance for all of its deferred tax assets as it is presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

   As of June 30, 1999, the Company has a net operating loss carryover for federal and California income tax purposes of approximately $36,000,000. In addition, the Company had federal and California research and

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999

development credit carryforwards of approximately $400,000 and $303,000, respectively. The Company's federal net operating loss and research and development credit carryforwards will expire in the year 2011 through 2019 if not utilized. The Company's California net operating loss carryforwards will expire in the year 2004. The state research and development credit can be carried forward indefinitely. The Company also has a foreign tax credit carryforward of $2,011,000, which expires in the year 2004.

   Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in Internal Revenue Code, Section 382. If the Company has an ownership change, the Company's ability to utilize the above mentioned carryforwards could be significantly reduced.

7. Geographic, Segment, and Significant Customer Information

   During 1999, the Company adopted the provision of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

   The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates in a single operating segment: software that enables the delivery of Internet-based services to mass-market wireless telephones and related services. The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

                                                              Years ended June
                                                                     30,
                                                             -------------------
                                                             1997  1998   1999
                                                             ---- ------ -------
   Revenue:
     UP.Link Server Suite................................... $ -- $1,335 $ 6,636
     UP.Browser.............................................   --    870   4,514
     Consulting services....................................   --     --   2,292
                                                             ---- ------ -------
                                                             $ -- $2,205 $13,442
                                                             ==== ====== =======

   The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                              Years ended June
                                                                     30,
                                                             -------------------
                                                             1997  1998   1999
                                                             ---- ------ -------
   North America............................................ $ -- $1,220 $ 4,515
   Europe...................................................   --    513   4,317
   Asia Pacific.............................................   --    472   4,610
                                                             ---- ------ -------
                                                             $ -- $2,205 $13,442
                                                             ==== ====== =======

                        PHONE.COM, INC. AND SUBSIDIARIES

                         June 30, 1997, 1998, and 1999

   Significant customer information is as follows:

                            Percent of total revenue       Percent of
                           --------------------------         total
                              Years ended June 30,          accounts
                           --------------------------     receivable at
                           1997       1998       1999     June 30, 1999
                           ----       ----       ----     -------------
   Customer A...........       20%        22%        17%        --
   Customer B...........       --         18%         6%        --
   Customer C...........       30%        --         --         --
   Customer D...........       19%         1%        --         --
   Customer E...........       10%         2%        --         --
   Customer F...........       --          2%        10%         2%

   Revenues aggregating 41%, 37%, and 43% of total revenues for the years ended June 30, 1997, 1998, and 1999, respectively, were generated from customers who are also stockholders of the Company, and whose ownership percentages ranged from 0.6% to 3.3% as of June 30, 1999.