Form 10-Q
period 1999-09-30
PHONE COM INC
filed 1999-11-15
CIK 1082506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission file number 000-25687

===============================================================================

                               PHONE.COM, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                                    94-3219054
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                   organization)

                             800 Chesapeake Drive
                        Redwood City, California 94063
         (Address of principal executive offices, including zip code)

                                (650) 562-0200
             (Registrant's telephone number, including area code)

===============================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No [_]



     As of October 31, 1999, there were 62,583,964 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements.                                                           3


                Condensed consolidated balance sheets at September 30, 1999 and
                June 30, 1999                                                                   3

                Condensed consolidated statements of operations for the three
                months ended September 30, 1999 and 1998                                        4

                Condensed consolidated statements of cash flows for the three
                months ended September 30, 1999 and 1998                                        5

                Notes to condensed consolidated financial statements                            6


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                                      9

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                    21

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings.                                                             22

     Item 2.    Changes in Securities and Use of Proceeds.                                     22

     Item 3.    Defaults Upon Senior Securities.                                               22

     Item 4.    Submission of Matters to a Vote of Security Holders.                           22

     Item 5.    Other Information.                                                             22

     Item 6.    Exhibits and Reports on Form 8-K.                                              22

SIGNATURES                                                                                     22

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.


                       PHONE.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                     June 30,     September 30,
                                                       1999            1999
                                                    ----------    -------------
                   ASSETS
Current assets:
     Cash and cash equivalents..................    $   79,803    $      22,425
     Short-term investments.....................        33,283           95,383
     Accounts receivable........................        20,474           10,474
     Prepaid expenses and other current assets..           865            1,070
                                                    ----------    -------------
        Total current assets....................       134,425          129,352
Property and equipment, net.....................         3,014            5,944
Deposits and other assets.......................         1,494            1,525
                                                    ----------    -------------
                                                    $  138,933    $     136,821
                                                    ==========    =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of equipment loan and
        capital lease obligations...............    $      424    $         424
     Accounts payable...........................         1,749            2,216
     Accrued liabilities........................         7,173            7,781
     Deferred revenue...........................        36,797           38,442
                                                    ----------    -------------
        Total current liabilities...............        46,143           48,863
Equipment loan and capital lease obligations,
     less current portion.......................           498              387
                                                    ----------    -------------
        Total liabilities.......................        46,641           49,250
                                                    ----------    -------------
Stockholders' equity:
     Common stock...............................            62               62
     Additional paid-in capital.................       136,178          136,183
     Deferred stock-based compensation..........        (1,318)          (1,106)
     Treasury stock.............................          (196)            (196)
     Notes receivable from stockholders.........          (484)            (484)
     Accumulated deficit........................       (41,950)         (46,888)
                                                    ----------    -------------
        Total stockholders' equity..............        92,292           87,571
                                                    ----------    -------------
                                                    $  138,933    $     136,821
                                                    ==========    =============

  See accompanying notes to the condensed consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Three months
                                                                ended
                                                            September 30,
                                                           ----------------
                                                            1998     1999
                                                           -------  -------
Revenues:
  License..............................................    $   202  $ 5,262
  Maintenance and support
   services............................................      1,005    2,465
  Consulting services..................................        161      820
                                                           -------  -------
    Total revenues.....................................      1,368    8,547
                                                           -------  -------
Cost of revenues:
  License..............................................         62      228
  Maintenance and support
   services............................................        433    1,585
  Consulting services..................................         58      537
                                                           -------  -------
    Total cost of revenues.............................        553    2,350
                                                           -------  -------
    Gross profit.......................................        815    6,197
                                                           -------  -------
Operating expenses:
  Research and development.............................      2,446    5,469
  Sales and marketing..................................      1,801    4,925
  General and administrative...........................        684    1,938
  Stock-based compensation.............................        249      212
                                                           -------  -------
    Total operating expenses...........................      5,180   12,544
                                                           -------  -------
    Operating loss.....................................     (4,365)  (6,347)
Interest income, net...................................        415    1,498
                                                           -------  -------
    Loss before income taxes...........................     (3,950)  (4,849)
Income taxes...........................................         --       89
                                                           -------  -------
    Net loss...........................................    $(3,950) $(4,938)
                                                           =======  =======
Basic and diluted net loss per
 share.................................................    $ (0.36) $ (0.08)
                                                           =======  =======
Shares used in computing basic
 and diluted net loss per
 share.................................................     11,078   61,932
                                                           =======  =======


  See accompanying notes to the condensed consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Three months
                                                                ended
                                                            September 30,
                                                          -----------------
                                                            1998      1999
                                                          -------  --------
Cash flows from operating
 activities:
  Net loss............................................    $(3,950) $ (4,938)
  Adjustments to reconcile net
   loss to net cash (used for)
   provided by operating
   activities:
   Depreciation and
    amortization.......................................       218       506
   Amortization of deferred
    stock-based compensation...........................       249       212
   Changes in operating assets
    and liabilities:
     Accounts receivable...............................      (174)   10,000
     Prepaid expenses and
      other assets.....................................       (93)     (236)
     Accounts payable..................................       (39)      467
     Accrued liabilities...............................       381       608
     Deferred revenue..................................     1,383     1,645
                                                          -------  --------
       Net cash (used for)
        provided by operating
        activities.....................................    (2,025)    8,264
                                                          -------  --------
Cash flows from investing
 activities:
  Purchases of property and
   equipment, net......................................      (325)   (3,436)
  Purchases of short-term
   investments.........................................    (4,851)  (66,600)
  Proceeds from sales and
   maturities of short-term
   investments.........................................     6,560     4,500
                                                          -------  --------
       Net cash provided by
        (used for) investing
        activities.....................................     1,384   (65,536)
                                                          -------  --------
Cash flows from financing
 activities:
  Issuance of common stock.............................         7         5
  Repayment of equipment loan
   and capital lease
   obligations.........................................      (101)     (111)
                                                          -------  --------
       Net cash used for
        financing activities...........................       (94)     (106)
                                                          -------  --------
Net decrease in cash
 and cash equivalents..................................      (735)  (57,378)
Cash and cash equivalents at
 beginning of period...................................    12,677    79,803
                                                          -------  --------
Cash and cash equivalents at
 end of period.........................................   $11,942  $ 22,425
                                                          =======  ========
Supplemental disclosures of
 cash flow information:
Deferred stock-based compensation......................   $    73        --
                                                          =======  ========

  See accompanying notes to the condensed consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the three month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1999 and 1998 and for each of the years in the three-year period ended June 30, 1999, including notes thereto, included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

NOTE 2 - Revenue Recognition

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

NOTE 3 - Comprehensive Income

   The Company has no material components of other comprehensive income (loss) for all periods presented.

   Note 4 - Net Loss Per Share

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

                                          Three months
                                             ended
                                          September 30,
                                        -----------------
                                           1998  1999
                                          ------ -----
Shares issuable under stock options....    5,948 9,783
Shares of restricted stock subject to
 repurchase............................    1,068   456
Shares issuable pursuant to warrants to
 purchase common stock.................       62    --
Shares of convertible preferred stock
 on an "as if converted" basis.........   35,431    --

   The weighted-average exercise price of stock options was $0.54 and $5.34 for the three months ended September 30, 1998 and 1999, respectively. The weighted-average purchase price of restricted stock was $0.26 and $0.38 for the three months ended September 30, 1998 and 1999, respectively. The weighted-average exercise price of warrants was $1.91 for the three months ended September 30, 1998. In June 1999, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering.

  Note 5 - Recent Accounting Pronouncements

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

Note 6 -  Geographic, Segment, and Significant Customer Information

   During 1999, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

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

                                                                   Three months
                                                                       ended
                                                                   September 30,
                                                                   -------------
                                                                    1998   1999
                                                                   ------ ------
   Revenue:
     UP.Link Server Suite.......................................   $  424 $5,800
     UP.Browser.................................................      783  1,927
     Consulting services........................................      161    820
                                                                   ------ ------
                                                                   $1,368 $8,547
                                                                   ====== ======

   The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                                   Three months
                                                                       ended
                                                                   September 30,
                                                                   -------------
                                                                    1998   1999
                                                                   ------ ------
   North America................................................   $  362 $2,482
   Europe.......................................................      648  1,896
   Asia Pacific.................................................      358  4,169
                                                                   ------ ------
                                                                   $1,368 $8,547
                                                                   ====== ======


   Significant customer information is as follows:


                                                                     Percent of
                                                                    total revenue
                                                                   ---------------
                                                                    Three months
                                                                        ended           Percent of total accounts
                                                                    September 30,             receivable at
                                                                   ---------------      -------------------------
                                                                    1998     1999          September 30, 1999
                                                                    ----     ----          ------------------
Customer A......................................................        5%      15%               23%
Customer B......................................................       16%       2%                1%

Note 7 -  Subsequent Events

   On October 26, 1999, the Company acquired all of the outstanding capital stock of APiON Telecom Limited ("APiON") in exchange for 2,393,026 shares of its common stock in a transaction to be accounted for as a purchase. In addition, the Company also agreed to issue cash and common stock with an aggregate value of up to approximately $14,100,000 to current and former employees of APiON.

   The Company declared a two-for-one stock split of its common stock for stockholders of record as of October 29, 1999. The accompanying condensed consolidated financial statements have been retroactively restated to give effect to the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

   We were incorporated in December 1994 and, from inception until June 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1995, we developed our initial technology, which enables the delivery of Internet-based services to wireless telephones. In 1996, we introduced and deployed our first products based on this technology. We first recognized license revenues in August 1996, and generated license revenues of approximately $80,000, $522,000 and $5.2 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively, and $5.3 million for the three months ended September 30, 1999. We incurred net losses of approximately $4.9 million for the three months ended September 30, 1999 and $8.0 million, $10.6 million and $20.8 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. As of September 30, 1999, we had an accumulated deficit of approximately $46.9 million.

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

   We generate revenues from licenses, maintenance and support services and consulting services. We receive license revenues from licensing our UP.Link Server Suite software directly to network operators and indirectly through value-added resellers. From our inception through September 30, 1999, cumulative revenues from licensing our UP.Link Server Suite software represented 57% of total cumulative revenues, inclusive of installation, training and support services provided to network operators. Maintenance and support services revenues also include engineering and support services provided to wireless telephone manufacturers. Cumulative engineering and support services fees from UP.Browser agreements with wireless telephone manufacturers represented 30% of our total cumulative revenues from inception through September 30, 1999. Consulting services revenues are derived from consulting services provided to network operator customers either directly by us or indirectly through resellers.

   In September 1999, we introduced MyPhone, our mobile Internet portal platform. We expect to incur significant additional expenses in developing and commercializing the MyPhone service, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for the MyPhone service will result in significant revenues or profitability.

   In October 1999, we completed the acquisition of the outstanding share capital of APiON Telecoms Ltd., a company based in Belfast, Northern Ireland. APiON is a provider of WAP software products to GSM network operators in Europe and has expertise in GSM Intelligent Networks, wireless data and WAP technology. In connection with this transaction, we acquired all of the outstanding shares of capital stock of APiON in exchange for an aggregate of approximately 2,393,026 shares of our common stock. A portion of these shares are held in escrow for a period of one year to indemnify us against potential liabilities of APiON and its former shareholders.

   In addition, we also agreed to issue cash and common stock to current and former employees of APiON. Current employees of APiON will receive cash in the aggregate amount of approximately $2.5 million, less applicable withholdings for taxes and insurance, upon the closing of this offering, and will receive shares of common stock equal in value to approximately $2.5 million, less applicable withholdings for taxes and insurance, on each of the first two anniversaries of the closing of the APiON acquisition, subject to their continued employment. Former employees of APiON who were engaged in APiON's services business, which we did not acquire in the transaction, will receive cash in the aggregate amount of approximately $2.2 million, less applicable withholdings for taxes and insurance, upon the closing of this offering, and will receive shares of common stock equal in value to approximately $4.3 million, less applicable withholdings for taxes and insurance, on the anniversary of the closing of the APiON acquisition, subject to forfeiture upon the occurrence of certain events.

   In connection with the APiON acquisition, we will record a significant amount of goodwill and deferred compensation that will significantly increase our net loss for the foreseeable future. We expect to record goodwill of approximately $244.6 million and additional deferred stock-based compensation of approximately $5.1 million, to be amortized over a three-year period and a two-year period, respectively. In addition, we expect that operating expenses will increase as a result of the acquisition, due primarily to the additional personnel and the costs of operating a European subsidiary. For example, as a result of the addition of APiON's technical, sales and customer engineering personnel, we expect that research and development expenses and sales and marketing expenses may increase by as much as $5 million in the aggregate for the fiscal year ended June 30, 2000.

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

   For the three months ended September 30, 1999, DDI Corporation and AT&T wireless services accounted for 28% and 15%, respectively, of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

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

   Deferred revenue was $38.4 million as of September 30, 1999, comprised of $33.9 million in prepaid fees charged to wireless network operators and $4.5 million in prepaid maintenance and other service fees charged to wireless telephone manufacturers. We expect that deferred revenue will decline in the long term as network operators deploy services based on our products. In particular, we began recognizing license revenue in the third quarter of fiscal 1999 in connection with the launch by CEGETEL/SFR of commercial services based on our products and the acceptance of our products by DDI Corporation. Relating to our sales to CEGETEL/SFR, we recognized previously deferred license revenues of $406,000 for the quarter ended September 30, 1999 and will recognize approximately $400,000 in each of the quarters ending December 31, 1999 and March 31, 2000. With regard to sales to DDI Corporation, we recognized license revenues of $2.4 million for the quarter ended September 30, 1999 and will recognize approximately $2.4 million in the quarter ending December 31, 1999, $1.6 million in each of the quarters ending March 31, 2000 through March 31, 2001, and $1.1 million in the quarter ending June 30, 2001. The revenues recognized and deferred for DDI Corporation include direct sales and sales through an indirect channel partner, Itochu Techno Science Corporation. During the quarter ended September 30, 1999 we recognized previously deferred revenues of $1.3 million relating to AT&T Wireless Services, and will recognize approximately $1.25 million in the quarter ending December 31, 1999. We also began recognizing license revenue in the fourth quarter of fiscal 1999 in connection with the launches by two other wireless network operator customers. With respect to these customers, we recognized license revenue of $612,000 in the quarter ended September 30, 1999, and will recognize substantially all of the remaining deferred revenue by September 30, 2001.

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

   International sales of products and services accounted for 74% and 71% of our total revenues for the quarters ended September 30, 1998 and 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. In particular, a number of manufacturers have delayed commercial release of WAP-compliant wireless telephones, particularly affecting European and other markets based on the GSM standard. Risks inherent in our international business activities, include:

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

RESULTS OF OPERATIONS

   License Revenues

   License revenues increased from $202,000 for the three months ended September 30, 1998 to $5.3 million for the three months ended September 30, 1999. The increase in license revenues was primarily due to the recognition of revenues associated with the licensing of our products to AT&T Wireless Services in the United States, DDI and IDO in Japan, Cegetel/SFR in France and Omnitel in Italy.

   Maintenance and Support Services Revenues

   Maintenance and support services revenues increased from $1.0 million for the three months ended September 30, 1998 to $2.5 million for the three months ended September 30, 1999. The increase in maintenance and support services revenues was attributable primarily to increased demand for maintenance and engineering support services by wireless telephone manufacturers.

   Consulting Services Revenues

   Consulting services revenues increased from $161,000 for the three months ended September 30, 1998 to $820,000 for the three months ended September 30, 1999. The quarter ended September 30, 1998 was the first period in which we recognized consulting services revenue. The increase in consulting services revenue was primarily due to the increased number of wireless network operators who have licensed our technology.

   Cost of License Revenues

   Cost of license revenues consists primarily of third-party license and support fees. Cost of license revenues increased from $62,000 for the three months ended September 30, 1998 to $228,000 for the three months ended September 30, 1999. The growth in cost of license revenues was attributable primarily to the increase in license revenues. As a percentage of license revenues, cost of license revenues for the three months ended September 30, 1998 and 1999 was 31% and 4%, respectively. The decrease as a percentage of license revenues was attributable primarily to higher license revenues for the three months ended September 30, 1999 and to the amortization of fixed maintenance fees relating to third party software licenses. We expect that cost of license revenues will vary as a percentage of license revenues from period to period.

   Cost of Maintenance and Support Services Revenues

   Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to network operators, and engineering and support services to wireless telephone manufacturers. The engineering and support services performed for wireless telephone manufacturers includes assistance relating to integrating our UP.Browser software into the manufacturers' wireless telephones. Cost of maintenance and support services revenues increased from $433,000 for the three months ended September 30, 1998 to $1.6 million for the three months ended September 30, 1999. As a percentage of maintenance and support service revenues, cost of maintenance and support services revenues for the three months ended September 30, 1998 and 1999 was 43% and 64%, respectively. The growth in cost of maintenance and support services revenues was attributable primarily to an increase in personnel dedicated to support a larger number of wireless telephone manufacturer customers and to increased staffing in anticipation of growth in the number of network operator customers. We anticipate that the cost of maintenance and support services revenues will increase in absolute dollars in future operating periods.

   Cost of Consulting Services Revenues

   Cost of consulting services revenues consists of compensation and independent consultant costs for personnel engaged in our consulting services operations and related overhead. Cost of consulting services revenues increased from $58,000 for the three months ended September 30, 1998 to $537,000 for the three months ended September 30, 1999. As a percentage of consulting services revenues, cost of consulting services revenues for the three months ended September 30, 1998 and 1999 was 36% and 65%, respectively. Gross profit on consulting services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the consulting assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of consulting services revenues will increase in absolute dollars as we continue to invest in the growth of our consulting services operations.

   Research and Development Expenses

   Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 124% from $2.4 million for the three months ended September 30, 1998 to $5.5 million for the three months ended September 30, 1999. This increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. In particular, we anticipate that research and development expenses will increase significantly due to product development efforts for the MyPhone service and the addition of research and development personnel in connection with the APiON acquisition.

   Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased 173% from $1.8 million for the three months ended September 30, 1998 to $4.9 million for the three months ended September 30, 1999. This increase resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas. In addition, we expect that sales and marketing expenses will increase as a result of the addition of sales and marketing personnel in connection with the APiON acquisition.

   General and Administrative Expenses

   General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased 183% from $684,000 for the three months ended September 30, 1998 to $1.9 million for the three months ended September 30, 1999. This increase was due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

   Stock-Based Compensation

   Some stock options granted and restricted stock sold during the fiscal years ended June 30, 1998 and June 30, 1999 have been deemed to be compensatory. Total deferred stock-based compensation associated with these equity arrangements through September 30, 1999 amounted to $2.4 million related to stock options granted and restricted stock issued from October 1997 through March 1999. These amounts are being amortized over the respective vesting periods of these equity arrangements in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Of the total deferred stock-based compensation, $249,000 and $212,000 was amortized in the three months ended September 30, 1998 and 1999, respectively. Relating to the amortization of the deferred stock-based compensation associated with stock options granted and restricted stock issued from October 1997 through March 1999, we expect amortization of approximately $696,000, $375,000, $185,000 and $62,000 in the fiscal years ending June 30, 2000, 2001, 2002 and 2003, respectively. In addition, in connection with our acquisition of APiON, we expect to record additional deferred stock-based compensation of approximately $5.1 million, to be amortized over a period of two years.

   Interest Income, Net

   Net interest income is comprised primarily of interest earned on cash and cash equivalents and short-term investments, offset by interest expense related to obligations under capital leases and our equipment loan. Net interest income was $415,000 and $1.5 million for the three months ended September 30, 1998 and 1999, respectively. The increase was due primarily to increased cash balances as a result of our initial public offering in June 1999 and our private placement financing in March 1999.

   Income Taxes

   Income tax expense was $-0- and $89,000 for the three months ended September 30, 1998 and 1999, respectively. Income tax expense for the three months ended September 30, 1999 consisted primarily of foreign withholding taxes.

Liquidity and Capital Resources

   Since inception, we have financed our operations through private sales of convertible preferred stock which totaled $66.0 million in aggregate net proceeds through March 31, 1999, through our initial public offering in June 1999 which generated net proceeds of $66.8 million, and through an equipment loan and a capitalized lease, which totaled $811,000 in principal amount outstanding at September 30, 1999. As of September 30, 1999, we had $117.8 million of cash, cash equivalents and short-term investments and working capital of $80.5 million.

   Net cash provided by operating activities was $8.3 million for the three months ended September 30, 1999. The net cash provided by operating activities for the three months ended September 30, 1999 was attributable primarily to a decrease in accounts receivable and an increase in deferred revenue of $10.0 million and $1.6 million, respectively, offset in part by a net loss of $4.9 million.

   To date, we have had no write-offs of accounts receivable and we have not recorded any allowance for doubtful accounts.

   Net cash used for investing activities was $65.5 million for the three months ended September 30, 1999 reflecting purchases of property and equipment and increased purchases of short-term investments.

   Net cash used by financing activities was $106,000 for the three months ended September 30, 1999.

   As of September 30, 1999, our principal commitments consisted of obligations outstanding under operating leases, our equipment loan and capitalized lease obligations. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

   We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Year 2000 Readiness Disclosure

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This problem may result in software failures or the creation of erroneous results.

   We have conducted a year 2000 readiness review for the current versions of our products. The review includes assessment, implementation (including remediation, upgrading and replacement of some product versions), validation testing, and contingency planning. We have largely completed all phases of this plan, except for contingency planning, for the current versions of our products. As a result, we believe all current versions of our products are capable of properly distinguishing between 20th and 21st century dates, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with our products are also capable of properly distinguishing between 20th and 21st century dates. We have not tested all noncurrent versions of our products and do not intend to do so. However, we have delivered software releases containing corrections to all identified year 2000 errors in our UP.Link Server Suite software to our network operator customers with our software in production and expect that those releases will be implemented by our customers prior to December 31, 1999.

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

Factors That May Affect Future Results

          In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects.

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

We may be unable to successfully integrate APiON into our business or achieve the expected benefits of the APiON acquisition.

   Our acquisition of APiON, which was completed in October 1999, will require integrating the business and operations of APiON with our company. We may not be able to successfully assimilate the personnel, operations and customers of APiON into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisition of APiON, including marketing, product development, distribution and other operational synergies.

   The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain APiON's key employees.

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

   From inception through September 30, 1999, 30% of our total cumulative revenues have come from fees paid to us by wireless telephone manufacturers that embed our browser in their wireless telephones. However, our future success depends on our ability to increase revenues from sales of our UP.Link Server Suite software and related services to new and existing network operator customers and on market acceptance of new products and services, and we may not be able to achieve widespread adoption by these customers. This dependence is exacerbated by the relatively small number of network operators worldwide. To date, we currently have only a limited number of network operator customers, including AT&T Wireless Services, Bell Atlantic Mobile, DDI, GTE Wireless, IDO, SFR/Cegetel and Sprint, that have implemented and deployed services based on our products. We cannot assure you that network operators will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

   To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of network operators and wireless telephone manufacturers, some of whom are our stockholders. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues for each quarter for the foreseeable future. Any failure by us to capture a significant share of those customers could materially harm our business. For example, during the fiscal year ended June 30, 1998, AT&T Wireless Services, which owned approximately
2.5% of our common stock as of June 30, 1999, and Matsushita Communication Industrial accounted for approximately 22% and 18%, respectively, of our total revenues. For the fiscal year ended June 30, 1999, AT&T Wireless Services accounted for approximately 17% of our total revenues, and DDI Corporation, which owned approximately 0.6% of our common stock as of June 30, 1999, accounted for approximately 14% of our total revenues. For the three months ended September 30, 1999, DDI Corporation and AT&T Wireless Services accounted for 28% and 15%, respectively, of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

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

   The market for our products and services is becoming increasingly competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP protocol. Furthermore, some of our competitors, such as NTT, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

   We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

  . Wireless equipment manufacturers, such as Ericsson and Nokia;
  . Microsoft;
  . Wireless Knowledge, a joint venture of Microsoft and Qualcomm;
  . Systems integrators, such as CMG plc, and software companies, such as
    Oracle Corporation;
  . Wireless network operators, such as NTT DoCoMo; and . Providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

   In particular, Microsoft Corporation has announced its intention to introduce products and services that may compete directly with our UP.Link, UP.Browser and UP.Application products. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones, and to develop and market its own browser for these devices. Furthermore, Nokia is marketing a WAP server to corporate customers and content providers. This WAP server is designed to enable wireless telephone subscribers to directly access applications and services provided by these customers, rather than through gateways provided by network operators' WAP servers. If Nokia's WAP server is widely adopted by corporate customers and content providers, it could undermine the need for network operators to purchase WAP servers. Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we do.

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

   Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of each of our current executive officers. We currently maintain key person life insurance policies for Alain Rossmann, our Chief Executive Officer, and Charles Parrish, our Executive Vice President. We are seeking to hire a general manager of the MyPhone service. Competition for qualified personnel in the telecommunications and Internet software industries is intense, and finding qualified personnel with experience in both industries is even more difficult. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is becoming increasingly difficult to hire and retain these persons. Competitors and others have in the past, and may in the future, attempt to recruit our employees.

We may fail to support our anticipated growth in operations.

   To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy and further develop products and expand service capabilities, while managing anticipated growth by implementing effective planning and operating processes. If we fail to manage our growth effectively, our business could suffer materially. To manage anticipated growth, we must:

  . continue to implement and improve our operational, financial and management information systems; for example, we are currently in the process of implementing Oracle financial software;
  . hire, train and retain additional qualified personnel;
  . continue to expand and upgrade core technologies; and . effectively manage multiple relationships with various network operators, wireless telephone manufacturers, content providers, applications developers and other third parties.

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

   International sales of products and services accounted for 74% and 71% of our total revenues for the quarters ended September 30, 1998 and 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include business risks, economic and political risks, and legal risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

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

   Since our initial public offering in June 1999, our stock price has experienced significant volatility. We expect that the market price of our common stock also will fluctuate in the future as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

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

   Our executive officers and directors and their respective affiliates, currently own approximately 37% of our outstanding common stock, based on shares outstanding as of September 30, 1999. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable.

Item 2.    Changes in Securities and Use of Proceeds.

     On June 11, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-75219) was declared effective by the Securities and Exchange Commission, pursuant to which 9,200,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $8.00 per share, generating gross offering proceeds of $73.6 million. The managing underwriters were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and U.S. Bancorp Piper Jaffray Inc. After deducting approximately $5.2 million in underwriting discounts and $1.4 million in other related expenses, the net proceeds of the offering were approximately $67 million. The Company has not yet used any of the funds from the initial public offering, and the $67 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders - Not
           Applicable.

Item 5.    Other Information - Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Exhibits

                   Ex-27.1  Financial Data Schedule

           (b)     Reports on Form 8-K

                   On November 3, 1999, the Company filed a Form 8-K with respect to the Company's acquisition of the outstanding shares of capital stock of Apion Telecomms Ltd., a telecommunications software company registered in Belfast, Northern Ireland.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Phone.com, Inc.



                             By:    /s/   ALAN BLACK
                                   --------------------------------------------
                                    Alan Black
                                    Vice President of Finance and
                                    Administration, Chief Financial Officer and
                                    Treasurer (Principal Financial and
                                    Accounting Officer)




Date:  November 15, 1999