Form 10-Q
period 1999-12-31
PHONE COM INC
filed 2000-02-14
CIK 1082506

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                       Commission file number 000-25687

===============================================================================

                                PHONE.COM, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                    94-3219054
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                          No.)

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

                                Yes  X  No [_]

   As of January 31, 2000, there were 68,875,556 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements.


              Condensed consolidated balance sheets at December 31, 1999 and   3
              June 30, 1999

              Condensed consolidated statements of operations for the three    4
              and six month periods ended December 31, 1999 and 1998

              Condensed consolidated statements of cash flows for the three    5
              and six month periods ended December 31, 1999 and 1998

              Notes to condensed consolidated financial statements             6

   Item 2.    Management's Discussion and Analysis of Financial Condition     11
              and Results of Operations.

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.     27

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                               28

   Item 2.    Changes in Securities and Use of Proceeds                       28

   Item 3.    Defaults Upon Senior Securities                                 28

   Item 4.    Submission of Matters to a Vote of Security Holders             28

   Item 5.    Other Information                                               29

   Item 6.    Exhibits and Reports on Form 8-K.                               29

SIGNATURES                                                                    30

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                       PHONE.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                  December 31,    June 30,
                                                                                      1999         1999
                                                                                   ---------    ---------
                            Assets
Current assets:
     Cash and cash equivalents .................................................   $ 276,976    $  79,803
     Short-term investments ....................................................     228,543       33,283
     Accounts receivable .......................................................      11,564       20,474
     Prepaid expenses and other current assets .................................       2,703          865
                                                                                   ---------    ---------
              Total current assets .............................................     519,786      134,425

Property and equipment, net ....................................................       9,672        3,014
Deposits and other assets ......................................................       1,789        1,494
Goodwill and intangible assets, net ............................................     231,852           --
                                                                                   ---------    ---------
                                                                                   $ 763,099    $ 138,933
                                                                                   =========    =========
             Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of equipment loan
        and capital lease obligations ..........................................   $     424    $     424
     Accounts payable ..........................................................       3,047        1,749
     Accrued liabilities .......................................................      16,939        7,173
     Deferred revenue ..........................................................      46,581       36,797
                                                                                   ---------    ---------
              Total current liabilities ........................................      66,991       46,143

Equipment loan and capital lease obligations,
   less current portion ........................................................         272          498
                                                                                   ---------    ---------
              Total liabilities ................................................      67,263       46,641
                                                                                   ---------    ---------
Stockholders' equity:
     Common stock ..............................................................          68           62
     Additional paid-in capital ................................................     772,522      136,178
     Deferred stock-based compensation .........................................      (9,183)      (1,318)
     Treasury stock ............................................................        (196)        (196)
     Notes receivable from stockholders ........................................        (484)        (484)
     Accumulated deficit .......................................................     (66,891)     (41,950)
                                                                                   ---------    ---------
              Total stockholders' equity .......................................     695,836       92,292
                                                                                   ---------    ---------
                                                                                   $ 763,099    $ 138,933
                                                                                   =========    =========

  See accompanying notes to the condensed consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                               Three Months Ended     Six Months Ended
                                                                                   December 31,          December 31,
                                                                              --------------------   -------------------
                                                                                1999        1998       1999       1998
                                                                              --------    --------   --------   --------
Revenues:
     License ..............................................................   $  7,656    $     64   $ 12,918   $    266
     Maintenance and support services .....................................      3,044       1,327      5,509      2,332
     Consulting services ..................................................      2,082         426      2,902        587
                                                                              --------    --------   --------   --------
           Total revenues .................................................     12,782       1,817     21,329      3,185
                                                                              --------    --------   --------   --------
Cost of revenues:
     License ..............................................................        291          26        519         88
     Maintenance and support services .....................................      2,664         676      4,249      1,109
     Consulting services ..................................................      1,207          77      1,744        135
                                                                              --------    --------   --------   --------
           Total cost of revenues .........................................      4,162         779      6,512      1,332
                                                                              --------    --------   --------   --------
           Gross profit ...................................................      8,620       1,038     14,817      1,853
                                                                              --------    --------   --------   --------
Operating expenses:
     Research and development .............................................      8,231       2,492     13,700      4,938
     Sales and marketing ..................................................      5,615       2,074     10,540      3,875
     General and administrative ...........................................      2,775         955      4,713      1,639
     Stock-based compensation .............................................      1,508         255      1,720        504
     Amortization of goodwill and
        intangible assets .................................................     13,752          --     13,752          -
                                                                              --------    --------   --------   --------
           Total operating expenses .......................................     31,881       5,776     44,425     10,956
                                                                              --------    --------   --------   --------
           Operating loss .................................................    (23,261)     (4,738)   (29,608)    (9,103)

Interest and other income, net ............................................      4,094         365      5,592        780
                                                                              --------    --------   --------   --------
           Loss before income taxes .......................................    (19,167)     (4,373)   (24,016)    (8,323)

Income taxes ..............................................................        836          --        925         --
                                                                              --------    --------   --------   --------
           Net loss .......................................................   ($20,003)   ($ 4,373)  ($24,941)  ($ 8,323)
                                                                              ========    ========   ========   ========
Basic and diluted net loss per share ......................................   ($  0.31)   ($  0.39)  ($  0.39)  ($  0.75)
                                                                              ========    ========   ========   ========
Shares used in computing basic and
     diluted net loss per share ...........................................     65,127      11,234     63,530     11,156
                                                                              ========    ========   ========   ========

  See accompanying notes to the condensed consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                  Six Months Ended
                                                                                                     December 31,
                                                                                               ----------------------
                                                                                                    1999         1998
                                                                                               ---------    ---------
Cash flows from operating activities:
     Net loss ..............................................................................   ($ 24,941)   ($  8,323)
     Adjustments to reconcile net loss to net cash
       (used for) provided by operating activities:
          Depreciation and amortization ....................................................      15,448          449
          Amortization of deferred stock-based compensation ................................       1,720          504
          Changes in operating assets and liabilities:
              Accounts receivable ..........................................................      13,793          633
              Prepaid expenses and other assets ............................................      (1,046)        (138)
              Accounts payable .............................................................         113          (62)
              Accrued liabilities ..........................................................       6,161          987
              Deferred revenue .............................................................       8,482        2,559
                                                                                               ---------    ---------
                Net cash provided by (used for) operating
                   activities ..............................................................      19,730       (3,391)
                                                                                               ---------    ---------
Cash flows from investing activities:
     Purchases of property and equipment, net ..............................................      (7,847)        (630)
     Businesses acquired, net of cash received .............................................     (10,228)        --
     Purchases of short-term investments ...................................................    (211,270)     (14,681)
     Proceeds from sales and maturities
        of short-term investments ..........................................................      16,010       11,085
                                                                                               ---------    ---------
                Net cash used for investing activities .....................................    (213,335)      (4,226)
                                                                                               ---------    ---------
Cash flows from financing activities:
     Issuance of common stock ..............................................................     391,004           21
     Repayment of equipment loan and capital lease
        obligations ........................................................................        (226)        (203)
                                                                                               ---------    ---------
                Net cash provided by (used for) financing
                   activities ..............................................................     390,778         (182)
                                                                                               ---------    ---------
Net increase (decrease) in cash and cash equivalents .......................................     197,173       (7,799)
Cash and cash equivalents at beginning of period ...........................................      79,803       12,677
                                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................................   $ 276,976    $   4,878
                                                                                               =========    =========
Supplemental disclosures of cash flow information:
     Common stock issued to officers and employees for
        notes receivable ...................................................................        --      $     223
                                                                                               =========    =========
     Deferred stock-based compensation .....................................................   $   9,585    $     108
                                                                                               =========    =========
     Businesses acquired for common stock ..................................................   $ 235,761         --
                                                                                               =========    =========

  See accompanying notes to the condensed consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


NOTE 1 - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of December 31, 1999, and the results of its operations and cash flows for the three and six month periods ended December 31, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1999 and 1998 and for each of the years in the three-year period ended June 30, 1999, including notes thereto, included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

  On November 15, 1999, the Company completed a two-for-one stock split of its common stock for stockholders of record as of October 29, 1999. The accompanying unaudited condensed consolidated financial statements have been retroactively restated to give effect to the stock split.

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

NOTE 4 - Net Loss Per Share

  Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares of restricted common stock subject to repurchase, common stock from exercise of options and warrants to purchase common stock, using the treasury stock method, and from convertible securities on an "as if converted" basis. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                Three and Six Months
                                                       Ended
                                                   December 31,
                                             ---------------------------
                                                1999            1998
                                             ----------      -----------

Shares issuable under stock options.....      11,424           6,132

Shares of restricted stock subject
     to repurchase......................         403           1,342

Shares issuable pursuant to
     warrants to purchase common stock..           -              62

Shares of convertible preferred
     stock on an "as if converted"
     basis..............................           -          35,432


  The weighted-average exercise price of stock options outstanding was $21.44 and $0.58 as of December 31, 1999 and 1998, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.40 and $0.29 as of December 31, 1999 and 1998, respectively. The weighted-average exercise price of outstanding warrants was $1.91 as of December 30, 1998. In June 1999, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering.

NOTE 5 - Recent Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

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

                                  Three Months Ended       Six Months Ended
                                     December 31,             December 31,
                                  ------------------      -------------------
                                     1999       1998          1999       1998
                                  -------     ------      ---------  --------
Revenue:
    UP.Link Server Suite........   $8,121     $  534       $13,921     $  958
    UP.Browser..................    2,579        857         4,506      1,640
    Consulting services.........    2,082        426         2,902        587
                                  -------     ------       -------     ------
         Total revenues.........  $12,782     $1,817       $21,329     $3,185
                                  =======     ======       =======     ======

  The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                             Three Months Ended         Six Months Ended
                                 December 31,             December 31,
                            -------------------      --------------------
                                1999       1998          1999        1998
                            --------      -----      --------     -------
Revenue:
    North America........... $ 4,232     $  708        $6,714      $1,070
    Europe..................   2,628        504         4,524       1,152
    Asia Pacific............   5,922        605        10,091         963
                            --------   --------      --------    --------
      Total revenues........ $12,782     $1,817       $21,329      $3,185
                            ========   ========      ========    ========

Significant customer information is as follows:

                                                                           % of Total
                                % of Total Revenue                          Accounts
                 -------------------------------------------------         Receivable
                  Three Months Ended           Six Months Ended           -------------
                      December 31,                December 31,             December 31,
                 --------------------       ----------------------
                   1999         1998           1999         1998               1999
                 ---------  ---------       ---------    ---------        -------------
Customer A         10%           8%           12%           7%                 1%
Customer B         23%           -            25%           1%                 6%
Customer C          6%          10%            7%           6%                 -
Customer D          2%          12%            2%          14%                 -
Customer E          9%          10%            6%           8%                 1%
Customer F          2%          11%            2%          16%                 -


Note 7 -  Acquisitions

  On October 26, 1999, the Company acquired all of the outstanding capital stock of APiON Telecom Limited ("APiON") in exchange for 2,393,026 shares of its common stock. In addition, the Company also agreed to issue cash and common stock with an aggregate value of up to approximately $14,100,000 to current and former employees of APiON. APiON is a provider of WAP software products to GSM network operators in Europe and has expertise in GSM Intelligent Networks, wireless data and WAP technology. Former employees of APiON will receive consideration totaling up to approximately $6.5 million of which one third was paid in cash (approximately $2.2 million) upon the closing of the Company's secondary offering in November 1999 and two thirds is payable in common stock of the Company on the one year anniversary of the closing of the acquisition of APiON and is subject to forfeiture upon the occurrence of certain events. Current employees of APiON will receive consideration totaling up to approximately $7.6 million of which one third was paid in cash upon the closing of the Company's secondary offering and one third is payable in common stock of the Company on each of the first two anniversaries of the closing of the acquisition of APiON contingent upon continued employment. The actual number of Phone.com shares to be issued to current and former employees of APiON will depend upon the fair value of Phone.com common stock on the distribution date.

  Common stock issued to former shareholders and cash paid to current and former employees of APiON at the closing of the acquisition was included in the purchase price. Contingent common stock issuable in the future to former employees of APiON has been treated as contingent consideration. The then fair value of the common stock that is issued to the former employees of APiON upon the satisfaction of certain future events will be added to goodwill and amortized over the remaining useful life. Common stock issuable in the future to current employees of APiON has been recorded as deferred stock-based compensation.

  Total consideration given, including direct acquisition costs, aggregated approximately $245.9 million. The acquisition was accounted for as a purchase with the results of APiON included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $243.6 million, with $241.6 million attributable to goodwill, $1.7 million attributable to assembled workforce, $170,000 attributable to developed technology and $110,000 attributable to in-process research and development. The in-process research and development has been expensed on the acquisition date, and the intangible assets are being amortized on a straight-line basis over an estimated life of 3 years. In connection with the acquisition, the Company recorded deferred stock-based compensation in the amount of $5.1 million, which is being amortized on an accelerated basis over the vesting period of 24 months, consistent with the method described in FASB Interpretation No. 28.

  On October 27, 1999, the Company acquired substantially all of the assets of Angelica Wireless ApS ("Angelica"), including all software technology, intellectual property and certain customer agreements, and excluding the assumption of liabilities. Angelica is a developer of WAP software products complementary to the Company's MyPhone mobile internet portal software, targeted for customers in Europe. Total consideration paid, including direct acquisition costs, aggregated $2.0 million. In addition, the Company also agreed to issue 16,000 shares of common stock with an aggregate value of approximately $1.7 million to employees of Angelica, subject to certain forfeiture conditions dependent on continued employment. The acquisition was accounted for as a purchase with the results of Angelica included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired in the amount of $2.0 million has been attributed to goodwill and is being amortized on a straight-line basis over an estimated life of 3 years. In connection with the acquisition, the Company recorded deferred stock-based compensation in the amount of $1.7 million, which is being amortized on an accelerated basis over the vesting period of 36 months, consistent with the method described in FASB Interpretation No. 28.

 The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and six month periods ended December 31, 1999 and 1998 assuming APiON and Angelica had been acquired on July 1, 1998 (in thousands, except per share data):

                                                                 Three Months Ended            Six Months Ended
                                                                     December 31,                 December 31,
                                                             -----------------------      -------------------------
                                                                1999           1998          1999            1998
                                                             --------       --------      ---------        --------
Revenues.................................................     $12,964         $1,858       $22,076           $3,281
Net loss attributable to common stockholders.............    ($26,314)      ($26,442)     ($53,424)        ($52,414)
Basic and diluted net loss per share.....................      ($0.40)        ($1.94)       ($0.82)          ($3.86)
Shares used in pro forma per share computation...........      65,859         13,643        65,101           13,565

  On December 21, 1999, the Company signed a definitive agreement to acquire AtMotion Inc. ("AtMotion"), an emerging provider of Voice Portal technology. In connection with the acquisition, which was completed on February 8, 2000, the Company agreed to a valuation for AtMotion of $286 million, to be associated with the issuance of up to approximately 2,348,000 shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of AtMotion, and the assumption of options and warrants. The stock-for-stock transaction will be accounted for using purchase accounting and is subject to customary closing conditions.

Note 8 - Subsequent Event

  On February 8, 2000, the Company signed a definitive agreement to acquire Paragon Software Ltd ("Paragon"), a leading provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. In connection with the acquisition, Paragon's shareholders will receive approximately 3.6 million shares of Phone.com common stock, cash payments totaling $7.5 million, and the Company will assume outstanding stock options, with total consideration valued at approximately $500 million. The stock-for-stock transaction will be accounted for using purchase accounting and closing is anticipated to occur in the first calendar quarter of 2000. The acquisition is subject to customary closing conditions.

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

Overview

  We were incorporated in December 1994 and, from inception until June 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1995, we developed our initial technology, which enables the delivery of Internet-based services to wireless telephones. In 1996, we introduced and deployed our first products based on this technology. We first recognized license revenues in August 1996, and generated license revenues of approximately $80,000, $522,000 and $5.2 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively, and $12.9 million for the six months ended December 31, 1999. We incurred net losses of approximately $24.9 million for the six months ended December 31, 1999 and $8.0 million, $10.6 million and $20.8 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. As of December 31, 1999, we had an accumulated deficit of approximately $66.9 million.

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

  We generate revenues from licenses, maintenance and support services and consulting services. We receive license revenues primarily from licensing our UP.Link Server Suite software directly to network operators and indirectly through value-added resellers. From our inception through December 31, 1999, cumulative revenues from licensing our UP.Link Server Suite software represented 59% of total cumulative revenues, inclusive of installation, training and support services provided to network operators. Maintenance and support services revenues also include engineering and support services provided to wireless telephone manufacturers. Cumulative engineering and support services fees and licensing fees from UP.Browser agreements with wireless telephone manufacturers represented 27% of our total cumulative revenues from inception through December 31, 1999. Consulting services revenues are derived from consulting services provided to network operator customers either directly by us or indirectly through resellers.

  In September 1999, we introduced MyPhone, our mobile Internet portal platform. We continue to expect to incur significant additional expenses in developing and commercializing the MyPhone service, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for the MyPhone service will result in significant revenues or profitability.


  In October 1999, we completed the acquisition of the outstanding share capital of APiON Telecoms Ltd. ("APiON"), a company based in Belfast, Northern Ireland. APiON is a provider of WAP software products to GSM network operators in Europe and has expertise in GSM Intelligent Networks, wireless data and WAP technology. In connection with this transaction, we acquired all of the outstanding shares of capital stock of APiON in exchange for an aggregate of approximately 2,393,026 shares of our common stock. A portion of these shares are held in escrow for a period of one year to indemnify us against potential liabilities of APiON and its former shareholders.

  In addition, we also agreed to issue cash and common stock to current and former employees of APiON. Current employees of APiON received cash in the aggregate amount of approximately $2.5 million, less applicable withholdings for taxes and insurance, upon the closing of the Company's secondary offering in November 1999, and will receive shares of common stock equal in value to approximately $2.5 million, less applicable withholdings for taxes and insurance, on each of the first two anniversaries of the closing of the APiON acquisition, subject to their continued employment. Former employees of APiON who were engaged in APiON's services business, which we did not acquire in the transaction, received cash in the aggregate amount of approximately $2.2 million, less applicable withholdings for taxes and insurance, upon the closing of the Company's secondary offering in November 1999, and will receive shares of common stock equal in value to approximately $4.3 million, less applicable withholdings for taxes and insurance, on the anniversary of the closing of the APiON acquisition, subject to forfeiture upon the occurrence of certain events.

  In connection with the APiON acquisition, we recorded goodwill and other intangible assets of approximately $243.6 million and deferred stock-based compensation of approximately $5.1 million, to be amortized over a three-year period and a two-year period, respectively, which will significantly increase our net loss for the foreseeable future. We also recorded expense of $110,000 relating to in-process research and development in connection with the acquisition. In addition, we expect that operating expenses will increase as a result of the acquisition, due primarily to the additional personnel and the costs of operating a European subsidiary. For example, as a result of the addition of APiON's technical, sales and customer engineering personnel, we expect that research and development expenses and sales and marketing expenses may increase by as much as $5 million in the aggregate for the fiscal year ended June 30, 2000.

  In October 1999 we also acquired substantially all of the assets of Angelica Wireless ApS ("Angelica"), including all software technology, intellectual property and certain customer agreements, and excluding the assumption of liabilities. Angelica is a developer of WAP software products targeted for customers in Europe which are complementary to our MyPhone mobile internet portal software. Total consideration paid, including direct acquisition costs, aggregated $2.0 million. In addition, we also agreed to issue 16,000 shares of common stock with an aggregate value of approximately $1.7 million to employees of Angelica, subject to certain forfeiture conditions dependent on continued employment. The acquisition was accounted for as a purchase with the results of Angelica included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired in the amount of $2.0 million has been attributed to goodwill and is being amortized on a straight-line basis over 3 years. In connection with the acquisition, the Company recorded deferred stock-based compensation in the amount of $1.7 million, which is being amortized on an accelerated basis over the vesting period of 36 months, consistent with the method described in FASB Interpretation No. 28.

  On December 21, 1999, we signed a definitive agreement to acquire AtMotion Inc. ("AtMotion"), an emerging provider of Voice Portal technology. Our intention is to integrate AtMotion's technology to voice-enable both our MyPhone mobile portal and our UP.Link Server Suite. In connection with the acquisition, which was completed February 8, 2000, we agreed to a valuation for AtMotion of $286 million, to be associated with the issuance of up to approximately 2,348,000 shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of AtMotion, and the assumption of options and warrants. The stock-for-stock transaction will be accounted for using purchase accounting and is subject to customary closing conditions. Amortization of goodwill and other intangible assets is expected to significantly increase our net loss for the foreseeable future. We expect to incur significant additional expenses in developing, integrating and commercializing the acquired technology, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues and cannot be certain that our business model for the incorporation of the AtMotion technology will result in significant revenues or profitability.

  On February 8, 2000, we signed a definitive agreement to acquire Paragon Software Ltd ("Paragon"), a leading provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. We plan to extend the Paragon technology to WAP-based over-the-air synchronization to meet phone users needs for touch-of-a-button information management between the mobile phone, PC applications, and Internet information services, whether or not the phone users are on-line. In connection with the acquisition, Paragon's shareholders will receive approximately 3.6 million shares of Phone.com common stock, cash payments totaling $7.5 million, and we will assume outstanding stock options, with total consideration valued at approximately $500 million. The stock-for-stock transaction will be accounted for using purchase accounting and closing is anticipated to occur in the first calendar quarter of 2000. The acquisition is subject to customary closing conditions. Amortization of goodwill and other intangible assets is expected to significantly increase our net loss for the foreseeable future. We expect to incur significant additional expenses in developing, integrating and commercializing the acquired technology, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues and cannot be certain that our business model for the incorporation of the Paragon technology will result in significant revenues or profitability.

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

  Deferred revenue was $46.6 million as of December 31, 1999, comprised of $41.1 million in prepaid fees charged to wireless network operators and $5.5 million in prepaid maintenance and other service fees charged to wireless telephone manufacturers. Although deferred revenues increased from $38.4 million as of September 30, 1999, largely as a result of contractual billings of approximately $7.9 million attributable to DDI Corporation, we expect that deferred revenue will decline in the long term as network operators deploy services based on our products. Deferred revenues relating to prepayments by wireless network operators as of December 31, 1999 in the amount of approximately $17 million will be recognized over the next fifteen months. The remainder of deferred revenues relating to wireless network operators will generally be recognized over the next twelve to thirty months.

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

  International sales of products and services accounted for 67% and 61% of our total revenues for the quarters ended December 31, 1999 and 1998, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. In particular, a number of manufacturers have delayed commercial release of WAP-compliant wireless telephones, particularly affecting European and other markets based on the GSM standard. Risks inherent in our international business activities include:

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

RESULTS OF OPERATIONS

License Revenues

  License revenues increased from $64,000 for the three months ended December 31, 1998 to $7.7 million for the three months ended December 31, 1999, and increased from $266,000 for the six months ended December 31, 1998 to $12.9 million for the six months ended December 31, 1999. The increase in license revenues was primarily due to the recognition of revenues associated with the licensing of our products to AT&T Wireless Services and Sprint in the United States, DDI and IDO in Japan, Shinsegi Telecom in Korea, Cegetel/SFR in France and Omnitel in Italy.

Maintenance and Support Services Revenues

  Maintenance and support services revenues increased from $1.3 million for the three months ended December 31, 1998 to $3.0 million for the three months ended December 31, 1999, and increased from $2.3 million for the six months ended December 31, 1998 to $5.5 million for the six months ended December 31, 1999. The increase in maintenance and support services revenues was attributable primarily to increased demand for maintenance and engineering support services by an increased number of wireless telephone manufacturers, and to a lesser extent from increased maintenance and support services provided to wireless network operators.

Consulting Services Revenues

  Consulting services revenues increased from $426,000 for the three months ended December 31, 1998 to $2.1 million for the three months ended December 31, 1999, and increased from $587,000 for the six months ended December 31, 1998 to $2.9 million for the six months ended December 31, 1999. The quarter ended September 30, 1998 was the first period in which we recognized consulting services revenue. The increase in consulting services revenue was primarily due to the increased number of wireless network operators who have licensed our technology and engaged us to perform integration services relating to their commercial launches of our technology.

Cost of License Revenues

  Cost of license revenues consists primarily of third-party license and support fees. Cost of license revenues increased from $26,000 for the three months ended December 31, 1998 to $291,000 for the three months ended December 31, 1999, and increased from $88,000 for the six months ended December 31, 1998 to $519,000 for the six months ended December 31, 1999. The growth in cost of license revenues was attributable primarily to the increase in license revenues. As a percentage of license revenues, cost of license revenues for the three months ended December 31, 1998 and 1999 was 41% and 4%, respectively. Cost of license revenues as a percentage of license revenues for the six months ended December 31, 1998 and 1999 was 33% and 4%, respectively. The decrease as a percentage of license revenues was attributable primarily to higher license revenues for the three and six months ended December 31, 1999 and to the amortization of fixed maintenance fees relating to third party software licenses. We expect that cost of license revenues will vary as a percentage of license revenues from period to period.

Cost of Maintenance and Support Services Revenues

  Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to network operators, and engineering and support services to wireless telephone manufacturers. The engineering and support services performed for wireless telephone manufacturers includes assistance relating to integrating our UP.Browser software into the manufacturers' wireless telephones. Cost of maintenance and support services revenues increased from $676,000 for the three months ended December 31, 1998 to $2.7 million for the three months ended December 31, 1999, and from $1.1 million for the six months ended December 31, 1998 to $4.2 million for the six months ended December 31, 1999. As a percentage of maintenance and support service revenues, cost of maintenance and support services revenues for the three months ended December 31, 1998 and 1999 was 51% and 88%, respectively. Cost of maintenance and support services revenues as a percentage of the related revenues for the six months ended December 31, 1998 and 1999 was 48% and 77%, respectively. The margin decreases associated with the growth in cost of maintenance and support services revenues were attributable primarily to an increase in personnel dedicated to support a larger number of wireless telephone manufacturer customers and to increased staffing in anticipation of growth in the number of network operator customers. We anticipate that the cost of maintenance and support services revenues will increase in absolute dollars in future operating periods.

Cost of Consulting Services Revenues

  Cost of consulting services revenues consists of compensation and independent consultant costs for personnel engaged in our consulting services operations and related overhead. Cost of consulting services revenues increased from $77,000 for the three months ended December 31, 1998 to $1.2 million for the three months ended December 31, 1999, and increased from $135,000 for the six months ended December 31, 1998 to $1.7 million for the six months ended December 31, 1999. As a percentage of consulting services revenues, cost of consulting services revenues for the three months ended December 31, 1998 and 1999 was 18% and 58%, respectively. Cost of consulting services revenues as a percentage of the related revenues for the six months ended December 31, 1998 and 1999 was 23% and 60%, respectively. The decrease in margins reflects a higher mix of consulting services performed on a time and materials basis during the three- and six-month periods ended December 31, 1999. Gross profit on consulting services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the consulting assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of consulting services revenues will increase in absolute dollars as we continue to invest in the growth of our consulting services operations.

Research and Development Expenses

  Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 230% from $2.5 million, or 137% of revenues, for the three months ended December 31, 1998, to $8.2 million, or 64% of revenues, for the three months ended December 31, 1999. Research and development expenses increased 177% from $4.9 million, or 155% of revenues, for the six months ended December 31, 1998, to $13.7 million, or 64% of revenues, for the six months ended December 31, 1999. These increases were attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. In particular, we anticipate that research and development expenses will increase significantly due to product development efforts for the MyPhone service and the addition of research and development personnel in connection with the acquisitions of APiON, AtMotion and Paragon.

Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased 171% from $2.1 million, or 114% of revenues, for the three months ended December 31, 1998, to $5.6 million, or 44% of revenues, for the three months ended December 31, 1999. Sales and marketing expenses increased 172% from $3.9 million, or 122% of revenues, for the six months ended December 31, 1998, to $10.5 million, or 49% of revenues, for the six months ended December 31, 1999. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas. In addition, we expect that sales and marketing expenses will increase as a result of the addition of sales and marketing personnel in connection with the acquisitions of APiON, AtMotion and Paragon.

General and Administrative Expenses

  General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased 191% from $955,000, or 53% of revenues, for the three months ended December 31, 1998, to $2.8 million, or 22% of revenues, for the three months ended December 31, 1999. General and administrative expenses increased 188% from $1.6 million, or 51% of revenues, for the six months ended December 31, 1998, to $4.7 million, or 22% of revenues, for the six months ended December 31, 1999. These increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

Stock-Based Compensation

  Stock-based compensation expense totaled $255,000 and $1.5 million for the three months ended December 31, 1998 and 1999, respectively, and totaled $504,000 and $1.7 million for the six months ended December 31, 1998 and 1999, respectively. Some stock options granted and restricted stock sold during the fiscal years ended June 30, 1998 and June 30, 1999 have been deemed to be compensatory. Total deferred stock-based compensation associated with these equity arrangements amounted to $2.4 million related to stock options granted and restricted stock issued from October 1997 through March 1999. These amounts are being amortized over the respective vesting periods of these equity arrangements in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. The amortization of deferred stock-based compensation for these equity arrangements was $255,000 and $212,000 for the three months ended December 31, 1998 and 1999, respectively, and $504,000 and $424,000 for the six months ended December 31, 1998 and 1999, respectively. We expect amortization in the remainder of fiscal 2000 of approximately $272,000, and $375,000, $185,000 and $62,000 in the fiscal years ending June 30, 2001, 2002 and 2003, respectively, relating to the amortization of the deferred stock-based compensation associated with stock options granted and restricted stock issued from October 1997 through March 1999. In connection with our acquisition of APiON in October 1999, we recorded additional deferred stock-based compensation of approximately $5.1 million, which is being amortized over two years in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. For the three months ended December 31, 1999 we recognized stock-based compensation expense related to APiON in the amount of $637,000, and we expect amortization in the remainder of fiscal 2000 of approximately $1.9 million, and $2.1 million and $0.4 million in the fiscal years ending June 30, 2001 and 2002, respectively. In connection with our acquisition of Angelica in October 1999, we recorded additional deferred stock-based compensation of approximately $1.7 million, which is being amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. For the three months ended December 31, 1999 we recognized stock-based compensation expense related to Angelica in the amount of $204,000, and we expect amortization in the remainder of fiscal 2000 of approximately $0.6 million, and $0.7 million and $0.2 million in the fiscal years ending June 30, 2001 and 2002, respectively. In November 1999 a stock option award was made to a new employee at a price discounted from the then-current fair market value of our stock, giving rise to deferred stock-based compensation in the amount of $2.8 million, which is being amortized over four years in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. For the three months ended December 31, 1999 we recognized stock-based compensation expense related to this award in the amount of $455,000, and we expect amortization in the remainder of fiscal 2000 of approximately $0.8 million, and $0.9 million, $0.4 million and $0.2 million in the fiscal years ending June 30, 2001, 2002 and 2003, respectively.

Amortization of Goodwill and Intangible Assets

  Amortization of goodwill and intangible assets relating to our October 1999 acquisitions of APiON and Angelica aggregated $13.8 million for the three- and six-month periods ended December 31, 1999. In connection with the APiON acquisition, we recorded goodwill and other intangible assets of approximately $243.6 million which is being amortized on a straight-line basis over a three-year period. We also recorded an immediate expense of $110,000 relating to in-process research and development in connection with the APiON acquisition. In connection with the Angelica acquisition, we recorded goodwill of $2.0 million, which is being amortized on a straight-line basis over a three-year period. We anticipate that the amortization of goodwill and intangible assets will increase significantly due to the acquisitions of AtMotion, which was completed February 8, 2000, and Paragon, which is expected to close during the first calendar quarter of 2000.

Interest and Other Income, Net

  Net interest and other income is comprised primarily of interest earned on cash and cash equivalents and short-term investments, offset by interest expense related to obligations under capital leases and our equipment loan. Net interest and other income increased from $365,000 to $4.1 million for the three months ended December 31, 1998 and 1999, respectively, and increased from $780,000 to $5.6 million for the six months ended December 31, 1998 and 1999, respectively. The increases were due primarily to increased cash balances as a result of our secondary public offering in November 1999, our initial public offering in June 1999 and our private placement financing in March 1999.

Income Taxes

  Income tax expense was $-0- and $836,000 for the three months ended December 31, 1998 and 1999, respectively, and $-0- and $925,000 for the six months ended December 31, 1998 and 1999, respectively. Income tax expense for the three and six months ended December 31, 1999 consisted primarily of foreign withholding taxes.

Liquidity and Capital Resources

  Since inception, we have financed our operations through private sales of convertible preferred stock which totaled $66.0 million in aggregate net proceeds through March 31,

1999, through our initial public offering in June 1999 which generated net proceeds of $66.8 million, through our secondary public offering in November 1999 which generated net proceeds of approximately $390 million and through an equipment loan and a capitalized lease, which totaled $696,000 in principal amount outstanding at December 31, 1999. As of December 31, 1999, we had $505.5 million of cash, cash equivalents and short-term investments and working capital of $452.8 million.

  Net cash provided by operating activities was $19.7 million for the six months ended December 31, 1999. The net cash provided by operating activities for the six months ended December 31, 1999 was attributable primarily to a decrease in accounts receivable and increases in accrued liabilities and deferred revenue of $13.8 million, 6.2 million and $8.5 million, respectively, offset in part by the net loss of $24.9 million and after consideration of non-cash amortization expenses, principally relating to goodwill and other intangibles related to the acquisitions of APiON and Angelica.

  To date, we have had no write-offs of accounts receivable and we have not recorded any allowance for doubtful accounts.

  Net cash used for investing activities was $213.3 million for the six months ended December 31, 1999, primarily reflecting net purchases of short-term investments, and purchases of property and equipment.

  Net cash provided by financing activities was $390.8 million for the six months ended December 30, 1999, primarily reflecting the net proceeds from our secondary public offering in November 1999.

  As of December 30, 1999, our principal commitments consisted of obligations outstanding under operating leases, our equipment loan and capitalized lease obligations. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

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

Year 2000 Readiness Disclosure

  With the changeover to the year 2000, the Company did not experience any disruption to its operations, as a result of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize or process date-sensitive information. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. There can be no assurance that there will not be future complications arising from Year 2000 issues.

  The Company's program for addressing Year 2000 concerns included an assessment and evaluation of internal systems, which resulted in testing and remediation efforts for Year 2000 compliance. In addition, the Company evaluated its customers, vendors and service providers to determine the extent to which the Company was vulnerable to any failure by these third-party providers and to ascertain their readiness for the Year 2000.

  The total estimated cost of assessing Year 2000 issues is difficult to determine with accuracy, but total costs did not have a material adverse impact on the Company's operating results or financial condition. Although the Company believes that it has successfully addressed any significant disruption from Year 2000, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, as well as continue to monitor its suppliers and customers.

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

  . delays in developing and introducing new products and services;
  . changes in our pricing policies or those of our competitors or customers; . changes in our mix of domestic and international sales;
  . risks inherent in international operations;
  . changes in our mix of license, consulting and maintenance and support services revenues; and
  . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

  Our sales cycle, which is lengthy--typically between nine and twelve months-- contributes to fluctuations in our quarterly operating results. Many factors outside our control add to the lengthy education and customer approval process for our products. For example, many of our prospective customers have neither budgeted expenses for the provision of Internet-based services to wireless subscribers nor specifically dedicated personnel for the procurement and implementation of our products and services. Further, the emerging and evolving nature of the market for Internet-based services via wireless telephones may lead prospective customers to postpone their purchasing decisions.

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

We may be unable to successfully integrate AtMotion or Paragon into our business or achieve the expected benefits of the acquisitions.

  Our acquisition of AtMotion, which was completed in February 2000, and our prospective acquisition of Paragon, which we expect to complete in the first calendar quarter of 2000, will require integrating the products, business and operations of these companies with our company. We may not be able to successfully assimilate the personnel, operations and customers of these companies into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisitions, including product integration, marketing, product development, distribution and other operational synergies.

  The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain these companies' key employees.

Any future acquisitions of companies or technologies may result in disruptions to our business and/or the distraction of our management.

  To date we have completed acquisitions of three companies, APiON, Angelica Wireless and AtMotion, and expect to complete the acquisition of Paragon in the first calendar quarter of 2000. We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future acquisitions we will likely face the same risks as discussed above with respect to the integration of the businesses of AtMotion and Paragon. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

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

  From inception through December 31, 1999, 27% of our total cumulative revenues have come from fees paid to us by wireless telephone manufacturers that embed our browser in their wireless telephones. However, our future success depends on our ability to increase revenues from sales of our UP.Link Server Suite software and related services to new and existing network operator customers and on market acceptance of new products and services, including MyPhone, and we may not be able to achieve widespread adoption by these customers. This dependence is exacerbated by the relatively small number of network operators worldwide. To date, we currently have only a limited number of network operator customers that have implemented and deployed services based on our products. We cannot assure you that network operators will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

To date, we have relied on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

  To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of network operators and wireless telephone manufacturers. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues for each quarter for the foreseeable future. Any failure by us to capture a significant share of those customers could materially harm our business. For example, during the fiscal year ended June 30, 1998, AT&T Wireless Services and Matsushita Communication Industrial accounted for approximately 22% and 18%, respectively, of our total revenues. For the fiscal year ended June 30, 1999, AT&T Wireless Services accounted for approximately 17% of our total revenues, and DDI Corporation accounted for approximately 14% of our total revenues. For the six months ended December 31, 1999, DDI Corporation and AT&T Wireless Services accounted for 24% and 12%, respectively, of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

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

  In September 1999, we announced our MyPhone service, and we have not realized significant customer acceptance of the service. We offer MyPhone as an OEM service to enable network operators to create branded mobile Internet portals for their subscribers, and we do not currently intend to develop our own branded portal site. We have limited experience in developing mobile Internet portals, and we may not be successful in executing our business strategy for the MyPhone service. The success of MyPhone will depend on a number of factors, including the adoption of MyPhone by network operators, our ability to establish strong relationships with content and information service providers, our ability to provide compelling applications and services through MyPhone and the acceptance by wireless subscribers of the MyPhone service. Developing these capabilities and commercializing this service will require us to incur significant additional expenses, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service. Furthermore, our business model for MyPhone is new and evolving. Even if we are successful in executing this strategy, we cannot be certain that our business model for the MyPhone service will result in significant revenues or profitability.

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

  As we enter new markets and introduce new services, such as the MyPhone service, we will face additional competitors. In addition, a number of companies have introduced products and services relating to WAP applications that compete with our MyPhone service. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies.

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

  International sales of products and services accounted for 67% and 69% of our total revenues for the three and six month periods ended December 31, 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include business risks, economic and political risks, and legal risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

Uncorrected year 2000 problems could harm our business.

  Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not process the Year 2000 as a leap year and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

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

  Our executive officers and directors and their respective affiliates, currently own a significant portion of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable.

Item 2.    Changes in Securities and Use of Proceeds.

   In June 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-75219) was declared effective by the Securities and Exchange Commission, pursuant to which 9,200,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $8.00 per share, generating gross offering proceeds of $73.6 million. The managing underwriters were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and U.S. Bancorp Piper Jaffray Inc. After deducting approximately $5.2 million in underwriting discounts and $1.4 million in other related expenses, the net proceeds of the offering were approximately $67 million.

  In November 1999, in connection with the Company's secondary public offering, a Registration Statement on Form S-1 (No. 333-89879) was declared effective by the Securities and Exchange Commission, pursuant to which 3,041,500 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $135.00 per share, generating gross offering proceeds of $410,602,500. The managing underwriters were Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Hambrecht & Quist, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc., and Bank of America Securities LLC. After deducting approximately $19.2 million in underwriting discounts and $974,000 in other related expenses, the net proceeds of the offering were approximately $390 million.

The Company has not yet used the funds from the initial or secondary public offerings, and the net proceeds have been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

  On December 17, 1999 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders approved the following matters by the following votes:

1.   Election of the following directors of the Company

Nominees                          For             Against      Abstentions     Broker Nonvotes
--------                          --              -------      -----------     ---------------
Alain Rossmann                 41,233,164             0          30,846                 0

Charles Parrish                41,209,280             0          54,370                 0

Roger Evans                    41,233,164             0          30,846                 0

Reed Hundt                     41,209,280             0          54,370                 0

David Kronfeld                 41,233,164             0          30,846                 0

Andrew Verhalen                41,233,164             0          30,846                 0

2. Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000.

                                       For            Against       Abstentions      Broker Nonvotes
                                       ---            -------       -----------      ---------------
                                   41,054,534         145,102         64,014               0

3. Ratification of appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

                                       For            Against       Abstentions      Broker Nonvotes
                                       ---            -------       -----------      ---------------
                                    41,003,110        220,384          40,156               0

Item 5.    Other Information - Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Exhibits

                   Ex-27.1  Financial Data Schedule

           (b)     Reports on Form 8-K

                   None

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




Date:  February 14, 2000