Form 10-Q
period 2000-03-31
PHONE COM INC
filed 2000-05-15
CIK 1082506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                                Yes  X  No [_]



     As of April 30, 2000, there were 78,711,840 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements.


                Condensed consolidated balance sheets at March 31, 2000 and June 30, 1999

                Condensed consolidated statements of operations for the three and nine month periods ended March 31, 2000 and 1999

                Condensed consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999

                Notes to condensed consolidated financial statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings

     Item 2.    Changes in Securities and Use of Proceeds

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                       PHONE.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                     March 31,          June 30,
                                                                       2000              1999
                                                                   ------------       -----------
                            Assets
Current assets:
     Cash and cash equivalents.................................... $   123,782        $     79,803
     Short-term investments.......................................     373,157              33,283
     Accounts receivable..........................................      33,061              20,474
     Prepaid expenses and other current assets....................       4,888                 865
                                                                   -----------        ------------
              Total current assets................................     534,888             134,425

Property and equipment, net.......................................      17,172               3,014
Deposits and other assets.........................................       3,153               1,494
Goodwill and intangible assets, net...............................     934,126                  --
                                                                   -----------        ------------

                                                                   $ 1,489,339        $    138,933
                                                                   ===========        ============
             Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of equipment loans
        and capital lease obligations............................. $     1,014        $        424
     Accounts payable.............................................       4,259               1,749
     Accrued liabilities - acquisition related ...................      30,764                  --
     Other accrued liabilities....................................      23,101               7,173
     Deferred revenue.............................................      62,993              36,797
                                                                   -----------        ------------

              Total current liabilities...........................     122,131              46,143

Equipment loans and capital lease obligations,
   less current portion...........................................       1,766                 498
                                                                   -----------        ------------

              Total liabilities...................................     123,897              46,641
                                                                   -----------        ------------

Stockholders' equity:
     Common stock.................................................          75                  62
     Additional paid-in capital...................................   1,515,199             136,178
     Deferred stock-based compensation............................      (7,322)             (1,318)
     Treasury stock...............................................        (196)               (196)
     Notes receivable from stockholders...........................        (837)               (484)
     Accumulated deficit..........................................    (141,477)            (41,950)
                                                                   -----------        ------------

              Total stockholders' equity..........................   1,365,442              92,292
                                                                   -----------        ------------

                                                                   $ 1,489,339        $    138,933
                                                                   ===========        ============

     See accompanying notes to the condensed consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                         Three Months Ended               Nine Months Ended
                                                             March 31,                        March 31,
                                                  --------------------------------  -------------------------------
                                                       2000             1999             2000            1999
                                                  ---------------  ---------------  --------------   --------------
Revenues:
     License....................................     $11,833      $     1,264       $   24,751       $   1,530
     Maintenance and support services...........       3,939            1,454            9,448           3,786
     Consulting services........................       2,889              814            5,791           1,401
                                                  ----------      -----------       ----------       ---------
           Total revenues.......................      18,661            3,532           39,990           6,717
                                                  ----------      -----------       ----------       ---------
Cost of revenues:
     License....................................         567               84            1,086             172
     Maintenance and support services...........       2,613              767            6,862           1,876
     Consulting services........................       1,689              511            3,433             646
                                                  ----------      -----------       ----------       ---------
           Total cost of revenues...............       4,869            1,362           11,381           2,694
                                                  ----------      -----------       ----------       ---------
           Gross profit.........................      13,792            2,170           28,609           4,023
                                                  ----------      -----------       ----------       ---------
Operating expenses:
     Research and development...................      11,351            3,468           25,051           8,406
     Sales and marketing........................      11,418            2,629           21,958           6,504
     General and administrative.................       3,400            1,092            8,113           2,731
     Stock-based compensation...................       1,861              280            3,581             784
     Amortization of goodwill and
        Intangible assets.......................      49,297               --           62,939              --
     In-process research and development........      18,080               --           18,190              --
                                                  ----------      -----------       ----------       ---------
           Total operating expenses.............      95,407            7,469          139,832          18,425
                                                  ----------      -----------       ----------       ---------
           Operating loss.......................     (81,615)          (5,299)        (111,223)        (14,402)

Interest and other income, net..................       7,199              359           12,791           1,139
                                                  ----------      -----------       ----------       ---------
           Loss before income taxes.............     (74,416)          (4,940)         (98,432)        (13,263)

Income taxes....................................         170              710            1,095             710
                                                  ----------      -----------       ----------       ---------
           Net loss.............................    ($74,586)         ($5,650)        ($99,527)       ($13,973)
                                                  ==========      ===========       ==========       =========

Basic and diluted net loss per share............      ($1.05)          ($0.50)          ($1.51)         ($1.24)
                                                  ==========      ===========       ==========       =========
Shares used in computing basic and
     diluted net loss per share.................      71,003           11,398           66,051          11,236
                                                  ==========      ===========       ==========       =========


  See accompanying notes to the condensed consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                                 ---------------------------------
                                                                                      2000              1999
                                                                                 ---------------    --------------
Cash flows from operating activities:
     Net loss................................................................         ($99,527)         ($13,973)
     Adjustments to reconcile net loss to net cash
       (used for) provided by operating activities:
          Depreciation and amortization......................................           65,960               699
          Amortization of deferred stock-based compensation..................            3,581               784
          In-process research and development................................           18,190                --
          Changes in operating assets and liabilities:
              Accounts receivable............................................           (7,543)           (2,737)
              Prepaid expenses and other assets..............................           (3,571)             (698)
              Accounts payable...............................................             (407)              153
              Accrued liabilities............................................           10,567             2,980
              Deferred revenue...............................................           24,181            11,746
                                                                                 -------------     -------------
                Net cash provided by (used for) operating
                   activities................................................           11,431            (1,046)
                                                                                 -------------     -------------
Cash flows from investing activities:
     Purchases of property and equipment, net................................          (13,050)           (1,073)
     Businesses acquired, net of cash received...............................           (8,908)               --
     Purchases of short-term investments.....................................         (459,384)          (30,735)
     Proceeds from sales and maturities
        Of short-term investments............................................          119,510            23,921
                                                                                 -------------     -------------
                Net cash used for investing activities.......................         (361,832)           (7,887)
                                                                                 -------------     -------------
Cash flows from financing activities:
     Issuance of common stock................................................          394,804                83
     Net proceeds from sale of convertible preferred stock...................               --            16,700
     Repayment of notes receivable from stockholders.........................               --                11
     Repayment of equipment loans and capital lease
        Obligations..........................................................             (424)             (308)
                                                                                 -------------     -------------

                Net cash provided by financing activities....................          394,380            16,486
                                                                                 -------------     -------------
Net increase in cash and cash equivalents....................................           43,979             7,553
Cash and cash equivalents at beginning of period.............................           79,803            12,677
                                                                                 -------------     -------------
Cash and cash equivalents at end of period...................................    $     123,782     $      20,230
                                                                                 =============     =============

Supplemental disclosures of cash flow information:
     Acquisition-related accrued liabilities.................................    $      30,764     $          --
                                                                                 =============     =============
     Common stock issued to officers and employees for
        Notes receivable.....................................................    $          --     $         223
                                                                                 =============     =============
     Deferred stock-based compensation.......................................    $       9,585     $         543
                                                                                 =============     =============
     Common stock issued and options assumed in acquisitions.................    $     974,645     $          --
                                                                                 =============     =============

  See accompanying notes to the condensed consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000


NOTE 1 - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the three and nine month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1999 and 1998 and for each of the years in the three-year period ended June 30, 1999, including notes thereto, included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

   The Company licenses its UP.Link Server Suite and related server-based software products to network operators through its direct sales force and indirectly through its channel partners. The Company's license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses can be purchased under a perpetual license model either on an as-deployed basis or on a prepaid basis, or alternatively under a quarterly time-based license model under which no perpetual license is acquired. For licenses purchased on an as-deployed basis, license revenue is generally recognized quarterly as subscribers are activated to use the services that are based on the Company's UP.Link Server Suite and related server-based software products. For licenses purchased on a prepaid basis, prepaid license fees are recognized under either subscription accounting due to the Company's commitment to provide standards-compliant products for each license covered by the prepaid arrangement or ratably over the period that maintenance and support services are expected to be provided. For customers that license the Company's products under the quarterly time-based license model, revenues are recognized over the respective quarterly term based on the number of the customer's subscribers using the services that are based on the Company's products. Subscriptions are recognized ratably over the contractual term of the prepaid arrangement (i.e., the date the prepaid licenses expire if not used), generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. The Company recognizes its other prepaid licenses, including the related maintenance and support services provided to network operators, ratably over the lesser of the estimated life of the software or the contractual term of the arrangement, generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. Revenues from consulting services provided to network operators are recognized as the services are performed.

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

                                                    Three and Nine Months Ended
                                                             March 31,
                                                  --------------------------------
                                                       2000             1999
                                                  ---------------  ---------------
     Shares issuable under stock options                 11,075          6,642
     Shares of restricted stock subject
        to repurchase..................                     465          1,094
     Shares issuable pursuant to
        warrants to purchase common stock                    18             62
     Shares of convertible preferred
        stock on an "as if converted"
        basis..........................                       -         40,348

   The weighted-average exercise price of stock options outstanding was $29.77 and $0.94 as of March 31, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.91 and $0.24 as of March 31, 2000 and 1999, respectively. The weighted-average exercise price of outstanding warrants was $8.92 and $1.91 as of March 31, 2000 and 1999, respectively. In June 1999, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering.

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

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

   In March 2000, the EITF published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which outlines the accounting criteria for costs related to the development of web sites. The Company will be required to adopt EITF Issue No. 00-2 in fiscal quarters beginning after June 30, 2000. The Company is in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on its consolidated financial position or results of operations.

   In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 outlines the accounting criteria for hosting arrangements. The Company does not expect the adoption of EITF Issue No. 00-3 to have material effect on its consolidated financial position or results of operations.

   In March 2000, The FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.
25. This Interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. The Company does not expect the adoption of Interpretation No. 44 to have a material effect on its consolidated financial position or results of operations.

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

                                                         Three Months Ended               Nine Months Ended
                                                             March 31,                        March 31,
                                                  --------------------------------  -------------------------------
                                                       2000             1999             2000            1999
                                                  ---------------  ---------------   --------------  --------------
      Revenue:
           UP.Link Server Suite and
            related server-based
            products.....................         $        12,439  $         1,424   $       26,360  $        2,382
           UP.Browser....................                   3,346            1,294            7,852           2,934
           Consulting services...........                   2,876              814            5,778           1,401
                                                  ---------------  ---------------   --------------  --------------
               Total revenues............         $        18,661  $         3,532   $       39,990  $        6,717
                                                  ===============  ===============   ==============  ==============

   The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                             March 31,                        March 31,
                                                  --------------------------------  -------------------------------
                                                       2000             1999             2000            1999
                                                  ---------------  ---------------   --------------  --------------
      Revenue:
           North America.................         $         5,190  $         1,355   $       11,904  $        2,425
           Europe........................                   4,253            1,069            8,777           2,221
           Asia Pacific..................                   9,218            1,108           19,309           2,071
                                                  ---------------  ---------------   --------------  --------------
               Total revenues............         $        18,661  $         3,532   $       39,990  $        6,717
                                                  ===============  ===============   ==============  ==============

   Significant customer information is as follows:

                                         % of Total Revenue                            % of Total
                       --------------------------------------------------------         Accounts
                           Three Months Ended            Nine Months Ended             Receivable
                               March 31,                     March 31,             -------------------
                       ---------------------------   --------------------------        March 31,
                          2000           1999           2000           1999               2000
                       ------------   ------------   ------------   -----------    -------------------
Customer A                       2%            22%              7%          14%                     2%
Customer B                      24%             1%             25%           1%                     3%
Customer C                       1%            10%              1%          13%                     -
Customer D                       -             15%              4%          11%                     -

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

  On February 8, 2000, the Company acquired all of the outstanding common and redeemable convertible preferred stock of AtMotion, Inc. ("AtMotion"), in exchange for 2,280,287 shares of its common stock. The Company also assumed all of the outstanding options and warrants of AtMotion. At the time of the acquisition, 12.1% of the shares issued by the Company were placed in escrow. Most of the escrow shares will remain in escrow for a period of at least one year from the date of the acquisition and will be released upon the occurrence of certain events. AtMotion is a provider of Voice Portal technology. Total consideration given aggregated approximately $287.2 million. The acquisition was accounted for as a purchase with the results of AtMotion included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately the entire purchase price of $286.6 million, with $243.4 million attributable to goodwill, $42.5 million attributable to developed technology and $655,000 attributable to assembled workforce. The intangible assets are being amortized on a straight-line basis over an estimated life of 3 years.

  On March 4, 2000, the Company acquired all of the outstanding common and preferred stock of Paragon Software (Holdings) Limited, a private limited company incorporated in England and Wales, in exchange for 3,015,015 shares of Phone.com common stock and assumed all of the outstanding options of Paragon for up to 397,672 shares of Phone.com common stock. Paragon is a provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. Total consideration given aggregated approximately $453.7 million in Company common stock as well as a cash payment at closing of $3.6 million. An additional $17 million will be paid within one year, payable in approximately 142,950 common shares of the Phone.com common stock at the election of the shareholder or in cash with the consent of Phone.com as well as additional cash payments of $3.9 million to be allocated among certain employees of Paragon. There were also transaction costs in connection with the purchase of approximately $11.6 million. The acquisition was accounted for as a purchase with the results of Paragon included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to $483.0 million, with $454.5 million attributable to goodwill, $18.1 million attributable to in-process research and development, $7.2 million attributable to developed technology, $2.3 million attributable to non-compete agreements and $980,000 attributable to assembled workforce. The in-process research and development has been expensed on the acquisition date, and the intangible assets are being amortized on a straight-line basis over and estimated life of 3 years.

   The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and nine month periods ended March 31, 2000 and 1999 assuming APiON, Angelica, AtMotion and Paragon had been acquired on July 1, 1998 (in thousands, except per share data):

                                                         Three Months Ended               Nine Months Ended
                                                             March 31,                        March 31,
                                                  --------------------------------  -------------------------------
                                                       2000             1999             2000            1999
                                                  ---------------  ---------------   --------------  --------------
     Revenues............................               $19,032           $4,396           $42,444          $8,127
     Net loss............................              ($91,871)        ($93,487)        ($281,158)      ($275,540)
     Basic and diluted net loss per share                ($1.24)          ($4.89)           ($3.92)        ($14.55)
     Shares used in pro forma per share
        computation......................                74,258           19,102            71,707          18,940

   On February 14, 2000, the Company signed a definitive agreement to acquire Onebox.com, Inc. ("Onebox"), a communications application service provider. In connection with the acquisition, which was completed on April 14, 2000, the Company agreed to a valuation for Onebox of approximately $800 million, to be associated with the issuance of approximately 6.5 million shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of Onebox, and the assumption of options and warrants. The Company expects to incur approximately $20 million for transaction costs relating to the acquisition. The stock-for-stock transaction will be accounted for using purchase accounting.

Note 8 - Subsequent Events

   On May 3, 2000, the Company's Board of Directors approved the 2000 Non-Executive Stock Option Plan (the "Plan") reserving up to 2,000,000 shares of the Company's common stock for issuance upon the exercise of nonstatutory stock options at a price no less than 85% of the fair market value of the Company's common stock on the date of the grant.

   In April 2000, the Company filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging, and seeking a court order declaring, that U.S. Patent No. 5,327,529, assigned to Geoworks is not infringed by the Company and that the patent is also invalid and unenforceable. The Company took this action in response to Geoworks' attempt to require industry participants to obtain licenses under the Geoworks patent. We cannot assure you that Geoworks will not bring an action against us claiming infringement by us of the Geoworks patent. While we intend to pursue our position vigorously, the outcome of any litigation is uncertain, and we may not prevail. Should we be found to infringe the Geoworks patent, we may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If we were unable to obtain a license on commercially reasonable terms, we may not be able to proceed with development and sale of some of our products.

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

Overview

   We were incorporated in December 1994 and, from inception until June 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1995, we developed our initial technology, which enables the delivery of Internet-based services to wireless telephones. In 1996, we introduced and deployed our first products based on this technology. We first recognized license revenues in August 1996, and generated license revenues of approximately $80,000, $522,000 and $5.2 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively, and $24.8 million for the nine months ended March 31, 2000. We incurred net losses of approximately $99.5 million for the nine months ended March 31, 2000 and $8.0 million, $10.6 million and $20.8 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively.
 As of March 31, 2000, we had an accumulated deficit of approximately $141.5 million.

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

   We generate revenues from licenses, maintenance and support services and consulting services. We receive license revenues primarily from licensing our UP.Link Server Suite and related server-based software products directly to network operators and indirectly through value-added resellers. Maintenance and support services revenues also include engineering and support services provided to wireless telephone manufacturers. Consulting services revenues are derived from consulting services provided to network operator customers either directly by us or indirectly through resellers.

   In September 1999, we introduced MyPhone, our mobile Internet portal platform. We continue to expect to incur significant additional expenses in developing and commercializing our MyPhone wireless Internet portal framework software and our related communications applications as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service and cannot be certain that our business model for the MyPhone service will result in sufficient revenues to achieve profitability.

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

   On February 8, 2000, we acquired AtMotion Inc. ("AtMotion"), an emerging provider of Voice Portal technology. Our intention is to integrate AtMotion's technology to voice-enable both our MyPhone mobile portal and our UP.Link Server Suite. In connection with the acquisition, we acquired all of the outstanding common and redeemable convertible preferred stock of AtMotion in exchange for 2,280,287 common shares. We also assumed all of the outstanding options and warrants of AtMotion. Total consideration given aggregated approximately $287.2 million. The stock-for-stock transaction was accounted for using purchase accounting. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $286.6 million, with $243.4 million attributable to goodwill, $42.5 million attributable to developed technology and $655,000 attributable to assembled workforce. The intangible assets are being amortized on a straight-line basis over an estimated useful life of 3 years. Amortization of goodwill and other intangible assets is expected to significantly increase our net loss for the foreseeable future. We expect to incur significant additional expenses in developing, integrating and commercializing the acquired technology, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues and cannot be certain that our business model for the incorporation of the AtMotion technology will result in significant revenues or profitability.

   On March 4, 2000, we acquired Paragon Software Ltd ("Paragon"), a leading provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. We plan to extend the Paragon technology to WAP-based over-the-air synchronization to meet phone users needs for simpler synchronization of information between the mobile phone, PC applications, and Internet information services, whether or not the phone users are on-line.

   In connection with the acquisition, we acquired all of the outstanding common and preferred stock of Paragon in exchange for 3,015,015 shares of Phone.com common stock and assumed all of the outstanding options of Paragon for up to 397,672 shares of Phone.com common stock. Total consideration given aggregated approximately $453.7 million in Company common stock as well as a cash payment of $3.6 million. An additional $17 million will be paid within one year, payable in approximately 142,950 common shares of the Phone.com common stock at the election of the shareholder or in cash with the consent of Phone.com as well as additional cash payments of $3.9 million to be allocated among certain employees of Paragon. There were also transaction costs in connection with the purchase of approximately $11.6 million. The acquisition was accounted for as a purchase with the results of Paragon included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to $483.0 million, with $454.5 million attributable to goodwill, $18.1 million attributable to in-process research and development, $7.2 million attributable to developed technology, $2.3 million attributable to non-compete agreements and $980,000 attributable to assembled workforce. The in-process research and development has been expensed on the acquisition date since the in-process technology has not yet reached technological feasibility and had no alternative future uses. The goodwill and the intangible assets are being amortized on a straight-line basis over an estimated life of 3 years. Amortization of goodwill and other intangible assets is expected to significantly increase our net loss for the foreseeable future. We expect to incur significant additional expenses in developing, integrating and commercializing the acquired technology, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues and cannot be certain that our business model from the incorporation of the Paragon technology will result in significant revenues or profitability.

   The in-process research and development expensed in our acquisition of Paragon represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development project. At the time of the acquisition, the project was considered to be 40% complete. The estimated fair value of the in-process research and development was arrived at by an independent valuation which forecasted total in-process project revenues expected from sales of the first generation of the in-process product and removed 9% of those revenues to account for core technology to be leveraged by the in-process product to arrive at net total in-process project revenues. Net total in-process project revenues were then reduced by 60% for the incomplete portion of the product to arrive at net in-process revenues. Net in-process revenues were then adjusted by deducting operating expenses, cash flow adjustments and other items to arrive at forecasted net returns based on the completed portion of the in-process technology. The net returns thus arrived at were then discounted to a present value at a discount rate of 25%. We expect to complete development of this project during fiscal 2001, at a total cost to complete of approximately $395,000. Though the Company currently expects that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of this product will be achieved. Furthermore, future industry developments, changes in other product offerings or other developments may cause the Company to alter or abandon these plans.

   On February 14, 2000, we entered into a definitive agreement to acquire Onebox.com, Inc. ("Onebox"), a communications application service provider offering users unified email, voicemail, fax, and wireless-enabled communication applications. In connection with the acquisition, which was completed April 14, 2000, we agreed to the issuance of up to approximately 6.5 million shares of the Company's common stock associated with a value of approximately $800 million in exchange for all of the outstanding common stock and preferred stock of Onebox, and the assumption of options and warrants. We expect to incur approximately $20 million for transaction costs relating to the acquisition.
The stock-for-stock transaction will be accounted for using purchase accounting and is subject to customary closing conditions. Amortization of goodwill and other intangible assets is expected to significantly increase our net loss for the forseeable future. We expect to incur significant additional expenses in developing, integrating and commercializing the acquired technology, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues and cannot be certain that our business model for the incorporation of the Onebox technology will result in significant revenues or profitability.

   Our future success depends on our ability to increase revenues from sales of products and services to new and existing network operator customers. If the market for Internet-based services via wireless telephones develops more slowly than expected, then our business would be materially and adversely affected. In addition, because there is a relatively small number of network operators worldwide, any failure to sell our products to network operator customers successfully could result in a shortfall in revenues that could not be readily offset by other revenue sources.

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

   Effective July, 1 1998, the Company adopted SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

   The Company licenses its UP.Link Server Suite and related server-based software products to network operators through its direct sales force and indirectly through its channel partners. The Company's license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses can be purchased under a perpetual license model either on an as-deployed basis or on a prepaid basis, or alternatively under a quarterly time-based license model under which no perpetual license is acquired. For licenses purchased on an as-deployed basis, license revenue is generally recognized quarterly as subscribers are activated to use the services that are based on the Company's UP.Link Server Suite and related server-based software products. For license purchased on a prepaid basis, prepaid license fees are recognized under either subscription accounting due to the Company's commitment to provide standards-compliant products for each license covered by the prepaid arrangement or ratably over the period that maintenance and support services are expected to be provided. For customers that license the Company's products under the quarterly time-based license model, revenues are recognized over the respective quarterly term based on the number of the customer's subscribers using the services that are based on the Company's products. Subscriptions are recognized ratably over the contractual term of the prepaid arrangement ( i.e. the date the prepaid license expire if not used), generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. The Company recognizes its other prepaid licenses, including the related maintenance and support services provided to network operators, ratably over the lesser of the estimated life of the software or the contractual term of the arrangement, generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. Revenues from consulting services provided to network operators are recognized as the services are performed.

   The Company recognizes revenues from UP.Browser agreements with wireless telephone manufacturing ratably over the period during which the services are performed, generally one year. The Company provides its wireless telephone manufacturer customers with support associated with their efforts to port its UP Browser software to their wireless telephones, software error corrections, and new releases as they become commercially available.

   Deferred revenue was $63.0 million as of March 31, 2000, comprised of $57.1 million in prepaid fees charged to wireless network operators and $5.9 million in prepaid maintenance and other service fees charged to wireless telephone manufacturers. Although deferred revenues increased from $46.6 million as of December 31, 1999, we expect that deferred revenue will decline in the long term as network operators deploy services based on our products. Deferred revenues relating to prepayments by wireless network operators as of March 31, 2000 in the amount of approximately $39 million will be recognized over the next fifteen months. The remainder of deferred revenues relating to wireless network operators will generally be recognized over the next twelve to thirty months.

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

   International sales of products and services accounted for 72% and 62% of our total revenues for the quarters ended March 31, 2000 and 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include:

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

RESULTS OF OPERATIONS

License Revenues

   License revenues increased from $1.3 million for the three months ended March 31, 1999 to $11.8 million for the three months ended March 31, 2000, and increased from $1.5 million for the nine months ended March 31, 1999 to $24.8 million for the nine months ended March 31, 2000. The increase in license revenues was primarily due to the recognition of revenues associated with the licensing of our products to AT&T Wireless Services and Sprint in the United States, DDI and IDO in Japan, Shinsegi Telecom in Korea, Cegetel/SFR in France and other recently licensed network operators in Europe, Korea and Hong Kong.

Maintenance and Support Services Revenues

   Maintenance and support services revenues increased from $1.5 million for the three months ended March 31, 1999 to $3.9 million for the three months ended March 31, 2000, and increased from $3.8 million for the nine months ended March 31, 1999 to $9.4 million for the nine months ended March 31, 2000. The increase in maintenance and support services revenues was attributable primarily to increased demand for maintenance and engineering support services by an increased number of wireless telephone manufacturers, and to a lesser extent from increased maintenance and support services provided to wireless network operators.

Consulting Services Revenues

   Consulting services revenues increased from $814,000 for the three months ended March 31, 1999 to $2.9 million for the three months ended March 31, 2000, and increased from $1.4 million for the nine months ended March 31, 1999 to $5.8 million for the nine months ended March 31, 2000. The increase in consulting services revenues was primarily due to the increased number of wireless network operators who have licensed our technology and engaged us to perform integration services relating to their commercial launches of our technology.

Cost of License Revenues

   Cost of license revenues consists primarily of third-party license and support fees. Cost of license revenues increased from $84,000 for the three months ended March 31, 1999 to $567,000 for the three months ended March 31, 2000, and increased from $172,000 for the nine months ended March 31, 1999 to $1.1 million for the nine months ended March 31, 2000. The growth in cost of license revenues was attributable primarily to the increase in license revenues. As a percentage of license revenues, cost of license revenues for the three months ended March 31, 1999 and 2000 was 7% and 5%, respectively. Cost of license revenues as a percentage of license revenues for the nine months ended March 31, 1999 and 2000 was 11% and 4%, respectively. The decrease as a percentage of license revenues was attributable primarily to higher license revenues for the three and nine months ended March 31, 2000 and to the amortization of fixed maintenance fees relating to third party software licenses. We expect that cost of license revenues will increase as a percentage of license revenues stemming from the acquisition of Onebox and the inclusion of its costs associated with the operation of its data center in cost of license revenues.

Cost of Maintenance and Support Services Revenues

   Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to network operators, and engineering and support services to wireless telephone manufacturers. The engineering and support services performed for wireless telephone manufacturers includes assistance relating to integrating our UP.Browser software into the manufacturers' wireless telephones. Cost of maintenance and support services revenues increased from $767,000 for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000, and from $1.9 million for the nine months ended March 31, 1999 to $6.9 million for the nine months ended March 31, 2000. As a percentage of maintenance and support service revenues, cost of maintenance and support services revenues for the three months ended March 31, 1999 and 2000 was 53% and 66%, respectively. Cost of maintenance and support services revenues as a percentage of the related revenues for the nine months ended March 31, 1999 and 2000 was 50% and 73%, respectively. The margin decreases associated with the growth in cost of maintenance and support services revenues were attributable primarily to an increase in personnel dedicated to support a larger number of wireless telephone manufacturer customers and to increased staffing in anticipation of growth in the number of network operator customers. We anticipate that the cost of maintenance and support services revenues will increase in absolute dollars in future operating periods.

Cost of Consulting Services Revenues

   Cost of consulting services revenues consists of compensation and independent consultant costs for personnel engaged in our consulting services operations and related overhead. Cost of consulting services revenues increased from $511,000 for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000, and increased from $646,000 for the nine months ended March 31, 1999 to $3.4 million for the nine months ended March 31, 2000. As a percentage of consulting services revenues, cost of consulting services revenues for the three months ended March 31, 1999 and 2000 was 63% and 58%, respectively. Cost of consulting services revenues as a percentage of the related revenues for the nine months ended March 31, 1999 and 2000 was 46% and 59%, respectively. For the comparative three-months periods, the increase in margins reflects a higher mix of consulting services performed on a time and materials basis, while the decrease in margins for the comparative nine-month periods reflects a higher mix of consulting services under fixed contractual arrangements. Gross profit on consulting services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the consulting assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of consulting services revenues will increase in absolute dollars as we continue to invest in the growth of our consulting services operations.

Research and Development Expenses

   Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 227% from $3.5 million, or 98% of revenues, for the three months ended March 31, 1999, to $11.4 million, or 61% of revenues, for the three months ended March 31, 2000. Research and development expenses increased 198% from $8.4 million, or 125% of revenues, for the nine months ended March 31, 1999, to $25.1 million, or 63% of revenues, for the nine months ended March 31, 2000. These increases were attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. In particular, we anticipate that research and development expenses will increase significantly due to product development efforts for the MyPhone service and the addition of research and development personnel in connection with the acquisitions of APiON, AtMotion, Paragon and Onebox.

Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased 334% from $2.6 million, or 74% of revenues, for the three months ended March 31, 1999, to $11.4 million, or 61% of revenues, for the three months ended March 31, 2000. Sales and marketing expenses increased 238% from $6.5 million, or 97% of revenues, for the nine months ended March 31, 1999, to $22.0 million, or 55% of revenues, for the nine months ended March 31, 2000. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas. In addition, we expect that sales and marketing expenses will increase as a result of the addition of sales and marketing personnel in connection with the acquisitions of APiON, AtMotion, Paragon and Onebox.

General and Administrative Expenses

   General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased 211% from $1.1 million, or 31% of revenues, for the three months ended March 31, 1999, to $3.4 million, or 18% of revenues, for the three months ended March 31, 2000. General and administrative expenses increased 197% from $2.7 million, or 41% of revenues, for the nine months ended March 31, 1999, to $8.1 million, or 20% of revenues, for the nine months ended March 31, 2000. These increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

Stock-Based Compensation

   Stock-based compensation expense totaled $280,000 and $1.9 million for the three months ended March 31, 1999 and 2000, respectively, and totaled $784,000 and $3.6 million for the nine months ended March 31, 1999 and 2000, respectively. Some stock options granted and restricted stock sold during the fiscal years ended June 30, 1998 and June 30, 1999 have been deemed to be compensatory. Total deferred stock-based compensation associated with these equity arrangements amounted to $2.4 million related to stock options granted and restricted stock issued from October 1997 through March 2000. These amounts are being amortized over the respective vesting periods of these equity arrangements in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. The amortization of deferred stock-based compensation for these equity arrangements was $280,000 and $138,000 for the three months ended March 31, 1999 and 2000, respectively, and

$784,000 and $562,000 for the nine months ended March 31, 1999 and 2000, respectively. We expect amortization in the remainder of fiscal 2000 of approximately $0.1 million and $0.4 million, $0.2 million and $0.1 million in the fiscal years ending June 30, 2001, 2002 and 2003, respectively, relating to the amortization of the deferred stock-based compensation associated with stock options granted and restricted stock issued from October 1997 through March 2000. In connection with our acquisition of APiON in October 1999, we recorded additional deferred stock-based compensation of approximately $5.1 million, which is being amortized over two years in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. For the three and nine months ended March 31, 2000, we recognized stock-based compensation expense related to APiON in the amount of $955,000 and $1.6 million, respectively, and we expect amortization in the remainder of fiscal 2000 of approximately $1.0 million, and $2.1 million and $0.4 million in the fiscal years ending June 30, 2001 and 2002, respectively. In connection with our acquisition of Angelica in October 1999, we recorded additional deferred stock-based compensation of approximately $1.7 million, which is being amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No.
28. For the three months and nine months ended March 31, 2000, we recognized stock-based compensation expense related to Angelica in the amount of $307,000 and $511,000, respectively, and we expect amortization in the remainder of fiscal 2000 of approximately $0.3 million, and $0.7 million and $0.2 million in the fiscal years ending June 30, 2001 and 2002, respectively. In November 1999 a stock option award was made to a new employee at a price discounted from the then-current fair market value of our stock, giving rise to deferred stock-based compensation in the amount of $2.8 million, which is being amortized over four years in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. For the three and nine months ended March 31, 2000 we recognized stock-based compensation expense related to this award in the amount of $457,000 and $912,000, respectively, and we expect amortization in the remainder of fiscal 2000 of approximately $0.3 million, and $0.9 million, $0.4 million and $0.2 million in the fiscal years ending
June 30, 2001, 2002 and 2003, respectively.

Amortization of Goodwill and Intangible Assets and In-Process Research and Development

   Amortization of goodwill and intangible assets relating to our October 1999 acquisitions of APiON and Angelica and our acquisitions of AtMotion in February 2000 and Paragon in March 2000 aggregated $49.3 million for the three-month period ended March 31, 2000 and $62.9 million for the nine-month period ended March 31, 2000. In connection with the APiON acquisition, we recorded goodwill and other intangible assets of approximately $243.6 million which is being amortized on a straight-line basis over a three-year period. We also recorded an immediate expense of $110,000 relating to in-process research and development in connection with the APiON acquisition. In connection with the Angelica acquisition, we recorded goodwill of $2.0 million, which is being amortized on a straight-line basis over a three-year period. In connection with the AtMotion acquisition, we recorded goodwill and other intangible assets of approximately $286.6 million which is being amortized on a straight-line basis over a three-year period. In connection with the Paragon acquisition, we recorded goodwill and other intangible assets of approximately $464.9 million which is being amortized on a straight-line basis over a three-year period. We also recorded an immediate expense of $18.1 relating to in-process research and development in connection with the Paragon acquisition. We anticipate that the amortization of goodwill and intangible assets will increase significantly due to the acquisition of Onebox, which was completed April 14, 2000.

Interest and Other Income, Net

   Net interest and other income is comprised primarily of interest earned on cash and cash equivalents and short-term investments, offset by interest expense related to obligations under capital leases and our equipment loan. Net interest and other income increased from $359,000 to $7.2 million for the three months ended March 31, 1999 and 2000, respectively, and increased from $1.1 million to $12.8 million for the nine months ended March 31, 1999 and 2000, respectively. The increases were due primarily to increased cash balances as a result of our secondary public offering in November 1999, our initial public offering in June 1999 and our private placement financing in March 1999.

Income Taxes

   Income tax expense was $710,000 and $170,000 for the three months ended March 31, 1999 and 2000, respectively, and $710,000 and $1.1 million for the nine months ended March 31, 1999 and 2000, respectively. Income tax expense for the three and nine months ended March 31, 2000 consisted primarily of foreign withholding taxes.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private sales of convertible preferred stock which totaled $66.0 million in aggregate net proceeds through March 31, 1999, through our initial public offering in June 1999 which generated net proceeds of $66.8 million, and through our secondary public offering in November 1999 which generated net proceeds of approximately $390 million. As of March 31, 2000, we had $496.9 million of cash, cash equivalents and short-term investments and working capital of $412.8 million.

   Net cash provided by operating activities was $11.4 million for the nine months ended March 31, 2000. The net cash provided was attributable primarily to increases in deferred revenue and accrued liabilities of $24.2 million and $10.6 million, respectively, offset in part by the net loss of $99.5 million and after consideration of non-cash amortization expenses principally relating to goodwill, in-process research and development, and other intangibles as a result of the acquisitions of Paragon, AtMotion, APiON and Angelica.

   Net cash used for investing activities was $361.8 million for the nine months ended March 31, 2000, primarily reflecting net purchases of short-term investments, purchases of property and equipment and cash paid for acquisitions.

   Net cash provided by financing activities was $394.4 million for the nine months ended March 31, 2000, primarily reflecting the net proceeds from our secondary public offering in November 1999.

   As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans and capital lease obligations. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California that is under construction and is expected to be completed in the year 2001. Lease terms require a base rent of $3.25 per square foot as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease term is for a period of twelve years from the commencement date of the lease. The agreement requires that we will provide a letter of credit in the amount of $16.5 million. The lease further requires that we pay leasehold improvements which are expected to be at least $15 million over the next year. We also expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel in international markets.

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

   Our sales cycle, which is lengthy--typically between six and twelve months--contributes to fluctuations in our quarterly operating results. Many factors outside our control add to the lengthy education and customer approval process for our products. For example, many of our prospective customers have neither budgeted expenses for the provision of Internet-based services to wireless subscribers nor specifically dedicated personnel for the procurement and implementation of our products and services. Further, the emerging and evolving nature of the market for Internet-based services via wireless telephones may lead prospective customers to postpone their purchasing decisions.

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

We may be unable to successfully integrate AtMotion,Paragon or Onebox into our business or achieve the expected benefits of the acquisitions.

   Our acquisitions of AtMotion and Paragon, which were completed in February 2000 and March 2000, respectively, and our acquisition of Onebox, which was completed in April 2000, will require integrating the products, business and operations of these companies with our company. We may not be able to successfully assimilate the personnel, operations and customers of these companies into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisitions, including product integration, marketing, product development, distribution and other operational synergies.

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

   To date we have completed acquisitions of five companies, APiON, Angelica Wireless, AtMotion, Paragon and Onebox. We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future acquisitions we will likely face the same risks as discussed above with respect to the integration of the businesses of AtMotion, Paragon and Onebox. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.


Our sales cycle is long, and our stock price could decline if sales are delayed or cancelled.

   Quarterly fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between six and twelve months, and unpredictable. Because our products represent a significant capital investment for our customers, we spend a substantial amount of time educating customers regarding the use and benefits of our products and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Any delay in sales of our products could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline.

Our success depends on acceptance of our products and services by network operators and their subscribers.

   From inception through March 31, 2000, we have generated a significant portion of our total cumulative revenues from fees paid to us by wireless telephone manufacturers that embed our browser in their wireless telephones. However, our future success depends on our ability to increase revenues from sales of our UP.Link Server Suite and related server-based software and services to new and existing network operator customers and on market acceptance of new products and services, including our MyPhone wireless Internet portal framework and related server-based communications applications software products, and we may not be able to achieve widespread adoption by these customers. This dependence is exacerbated by the relatively small number of network operators worldwide. To date, we currently have only a limited number of network operator customers that have implemented and deployed services based on our products. We cannot assure you that network operators will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

   To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of network operators and wireless telephone manufacturers. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues for each quarter for the foreseeable future. Any failure by us to capture a significant share of those customers could materially harm our business. For example, during the fiscal year ended June 30, 1999, AT&T Wireless Services accounted for approximately 17% of our total revenues, and DDI Corporation accounted for approximately 14% of our total revenues. For the nine months ended March 31, 2000, DDI Corporation and AT&T Wireless Services accounted for 21% and 7%, respectively, of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

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

   Because our current UP.Link Server Suite and related server-based software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use UP.Browser-enabled wireless telephones in order to fully utilize these features and functionality. Additionally, we expect that future versions of our UP.Link Server Suite and related server-based software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer materially if widespread integration of UP.Browser or WAP-compliant third party browser software in wireless telephones does not occur. All of our agreements with wireless telephone manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless telephones. We may not succeed in maintaining and developing relationships with telephone manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless telephone manufacturers may not produce products using UP.Browser in a timely manner and in sufficient quantities, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Our strategy for the MyPhone service is subject to uncertainties, and we may not be able to generate sufficient revenues to achieve profitability.

   In September 1999, we announced our MyPhone service. We offer MyPhone as an OEM service to enable network operators to create branded mobile Internet portals for their subscribers, and we do not currently intend to develop our own branded portal site. We have limited experience in developing mobile Internet portals, and we may not be successful in executing our business strategy for the MyPhone service. The success of MyPhone will depend on a number of factors, including the adoption of MyPhone by network operators, our ability to establish strong relationships with content and information service providers, our ability to provide compelling applications and services through MyPhone and the acceptance by wireless subscribers of the MyPhone service. Developing these capabilities and commercializing this service will require us to incur significant additional expenses, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from this service. Furthermore, our business model for MyPhone is new and evolving. Even if we are successful in executing this strategy, we cannot be certain that our business model for the MyPhone service will result in sufficient revenues to achieve profitability.

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

   We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

  .  Wireless equipment manufacturers, such as Ericsson and Nokia;
  .  Microsoft;
  . Wireless Knowledge, a joint venture of Microsoft and Qualcomm as well as a similar European joint venture of Microsoft and Ericsson;
  . Systems integrators, such as CMG plc, and software companies, such as Oracle Corporation;
  . Wireless network operators, such as NTT DoCoMo; and . Providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

   In particular, Microsoft Corporation has announced its intention to introduce products and services that may compete directly with our UP.Link, UP.Browser and UP.Application products. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones. Microsoft has announced its own browser, called Mobile Explorer, for these devices. Furthermore, Nokia is marketing a WAP server to corporate customers and content providers. This WAP server is designed to enable wireless telephone subscribers to directly access applications and services provided by these customers, rather than through gateways provided by network operators' WAP servers. If Nokia's WAP server is widely adopted by corporate customers and content providers, it could undermine the need for network operators to purchase WAP servers. Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we do.

   As we enter new markets and introduce new services, such as the MyPhone service, we will face additional competitors. As we enter the Unified Messaging market, we will face competition from established voicemail providers such as Comverse, and Internet-based unified messaging providers such as Critical Path. In the Portal Framework market, a number of companies have introduced products and services relating to mobile portals that compete with our MyPhone service. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies. Our Fonesync synchronization product will face competition from Motorola's TrueSync product, and product from Puma, as well as from emerging synchronization companies such as Fusion One.

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

   We expect that many network operators in international markets will require that our products and support services be supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of international sales will be made through value-added resellers and systems integrators, and the success of our international operations will depend on our ability to maintain productive relationships with value-added resellers and systems integrators.

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

   In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging, and seeking a court order declaring, that U.S. Patent No. 5,327,529, assigned to Geoworks is not infringed by Phone.com and that the patent is also invalid and unenforceable. We took this action in response to Geoworks' attempt to require industry participants to obtain licenses under the Geoworks patent. We cannot assure you that Geoworks will not bring an action against us claiming infringement by us of the Geoworks patent. While we intend to pursue our position vigorously, the outcome of any litigation is uncertain, and we may not prevail. Should we be found to infringe the Geoworks patent, we may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If we were unable to obtain a license on commercially reasonable terms, we may not be able to proceed with development and sale of some of our products.

International sales of products is an important part of our strategy, and this expansion carries specific risks.

   International sales of products and services accounted for 72% and 70% of our total revenues for the three and nine month periods ended March 31, 2000, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include business risks, economic and political risks, and legal risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Hedging Instruments

   We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are earned in U.S. dollars. Operating expenses incurred by our U.K., Danish and Japanese subsidiaries are denominated primarily in U.K. pounds sterling, Danish kroner and Japanese yen, respectively.

   We currently do not use financial instruments to hedge operating expenses in the U.K., Denmark or Japan denominated in their respective local currency. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

     In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging, and seeking a court order declaring, that U.S. Patent No. 5,327,529, assigned to Geoworks is not infringed by Phone.com and that the patent is also invalid and unenforceable. We took this action in response to Geoworks' attempt to require industry participants to obtain licenses under the Geoworks patent. We cannot assure you that Geoworks will not bring an action against us claiming infringement by us of the Geoworks patent. While we intend to pursue our position vigorously, the outcome of any litigation is uncertain, and we may not prevail. Should we be found to infringe the Geoworks patent, we may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If we were unable to obtain a license on commercially reasonable terms, we may not be able to proceed with development and sale of some of our products.

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

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other Information - Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)      Exhibits

                    Ex-10.19 Lease Agreement dated February 4, 2000 for offices at Pacific Shores Center by and between Registrant and Pacific Shores Center, LLC.

                    Ex-27.1     Financial Data Schedule

           (b)      Reports on Form 8-K

                    (1) On February 24, 2000, Phone.com, Inc. filed a report on Form 8-K to report that it had consummated its acquisition of AtMotion, Inc.

                    (2) On March 17, 2000, Phone.com, Inc. filed a report on Form 8-K to report that it had consummated its acquisition of Paragon Software (Holdings) Limited, a private limited company incorporated in England and Wales.

                    (3) On April 24, 2000, Phone.com, Inc. filed a report on Form 8-K/A to provide certain financial information as required in conjunction with its acquisition of AtMotion, Inc.

                    (4) On May 12, 2000, Phone.com, Inc. filed a report on Form 8-K/A to provide certain financial information as required in conjunction with its acquisition of Paragon Software (Holdings) Limited.

                    (5) On May 15, 2000, Phone.com, Inc. filed a report on Form 8-K to report that it had consummated its acquisition of Onebox, Inc.
                                                               29

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




Date:  May 15, 2000