Form 10-K405
period 2000-06-30
PHONE COM INC
filed 2000-08-31
CIK 1082506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended June 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from to

                       Commission file number: 000-25687

                               ----------------

                                PHONE.COM, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                                       94-3219054
 (State or other jurisdiction of incorporation
                or organization)                      (I.R.S. Employer Identification No.)

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

                        Common Stock, $0.001 Par Value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,668,325,287 as of June 30, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 82,816,360 shares of the registrant's Common Stock issued and outstanding as of June 30, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement relating to the Company's 2000 Annual Meeting of
    Stockholders to be filed hereafter (incorporated into Part III hereof).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

  We are a leading provider of software, applications, and services that enable the convergence of the Internet and wireless communications. Using our software, network operators can provide Internet services to their wireless subscribers, and wireless telephone manufacturers can turn their mass-market wireless telephones into mobile Internet appliances. Wireless subscribers thus have access to Internet- and corporate intranet-based services, including e-mail, news, stocks, weather, travel and sports. In addition, subscribers have access via their wireless telephones to network operators' intranet-based telephony services, which may include over-the-air activation, call management, billing history information, pricing plan subscription and voice message management. Using our software, network operators may also provide their subscribers with a unified mailbox for e-mail, voicemail, and facsimile.

  Our software platform consists of the UP.Link Server, the Mobile Management Server, and the MyPhone Application Suite which are designed to be installed on network operators' systems. Our UP.Browser software is designed to be embedded in wireless telephones. As of June 30, 2000, 77 network operators have licensed our software and have commenced or announced commercial service or are in market or laboratory trials. In addition, 35 wireless telephone manufacturers have licensed our UP.Browser software, and UP.Browser has been ported to approximately 80 phone models.

Recent Events

  On August 8, 2000, we announced that we entered into an Agreement and Plan of Merger with Software.com, Inc. to create a combined company that will provide a broad range of carrier-class software to wireless and wireline carriers, portals and Internet service providers. Software.com is a leading supplier of carrier-scale Internet infrastructure software for communication service providers worldwide.

  Under the terms of the merger agreement, our stockholders and the stockholders of Software.com will each own approximately 50 percent of the combined company. Each Software.com stockholder will be entitled to receive
1.6105 shares of our common stock for each of their shares of Software.com common stock. The merger is expected to be accounted for as a pooling of interests and is intended to be tax free to the stockholders of both companies. The board of directors of the combined company will consist of three directors from Software.com and three directors from us. Donald J. Listwin, formerly an Executive Vice President at Cisco Systems, Inc., will serve as President and Chief Executive Officer of the combined company.

  Management believes that the merged company will be a leading provider of highly scalable infrastructure and application software enabling the delivery of e-mail, voicemail, unified messaging, directory, and wireless Internet access for IP-based networks. The combined company expects to benefit from significant cross-sell and up-sell opportunities through its existing relationships with more than 150 major communications service providers worldwide.

  The transaction is expected to close by calendar year-end 2000 subject to approval of our stockholders and the stockholders of Software.com and satisfaction of customary closing conditions including obtaining necessary regulatory approvals. The name of the combined company will be announced at that time. For further discussion regarding our merger with Software.com, see MD&A, page 26, and Note 10 of our consolidated financial statements.

Industry Background

 Growth of the Internet and Wireless Telecommunications

  Worldwide use of the Internet and wireless telecommunications has grown rapidly in the last few years. Current forecasts predict that rapid growth of both industries will continue. International Data Corporation, or IDC, estimates that there were approximately 261 million users of the Internet worldwide at the end of 1999 and that the number of users will grow to 623 million by the end of 2003. EMC estimates that there were approximately 395 million digital wireless subscribers worldwide at the end of 1999 and the number of subscribers will grow to approximately 1.3 billion by the end of 2003. We cannot assure you that these estimates will be achieved.

 The Convergence of the Internet and Mobile Telephony

  As people have become increasingly dependent on e-mail services, remote access to corporate intranets, and other Internet-based services, mass-market wireless telephones that provide mobile access to these resources have become increasingly useful tools. Phone.com was a pioneer in the convergence of the Internet and mobile telephony. In 1995, Phone.com developed its initial technology which enables the delivery of Internet-based services to wireless telephones. In 1996, we introduced and deployed our first products based on this technology.

  To provide a worldwide open standard enabling the delivery of Internet-based services to mass-market wireless telephones, Phone.com co-founded the Wireless Application Protocol, or WAP, Forum. In 1998, the WAP Forum published technical specifications for application and content development and product interoperability based on Internet technology and standards. By complying with WAP specifications, wireless telephone manufacturers, network operators, content providers and application developers can provide Internet-based products and services that are interoperable.

  In 1998, the WAP Forum published the Wireless Markup Language, or WML. WML is compliant with the Extensible Markup Language, or XML, specification published by the World Wide Web Consortium, or W3C. XML is a programming language that provides a means of describing and exchanging data in an open format. Content providers and application developers use WML to optimize the display of, and interaction with, Web-based data on wireless telephones. Based substantially on technology that Phone.com contributed to the public domain, WML is optimized for delivery of Internet content to mass-market wireless telephones, which have numeric keypads instead of full keyboards, small screens, and limited memory capacity, processing power, battery life and bandwidth. In the same manner that the programming language known as Hypertext Markup Language, or HTML, has provided an open standard that has fueled the development of Internet applications and content for personal computers, WML is designed to be an industry standard that will encourage the development of Internet applications and content for wireless telephones.

 The Market Opportunity

  In response to an increasingly competitive environment, network operators are seeking to deliver Internet-based services to their wireless subscribers as a means to generate revenues from new sources, differentiate their service offerings, reduce subscriber turnover and operating costs, and unify offerings available to their wireless and wireline voice customers, and Internet portal users. To do this, network operators require a scalable software and services solution to deliver Internet-based services and content to their wireless and wireline subscribers.

  The proliferation of Internet-standards based networks is rapidly altering the structure of the wireline and wireless network operator business. Operators which own wireless, wireline, portal and Internet service provider
(ISP) businesses are finding that they can achieve greater economies of scale by deploying common service platforms and applications across their various networks. Our MyPhone application suite and unified messaging application allow our customers such as British Telecom to offer common services across their wireless, wireline, and ISP businesses, thereby improving their efficiency and overall economics of scale.

The Phone.com Solution

  We provide platforms, applications and services that enable the delivery of Internet-based services to mass-market wireless telephones, personal computers and other mobile devices. Using our scalable products, network operators can provide Internet-based content, applications and services to their wireless subscribers and offer common services across their wireless, wireline and ISP businesses. In addition, wireless telephone manufacturers can turn their mass-market wireless telephones into mobile Internet appliances. With our technology, wireless subscribers have access to advanced communication services, Internet-based content and services and corporate intranet-based services; in addition, subscribers have the ability to use a single mailbox for wireless and wireline voice messages, e-mails and facsimiles. Existing carrier deployments, built on our platform, include such services as unified messaging, e-mail, news, stock trading, weather, travel, sports, commerce, and calendaring.

  Our solutions exhibit several characteristics valued by network and service operators:

  . Innovative--our products contain innovative features and functionality, and enable the network operator to provide valuable new services to their customers.

  . Standards-based--our products are based on industry standards, including those defined by WAP, W3C and the Internet Engineering Task Force, or IETF.

  . Reliability--our products are reliable, enabling the network operator to provide a high quality of service to their customers.

  . Scalability--our products have market-proven scalability into the millions of users, with high performance and reliability.

  . Maturity--our products are deployed in many networks, and have many features that makes them desirable.

  . Unity--our products enable network operators to offer common services across their wireless, wireline and ISP businesses.

  Our software platform consists of the UP.Link Server Suite, UP.Browser, Mobile Management Server, MyPhone Application Suite and FoneSync data synchronization software products.

 UP.Link Server Suite

  The UP.Link Server Suite includes:

  . a means of exchanging data between the Internet and mass-market wireless telephones, commonly referred to as a gateway; and

  . a service platform that performs subscriber management and service provisioning functions, and communicates with the network operator's customer care and billing systems.

 UP. Browser

  The UP.Browser is a browser and messaging software product that is designed and optimized for mass-market wireless telephones and other wireless devices. It is also an enabler for other infrastructure-based products from Phone.com, such as over-the-air provisioning. As of July 2000, approximately 110,000 third-party developers have registered to use our UP.SDK software development kit, and a variety of third-party content or services are currently available for wireless telephones equipped with UP.Browser, including:

   Amazon.com                        Yahoo                      TD Waterhouse
   E*Trade                           eBay                       Bloomberg
   DLJ Direct                        Vicinity                   Barnes & Noble
   Citysearch/Ticketmaster           Webraska                   Taito
   Vignette                          Reuters                    Shared Medical Systems

 Mobile Management Server

  The Mobile Management Server, or MMS, is a network server that allows network operators to remotely manage and alter specific settings within wireless phones even after the phones have been deployed to a customer. Using WAP and IP-based protocols, the MMS provides the network operator with a means to provision and manage phone settings over the network, including such settings as roaming lists, area code information and other data parameters. MMS reduces network operator costs and provides more flexibility in managing phone settings. Consequently, MMS provides a means for network operators to differentiate their services and attract and retain subscribers.

  Our infrastructure platform conforms to a wide variety of standards, including WAP, W3C and IETF standards. Among other functions, the products provide a WAP-compliant platform for the delivery of Internet-based content and services. Our software supports all major digital wireless telephony standards in use around the world, including:

  .  CDMA (Code Division Multiple Access)    .  GSM (Global System for Mobile Communication)

  .  TDMA (Time Division Multiple Access)    .  CDPD (Cellular Digital Packet Data)

  .  iDEN (Integrated Digital Enhanced
     Network)                                .  PDC (Personal Digital Cellular)

  .  PHS (Personal Handyphone System)

 MyPhone Application Suite

  The MyPhone application suite comprises applications and services that enable a network operator to rapidly deploy branded and customized portals for their wireless subscribers and ISP customers. Users access MyPhone from a PC Web browser, WAP-enabled wireless phone or voice phone. The core features of MyPhone address mobile communications and portal infrastructure requirements, including:

  . Portal framework platform--application infrastructure enabling the integration of Internet-access devices with a variety of applications and services, as well as branding, subscriber management and other services necessary for a comprehensive portal solution.

  . Homepage--a personalized homepage, allowing each user to customize their PC and phone browser experience.

  . Directory services--enabling the network operator to promote services to their user base.

  . Unified Messaging--an Internet-based unified messaging application, with integrated voicemail, e-mail and facsimile.

  . Personal Information Manager--a PIM managing contact lists, calendar and other personal information.

 FoneSync

  Our FoneSync Essentials software allows wireless phone users to transfer names and phone numbers from their personal computer or PDA to their phones, and keep them up-to-date. Having up-to-date and readily available phone numbers makes it easier for wireless phone users to place calls and can lead to increased call volume. FoneSync is compatible with the leading personal information managers, or PIMs, such as Microsoft Outlook, ACT!, GoldMine, Lotus Organizer and Lotus Notes, enabling wireless phone users to download contact information to their phones. FoneSync Essentials supports over 20 phone manufacturers, including such leading vendors as Motorola, Phillips, Nokia, Siemens, Ericsson, Panasonic and Sony.

  Most of our products are delivered as packaged software, for deployment on the premises of our customer. However, to support the rapid deployment of network operator portals, large portions of the MyPhone product are available in a hosted configuration. In addition, we offer extensive consulting services to our customers to enable the rapid and successful deployment of Phone.com products.

  Key benefits of our products and services for network operators include:

  . Opportunity to generate incremental revenue. Network operators can generate additional revenue by offering value-added Internet-based services. They can also charge for the increased data and voice airtime that such applications encourage. For example, users can access e-mail messages via MyPhone and initiate voice calls to any phone number appearing in the message with the press of one button.

  . Ability to differentiate services and improve subscriber retention. Using our products, network operators can improve their competitive position by offering new Internet-based services to wireless subscribers. By enabling wireless subscribers to store personal contact information in their networks, and to personalize the selection and presentation of Internet content, such as stock quotes, sports scores and news, network operators can enhance subscriber retention. Finally, network operators can offer unified offerings to wireline, wireless and ISP customers which enhance subscriber retention.

  . Opportunity to reduce operating costs. Our UP.Link Server Suite can also be used by network operators to reduce operating costs. For example, network operators' call centers are burdened by high rates of calls from subscribers inquiring about billing, service availability, usage and other service-related matters. Our software platform enables network operators to leverage standards-based Internet technology to allow subscribers to make certain of these inquiries using their wireless telephones without assistance by customer care representatives. By bypassing the call center infrastructure for certain of these activities, network operators can reduce their operating costs.

  . Ability to rapidly deploy a branded mobile Internet portal site. MyPhone is designed to allow network operators to rapidly deploy a customized and branded Internet portal to its wireless subscribers. We believe that by aggregating content and applications optimized for mobile users in a customized, branded portal service, network operators will be able to increase subscriber loyalty and generate new revenue opportunities. MyPhone's extensible architecture can facilitate new application development, allowing network operators to continue to deliver new and enhanced services to their subscribers.

The Phone.com Strategy

  Our objective is to be the leading supplier to network operators of software, applications, and services that enable the convergence of the Internet, and mobile and wireline communications. Key elements of our strategy include:

  . Focus on Providing Products and Services to Network Operators. We focus on providing comprehensive solutions that enable network operators to deliver Internet-based services to their wireless and wireline subscribers. Our close working relationships with network operators provide us with a valuable understanding of our customers' technology and operations, which we intend to leverage to accelerate time to market of our products and identify new sales opportunities. In order to generate revenues from our products and related services, we utilize direct and indirect sales channels. Our direct sales force focuses on selling products and consulting services and assists our indirect channel partners in selling our products and services. Our indirect sales channel partners currently include Alcatel, Itochu Techno-Science Corporation, Motorola, Nortel, Saritel, Sema Group, Siemens and Unisys. These partners are licensed to sell our products and services to network operators primarily in international markets. We intend to add new partners to our indirect sales channel to serve customers in key markets.

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

  . Drive the Sale and Development of Internet-Based Communication Applications and Services.
    Network operators that offer Internet-based services by using our UP.Link Server generally seek new value-added applications to offer to their subscribers. We currently offer the following MyPhone applications:

    . Unified Messaging, which delivers e-mail, voicemail, and facsimile to wireless and wireline telephones, as well as to PC's,

    . Personal Information Manager, which provides a calendar, contacts function, and to-do list with synchronization capabilities,

    . Communication-centric Portal Framework, allowing our network operator customers to create their own private-branded communication portals leveraging third-party content relationships.

We are continuously enhancing our existing products and developing new applications and services to provide additional functionality for network operators and their subscribers. We believe that the adoption of our MyPhone application suite by network operators will accelerate the adoption by subscribers of Internet-based services using their wireless telephones, as well as the development of new WAP-compatible information services and applications.

  . Propagate Widespread Use of UP.Browser in Mass-Market Wireless Telephones. We believe that increasing the number of wireless telephone manufacturers that incorporate UP.Browser into their mass-market wireless telephones enhances the attractiveness of our UP.Link server software to network operators. Therefore, in order to drive widespread adoption, we generally license UP.Browser to wireless telephone manufacturers, free of per-unit royalties. As of June 30, 2000, we have licensed UP.Browser to over 35 wireless telephone manufacturers. In addition, we estimate that total shipments of UP.Browser enabled phones exceeded 12 million units as of June 30, 2000.

  . Promote the Development of Internet-Based Services Over Mass-Market Wireless Telephones. To encourage the growth of our business, we actively encourage Internet content and application developers to create WML applications.

Products and Services

 Products

  Our software products include:

  . UP.Link Server--a product that network operators can use to connect their subscribers' mass-market wireless telephones to Internet services,

  . Mobile Management Server--a product that network operators can use to provision subscribers in an operators network and to send voice and data parameters to the subscriber's mobile phone,

  . UP.Browser--a browser that is embedded in mass-market wireless devices and enables wireless subscribers to access Internet services and other data,

  . UP.SDK--a software development kit that Internet content providers and third-party developers use to create HDML and WML-compliant applications,

  . MyPhone Application Suite--a solution that enables a network operator to rapidly deploy branded and customized portals for their wireless subscribers and ISP customers, and

  . FoneSync--a Windows application enabling phone list management and data synchronization between contact management packages, Wireless Carrier Portals, Internet resources, mobile phones and personal digital assistants, or PDAs.

 UP.Link Server

  UP.Link Server is a software solution that enables network operators to offer Internet-based services to their wireless subscribers. UP.Link Server connects data-enabled wireless telephones to applications and content hosted by Web servers on the Internet or private intranets. UP.Link Server also provides network operators with subscriber provisioning and network management functions on a robust and scalable software platform. The UP.Link Server consists of the following components:

    Components                             Description
    ----------                             -----------
 Gateway......... UP.Link Gateway provides the network-layer functions of the
                  UP.Link Server, and connects Internet- and intranet-based
                  services to wireless networks and wireless telephones.
                  UP.Link Gateway connects the multiple protocols for wireless data communications to the open standards of the Internet, thereby enabling Web servers to recognize a wireless
                  telephone as an Internet standards-compliant client.

 Administration.. The UP.Link administration component provides a Web-based administration control system to keep the network operator's
                  Internet-based network components up and running, assess system status and provision new subscribers.

                  The UP.Link Provisioning Application Programming Interface, or PAPI, enables integration of UP.Link with the network operator's existing customer care, help desk and billing systems.

 Services........ The services component provides an open application programming framework with interfaces that standardize the way that the services component interacts with applications.
                  These services include:

                  . Push Server--allows applications to push information to wireless subscribers. For example, an e-mail application can use the Push Server to notify a wireless subscriber of new messages.

                  . Fax Server--enables the forwarding of e-mail attachments and other data content to facsimile machines for printing.

                  . Identity Server--maintains a subscriber profile that retains wireless subscribers' service settings and allows network operators to track their subscribers' service usage.

                  . Content Translation Framework--translation from one content format or encoding to another.

Mobile Management Server

  The Mobile Management Server provides network operators with a solution for provisioning network elements. In addition, it provides a method for provisioning handset data and voice parameters over the air.

 UP.Browser

  The UP.Browser is a browser and messaging software product that is designed and optimized for mass-market wireless telephones and other wireless devices. It is also an enabler for other infrastructure-based products from Phone.com, such as over-the-air, or OTA, provisioning. A variety of third-party content is currently available for wireless telephones equipped with UP.Browser.

  Key features of UP.Browser include:

   Features                              Description
   --------                              -----------
    Browsing.. UP.Browser displays WML-designed pages from any Web or intranet site. In addition, UP.Browser supports pen-based input and integrates with a number of third-party input technologies.

    Alerts.... UP.Browser notifies subscribers with a visual or audible indication when a Web page or other data has been proactively
               "pushed" to their wireless telephones. Examples include Web-
               based content such as stock quotes, traffic alerts and flight information.

    Security.. UP.Browser employs the same encryption technology used by many commercial Web sites. Consequently, interactions between the wireless telephone and a Web site can be authenticated and encrypted.

 UP.SDK

  Our software development kit, known as UP.SDK, provides tools and documentation for Internet content providers and developers to create and maintain HDML and WML-based Internet services. UP.SDK consists of the following components:

  . The UP.Simulator, a Windows-based application that simulates the behavior of UP.Browser-equipped wireless telephones, allowing developers to more easily test HDML and WML services.

  . Specialized functions and libraries that simplify the process of generating HDML and WML applications.

  . Tools for establishing secure communications between HDML and WML applications and UP.Link servers.

  .  Sample HDML and WML files and application source code.

  . Customized configurations allowing the UP.SDK browser simulator to mimic the look and feel of multiple handsets.

 MyPhone Application Suite

  The MyPhone application suite enables a network operator to rapidly deploy branded and customized portals for their wireless subscribers and ISP customers. Our product provides a portal framework and a collection of applications, to which the carrier may add additional applications of their choice. Subscribers can access MyPhone through a variety of interfaces, including a PC Web browser, WAP-enabled wireless phone or wireline telephone. The core features of MyPhone address mobile communications and portal infrastructure requirements, including:

  . Portal framework platform--application infrastructure enabling the integration of Internet-access devices with a variety of applications and services, as well as branding, subscriber management and other services necessary for a comprehensive portal solution.

  . Homepage--a personalized homepage, allowing each user to customize their PC and phone browser experience.

  . Directory services--enabling the network operator to promote services to their user base.

  . Unified Messaging--an Internet-based unified messaging application and service offering with integrated voicemail, e-mail and facsimile.

  . Personal Information Manager--a PIM managing customer contact lists, calendar and other personal information.

 FoneSync

  FoneSync is a Windows application enabling phone list management and synchronization between leading contact management packages, Wireless Carrier Portals, Internet resources, mobile phones and personal digital assistants, or PDAs. Synchronization allows users to keep all names and numbers, calendar appointments and to-do lists current no matter where changes are made by creating a backup of key data and providing a mechanism for migrating to new handsets. Key features include:

                 Features                              Description
                 --------                              -----------
 One Button Multi-point Synchronization.. Click one button and FoneSync will synchronize all connected devices

 Support for Multiple Device Types....... Desktop PIMs, Internet PIMs, or
                                          iPIMs, standard mobile phone
                                          handsets, feature phones, PDAs

 Personalization of Information ......... FoneSync has built-in drag and drop capability, the user simply
                                          highlights the contact information he
                                          or she wants, then clicks and drags
                                          the information onto the mobile
                                          device, giving control to how contact
                                          lists are updated. Information is
                                          automatically formatted to a form
                                          suitable for the specific device.

 Intelligent Number Handling............. FoneSync's number handling technology automatically amends and formats
                                          country and international codes
                                          appropriately for the location from
                                          which the user is dialing.

 Services

  We provide maintenance and engineering support services to wireless telephone manufacturers who have ported our UP.Browser to their telephones. In addition, we provide consulting services to wireless network operators who have licensed our mobile Internet platform software and engage us to perform integration services relating to the commercial launches of our technology. We also offer certain components of MyPhone as a hosted service.

New Products and Services under Development

 UP.Browser

  We are continuously enhancing our existing products to provide additional functionality for wireless telephone manufacturers. As we continue to upgrade UP.Browser, UP.Browser software will be expanded to include additional support for the server-based applications described elsewhere in this section, including Instant Messaging, or IM, over-the-air synchronization, or AirServer, and the Mobile Location Server, or MLS. Additionally, other new features in development include:

  . Upgrade of browser to support updated mark-up language as well as improved security through support of Server Certificates and the Wireless Identity Module, or WIM.

  . Improved graphical user interface for use on devices with high quality displays.

  . In May 2000, we announced a collaborative effort with Conversa to integrate device-based voice recognition technology with the UP.Browser software.

 Over-the-Air Synchronization

  We are developing over-the-air synchronization, or AirServer, technology for deployment by wireless carriers. Using this technology, customers will be able to synchronize personal information such as names, numbers and calendar information "over-the-air" to their enabled devices running an enhanced version of the Phone.com browser.

 Mobile Location Server

  In July 2000, we announced the availability of the Mobile Location Server, or MLS. The MLS serves as the Internet interface to locate information provided by the wireless network. This server will provide Internet and Web applications with the ability to determine the location of a wireless phone, thereby enabling an entirely new class of location-enabled applications. This server will allow network operators to add or change location technologies as needed without affecting the development of their portfolio of content and application services.

 Instant Messaging

  We believe that mobile communication products are of high value to network operators, and are developing enhancements to the MyPhone platform in the area of instant messaging, or IM. We intend to optimize the instant messaging for deployment by network operators and design it to interoperate with existing third-party IM solutions. The instant messaging solution is expected to include text-based messaging, presence and buddy list management, and will be fully integrated with the unified messaging solution.

 Third-Generation Networks

  Third-generation, or 3G, networks are being planned and deployed by major wireless network operators. All of these networks support Internet Protocol, or IP, as a data transport protocol. Currently, all of our products support IP transport and are expected to continue to function correctly on 3G networks. We are engaged in ongoing testing of our products to ensure that they will fully support 3G deployments in the future.

Customers

 Network Operators

  We sell our software products to network operators worldwide to enable them to offer a variety of wireless Internet services to their subscribers. As of June 30, 2000, 77 network operators have licensed our software and have commenced or announced commercial service or are in market or laboratory trials.

  We also provide our network operator customers with consulting services that enable them to rapidly adopt our technology and bring wireless Internet-based services to market. Our consulting services focus on those areas where our products interface with the network operators' internal systems such as billing, provisioning and customer care. We also provide our network operator customers with assistance in choosing the appropriate content and applications for their subscribers.

  Our agreements with network operators provide these customers with non-exclusive licenses to use our mobile Internet platform software in connection with providing Internet-based services to their subscribers. There are two pricing models under which we sell our products. Pricing and payment terms for licenses are negotiated with each network operator based on subscriber count or transaction capacity. Under the first pricing model, licenses can be purchased on an as-deployed basis or on a prepaid basis. Under the second pricing model, each operator pays us a recurring fee either on a monthly or a quarterly basis based on the active number of subscribers such operator has for that period. While these agreements do not provide for a right of return, we typically provide for a three-month warranty, limited indemnification against intellectual property infringement claims and a source code escrow. In addition, we typically provide fee-based maintenance and support services to our customers, under which they receive error corrections and remote support. They can also elect to receive new releases of our products for an additional fee.

 Wireless Telephone Manufacturers

  We license our UP.Browser software to wireless telephone manufacturers, who embed UP.Browser into their products. In order to encourage these manufacturers to include UP.Browser in their wireless telephone models, generally no per-unit royalty is charged. In addition, we provide engineering and support services to accelerate the introduction of new wireless telephone models that contain UP.Browser. These services are provided to manufacturers on an annual flat-fee basis per digital wireless telephony standard.

  As of June 30, 2000, 35 wireless telephone manufacturers have licensed UP.Browser, and the UP.Browser software has been ported to approximately 80 phone models. In addition, we are currently providing engineering support services in connection with integration projects for over 150 phone models.

  Our agreements with wireless telephone manufacturers generally provide these customers with a non-exclusive, royalty-free license to include UP.Browser in the wireless telephones that they sell. These agreements typically provide for a 90-day warranty, indemnification against intellectual property infringement claims and a source code escrow. In addition, customers can elect to receive varying levels of maintenance and support services for a fee.

Research and Product Development

  We continue to enhance the features and performance of our existing products. In addition, we are continuing to develop new products to meet our customers' expectations of ongoing innovation and enhancement within our product family.

  Our ability to meet our customer's expectation of innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, significant investments in research and product development. Our research and development expenses were $5.7 million, $13.1 million and $38.0 million for the years ended June 30, 1998, 1999 and 2000, respectively. As of June 30, 2000, we had 432 employees engaged in research and product development activities. We are recruiting additional skilled engineers for research and product development, and our business could be adversely affected if we are unable to hire these engineers on a timely basis.

Technology

  Technology and technology innovation are core elements of our company's value. Our technology has contributed significantly to the emergence of the mobile Web as a viable and robust platform, and to innovative products such as Internet-based unified messaging. We have also contributed to the development of open standards for the delivery of wireless Internet-based services to mass-market wireless telephones and to providing network operators and wireless telephone manufacturers with software solutions that are robust and scalable, and take into account the specific characteristics of wireless telephony networks and telephones.

  The following sections discuss standards domains that have a notable impact on our products.

 Wireless Application Protocol

  We co-founded the WAP Forum in 1997, and published open standards-based technical specifications for application and content development, as well as product interoperability based on Internet technology and standards. Leading network operators, telecommunications device and equipment manufacturers, software and content companies worldwide have joined the WAP Forum, which has grown to over 525 members as of July 2000. Wireless carriers have continued to express strong demand for WAP-based technologies and to view WAP as a central organization for standardizing wireless Internet technologies.

  In order to implement interoperability with Internet-based content, the WAP specifications use the open standards-based Internet model of interaction, in which content and applications reside on Web servers that are physically distributed, and requests for the data on these servers are sent via open-standard Internet addresses, commonly known as URLs.

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

 CDMA Developer Group

  We have participated actively in the CDMA Developer Group, or CDG, towards the development of a standard model for over-the-air, or OTA, provisioning and OTA management of wireless devices. This work is based upon the Mobile Management Command, or MMC, protocol, developed as part of the MMS product. MMC allows a network server and wireless device to send and receive defined provisioning and management information.

 World Wide Web Consortium

  We have also been very active in the World Wide Web Consortium, or W3C, and in particular in the development of future standards in the areas of the mobile Web. Our products have substantial dependencies on W3C technology, including XML, HTML, HTTP, P3P and the overall WWW architecture. We are working to ensure that future developments in the W3C are fully enabled for wireless and mobile devices, and that we have substantive insight into the motivation and design of these new technologies.

 UP.Link Technology

  Our UP.Link Server Suite is designed to be modular, expandable, flexible, scalable and reliable. Using an architecture based on scalable, object-oriented technology, the UP.Link Server Suite typically runs on a large, distributed set of servers. The UP.Link Server Suite is designed to meet the stringent performance, scalability and reliability requirements of network operators.

 UP.Browser Technology

  Our UP.Browser software is designed for embedding in limited function devices, such as wireless telephones and has minimum hardware resource requirements. The UP.Browser supports a wide variety of Web content, including markup languages (e.g., HDML, WML), scripting languages (WML Script), and image formats (WBMP). In addition, the scripting engine in later versions of UP.Browser allows for the creation of more interactive Web pages by providing developers with additional functionality.

 MyPhone Technology

  The MyPhone products are designed for carrier-grade deployment, including high reliability and scalability. MyPhone provides a suite of advanced communication and portal services, running on a network of servers. MyPhone is typically deployed on Unix servers. MyPhone components are all based upon a common set of infrastructure, enabling quick and easy customization and branding during deployment. This enables the deployment of MyPhone to be optimized for the market and business needs of a network operator.

  The MyPhone technology is built upon a three-tier platform, and supports WAP and HDML browsers. This platform is comprised of HTTP application servers primarily providing user interface, application logic and session state caching, and scalable data storage. Communication between these tiers is accomplished with a high-speed remote procedure call, or RPC, environment, supporting a high degree of scalability and replication for increased reliability. Access to the MyPhone front-end servers is directly from a browser.

 FoneSync Essentials Technology

  FoneSync uses a powerful component-based architecture that enables easy upgradeability and extensibility. FoneSync is designed to operate on the Microsoft Windows platform, enabling the wireless phone user to synchronize directly with his personal contact database. The components are true 32-bit Windows modules, exposing a Component Object Model, or COM, interface for maximum flexibility and re-usability. All components are optimized for delivery via the Internet.

Sales and Marketing

  We sell our products through both a direct sales force and third-party resellers, currently Alcatel, Itochu Techno-Science Corporation, Sema Group, Siemens, Nortel, Unisys and Motorola. As of June 30, 2000, we had 203 persons in sales and marketing serving the United States market, and 103 persons in sales and marketing outside the United States. We plan to significantly expand this group over the next 12 months. In addition, our international offices include London, Newbury, Belfast, Paris, Madrid, Rome, Copenhagen, Mexico City, Hong Kong, Seoul and Tokyo. Our direct sales force focuses on selling products and consulting services and assists our indirect channel partners in selling our products and services. International sales of products and services accounted for 48%, 68% and 73% of our total revenues for the years ended June 30, 1998, 1999 and 2000, respectively. We expect international revenues to continue to account for a significant portion of our revenues. Our international sales strategy is to sell directly to large carriers and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions.

  We believe that customer service and ongoing technical support is an essential part of the sales process in the wireless communications industry. In order to provide high levels of customer service, senior management and assigned account managers play a role in ongoing account management and relationships. We believe these customer relationships enable us to improve customer satisfaction and develop products to meet specific customer needs. Our agreements with our network operator customers provide for support 24 hours per day and seven days per week.

  We actively recruit content and application developers to our platform and provide to them free of charge our software developer's kit, UP.SDK. We also provide them with free membership in our Developer Program, free e-mail-based support and the opportunity to participate in our Alliances Program. As of July 2000, approximately 110,000 registered developers in our Developer Program have downloaded UP.SDK, including:

   .  Amazon.com                     .  Lotus
   .  biztravel.com                  .  Mapquest.com
   .  BroadVision                    .  NewsAlert
   .  CableData                      .  Reuters
   .  Fidelity                       .  Siebel Systems
   .  ESPN Sports                    .  SmartServOnline
   .  Data Broadcasting Corporation  .  Sportsfeed.com
   .  eDispatch.com                  .  StockTips
   .  Ameritrade                     .  DLJ Direct
   .  Internet Travel Network        .  The Weather Channel
   .  KLELine                        .  Webraska Mobile Technologies
   .  Lightbridge                    .  Ticketmaster/CitySearch

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

Competition

  The market for our products and services continues to be competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP protocol. Furthermore, some of our competitors have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

  We expect that we will compete primarily on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

  . Wireless equipment manufacturers, such as Ericsson and Nokia, which are developing and marketing competitive server, browser and application software products. These companies already sell billions of dollars worth of wireless telephones and other telecommunications products to network operators which are our existing and potential customers.

  . Microsoft, which has produced a wireless version of its Mobile Explorer microbrowser to run on wireless handheld devices, including wireless telephones. This system is currently featured on handsets being marketed in the United Kingdom by Sony.

  . Software companies, such as Oracle Corporation, which is marketing portal platform software that is compliant with the specifications promulgated by the WAP Forum. Oracle has additionally launched a separate Oracle Mobile division which supplies consumers with mobile information services.

  . NTT DoCoMo, a customer of ours, is pursuing a strategy to become a global wireless carrier. As part of that strategy, NTT DoCoMo, through an agreement with its MID subsidiary, may seek to offer or sublicense its iMode service to other wireless service providers in a manner that would be competitive with our wireless Internet service offerings.

  With the expansion of our MyPhone application suite to include such services as unified messaging, electronic messaging, personal information management software solutions and other advanced communications applications, we face additional competitors. These competitors are varied as they individually touch various aspects of our offerings. Competitors may include telecommunications messaging providers such as Comverse.

  Many of our existing competitors as well as potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Several of these companies also have greater name recognition and better established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer more attractive terms to customers than we can. We may face increasing price pressure from our network operator customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to compete more effectively. Finally, existing and potential competitors may develop enhancements to, or future generations of, competitive products that will have better performance features than our products.

Intellectual Property Rights

  Our performance depends significantly on our ability to protect our proprietary rights to the technologies used in our products. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business. As of June 30, 2000, we had four issued United States patents. We also had six other United States patent applications containing allowed claims, and 79 pending United States patent applications. The company has also filed corresponding foreign patent applications for approximately 50 of these United States patents and applications.

In addition, we rely on a combination of copyright, trademark, trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information which we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate. Finally, our competitors may independently develop similar technologies.

  The telecommunications and Internet software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of an infringement claim against us grows. For example, we may be inadvertently infringing a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, and which we may be accused of infringing when it issues in the future. To address any patent infringement claims, we may have to enter into royalty or licensing agreements on disadvantageous commercial terms. We may also have to incur significant legal expenses to ascertain the risk of infringing a patent and the likelihood of that patent being valid. A successful claim of patent infringement against us, and our failure to license the infringed or similar technology, would harm our business. In addition, any infringement claims, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business.

  We rely on a license of encryption technology from RSA Data Security, Inc. The license from RSA is perpetual unless terminated by either party as the result of a material breach or insolvency or, at our election, for convenience.

  As a member of several groups involved in setting standards for the industry, the WAP Forum, for example, we have agreed to license our intellectual property to other members of those groups on fair and reasonable terms to the extent that the intellectual property is essential to implementing the specifications promulgated by those groups. Each other member of the groups has entered into a reciprocal agreement.

Employees

  As of June 30, 2000, we had a total of 875 employees. None of our employees is covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Properties.

  Our principal offices are located in Redwood City, California in four buildings aggregating 115,000 square feet under leases expiring in March and May of 2005. We have renewal options on two buildings for another five-year term. Our Belfast, Ireland office totals 20,000 square feet under a lease which expires in July 2014, with an option to terminate in 2009. We also lease space for our offices in London, Newbury, Copenhagen, Paris, Madrid, Rome, Mexico City, Hong Kong, Seoul and Tokyo.

  In March 2000, the Company entered into a lease for approximately 280,000 square feet of office space in Redwood City, California, that is under construction and is expected to be completed in the year 2001. The lease is for a period of twelve years from the commencement date of the lease and has two five-year renewal options.

Item 3. Legal Proceedings.

  In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco California, alleging and seeking a court order declaring that U.S. Patent No. 5,327,529, assigned to Geoworks is not infringed by us and that the patent is also invalid and unenforceable. We took this action in response to Geoworks attempt to require industry participants to obtain licenses under the Geoworks patent. On

June 15, 2000, Geoworks filed an answer to our complaint and asserted a counterclaim against us alleging that we infringe the patent and seeking various forms of relief. We deny Geoworks' allegations and while we intend to pursue our position vigorously, the outcome of any litigation is uncertain, and we may not prevail. Additionally, we may incur substantial expenses in defending against this claim. Should we be found to infringe the Geoworks patent, we may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If we were unable to obtain a license on commercially reasonable terms, we may not be able to proceed with development and sale of some of our products.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

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

                                                              High       Low
                                                            --------- ---------
   1999
     Period from June 11, 1999 to June 30, 1999............ $ 32.7813 $  8.0000

                                                              High       Low
                                                            --------- ---------
   2000
     First Quarter......................................... $ 92.6562 $ 19.8125
     Second Quarter........................................ $175.0000 $ 74.8125
     Third Quarter......................................... $208.0000 $100.5000
     Fourth Quarter........................................ $160.6250 $ 50.0000

  The closing sale price of the common stock as reported on the Nasdaq National Market on July 31, 2000 was $79.875 per share. As of that date there were 600 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

  The market price of the common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the common stock.

Dividend Policy

  The Company has never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current equipment loan prohibit us from paying dividends without our lender's consent.

Changes in Securities and Use of Proceeds

  On June 10, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-75219) was declared effective by the Securities and Exchange Commission, pursuant to which 9,200,000 shares of our common stock were offered and sold for our account at a price of $8.00 per share, generating aggregate net proceeds of $66.8 million. The managing underwriters were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and U.S. Bancorp Piper Jaffray Inc.

  On November 16, 1999, in connection with our secondary offering, a Registration Statement on Form S-1 (No. 333-89879) was declared effective by the Securities and Exchange Commission, pursuant to which 3,041,500 shares of our common stock were offered and sold for our account at a price of $135.00 per share, generating aggregate net proceeds of $390.4 million. The managing underwriters were Credit Suisse First Boston Corporation, Goldman, Sachs and Co., Hambrecht & Quist, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc., and Bank of America Securities LLC.

  On October 26, 1999, in connection with our acquisition of APiON Telecom Limited, or APiON, we issued 2,393,026 shares of our common stock to the existing stockholders of APiON in exchange for all of the outstanding shares of capital stock of APiON. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof. The recipients of the securities represented their intentions to acquire the securities for investment only, had access to all relevant material information regarding the Company necessary to evaluate the investment and were either accredited investors, had sufficient knowledge and experience to evaluate the investment, or relied upon a purchaser representative.

  On October 27, 1999, in connection with our acquisition of substantially all of the assets of Angelica Wireless ApS, or Angelica, we issued 16,000 shares of our common stock to existing employees of Angelica contingent upon their continued employment with Phone.com. The actual number of shares issued in connection with the transaction is subject to reduction to the extent that certain key employees do not remain with us for a period of time from at least one to three years. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. We received reasonable assurances that the investors acquired the securities for investment only. In addition, the recipients of the securities had access to all relevant material information regarding the Company necessary to evaluate the investment and were either accredited investors, had sufficient knowledge and experience to evaluate the investment, or relied upon a purchaser representative.

  On February 8, 2000, in connection with our acquisition of AtMotion, Inc., or AtMotion, we issued 2,280,287 shares of our common stock to the existing stockholders of AtMotion in exchange for all of the outstanding shares of capital stock of AtMotion. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of
Section 3(a)(10) because the California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California Corporations Code to issue the securities.

  On March 4, 2000, in connection with our acquisition of Paragon Software (Holdings) Limited, or Paragon, we issued 3,051,016 shares of our common stock to the existing stockholders of Paragon in exchange for all of the outstanding shares of capital stock of Paragon. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act , by virtue of
Section 4(2) thereof. The recipients of the securities represented their intentions to acquire the securities for investment only, had access to all relevant material information regarding the Company necessary to evaluate the investment and were either accredited investors, had sufficient knowledge and experience to evaluate the investment, or relied upon a purchaser representative.

  On April 14, 2000, in connection with our acquisition of Onebox.com, Inc., or Onebox, we issued 6,207,865 shares of our common stock to the existing stockholders of Onebox in exchange for all of the outstanding shares of capital stock of Onebox. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) because the California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California Corporations Code to issue the securities.

  On May 4, 2000, in connection with our acquisition of Velos 2 S.r.l., or Velos, we issued 18,000 shares of our common stock to the existing stockholders of Velos in exchange for all of the outstanding shares of capital stock of Velos. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof. We received reasonable assurances that the investors were acquiring the securities for investment only. In addition, the recipients of the securities had access to all relevant material information regarding the Company necessary to evaluate the investment and were either accredited investors, had sufficient knowledge and experience to evaluate the investment, or relied upon a purchaser representative.

  On June 14, 2000, in connection with our acquisition of MyAble, Inc., or MyAble, we issued 193,873 shares of our common stock to the existing stockholders of MyAble in exchange for all of the outstanding shares of capital stock of MyAble. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act, by virtue of Section 4(2) thereof. The recipients of the securities of the securities represented their intentions to acquire the securities for investment only, had access to all relevant material information regarding the Company necessary to evaluate the investment and were either accredited investors, had sufficient knowledge and experience to evaluate the investment, or relied upon a purchaser representative.

  As of June 30, 2000, we have used part of the net proceeds from the initial offering to fund capital expenditures of approximately $20 million, including the acquisition of computer and communication systems, operating losses of approximately $16 million, and costs of approximately $32 million relating to our acquisitions during the year ended June 30, 2000.

Item 6. Selected Consolidated Financial Data.

  The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 1998, 1999 and 2000, and the consolidated balance sheet data as of June 30, 1999 and 2000 are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 1996 and 1997 and the consolidated balance sheet data as of June 30, 1996, 1997 and 1998 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Years Ended June 30,
                              ------------------------------------------------
                               1996     1997      1998      1999       2000
                              -------  -------  --------  --------  ----------
                                 (In thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenues:
  License...................  $   --   $    80  $    522  $  5,229  $   43,729
  Maintenance and support
   services.................      --       212     1,683     5,921      14,548
  Consulting services.......      --       --        --      2,292      10,450
                              -------  -------  --------  --------  ----------
    Total revenues..........      --       292     2,205    13,442      68,727
                              -------  -------  --------  --------  ----------
Cost of revenues:
  License...................      --        87        95       371       4,233
  Maintenance and support
   services.................      --       266     1,063     3,022      10,437
  Consulting services.......      --       --        --      1,146       6,156
                              -------  -------  --------  --------  ----------
    Total cost of revenues..      --       353     1,158     4,539      20,826
                              -------  -------  --------  --------  ----------
    Gross profit (loss).....      --       (61)    1,047     8,903      47,901
                              -------  -------  --------  --------  ----------
Operating expenses:
  Research and development..    1,387    3,959     5,732    13,082      37,965
  Sales and marketing.......      757    3,198     5,011    10,840      37,222
  General and
   administrative...........      522    1,237     1,801     4,432      13,492
  Stock-based compensation..      --       --        108     1,011       5,464
  Amortization of goodwill
   and other intangible
   assets...................      --       --        --        --      214,401
  In-process research and
   development..............      --       --        --        --       22,490
                              -------  -------  --------  --------  ----------
    Total operating
     expenses...............    2,666    8,394    12,652    29,365     331,034
                              -------  -------  --------  --------  ----------
    Operating loss..........   (2,666)  (8,455)  (11,605)  (20,462)   (283,133)
Interest income, net........      196      464       982     1,803      19,586
                              -------  -------  --------  --------  ----------
    Loss before income
     taxes..................   (2,470)  (7,991)  (10,623)  (18,659)   (263,547)
Income taxes................      --       --        --     (2,104)     (1,597)
                              -------  -------  --------  --------  ----------
    Net loss................  $(2,470) $(7,991) $(10,623) $(20,763) $ (265,144)
                              =======  =======  ========  ========  ==========
Basic and diluted net loss
 per share..................  $ (0.26) $ (0.84) $  (1.02) $  (1.49) $    (3.81)
                              =======  =======  ========  ========  ==========
Shares used in computing
 basic and diluted net loss
 per share..................    9,408    9,552    10,442    13,932      69,650
                              =======  =======  ========  ========  ==========

                                             As of June 30,
                              ------------------------------------------------
                               1996     1997      1998      1999       2000
                              -------  -------  --------  --------  ----------
                                             (In thousands)
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments.....  $ 5,848  $ 8,014  $ 33,464  $113,086  $  435,588
Total assets................    6,767    9,759    39,144   138,933   2,158,833
Equipment loan and capital
 lease obligations, less
 current portion............      --       --        915       498       3,291
Total stockholders' equity..    6,464    8,125    28,393    92,292   2,020,757

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

Overview

  We were incorporated in December 1994 and, from inception until June 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1995, we developed our initial technology, which enables the delivery of Internet-based services to wireless telephones. In 1996, we introduced and deployed our first products based on this technology. We first recognized license revenues in August 1996, and generated license revenues of approximately $522,000, $5.2 million and $43.7 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. We incurred net losses of approximately $10.6 million, $20.8 million and $265.1 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. Excluding amortization of goodwill and other intangibles, deferred stock compensation and charges for in-process research and development, we incurred net losses of approximately $10.5 million, $19.8 million and $22.8 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. As of June 30, 2000, we had an accumulated deficit of approximately $307.1 million.

  To provide a worldwide standard for the delivery of Internet-based services over mass-market wireless telephones, we co-founded the WAP Forum in 1997. In February 1998, the WAP Forum published technical specifications for application development and product interoperability based substantially on our technology and on Internet standards. Leading network operators, telecommunications device and equipment manufacturers and software companies worldwide have sanctioned the specifications promulgated by the WAP Forum. In addition to the standard-setting process developed by the WAP Forum, we are also currently involved in development of a standard model for over-the-air provisioning and management of wireless devices through the CDG and also with the W3C for the development of future standards in the mobile web. We anticipate that the standards developed through these initiatives will continue to increase the acceptance of Internet-based services over wireless telephones.

  We generate revenues from licenses, maintenance and support services and consulting services. We receive license revenues from licensing our software platform directly to network operators and indirectly through value-added resellers. Currently, our software platform consists of the UP.Link Server, the Mobile Management Server and the MyPhone Application Suite. As of June 30, 2000, 77 network operators have licensed our software and have commenced or announced commercial service or are in market or laboratory trials. Those customers serve over 240 million voice subscribers. Maintenance and support services revenues are from engineering and support services provided to wireless telephone manufacturers and wireless network operators. Consulting services revenues are derived from consulting services provided to network operator customers either directly by us or indirectly through resellers.

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

  Our business strategy also relies to a significant extent on the widespread propagation of UP.Browser-enabled telephones through our relationships with network operators and wireless telephone manufacturers. In order to encourage adoption of UP.Browser-enabled wireless telephones, we generally license our UP.Browser software to wireless telephone manufacturers free of per-unit royalties and other license fees and provide maintenance and support services for an annual flat fee. As of June 30, 2000, we had licensed UP.Browser to 35 wireless telephone manufacturers.

  Effective July 1, 1998, we adopted SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

  We license our UP.Link Server Suite and related server-based software products to network operators through our direct sales force and indirectly through our channel partners. Our license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses can be purchased under a perpetual license model either on an as-deployed or on a prepaid basis, or alternatively, under a monthly or quarterly time-based license model under which no perpetual license is acquired. For licenses purchased on an as-deployed basis, license revenue is generally recognized quarterly as subscribers are activated to use the services that are based on our UP.Link Server Suite and related server-based software products. For licenses purchased on a prepaid basis, prepaid license fees are recognized ratably over the period that maintenance and support services are expected to be provided unless we commit to provide the customer with future unspecified products under a subscription arrangement. Under a subscription arrangement, prepaid license fees are recognized ratably over the contractual term of the prepaid arrangement (i.e., the date the prepaid licenses expire if not used), generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. We recognize revenue from other prepaid licenses, including the related maintenance and support services provided to network operators, ratably over the lesser of the estimated life of the software or the contractual term of the arrangement, generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. For customers that license our products under the time-based license model, revenues are recognized over the respective period based on the number of the subscribers using the services that are based on our products. Revenues from consulting services provided to network operators are recognized as the services are performed.

  We recognize revenues from UP.Browser agreements with wireless telephone manufacturers ratably over the period during which the services are performed, generally one year. We provide our wireless telephone manufacturer customers with support associated with their efforts to port our UP.Browser software to their wireless telephones, software error corrections, and new releases as they become commercially available.

  Deferred revenue increased from $36.8 million as of June 30, 1999 to $77.3 million as of June 30, 2000. Deferred revenue as of June 30, 2000, was comprised of $72.9 million in prepaid fees charged to wireless network operators and $4.4 million in prepaid maintenance and other service fees charged to wireless telephone manufacturers. Despite the year over year increase in deferred revenue, we expect that deferred revenue will decline in the long term as network operators deploy services based on our products. Deferred revenues relating to prepayments by wireless network operators as of June 30, 2000, in the amount of approximately $68.8 million will be recognized over the next fifteen months. The remainder of deferred revenues relating to wireless network operators will generally be recognized over the next 12 to 30 months.

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

  International sales of products and services accounted for 48%, 68% and 73% of our total revenues in the years ended June 30, 1998, 1999 and 2000, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. In particular, a number of manufacturers have delayed commercial release of WAP-compliant wireless telephones, particularly affecting European and other markets based on the GSM standard. Risks inherent in our international business activities, include:

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

Acquisitions

  On October 26, 1999, we completed our acquisition of APiON, a company based in Belfast, Northern Ireland, in exchange for 2,393,026 shares of our common stock. In addition, we also agreed to issue cash and common stock with an aggregate value of up to approximately $14.1 million to the then current and former employees of APiON. APiON was a provider of WAP software products to GSM network operators in Europe and had expertise in GSM Intelligent Networks, wireless data and WAP technology. Former employees of APiON received consideration totaling approximately $2.2 million in cash with the remaining $4.3 million payable in our common stock on the one-year anniversary of the closing of the acquisition of APiON subject to forfeiture upon the occurrence of certain events. Current employees of APiON received approximately $2.5 million in cash with the remaining $5.1 million payable in our common stock on each of the first two anniversaries of the closing of the acquisition of APiON contingent upon continued employment. The actual number of our shares to be issued to the then current and former employees of APiON will depend upon the fair value of our common stock on the distribution date. The total purchase price for the transaction including direct acquisition costs was approximately $246.8 million.

  Common stock issued to former shareholders and cash paid to current and former employees of APiON at the closing of the acquisition was included in the purchase price. Contingent common stock issuable in the future to former employees of APiON has been treated as contingent consideration. The common stock that is issued to the former employees of APiON upon the satisfaction of certain future events will be added to goodwill and amortized over the remaining useful life, which may increase our losses in future periods. Common stock issuable in the future to current employees of APiON has been recorded as deferred stock-based compensation.

  We accounted for the acquisition of APiON as a purchase with APiON's results of operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $244.5 million, with $242.5 million attributable to goodwill, $1.7 million attributable to assembled workforce, $170,000 attributable to developed technology and $110,000 attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years with the exception of the in-process research and development, which was expensed on the acquisition date. In connection with the acquisition, we recorded deferred stock-based compensation in the amount of approximately $5.1 million, to be amortized over a two-year period.

  On October 27, 1999, we acquired substantially all of the assets of Angelica, including all software technology, intellectual property and certain customer agreements, and excluding the assumption of liabilities. Angelica is a developer of WAP software products complementary to our MyPhone application suite software. Total consideration paid, including direct acquisition costs, was approximately $2.0 million. In addition, we also agreed to issue approximately 16,000 shares of our common stock to employees of Angelica with an aggregate value of approximately $1.7 million, subject to certain forfeiture conditions dependent on continued employment. We accounted for the acquisition as a purchase with Angelica's results of operations included from the acquisition date. Approximately $2.0 million was allocated to goodwill, which is being amortized on a straight line basis over a period of three years. In addition, we recorded deferred stock-based compensation in the amount of approximately $1.7 million, which is being amortized on an accelerated basis over the vesting period of 36 months.

  On February 8, 2000, we acquired all of the outstanding common and redeemable convertible preferred stock of AtMotion, in exchange for 2,280,287 shares of our common stock. We also assumed all of the outstanding options and warrants of AtMotion. AtMotion is a provider of Voice Portal technology. Total consideration paid was approximately $287.2 million. The acquisition was accounted for as a purchase with AtMotion's results of operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $286.1 million, with $242.9 million attributable to goodwill, $655,000 attributable to assembled workforce and $42.5 million attributable to developed technology. These assets are being amortized on a straight-line basis over a period of three years. In addition, we expect to incur significant additional expenses in developing, integrating and commercializing the acquired technology, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues and cannot be certain that our business model for the incorporation of the AtMotion technology will result in significant revenues or profitability.

  On March 4, 2000, we acquired all of the oustanding common and convertible preferred stock of Paragon, a company incorporated in England and Wales, in exchange for 3,051,016 shares of our common stock. We also assumed all of the outstanding options of Paragon. Paragon is a provider of data synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. We plan to extend the Paragon technology to WAP-based over-the-air synchronization to meet phone user's needs for simpler synchronization of information between the mobile phone, PC applications, and Internet information services, whether or not the phone users are on-line. Total consideration paid was approximately $453.7 million in our common stock in addition to a cash payment of $3.6 million. Additional cash payments of approximately $3.9 million will be allocated among certain employees of Paragon within one year of the acquisition. There were also transaction costs in connection with the purchase of approximately $11.6 million. The acquisition was accounted for as a purchase with Paragon's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $483.7 million, with $455.1 million attributable to goodwill, $980,000 attributable to assembled workforce, $7.2 million attributable to developed technology, $2.3 million attributable to non-compete agreements and $18.1 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the in-process research and development, which was expensed on the acquisition date. In addition, we expect to incur significant additional expenses in developing, integrating and commercializing the acquired technology, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues and cannot be certain that our business model for the incorporation of the Paragon technology will result in significant revenues or profitability. On August 11, 2000, we accelerated a cash payment of $17.0 million to a former shareholder of Paragon that was originally due one year from the original purchase date of March 4, 2000 (see Note 5 and Note 10 to the Consolidated Financial Statements). The payment was accelerated in conjunction with the former shareholder's separation from our Company.

  On April 14, 2000, we acquired all of the outstanding common and preferred stock of Onebox, a wireless communications application service provider offering users unified e-mail, voicemail and facsimile, in exchange for 6,207,865 shares of our common stock. We also assumed all of the outstanding options of Onebox, which is based in San Mateo, California. Total consideration paid was approximately $814.7 million, including estimated transaction costs of approximately $16.8 million. The acquisition was accounted for as a purchase with Onebox's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $814.1 million, with $789.7 million attributable to goodwill, $590,000 attributable to assembled workforce, $14.7 million attributable to developed technology, $4.8 million attributable to non-compete agreements and $4.3 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date. In addition, while the technology that we acquired as a result of our Onebox acquisition now forms a part of our MyPhone application suite, we expect to continue to incur significant sales and marketing expenses in advance of generating significant revenues and cannot be assured that the incorporation of the Onebox technology will result in significant revenues or profitability.

  On May 4, 2000, we acquired all of the outstanding common stock of Velos, a company based in Milan, Italy, in exchange for 8,134 shares of our common stock valued at approximately $579,000 plus a cash payment and direct transaction costs totaling approximately $350,000. The acquisition was accounted for as a purchase with Velos' results of operations included from the date of acquisition. Approximately $929,000 was allocated to goodwill, which is being amortized on a straight-line basis over a period of three years. In addition, we issued an additional 9,866 shares of common stock contingent on future employment, which resulted in deferred stock-based compensation in the amount of approximately $1.2 million, to be amortized over a three-year period.

  On June 14, 2000, we acquired all of the outstanding common stock of MyAble, a company based in Palo Alto, California, in exchange for 193,873 shares of our common stock. We also assumed all of the outstanding options of MyAble. MyAble is a provider of hosted personalization services for wireline and wireless web technologies. Total consideration paid was approximately $18.4 million. The acquisition was accounted for as a purchase with MyAble's results of operations included from the date of acquisition. Approximately $18.4 million was allocated to goodwill, which is being amortized on a straight-line basis over a period of three years.

  The amount expensed to purchased research and development in the fiscal year ended June 30, 2000 arose from the purchase acquisitions of Paragon and Onebox (see Note 5 to the Consolidated Financial Statements).

  At the time of the acquisitions, the estimated aggregate fair value of Paragon's and Onebox's research and development efforts that had not reached technological feasibility as of the acquisition date and, as of that date, had no alternative future uses was estimated to be approximately $18.1 million and $4.3 million, respectively, and was expensed at the date of acquisition. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. Paragon and Onebox each had one project considered to be in-process technology at the time of the acquisitions.

  These projects were for Paragon's over-the-air synchronization product, which would allow a user to synchronize information between their PIM, cellular phone and PDA devices at the touch of a button without requiring the use of a cord or other linking device, and Onebox's productization of integrated messaging services for wireless and wireline telecommunications providers, ISP's and Web-based businesses. The products of Paragon and Onebox are due for completion in our fiscal 2001 period.

  The percentage completion of these projects at the time of acquisition were as follows:

     Over-the-air synchronization product...................................  40%
     Productization of integrated messaging service.........................  77%

  The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk-adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time.

  The revenue projection used to value the in-process research and development is based on units sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for the in-process development projects were assumed to increase from product release through 2003 and decline significantly in 2004.

  Gross profit for the over-the-air synchronization project was assumed to be 84% in 2001 and between 81% and 85% from 2002 through 2004. Gross profit for the productization of the integrated messaging service project was assumed to be 68% in 2000 and between 87% and 89% from 2001 through 2002. These projections were based on previous experience with similar products.

  Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses, administrative expenses, and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flows estimates were adjusted to allow for fair return on working capital and fixed assets. For Paragon, a 25% discount rate was used to discount the net cash flows back to their present value. For Onebox, a 22% discount rate was used to discount the net cash flows back to their present value. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects. Total estimated costs to complete Paragon's project as of the acquisition date was approximately $395,000. Total estimated costs to complete Onebox's project as of the acquisition date was approximately $1.1 million.

  On August 9, 2000, we announced our intention to merge with Software.com (see Note 10 to the Consolidated Financial Statements). Software.com is a leading provider of platforms, applications and services that enable the delivery of Internet-based services to mass-market wireline devices. If completed, we expect that the combined company will be a leading provider of highly scalable infrastructure and application software enabling the delivery of e-mail, voicemail, unified messaging, directory and wireless Internet access for IP-based networks. We further expect that the combined company will benefit from cross-sell and up-sell opportunities through the combined existing relationships with major communications service providers worldwide. If completed, the merger with Software.com will result in new business risks and integration challenges common in all mergers. For example, our ability to successfully integrate the two companies will depend in part on our ability to retain key personnel who are knowledgeable about our businesses. In addition, our ability to continue to adequately operate and grow our existing businesses will depend on our ability to retain existing customers and attract new customers to the combined company's products. If we are unable to do so, it could have a negative impact on our consolidated results.

Fiscal Years Ended June 30, 1998, 1999 and 2000

 License Revenues

  License revenues increased from $522,000 in the fiscal year ended June 30, 1998 to $5.2 million in the fiscal year ended June 30, 1999, and $43.7 million in the fiscal year ended June 30, 2000. The increase in license revenues was due primarily to the launch of wireless Internet-based services by an increasing number of network operators. The increase in license revenues in fiscal 2000 was due primarily to the launch by Omnitel, Sprint and other wireless network operators in the United States, as well as the ongoing satisfaction of our deployment obligations related to AT&T. In total, we recognized license revenues from approximately 50 wireless network operator customers in North America, Europe, Asia and other parts of the world.

 Maintenance and Support Services Revenues

  Maintenance and support services revenues increased from $1.7 million in the fiscal year ended June 30, 1998 to $5.9 million in the fiscal year ended June 30, 1999, and $14.5 million in the fiscal year ended June 30, 2000. The increase in maintenance and support services revenues reflects an increase in services provided to wireless telephone manufacturers and increased installation and support fees from network operators. Of the increase from fiscal 1999 to fiscal 2000, approximately $6.6 million was attributable primarily to increased demand for maintenance and engineering support services by wireless telephone manufacturers, and approximately $2.0 million was attributable to maintenance and support services provided to wireless network operators.

 Consulting Services Revenues

  Consulting services revenues increased from $2.3 million for the fiscal year ended June 30, 1999 to $10.5 million for the fiscal year ended June 30, 2000. The increase in consulting services revenues was primarily due to the increased number of wireless network operators who have licensed our technology and engaged us to perform integration services relating to their commercial launches of our technology. No consulting services revenues were earned in the fiscal year ended June 30, 1998.

 Cost of License Revenues

  Cost of license revenues consists primarily of third-party license and support fees. Cost of license revenues increased from $95,000 in the fiscal year ended June 30, 1998 to $371,000 in the fiscal year ended June 30, 1999, and $4.2 million in the fiscal year ended June 30, 2000. As a percentage of license revenues, cost of license revenues in the fiscal years ended June 30, 1998, 1999 and 2000 was 18%, 7% and 10%, respectively. The decrease as a percentage of license revenues for fiscal 1999 was attributable primarily to higher license revenues for fiscal 1999 and to the amortization of fixed maintenance fees relating to third party software licenses. The cost of license revenues increased for the fiscal year ended June 30, 2000 as a percentage of license revenues due to the acquisition of Onebox and the inclusion of its costs associated with the operation of its data center in cost of license revenues under the ASP model. Under an ASP model, certain costs such as the depreciation costs associated with operating a data center are charged to cost of license revenues. We expect that cost of license revenues will continue to vary as a percentage of license revenues from period to period.

 Cost of Maintenance and Support Services Revenues

  Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to network operators and engineering and support services to wireless telephone manufacturers. The engineering and support services performed for wireless telephone manufacturers include assistance relating to integrating our UP.Browser software into the manufacturers' wireless telephones. Cost of maintenance and support services revenues increased from $1.1 million in the fiscal year ended June 30, 1998 to $3.0 million in the fiscal year ended June 30, 1999, and $10.4 million in the fiscal year ended June 30, 2000. As a percentage of maintenance and support services revenues, cost of maintenance and support services revenues in the fiscal years ended June 30, 1998, 1999 and 2000 was 63%, 51% and 72%, respectively. The margin decrease associated with the growth in cost of maintenance and support services revenues from the fiscal year ended June 30, 1999 to the fiscal year ended June 30, 2000, was attributable primarily to an increase in personnel dedicated to support a larger number of wireless telephone manufacturer customers and to increased staffing in anticipation of growth in the number of network operator customers. Gross profit on maintenance and support services increased from fiscal 1998 to fiscal 1999 due to the increase in the number of browser integration assignments for wireless telephone manufacturers, which had the effect of spreading our costs over a greater revenue base. In addition, the number of trials in progress by network operators increased during this period. We anticipate that the cost of maintenance and support services revenues will increase in absolute dollars in future operating periods.

 Cost of Consulting Services Revenues

  Cost of consulting services revenues consists of compensation and independent consultant costs for personnel engaged in our consulting services operations and related overhead. Cost of consulting services revenues increased from $1.1 million in the fiscal year ended June 30, 1999 to $6.2 million in the fiscal year ended June 30, 2000. No consulting services were performed in fiscal year 1998. As a percentage of consulting services revenues, cost of consulting services revenues in the fiscal years ended June 30, 1999 and 2000 were 50% and 59%, respectively. The decrease in gross margins associated with consulting services revenues was due to a higher mix of consulting services performed on a time and materials basis compared to the services we perform under fixed contractual arrangements. Gross profit on consulting services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the consulting assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of consulting services revenues will increase in absolute dollars as we continue to invest in the growth of our consulting operations.

 Research and Development Expenses

  Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 128% from $5.7 million in the fiscal year ended June 30, 1998 to $13.1 million in the fiscal year ended June 30, 1999 and increased 190% to $38.0 million in the fiscal year ended June 30, 2000. The increases in research and development expenses were attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will increase in absolute dollars. We further anticipate that research and development expenses will increase substantially due to product development efforts associated with all of our initiatives, including Unified Messaging. We have also added a significant number of engineering personnel through our acquisitions of APiON, Angelica, AtMotion, Paragon, Onebox and MyAble.

 Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased 116% from $5.0 million in the fiscal year ended June 30, 1998 to $10.8 million in the fiscal year ended June 30, 1999 and increased 243% to

$37.2 million in the fiscal year ended June 30, 2000. These increases resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas. In addition, we expect that sales and marketing expenses will increase as a result of the addition of sales and marketing personnel in connection with the acquisitions of APiON, AtMotion, Paragon, Onebox, Velos and MyAble.

 General and Administrative Expenses

  General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased 146% from $1.8 million in the fiscal year ended June 30, 1998 to $4.4 million in the fiscal year ended June 30, 1999 and increased 204% to $13.5 million in the fiscal year ended June 30, 2000. The increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

 Stock-Based Compensation

  Stock-based compensation expense totaled $108,000, $1.0 million and $5.5 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Some stock options granted and restricted stock issued during the fiscal years ended June 30, 1998, 1999 and 2000, resulted in the recognition of deferred stock-based compensation. Total deferred stock-based compensation associated with these equity arrangements amounted to $2.4 million related to stock options granted and restricted stock issued from October 1997 through June 1999. Of the total deferred stock-based compensation recorded through June 1999, $108,000, $1.0 million, and $696,000 was amortized in the fiscal years ended June 30, 1998, 1999 and 2000, respectively. In November, 1999, a stock option award was made to a new employee at a price discounted from the then-current fair market value of our stock, giving rise to deferred stock-based compensation in the amount of $2.8 million. For the year ended June 30, 2000, we recognized stock-based compensation expense related to this award in the amount of $1.3 million. We expect amortization of approximately $1.3 million, $0.6 million and $0.3 million in the fiscal years ending June 30, 2001, 2002 and 2003, respectively, relating to the amortization of the deferred stock-based compensation associated with stock options granted and restricted stock issued from October 1997 through June 2000.

  In connection with our acquisition of APiON in October 1999, we recorded additional deferred stock-based compensation of approximately $5.1 million. For the year ended June 30, 2000, we recognized stock-based compensation expense related to APiON in the amount of $2.6 million, and we expect amortization of approximately $2.1 million and $0.4 million the fiscal years ending June 30, 2001 and 2002, respectively. In connection with our acquisition of Angelica in October 1999, we recorded additional deferred stock-based compensation of approximately $1.7 million. For the year ended June 30, 2000, we recognized stock-based compensation expense related to Angelica in the amount of $818,000, and we expect amortization of approximately $0.7 million and $0.2 million in the fiscal years ending June 30, 2001 and 2002, respectively. In connection with our acquisition of Velos in June 2000, we recorded additional deferred stock-based compensation of approximately $1.2 million. For the year ended June 30, 2000, we recognized stock-based compensation expense related to Velos in the amount of $145,000, and we expect amortization of approximately $0.8 million and $0.3 million in the fiscal years ending June 30, 2001 and 2002, respectively. We may in the future issue stock options with exercise prices below the then fair market value, which would increase deferred stock-based compensation.

 Amortization of Goodwill and Other Intangible Assets and In-Process Research and Development

  Amortization of goodwill and intangible assets relating to our October 1999 acquisitions of APiON and Anglica and our acquisitions of AtMotion in February 2000, Paragon in March 2000, Onebox in April 2000, Velos in May 2000 and MyAble in June 2000 aggregated $214.4 million for the year ended June 30, 2000. In connection with the APiON acquisition, we recorded goodwill and other intangible assets of approximately $244.4 million, which is being amortized on a straight-line basis over a three-year period. We also recorded an immediate expense of $110,000 relating to in-process research and development in connection with the APiON acquisition. In connection with the Angelica acquisition, we recorded goodwill of approximately $2.0 million, which is being amortized on a straight-line basis over a three-year period. In connection with the AtMotion acquisition, we recorded goodwill and other intangible assets of approximately $286.1 million, which is being amortized on a straight-line basis over a three-year period. In connection with the Paragon acquisition, we recorded goodwill and other intangible assets of approximately $465.6 million, which is being amortized on a straight-line basis over a three-year period. We also recorded an immediate expense of $18.1 million relating to in-process research and development in connection with the Paragon acquisition. In connection with the Onebox acquisition, we recorded goodwill and other intangible assets of approximately $809.8 million, which is being amortized on a straight-line basis over a three-year period. We also recorded an immediate expense of $4.3 million relating to in-process research and development in connection with the Onebox acquisition. In connection with the Velos acquisition, we recorded goodwill of approximately $929,000, which is being amortized on a straight-line basis over a three-year period. In connection with the MyAble acquisition, we recorded goodwill of approximately $18.4 million, which is being amortized on straight-line basis over a three-year period. We expect amortization of approximately $609.1 million, $609.1 million and $394.8 million in the fiscal years ending June 30, 2001, 2002 and 2003, respectively, relating to the amortization of goodwill and other intangible assets. In addition, we may have additional acquisitions in future periods which could give rise to additional goodwill or other intangible assets being acquired. If we acquire additional goodwill or other intangible assets, our acquisition-related amortization may increase in future periods.

 Interest Income, Net

  Net interest income was $982,000, $1.8 million and $19.6 million in the fiscal years ended June 30, 1998, 1999 and 2000, respectively. The year-to-year increases resulted primarily from earnings on rising cash, cash equivalent and short-term investment balances as a result of our private placement financings in February 1998 and March 1999, our initial public offering in June 1999 and our secondary public offering in November 1999, partially offset in the fiscal years ended June 30, 1998, 1999 and 2000 by interest expense related to obligations under capital leases and our equipment loan.

 Income Taxes

  Income tax expense of $2.1 million and $1.6 million for the fiscal years ended June 30, 1999 and 2000, consisted of foreign withholding taxes. Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of June 30, 2000, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $192 million and $96 million, respectively. In addition, the Company has federal and California research and development credit carryforwards of approximately $4.9 million and $3.9 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2020 if not utilized. The California net operating loss carryforwards will expire from 2004 through 2006 if not utilized. The California research and development credit carryforwards can be carried forward indefinitely. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in our ownership that constitutes an "ownership change," as defined in Section 382 of the Internal Revenue Code. If we have an ownership change, the ability to utilize the stated carryforwards could be significantly reduced. See Note 7 of Notes to the Consolidated Financial Statements.

  As of June 30, 2000, we had net deferred tax assets of $63.9 million, which were fully offset by a valuation allowance. Deferred tax assets consist principally of the federal and state net operating loss carryforwards, start-up expenditures capitalized for tax purposes, accruals and reserves not currently deductible for tax purposes, research and development credits and foreign tax credit carryforwards. Deferred tax liabilities resulted from our acquisitions during the year ended June 30, 2000, due to a difference in the financial statement and tax basis of net assets acquired. In addition, we have provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of these deferred tax assets. Accordingly, no tax benefit was recorded in the accompanying consolidated statements of operations.

  Approximately $49.2 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized. The benefit from approximately $5.8 million of the total $7.5 million valuation allowance for the deferred tax asset related to research and development credit carryforwards will be allocated to additional paid-in capital when and if subsequently realized.

Liquidity and Capital Resources

  Since inception, we have financed our operations through private sales of convertible preferred stock which totaled $66.0 million in aggregate net proceeds through March 31, 1999, through our initial public offering in June 1999, which generated net proceeds of approximately $66.8 million, and through our secondary public offering in November 1999, which generated net proceeds of approximately $390.4 million. As of June 30, 2000, we had $435.6 million of cash, cash equivalents and short-term investments and working capital of $356.8 million.

  Net cash used for operating activities was $5.1 million, $917,000 and $1.4 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. For each of the fiscal years ended June 30, 1998, 1999 and 2000, cash used for operating activities was attributable primarily to net losses and an increase in accounts receivable offset in part by non-cash expenses such as acquisition-related amortization charges and depreciation, increases in accounts payable and accrued liabilities, and increases in deferred revenue. For the fiscal year ended June 30, 2000, accounts receivable increased by approximately $22.3 million. This increase was due to increased sales to both wireless telephone manufacturers and network operators. Accrued liabilities increased by approximately $8.7 million for the fiscal year ended June 30, 2000, excluding acquisition-related accruals. Deferred revenue increased by approximately $38.5 million for the fiscal year ended June 30, 2000, primarily as a result of increased deferred license prepayments by network operators.

  Net cash used for investing activities was $18.0 million, $15.2 million and $396.2 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. For the fiscal year ended June 30, 2000, our primary use of cash was for increased purchases of short-term and restricted investments in the amount of $544.6 million, partially offset by the sale of short-term investments in the amount of $200.1 million. We also continued to make investments in property and equipment in the amount of $20.1 million and used $31.6 million of cash as part of the cost of acquiring APiON, Angelica, AtMotion, Paragon, Onebox, Velos and MyAble.

  Net cash provided by financing activities was $31.7 million, $83.2 million and $396.9 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. Cash provided by financing activities in fiscal years 1998 and 1999 was primarily attributable to proceeds from the issuance of preferred stock. In addition, in June 1999, we completed an initial public offering of 9,200,000 shares of our common stock at a public offering price of $8.00 per share, which resulted in net proceeds to us of approximately $66.8 million. In November 1999, we completed a secondary public offering of 3,041,500 shares of our common stock at a public offering price of $135.00 per share, which resulted in net proceeds to us of approximately $390.4 million. All of the outstanding shares of convertible preferred stock were automatically converted into shares of common stock upon the closing of the initial public offering in June 1999.

  As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans and capital lease obligations. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California, that is under construction and is expected to be completed in the year 2001. Lease terms require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease term is for a period of twelve years from the commencement date of the lease. The agreement required that we provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, we have guaranteed the letter of credit and have pledged approximately $20.7 million, or 125% of the letter of credit, as required, of cash equivalents and investments to be held in trust as security for the letter of credit. The restricted cash and investments held in trust under this agreement are earning approximately 6.7% interest and the resulting income earned is not subject to any restrictions. The lease further requires that we pay leasehold improvements which are expected to be at least $15 million over the next year. Although we have no material other commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. See Note 6 of Notes to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standars Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 effective July 1, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation of SAB 101. We must adopt SAB 101 no later than the fourth quarter of fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, it may have on our financial position or results of operations.

  In March 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software

Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We will be required to adopt EITF Issue No. 00-2 in our first fiscal quarter, beginning after June 30, 2000. We are in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on our consolidated financial position or results of operations.

  In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We will be required to adopt EITF Issue No. 00-2 in our first fiscal quarter, beginning after June 30, 2000. Management does not believe the adoption of EITF Issue No. 00-3 will have a material effect on our consolidated financial position or results of operations.

  In March 2000, the FASB issued Interpretation No. 44, or FIN 44, an interpretation of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. We do not anticipate that the adoption of FIN 44 will have a significant impact on our consolidated financial position or results of operations. We adopted FIN 44 effective July 1, 2000.

Year 2000 Readiness Disclosure

  With the changeover to the year 2000, we did not experience any disruption to our operations, as a result of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize or process date-sensitive information. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. There can be no assurance that there will not be future complications arising from Year 2000 issues.

Factors That May Affect Future Results

  In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects.

Our future profitability is uncertain because we have a limited operating history.

  Because we commenced operations in December 1994 and commercially released our first products in June 1996, we only have a limited operating history on which you can base your evaluation of our business. In addition, until our 1999 fiscal year, we have had less than $2.25 million in annual revenue, which represents a small percentage of our future anticipated annual revenues.

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

  .  our lengthy sales cycle;

  . our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental network operator customer;

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

We may be unable to successfully integrate acquired companies into our business or achieve the expected benefits of the acquisitions.

  Our acquisitions of AtMotion and Paragon, which were completed in February 2000 and March 2000, respectively, our acquisition of Onebox, which was completed in April 2000, and our pending merger with Software.com, our largest business combination to date, which was announced in August 2000, will require integrating the products, business and operations of these companies with our company. We may not be able to successfully assimilate the personnel, operations and customers of these companies into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisitions, including product integration, marketing, product development, distribution and other operational synergies.

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

If we fail to complete the merger with Software.com or if we do not successfully integrate the combined companies, the market price of our common stock may decline.

  The merger of Software.com with us is subject to certain contingencies. If the merger is not completed for any reason, the market price of our common stock may decline to the extent that the current market price of our shares reflect a market assumption that the merger will be completed. Additionally, if we do not successfully integrate the combined companies, the market price of our common stock may decline.

Any future merger or acquisition of companies or technologies may result in disruptions to our business and/or the distraction of our management.

  In addition to our pending merger with Software.com, we may acquire technologies or companies in the future. Entering into any business combination entails many risks, any of which could materially harm our business, including:

  .  diversion of management's attention from other business concerns;

  . failure to assimilate the combined companies with pre-existing businesses;

  . potential loss of key employees from either our pre-existing business or the merged or acquired business;

  . dilution of our existing stockholders as a result of issuing equity securities; and

  .  assumption of liabilities of the merged or acquired company.

  To date, we have completed acquisitions of seven companies or their assets, consisting of APiON, Angelica Wireless, AtMotion, Paragon, Onebox, Velos and MyAble and have pending our merger with Software.com. We may merge with or acquire other complementary businesses and technologies in the future. We may not be able to identify other future suitable merger or acquisition candidates, and even if we do identify suitable candidates, we may not be able to make these transactions on commercially acceptable terms, or at all. If we do merge with or acquire other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future merger or acquisition, we will likely face the same risks as discussed above. Further, we may have to incur debt or issue equity securities to pay for any future merger or acquisition, the issuance of which could be dilutive to our existing stockholders.

We may not be successful in making strategic investments.

  In the future we may make strategic investments in other companies. Some of these investments may be made in immature businesses with unproven track records and technologies, and may have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments.

Our sales cycle is long, and our stock price could decline if sales are delayed or cancelled.

  Quarterly fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between six and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. For example, many of our prospective customers have neither budgeted expenses for the provision of Internet-based services to wireless subscribers nor specifically dedicated personnel for the procurement and implementation of our products and services. As a result, we spend a substantial amount of time educating customers regarding the use and benefits of our products and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Further, the emerging and evolving nature of the market for Internet-based services via wireless telephones may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline.

Our success depends on acceptance of our products and services by network operators and their subscribers.

  From inception through June 30, 2000, we have generated a significant portion of our total cumulative revenues from fees paid to us by wireless telephone manufacturers that embed our browser in their wireless telephones. However, our future success depends on our ability to increase revenues from sales of our UP.Link Server Suite and related server-based software and services to new and existing network operator customers and on market acceptance of new products and services, including our MyPhone wireless Internet portal framework and related server-based communications applications software products, and we may not be able to achieve widespread adoption of these products and services by these customers. This dependence is exacerbated by the relatively small number of network operators worldwide. To date, only a limited number of network operators have implemented and deployed services based on our products. We cannot assure you that network operators will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

The market for the delivery of Internet-based services through wireless telephones is rapidly evolving, and we may not be able to adequately address this market.

  The market for the delivery of Internet-based services through wireless telephones is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of Internet-based services through wireless telephones. As a result, the life cycle of our products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, in which case our business would suffer. In addition, we cannot predict the rate of adoption by wireless subscribers of these services or the price they will be willing to pay for these services. As a result, it is extremely difficult to predict the pricing of these services and the future size and growth rate of this market.

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

  To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of network operators and wireless telephone manufacturers. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues for each quarter for the foreseeable future. Any failure by us to capture a significant share of those customers could materially harm our business. For example, during the fiscal year ended June 30, 1999, AT&T Wireless Services accounted for approximately 17% of our total revenues, and DDI Corporation accounted for approximately 14% of our total revenues. For the year ended June 30, 2000 AT&T Wireless Services and DDI Corporation accounted for 6% and 18%, respectively, of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

If wireless telephones are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

  We have focused our efforts on mass-market wireless telephones as the principal means of delivery of Internet-based services using our products. If wireless telephones are not widely adopted for mobile delivery of Internet-based services, our business would suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while wireless telephones historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based services in a rapidly evolving industry represents a significant risk to a dominant product emerging. If mobile individuals do not adopt wireless telephones as a means of accessing Internet-based services, our business would suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

If widespread integration of browser technology does not occur in wireless telephones, our business could suffer.

  Because our current UP.Link Server Suite and related server-based software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use UP.Browser-enabled wireless telephones in order to fully utilize these features and functionality. Additionally, we expect that future versions of our UP.Link Server Suite and related server-based software will offer features and functionality that are compatible with the specifications promulgated by the

WAP Forum. Our business could suffer materially if widespread integration of UP.Browser or WAP-compliant third-party browser software in wireless telephones does not occur. All of our agreements with wireless telephone manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless telephones. We may not succeed in maintaining and developing relationships with telephone manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless telephone manufacturers may not produce products using UP.Browser in a timely manner and in sufficient quantities, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Our strategy for the MyPhone business model is subject to uncertainties, and we may not be able to generate sufficient revenues to achieve profitability.

  In September 1999, we announced our MyPhone service. We offer MyPhone as an OEM service to enable network operators to create branded mobile Internet portals for their subscribers, and we do not currently intend to develop our own branded portal site. We also offer MyPhone as software products that network operators can license from us and host themselves. We have limited experience in developing mobile Internet portals, and we may not be successful in executing our business strategy for the MyPhone service and products. The success of MyPhone will depend on a number of factors, including the successful transition from offering MyPhone as a hosted service to also offering MyPhone products, the adoption of MyPhone by network operators, our ability to provide compelling applications and services through MyPhone, and the acceptance by end users of the Myphone service from network operators. Developing these capabilities and commercializing the product offering will require us to incur significant additional expenses, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from the services and products. Furthermore, our business model for MyPhone is new and evolving. Even if we are successful in executing this strategy, we cannot be certain that our business model for the MyPhone service and products will result in sufficient revenue to achieve profitability.

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

  .  Microsoft;

  . Wireless Knowledge, a joint venture of Microsoft and Qualcomm, as well as a similar European joint venture of Microsoft and Ericsson;

  . Systems integrators, such as CMG plc, and software companies, such as Oracle Corporation and iPlanet, a Sun/Netscape alliance;

  .  Wireless network operators, such as NTT DoCoMo;

  . Providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

  . Providers of unified messaging products and services, such as Comverse and Critical Path.

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

  As we enter new markets and introduce new services, such as the MyPhone products and services, we will face additional competitors. As we enter the unified messaging market, we will face competition from established voicemail providers such as Comverse, and Internet-based unified messaging providers such as Critical Path. In the Portal Framework market, a number of companies have introduced products and services relating to mobile portals that compete with our MyPhone products and services. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies. Our FoneSync synchronization product will face competition from Motorola's TrueSync product, and product from Puma, as well as from emerging synchronization companies such as Fusion One.

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

  . effectively manage multiple relationships with various network operators, wireless telephone manufacturers, content providers, applications developers and other third parties; and

  .  successfully integrate the businesses of our acquired companies.

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

  In addition, our agreements with our distribution partners generally do not restrict the sale by them of products and services that are competitive with our products and services, and each of our partners generally can cease marketing our products and services at their option and, in some circumstances, with little notice and with little or no penalty.

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

  Our products are integrated with network operators' systems and wireless telephones. If we are unable to integrate our platform products with these third-party technologies, our business could suffer materially. For example, if, as a result of technology enhancements or upgrades of these systems or telephones, we are unable to integrate our products with these systems or telephones, we could be required to redesign our software products. Moreover, many network operators use legacy, or custom-made, systems for their general network management software. Legacy systems and certain custom-made systems are typically very difficult to integrate with new server software such as our UP.Link Server Suite. We may not be able to redesign our products or develop redesigned products that achieve market acceptance.

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

  In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging, and seeking a court order declaring, that U.S. Patent No. 5,327,529, assigned to Geoworks is not infringed by Phone.com and that the patent is also invalid and unenforceable. We took this action in response to Geoworks' attempt to require industry participants to obtain licenses under the Geoworks patent. On June 15, 2000, Geoworks filed an answer to our complaint and asserted a counterclaim against us, alleging that we infringed the patent and seeking various forms of relief. We deny Geoworks' allegations and while we intend to pursue our position vigorously, the outcome of any litigation is uncertain, and we may not prevail. Additionally, we may incur substantial expenses in defending against this claim. Should we be found to infringe the Geoworks patent, we may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If we were unable to obtain a license on commercially reasonable terms, we may not be able to proceed with development and sale of some of our products.

International sales of products is an important part of our strategy, and this expansion carries specific risks.

  International sales of products and services accounted for 73% of our total revenues for the year ended June 30, 2000. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include business, economic, political and legal risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Undetected Year 2000 problems could potentially harm our business.

  Although the date is now past January 1, 2000 and we have not experienced any material adverse impact from the transition to the Year 2000, we cannot provide assurance that our suppliers and customers have not been affected in manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may experience difficulties with future dates even though they have not experienced difficulties to date.

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

  Additionally, the market price of Software.com is subject to many of the same risks listed above. Because of our pending merger with Software.com, fluctuations in their stock price can increase the volatility in the market price of our common stock.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

  The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels or the initial public offering price regardless of our actual operating performance. Furthermore, the historical trading volume of our stock is not indicative of any future trading volume because a substantial portion of shares were not eligible for sale until recently. Therefore, if a large number of shares of our stock are sold in a short period of time, our stock price will decline. In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's time and resources, which could harm our business, financial condition, and operating results.

Our certificate of incorporation, bylaws, rights agreement and Delaware law contain provisions that could discourage a takeover.

  On August 8, 2000, in connection with our pending merger with Software.com, our board of directors declared a dividend distribution of one right for each share of our common stock outstanding on August 18, 2000. The rights are exercisable for a series of our preferred stock under certain circumstances as specified in our rights agreement dated August 8, 2000. The potential exercise of rights under the rights agreement could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. Additionally, provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition. These provisions include the following:

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

  We currently do not use financial instruments to hedge operating expenses in foreign currencies. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

  We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge our foreign currency exposure to offset the effects of changes in foreign exchange rates.

 Fixed Income Investments

  Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

  Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. As of June 30, 2000, our interest rate risk was further limited by the fact that all investments in our short-term investment portfolio had a maturity of less than one year.

  Principal amounts of short-term investments by expected maturity:

                                                                        Fair
                                 Expected maturity date                Value
                              -----------------------------           June 30,
                                2001    2002 2003 2004 2005  Total      2000
                              --------  ---- ---- ---- ---- --------  --------
                                  (in thousands, except interest rates)
   Corporate bonds........... $126,917   --   --   --   --  $126,917  $126,666
   Commercial paper..........  123,877   --   --   --   --   123,877   123,840
   Certificates of deposit...   70,823   --   --   --   --    70,823    70,845
   Federal agencies..........   37,464   --   --   --   --    37,464    37,370
                              --------  ---- ---- ---- ---- --------  --------
     Total................... $359,081   --   --   --   --  $359,081  $358,721
                              ========  ==== ==== ==== ==== ========  ========
     Weighted-average
      interest rate..........     6.50%                         6.50%
                              ========                      ========

Item 8. Financial Statements and Supplementary Data.

  See Part IV, Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

  The Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

  (1) Consolidated Financial Statements and Report of KPMG LLP, which are set forth in the Index to Consolidated Financial Statements at page F-1.

  (2) Financial Statement Schedule, which is set forth in the Index to Consolidated Financial Statements at F-1.

  (3) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated as of August 8, 2000, by and among the Registrant, Silver Merger Sub Inc. and Software.com, Inc.
          (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K dated August 17, 2000).

  2.2 Agreement and Plan of Merger, dated as of February 13, 2000, by and among the Registrant, Onyx Acquisition Corp., Onebox and Timothy
          Haley as agent of the former stockholders of Onebox.com, Inc.
          together with exhibits thereto (incorporated by reference to Exhibit
          2.1 to the Registrant's current report on Form 8-K dated May 15,
          2000).

  2.3+   Sale and Purchase Agreement dated February 8, 2000, by and among the
          Registrant, Paragon Software (Holdings) Limited and the several vendors named therein (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K dated March 17, 2000).

  2.4    Separation Agreement, dated August 1, 2000 by and among the
          Registrant, Phone.com (Newbury) Limited, Colin Calder and The Stanley
          Trustee Company Limited.

  2.5    Agreement and Plan of Merger and Reorganization, dated as of December
          21, 1999, by and among the Registrant, Mercedes Acquisition Corp.,
          AtMotion Inc. and Dixon R. Doll as agent of the former shareholders of AtMotion Inc. together with exhibits thereto (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form
          8-K dated February 24, 2000).

  2.6 Agreement dated October 11, 1999, between the Registrant and each of the shareholders of APiON (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K dated November 3,
          1999).

  2.7 Supplemental Agreement dated October 26, 1999, between the Registrant and each of the shareholders of APiON (incorporated by reference to Exhibit 2.2 to the Registrant's current report on Form 8-K dated
          November 3, 1999).

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

 10.6*   Fourth Amended and Restated Investor Rights Agreement dated March 12,
          1999.

 Exhibit
 Number                               Description
 -------                              -----------
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

 10.15*  Incentive Compensation Plan for Maurice Jeffery dated March 19, 1999.

 10.16*+ Software License and Support Agreement dated as of May 1, 1996, with
          AT&T Wireless Services, Inc., as amended.

 10.17*+ Client License Agreement dated as of January 1, 1999, with Matsushita
          Communication Industrial Co., Ltd.

 10.18   First Amendment to Lease Agreement dated June 17, 1999 by and between
          Registrant and Seaport Centre Associates, LLC.

 10.19   Employment Agreement, dated October 4, 1999 by and between the
          Registrant and Mike Mulica.

 10.20   Amendment of Offer Letter dated July 24, 2000 by and between the
          Registrant and Mike Mulica.

 10.21   Lease Agreement dated January 21, 2000 for offices at 101 Saginaw and
          595 Penobscot by and between the Registrant and Metropolitan Life
          Insurance Company.

 21      Subsidiaries of the Registrant.

 23.1    Consent of KPMG LLP, independent auditors.

 24.1    Power of Attorney (see page 47).

 27.1    Financial Data Schedule.

--------
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-75219).

+ Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in these exhibits.

  (b) Reports on Form 8-K

1. On November 3, 1999, the Company filed a Form 8-K with respect to the Company's acquisition of the outstanding shares of capital stock of APiON Telecoms Ltd., a telecommunications software company registered in Northern Ireland.

2. On February 24, 2000, Phone.com, Inc. filed a Form 8-K to report that it had consummated its acquisition of AtMotion, Inc.

3. On March 17, 2000, Phone.com, Inc. filed a Form 8-K to report that it had consummated its acquisition of Paragon Software (Holdings) Limited, a private limited company incorporated in England and Wales.

4. On April 24, 2000, Phone.com, Inc. filed a report on Form 8-K/A to provide certain financial information required in conjunction with its acquisition of AtMotion, Inc.

5. On May 12, 2000, Phone.com, Inc. filed a report on Form 8-K/A to provide certain financial information required in conjunction with its acquisition of Paragon Software (Holdings) Limited.

6. On May 15, 2000, Phone.com, Inc. filed a report on Form 8-K to report that it had consummated its acquisition of Onebox.com, Inc.

7. On June 28, 2000, Phone.com, Inc. filed a report on Form 8-K/A to provide certain financial information required in conjunction with its acquisition of Onebox.com, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2000

                                          Phone.com, inc.

                                                      /s/ Alan Black
                                          By:__________________________________
                                                        Alan Black
                                                Vice President, Finance and
                                                      Administration,
                                                Chief Financial Officer and
                                                         Treasurer

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

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Alain Rossmann            Chairman and Chief Executive  August 30, 2000
____________________________________  Officer (Principal
           Alain Rossmann             Executive Officer)

         /s/ Alan Black              Vice President, Finance and   August 30, 2000
____________________________________  Administration, Chief
             Alan Black               Financial Officer and
                                      Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

        /s/ Roger Evans              Director                      August 30, 2000
____________________________________
            Roger Evans

      /s/ Charles Parrish            Executive Vice President and  August 30, 2000
____________________________________  Director
          Charles Parrish

         /s/ Reed Hundt              Director                      August 30, 2000
____________________________________
             Reed Hundt

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ David Kronfeld            Director                      August 30, 2000
____________________________________
           David Kronfeld

      /s/ Andrew Verhalen            Director                      August 30, 2000
____________________________________
          Andrew Verhalen

                        PHONE.COM, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Report of KPMG LLP, independent auditors..................................  F-2
Consolidated Balance Sheets as of June 30, 1999 and 2000..................  F-3
Consolidated Statements of Operations for the years ended June 30, 1998,
 1999, and 2000...........................................................  F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
 the years ended June 30, 1998, 1999, and 2000............................  F-5
Consolidated Statements of Cash Flows for the years ended June 30, 1998,
 1999, and 2000...........................................................  F-7
Notes to Consolidated Financial Statements................................  F-8
Schedule II--Valuation and Qualifying Accounts............................  S-1

                   REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors
Phone.com, Inc.:

  We have audited the accompanying consolidated balance sheets of Phone.com, Inc. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phone.com, Inc. and subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
July 19, 2000, except as to Note 10,
 which is as of August 11, 2000

                        PHONE.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                               June 30,
                                                          --------------------
                                                            1999       2000
                                                          --------  ----------
                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents.............................. $ 79,803  $   78,873
  Short-term investments.................................   33,283     356,715
  Accounts receivable (net of allowances of $0 and $1,050
   as of June 30, 1999 and 2000, respectively)...........   20,474      46,939
  Prepaid expenses and other current assets..............      865       9,033
                                                          --------  ----------
    Total current assets.................................  134,425     491,560
Property and equipment, net..............................    3,014      25,188
Restricted cash and investments..........................      --       20,700
Deposits and other assets................................    1,494       8,508
Goodwill and other intangible assets.....................      --    1,612,877
                                                          --------  ----------
                                                          $138,933  $2,158,833
                                                          ========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Current portion of equipment loan and capital lease
   obligations........................................... $    424  $    2,882
  Accounts payable.......................................    1,749       9,062
  Accrued liabilities....................................    7,173      45,497
  Deferred revenue.......................................   36,797      77,344
                                                          --------  ----------
    Total current liabilities............................   46,143     134,785
Equipment loan and capital lease obligations, less
 current portion.........................................      498       3,291
                                                          --------  ----------
    Total liabilities....................................   46,641     138,076
                                                          --------  ----------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.001 par value;
   5,000,000 shares authorized; no shares issued and
   outstanding as of June 30, 1999 and 2000..............      --          --
  Common stock, $0.001 par value; 100,000,000 and
   250,000,000 shares authorized as of June 30, 1999 and
   2000, respectively; 62,426,188 and 82,816,360 shares
   issued and outstanding as of June 30, 1999 and 2000,
   respectively..........................................       62          83
  Additional paid-in capital.............................  135,982   2,335,683
  Deferred stock-based compensation......................   (1,318)     (6,659)
  Notes receivable from stockholders.....................     (484)       (724)
  Accumulated other comprehensive loss...................      --         (532)
  Accumulated deficit....................................  (41,950)   (307,094)
                                                          --------  ----------
    Total stockholders' equity...........................   92,292   2,020,757
                                                          --------  ----------
                                                          $138,933  $2,158,833
                                                          ========  ==========

          See accompanying notes to consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Years ended June 30,
                                                -----------------------------
                                                  1998      1999      2000
                                                --------  --------  ---------
Revenues:
  License...................................... $    522  $  5,229  $  43,729
  Maintenance and support services.............    1,683     5,921     14,548
  Consulting services..........................      --      2,292     10,450
                                                --------  --------  ---------
    Total revenues.............................    2,205    13,442     68,727
                                                --------  --------  ---------
Cost of revenues:
  License......................................       95       371      4,233
  Maintenance and support services.............    1,063     3,022     10,437
  Consulting services..........................      --      1,146      6,156
                                                --------  --------  ---------
    Total cost of revenues.....................    1,158     4,539     20,826
                                                --------  --------  ---------
    Gross profit...............................    1,047     8,903     47,901
                                                --------  --------  ---------
Operating expenses:
  Research and development.....................    5,732    13,082     37,965
  Sales and marketing..........................    5,011    10,840     37,222
  General and administrative...................    1,801     4,432     13,492
  Stock-based compensation.....................      108     1,011      5,464
  Amortization of goodwill and other intangible
   assets......................................      --        --     214,401
  In-process research and development..........      --        --      22,490
                                                --------  --------  ---------
    Total operating expenses...................   12,652    29,365    331,034
                                                --------  --------  ---------
    Operating loss.............................  (11,605)  (20,462)  (283,133)
Interest income, net...........................      982     1,803     19,586
                                                --------  --------  ---------
    Loss before income taxes...................  (10,623)  (18,659)  (263,547)
Income taxes...................................      --     (2,104)    (1,597)
                                                --------  --------  ---------
    Net loss................................... $(10,623) $(20,763) $(265,144)
                                                ========  ========  =========
Basic and diluted net loss per share........... $  (1.02) $  (1.49) $   (3.81)
                                                ========  ========  =========
Shares used in computing basic and diluted net
 loss per share................................   10,442    13,932     69,650
                                                ========  ========  =========



          See accompanying notes to consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                    Year ended June 30, 1998, 1999, and 2000
                       (In thousands, except share data)

                        Convertible                                                           Accumulated     Notes
                      preferred stock      Common stock     Additional   Deferred                other      receivable
                     ------------------- ------------------  paid-in   stock-based  Treasury comprehensive     from
                       Shares     Amount   Shares    Amount  capital   compensation  stock       loss      stockholders
                     -----------  ------ ----------  ------ ---------- ------------ -------- ------------- ------------
Balances as of June
30, 1997...........   22,541,500   $ 22  11,424,500   $11    $ 18,849     $  --      $ (46)      $ --         $(147)
 Issuance of common
 stock to officers
 and employees for
 notes receivable..          --      --     453,334    --          88        --        --          --           (88)
 Repayment of notes
 receivable from
 stockholders......          --      --         --     --         --         --        --          --            12
 Stock options
 exercised.........          --      --     806,962     1          14        --         72         --           --
 Issuance of Series
 D convertible
 preferred stock,
 net of $2,056
 issuance costs....   12,889,754     13         --     --      30,671        --        --          --           --
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders......          --      --    (300,000)   --         --         --        (26)        --            26
 Deferred
 compensation
 related to stock
 option grants.....          --      --         --     --       1,894     (1,894)      --          --           --
 Amortization of
 deferred stock-
 based
 compensation......          --      --         --     --         --         108       --          --           --
   Net loss and
   comprehensive
   loss............          --      --         --     --         --         --        --          --           --
                     -----------   ----  ----------   ---    --------     ------     -----       -----        -----
Balances as of June
30, 1998...........   35,431,254     35  12,384,796    12      51,516     (1,786)      --          --          (197)
 Issuance of common
 stock to officers
 and employees for
 notes receivable..          --      --     213,334    --         422        --        --          --          (422)
 Stock options
 exercised.........          --      --     488,052    --           7        --        124         --           --
 Issuance of Series
 E convertible
 preferred stock,
 net of $1,100
 issuance costs....    4,917,086      5         --     --      16,695        --        --          --           --
 Issuance of common
 stock in initial
 public offering,
 net of offering
 costs of $6,791...          --      --   9,200,000    10      66,799        --        --          --           --
 Conversion of
 convertible
 preferred stock
 into common
 stock.............  (40,348,340)   (40) 40,348,340    40         --         --        --          --           --
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders......          --      --    (208,334)   --         --         --       (124)        --           124
 Repayment of notes
 receivable from
 stockholders......          --      --         --     --         --         --        --          --            11
 Deferred
 compensation
 related to stock
 option grants.....          --      --         --     --         543       (543)      --          --           --
 Amortization of
 deferred stock-
 based
 compensation......          --      --         --     --         --       1,011       --          --           --
   Net loss and
   comprehensive
   loss............          --      --         --     --         --         --        --          --           --
                     -----------   ----  ----------   ---    --------     ------     -----       -----        -----
Balances as of June
30, 1999...........          --      --  62,426,188    62     135,982     (1,318)      --          --          (484)
                                     Total     Compre-
                     Accumulated stockholders' hensive
                       deficit      equity       loss
                     ----------- ------------- ---------
Balances as of June
30, 1997...........   $(10,564)    $  8,125
 Issuance of common
 stock to officers
 and employees for
 notes receivable..        --           --
 Repayment of notes
 receivable from
 stockholders......        --            12
 Stock options
 exercised.........        --            87
 Issuance of Series
 D convertible
 preferred stock,
 net of $2,056
 issuance costs....        --        30,684
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders......        --           --
 Deferred
 compensation
 related to stock
 option grants.....        --           --
 Amortization of
 deferred stock-
 based
 compensation......        --           108
   Net loss and
   comprehensive
   loss............    (10,623)     (10,623)   $(10,623)
                     ----------- ------------- =========
Balances as of June
30, 1998...........    (21,187)      28,393
 Issuance of common
 stock to officers
 and employees for
 notes receivable..        --           --
 Stock options
 exercised.........        --           131
 Issuance of Series
 E convertible
 preferred stock,
 net of $1,100
 issuance costs....        --        16,700
 Issuance of common
 stock in initial
 public offering,
 net of offering
 costs of $6,791...        --        66,809
 Conversion of
 convertible
 preferred stock
 into common
 stock.............        --           --
 Repurchase of
 common stock in
 settlement of
 notes receivable
 from
 stockholders......        --           --
 Repayment of notes
 receivable from
 stockholders......        --            11
 Deferred
 compensation
 related to stock
 option grants.....        --           --
 Amortization of
 deferred stock-
 based
 compensation......        --         1,011
   Net loss and
   comprehensive
   loss............    (20,763)     (20,763)   $(20,763)
                     ----------- ------------- =========
Balances as of June
30, 1999...........    (41,950)      92,292

                                                                     (continued)

                        PHONE.COM, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS--
                                  (Continued)

                   Years ended June 30, 1998, 1999, and 2000
                       (In thousands, except share data)

                      Convertible
                       preferred                                                       Accumulated     Notes
                         stock       Common stock    Additional   Deferred                other      receivable
                     ------------- -----------------  paid-in   stock-based  Treasury comprehensive     from     Accumulated
                     Shares Amount   Shares   Amount  capital   compensation  stock       loss      stockholders   deficit
                     ------ ------ ---------- ------ ---------- ------------ -------- ------------- ------------ -----------
 Stock options
 exercised.........   --      --    2,726,830    3        3,339       --        --          --           --             --
 Issuance of common
 stock in secondary
 public offering,
 net of offering
 costs of $20,201..   --      --    3,041,500    3      390,402       --        --          --           --             --
 Issuance of common
 stock and stock
 options and notes
 receivable from
 stockholders
 assumed in
 acquisitions:
  APiON Telecom
  Limited..........   --      --    2,393,026    2      235,759       --        --          --           --             --
  AtMotion,
  Inc. ............   --      --    2,280,287    2      285,157       --        --          --          (353)           --
  Paragon Software
  (Holdings)
  Limited..........   --      --    3,051,016    3      453,723       --        --          --           --             --
  Onebox.com,
  Inc. ............   --      --    6,207,865    7      797,848       --        --          --          (122)           --
  Velos 2
  S.r.l. ..........   --      --        8,134   --          579       --        --          --           --             --
  MyAble, Inc......   --      --      193,873   --       18,240       --        --          --           --             --
 Deferred stock
 compensation
 related to
 acquisitions:
  APiON Telecom
  Limited..........   --      --          --    --        5,095    (5,095)      --          --           --             --
  Angelica
  Wireless ApS.....   --      --       16,000   --        1,732    (1,732)      --          --           --             --
  Velos 2 S.r.l....   --      --        9,866   --        1,155    (1,155)      --          --           --             --
 Deferred
 compensation
 related to stock
 option grants.....   --      --          --    --        2,823    (2,823)      --          --           --             --
 Amortization of
 deferred stock-
 based
 compensation......   --      --          --    --          --      5,464       --          --           --             --
 Repayment of notes
 receivable from
 stockholders......   --      --          --    --          --        --        --          --           235            --
 Issuance of common
 stock pursuant to
 Employee Stock
 Purchase Plan ....   --      --      461,775    1        3,849       --        --          --           --             --
 Net loss and
 comprehensive
 loss:
  Foreign currency
  translation
  adjustments......   --      --          --    --          --        --        --         (172)         --             --
  Unrealized loss
  on short-term
  investments......   --      --          --    --          --        --        --         (360)         --             --
  Net loss.........   --      --          --    --          --        --        --          --           --        (265,144)
   Total
   comprehensive
   loss............
                      ---    ---   ----------  ---   ----------   -------      ----       -----        -----      ---------
Balances as of June
30, 2000...........   --     $--   82,816,360  $83   $2,335,683   $(6,659)     $--        $(532)       $(724)     $(307,094)
                      ===    ===   ==========  ===   ==========   =======      ====       =====        =====      =========
                         Total      Compre-
                     stockholders'  hensive
                        equity       loss
                     ------------- ----------
 Stock options
 exercised.........        3,342
 Issuance of common
 stock in secondary
 public offering,
 net of offering
 costs of $20,201..      390,405
 Issuance of common
 stock and stock
 options and notes
 receivable from
 stockholders
 assumed in
 acquisitions:
  APiON Telecom
  Limited..........      235,761
  AtMotion,
  Inc. ............      284,806
  Paragon Software
  (Holdings)
  Limited..........      453,726
  Onebox.com,
  Inc. ............      797,733
  Velos 2
  S.r.l. ..........          579
  MyAble, Inc......       18,240
 Deferred stock
 compensation
 related to
 acquisitions:
  APiON Telecom
  Limited..........          --
  Angelica
  Wireless ApS.....          --
  Velos 2 S.r.l....          --
 Deferred
 compensation
 related to stock
 option grants.....          --
 Amortization of
 deferred stock-
 based
 compensation......        5,464
 Repayment of notes
 receivable from
 stockholders......          235
 Issuance of common
 stock pursuant to
 Employee Stock
 Purchase Plan ....        3,850
 Net loss and
 comprehensive
 loss:
  Foreign currency
  translation
  adjustments......         (172)  $    (172)
  Unrealized loss
  on short-term
  investments......         (360)       (360)
  Net loss.........     (265,144)   (265,144)
                                   ----------
   Total
   comprehensive
   loss............                $(265,676)
                     ------------- ==========
Balances as of June
30, 2000...........   $2,020,757
                     =============

          See accompanying notes to consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years ended June 30,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  --------  ----------
Cash flows from operating activities:
  Net loss..................................... $(10,623) $(20,763) $ (265,144)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
   Depreciation and amortization...............      630     1,017     219,884
   Amortization of deferred stock-based
    compensation...............................      108     1,011       5,464
   Allowance for accounts receivable...........      --        --        1,050
   In-process research and development.........      --        --       22,490
   Changes in operating assets and
    liabilities:
     Accounts receivable.......................   (2,598)  (17,750)    (22,345)
     Prepaid expenses and other assets.........     (427)     (739)     (8,409)
     Accounts payable..........................      319     1,217      (1,667)
     Accrued liabilities.......................    1,312     5,296       8,742
     Deferred revenue..........................    6,147    29,794      38,532
                                                --------  --------  ----------
       Net cash used for operating activities..   (5,132)     (917)     (1,403)
                                                --------  --------  ----------
Cash flows from investing activities:
  Purchases of property and equipment, net.....     (367)   (2,695)    (20,098)
  Restricted cash and short term investments...      --        --      (20,700)
  Purchases of short-term investments..........  (32,338)  (54,125)   (523,852)
  Proceeds from sales and maturities of short-
   term investments............................   15,475    41,629     200,060
  Acquisitions, net of cash acquired...........      --        --      (31,640)
  Other assets.................................     (800)      --          --
                                                --------  --------  ----------
       Net cash used for investing activities..  (18,030)  (15,191)   (396,230)
                                                --------  --------  ----------
Cash flows from financing activities:
  Net proceeds from sale of convertible
   preferred stock.............................   30,684    16,700         --
  Issuance of common stock.....................       87    66,940     397,597
  Repayment of notes receivable from
   stockholders................................       12        11         235
  Proceeds from equipment loan.................    1,300       --          --
  Repayment of equipment loan and capital lease
   obligations.................................     (334)     (417)       (957)
                                                --------  --------  ----------
       Net cash provided by financing
        activities.............................   31,749    83,234     396,875
                                                --------  --------  ----------
Effect of exchange rates on cash and cash
 equivalents...................................      --        --         (172)
                                                --------  --------  ----------
Net increase (decrease) in cash and cash
 equivalents...................................    8,587    67,126        (930)
                                                --------  --------  ----------
Cash and cash equivalents at beginning of
 year..........................................    4,090    12,677      79,803
                                                --------  --------  ----------
Cash and cash equivalents at end of year....... $ 12,677  $ 79,803  $   78,873
                                                ========  ========  ==========
Supplemental disclosures of cash flow
 information:
  Cash paid for taxes.......................... $    --   $  2,104  $    1,597
                                                ========  ========  ==========
  Noncash investing and financing activities:
  Common stock issued to officers and
   employees for notes receivable.............. $     88  $    422  $      --
                                                ========  ========  ==========
  Property and equipment acquired under
   capital lease obligations................... $    373  $    --   $      --
                                                ========  ========  ==========
  Repurchase of common stock in settlement of
   notes receivable from stockholders.......... $     26  $    124  $      --
                                                ========  ========  ==========
  Deferred stock-based compensation............ $  1,894  $    543  $   10,805
                                                ========  ========  ==========
  Conversion of convertible preferred stock
   into common stock........................... $    --   $     40  $      --
                                                ========  ========  ==========
  Acquisition--related accrued liabilities..... $    --   $    --   $   20,788
                                                ========  ========  ==========
  Common stock issued and options assumed in
   acquisitions................................ $    --   $    --   $1,791,320
                                                ========  ========  ==========
  Notes receivable from stockholders assumed
   in acquisitions............................. $    --   $    --   $      475
                                                ========  ========  ==========
  Unrealized loss on short-term investments.... $    --   $    --   $     (360)
                                                ========  ========  ==========

          See accompanying notes to consolidated financial statements.

                       PHONE.COM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1998, 1999, and 2000

1. Organization and Significant Accounting Policies

 (a) Organization

  Phone.com, Inc. (the Company) was incorporated in Delaware in 1994 to develop and market software that enables the delivery of Internet-based services to mass-market wireless telephones. The Company was formerly known as Unwired Planet, Inc., but changed its name to Phone.com, Inc. effective April 1999.

 (b) Basis of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (c) Revenue Recognition

  Effective July 1, 1998, the Company adopted SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

  The Company licenses its UP.Link Server Suite and related server-based software products to network operators through its direct sales force and indirectly through its channel partners. The Company's license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses can be purchased under a perpetual license model either on an as-deployed or on a prepaid basis, or alternatively, under a monthly or quarterly time-based license model under which no perpetual license is acquired. For licenses purchased on an as-deployed basis, license revenue is generally recognized quarterly as subscribers are activated to use the services that are based on the Company's UP.Link Server Suite and related server-based software products. For licenses purchased on a prepaid basis, prepaid license fees are recognized ratably over the period that maintenance and support services are expected to be provided unless the Company committed to provide the customer with future unspecified products under a subscription arrangement. Under a subscription arrangement, prepaid license fees are recognized ratably over the contractual term of the prepaid arrangement (i.e., the date the prepaid licenses expire if not used), generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. The Company recognizes revenue from its other prepaid licenses, including the related maintenance and support services provided to network operators, ratably over the lesser of the estimated life of the software or the contractual term of the arrangement, generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. For customers that license the Company's products under the time-based license model, revenues are recognized over the respective period based on the number of the customer's subscribers using the services that are based on the Company's products. Revenues from consulting services provided to network operators are recognized as the services are performed.

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

                       PHONE.COM, INC. AND SUBSIDIARIES

 (d) Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. As of June 30, 1999 and 2000, cash equivalents consisted principally of money market funds and commercial paper.

 (e) Accounting for Certain Investments in Debt and Equity Securities

  The Company classifies its investments in debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized.

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

  The Company sells its products and services principally to leading wireless network operators and prominent wireless telephone manufacturers. Credit risk is concentrated in North America, Europe and Japan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains allowances for estimated credit losses based on management's assessment of the likelihood of collection.

 (g) Property and Equipment

  Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

 (h) Capitalized License Fees

  The Company routinely enters into software license agreements which allow the Company to integrate software into its products up to a specified number of users. These licenses are amortized to cost of goods sold as products are sold up to a maximum period of 36 months, which is generally considered to be the maximum useful life of the software purchased.

 (i) Impairment of Long-Lived Assets

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

                       PHONE.COM, INC. AND SUBSIDIARIES

 (j) Goodwill and Other Intangible Assets

  The Company records goodwill when the cost of net identifiable assets it acquires exceeds their fair value. Goodwill and the cost of identified intangible assets are amortized on a straight-line basis over 3 years. The Company regularly performs reviews to determine if the carrying value of assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

 (k) Research and Development

  Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

 (l) Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (m) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

 (n) Accounting for Stock-Based Compensation Plans

  The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28 (FIN 28).

 (o) Foreign Currency Transactions

  For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the

                       PHONE.COM, INC. AND SUBSIDIARIES
year. Exchange gains or losses arising from translation of such foreign entity financial statements are included as a component of other comprehensive income
(loss).

  For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates as appropriate and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the average exchange rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net, and to date, have not been material for any period presented.

 (p) Comprehensive Income (Loss)

  As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive net income (loss) and its components. However, it has no impact on the Company's net income as presented in the accompanying consolidated financial statements. The only items of comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on marketable securities and foreign currency translation adjustments.

 (q) Net Loss Per Share

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

                                                             Years ended June
                                                                    30,
                                                            -------------------
                                                             1998  1999   2000
                                                            ------ ----- ------
   Shares issuable under stock options....................   5,754 9,502 13,664
   Shares of restricted stock subject to repurchase.......   1,340   706    766
   Shares issuable pursuant to warrants to purchase common
    stock.................................................      62    62     10
   Shares of convertible preferred stock on an "as if
    converted" basis......................................  35,431   --     --

  The weighted-average exercise price of stock options outstanding was $0.50, $3.18, and $42.47 as of June 30, 1998, 1999, and 2000, respectively. The weighted-average purchase price of restricted stock was $0.15, $0.30, and $0.48 as of June 30, 1998, 1999, and 2000, respectively. The weighted-average exercise price of warrants was $1.91, $1.91, and $8.43 as of June 30, 1998, 1999, and 2000, respectively. In June 1999, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering (see Note 4a).

 (r) Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the

                       PHONE.COM, INC. AND SUBSIDIARIES
period of change. The Company adopted SFAS No. 133 effective July 1, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

  In March 2000, the Emerging Issues Task Force (EITF) published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company will be required to adopt EITF Issue No. 00-2 in its first fiscal quarter, beginning after June 30, 2000. The Company is in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on its consolidated financial position or results of operations.

  In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company will be required to adopt EITF Issue No. 00-2 in its first fiscal quarter, beginning after June 30, 2000. Management does not believe the adoption of EITF Issue No. 00-3 will have a material effect on the Company's consolidated financial position or results of operations.

  In March 2000, the FASB issued FIN 44, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. The Company does not anticipate that the adoption of FIN 44 will have a material effect on the Company's consolidated financial position or results of operations. The Company adopted FIN 44 effective July 1, 2000.

                       PHONE.COM, INC. AND SUBSIDIARIES

2. Balance Sheet Components

 (a) Cash, Cash Equivalents and Short-Term Investments

  The following summarizes our cash, cash equivalents, and short-term investments (in thousands):

                                                                   June 30,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
   Cash and cash equivalents:
     Cash..................................................... $ 3,671 $  3,151
     Money market funds.......................................  71,134   48,961
     Commercial paper.........................................   4,998   45,455
     Less: restricted cash equivalents........................     --   (18,694)
                                                               ------- --------
                                                               $79,803 $ 78,873
                                                               ======= ========

                                                   Available-for sale
                                                       securities
                                         ---------------------------------------
                                                   Gross      Gross    Estimated
                                                 unrealized unrealized   fair
   June 30, 1999:                         Cost     gains      losses     value
   --------------                        ------- ---------- ---------- ---------
   Corporate bonds...................... $30,299    $ --       $ --     $30,299
   Commercial paper.....................   2,984      --         --       2,984
                                         -------    ----       ----     -------
                                         $33,283    $ --       $ --     $33,283
                                         =======    ====       ====     =======

                                                Available-for sale
                                                    securities
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                               unrealized unrealized   fair
   June 30, 2000:                      Cost      gains      losses     value
   --------------                    --------  ---------- ---------- ---------
   Corporate bonds.................. $126,917     $ --      $(251)   $126,666
   Commercial paper.................  123,877       --        (37)    123,840
   Certificates of deposit..........   70,823       22        --       70,845
   Federal agencies.................   37,464       --        (94)     37,370
   Less: restricted investments.....   (2,006)      --        --       (2,006)
                                     --------     ----      -----    --------
                                     $357,075     $ 22      $(382)   $356,715
                                     ========     ====      =====    ========

  All short-term investments as of June 30, 2000, contractually mature within one year and are classified as current assets. See Note 6 for information about the Company's restricted investments. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

                       PHONE.COM, INC. AND SUBSIDIARIES

 (b) Property and Equipment

  Property and equipment consisted of the following (in thousands):

                                                                  June 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
   Computer equipment and software............................ $ 4,785  $24,924
   Furniture and equipment....................................     314    6,153
   Leasehold improvements.....................................     118    1,797
                                                               -------  -------
                                                                 5,217   32,874
   Accumulated depreciation and amortization..................  (2,203)  (7,686)
                                                               -------  -------
                                                               $ 3,014  $25,188
                                                               =======  =======

  Equipment under capital leases aggregated $373,000 and $1.8 million as of June 30, 1999 and 2000, respectively. Accumulated amortization on the assets under capital leases aggregated $167,000 and $437,000 as of June 30, 1999 and 2000, respectively.

 (c) Goodwill and Other Intangible Assets

  Goodwill and other intangible assets consisted of the following (in thousands):

                                                                  June 30, 2000
                                                                  -------------
   Goodwill...................................................... $   1,751,571
   Developed and core technology.................................        64,652
   Covenants not to compete......................................         7,100
   Assembled workforce...........................................         3,955
                                                                  -------------
                                                                      1,827,278
   Accumulated amortization......................................      (214,401)
                                                                  -------------
                                                                  $   1,612,877
                                                                  =============

 (d) Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):

                                                                    June 30,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Accrued salaries, benefits and commissions................... $2,226 $ 7,988
   Acquisition related liabilities..............................    --   20,788
   Other accruals............................................... $4,947  16,721
                                                                 ------ -------
                                                                 $7,173 $45,497
                                                                 ====== =======

3. Equipment Loans

  During the year ended June 30, 2000, the Company assumed seven separate secured promissory notes with a commercial lender in connection with its acquisitions. Under the terms of the acquisitions, the Company assumed approximately $1.6 million, of which approximately $1.4 million was outstanding as of June 30, 2000. The notes bear interest at an effective rate of 13.6% and expire in March 2003. The notes are secured by a Senior

                       PHONE.COM, INC. AND SUBSIDIARIES

Loan and Security agreement with the commercial lender which grants the commercial lender a first security interest in the property and equipment that was purchased with the proceeds.

  The loans mature over the next three years ending June 30, as follows :
2001--$388,000; 2002--$483,000; 2003--$555,000.

4. Stockholders' Equity

 (a) Initial Public Offering

  On June 11, 1999, the Company completed an initial public offering (IPO) of 9,200,000 shares of its common stock at a price of $8.00 per share and received net proceeds of approximately $66.8 million. At the IPO date, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock on a one-for-one basis.

 (b) Secondary Offering

  On November 16, 1999, the Company completed a secondary offering of 3,041,500 shares of its common stock at a price of $135.00 per share and received net proceeds of approximately $390.4 million.

 (c) Reverse Stock Split

  On June 7, 1999, the Company effected a two-for-three reverse stock split of its convertible preferred stock and common stock. The accompanying consolidated financial statements have been retroactively restated to give effect to this reverse stock split.

 (d) Stock Split

  On October 29, 1999, the Company effected a two-for-one stock split of its common stock. The accompanying consolidated financial statements have been retroactively restated to give effect to this stock split.

 (e) Stock Plans

  The Company is authorized to issue up to 18,767,774 shares of common stock in connection with its 1995 and 1996 stock option plans (the Plans) to directors, employees, and consultants. The Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

  The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser's employment with the Company at the original issuance cost. The Company's repurchase right lapses at a rate determined by the stock plan administrator, but at a minimum rate of 20% per year. Through June 30, 2000, the Company has issued 3,956,506 shares under restricted stock purchase agreements, of which 908,334 shares have been repurchased and 765,598 are subject to repurchase at a weighted-average price of $0.48 per share. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 5.49% to 6.48% and terms of four to five years.

  Under the Plans, the exercise price for incentive stock options is at least 100% of the stock's fair value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least

                       PHONE.COM, INC. AND SUBSIDIARIES

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

  Under the Plans, options generally expire in 10 years. However, the term of the options may be limited to 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest ratably over a 4- to 5-year period. As of June 30, 2000, there were -0- and 968,987 additional shares available for grant under the 1995 and 1996 stock option plans, respectively.

  On March 26, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan) and reserved a total of 1,200,000 shares of the Company's common stock for issuance thereunder plus an automatic annual increase for fiscal 2000 through 2004 equal to the lesser of 1,000,000 shares or 1% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair value of the common stock at the beginning or end of each offering period, generally 24 months in length.

  On March 26, 1999, the Company adopted the 1999 Directors Stock Option Plan (the Directors Plan) and reserved a total of 1,200,000 shares of the Company's common stock for issuance thereunder. Each nonemployee director who becomes a member of the Board of Directors will initially be granted an option for 66,666 shares of the Company's common stock and, thereafter, an option to purchase an additional 5,000 shares of the Company's common stock quarterly commencing in the fiscal quarter ending September 30, 2000. Options granted under the Directors Plan vest immediately. The exercise price of the options granted under the Directors Plan is equal to the fair value of the Company's common stock on the date of grant.

  On May 3, 2000, the Company adopted the 2000 Non-Executive Stock Option Plan (the Non-Executive Plan) and reserved a total of 2,000,000 shares of the Company's common stock for issuance thereunder. The plan provides for the issuance of nonstatutory stock options. Under the Non-Executive Plan, options expire in 10 years from the date of grant, and the options are available for issuance only to employees and consultants of the Company. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest ratably over a 4-year period. As of June 30, 2000, there were 753,223 additional shares available for grant under the Non-Executive Plan.

  In conjunction with the Company's acquisitions of AtMotion, Paragon Software (Holdings) Limited (Paragon), Onebox and MyAble, Inc. (MyAble) during the year ended June 30, 2000, the Company registered and adopted the existing stock option plans of each company, resulting in the registration of 704,070 shares of the Company's common stock subject to stock options. The options generally expire over a 10-year period and the vesting periods vary with a maximum period of 4 years. As of June 30, 2000, there were no additional shares available for grant under the respective plans.

 (f) Stock-Based Compensation

  The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from October 1997

                       PHONE.COM, INC. AND SUBSIDIARIES
through March 1999. With respect to the stock options granted and restricted stock sold from October 1997 to March 1999, the Company recorded deferred stock compensation of approximately $2.4 million for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally four to five years, consistent with the method described in FIN 28. During the year ended June 30, 2000, the Company recorded additional deferred stock compensation of approximately $8.0 million in conjunction with its acquisitions of APiON, Angelica and Velos (see
Note 5). During the year ended June 30, 2000, the Company also recorded deferred stock-based compensation in the amount of $2.8 million for stock issued to an employee at below fair market value at the time of the grant, which is being amortized over the vesting period of 48 months consistent with the method described in FIN 28. Had compensation costs been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share data):

                                                    Years ended June 30,
                                                 -----------------------------
                                                   1998      1999      2000
                                                 --------  --------  ---------
   Net loss:
     As reported................................ $(10,623) $(20,763) $(265,144)
     Pro forma.................................. $(10,656) $(22,139) $(348,460)
   Basic and diluted net loss per share:
     As reported................................ $  (1.02) $  (1.49) $   (3.81)
     Pro forma.................................. $  (1.02) $  (1.59) $   (5.00)

  The fair value of each option was estimated on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

                                                   Years ended June 30,
                                             ----------------------------------
                                                1998        1999        2000
                                             ----------  ----------  ----------
   Expected life                             3.23 years  3.17 years  3.56 years
   Risk-free interest rate..................       5.55%       5.38%       6.20%
   Volatility...............................        --           54%        110%

  The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in the years ended June 30, 1999 and 2000: no expected dividends; expected volatilities of 80% and 110%, respectively; risk-free interest rates of 5.26% and 5.59%, respectively; and expected lives of 1.25 years and 1.25 years, respectively. The weighted-average fair values of purchase rights granted under the Purchase Plan during 1999 and 2000 were $3.12 and $53.46 per share, respectively.

                       PHONE.COM, INC. AND SUBSIDIARIES

  A summary of the status of the Company's options under its stock option plans is as follows (in thousands, except per share data):

                                            Years ended June 30,
                             -----------------------------------------------------
                                   1998              1999              2000
                             ----------------- ----------------- -----------------
                                     Weighted-         Weighted-         Weighted-
                                      average           average           average
                                     exercise          exercise          exercise
                             Shares    price   Shares    price   Shares    price
                             ------  --------- ------  --------- ------  ---------
Outstanding at beginning of
 year......................  4,142     $0.14   5,754     $0.50    9,502   $ 3.18
Granted....................  2,844      0.87   4,676      5.95    6,485    87.69
Assumed under
 acquisitions..............    --        --      --        --       732     2.62
Forfeited..................   (426)     0.15    (440)     0.86     (328)   52.38
Exercised..................   (806)     0.11    (488)     0.58   (2,727)    1.23
                             -----             -----             ------
Outstanding at end of
 year......................  5,754      0.50   9,502      3.18   13,664    42.47
                             =====             =====             ======
Options exercisable at end
 of year...................    770      0.14   2,018      0.79    1,741     5.79
                             =====             =====             ======
Weighted-average fair value
 of options granted during
 the year with exercise
 prices equal to fair value
 at date of grant..........             0.03              3.89             64.85
Weighted-average fair value
 of options granted during
 the year with exercise
 prices less than fair
 value at date of grant....             0.91              0.16             84.92

  As of June 30, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows (number of options in thousands):

                                 Options outstanding         Options exercisable
                          --------------------------------- ---------------------
                                       Weighted-
                                        average
                                       remaining  Weighted-             Weighted-
                                      contractual  average   Number of   average
                            Number       life     exercise    shares    exercise
Range of exercise prices  outstanding   (years)     price   exercisable   price
------------------------  ----------- ----------- --------- ----------- ---------
$  0.03-3.62............     4,367       7.86      $  1.10     1,251     $  0.90
   6.00-8.00............     2,950       8.93         7.70       431        7.42
  26.25-38.75...........       442       9.12        30.86         7       38.41
  55.16-84.38...........     3,503       9.80        71.65       --          --
  99.88-120.50..........     1,617       9.39       108.59        51      103.78
 136.00-163.13..........       785       9.59       143.33         1      144.25
                            ------                             -----
                            13,664       8.91        42.47     1,741        5.79
                            ======                             =====

5. Acquisitions

  On October 26, 1999, the Company completed its acquisition of APiON Telecom Limited (APiON), a company based in Belfast, Northern Ireland, in exchange for 2,393,026 shares of its common stock. In addition, the Company also agreed to issue cash and common stock with an aggregate value of up to approximately $14.1 million to the then current and former employees of APiON. APiON was a provider of WAP software products to GSM network operators in Europe and had expertise in GSM Intelligent Networks, wireless data and WAP technology. Former employees of APiON received consideration totaling approximately $2.2 million in cash with the remaining $4.3 million payable in common stock of the Company on the one-year anniversary of

                       PHONE.COM, INC. AND SUBSIDIARIES
the closing of the acquisition of APiON subject to forfeiture upon the occurrence of certain events. Current employees of APiON received approximately $2.5 million in cash with the remaining $5.1 million payable in common stock of the Company on each of the first two anniversaries of the closing of the acquisition of APiON contingent upon continued employment. The actual number of Phone.com shares to be issued to the then current and former employees of APiON will depend upon the fair value of Phone.com common stock on the distribution date. The total purchase price for the transaction including direct acquisition costs was approximately $246.8 million.

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

  The Company accounted for the acquisition of APiON as a purchase with APiON's results of operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $244.5 million, with $242.5 million attributable to goodwill, $1.7 million attributable to assembled workforce, $170,000 attributable to developed technology and $110,000 attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years with the exception of the in-process research and development, which was expensed on the acquisition date. In connection with the acquisition, the Company recorded deferred stock-based compensation in the amount of approximately $5.1 million, which is being amortized on an accelerated basis over the vesting period of 24 months, consistent with the method described in FIN 28.

  On October 27, 1999, the Company acquired substantially all of the assets of Angelica Wireless ApS (Angelica), including all software technology, intellectual property and certain customer agreements, and excluding the assumption of liabilities. Angelica is a developer of WAP software products complementary to the Company's MyPhone application suite software. Total consideration paid, including direct acquisition costs, was approximately $2.0 million. In addition, the Company also agreed to issue approximately 16,000 shares of its stock to employees of Angelica with an aggregate value of approximately $1.7 million, subject to certain forfeiture conditions dependent on continued employment. The Company accounted for the acquisition as a purchase with Angelica's results of operations included from the acquisition date. Approximately $2.0 million was allocated to goodwill, which is being amortized on a straight line basis over a period of three years. In addition, the Company recorded deferred stock-based compensation in the amount of $1.7 million, which is being amortized on an accelerated basis over the vesting period of 36 months, consistent with the method described in FIN 28.

  On February 8, 2000, the Company acquired all of the oustanding common and redeemable convertible preferred stock of AtMotion, in exchange for 2,280,287 shares of its common stock. The Company also assumed all of the outstanding options and warrants of AtMotion. AtMotion is a provider of Voice Portal technology. Total consideration given aggregated approximately $287.2 million. The acquisition was accounted for as a purchase with AtMotion's results of operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $286.1 million, with $242.9 million attributable to goodwill, $655,000 attributable to assembled workforce and $42.5 million attributable to developed technology. These assets are being amortized on a straight-line basis over a period of three years. At the time of the acquisition, 12.1% of the shares issued by the Company were placed in escrow with most of the escrow shares to remain in escrow for a period of at least one year from the date of the acquisition to be released upon the occurrence of certain events.

                       PHONE.COM, INC. AND SUBSIDIARIES

  On March 4, 2000, the Company acquired all of the oustanding common and convertible preferred stock of Paragon, a company incorporated in England and Wales, in exchange for 3,051,016 shares of its common stock. The Company also assumed all of the outstanding options of Paragon. Paragon is a provider of syncronization technology allowing PC-based personal information to be easily transferred to mobile devices. Total consideration aggregated approximately $453.7 million in common stock of the Company in addition to a cash payment of $3.6 million. An additional $17.0 million will be paid within one year, payable in approximately 143,000 common shares of the Company's common stock at the election of the shareholder or in cash with the consent of the Company as well as additional cash payments of approximately $3.9 million to be allocated certain employees of Paragon. There were also transaction costs in connection with the purchase of approximately $11.6 million. The acquisition was accounted for as a purchase with Paragon's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $483.7 million, with $455.1 million attributable to goodwill, $980,000 attributable to assembled workforce, $7.2 million attributable to developed technology, $2.3 million attributable to non-compete agreements and $18.1 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the in-process research and development, which was expensed on the acquisition date.

  On April 14, 2000, the Company acquired all of the outstanding common and preferred stock of Onebox, a company based in San Mateo, California, in exchange for 6,207,865 shares of its common stock. The Company also assumed all of the outstanding options of Onebox. Onebox is a communications application service provider offering users unified e-mail, voicemail, facsimile, and wireless-enabled communication applications. Total consideration aggregated approximately $814.7 million including estimated transaction costs of approximately $16.8 million. The acquisition was accounted for as a purchase with Onebox's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $814.1 million, with $789.7 million attributable to goodwill, $590,000 attributable to assembled workforce, $14.7 million attributable to developed technology, $4.8 million attributable to non-compete agreements and $4.3 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

  On May 4, 2000, the Company acquired all of the outstanding common stock of Velos 2 S.r.l. (Velos), a company based in Milan, Italy, in exchange for 8,134 shares of its common stock valued at approximately $579,000 plus a cash payment and direct acquisition costs totaling approximately $350,000. The acquisition was accounted for as a purchase with Velos' results of operations included from the date of acquisition. Approximately $929,000 was allocated to goodwill, which is being amortized on a straight-line basis over a period of three years. In addition, the Company issued an additional 9,866 shares of common stock contingent on future employment which resulted in deferred stock-based compensation in the amount of approximately $1.2 million, which is being amortized on an accelerated basis over the vesting period of 36 months, consistent with the method described in FIN 28.

  On June 14, 2000, the Company acquired all of the outstanding common stock of MyAble, a company based in Palo Alto, California, in exchange for 193,873 shares of its common stock. The Company also assumed all of the outstanding options of MyAble. MyAble is a provider of hosted personalization services for wireline and wireless web technologies. Total consideration aggregated approximately $18.4 million. The acquisition was accounted for as a purchase with MyAble's results of operations included from the date of acquisition. Approximately $18.4 million was allocated to goodwill, which is being amortized on a straight-line basis over a period of three years.

  For each acquisition, the Company determined the allocation between developed and in-process research and development. This allocation was based on whether or not technological feasibility has been achieved and

                       PHONE.COM, INC. AND SUBSIDIARIES
whether there is an alternative future use for the technology. SFAS No. 86 sets guidelines for establishing technological feasibility. Technological feasibility can be achieved through the existence of either a detailed program design or a completed working model. As of the respective dates of the acquisitions of APiON, Paragon and Onebox discussed above, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

  The following table shows unaudited pro forma revenue, net loss and basic and diluted net loss per share of Phone.com, including APiON, AtMotion, Paragon, Onebox, and Myable as if each company had been acquired as of July 1, 1998 (in thousands, except per share data):

                                                           Years ended June
                                                                  30,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
   Revenue............................................... $  15,627  $  71,255
   Net loss.............................................. $(645,797) $(682,067)
   Basic and diluted net loss per share.................. $  (23.23) $   (8.66)

  In computing the pro forma net loss, the charge taken during the year ended June 30, 2000 for in-process research and development has been excluded from the calculation. The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

6. Leases

  In March 2000, the Company entered into a lease for approximately 280,000 square feet of office space in Redwood City, California, that is under construction and is expected to be completed in the year 2001. Lease terms require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of twelve years from the commencement date of the lease. The agreement required that the Company provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, the Company has guaranteed the letter of credit and has pledged approximately $20.7 million, or 125% of the letter of credit, of cash equivalents and investments to be held in trust as security for the letter of credit. The restricted cash and investments held in trust under this agreement are earning approximately 6.7% interest and the resulting income earned is not subject to any restrictions. The lease further requires that the Company will pay the leasehold improvements which are expected to be at least $15 million over the next year.

  The Company also entered into additional facility leases during the fiscal year ended June 30, 2000. One of the leases, which will expire on January 2003, was subsequently subleased through January 2001.

  In fiscal 1998, the Company entered into a noncancelable operating lease for its facilities expiring in June 2005. The Company had an additional noncancelable operating lease for its previous facility, which expires in April 2001. However, the Company has entered into a sublease for this facility, which also expires in April 2001. In June 1999, the Company entered into an amendment to its noncancelable operating lease for its facilities to add additional facilities and extend the expiration date to May 2005.

  The Company also has various capital lease agreements.

                       PHONE.COM, INC. AND SUBSIDIARIES

  Annual minimum commitments for the noncancelable operating and capital leases as of June 30, 2000, net of sublease payments, are as follows (in thousands):

                                                               Capital Operating
   Year ending June 30,                                        Leases   Leases
   --------------------                                        ------- ---------
   2001....................................................... $2,855  $  9,489
   2002.......................................................  2,107    18,208
   2003.......................................................    690    17,319
   2004.......................................................    --     16,916
   2005.......................................................    --     16,464
   Thereafter.................................................    --    111,142
                                                               ------  --------
   Total minimum lease and principal payments.................  5,652  $189,538
                                                                       ========
   Amount representing imputed interest.......................    905
                                                               ------
   Present value of future lease payments.....................  4,747
   Current portion of capital lease obligations...............  2,494
                                                               ------
   Noncurrent portion of capital lease obligations............ $2,253
                                                               ======

  Future minimum lease payments under the operating leases have been reduced for sublease rental income of approximately $768,000 for the year ending June 30, 2001. Rent expense for the years ended June 30, 1998, 1999, and 2000, was approximately $307,000, $1,212,000, and $4,244,000, respectively, net of sublease income of $827,000 for the year ended June 30, 2000.

7. Income Taxes

  Income tax expense for the years ended June 30, 1999 and 2000, relates to foreign withholding taxes. The following reconciles the expected corporate federal income tax expense (computed by multiplying the Company's loss before income taxes by 34%) to the Company's income tax expense (in thousands):

                                                      Years ended June 30,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
   Expected income tax benefit..................... $(3,612) $(6,344) $(89,606)
   Net operating losses not benefited..............   3,589    5,956    12,503
   Foreign tax rate differential...................     --     2,104     1,597
   Goodwill amortization...........................     --       --     69,596
   In-process research and development.............     --       --      7,647
   Other...........................................      23      388      (140)
                                                    -------  -------  --------
   Actual income tax expense....................... $   --   $ 2,104  $  1,597
                                                    =======  =======  ========

                       PHONE.COM, INC. AND SUBSIDIARIES

  The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                               June 30,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
   Deferred tax assets:
     Net operating loss carryforwards..................... $ 17,609  $ 73,466
     Accruals and reserves not deductible for tax
      purposes............................................      497     7,476
     Property and equipment...............................      103       214
     Start-up expenditures capitalized for tax purposes...      274       129
     Research and development credit carryforwards........      702     7,486
                                                           --------  --------
       Total deferred tax assets..........................   19,185    88,771
   Less: valuation allowance..............................  (19,185)  (63,856)
                                                           --------  --------
       Net deferred tax assets............................      --     24,915
   Deferred tax liabilities--other intangible assets......      --    (24,915)
                                                           --------  --------
                                                           $    --   $    --
                                                           ========  ========

  The Company's deferred tax liabilities resulted from its acquisitions during the year ended June 30, 2000, due to a difference in the financial statement and tax basis of net assets acquired.

  In light of the Company's recent history of operating losses, the Company has recorded a valuation allowance for all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

  Approximately $49.2 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized. The benefit from approximately $5.8 million of the total $7.5 million valuation allowance for the deferred tax asset related to research and development credit carryforwards will be allocated to additional paid-in capital when and if subsequently realized.

  As of June 30, 2000, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $192 million and $96 million, respectively. In addition, the Company has federal and California research and development credit carryforwards of approximately $4.9 million and $3.9 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2020 if not utilized. The California net operating loss carryforwards will expire from 2004 through 2006 if not utilized. The California research and development credit carryforwards can be carried forward indefinitely.

8. Geographic, Segment, Significant Customer Information and Enterprise Wide Reporting

  During 1999, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, country-specific information and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

                       PHONE.COM, INC. AND SUBSIDIARIES

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

                                                           Years ended June 30,
                                                          ----------------------
                                                           1998   1999    2000
                                                          ------ ------- -------
   Revenue:
     UP.Link Server Suite................................ $1,335 $ 6,636 $46,484
     UP.Browser..........................................    870   4,514  11,793
     Consulting services.................................    --    2,292  10,450
                                                          ------ ------- -------
                                                          $2,205 $13,442 $68,727
                                                          ====== ======= =======

  The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                           Years ended June 30,
                                                          ----------------------
                                                           1998   1999    2000
                                                          ------ ------- -------
   North America......................................... $1,220 $ 4,515 $19,083
   Europe................................................    513   4,317  16,984
   Asia Pacific..........................................    472   4,610  32,660
                                                          ------ ------- -------
                                                          $2,205 $13,442 $68,727
                                                          ====== ======= =======

  Information regarding the Company's revenues in different countries is as follows (in thousands):

                                                          Years ended June 30,
                                                         ----------------------
                                                          1998   1999    2000
                                                         ------ ------- -------
   United States........................................ $1,141 $ 4,294 $18,796
   Japan................................................    414   4,097  21,136
   Other foreign countries..............................    650   5,051  28,795
                                                         ------ ------- -------
                                                         $2,205 $13,442 $68,727
                                                         ====== ======= =======

  The Company's long lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

  Significant customer information is as follows:

                                                      Percent of
                                                    total revenue
                                                    ----------------     Percent
                                                     Years ended        of total
                                                       June 30,         accounts
                                                    ----------------  receivable at
                                                    1998  1999  2000  June 30, 2000
                                                    ----  ----  ----  -------------
   Customer A......................................  22%   17%    6%         4%
   Customer B......................................  18%    6%    1%        --
   Customer C......................................   2%   10%    2%        --

                       PHONE.COM, INC. AND SUBSIDIARIES

  Revenues aggregating 37%, 43%, and 15% of total revenues for the years ended June 30, 1998, 1999, and 2000, respectively, were generated from customers who are also stockholders of the Company.

9. Litigation

  In April 2000, the Company filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging and seeking a court order declaring that U.S. Patent No. 5,327,529, assigned to Geoworks, is not infringed by the Company and that the patent is also invalid and unenforceable. The Company took this action in response to Geoworks attempt to require industry participants to obtain licenses under the Geoworks patent. On June 15, 2000, Geoworks filed an answer to the Company's complaint and asserted a counterclaim against the Company alleging that the Company infringed the patent and seeking various forms of relief. The Company denies Geoworks' allegations and while it intends to pursue its position vigorously, the outcome of any litigation is uncertain, and the Company may not prevail. Additionally, the Company may incur substantial expenses in defending against this claim. Should the Company be found to infringe the Geoworks patent, it may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If the Company is unable to obtain a license on commercially reasonable terms it may not be able to proceed with development and sale of some of its products.

10. Subsequent Events

  On August 8, 2000, the Company entered into an agreement to merge with Software.com, Inc. ("Software") in a transaction to be accounted for as a pooling of interests. Under the terms of the agreement, each issued and outstanding share of Software common stock will be exchanged for 1.6105 shares of Phone.com common stock. In addition, all outstanding stock options and warrants of Software will be exchanged for Phone.com stock options and warrants based on the exchange ratio. In connection with the merger, the Company and Software.com expect to incur one-time expenses of approximately $100.0 million.

  On August 8, 2000, the Company adopted a Stockholder Rights Agreement ("the Rights Agreement"). The Rights Agreement is designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the Rights Agreement, the Company declared a dividend of one right for each share of the Company's common stock outstanding on August 18, 2000 ("Record Date").

  On August 11, 2000, the Company made a cash payment of $17.0 million to a former shareholder of Paragon that was originally due one year from the original purchase date of March 4, 2000 (See Note 5). The payment was made in conjunction with the former shareholder's separation from the Company.

                        PHONE.COM, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                            Balance at                             Balance
                         beginning of year Additions Deductions at end of year
                         ----------------- --------- ---------- --------------
Allowance for doubtful
 accounts:

  Year ended June 30,
   1998.................       $  --         $ --      $  --        $ --

  Year ended June 30,
   1999.................       $  --         $ --      $  --        $ --

  Year ended June 30,
   2000.................       $  --         $ 300     $  --        $ 300

Allowance for sales
 returns and credits:

  Year ended June 30,
   1998.................       $  --         $ --      $  --        $ --

  Year ended June 30,
   1999.................       $  --         $ --      $  --        $ --

  Year ended June 30,
   2000.................       $  --         $ 750     $  --        $ 750