Form 10-Q
period 2000-09-30
PHONE COM INC
filed 2000-11-14
CIK 1082506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission file number 000-25687

===============================================================================

                                 PHONE.COM, INC.
             (Exact name of registrant as specified in its charter)



              Delaware                                  94-3219054
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

                                 Yes [X] No [_]



     As of October 31, 2000, there were 83,999,256 shares of the registrant's Common Stock outstanding.

                                      INDEX
                                      -----


                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements.


                Condensed consolidated balance sheets at September 30, 2000 and
                June 30, 2000                                                           3

                Condensed consolidated statements of operations for the three
                month periods ended September 30, 2000 and 1999                         4

                Condensed consolidated statements of cash flows for the three
                month periods ended September 30, 2000 and 1999                         5

                Notes to condensed consolidated financial statements                    6


     Item 2.    Management's Discussion and Analysis of Financial Condition             13
                and Results of Operations.

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk.             29

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                       30

     Item 2.    Changes in Securities and Use of Proceeds                               30

     Item 3.    Defaults Upon Senior Securities                                         31

     Item 4.    Submission of Matters to a Vote of Security Holders                     31

     Item 5.    Other Information                                                       31

     Item 6.    Exhibits and Reports on Form 8-K.                                       31

SIGNATURES                                                                              33


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PHONE.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        September 30,   June 30,
                                                            2000          2000
                                                        -----------    -----------

                            Assets
Current assets:
     Cash and cash equivalents ......................   $    94,529    $    78,873
     Short-term investments .........................       323,589        356,715
     Accounts receivable (net of allowances of $881
       and $1,050 as of September 30, 2000 and June 30,
       2000, respectively) ............................      58,041         46,939
     Prepaid expenses and other current assets ......        13,633          9,033
                                                        -----------    -----------

              Total current assets ..................       489,792        491,560

Property and equipment, net .........................        30,348         25,188
Restricted cash and investments .....................        20,700         20,700
Deposits and other assets ...........................         7,663          8,508
Goodwill and other intangible assets, net ...........     1,460,667      1,612,877
                                                        -----------    -----------

                                                        $ 2,009,170    $ 2,158,833
                                                        ===========    ===========
             Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of equipment loans
        and capital lease obligations ...............   $     2,858    $     2,882
     Accounts payable ...............................         5,299          9,062
     Accrued liabilities ............................        36,630         45,497
     Deferred revenue ...............................        99,930         77,344
                                                        -----------    -----------

              Total current liabilities .............       144,717        134,785

Equipment loans and capital lease obligations,
   less current portion .............................         2,634          3,291
                                                        -----------    -----------

              Total liabilities .....................       147,351        138,076
                                                        -----------    -----------

Stockholders' equity:
     Common stock ...................................            83             83
     Additional paid-in capital .....................     2,340,872      2,335,683
     Deferred stock-based compensation ..............        (4,770)        (6,659)
     Notes receivable from stockholders .............          (650)          (724)
     Accumulated other comprehensive loss ...........          (413)          (532)
     Accumulated deficit ............................      (473,303)      (307,094)
                                                        -----------    -----------

              Total stockholders' equity ............     1,861,819      2,020,757
                                                        -----------    -----------

                                                        $ 2,009,170    $ 2,158,833
                                                        ===========    ===========


     See accompanying notes to the condensed consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                        2000             1999
                                                      ---------       ---------
  Revenues:
     License ...................................      $  33,327       $   5,262
     Maintenance and support services ..........          6,569           2,465
     Consulting services .......................          6,577             820
                                                      ---------       ---------
           Total revenues ......................         46,473           8,547
                                                      ---------       ---------
Cost of revenues:
     License ...................................          5,988             228
     Maintenance and support services ..........          4,521           1,585
     Consulting services .......................          4,003             537
                                                      ---------       ---------

           Total cost of revenues ..............         14,512           2,350
                                                      ---------       ---------

           Gross profit ........................         31,961           6,197
                                                      ---------       ---------
Operating expenses:
     Research and development ..................         19,228           5,469
     Sales and marketing .......................         20,537           4,925
     General and administrative ................          6,940           1,938
     Stock-based compensation ..................          3,563             212
     Amortization of goodwill and
        intangible assets ......................        152,285            --
                                                      ---------       ---------

           Total operating expenses ............        202,553          12,544
                                                      ---------       ---------

           Operating loss ......................       (170,592)         (6,347)

Interest and other income, net .................          6,939           1,498
                                                      ---------       ---------

           Loss before income taxes ............       (163,653)         (4,849)

Income taxes ...................................          2,556              89
                                                      ---------       ---------

           Net loss ............................      ($166,209)      ($  4,938)
                                                      =========       =========

Basic and diluted net loss per share ...........      ($   2.02)      ($   0.08)
                                                      =========       =========
Shares used in computing basic and
     diluted net loss per share ................         82,279          61,932
                                                      =========       =========

  See accompanying notes to the condensed consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Three Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                  2000        1999
                                                               ---------    ---------
Cash flows from operating activities:
     Net loss ..............................................   ($166,209)   ($  4,938)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
          Depreciation and amortization ....................     155,190          506
          Amortization of stock-based compensation .........       3,563          212
          Changes in operating assets and liabilities:
              Accounts receivable ..........................     (11,102)      10,000
              Prepaid expenses and other assets ............      (3,755)        (236)
              Accounts payable .............................      (3,763)         467
              Accrued liabilities ..........................      10,780          608
              Deferred revenue .............................      22,586        1,645
                                                               ---------    ---------
                Net cash provided by operating
                   activities ..............................       7,290        8,264
                                                               ---------    ---------
Cash flows from investing activities:
     Purchases of property and equipment, net ..............      (8,065)      (3,436)
     Payments related to acquisition indebtedness...........     (19,722)        --
     Purchases of short-term investments ...................     (46,924)     (66,600)
     Proceeds from sales and maturities
        of short-term investments ..........................      80,333        4,500
                                                               ---------    ---------
                Net cash provided by (used for) investing
                activities .................................       5,622      (65,536)
                                                               ---------    ---------
Cash flows from financing activities:
     Issuance of common stock ..............................       3,515            5
     Repayment of notes receivable from stockholders .......          74         --
     Repayment of equipment loans and capital lease
        obligations ........................................        (681)        (111)
                                                               ---------    ---------
                Net cash provided by (used for) financing
                activities .................................       2,908         (106)
                                                               ---------    ---------
Effect of exchange rate on cash and cash equivalents........         164         --
                                                               ---------    ---------
Net increase (decrease) in cash and cash equivalents
                                                                  15,656      (57,378)
Cash and cash equivalents at beginning of period ...........      78,873       79,803
                                                               ---------    ---------

Cash and cash equivalents at end of period .................   $  94,529    $  22,425
                                                               =========    =========
Supplemental disclosures of cash flow information:

     Deferred stock-based compensation .....................   $   1,674    $    --
                                                               =========    =========



  See accompanying notes to the condensed consolidated financial statements.

                        PHONE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the three-month periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 2000, 1999 and 1998 and for each of the years in the three-year period ended June 30, 2000, including notes thereto, included in the Company's fiscal 2000 Annual Report on Form 10-K. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

NOTE 2 - Revenue Recognition

     Effective July 1, 1998, the Company adopted SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

     Revenue from multiple-element arrangements are allocated to undelivered elements of the arrangement, such as maintenance and support services and consulting services, based on the fair values of the undelivered elements. The determination of fair value is based on objective evidence which is specific to the Company. Revenue from delivered elements is recognized using the residual method.

     Revenue from license fees is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations of the Company with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, sales through channel partners are recognized upon sell-through to the end-user customer. The Company considers all arrangements with payment terms extending beyond one year not to be fixed and determinable. If the fee is not fixed and determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     The Company licenses its UP.Link Server Suite and related server-based software products to network operators through its direct sales force and indirectly through its channel partners. The Company's license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses for UP.Link Server Suite and related server-based software products can be purchased under a perpetual license model either on an as-deployed basis or on a prepaid basis, or alternatively, under a monthly or quarterly time-based license model.

     For licenses purchased on an as-deployed basis, license revenue is generally recognized quarterly as subscribers are activated to use the services that are based on the Company's UP.Link Server Suite and related server-based software products.

     For arrangements under which licenses are purchased on a prepaid basis and the Company does not have objective evidence of the fair value of maintenance and support services, prepaid license fees are recognized ratably over the period that maintenance and support services are expected to be provided, generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. For arrangements under which licenses are purchased on a prepaid basis and the Company has objective evidence of the fair value of maintenance and support services, prepaid license fees are recognized upon delivery and acceptance by the network operator. For arrangements where the Company has committed to provide the customer with future unspecified products under a subscription arrangement. Under a subscription arrangement, prepaid license fees are recognized ratably over the contractual term of the subscription arrangement (i.e., the date the prepaid licenses expire if not used), generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator.

     For customers that license the Company's products under a time-based license model, revenues are recognized over the term of the license, generally three months based on the number of the customer's subscribers using the services that are based on the Company's products during the respective license terms.

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


NOTE 3 - Comprehensive Income

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive net income (loss) and its components. However, it has no impact on the Company's net income as presented in the accompanying consolidated financial statements. The only items of comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on marketable securities and foreign currency translation adjustments.

Comprehensive loss includes unrealized gains and losses on "available-for sale" marketable securities that have been excluded from net income and reflected in equity, and foreign currency translation adjustments. A summary of comprehensive loss follows:

                                       Three Months Ended
                                           September 30,
                                     -------------------------
                                         2000         1999
                                     -------------------------
Net loss...................          $  (166,209)   $  (4,938)
Currency translation adjustments...         (163)           -
Unrealized gain (loss) on securities         282            -
                                     -----------    ---------
Comprehensive loss.................. $   166,090    $  (4,938)
                                     ===========    =========


NOTE 4 - Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares of restricted common stock subject to repurchase, common stock from options and warrants to purchase common stock, using the treasury stock method, and from convertible securities on an "as if converted" basis. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                            Three Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------

Shares issuable under stock options .................         21,020       9,783
Shares of restricted stock subject
   to repurchase ....................................            668         456
Shares issuable pursuant to
   warrants to purchase common stock ................             10        --


     The weighted-average exercise price of stock options outstanding was $60.47 and $5.34 as of September 30, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.52 and $0.38 as of September 30, 2000 and

1999, respectively. The weighted-average exercise price of outstanding warrants was $8.43 as of September 30, 2000.

NOTE 5 - Derivative Instruments and Hedging Activities

     As of July 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company does not currently hold any derivative financial instrument in the ordinary course of its operations and does not engage in hedging activities. As a result, the Company has determined that the adoption of SFAS No. 133 has not had a material effect on the Company's consolidated financial position or results of operations .

NOTE 6 - Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal 2001. The Company is in the process of assessing any impact that the adoption of SAB 101 will have on its consolidated financial statements or results of operations.

     In March 2000, the Emerging Issues Task Force (EITF) published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site, should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company adopted EITF Issue No. 00-2 on July 1, 2000. EITF Issue No. 00-2 has not had a material effect on the Company's consolidated financial position or results of operations.

     In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company adopted EITF Issue No. 00-3 on July 1, 2000. The Company determined that EITF Issue No. 00-3 has not had a material effect on the Company's consolidated financial position or results of operations.

     In March 2000, the FASB issued FIN 44, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. The Company adopted FIN 44 on July 1, 2000. The Company determined that FIN 44 has not had a material effect on its consolidated financial position or results of operations.

NOTE 7 - Geographic, Segment, and Significant Customer Information

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

                                                   Three Months Ended
                                                      September 30,
                                                  --------------------
                                                   2000         1999
                                                  -------      -------
          Revenues:
               UP.Link Server Suite ........      $35,572      $ 5,800
               UP.Browser ..................        4,324        1,927
               Consulting services .........        6,577          820
                                                  -------      -------
                   Total revenues ..........      $46,473      $ 8,547
                                                  =======      =======


     The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                   Three Months Ended
                                                      September 30,
                                                  --------------------
                                                   2000         1999
                                                  -------      -------
          Revenues:
               North America ...............      $14,163      $ 2,482
               Europe ......................       13,352        1,896
               Asia Pacific ................       18,958        4,169
                                                  -------      -------
                   Total revenues ..........      $46,473      $ 8,547
                                                  =======      =======



Information regarding the Company's revenues in different countries is as follows (in thousands):

                                                   Three Months Ended
                                                      September 30,
                                                  --------------------
                                                    2000        1999
                                                   ------      ------
          Revenues:
               United States .................     $12,938     $ 2,463
               Japan .........................      11,755       4,056

               United Kingdom ................       8,212           9
               Other foreign countries .......      13,568       2,019
                                                   -------     -------
                   Total revenues ............     $46,473     $ 8,547
                                                   =======     =======

Note 8 -  Merger with Software.com, Inc.

     On August 8, 2000, the Company entered into an agreement to merge with Software.com, Inc. (Software) in a transaction to be accounted for as a pooling of interests. Under the terms of the agreement, each issued and outstanding share of Software common stock will be exchanged for 1.6105 shares of Phone.com common stock. In addition, all outstanding stock options and warrants of Software will be exchanged for Phone.com stock options and warrants based on the exchange ratio. Included in the merger agreement is an option for the Company to acquire 9,724,460 shares of Software.com common stock at a price of $125.7197 per share in the event of termination of the merger agreement by Software.com. Management believes the likelihood of the merger being terminated is remote. Therefore, no value has been assigned to the option. In connection with the merger, the Company and Software.com expect to incur merger transaction costs and other merger-related costs of approximately $100 million. The proposed merger is subject to approval by the respective shareholders of Phone.com and Software and satisfaction of customary closing conditions and is expected to close on or about November 17, 2000.

Note 9 - Acquisitions

     On October 26, 1999, the Company completed its acquisition of APiON Telecom Limited (APiON), a company based in Belfast, Northern Ireland, in exchange for 2,393,026 shares of its common stock. In addition, the Company also agreed to issue cash and common stock with an aggregate value of up to approximately $14.1 million to the then current and former employees of APiON. APiON was a provider of WAP software products to GSM network operators in Europe and had expertise in GSM Intelligent Networks, wireless data and WAP technology. Former employees of APiON received consideration totaling approximately $2.2 million in cash with the remaining $4.3 million payable in common stock of the Company on the one-year anniversary of the closing of the acquisition of APiON subject to forfeiture upon the occurrence of certain events. Current employees of APiON received approximately $2.5 million in cash with the remaining $5.1 million payable in common stock of the Company on each of the first two anniversaries of the closing of the acquisition of APION contingent upon continue employment. The actual number of Phone.com shares to be issued to the then current and former employees of APiON will depend upon the fair value of Phone.com common stock on the distribution date. The total purchase price for the transaction including direct acquisition costs was approximately $246.8 million.

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

     On February 8, 2000, the Company acquired all of the outstanding common and redeemable convertible preferred stock of AtMotion, Inc. (AtMotion), in exchange for 2,280,287 shares of its common stock. The Company also assumed all of the outstanding options and warrants of AtMotion. AtMotion is a provider of Voice Portal technology. Total consideration given aggregated approximately $287.2 million. The acquisition was accounted for as a purchase with AtMotion's results of operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $286.1 million, with $242.9 million attributable to goodwill, $655,000 attributable to assembled workforce and $42.5 million attributable to developed technology. These assets are being amortized on a straight-line basis over a period of three years. At the time of the acquisition, 12.1% of the shares issued by the Company were placed in escrow with most of the escrow shares to remain in escrow for a period of at least one year from the date of the acquisition to be released upon the occurrence of certain events.

     On March 4, 2000, the Company acquired all of the outstanding common and preferred stock of Paragon Software (Holdings' Limited (Paragon)), a company incorporated in England and Wales, in exchange for 3,015,016 shares of its common stock. The Company also assumed all of the outstanding options of Paragon. Paragon is a provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. Total consideration aggregated approximately $453.7 million in common stock of the Company in addition to a cash payment of $3.6 million. An additional $17 million in cash was paid in July 2000. Additional cash payments of $3.9 million will be paid within one year to be allocated among certain employees of Paragon. These were also transaction costs in connection with the purchase of approximately $11.6 million. The acquisition was accounted for as a purchase with Paragon's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $483.7 million, with $455.1 million attributable to goodwill, $980,000 attributable to assembled workforce, $7.2 million attributable to developed technology, $2.3 million attributable to non-compete agreements and $18.1 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

     On April 14, 2000, the Company acquired all of the outstanding common and preferred stock of Onebox.com, Inc. (Onebox), a company based in San Mateo, California, in exchange for 6,206,865 shares of its common stock. The Company also assumed all of the outstanding options of Onebox. Onebox is a communications application service provider offering users unified e-mail, voicemail, facsimile, and wireless-enabled communication applications. Total consideration aggregated approximately $814.7 million including estimated transaction costs of approximately $16.8 million. The acquisition was accounted for as a purchase with Onebox's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $814.1 million, with $789.7 million attributable to goodwill, $590,000 attributable to assemble workforce, $14.7 million attributable to developed technology, $4.8 million attributable to non-compete agreements and $4.3 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

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

     For each acquisition, the Company determined the allocation between developed and in-process research and development. This allocation was based on whether or not technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86 sets guidelines for establishing technological feasibility. Technological feasibility can be achieved through the completion of a detail program design or, in its absence, completion of a working model. As of the respective dates of the acquisitions of APiON, Paragon and Onebox discussed above, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

     The following table shows unaudited pro forma revenue, net loss and basic and diluted net loss per share of Phone.com, including the results of operations of ApiON, AtMotion, Paragon, Onebox, and MyAble as if each company had been acquired on July 1, 1999 (in thousands, except per share data):

                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                                   1999
                                                           ------------------
     Revenues ............................................       $   9,333
     Net loss attributable to common stockholders ........       ($162,424)
     Basic and diluted net loss per share ................       ($   2.14)
     Shares used in pro forma per share computation ......          75,864


     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Note 10 - Litigation

     In April 2000, the Company filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging and seeking a court order declaring that U.S. Patent No. 5,327,529, assigned to Geoworks, is not infringed by the Company and that the patent is also invalid and unenforceable. The Company took this action in response to Geoworks attempt to require industry participants to obtain licenses under the Geoworks patent. On June 15, 2000, Geoworks filed an answer to the Company's complaint and asserted a counterclaim against the Company alleging that the Company infringed the patent and seeking various forms of relief. On September 8, 2000, Geoworks filed a complaint with the International Trade Commission requesting that the Commission commence an investigation based on the importation of WAP compatible devices by the Company and others. Geoworks seeks to have the Commission prohibit the importation of these WAP compatible devices based on Geoworks' allegation that they infringe U.S. Patent No. 5,327,529. The Company denies Geoworks' allegations and while it intends to pursue its position vigorously, the outcome of any litigation is uncertain, and the Company may not prevail. Additionally, the Company may incur substantial expenses in defending against this claim. Should the Company be found to infringe the Geoworks patent, it may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If the Company is unable to obtain a license on commercially reasonable terms it may not be able to proceed with development and sale of some of its products. The Company is unable to estimate the range of potential loss, if any, in connection with the litigation with Geoworks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

     We were incorporated in December 1994 and, from inception until June 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1995, we developed our initial technology, which enables the delivery of Internet-based services to wireless telephones. In 1996, we introduced and deployed our first products based on this technology. We first recognized license revenues in August 1996, and generated license revenues of approximately $522,000, $5.2 million and $43.7 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively, and $33.3 million for the three months ended September 30, 2000. We incurred net losses of approximately $166.2 million for the three months ended September 30, 2000 and $10.6 million, $20.8 million and $265.1 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. As of September 30, 2000, we had an accumulated deficit of approximately $473.3 million.

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

     We generate revenues from licenses, maintenance and support services and consulting services. We receive license revenues primarily from licensing our software platform directly to network operators and indirectly through value-added resellers. Currently, our software platform consists of the UP.Link Server, the Mobile Management Server and the MyPhone Application Suite. As of September 30, 2000, 83 network operators have licensed our software and have commenced or announced commercial service or are in market or laboratory trials. Those customers serve over 278 million voice subscribers. Maintenance and support services revenues are from engineering and support services provided to wireless telephone manufacturers and wireless network operators. Consulting services revenues are derived from consulting services provided to network operator customers either directly by us or indirectly through resellers.

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

     Our business strategy also relies to a significant extent on the widespread propagation of UP.Browser-enabled telephones through our relationships with network operators and wireless telephone manufacturers. In order to encourage adoption of UP.Browser-enabled wireless telephones, we generally license our UP.Browser software to wireless telephone manufacturers free of per-unit royalties and other license fees and provide maintenance and support services for an annual flat fee. As of September 30, 2000, we had licensed UP.Browser to 83 wireless telephone manufacturers.

     Effective July 1, 1998, we adopted SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

     Revenue from multiple-element arrangements are allocated to elements of the arrangement, such as maintenance and support services and consulting services, based on the fair values of the elements. The determination of fair value is based on objective evidence which is specific to us. Revenue from delivered elements is recognized using the residual method.

     Revenue from license fees is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, sales through channel partners are recognized upon sell-through to the end-user customer. We consider all arrangements with payment terms extending beyond one year not to be fixed and determinable. If the fee is not fixed and determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     We license our UP.Link Server Suite and related server-based software products to network operators through our direct sales force and indirectly through our channel partners. The Company's license agreements do not provide for a right of return. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Licenses for UP.Link Server Suite and related server-based software products can be purchased under a perpetual license model either on an as-deployed basis or on a prepaid basis, or alternatively, under a monthly or quarterly time-based license model.

     For licenses purchased on an as-deployed basis, license revenue is generally recognized quarterly as subscribers are activated to use the services that are based on our UP.Link Server Suite and related server-based software products.

     For arrangements under which licenses are purchased on a prepaid basis and we do not have objective evidence of the fair value of maintenance and support services, prepaid license fees are recognized ratably over the period that maintenance and support services are expected to be provided, generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator. For arrangements under which licenses are purchased on a prepaid basis and we have objective evidence of the fair value of maintenance and support services, prepaid license fees are recognized upon delivery and acceptance by the network operator. For arrangements where we commit to provide the customer with future unspecified products under a subscription arrangement prepaid license fees are recognized ratably over the contractual term of the subscription arrangement (i.e., the date the prepaid licenses expire if not used), generally 12 to 30 months, commencing at the beginning of the month delivery and acceptance occur by the network operator.

     For customers that license our products under a time-based license model, revenues are recognized over the term of the license, generally three months based on the number of the customer's subscribers using the services that are based on our products during the respective license term.

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

     Deferred revenue was $99.9 million as of September 30, 2000, comprised of $92.4 million in prepaid fees charged to wireless network operators and $7.5 million in prepaid maintenance and other service fees charged to wireless telephone manufacturers. Although deferred revenues increased from $77.3 million as of June 30, 2000,we expect that deferred revenue will decline in the long term as network operators deploy services based on our products.

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

     International sales of products and services accounted for 72% and 71% of our total revenues for the quarters ended September 30, 2000 and 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. In particular, a number of wireless phone manufacturers have delayed commercial release of WAP-compliant wireless telephones, particularly affecting European and other markets based on the GSM standard. Risks inherent in our international business activities include:

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

PROPOSED MERGER WITH SOFTWARE.COM, INC.

     On August 9, 2000, we announced our intention to merge with Software.com (see Note 8 to the Condensed Consolidated Financial Statements). The proposed merger is subject to approval by the respective stockholders of Phone.com and Software.com and satisfaction of customary closing conditions and is expected to close on November 17, 2000. Software.com is a leading provider of platforms, applications and services that enable the delivery of Internet-based services to mass-market wireline devices. If completed, we expect that the combined company will be a leading provider of highly scalable infrastructure and application software enabling the delivery of e-mail, voicemail, unified messaging, directory and wireless Internet access for IP-based networks. We further expect that the combined company will benefit from cross-sell and up-sell opportunities through the combined existing relationships with major communications service providers worldwide.

     If completed, the merger with Software.com will result in the new business risks and integration challenges common in all mergers. For example, our ability to successfully integrate the two companies will depend in part on our ability to retain key personnel who are knowledgeable about our businesses. In addition, our ability to continue to adequately operate and grow our existing businesses will depend on our ability to retain existing customers and attract new customers to the combined company's products. If we are unable to do so, it could have a negative impact on our consolidated results.

RESULTS OF OPERATIONS

License Revenues

     License revenues increased from $5.3 million for the three months ended September 30, 1999 to $33.3 million for the three months ended September 30, 2000. The increase in license revenues was primarily due to the recognition of revenues associated with the increased licensing of our products to AT&T Wireless Services and Sprint in the United States, KDDI in Japan and Shinsegi Telecom in Korea. This quarter also saw us recognize license revenues for the first time from British Telecom in Europe and Nextel in the United States. In total we are now recognizing license revenues from approximately 55 wireless network operator customers in North America, Europe, Asia and other parts of the world.

Maintenance and Support Services Revenues

     Maintenance and support services revenues increased from $2.5 million for the three months ended September 30, 1999 to $6.6 million for the three months ended September 30, 2000. The increase in maintenance and support services revenues reflects an increase in services provided to wireless telephone manufacturers and increased installation and support fees from network operators.

Consulting Services Revenues

     Consulting services revenues increased from $820,000 for the three months ended September 30, 1999 to $6.6 million for the three months ended September 30, 2000. The increase in consulting services revenue was primarily due to the increased number of wireless network operators who have licensed our technology and engaged us to perform integration services relating to their commercial launches of our technology.

Cost of License Revenues

     Cost of license revenues consists primarily of third-party license and support fees. Cost of license revenues increased from $228,000 for the three months ended September 30, 1999 to $6.0 million for the three months ended September 30, 2000. As a percentage of license revenues, cost of license revenues for the three months ended September 30, 1999 and 2000 was 4% and 18%, respectively. The increase as a percentage of license revenues was attributable primarily to the acquisition of Onebox and the inclusion of its costs associated with the operation of its data center in cost of license revenues under the ASP model. Under an ASP model, certain costs such as the depreciation costs associated with operating a data center are charged to cost of license revenues. We expect that cost of license revenues will continue to vary as a percentage of license revenues from period to period.

Cost of Maintenance and Support Services Revenues

     Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to network operators, and engineering and support services to wireless telephone manufacturers. The engineering and support services performed for wireless telephone manufacturers include assistance relating to integrating our UP.Browser software into the manufacturers' wireless telephones. Cost of maintenance and support services revenues increased from $1.6 million for the three months ended September 30, 1999 to $4.5 million for the three months ended September 30, 2000. As a percentage of maintenance and support service revenues, cost of maintenance and support services revenues for the three months ended September 30, 1999 and 2000 was 64% and 69%, respectively. The margin decrease associated with the growth in cost of maintenance and support services revenues from the quarter ended September 30, 1999 to the quarter ended September 30, 2000, was attributable primarily to an increase in personnel dedicated to support a larger number of wireless telephone manufacturer customers and to increased staffing in anticipation of growth in the number of network operator customers. We anticipate that the cost of maintenance and support services revenues will increase in absolute dollars in future operating periods.

Cost of Consulting Services Revenues

     Cost of consulting services revenues consists of compensation and independent consultant costs for personnel engaged in our consulting services operations and related overhead. Cost of consulting services revenues increased from $537,000 for the three months ended September 30, 1999 to $4.0 million for the three months ended September 30, 2000. As a percentage of consulting services revenues, cost of consulting services revenues for the three months ended September 30, 1999 and 2000 was 65% and 61%, respectively. The increase in gross margins associated with consulting services revenues was due to a higher mix of consulting services performed under fixed contractual arrangements compared to consulting services performed on a time and materials basis. Gross profit on consulting services revenues is impacted by the mix of company personnel and independent consultants assigned to projects. The gross profit we achieve is also impacted by the contractual terms of the consulting assignments we undertake, and the gross profit on fixed price contracts typically is more susceptible to fluctuation than contracts performed on a time-and-materials basis. We anticipate that the cost of consulting services revenues will increase in absolute dollars as we continue to invest in the growth of our consulting services operations.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased 252% from $5.5 million, or 64% of revenues, for the three months ended September 30, 1999, to $19.2 million, or 41% of revenues, for the three months ended September 30, 2000. The increase in costs associated with research and development were attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars. We further anticipate that research and development expenses will increase substantially due to product development efforts associated with all of our initiatives, including Unified Messaging. We have also added significant number of engineering personnel through our acquisitions of APiON, Angelica, AtMotion, Paragon, Onebox and MyAble.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased 317% from $4.9 million, or 58% of revenues, for the three months ended September 30, 1999, to $20.5 million, or 44% of revenues, for the three months ended September 30, 2000. The increase in sales and marketing expenses resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to develop market awareness of our products and services. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas. In addition, we expect that sales and marketing expenses will increase as a result of the addition of sales and marketing personnel in connection with the acquisitions of APiON, AtMotion, Paragon, Onebox, Velos and MyAble.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased 258% from $1.9 million, or 23% of revenues, for the three months ended September 30, 1999, to $6.9 million, or 15% of revenues, for the three months ended September 30, 2000. These increases were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

Stock-Based Compensation

     Stock-based compensation expense totaled $0.2 million and $3.6 million for the three months ended September 30, 1999 and 2000, respectively. All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Some stock options granted and restricted stock issued during the fiscal years ended June 30, 1998, 1999 and 2000, resulted in the recognition of deferred stock-based compensation. Total deferred stock-based compensation associated with these equity arrangements amounted to $2.4 million related to stock options granted and restricted stock issued from October 1997 through June 1999. Of the total deferred stock-based compensation recorded through June 1999, $0.2 million and $0.1 million was amortized for the three months ended September 30, 1999 and 2000, respectively. In November 1999, a stock option award was made to a new employee at a price discounted from the then-current fair market value of our stock, giving rise to deferred stock-based compensation in the amount of $2.8 million. In July 2000, a stock option award was made to an employee at a price discounted from the then-current fair market value of our stock, giving rise to deferred stock-based compensation in the amount of $1.7 million that was recognized for the three months ended September 30, 2000. For the three months ended September 30, 2000, we recognized stock-based compensation expense related to these awards in the amount of approximately $0.3 million. We expect amortization of approximately $3.0 million, $0.6 million and $0.3 million in the fiscal years ending June 30, 2001, 2002 and 2003, respectively, relating to the amortization of the deferred stock-based compensation associated with stock options granted and restricted stock issued from October 1997 through July 2000.

     In connection with our acquisition of APiON in October 1999, we recorded additional deferred stock-based compensation of approximately $5.1 million. For the three months ended September 30, 2000, we recognized stock-based compensation expense related to APiON in the amount of approximately $1.0 million and we expect amortization of approximately $2.1 million and $0.4 million the fiscal years ending June 30, 2001 and 2002, respectively. In connection with our acquisition of Angelica in October 1999, we recorded additional deferred stock-based compensation of approximately $1.7 million. For the three months ended September 30, 2000, we recognized stock-based compensation expense related to Angelica of approximately $0.3 million, and we expect amortization of approximately $0.7 million and $0.2 million in the fiscal years ending June 30, 2001 and 2002, respectively. In connection with our acquisition of Velos in June 2000, we recorded additional deferred stock-based compensation expense related to Velos in the amount of $1.2 million. For the three months ended September 30, 2000, we recognized stock-based compensation expense related to Velos in the amount of approximately $0.2 million, and we expect amortization of approximately $0.8 million and $0.3 million in the fiscal years ending June 30, 2001 and 2002, respectively. We may in the future issue stock options with exercise prices below the then current fair market value, which would increase deferred stock-based compensation.

Amortization of Goodwill and Intangible Assets

     Amortization of goodwill and intangible assets related to our October 1999 acquisitions of APiON and Angelica, and our acquisitions of AtMotion in February 2000, Paragon in March 2000, Onebox in April 2000, Velos in May 2000 and MyAble in June 2000 resulted in amortization expense of approximately $152.3 million for the three months ended September 30, 2000. Amortization of the goodwill and other intangible assets which were acquired in past acquisitions are being amortized on a straight-line basis over a three-year period. We expect amortization of approximately $609.1 million, $609.1 million and $394.8 million in the fiscal years ending June 30, 2001, 2002 and 2003, respectively, relating to the amortization of goodwill and other intangible assets. In addition, we may have additional acquisitions in future periods which could give rise to additional goodwill or other intangible assets being acquired. If we acquire additional goodwill or other intangible assets, our acquisition-related amortization may increase in future periods.

Interest and Other Income, Net

     Net interest income increased from $1.5 million to $6.9 million for the three months ended September 30, 1999 and 2000, respectively. The increase resulted primarily from earnings on rising cash, cash equivalents and short-term investment balances as a result of the secondary public offering in November 1999, partially offset by an increase in interest expense related to obligations under capital leases and our equipment loans.

Income Taxes

     Income tax expense was $89,000 and $2.6 million for the three months ended

September 30, 1999 and 2000, respectively. Income tax expense for the three months ended September 30, 1999 and 2000 consisted primarily of foreign withholding taxes.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock which totaled $66.0 million in aggregate net proceeds through March 31, 1999, through our initial public offering in June 1999 which generated net proceeds of $66.8 million, and through our secondary public offering in November 1999 which generated net proceeds of approximately $390.4 million. As of September 30, 2000, we had $418.1 million of cash, cash equivalents and short-term investments and working capital of $345.1 million.

     Net cash provided by operating activities was $7.3 million for the three months ended September 30, 2000. The net cash provided was attributable primarily to increases in deferred revenue and accrued liabilities of $22.6 million and $10.8 million, respectively. These increases were offset in part by the net loss of $166.2 million and the increase in accounts receivable of $11.1 million and after consideration of non-cash amortization expenses principally relating to goodwill, in-process research and development, and other intangible assets as a result of the acquisitions of APiON, Angelica, AtMotion, Paragon, Onebox, Velos and MyAble. The increases in deferred revenue and accounts receivable were due to increased sales to both wireless telephone manufacturers and network operators.

     Net cash provided for investing activities was $5.6 million for the three months ended September 30, 2000, primarily reflecting net sales of short-term investments, offset by continued investments in property and equipment and cash paid to satisfy acquisitions related liabilities.

     Net cash provided by financing activities was $2.9 million for the three months ended September 30, 2000, primarily reflecting the net issuance of common stock.

     As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans and capitalized lease obligations. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California that is under construction and is expected to be completed in the year 2001. Lease terms require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease term is for a period of 12 years from the commencement date of the lease. The agreement required that we provide a letter of credit in the amount of $16.5 million. As of September 30, 2000, we have guaranteed the letter of credit and have pledged approximately $20.7 million, or 125% of the letter of credit. The restricted cash and investments held in trust under this agreement are earning approximately 6.7 % interest and the resulting income earned is not subject to any restrictions. The lease further requires that we pay leasehold improvements which are expected to be at least $15 million over the next year. Although we have no material other commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Factors That May Affect Future Results

     In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects.

Our future profitability is uncertain because we have a limited operating history.

     Because we commenced operation in December 1994 and commercially released our first products in June 1996, we only have a limited operating history on which you can base your evaluation of our business. In addition, until our 1999 fiscal year, we have had less than $2.25 million in annual revenue, which represents a small percentage of our future anticipated annual revenues.

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

     Most our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectation regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Due to the foregoing factors, we believe period to period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance.

We may be unable to successfully integrate acquired companies into our business or achieve the expected benefits of the acquisitions.

     Our acquisitions of AtMotion and Paragon, which were completed in February 2000 and March 2000, respectively, our acquisition of Onebox, which was competed in April 2000, and our pending merger with Software.com, our largest business combination to date, which was announced in August 2000, will require integrating the products, business and operations of these companies with our company. We may not be able to successfully assimilate the personnel, operations and customers of these companies into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisitions, including product integration, marketing, product development, distribution and other operations synergies.

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

We may not successful in making strategic investments.

     In the future we may make strategic investments in other companies. Some of these investments may be made in immature businesses with unproven track records and technologies, and may have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and even if we do, we may not be able to make those investments on acceptable terms, or al all. In addition, even if we make investments, we may not gain strategic benefits from those investments.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

     Quarterly fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between six and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. For example, many of our prospective customers have neither budgeted expenses for the provision of Internet-based services to wireless subscribers nor specifically dedicated personnel for the procurement and implementation of our products and services. As a result, we spend a substantial amount of time educating customers regarding the use and benefits or our products and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Further, the emerging and evolving nature of the market for Internet-based services via wireless telephones may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline.

Our success depends on acceptance of our products and services by network operators and their subscribers.

     From inception through September 30, 2000, we have generated a significant portion of our total cumulative revenues from fees paid to us by wireless telephone manufacturers that embed our browser in their wireless telephones. However, our future success depends on our ability to increase revenues from sales of our UP.Link Server Suite and related server-based software and services to new and existing network operator customers and on market acceptance of new products and services, including our MyPhone wireless Internet protocol framework and related server-based communications applications software products, and we may not be able to achieve widespread adoption of these products and services by these customers. This dependence is exacerbated by the relatively small number of network operators worldwide. To date, only a limited number of network operators have implemented and deployed services based on our products. We cannot assure you that network operators will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

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

Until recently, we have relied on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

     Until recently, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of network operators and wireless telephone manufacturers. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues from each quarter for the foreseeable future. Any failure by us to capture a significant share of those customers could materially harm our business. For example, during the fiscal year ended June 30, 1999, AT&T Wireless Services accounted for approximately 17% of our total revenues, and DDI Corporation accounted for approximately 14% of our total revenues. For the year ended June 30, 2000, AT&T Wireless Services and DDI Corporation accounted for 6% and 18%, respectively of our total revenues. The foregoing calculations are based on revenues derived from direct and indirect sales to these customers.

If wireless telephones are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

     We have focused our efforts on mass-market wireless telephones as the principal means of delivery of Internet-based services using our products. If wireless telephones are not widely adopted for mobile delivery of Internet-based services, our business would suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while wireless telephones historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based service in a rapidly evolving industry represents a significant risk to a dominant product emerging. If mobile individuals do not adopt wireless telephones as a means of accessing Internet-based services, our business would suffer.

If widespread integration of browser technology does not occur in wireless telephone, our business could suffer.

     Because our current UP.Link Server Suite and related server-based software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use UP.Browser-enabled wireless telephones in order to fully utilize these features and functionality. Additionally, we expect that future versions of our UP.Link Server Suite and related server-based software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer materiality if widespread integration of UP.Browser or WAP-compliant third-party browser software in wireless telephones does not occur. All of our agreements with wireless telephone manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless telephones. We may not succeed in maintaining and developing relationships with telephone manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless telephone manufacturers may not produce products using UP.Browser in a timely manner and in sufficient quantities, if at all.

Our strategy for the MyPhone business model is subject to uncertainties, and we may not be able to generate sufficient revenues to achieve profitability.

     In September 1999, we announced our MyPhone service. We offer MyPhone as an OEM service to enable network operators to create branded mobile Internet portals for their subscribers, and we do not currently intend to develop our own branded portal site. We also offer MyPhone as software products that network operators can license from us and host themselves. We have limited experience in developing mobile Internet portals, and we may not be successful in executing our business strategy for the MyPhone service and products. The success of MyPhone will depend on a number of factors, including the successful transition from offering MyPhone as a hosted service to also offering MyPhone products, the adoption of MyPhone by network operators, our ability to provide compelling applications and services through MyPhone, and the acceptance by end users of the MyPhone services from network operators. Developing these capabilities and commercializing the product offering will require us to incur significant additional expenses, including costs relating to operating the portal, as well as sales and marketing and research and development expenses. We expect to incur these costs and expenses in advance of generating revenues from the services and products. Furthermore, our business model for MyPhone is new and evolving. Even if we are successful in executing this strategy, we cannot be certain that our business model for the MyPhone service and products will result in sufficient revenue to achieve profitability.

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

     As we enter new markets and introduce new service, such as the MyPhone products and services, we will face additional competitors. As we enter the unified messaging market, we will face competition from established voicemail providers such as Comverse, and Internet-based unified messaging providers such as a Critical Path. In the Portal Framework market, a number of companies have introduced products and services relating to mobile portals that compete with our MyPhone products and services. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies. Our FoneSync synchronization product will face competition from Motorola's TrueSync product, and product from Puma, as well as from emerging synchronization companies such as Fusion One.

Our software products may contain defects or errors, and shipments of our software may be delayed.

     The software we develop is complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing

Internet software and telecommunications markets. Software products and services as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Se have in the past experienced delays in releasing some versions of our products until software problems were corrected. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources, and increased service and warranty costs, any of which could harm our business.

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

     In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging and seeking a court order declaring that U.S. Patent No. 5,327,529, assigned to Geoworks, is not infringed by us and that the patent is also invalid and unenforceable. We took this action in response to Geoworks attempt to require industry participants to obtain licenses under the Geoworks patent. On June 15, 2000, Geoworks filed an answer to our complaint and asserted a counterclaim against us alleging that we infringed the patent and seeking various forms of relief. On September 8, 2000, Geoworks filed a complaint with the International Trade Commission requesting that the Commission commence an investigation based on the importation of WAP compatible devices by us and others. Geoworks seeks to have the Commission prohibit the importation of these WAP compatible devices based on Geoworks' allegation that they infringe U.S. Patent No. 5,327,529. We deny Geoworks' allegations and while we intend to pursue our position vigorously, the outcome of any litigation is uncertain, and we may not prevail. Additionally, we may incur substantial expenses in defending against this claim. Should we be found to infringe the Geoworks patent, we may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If we are unable to obtain a license on commercially reasonable terms we may not be able to proceed with development and sale of some of our products. The Company is unable to estimate the range of potential loss, if any, in connection with the litigation with Geoworks.

International sales of products is an important part of our strategy, and this expansion carries specific risks.

     International sales of products and services accounted for 72% of our total revenues for the quarter ended September 30, 2000. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include business, economic, political and legal risks.

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

     Since our initial public offering in June 1999, our stock price has experienced significant volatility. We expect that the market price of our common stock also will fluctuate in the future as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

     .    announcements or technological or competitive developments;
     .    acquisitions or strategic alliances by us or our competitors;
     .    the gain or loss of a significant customer or order; and
     . changes in estimates or our financial performance or changes in recommendations by securities analysts.

     Additionally, the market price of Software.com is subject to many of the same risks listed above. Because of our pending merger with Software.com, fluctuations in their stock price can increase the volatility in the market price of our common stock.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

     The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels or the initial public offering price regardless of our actual operating performance. Furthermore, the historical trading volume of our stock is not indicative of nay future trading volume because a substantial portion of shares were not eligible for sale until recently. Therefore, if a larger number of shares of our stock are sold in a short period of time, our stock precise will decline. In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's time and resources, which could harm our business, financial condition, and operating results.

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

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. As of September 30, 2000, our interest rate risk was further limited by the fact that all investments in our short-term investment portfolio had a maturity of less than one year.

     Principal amounts of short-term investments by expected maturity:
     (in thousands, except interest rates)

                                               Period ending September 30, 2000
                                                    Expected maturity date
                                                    ----------------------                                     Fair Value
                                         2001       2002         2003        2004         2005      Total   September 30,
                                                                                                                     2000
                                     -------------------------------------------------------------------------------------
Corporate bonds                      $122,436         --           --          --           --    $122,436       $122,376
Commercial paper                       82,278         --           --          --           --      82,278         82,263
Certificates of deposit                69,995         --           --          --           --      69,995         70,000
Federal agencies                       48,956         --           --          --           --      48,956         48,950
                                     --------   --------     --------    --------     --------    --------       --------
Total                                $323,775         --           --          --           --    $323,775       $323,589
                                     ========   ========     ========    ========     ========    ========       ========
 Weighted-average interest rate          6.61%                                                        6.61%
                                     ========                                                     ========

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging and seeking a court order declaring that U.S. Patent No. 5,327,529, assigned to Geoworks, is not infringed by us and that the patent is also invalid and unenforceable. We took this action in response to Geoworks attempt to require industry participants to obtain licenses under the Geoworks patent. On June 15, 2000, Geoworks filed an answer to our complaint and asserted a counterclaim against us alleging that we infringed the patent and seeking various forms of relief. On September 8, 2000, Geoworks filed a complaint with the International Trade Commission requesting that the Commission commence an investigation based on the imporatation of WAP compatible devices by us and others. Geoworks seeks to have the Commission prohibit the importation of these WAP compatible devices based on Geoworks' allegation that they infringe U.S. Patent No. 5,327,529. We deny Geoworks' allegations and while we intend to pursue our position vigorously, the outcome of any litigation is uncertain, and we may not prevail. Additionally, we may incur substantial expenses in defending against this claim. Should we be found to infringe the Geoworks patent, we may be liable for potential monetary damages, and could be required to obtain a license from Geoworks. If we are unable to obtain a license on commercially reasonable terms we may not be able to proceed with development and sale of some of our products. The Company is unable to estimate the range of potential loss, if any, in connection with the litigation with Geoworks.

Item 2.   Changes in Securities and Use of Proceeds.

     On November 16, 1999, in connection with our secondary offering, a Registration Statement on Form S-1 (No. 333-89879) was declared effective by the Securities and Exchange Commission, pursuant to which 3,041,500 shares of our common stock were offered and sold for our account at a price of $135.00 per share, generating net proceeds of $390.4 million. The managing underwriters were Credit Suisse First Boston Corporation, Goldman, Sachs and Co., Hambrecht & Quist, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc., and Bank of America Securities LLC.

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

     On August 8, 2000, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock, par value $.001 per share, of Phone.com at the close of business on August 18, 2000. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of a series of our preferred stock designated as Series A Junior Participating Preferred Stock at a price of $500 per one one-thousandth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and U.S. Stock Transfer Corporation, as Rights Agent, a copy of which appears as Exhibit 1 to our Form 8-A12B, filed with the SEC on August 17, 2000, which exhibit is incorporated herein by reference.


Item 3.   Defaults Upon Senior Securities - Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)      Exhibits

                   27.1 Financial Data Schedule

          (b)      Reports on Form 8-K

     On August 17, 2000, the registrant filed a Current Report on Form 8-K to report that it had entered into (i) an Agreement and Plan of Merger, dated as of August 8, 2000, by and among the registrant, Software.com, Inc. and Silver Merger Sub Inc., and related agreements, and (ii) a Rights Agreement, dated as at August 8, 2000, by and between the registrant and U.S. Stock Transfer Corporation, as Rights Agent.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Phone.com, Inc.



                             By:    /s/   ALAN BLACK
                                   --------------------------------------------
                                   Alan Black
                                   Vice President, Finance and
                                   Administration, Chief Financial Officer and
                                   Treasurer (Principal Financial and
                                   Accounting Officer)




Date:  November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT                            EXHIBIT
NO.                                DESCRIPTION
--------------                     ----------------------------------------

27.1                               Financial Data Schedule