Form 10-Q
period 2000-12-31
OPENWAVE SYSTEMS INC
filed 2001-02-14
CIK 1082506

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from            to

                       Commission file number 000-25687

                               ----------------

                             OPENWAVE SYSTEMS INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       94-3219054
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                             800 Chesapeake Drive
                        Redwood City, California 94063
         (Address of principal executive offices, including zip code)

                                (650) 562-0200
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of January 31, 2001, there were 167,074,846 shares of the registrant's Common Stock outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     INDEX

                        PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements..............................................    3
         Condensed consolidated balance sheets at December 31, 2000 and
          June 30, 2000....................................................    3
         Condensed consolidated statements of operations for the three and
          six month periods ended December 31, 2000 and 1999...............    4
         Condensed consolidated statements of cash flows for the six month
          periods ended December 31, 2000 and 1999.........................    5
         Notes to condensed consolidated financial statements..............    6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   18
 Item 3. Quantitative and Qualitative Disclosures about Market Risk........   36

                         PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................   37
 Item 2. Changes in Securities and Use of Proceeds--Not Applicable.........   37
 Item 3. Defaults Upon Senior Securities--Not Applicable...................   37
 Item 4. Submission of Matters to a Vote of Security Holders...............   37
 Item 5. Other Information--Not Applicable.................................   38
 Item 6. Exhibits and Reports on Form 8-K..................................   38

 SIGNATURE..................................................................  39

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       December 31,  June 30,
                                                           2000        2000
                                                       ------------ ----------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................  $  154,689  $  120,585
  Short-term investments..............................     280,540     402,422
  Accounts receivable (net of allowances of $3,028 and
   $2,177 as of December 31 and June 30, 2000,
   respectively)......................................     114,449      77,385
  Prepaid expenses and other current assets...........      13,574      11,499
                                                        ----------  ----------
    Total current assets..............................     563,252     611,891
Property and equipment, net...........................      68,425      34,824
Restricted cash and investments.......................      20,700      20,700
Deposits and other assets.............................       7,157       5,880
Goodwill and other intangible assets, net.............   1,374,786   1,687,930
                                                        ----------  ----------
                                                        $2,034,320  $2,361,225
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Current portion of capital lease obligations and
   long-term debt.....................................  $    2,929  $    3,367
  Accounts payable....................................      10,614      14,176
  Accrued liabilities ................................      84,873      50,124
  Deferred revenue....................................     109,177      97,863
                                                        ----------  ----------
    Total current liabilities.........................     207,593     165,530
Capital lease obligations and long term debt, less
 current portion......................................       1,971       3,319
                                                        ----------  ----------
    Total liabilities.................................     209,564     168,849
                                                        ----------  ----------
Stockholders' equity:
  Common stock........................................         166         161
  Additional paid-in capital..........................   2,594,537   2,569,416
  Deferred stock-based compensation...................      (3,986)     (7,237)
  Notes receivable from stockholders..................        (925)       (724)
  Accumulated other comprehensive income(loss)........         289        (561)
  Accumulated deficit.................................    (765,325)   (368,679)
                                                        ----------  ----------
    Total stockholders' equity........................   1,824,756   2,192,376
                                                        ----------  ----------
                                                        $2,034,320  $2,361,225
                                                        ==========  ==========

   See accompanying notes to the condensed consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                     Three Months Ended    Six Months Ended
                                        December 31,         December 31,
                                     -------------------  -------------------
                                       2000       1999      2000       1999
                                     ---------  --------  ---------  --------
Revenues:
  License........................... $  79,960  $ 17,347  $ 137,061  $ 29,480
  Maintenance and support services..    13,303     5,773     23,843    10,318
  Professional services.............    16,475     5,941     29,646    10,522
                                     ---------  --------  ---------  --------
    Total revenues..................   109,738    29,061    190,550    50,320
                                     ---------  --------  ---------  --------
Cost of revenues:
  License...........................     6,214       966     11,851     2,054
  Maintenance and support services..     7,070     3,624     13,377     5,861
  Professional services.............     9,023     3,349     17,024     6,116
                                     ---------  --------  ---------  --------
    Total cost of revenues..........    22,307     7,939     42,252    14,031
                                     ---------  --------  ---------  --------
    Gross profit....................    87,431    21,122    148,298    36,289
                                     ---------  --------  ---------  --------
Operating expenses:
  Research and development..........    31,440    13,051     58,599    22,781
  Sales and marketing...............    33,413    12,820     66,993    23,792
  General and administrative........    12,277     5,441     23,029     9,645
  Stock-based compensation..........     1,562     1,863      6,236     2,263
  Amortization of goodwill and other
   intangible assets................   159,731    17,291    318,145    17,291
  Merger costs......................    79,565       --      79,565       --
  Integration costs.................     3,529       --       3,529       --
                                     ---------  --------  ---------  --------
    Total operating expenses........   321,517    50,466    556,096    75,772
                                     ---------  --------  ---------  --------
    Operating loss..................  (234,086)  (29,344)  (407,798)  (39,483)
Interest and other income, net......     7,175     4,838     15,491     7,107
                                     ---------  --------  ---------  --------
    Loss before income taxes........  (226,911)  (24,506)  (392,307)  (32,376)
Income taxes........................     1,714       892      4,339       990
                                     ---------  --------  ---------  --------
    Net loss........................ $(228,625) $(25,398) $(396,646) $(33,366)
                                     =========  ========  =========  ========
Basic and diluted net loss per
 share.............................. $   (1.38) $  (0.19) $   (2.42) $  (0.26)
                                     =========  ========  =========  ========
Shares used in computing basic and
 diluted net loss per share.........   165,088   132,251    163,614   130,644
                                     =========  ========  =========  ========

   See accompanying notes to the condensed consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six Months Ended
                                                              December 31,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Cash flows from operating activities:
 Net loss................................................. $(396,646) $(33,366)
 Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
  Depreciation and amortization...........................   326,008    17,873
  Amortization of stock-based compensation................     5,885     2,414
  Stock based compensation settled in cash................    (2,548)      --
  Provision for doubtful accounts.........................     2,254       482
  Changes in operating assets and liabilities:
   Accounts receivable....................................   (39,318)    1,004
   Prepaid expenses and other assets......................      (365)   (2,024)
   Accounts payable.......................................    (3,561)      281
   Accrued liabilities....................................    55,451     8,675
   Deferred revenue.......................................     9,976    14,704
                                                           ---------  --------
    Net cash provided by (used for) operating activities..   (42,864)   10,043
                                                           ---------  --------
Cash flows from investing activities:
 Purchases of property and equipment, net.................   (42,068)  (10,830)
 Payments related to prior acquisitions...................   (25,014)      --
 Businesses acquired, net of cash received................       --    (11,734)
 Investment in non-marketable equity securities...........    (2,086)      --
 Purchases of short-term investments......................  (230,232) (239,057)
 Proceeds from sales and maturities of short-term
  investments.............................................   352,926    21,014
                                                           ---------  --------
    Net cash provided by (used for) investing activities..    53,526  (240,607)
                                                           ---------  --------
Cash flows from financing activities:
 Issuance of common stock.................................    25,042   392,944
 Repayment of notes receivable from stockholders..........       160       --
 Proceeds from capital lease obligations and long-term
  debt....................................................       --      4,500
 Repayments of capital lease obligations and long-term
  debt....................................................    (1,786)   (1,352)
                                                           ---------  --------
    Net cash provided by financing activities.............    23,416   396,092
                                                           ---------  --------
Effect of exchange rate on cash and cash equivalents......        26       --
                                                           ---------  --------
Net increase in cash and cash equivalents.................    34,104   165,528
Cash and cash equivalents at beginning of period..........   120,585   151,690
                                                           ---------  --------
Cash and cash equivalents at end of period................ $ 154,689  $317,218
                                                           =========  ========
Supplemental disclosures of cash flow information:
 Businesses acquired for common stock..................... $     --   $245,761
                                                           =========  ========
 Deferred stock-based compensation........................ $   1,674  $  9,585
                                                           =========  ========
 Commmon stock issued to officers and employees in
  exchange for note receivable............................ $     361  $    --
                                                           =========  ========

   See accompanying notes to the condensed consolidated financial statements.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

NOTE 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of December 31, 2000, and the results of its operations for the three and six month periods ended December 31, 2000 and 1999, and cash flows for the six-month periods ended December 31, 2000 and 1999. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Phone.com's and Software.com's annual reports on Form 10-K, the pro-forma financial statements on Phone.com's Form S-4, and Software.com's 8-K, which were filed with the Securities and Exchange Commission (SEC) on August 31, 2000, March 30, 2000, October 10, 2000, and July 17, 2000, respectively.

  On November 17, 2000, the Company merged with Software.com. The merger was accounted for as a pooling of interests. Accordingly, the financial information has been restated to reflect the combined financial position and operations of the Company and Software.com for all dates and periods presented.

NOTE 2--Revenue Recognition

  Effective July 1, 1998, the Company adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

  Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations of the Company with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year not to be fixed and determinable, and revenue is recognized as payments become due from the customer.

  Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the fair values of the elements specific to the Company. Revenue from delivered elements is recognized using the residual method. For arrangements where the Company has committed to provide the customer with future unspecified products under a subscription arrangement, license fees are recognized ratably over the contractual term of the subscription arrangement.

  The Company's primary product categories consist of Applications, including InterMail and UP.Mail products; Infrastructure Software, including UP.Link Server Suite and related server-based products, UP.Browser and FoneSync; and Customer Services, including maintenance and support services and professional services.

  The Company licenses Applications and UP.Link Server Suite and related server-based products to communication service providers through its direct sales force and indirectly through its channel partners. The Company's license agreements for such products do not provide for a right of return. Applications and UP.Link Server Suite and related server-based products are either purchased under a perpetual license model or under a monthly or quarterly time-based license model.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

  For arrangements under which licenses are purchased under a perpetual license model and the Company does not have objective evidence of the fair value of maintenance and support services, license fees are recognized ratably over the period that maintenance and support services are expected to be provided, generally 12 to 24 months, commencing at the beginning of the month delivery and acceptance occur by the communication service provider. For arrangements under which licenses are purchased under a perpetual license model and the Company has objective evidence of the fair value of maintenance and support services, license fees are recognized upon delivery and acceptance by the communication service provider using the residual method. For arrangements under which licenses are purchased under a perpetual license model on an as-deployed basis, license fees are generally recognized quarterly as subscribers are activated to use the services that are based on the Company's products. For customers who license the Company's products under a time-based license model, revenues are recognized ratably over the respective term of license based on the number of the customer's subscribers using the services that are based on the Company's products during the respective license term.

  The Company licenses its UP.Browser software to portable communication device manufacturers through its direct sales force. The Company recognizes revenues from UP.Browser arrangements ratably over the period during which the services are performed, generally one year. The Company provides its portable communication device manufacturer customers with support associated with their efforts to port its UP.Browser software to their portable devices, software error corrections, and new releases as they become commercially available.

  The Company licenses its FoneSync product to end-user and original equipment manufacturer (OEM) customers through its direct sales force and indirectly through its channel distribution partners. FoneSync sold directly to end-user and OEM customers is recognized upon delivery of the software. FoneSync sold through channel distribution partners may be subject to agreements allowing limited rights of return, rebates, and price protection. The Company maintains an allowance for anticipated returns on products sold through channel distribution partners. For sales of FoneSync in which the Company provides implicit maintenance and support services, revenue is recognized ratably over the estimated life of the software product.

  Revenues from Customer Services are recognized over the period in which the services are performed.

NOTE 3--Comprehensive Loss

  As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive net income (loss) and its components. However, it has no impact on the Company's net loss as presented in the accompanying consolidated financial statements. The only items of comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on "available for sale" marketable securities and foreign currency translation adjustments.

  A summary of comprehensive loss follows:

                                     Three Months Ended    Six Months Ended
                                        December 31,         December 31,
                                     -------------------  -------------------
                                       2000       1999      2000       1999
                                     ---------  --------  ---------  --------
Net loss............................ $(228,625) $(25,398) $(396,646) $(33,366)
Foreign currency translation
 adjustments........................       191       --          27       --
Unrealized gain on securities.......       527       --         823       --
                                     ---------  --------  ---------  --------
Comprehensive loss.................. $(227,907) $(25,398) $(395,796) $(33,366)
                                     =========  ========  =========  ========

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTE 4--Net Loss Per Share

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

                                                                 December 31,
                                                                 -------------
                                                                  2000   1999
                                                                 ------ ------
     Shares issuable under stock options........................ 32,772 25,968
     Shares of restricted stock subject to repurchase...........    806    428
     Shares issuable pursuant to warrants to purchase common
      stock.....................................................    237    293
     Shares of convertible preferred stock on an "as if
      converted basis"..........................................    --  76,184

  The weighted-average exercise price of stock options outstanding was $48.35 and $12.24 as of December 31, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.72 and $15.00 as of December 31, 2000 and 1999, respectively. The weighted-average exercise price of outstanding warrants was $2.44 and $2.34 as of December 31, 2000, and 1999, respectively.

NOTE 5--Derivative Instruments and Hedging Activities

  As of July 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company does not currently engage in hedging activities. As of December 31, 2000, the Company holds a derivative financial instrument with respect to its warrant to purchase preferred stock of a private entity. The instrument has a fair value of $2 million and is classified in deposits and other assets in the accompanying condensed consolidated balance sheet. Increases or decreases in the fair value of the warrant will be recorded in the statement of operations in the period they occur. The fair value of the instrument as of December 31, 2000 approximates the value as of the date the warrant was issued. Therefore, the Company has not recognized any gain or loss on the investment to date.

NOTE 6--Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal 2001. The Company expects that the adoption of SAB 101 will not have a material impact on its consolidated financial position or results of its operations.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

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

  In March 2000, the FASB issued FIN 44, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. The Company adopted FIN 44 on July 1, 2000. FIN 44 has not had a material effect on the Company's consolidated financial position or results of operations.

  In January 2001, the EITF published their consensus on EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." EITF Issue No. 00-23 addresses a number of question and implementation issues related to accounting for stock options. The Company is currently assessing the impact of adopting the requirements of EITF Issue No. 00-23.

NOTE 7--Geographic, Segment, and Significant Customer Information

  The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

  Prior to its merger with Software.com, the Company organized its operations based on a single operating segment: software that enables the delivery of Internet-based services to mass-market wireless telephones and related services. As a result of the merger with Software.com, the Company revised the operating segment to provide a structure that would facilitate the effective management of the combined business. The Company continues to operate in one distinct operating segment: the development and delivery of applications, infrastructure software, and customer services for communication service providers.

  The Company also reorganized its product categories to reflect the new product categories that were present subsequent to the merger. The disaggregated information reviewed on a product category basis by the CEO includes: Applications, Infrastructure Software, and Customer Services.

  Applications enable end users to exchange instant messages, electronic mail, facsimile, voice mail and multimedia messages from PC's, wireline telephones and mobile devices. Applications include a Personal Information Manager, or PIM, with an address book, task list and calendar that can be accessed from mobile devices and the Internet. The Company's Applications also include but are not limited to InterMail and UP.Mail products.

  Infrastructure software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of Applications for mobile users. Infrastructure software includes gateways to connect mobile devices to the Internet using a variety of protocols. One set of Infrastructure software provides mobile location and presence information and a directory that serves as a standards-based repository of information about users and devices in the network. In addition, another set of Infrastructure software for mobile devices and PC's enables Internet connectivity, Web browsing and synchronization of information among networks, mobile devices and PC's. The Company's Infrastructure software includes but is not limited to UP.Link, UP.Browser, and FoneSync.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

  Finally, Customer Services are services provided by Openwave to customers to help them design, install, deploy, manage, maintain and support Openwave products and the customers' overall Internet implementations.

  The disaggregated information reviewed on a product category basis by the CEO is as follows (in thousands):

                                                 Three Months
                                                Ended December  Six Months Ended
                                                     31,          December 31,
                                               ---------------- ----------------
                                                 2000    1999     2000    1999
                                               -------- ------- -------- -------
Revenues:
  Applications................................ $ 35,495 $ 9,973 $ 66,339 $17,065
  Infrastructure software.....................   43,363   6,544   68,311  11,514
  Customer services...........................   30,880  12,544   55,900  21,741
                                               -------- ------- -------- -------
    Total revenues............................ $109,738 $29,061 $190,550 $50,320
                                               ======== ======= ======== =======

  The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                Three Months
                                               Ended December  Six Months Ended
                                                    31,          December 31,
                                              ---------------- ----------------
                                                2000    1999     2000    1999
                                              -------- ------- -------- -------
Revenues:
  Americas................................... $ 48,096 $12,187 $ 83,645 $21,817
  Europe, Middle East, Africa................   32,804   7,667   56,048  13,459
  Asia Pacific...............................   28,838   9,207   50,857  15,044
                                              -------- ------- -------- -------
    Total revenues........................... $109,738 $29,061 $190,550 $50,320
                                              ======== ======= ======== =======

  Information regarding the Company's revenues in different countries is as follows (in thousands):

                                                 Three Months
                                                Ended December  Six Months Ended
                                                     31,          December 31,
                                               ---------------- ----------------
                                                 2000    1999     2000    1999
                                               -------- ------- -------- -------
Revenues:
  United States............................... $ 40,086 $10,414 $ 69,453 $19,752
  Japan.......................................   22,387   6,242   37,321  10,611
  United Kingdom..............................   14,188   1,472   24,381   1,980
  Other foreign countries.....................   33,077  10,933   59,395  17,977
                                               -------- ------- -------- -------
    Total revenues............................ $109,738 $29,061 $190,550 $50,320
                                               ======== ======= ======== =======

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

  Significant customer information is as follows:

                                        % of Total Revenue
                                    ------------------------------
                                    Three Months     Six Months      % of Total
                                        Ended           Ended         Accounts
                                    December 31,    December 31,     Receivable
                                    --------------  --------------  December 31,
                                     2000    1999    2000    1999       2000
                                    ------  ------  ------  ------  ------------
   Customer A......................     15      13      14      14        2
   Customer B......................     12       2      12       2       15

Note 8--Business Combinations

  (a) Poolings of Interests

 Software.com, Inc.

  On November 17, 2000, the Company merged with Software.com, Inc. (Software.com) in a transaction that was accounted for as a pooling-of-interests. Software.com was incorporated in October 1994. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented. Software.com is an application service provider for wireless carriers and Internet content providers in search of a technology gateway that links and integrates Web-based content, commerce and applications with current and future generations of wireless phones. The Company registered 94,506,060 shares of its common stock in exchange for all of the issued and outstanding common stock of Software.com including 12,520,161 shares reserved for issuance in connection with the assumption of Software.com's outstanding employee benefit plans, options, and employee stock purchase plans. In connection with the merger, the Company and Software.com expect to incur one-time expenses of approximately $88 million.

  Prior to the combination, Software.com's fiscal year ended December 31. In recording the pooling-of-interests combination, Software.com's financial statements for the twelve months ended June 30, 2000, were combined with the Company's financial statements for the year-ended June 30, 2000 and Software.com's financial statements for the years ended December 31, 1999 and 1998, were combined with the Company's financial statements for the years ended June 30, 1999 and 1998. As of the merger date, Software.com changed its fiscal year-end to June 30 to conform to the Company's fiscal year-end. Software.com's unaudited results of operations for the six months ended December 31, 1999 included revenues of $26,687,000, expenses of $29,662,000 and net loss of $2,975,000. An adjustment has been made to stockholders' equity as of June 30, 2000, to eliminate the effect of including Software.com's unaudited results of operations for the six months ended December 31, 1999, in both the years ended June 30, 2000 and 1999.

  Adjustments to conform Software.com's method of accounting for stock-based compensation with that of the Company increased (decreased) net loss for the three months ended December 31, 2000 and 1999, and the six months ended December 31, 2000 and 1999, by approximately $(52,000), $60,000, $(75,000), and $188,000, respectively. Intercompany revenues and costs of revenues totaling $1,243,000 and $459,000, respectively, and intercompany revenues and costs of revenues totaling $4,549,000 and $1,624,000 respectively, have been eliminated in the condensed consolidated statements of operations for the three months ended December 31, 2000 and the six months ended December 31, 2000, respectively. There were no intercompany transactions in the other periods presented. In addition, related balance sheet amounts have been eliminated as of June 30, 2000 and December 31, 2000.

 AtMobile.com, Inc.

  On April 11, 2000, Software.com completed its merger with AtMobile.com, Inc. (AtMobile). AtMobile, formerly Global Mobility Systems, was incorporated on August 16, 1996. AtMobile develops mass market

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

Internet service applications that integrate both current and future generations of digital wireless phones with the Internet. Software.com issued 6,039,375 shares of its common stock in exchange for all of the issued and outstanding common stock of AtMobile as well as in exchange for all outstanding options and warrants to purchase AtMobile common stock.

  The AtMobile merger was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and AtMobile for all dates and periods presented. There were no significant conforming adjustments or intercompany eliminations required in the AtMobile merger.

 Mobility.Net, Inc.

  In April 1999, Software.com completed its merger with Mobility.Net, Inc. (Mobility.Net), which offers products for Web messaging using a Java-based technology platform that complement Software.com's product offerings. Software.com issued 2,543,000 shares of its common stock in exchange for all of the outstanding shares of Mobility.Net.

  The Mobility.Net merger was accounted for as a pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and AtMobile for all dates and periods presented. There were no significant conforming adjustments or intercompany eliminations required in the Mobility.Net merger.

 Separate Operating Results

  Separate operating results of the combined entities for the three and six months ended December 31, 2000 and 1999, are shown below (in thousands). The results of Mobility.Net were not significant, and have been included in the operating results of Software.com.

                                       Three Months Ended    Six Months Ended
                                          December 31,         December 31,
                                       -------------------  -------------------
                                         2000       1999      2000       1999
                                       ---------  --------  ---------  --------
Revenues:
  Openwave............................ $  72,185  $ 12,782  $ 118,658  $ 21,329
  Software.com........................    37,553    15,513     71,892    27,520
  AtMobile............................       --        766        --      1,471
                                       ---------  --------  ---------  --------
    Combined.......................... $ 109,738  $ 29,061  $ 190,550  $ 50,320
                                       =========  ========  =========  ========
Net loss:
  Openwave............................ $(196,880) $(20,003) $(361,928) $(24,941)
  Software.com........................   (31,745)   (3,982)   (34,718)   (5,872)
  AtMobile............................       --     (1,413)       --     (2,553)
                                       ---------  --------  ---------  --------
    Combined.......................... $(228,625) $(25,398) $(396,646) $(33,366)
                                       =========  ========  =========  ========

  (b) Purchase Acquisitions

 bCandid Corporation

  In June 2000, Software.com completed its acquisition of bCandid Corporation (bCandid), a provider of carrier-class discussion server infrastructure software to service providers worldwide. In connection with the

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
acquisition of bCandid, Software.com issued approximately 1,074,000 shares of Software.com common stock with a value of $68.7 million in exchange for all of the issued and outstanding capital stock of bCandid, as well as the assumption of all outstanding warrants and options to purchase shares of bCandid. The acquisition was accounted for as a purchase and, accordingly, the operating results of bCandid have been included in the Company's consolidated financial statements results from the acquisition date. The excess of the purchase price over the fair value of tangible net liabilities assumed amounted to approximately $69.2 million, with $59.2 million attributable to goodwill, $6.7 million attributable to developed technology, $600,000 attributable to customer relationships, $400,000 attributable to assembled workforce, $300,000 attributable to non-compete agreements and $2.0 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of two to four years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

 MyAble, Inc.

  On June 14, 2000, the Company acquired all of the outstanding common stock of MyAble Inc. (MyAble), a company based in Palo Alto, California, in exchange for 193,873 shares of its common stock. The Company also assumed all of the outstanding options of MyAble. MyAble is a provider of hosted personalization services for wireline and wireless web technologies. Total consideration aggregated approximately $18.4 million. The acquisition was accounted for as a purchase with MyAble's results of operations included from the date of acquisition. Approximately $18.4 million was allocated to goodwill, which is being amortized on a straight-line basis over a period of three years.

 Velos 2 S.r.l.

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

 Onebox, Inc.

  On April 14, 2000, the Company acquired all of the outstanding common and preferred stock of Onebox, Inc. (Onebox) a company based in San Mateo, California, in exchange for 6,207,865 shares of its common stock. The Company also assumed all of the outstanding options of Onebox. Onebox is a communications application service provider offering users unified e-mail, voice mail, facsimile, and wireless-enabled communication applications. Total consideration aggregated approximately $814.7 million, including estimated transaction costs of approximately $16.8 million. The acquisition was accounted for as a purchase with Onebox's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $814.0 million, with $789.7 million attributable to goodwill, $590,000 attributable to assembled workforce, $14.7 million attributable to developed technology, $4.8 million attributable to non-compete agreements and $4.3 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 Paragon Software (Holdings) Limited

  On March 4, 2000, the Company acquired all of the outstanding common and convertible preferred stock of Paragon Software (Holdings) Limited (Paragon), a company incorporated in England and Wales, in exchange for 3,051,016 shares of its common stock. The Company also assumed all of the outstanding options of Paragon. Paragon is a provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. Total consideration aggregated approximately $453.7 million in common stock of the Company in addition to a cash payment of $3.6 million. An additional $17.0 million will be paid within one year, payable in approximately 143,000 common shares of the Company's common stock at the election of the shareholder or in cash with the consent of the Company as well as additional cash payments of approximately $3.9 million to be allocated certain employees of Paragon. On August 11, 2000, the Company made the cash payment of $17.0 million to a former shareholder of Paragon. There were also transaction costs in connection with the purchase of approximately $11.6 million. The acquisition was accounted for as a purchase with Paragon's results of operations included from the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $483.7 million, with $455.1 million attributable to goodwill, $980,000 attributable to assembled workforce, $7.2 million attributable to developed technology, $2.3 million attributable to non-compete agreements and $18.1 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over a period of three years, except for the in-process research and development, which was expensed on the acquisition date.

  Cash or common stock paid to former Paragon shareholders and employees at the closing of the acquisition was included in the purchase price. Cash or common stock payable to former Paragon shareholders and employees in the future will be accounted for as an increase in goodwill and will be amortized over the remaining useful life of the goodwill.

 AtMotion, Inc.

  On February 8, 2000, the Company acquired all of the outstanding common and redeemable convertible preferred stock of AtMotion, Inc. (AtMotion) in exchange for 2,280,287 shares of its common stock. The Company also assumed all of the outstanding options and warrants of AtMotion. AtMotion is a provider of Voice Portal technology. Total consideration given aggregated approximately $287.2 million. The acquisition was accounted for as a purchase with AtMotion's results of operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $286.1 million, with $242.9 million attributable to goodwill, $655,000 attributable to assembled workforce and $42.5 million attributable to developed technology. These assets are being amortized on a straight-line basis over a period of three years. At the time of the acquisition, 12.1% of the shares issued by the Company were placed in escrow with most of the escrow shares to remain in escrow for a period of at least one year from the date of the acquisition to be released upon the occurrence of certain events.

 Angelica Wireless ApS

  On October 27, 1999, the Company acquired substantially all of the assets of Angelica Wireless ApS (Angelica), including all software technology, intellectual property and certain customer agreements, and excluding the assumption of liabilities. Angelica is a developer of WAP software products complementary to the Company's MyPhone application suite software. Total consideration paid, including direct acquisition costs, was approximately $2.0 million. In addition, the Company also agreed to issue approximately 16,000 shares of its stock to employees of Angelica with an aggregate value of approximately $1.7 million, subject to certain forfeiture conditions dependent on continued employment. The Company accounted for the acquisition as a purchase with Angelica's results of operations included from the acquisition date. Approximately $2.0 million was allocated to goodwill, which is being amortized on a straight-line basis over a period of three years. In addition, the Company recorded deferred stock-based compensation in the amount of $1.7 million, which is being amortized on an accelerated basis over the vesting period of 36 months, consistent with the method described in FIN 28.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 APiON Telecom Limited

  On October 26, 1999, the Company completed its acquisition of APiON Telecom Limited (APiON), a company based in Belfast, Northern Ireland, in exchange for 2,393,026 shares of its common stock. In addition, the Company also agreed to issue cash and common stock with an aggregate value of up to approximately $14.1 million to the then current and former employees of APiON. APiON was a provider of WAP software products to GSM communication service providers in Europe and had expertise in GSM Intelligent Networks, wireless data and WAP technology. Former employees of APiON received consideration totaling approximately $2.2 million in cash upon closing of the acquisition and an additional $2.6 million at the one-year anniversary of the acquisition with the remaining $1.7 million payable in cash or common stock of the Company on the second anniversary of the closing of the acquisition of APiON subject to forfeiture upon the occurrence of certain events. Current employees of APiON received approximately $2.5 million in cash upon closing of the acquisition with the remaining $5.1 million payable in cash or common stock of the Company on each of the first two anniversaries of the closing of the acquisition of APiON contingent upon continued employment. The first payment to current and former employees of APiON was made in cash on the first anniversary of the closing of the acquisition. Should the Company elect to issue common stock for future payments to current and former employees of APiON, the actual number of shares to be issued will depend upon the fair value of the common stock on the distribution date. The total purchase price for the transaction including direct acquisition costs was approximately $246.8 million.

  Common stock issued to former shareholders and cash paid to current and former employees of APiON at the closing of the acquisition was included in the purchase price. Cash or common stock paid or to be paid to former employees of APiON will be recorded as an increase in goodwill and will be amortized over the remaining useful life of the goodwill. Common stock potentially issuable in the future to current employees of APiON has been recorded as deferred stock-based compensation.

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

 Telarc, Inc.

  On October 20, 1999, Software.com acquired all of the outstanding stock of Telarc, Inc. (Telarc), which currently provides carrier-scale Short Messaging Service (SMS) technologies that complement Software.com's product offerings in exchange for 341,000 shares of the Software.com's common stock with a value of $10.0 million and $1.5 million in cash. Total consideration aggregated approximately $11.6 million, including direct acquisition costs of $101,000. The acquisition of Telarc was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. Telarc's operating results have been included in Software.com's consolidated financial statements results from the acquisition date of October 20, 1999. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $11.3 million, with $2.3 million attributable to goodwill, $5.7 million attributable to developed technology, and $125,000 attributable to assembled workforce and other intangibles, and $3.2 million attributable to in-process research and development. These assets are being amortized on a straight-line basis over their estimated economic useful lives of three to five years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

  In addition, in conjunction with the acquisition of Telarc, Software.com entered into an employment agreement with an executive of Telarc under which the executive will receive a total of $3.5 million in cash in 10 equal quarterly installments beginning March 2000.

  For each acquisition, the Company or Software.com determined the allocation between developed and in-process research and development. This allocation was based on whether or not technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the "working model" stage, which is generally when a product is classified as a beta version release. As of the respective dates of the acquisitions of bCandid, MyAble, Velos, Onebox, Paragon, AtMotion, APiON, and Telarc discussed above, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

  The following table shows unaudited pro forma revenue, net loss and basic and diluted net loss per share of the Company, including the results of operations of bCandid, MyAble, Velos, Onebox, Paragon, AtMotion, APiON, and Telarc as if each company had been acquired on July 1, 1999 (in thousands, except per share data):

                                    Three Months Ended     Six Months Ended
                                       December 31,          December 31,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
Revenues..........................  $ 109,738  $  29,991  $ 190,550  $  53,612
                                    =========  =========  =========  =========
Net loss attributable to common
 stockholders.....................  $(228,625) $(176,447) $(396,646) $(411,246)
                                    =========  =========  =========  =========
Basic and diluted net loss per
 share............................  $   (1.38) $   (1.12) $   (2.42) $   (2.62)
                                    =========  =========  =========  =========
Shares used in pro forma per share
 computation......................    165,088    157,701    163,614    156,933
                                    =========  =========  =========  =========

  The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Note 9--Litigation

  In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging, and seeking a court order declaring, that U.S. Patent No. 5,327,529, assigned to Geoworks, is not infringed by us and that the patent is also invalid and unenforceable. We took this action in response to Geoworks' attempt to require industry participants to obtain licenses under the Geoworks patent. On June 15, 2000, Geoworks filed an answer to our complaint and asserted a counterclaim against us alleging that we infringed the patent and seeking various forms of relief. On September 8, 2000, Geoworks filed a complaint with the International Trade Commission requesting that the commission commence an investigation based on the importation of WAP-compatible devices by us and others, seeking to have the commission prohibit the importation of these WAP-compatible devices based on Geoworks' allegation that they infringe U.S. Patent No. 5,327,529. On December 29, 2000, we settled this litigation with Geoworks and signed a royalty-free patent cross-license agreement. Under the agreement, we received a world-wide license to Geoworks' Flexible User Interface patent, which covers a method that enables one software application to run on a variety of devices, including mobile phones. We also received a world-wide license to a second patent from Geoworks' patent portfolio to be selected by us over the next 18 months. In exchange, Geoworks received a license to our method and system patent for combining narrowband and restricted narrowband channels for pushing rich content. The patent enables companies to send notifications via narrowband channels such as short-messaging services, better known as SMS, and enables recipients to pull the associated rich content through a broader channel, such as circuit-switched or packet-switched data. Geoworks also received a license to a second patent from our patent portfolio to be selected by Geoworks over the next 18 months.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

  On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-0065, was filed in the U.S. District Court for the district of Delaware against the Company and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. The Company has not yet responded to the complaint. Based on the facts known to date, the Company believes that it has meritorious defenses and intends to defend this suit. The Company is unable to estimate the range of potential loss, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

  In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of the Company's management and are subject to certain risks and uncertainties, including economic and market variables. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Risk Factors." The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission ("SEC") including, but not limited to, Phone.com's and Software.com's respective Quarterly Reports on Form 10-Q for the quarter ended September 30, 2000, Phone.com's and Software.com's most recently filed Annual Reports on Form 10-K, and Phone.com's registration statement on Form S-4 as filed October 10, 2000, and any subsequently filed reports. All documents also are available through the SEC's Electronic Data Gathering Analysis and Retrieval system (EDGAR) at www.sec.gov.

Software.com merger

  On November 17, 2000, the Company merged with Software.com. The merger was accounted for as a pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented.

Overview

  We were incorporated in 1994 and, from inception until 1996, our operations consisted primarily of various start-up activities, including the development of technologies central to our business, recruiting personnel and raising capital. During 1994 and 1995, we developed the technology behind our open internet-based communication infrastructure software and applications.

  We co-founded the Wireless Application Protocol (WAP) Forum in 1997 to provide a worldwide standard for the delivery of Internet-based services over mass-market wireless telephones. In February 1998, the WAP Forum published technical specifications for application development and product interoperability based substantially on our technology and on Internet standards. Leading communication service providers, telecommunications device and equipment manufacturers and software companies worldwide have sanctioned the specifications promulgated by the WAP Forum. In addition to the standard-setting process developed by the WAP Forum, we are also currently involved in development of a standard model for over-the-air provisioning and management of wireless devices for future standards in the mobile web. We anticipate that the standards developed through these initiatives will continue to increase the acceptance of Internet-based services over wireless telephones.

  As of November 17, 2000, we have separated our current and future product offerings into three distinct product categories: Applications, Infrastructure Software and Customer Services.

  Our current applications and applications under development are a set of software communications applications that enable end users to exchange instant messages, electronic mail, facsimile, voice mail and multimedia messages from PC's, wireline telephones and mobile devices. In addition, Applications include a Personal Information Manager, or PIM, with address book, task lists and calendar that can be accessed from mobile devices and the internet. Our Applications include but are not limited to InterMail and UP.Mail products.

  Infrastructure Software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. Infrastructure Software includes gateways to connect mobile devices to the Internet using a variety of protocols. One set of Infrastructure software provides mobile location and presence information and a directory that serves as a standards-based repository of information about users and devices in the network. In addition, another set of Infrastructure software for mobile devices and PC's enables Internet connectivity, Web browsing and synchronization of information among networks, mobile devices and PC's. The Company's Infrastructure Software includes but is not limited to UP.Link, UP.Browser, and FoneSync.

  Customer Services are services provided to customers to help them design, install, deploy, manage, maintain and support our products and the customers overall Internet implementations.

  We generate revenues from licenses, maintenance and support, and professional services. We receive license revenues associated with our Applications and Infrastructure software. Our Customer Services generate both maintenance and support revenues and professional service revenues.

  Our future success depends on our ability to increase revenues from sales of products and services to new and existing communication service providers. If the markets for our Internet-based software fails to develop or develops more slowly than expected, then our business may be materially and adversely affected. In addition, because there is a relatively small number of communication service providers worldwide, any failure to sell our products to a communication service provider successfully could result in a shortfall in revenues that may not be readily offset by other revenue sources.

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

  International sales of products and services, excluding Latin America, accounted for 56% and 58% of our total revenues for the three months ended December 31, 2000 and 1999, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include:

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

  The Company had approximately $109 million and $98 million of deferred revenue as of December 31 and June 30, 2000, respectively. The increase of approximately 10% was a result of increased billings. The balance at December 31, 2000, was comprised of approximately $36 million in prepaid fees from Applications, $53 million in fees from Infrastructure software and $20 million in fees from Customer Services. Despite the increase in deferred revenue, the Company expects that deferred revenue will decline over time, as communications service providers launch commercial services based on its products. Deferred revenue will generally be recognized over the next 12 to 30 months.

  Since early 1997, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. Although our revenues have grown in recent quarters, our revenues may not increase at a rate sufficient to achieve and maintain profitability, if at all. We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our product development, sales and marketing, professional services and administrative staff. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis. Also, due to rapidly changing market conditions we continue to evaluate our long-term strategy with respect to marketing and integration of our acquired technology. We may find the value of our acquired technologies and other intangible assets, such as goodwill recorded in our financial statements, to be impaired, which could result in a future charge to operations.

                             RESULTS OF OPERATIONS

License Revenues

  License revenues increased from $17.3 million for the three months ended December 31, 1999 to $80.0 million for the three months ended December 31, 2000, and increased from $29.5 million for the six months ended December 31, 1999 to $137.1 million for the six months ended December 31, 2000. The increase in license revenues was primarily due to the recognition of revenues associated with the increased licensing of our products to AT&T Wireless Services, Sprint and Nextel in the United States, KDDI in Japan, Shinsegi Telecom in Korea and British Telecom in Europe. In total we are now recognizing license revenues from approximately 81 communication service providers in North America, Europe, Asia and other parts of the world.

Maintenance and Support Services Revenues

  Maintenance and Support Services revenues increased from $5.8 million for the three months ended December 31, 1999 to $13.3 million for the three months ended December 31, 2000, and increased from $10.3 million for the six months ended December 31, 1999 to $23.8 million for the six months ended December 31, 2000. The increase in maintenance and support services revenues reflects an increase in services provided to wireless device manufacturers and increased installation and support fees from communication service providers.

Professional Services Revenues

  Professional Services revenues increased from $5.9 million for the three months ended December 31, 1999 to $16.5 million for the three months ended December 31, 2000, and increased from $10.5 million for the six months ended December 31, 1999 to $29.6 million for the six months ended December 31, 2000. The increase in professional services revenue was primarily due to the increased number of communication service providers who have licensed our technology and engaged us to perform integration services relating to their commercial launches of our technology.

Cost of License Revenues

  Cost of license revenues consists primarily of third-party license and support fees. Cost of licenses revenues increased from $1.0 million for the three months ended December 31, 1999 to $6.2 million for the three months ended December 31, 2000, and increased from $2.1 million for the six months ended December 31, 1999 to $11.9 million for the six months ended December 31, 2000. As a percentage of license revenues, cost of license revenues for the three months ended December 31, 1999 and 2000 was 5.6% and 7.8%, respectively, and 7.0% and 8.6% for the six months ended December 31, 1999 and 2000, respectively. The increase as a percentage of license revenues was attributable primarily to the acquisition of Onebox and the inclusion of its costs associated with the operation of its data center in cost of license revenues. We expect that cost of license revenues will continue to vary as a percentage of license revenues from period to period.

Cost of Maintenance and Support Services Revenues

  Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to communication service providers, and engineering and support services to wireless device manufacturers. Cost of maintenance and support services revenues increased from $3.6 million for the three months ended December 31, 1999 to $7.1 million for the three months ended December 31, 2000, and increased from $5.9 million for the six months ended December 31, 1999 to $13.4 million for the six months ended December 31, 2000. As a percentage of maintenance and support revenues, cost of maintenance and support services revenues for the three months ended December 31, 1999 and 2000 was 62.8% and 53.1%, respectively, and 56.8% and 56.1% for the six months ended December 31, 1999 and 2000, respectively. The gross margin increased 9.7% for the three months ended

December 31, 2000 as compared to 1999 as a result of an increase in revenues offset with costs whose makeup has a large amount of relatively fixed costs. We anticipate that the cost of maintenance and support services revenues will increase in dollars in future operating periods associated with the increase in revenues.

Cost of Professional Services Revenues

  Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in our professional services operations and related overhead. Cost of professional services revenues increased from $3.3 million for the three months ended December 31, 1999 to $9.0 million for the three months ended December 31, 2000, and increased from $6.1 million for the six months ended December 31, 1999 to $17.0 million for the six months ended December 31, 2000. As a percentage of professional services revenues, cost of professional services revenues remained relatively flat for the three months ended December 31, 1999 and 2000 at 56.4% and 54.8%, respectively, and 58.1% and 57.4% for the six months ended December 31, 1999 and 2000, respectively.

Research and Development Expenses

  Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $13.1 million for the three months ended December 31, 1999 to $31.4 million for the three months ended December 31, 2000, and increased from $22.8 million for the six months ended December 31, 1999 to $58.6 million for the six months ended December 31, 2000. As a percentage of revenues, research and development expenses decreased from 44.9% to 28.7% for the three months ended December 31, 1999 and 2000, respectively, and from 45.3% to 30.8% for the six months ended December 31, 1999 and 2000, respectively. We will continue to increase our product development efforts due to many of our initiatives, including unified messaging. However, as a percentage of overall revenues, research and development expenses will continue to decrease since revenue growth is expected to outgrow future increases in research and development expenses.

Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased from $12.8 million for the three months ended December 31, 1999 to $33.4 million for the three months ended December 31, 2000, and increased from $23.8 million for the six months ended December 31, 1999 to $67.0 million for the six months ended December 31, 2000. As a percentage of revenues, sales and marketing expenses decreased from 44.1% to 30.4% for the three months ended December 31, 1999 and 2000, respectively, and from 47.3% to 35.2% for the six months ended December 31, 1999 and 2000, respectively. We will continue to increase our sales and marketing costs as we grow our operations and add additional personnel. However, as a percentage of overall revenues, sales and marketing expenses are expected to continue to decrease since revenue growth is expected to outgrow future increases in sales and marketing expenses.

General and Administrative Expenses

  General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased from $5.4 million for the three months ended December 31, 1999 to $12.3 million for the three months ended December 31, 2000, and increased from $9.6 million for the six months ended December 31, 1999 to $23.0 million for the six months ended December 31, 2000. As a percentage of revenues, general and administrative expenses decreased for the three months ended December 31, 1999 and 2000 from 18.7% to 11.2%, respectively, and from 19.2% to 12.1% for the six months ended December 31, 1999 and 2000, respectively. The increase in dollars were due primarily to the addition of personnel performing general and administrative functions, additional expenses in connection with our operation as a public company and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. As a percentage of overall revenues, general and administrative expenses are expected to continue to decrease since revenue growth is expected to outgrow future increases in general and administrative expenses.

Stock-Based Compensation

  Stock-based compensation expense totaled $1.6 million and $1.9 million for the three months ended December 31, 2000 and 1999, respectively, and $6.2 million and $2.3 million for the six months ended December 31, 2000 and 1999, respectively. All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. The increase in amortization for the six months ended December 31, 2000, was due to $1.7 million in compensation recognized on a grant issued to an employee at below market value and $1.4 million in warrants associated with AtMobile.

  In connection with option grants and restricted stock issued to certain employees, we recognized additional deferred compensation of approximately $1.7 million for the six months ended December 31, 2000 and $7.5 million for the years ended June 30, 2000 and prior. The deferred compensation represents the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to such options.

  In connection with our acquisition of APiON, Angelica, and AtMobile, we recorded additional deferred stock-based compensation of approximately $1.4 million for the six months ended December 31, 2000, and $6.7 million for the years ended June 30, 2000 and prior. For the six-month period ended
December 31, 2000 the Company recorded $1.4 million in expense as a result of the underlying value of warrants issued by AtMobile in conjunction with a Web development, hosting, maintenance and licensing agreement.

  We may in the future issue stock options with exercise prices below the then current fair market value, which would increase deferred stock-based compensation.

Amortization of Goodwill and Intangible Assets

  Amortization of goodwill and intangible assets of approximately $159.7 million and $318.1 million for the three and six months ended December 31, 2000 primarily resulted from our acquisitions of Telarc, APiON and Angelica in October 1999 and the acquisitions of AtMotion in February 2000, Paragon in March 2000, Onebox in April 2000, and bCandid and MyAble in June 2000. Amortization of the goodwill and other intangible assets which were acquired in past acquisitions are being amortized on a straight-line basis over a three to five-year period. We expect goodwill and intangible assets amortization from past acquisitions of approximately $315.7 million in the remainder of 2001, and $631.3 million and $416.1 million in the fiscal years ending June 30, 2002 and 2003, respectively. In addition, we may have additional acquisitions in future periods which could give rise to additional goodwill or other intangible assets being acquired.

In-Process Research and Development

  For each of our prior acquisitions, the Company determined the allocation between developed and in-process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. SFAS No. 86 sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the "working model" stage, which is generally when a product is classified as a beta version release. For the previous acquisitions of APiON in October 1999, Paragon in March 2000, Onebox in April 2000, and bCandid in June 2000, the Company concluded that the purchased IPR&D of $110,000, $18.1 million, $4.3 million, and $2.0 million, respectively, had not yet reached technological feasibility and had no alternative use. Therefore, the Company expensed these costs, according to the provisions of FASB interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. As of December 31, 2000, the Company is still in the development stage of the previously written-off IPR&D.

Merger and integration costs

  As a result of the merger with Software.com, we recorded merger costs of approximately $80.0 million as follows (in thousands):

                                                       Amount paid   Accrued as
                                                         through         of
                                                Total  December 31, December 31,
                                                cost       2000         2000
                                               ------- ------------ ------------
   Bankers fees............................... $73,352   $29,352      $44,000
   Regulatory fees............................   2,248     2,248          --
   Professional services......................   3,965     2,865        1,100
                                               -------   -------      -------
   Total...................................... $79,565   $34,465      $45,100
                                               =======   =======      =======

  In addition, we recorded integration costs of $3.0 million related to the merger with Software.com including but not limited to the Company's name change and other consulting fees, of which $2.7 million has been paid through December 31, 2000, and $0.3 million is included in accrued acquisition costs in the accompanying condensed consolidated balance sheet. We expect to incur additional integration costs totaling $5.0 million in future periods.

Interest and Other Income, Net

  Interest and other income, net increased from $4.8 million to $7.2 million for the three months ended December 30, 1999 and 2000, respectively, and from $7.1 million to $15.5 million for the six months ended December 31, 1999 and 2000, respectively. The increase resulted primarily from earnings on increased cash, cash equivalents and short-term investment balances as a result of the secondary public offering in November 1999, partially offset by an increase in interest expense related to obligations under capital leases and our long-term debt.

Income Taxes

  Income tax expense totaled $1.7 million and $0.9 million for the three months ended December 31, 2000 and 1999, respectively, and $4.3 million and $1.0 million for the six months ended December 31, 2000 and 1999, respectively. Income tax expense for the three and six months ended December 31, 2000 and 1999 consisted primarily of foreign withholding taxes.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through private sales of convertible preferred stock which totaled $66.0 million in aggregate net proceeds through March 31, 1999, through our initial public offering in June 1999 which generated net proceeds of $146.6 million, and through our secondary public offering in November 1999 which generated net proceeds of approximately $390.4 million. As of December 31, 2000, we had $435.3 million of cash, cash equivalents and short-term investments.

  Net cash used for operating activities was $42.9 million for the six months ended December 31, 2000. The net cash used was attributable primarily to $37.2 million paid in merger costs and integration costs related to Software.com, increases in accounts receivable of $39.3 million, offset by increases in deferred revenue and accrued liabilities of $20.0 million and after consideration of non-cash amortization expenses principally relating to goodwill, and other intangible assets as a result of the acquisitions of APiON, Angelica, AtMotion, Paragon, Onebox, Telarc, AtMobile, and MyAble.

  Net cash provided by investing activities was $53.5 million for the six months ended December 31, 2000, primarily reflecting net sales of short-term investments, offset by continued investments in property and equipment and cash paid to satisfy acquisition related liabilities.

  Net cash provided by financing activities was $23.4 million for the six months ended December 31, 2000, primarily reflecting stock options exercised.

  As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans and capitalized lease obligations. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California that is under construction and is expected to be completed in the year 2001. Lease terms require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease term is for a period of 12 years from the commencement date of the lease. The agreement required that we provide a letter of credit in the amount of $16.5 million. As of December 31, 2000, we have guaranteed the letter of credit and have pledged approximately $20.7 million, or 125% of the letter of credit. The restricted cash and investments held in trust under this agreement are earning approximately 6.7 % interest and the resulting income earned is not subject to any restrictions. The lease further requires that we pay leasehold improvements which are expected to be at least $15 million over the next year. Although we have no other material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

  We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Factors That May Affect Future Results

  In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects.

Our future profitability is uncertain because we have a limited operating history.

  Because we commenced operation in 1994 and commercially released our first products in 1995, we only have a limited operating history on which you can base your evaluation of our business.

We may not continue to grow or sustain profitability.

  We face a number of risks encountered by early stage companies in the wireless telecommunications and Internet software industries, including:

  . our need for communication service providers to launch and maintain commercial services utilizing our products;

  . our substantial dependence on products with only limited market acceptance to date;

  . our need to introduce reliable and robust products that meet the demanding needs of communication service providers and wireless device manufacturers;

  .  our dependence on a limited number of customers;

  . our need to expand our marketing, sales, consulting and support organizations, as well as our distribution channels;

  .  our ability to anticipate and respond to market competition;

  .  our dependence upon key personnel;

  . the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

  . the announcement or introduction of new or enhanced products or services by our competitors;

  . adverse customer reaction to technical difficulties or "bugs" in our software;

  . the growth rate and performance of wireless networks in general and of wireless communications in particular;

  .  the volume of sales by our distribution partners and resellers;

  .  our pricing policies and those of our competitors; and

  . the increase in our customers' cost to buy, the Oracle 8i database, which is currently necessary to use one of our significant products and any related price concessions on our product that our customers demand as a result.

  Our business strategy may not be successful, and we may not successfully address these risks.

We may not achieve or sustain our revenue or profit goals.

  Because we expect to continue to incur significant product development, sales and marketing and administrative expenses, we will need to generate significant revenues to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on a number of factors outside of our control, including the extent to which:

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

  .  our lengthy sales and implementation cycles;

  . our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer;

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

  Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectation regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Due to the foregoing factors, we believe period to period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance.

We may be unable to successfully integrate acquired companies into our business or achieve the expected benefits of the acquisitions.

  To date, we have completed the acquisition or merger of 12 companies or their assets, including Software.com, AtMobile, Mobility.net, bCandid, MyAble, Velos, Onebox, Paragon, AtMotion, Angelica, APiON, and Telarc. Our merger with Software.com, our largest business combination to date, which was completed in November 2000, will require further integration of the products, business and operations of these companies with our company. We may not be able to successfully assimilate the personnel, operations and customers of these companies into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisitions, including product integration, marketing, product development, distribution and other operations synergies.

  The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are relatively inexperienced in managing significant facilities or operations in geographically distant areas. We may also fail to retain these companies' key employees.

  These companies have specific technology and other capabilities that we may not be able to successfully integrate with our existing products and services. As a result, we may incur unexpected integration and product development expenses which could harm our results of operations. Due to rapidly changing market conditions, we may find the value of our acquired technologies and related intangible assets, such as goodwill as recorded in our financial statements to be impaired, resulting in charges to operations.

Any future merger or acquisition of companies or technologies may result in disruptions to our business.

  We may merge with or acquire technologies or companies in the future. Entering into any business combination entails many risks, any of which could materially harm our business, including:

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

  We may not be able to identify future suitable merger or acquisition candidates, and even if we do identify suitable candidates, we may not be able to make these transactions on commercially acceptable terms, or at all. If we do merge with or acquire other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future merger or acquisition, we will likely face the same risks as discussed above. Further, we may have to incur debt or issue equity securities to pay for any future merger or acquisition, the issuance of which could be dilutive to our existing stockholders.

We may not be successful in making strategic investments.

  In the future we may make strategic investments in other companies. Some of these investments may be made in immature businesses with unproven track records and technologies, and may have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

  Quarterly fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between three and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. For example, many of our prospective customers have neither budgeted expenses for the provision of Internet-based services to wireless subscribers nor specifically dedicated personnel for the procurement and implementation of our products and services. As a result, we spend a substantial amount of time educating customers regarding the use and benefits or our products and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Further, the emerging and evolving nature of the market for Internet-based services via wireless devices may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline.

Our success depends on acceptance of our products and services by communication service providers and their subscribers.

  Our future success depends on our ability to increase revenues from sales of our infrastructure software, applications and other services to communication service providers. This dependence is exacerbated by the relatively small number of communication service providers worldwide. To date, only a limited number of communication service providers have implemented and deployed services based on our products. We cannot assure you that communication service providers will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

The market for the delivery of Internet-based services is rapidly evolving, and we may not be able to adequately address this market.

  The market for the delivery of Internet-based services is rapidly evolving and characterized by an increasing number of market entrants who have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of Internet-based services through wireless devices. As a result, the life cycle of our products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, in which case our business would suffer. In addition, we cannot predict the rate of adoption by wireless subscribers of these services or the price they will be willing to pay for these services. As a result, it is extremely difficult to predict the pricing of these services and the future size and growth rate of this market.

  Our communication service provider customers face implementation and support challenges in introducing Internet-based services via wireless telephones, which may slow their rate of adoption or implementation of the services our products enable. Historically, communication service providers have been relatively slow to implement new complex services such as Internet-based services. In addition, communication service providers may encounter greater customer service demands to support Internet-based services via wireless telephones than they do for their traditional voice services. We have limited or no control over the pace at which communication service providers implement these new services. The failure of communication service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

Until recently, we have relied on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

  To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues from each quarter for the foreseeable future. Any failure by us to capture a significant share of these customers could materially harm our business.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

  A significant proportion of our sales are derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. Furthermore, with the consolidation of the Internet specifically in the area of Internet service providers ("ISPs"), future growth in sales attributed to a market of many ISPs may decline. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred could harm our business and have a material adverse effect on our operating results and financial condition.

If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

  We have focused our efforts on mass-market wireless telephones as the principal means of delivery of Internet-based services using our products. If wireless telephones are not widely adopted for mobile delivery of Internet-based services, our business would suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while wireless telephones historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based service in a rapidly evolving industry represents a significant risk to a dominant product emerging. If mobile individuals do not adopt wireless devices as a means of accessing Internet-based services, our business would suffer.

If widespread integration of browser technology does not occur in wireless devices, our business could suffer.

  Because our current software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use wireless devices enabled with our browser in order to fully utilize these features and functionality. Additionally, we expect that future versions of our software and related server-based software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer materially if widespread integration of our browser or WAP-compliant third-party browser software in wireless devices does not occur. All of our agreements with wireless device manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless devices. We may not succeed in maintaining and developing relationships with device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner and in sufficient quantities, if at all.

The market for our products and services is highly competitive.

  The market for our products and services is becoming increasingly competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP protocol. Furthermore, some of our competitors, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

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

  . systems integrators, such as CMG plc, and software companies, such as Oracle Corporation and iPlanet, a Sun/Netscape alliance, and Critical Path;

  .  service providers, such as iPlanet E-Commerce Solutions, and Infospace;

  .  Comunication service providers, such as NTT DoCoMo;

  . Providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

  .  United messaging providers, such as Comverse.

  Microsoft Corporation has announced its intention to introduce products and services that may compete directly with our many of our products. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones. Microsoft has announced its own browser, called Mobile Explorer, for these devices.

  Furthermore, Nokia is marketing a WAP server to corporate customers and content providers. This WAP server is designed to enable wireless device subscribers to directly access applications and services provided by these customers, rather than through gateways provided by comunication service providers' WAP servers. If Nokia's WAP server is widely adopted by corporate customers and content providers, it could undermine the need for comunication service providers to purchase WAP servers. Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we do.

  As we enter new markets and introduce new services, we will face additional competitors. As we enter the unified messaging market, we will face competition from established voice mail providers such as Comverse, and Internet-based unified messaging providers such as Critical Path. In the Portal Framework market, a number of companies have introduced products and services relating to mobile portals that compete with our MyPhone products and services. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies. Our FoneSync synchronization product will face competition from Motorola's TrueSync product, and product from Puma, as well as from emerging synchronization companies such as Fusion One.

  In addition to the existing competitors listed above, voice mail solutions providers could be formidable competitors in the unified communications infrastructure software and Internet voice mail markets because of their existing relationships with service providers and ownership of technologies for the conversion of voice to data. If we are unable to cooperate or compete effectively with Microsoft, existing voice mail solution providers, or our other existing or emerging competitors, our business, financial condition and operating results will suffer.

Our software products may contain defects or errors, and shipments of our software may be delayed.

  The software we develop is complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing Internet software and telecommunications markets. Software products and services as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. We have in the past experienced delays in releasing some versions of our products until software problems were corrected. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service and warranty costs, any of which could harm our business.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience.

  Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of each of our current executive officers. Competition for qualified personnel in the telecommunications, Internet software and Internet Messaging industries is intense, and finding qualified personnel with experience in these industries is even more difficult. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is becoming increasingly difficult to hire and retain these persons. Competitors and others have in the past, and may in the future, attempt to recruit our employees.

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

  . effectively manage multiple relationships with various communication service providers, wireless device manufacturers, content providers, applications developers and other third parties; and

  .  successfully integrate the businesses of our acquired companies.

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

  We expect that many communication service providers in international markets will require that our products and support services be supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of international sales will be made through value-added resellers and systems integrators, and the success of our international operations will depend on our ability to maintain productive relationships with value-added resellers and systems integrators.

  In addition, our agreements with our distribution partners generally do not restrict the sale by them of products and services that are competitive with our products and services, and each of our partners generally can cease marketing our products and services at their option and, in some circumstances, with little notice and with little or no penalty.

Our business depends on continued growth in use and improvement of the Internet and customers ability to operate their systems effectively.

  The infrastructure, products and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition and operating results would be harmed. Because we are in the business of providing Internet infrastructure software, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications and other services. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet's infrastructure. The Internet has already experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses.

  In addition to problems that may affect the Internet as a whole, our customers have in the past experienced some interruptions in providing their Internet-related services, including services related to our software products. We believe that these interruptions will continue to occur from time to time. Our revenues depend substantially upon the number of end-users who use the services provided by our customers. Our business may suffer if our customers experience frequent or long system interruptions that result in the unavailability or reduced performance of their systems or networks or reduce their ability to provide services to their end users.

We depend on others to provide content and develop applications for wireless devices.

  In order to increase the value to customers of our product platform and encourage subscriber demand for Internet-based services via wireless devices, we must successfully promote the development of Internet-based applications and content for this market. If content providers and application developers fail to create sufficient applications and content for Internet-based services via wireless devices, our business could suffer materially. Our success in motivating content providers and application developers to create and support content and applications that subscribers find useful and compelling will depend, in part, on our ability to develop a customer base of comunication service providers and wireless device manufacturers large enough to justify significant and continued investments in these endeavors.

The market for wireless communications and the delivery of Internet-based services through wireless technology is rapidly evolving, and we may not be able to adequately address this market.

  The market for wireless communications and the delivery of Internet-based services through wireless technology is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate wireless communication and the delivery of Internet-based services through wireless devices. We intend to devote significant efforts and resources on developing and marketing infrastructure applications for wireless communications and the wireless delivery of Internet-based content and services. In addition, the emerging nature of the market for wireless communications and Internet-based services via wireless devices may lead prospective customers to postpone adopting wireless devices or using wireless technology. As a result, the life cycle of our wireless products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, in which case our business would suffer. In addition, we cannot predict the rate of adoption by wireless subscribers of these services or the price they will be willing to pay for these services. As a result, it is extremely difficult to predict the pricing of these services and the future size and growth rate of the wireless market.

  Our service provider customers face implementation and support challenges in expanding wireless communications and introducing Internet-based services via wireless devices, which may slow their rate of adoption or implementation of the services our wireless messaging products enable. Historically, service providers have been relatively slow to implement new complex services such as wireless messaging services and wireless delivery of Internet content. In addition, service providers may encounter greater customer service demands to support Internet-based services via wireless devices than they do for their traditional Internet services. We have limited or no control over the pace at which service providers implement these new services. The failure of service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

If we are unable to integrate our products with third-party technology, such as communication service providers' systems, our business may suffer.

  Our products are integrated with communication service providers' systems and wireless devices. If we are unable to integrate our platform products with these third-party technologies, our business could suffer materially. For example, if, as a result of technology enhancements or upgrades of these systems or devices, we are unable to integrate our products with these systems or devices, we could be required to redesign our software products. Moreover, many communication service providers use legacy, or custom-made, systems for their general network management software. Legacy systems and certain custom-made systems are typically very difficult to integrate with new server software. We may not be able to redesign our products or develop redesigned products that achieve market acceptance.

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

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

  Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely on a combination of patent, copyright, trade secret and trademark law to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position.

  We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain limited escrow arrangements, we do not provide third parties with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation, or stop marketing our products.

  We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. There are many issued patents as well as patent applications in the electronic messaging field. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third party proprietary rights, we might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

  Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.

International sales of products is an important part of our strategy, and this expansion carries specific risks.

  International sales of products and services accounted for 56% of our total revenues for the three and six months ended December 31, 2000. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in conducting business internationally include:

  .  fluctuations in currency exchange rates;

  . problems caused by the ongoing conversion of various European currencies into a single currency, the Euro;

  .  any imposition of currency exchange controls;

  . unexpected changes in regulatory requirements applicable to the Internet or our business;

  . difficulties and costs of staffing and managing international operations;

  .  differing technology standards;

  . difficulties in collecting accounts receivable and longer collection periods;

  . seasonable variations in customer buying patterns or electronic messaging usage;

  .  political instability or economic downturns;

  .  potentially adverse tax consequences; and

  . reduced protection for intellectual property rights in certain countries.

  Any of these factors could harm our international operations and, consequently, our business, financial condition and operating results.

The security provided by our messaging products could be breached, in which case our reputation, business, financial condition and operating results could suffer.

  The occurrence or perception of security breaches could harm our business, financial condition and operating results. A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Third parties may attempt to breach the security provided by our messaging products, or the security of our customers' internal systems. If they are successful, they could obtain confidential information about our customers' end users, including their passwords, financial account information, credit card numbers, or other personal information. Our customers or their end users may file suits against us for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products. Despite our implementation of security measures, our software is vulnerable to computer viruses, electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our customers might decide to stop using our software if their end users experience security breaches.

Future governmental regulation of the Internet could limit our ability to conduct our business.

  Although there are currently few laws and regulations directly applicable to the Internet and commercial messaging, a number of laws have been proposed involving the Internet, including laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online messaging may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies, including us, that conduct business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services, which would decrease the demand for our services and could increase our cost of doing business or otherwise harm our business, financial condition and operating results. Moreover, the applicability of existing laws governing property ownership, sales and other taxes, libel and personal privacy to the Internet is uncertain and may take years to resolve.

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

  .  the gain or loss of a significant customer or order; or

  . changes in estimates or our financial performance or changes in recommendations by securities analysts.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

  The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. Furthermore, the historical trading volume of our stock is not indicative of any future trading volume because a substantial portion of shares were not eligible for sale until recently. Therefore, if a larger number of shares of our stock are sold in a short period of time, our stock price will decline. In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the targets of similar litigation. Securities litigation could result in substantial costs and divert management's time and resources, which could harm our business, financial condition and operating results.

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

  Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. As of December 31, 2000, our interest rate risk was further limited by the fact that all investments in our short-term investment portfolio had a maturity of less than one year.

  Principal amounts of short-term investments by expected maturity:

                              Period ending December 31, 2000
                                  Expected maturity date            Fair Value
                           --------------------------------------  December 31,
                             2001    2002 2003 2004 2005  Total        2000
                           --------  ---- ---- ---- ---- --------  ------------
                                 (in thousands, except interest rates)
Corporate bonds........... $100,540   --   --   --   --  $100,540    $100,618
Commercial paper..........   84,147   --   --   --   --    84,147      84,482
Certificates of deposit...   64,670   --   --   --   --    64,670      64,656
Federal agencies..........   30,748   --   --   --   --    30,748      30,783
                           --------  ---  ---  ---  ---  --------    --------
  Total................... $280,105   --   --   --   --  $280,105    $280,540
                           ========                      ========    ========
    Weighted-average
     interest rate........     6.64%                         6.64%
                           ========                      ========

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  In April 2000, we filed a lawsuit against Geoworks Corporation in the U.S. District Court in San Francisco, California, alleging, and seeking a court order declaring, that U.S. Patent No. 5,327,529, assigned to Geoworks, is not infringed by us and that the patent is also invalid and unenforceable. We took this action in response to Geoworks' attempt to require industry participants to obtain licenses under the Geoworks patent. On June 15, 2000, Geoworks filed an answer to our complaint and asserted a counterclaim against us alleging that we infringed the patent and seeking various forms of relief. On September 8, 2000, Geoworks filed a complaint with the International Trade Commission requesting that the commission commence an investigation based on the importation of WAP-compatible devices by us and others, seeking to have the commission prohibit the importation of these WAP-compatible devices based on Geoworks' allegation that they infringe U.S. Patent No. 5,327,529. On December 29, 2000, we settled this litigation with Geoworks and signed a royalty-free patent cross-license agreement. Under the agreement, we received a world-wide license to Geoworks' Flexible User Interface patent, which covers a method that enables one software application to run on a variety of devices, including mobile phones. We also received a world-wide license to a second patent from Geoworks' patent portfolio to be selected by us over the next 18 months. In exchange, Geoworks received a license to our method and system patent for combining narrowband and restricted narrowband channels for pushing rich content. The patent enables companies to send notifications via narrowband channels such as short-messaging services, better known as SMS, and enables recipients to pull the associated rich content through a broader channel, such as circuit-switched or packet-switched data. Geoworks also received a license to a second patent from our patent portfolio to be selected by Geoworks over the next 18 months.

  On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-0065, was filed in the U.S. District Court for the district of Delaware against the Company and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. The Company has not yet responded to the complaint. Based on the facts known to date, the Company believes that it has meritorious defenses and intends to defend this suit. The Company is unable to estimate the range of potential loss, if any.

Item 2. Changes in Securities and Use of Proceeds--Not Applicable

Item 3. Defaults Upon Senior Securities--Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders held on November 17, 2001, stockholders adopted a resolution approving the merger agreement pursuant to which Software.com, Inc. merged with and into Silver Merger Sub Inc., a wholly-owned subsidiary of the Company, and the issuance of shares of common stock of the Company pursuant to such merger (50,571,670 votes in favor, 112,179 votes against, 26,625 votes abstained, and 32,671,422 broker non-votes).

  Also at the Annual Meeting, two nominees were elected as directors of the Company to serve three year terms. The directors elected at the 2000 Annual Meeting were Donald J. Listwin (60,055,038 votes in favor, 5,402,383 votes withheld and 17,924,475 broker non-votes) and Alain Rossmann (60,054,918 votes in favor, 5,402,503 votes withheld and 17,924,475 broker non-votes). After the meeting Roger Evans, David Kronfeld, Andrew Verhalen and Reed Hundt continued their terms as directors, but subsequent to the meeting David Kronfeld and Reed Hundt resigned their positions as directors and the board of directors of the Company appointed Bernard Puckett and John MacFarlane to fill those vacancies.

  In addition, the stockholders approved an amendment to the Company's 1996 Stock Plan to increase the number of shares of common stock reserved for issuance by 4,125,000 (44,858,445 votes in favor, 20,447,905 votes against, 150,671 votes abstained, and 17,924,875 broker non-votes). The stockholders also ratified the appointment of KPMG LLP as independent auditors (60,306,395 votes in favor, 19,378 votes against, 131,678 votes abstained and 22,924,445 broker non-votes) and approved an amendment of Article IV Section (A) of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 1,000,000,000 shares (53,132,941 votes in favor, 12,189,367 votes against,
135,113 votes abstained and 17,924,475 broker non-votes).

Item 5. Other Information--Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    3.1 Certificate of Amendment
    3.2 Certificate of Ownership and Merger

  (b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K, dated November 29, 2000, during the quarter ended December 31, 2000 which reported "Item 2. Acquisition or Disposition of Assets," "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits."

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

                                          Openwave Systems Inc.

                                                     /s/ Alan Black
                                          By: _________________________________
                                                         Alan Black
                                              Senior Vice President, Corporate
                                                          Affairs
                                                Chief Financial Officer and
                                                         Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: February 14, 2000