Form 10-Q/A
period 2000-12-31
OPENWAVE SYSTEMS INC
filed 2001-02-15
CIK 1082506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q/A
                                 Amendment No. 1


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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

       This report on Form 10-Q/A of Openwave Systems Inc. is filed solely to amend the Exhibit Index included herein.

                          Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on  Form 8-K.

    (a)  Exhibits

         3.1   Certificate of Amendment*

         3.2   Certificate of Ownership and Merger*

        10.1 Openwave Systems Inc. 1995 Stock Plan formerly known as the Software.com, Inc. 1995 Stock Plan

        10.2   Software.com, Inc. 1999 Employee Stock Purchase Plan

        10.3 Form of Software.com, Inc. Stock Option Agreement for John L. MacFarlane

        10.4   Form of Phone.com, Inc. Stock Option Agreement for Donald J.
               Listwin

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

* Previously filed.

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