Form 10-Q
period 2001-03-31
OPENWAVE SYSTEMS INC
filed 2001-05-15
CIK 1082506

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended March 31, 2001

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


                             1400 Seaport Boulevard
                        Redwood City, California 94063
         (Address of principal executive offices, including zip code)

                                (650) 480-2530
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of April 30, 2001, there were 169,025,998 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                                     INDEX

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements..................................................    2
        Condensed consolidated balance sheets at March 31, 2001 and
         June 30, 2000........................................................    2
        Condensed consolidated statements of operations for the three and
         nine month periods ended March 31, 2001 and 2000.....................    3
        Condensed consolidated statements of cash flows for the nine month
         periods ended March 31, 2001 and 2000................................    4
        Notes to condensed consolidated financial statements..................
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................    13
Item 3. Quantitative and Qualitative Disclosures about Market Risk............    31

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................    32
Item 2. Changes in Securities and Use of Proceeds--Not Applicable.............    32
Item 3. Defaults Upon Senior Securities--Not Applicable.......................    32
Item 4. Submission of Matters to a Vote of Security Holders--Not Applicable...    32
Item 5. Other Information.....................................................    32
Item 6. Exhibits and Reports on Form 8-K......................................    32

SIGNATURE.....................................................................    32

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                          March 31,  June 30,
                                                            2001       2000
                                                         ---------- ----------
                                    ASSETS
                                    ------
Current assets:
 Cash and cash equivalents............................. $  166,064  $  120,585
 Short-term investments................................    194,314     402,422
 Accounts receivable (net of allowances of $7,361 and
  $2,177 as of March 31, 2001 and June 30, 2000,
  respectively)........................................    117,654      77,385
 Prepaid expenses and other current assets.............     11,928      11,499
                                                        ----------  ----------
   Total current assets................................    489,960     611,891
Property and equipment, net............................     91,421      34,824
Restricted cash and investments........................     20,700      20,700
Deposits and other assets..............................     11,760       5,880
Goodwill and other intangible assets, net..............  1,215,697   1,687,930
                                                        ----------  ----------
                                                        $1,829,538  $2,361,225
                                                        ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
 Current portion of capital lease obligations and
  long-term debt....................................... $    2,808  $    3,367
 Accounts payable......................................      7,306      14,176
 Accrued liabilities...................................     53,831      50,124
 Deferred revenue......................................     81,981      97,863
                                                        ----------  ----------
   Total current liabilities...........................    145,926     165,530
Capital lease obligations and long-term debt, less
current portion........................................      1,330       3,319
                                                        ----------  ----------
   Total liabilities...................................    147,256     168,849
                                                        ----------  ----------
Stockholders' equity:
 Common stock..........................................        167         161
 Additional paid-in capital............................  2,602,286   2,569,416
 Deferred stock-based compensation.....................     (2,810)     (7,237)
 Notes receivable from stockholders....................       (740)       (724)
 Accumulated other comprehensive loss..................       (139)       (561)
 Accumulated deficit...................................   (916,482)   (368,679)
                                                        ----------  ----------
   Total stockholders' equity..........................  1,682,282   2,192,376
                                                        ----------  ----------
                                                        $1,829,538  $2,361,225
                                                        ==========  ==========

  See accompanying notes to the condensed consolidated financial statements.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                Three Months Ended     Nine Months Ended
                                                                                    March 31,             March 31,
                                                                               2001        2000       2001       2000
                                                                             --------   ---------    --------   --------
Revenues:
 License..........................................................          $  98,021   $  25,270   $ 235,081  $  54,750
 Maintenance and support services.................................             15,891       6,947      39,734     17,266
 Professional services............................................             16,119       6,563      45,766     17,083
                                                                            ---------   ---------   ---------  ---------
   Total revenues.................................................            130,031      38,780     320,581     89,099
                                                                            ---------   ---------   ---------  ---------
Cost of revenues:
 License..........................................................              4,334       1,198      16,186      3,252
 Maintenance and support services.................................              7,421       3,804      20,798      9,656
 Professional services............................................             11,097       4,197      28,121     10,312
                                                                            ---------   ---------   ---------  ---------
   Total cost of revenues.........................................             22,852       9,199      65,105     23,220
                                                                            ---------   ---------   ---------  ---------
   Gross profit...................................................            107,179      29,581     255,476     65,879
                                                                            ---------   ---------   ---------  ---------
Operating expenses:
 Research and development.........................................             37,628      17,036      96,228     39,817
 Sales and marketing..............................................             37,769      19,740     104,762     43,532
 General and administrative.......................................             16,645       6,234      39,673     15,879
 Stock-based compensation.........................................              1,405       4,282       7,641      6,552
 Amortization of goodwill and other intangible assets.............            159,309      49,720     477,454     63,691
 In-process research and development..............................                 --      18,080          --     21,400
 Merger costs.....................................................                234         127      79,799        127
 Integration costs................................................              5,522          --       9,051         --
                                                                            ---------   ---------   ---------  ---------
   Total operating expenses.......................................            258,512     115,219     814,608    190,998
                                                                            ---------   ---------   ---------  ---------
   Operating loss.................................................           (151,333)    (85,638)   (559,132)  (125,119)
Interest and other income, net....................................              3,848       8,327      19,337     15,434
                                                                            ---------   ---------   ---------  ---------
   Loss before income taxes.......................................           (147,485)    (77,311)   (539,793)  (109,685)
Income taxes......................................................              3,672         204       8,010      1,194
                                                                            ---------   ---------   ---------  ---------
   Net loss.......................................................          $(151,157)  $ (77,515)  $(547,803) $(110,879)
                                                                            =========   =========   =========  =========
Basic and diluted net loss per share..............................          $   (0.91)  $   (0.56)  $   (3.34) $   (0.81)
                                                                            =========   =========   =========  =========
Shares used in computing basic and diluted net loss per share.....            166,943   $ 139,215     164,143    136,484
                                                                            =========   =========   =========  =========

  See accompanying notes to the condensed consolidated financial statements.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                     2001          2000
                                                                                  ----------    ----------
Cash flows from operating activities:
 Net loss......................................................................   $ (547,803)   $  (110,879)
 Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
  Depreciation and amortization................................................      490,405         69,115
  Stock-based compensation.....................................................        7,641          6,552
  Stock-based compensation settled in cash.....................................       (2,548)            --

  Loss on disposal of fixed assets.............................................           --             10
  In-process research and development..........................................           --         21,400
  Loss on non-marketable equity securities.....................................        1,000             --
  Provision for doubtful accounts..............................................        6,587            732
  Changes in operating assets and liabilities:
   Accounts receivable.........................................................      (46,856)       (26,303)
   Prepaid expenses and other assets...........................................       (2,843)        (4,300)
   Accounts payable............................................................       (6,869)         2,219
   Accrued liabilities.........................................................       24,409         13,695
   Deferred revenue............................................................      (16,235)        35,285
                                                                                   ---------     ----------
    Net cash (used in) from operating activities...............................      (93,112)         7,526
                                                                                   ---------     ----------
Cash flows from investing activities:
 Purchases of property and equipment...........................................      (70,153)       (19,329)
 Payments related to prior purchase acquisitions...............................      (25,321)       (10,509)
 Investment in non-marketable equity securities................................       (4,464)            --
 Purchases of short-term investments...........................................     (332,381)      (559,178)
 Proceeds from maturities of short-term investments............................      540,987        191,973
 Increases in other assets.....................................................           --           (346)
                                                                                   ---------    -----------
   Net cash from (used in) investing activities................................      108,668       (397,389)
                                                                                   ---------    -----------
Cash flows from financing activities:
 Issuance of common stock......................................................       32,214        402,952
 Issuance of preferred stock...................................................           --         15,783
 Repayment of notes receivable from stockholders...............................          344             --
 Proceeds from long-term debt and capital lease................................           --          5,000
 Repayments of long-term debt and capital lease................................       (2,548)        (1,569)
                                                                                   ---------    -----------
    Net cash from financing activities.........................................       30,010        422,166
                                                                                   ---------    -----------
Effect of exchange rates on cash and cash equivalents..........................          (87)            --
                                                                                   ---------    -----------
Net increase in cash and cash equivalents......................................       45,479         32,303
Cash and cash equivalents at beginning of period...............................      120,585        151,690
                                                                                   ---------    -----------
Cash and cash equivalents at end of period.....................................    $ 166,064    $   183,993
                                                                                   =========    ===========
Supplemental disclosures of cash flow information:
 Cash paid for income taxes....................................................    $   5,967    $     1,194
 Cash paid for interest........................................................    $     927    $       410
 Cash paid for merger and integration-related costs............................    $  87,617    $       127
Non-cash investing and financing activities:
 Common stock issued to officers and employees in
  exchange for note receivable.................................................    $     361    $       223
 Conversion of notes payable and accrued interest into
  preferred stock..............................................................    $      --    $     5,026
 Conversion of convertible preferred stock into common
  stock........................................................................    $      --    $        45
 Acquisition-related accrued liabilities.......................................    $      --    $    30,764
 Common stock issued and options assumed in acquisitions.......................    $      --    $   974,645
 Warrants received in investments in non-marketable
  equity securities............................................................    $   2,324    $        --

 See accompanying notes to the condensed consolidated financial statements.

NOTE 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2001, and June 30, 2000, and the results of its operations for the three and nine-month periods ended March 31, 2001 and 2000, and cash flows for the nine-month periods ended March 31, 2001 and 2000. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the annual reports on Form 10-K for Phone.com, Inc. (Phone.com) and Software.com, Inc.(Software.com), the pro-forma financial statements on Phone.com's Form S-4, and Software.com's Form 8-K, which were filed with the Securities and Exchange Commission (SEC) on August 31, 2000, March 30, 2000, October 10, 2000, and July 17, 2000, respectively.

  On November 17, 2000, a subsidiary of the Company merged with and into Software.com. The merger was accounted for as a pooling of interests. Accordingly, the financial information has been restated to reflect the combined financial position and operations of the Company and Software.com for all dates and periods presented.

NOTE 2--Revenue Recognition

  Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations of the Company with regard to implementation remain, the fee is fixed and determinable, and collection is probable. The Company considers all arrangements with payment terms extending beyond one year not to be fixed and determinable, and revenue is recognized as payments become due from the customer.

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

  The Company's primary product categories consist of Applications, including Email and Unified Messaging products; Infrastructure Software, including Mobile Access Gateway and enhanced services products, Mobile Browser and FoneSync; and Customer Services, including maintenance and support services, new version coverage and professional services.

  The Company licenses Applications and Infrastructure products primarily to communication service providers through its direct sales force and indirectly through its channel partners. The Company's license agreements for such products do not provide for a right of return. Applications and Infrastructure products are licensed either under a perpetual license model or under a monthly or quarterly time-based license model.

  For arrangements under which licenses are purchased under a perpetual license model and the Company does not have objective evidence of the fair value of maintenance and support services, license fees are recognized ratably over the period that maintenance and support services are expected to be provided, generally 3 to 24 months, commencing at the beginning of the month delivery and acceptance occur by the communication service provider. For arrangements under which licenses are purchased under a perpetual license model and the Company has objective evidence of the fair value of maintenance and support services, license fees are recognized upon delivery and acceptance by the communication service provider using the residual method. For arrangements under which licenses are purchased under a perpetual license model on an as-deployed basis, license fees are generally recognized quarterly as subscribers are activated to use the services that are based on the Company's products. For customers who license the Company's products under a time-based license model, revenues are recognized ratably over the respective term of license based on the number of the customer's subscribers using the services that are based on the Company's products during the respective license term.

  The Company licenses its Mobile Browser software to portable communication device manufacturers through its direct sales force. The Company recognizes revenues from Mobile Browser arrangements ratably over the period during which the services are performed, generally one year. The Company provides its portable communication device manufacturer customers with support associated with their efforts to port its Mobile Browser software to their portable devices, to correct software errors, and to make available new releases.

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

  Revenues from professional services are recognized over the period in which the services are performed. Revenues from maintenance and support services and new version coverage are recognized ratably over the term of the maintenance and support services contract, generally one year.

NOTE 3--Comprehensive Loss

  Comprehensive loss includes net loss, unrealized gains (losses) on marketable securities, and foreign currency translation adjustments. The tax effects of comprehensive loss have not been material.

  A summary of comprehensive loss follows (in thousands):

                                                      Three Months Ended        Nine months Ended
                                                           March 31,                March 31,
                                                     ---------------------    ---------------------
                                                        2001       2000         2001        2000
                                                     ---------   ---------    ---------   ---------
Net loss.......................................      $(151,157)  $ (77,515)   $(547,803)  $(110,879)
Foreign currency translation adjustments.......           (113)         --          (87)         --
Unrealized gain (loss) on marketable
 securities....................................           (314)         --          509          --
                                                     ---------   ---------    ---------   ---------
Comprehensive loss.............................      $(151,584)  $(77,515)    $(547,381)  $(110,879)
                                                     =========   =========    =========   =========

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

                                                                                       March 31,
                                                                                   ----------------
                                                                                    2001      2000
                                                                                   ------    ------
     Shares issuable under stock options........................................   41,682    24,921
     Shares of restricted stock subject to repurchase...........................      171       493
     Shares issuable pursuant to warrants to purchase common stock..............      237       255
     Shares of convertible preferred stock on an "as if converted basis"........       --    76,184

  The weighted-average exercise price of stock options outstanding was $46.02 and $19.53 as of March 31, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $.45 and $1.71 as of March 31, 2001 and 2000, respectively. The weighted-average exercise price of outstanding warrants was $2.44 and $2.89 as of March 31, 2001 and 2000, respectively.

NOTE 5--Derivative Instruments and Hedging Activities

  As of July 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company does not currently engage in hedging activities. As of March 31, 2001, the Company holds a derivative financial instrument with respect to its warrant to purchase preferred stock in a private entity obtained in connection with a product resale contract. During the quarter ended March 31, 2001, the Company recognized a loss of $1.0 million on the decline in the fair value of the warrant. As of March 31, 2001, the warrant has a fair value of approximately $340,000 and is classified in deposits and other assets in the accompanying condensed consolidated balance sheet. Increases or decreases in the fair value of the warrant will be recorded in the statement of operations in the period they occur.

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

  In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44), an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No.
25. The Company adopted FIN 44 on July 1, 2000 and it will apply the requirement of FIN 44 to all future purchase business combinations. FIN 44 has not had a material effect on the Company's consolidated financial position or results of operations.

  In January 2001, the EITF published their consensus on EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." EITF Issue No. 00-23 addresses a number of question and implementation issues related to accounting for stock options. The Company expects that the adoption of EITF Issue No. 00-23 will not have a material effect on its consolidated financial position or results of its operations.

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

  The Company also reorganized its product categories to reflect the new product categories that were present subsequent to the merger. The disaggregated information about revenues that is reviewed on a product category basis by the CEO includes: Applications, Infrastructure Software, and Customer Services.

  Applications enable end users to exchange electronic mail, facsimile, voice mail and multimedia messages from PC's, wireline telephones and mobile devices. The Company's Applications include, but are not limited to, Email and Unified Messaging products.

  Infrastructure Software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. Infrastructure Software includes, but is not limited to Mobile Access Gateway and Mobile Browser. One set of Infrastructure Software provides mobile location and presence information and a directory that serves as a standards-based repository of information about users and devices in the network. In addition, another set of Infrastructure Software for mobile devices and PC's enables Internet connectivity, Web browsing and synchronization of information among networks, mobile devices and PC's using a variety of protocols.

  Finally, Customer Services are services provided by Openwave to customers to help them design, install, deploy, manage, maintain and support Openwave products and their overall Internet implementations.

  The disaggregated information about revenues that is reviewed on a product category basis by the CEO is as follows (in thousands):

                                                                                     Three Months            Nine months
                                                                                    Ended March 31,         Ended March 31,
                                                                                 --------------------    --------------------
                                                                                   2001        2000        2001        2000
                                                                                 --------    --------    --------    --------
Revenues:
   Applications.............................................................    $  38,450    $ 13,738   $  95,459    $ 30,723
   Infrastructure Software..................................................       59,571      11,532     139,622      24,027
   Customer Services........................................................       32,010      13,510      85,500      34,349
                                                                                ---------    --------    --------    --------
      Total revenues........................................................    $ 130,031    $ 38,780   $ 320,581    $ 89,099
                                                                                =========    ========    ========    ========

  The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                              Three Months                Nine months
                                                             Ended March 31,            Ended March 31,
                                                         -----------------------    -----------------------
                                                            2001          2000        2001           2000
                                                         ---------     ---------    ---------     ---------
Revenues:
  Americas..........................................     $  53,264     $  13,184    $ 135,554     $  34,734
  Europe, Middle East, Africa.......................        33,613        12,292       89,479        26,050
  Asia Pacific......................................        43,154        13,304       95,548        28,315
                                                         ---------     ---------    ---------     ---------
    Total revenues..................................     $ 130,031     $  38,780    $ 320,581     $  89,099
                                                         =========     =========    =========     =========

  Information regarding the Company's revenues in different countries is as follows (in thousands):

                                                      Three Months                Nine months
                                                     Ended March 31,            Ended March 31,
                                                 -----------------------    -----------------------
                                                    2001          2000        2001           2000
                                                 ---------     ---------    ---------     ---------
Revenues:
  United States............................      $  42,933     $  11,474    $ 112,442     $  31,224
  Japan....................................         31,168         6,443       68,467        17,041
  United Kingdom...........................         19,569         2,814       47,470         5,135
  Other countries..........................         36,361        18,049       92,202        35,699
                                                 ---------     ---------    ---------     ---------
    Total revenues.........................      $ 130,031     $  38,780    $ 320,581     $  89,099
                                                 =========     =========    =========     =========

Significant customer information is as follows:

                                               % of Total Revenue                   % of Total
                                         --------------------------------             Accounts
                                           Three Months         Nine months          Receivable
                                         Ended March 31,      Ended March 31,          March 31,
                                         ----------------     ---------------
                                           2001     2000        2001    2000            2001
                                         -------  -------     -------  ------     ----------------
    Customer A......................          12        4          11       3            10
    Customer B......................          11        8           9      10             6

Note 8--Business Combinations

  (a) Pooling of Interests Method

  In April 2000 and November 2000, the Company completed two business combinations accounted for as pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and the three merged companies for all dates and periods presented.

  Separate operating results of the merged companies for the three and nine months ended March 31, 2001 and 2000, are shown below (in thousands). The operating results reflected below represent the separate operations of the merged companies prior to the respective dates of the consumation of each merger.

                                                           Three Months Ended          Nine months Ended
                                                               March 31,                   March 31,
                                                           -------------------      ---------------------
                                                             2001       2000           2001        2000
                                                           --------  ---------      ---------   ---------
Revenues:
   Openwave.........................................      $ 130,031   $  18,662     $ 248,689   $  39,990
   Software.com.....................................             --      19,543        71,892      47,063
   AtMobile.........................................             --         575            --       2,046
                                                          ---------   ---------     ---------   ---------
      Combined......................................      $ 130,031   $  38,780     $ 320,581   $  89,099
                                                          =========   =========     =========   =========
Net income (loss):
   Openwave.........................................      $(151,157)  $ (74,647)    $(513,085)  $ (99,527)
   Software.com.....................................             --       1,609       (34,718)    ( 4,322)
   AtMobile.........................................             --      (4,477)           --      (7,030)
                                                          ---------   ---------     ---------   ---------
      Combined......................................      $(151,157)  $ (77,515)    $(547,803)  $(110,879)
                                                          =========   =========     =========   =========

(b) Purchase Method

  From October 1999 to June 2000, the Company completed nine business combinations accounted for as purchase acquisitions. The operating results of each acquired entity have been included in the consolidated statement of operations since the respective acquisition date. For each acquisition, consideration paid in excess of net tangible assets and identifiable intangible assets acquired was recorded as goodwill. Goodwill and other intangible assets are being amortized over three to five years, except for in-process research and development (IPR&D), which was expensed on the respective acquisition dates.

  For each acquisition, the Company determined the allocation between developed technology and IPR&D. This allocation was based on whether or not technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the "working model" stage, which is generally when a product is classified as a beta version release. As of the respective dates of the acquisitions of bCandid Corporation, Onebox.com, Inc., Paragon Software (Holdings) Limited, and APiON Telecom Limited, the Company concluded that the purchased IPR&D had no alternative future use and expensed it according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. As of March 31, 2001, the Company has not completed development of previously written-off IPR&D.

The following table shows unaudited pro forma revenue, net loss and basic and diluted net loss per share of the Company, including the results of operations of the acquired companies as if each company had been acquired on July 1, 1999 (in thousands, except per share data):

                                          Three Months Ended        Nine months Ended
                                              March 31,                 March 31,
                                        ----------------------    ----------------------
                                           2001        2000          2001         2000
                                        ---------   ---------     ---------    ---------
Revenues..........................      $ 130,031   $  40,046     $ 320,581    $  93,659
                                        =========   =========     =========    =========
Net loss..........................      $(151,157)  $(123,218)    $(547,803)   $(531,144)
                                        =========   =========     =========    =========
Basic and diluted net loss per
  share...........................      $   (0.91)  $   (0.74)    $   (3.34)   $   (3.29)
                                        =========   =========     =========    =========
Shares used in pro forma per share
computation.......................        166,943     166,175       164,143      161,223
                                        =========   =========     =========    =========

  In computing pro forma net loss, the charges taken for in-process research and development have been excluded from the calculations. The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Note 9--Litigation

  On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-0065, was filed in the U.S. District Court for the district of Delaware against the Company and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, the Company responded to the complaint. The Company denied the allegations that the Company has infringed any claim in either of the patents asserted against the Company. In addition, the Company asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by the Company and that the patents are also invalid and unenforceable. Based on the facts known to date, the Company believes that it has meritorious defenses and claims. The Company is unable to estimate the range of potential loss, if any.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against the Company and an affiliate of the Company. The complaint alleges that the defendants have infringed claims of a common law trademark that plaintiff asserts it has acquired. The Company has not yet responded to the complaint. Based on the facts known to date, the Company believes that it has meritorious defenses and intends to defend this suit. The Company is unable to estimate the range of potential loss, if any.

Note 10--Subsequent Events

On April 12, 2001, the CEO cancelled his option to purchase 4,500,000 shares of the Company's common stock. Previously, he had cancelled his option to purchase 1,500,000 shares of the Company's common stock. In exchange for the cancelled options, the Compensation Committee of the Board granted to the CEO a right to the future grant of an option to purchase 5,800,000 shares of the Company's common stock (the "Future Grant"), provided that he continues as an employee of the Company through and including the grant date of the Future Grant.

The Future Grant will be made on a date that falls between six and seven months from the April 12 cancellation date and will have an exercise price set at the then fair market value of the common stock. The new options will have the same vesting schedule and vesting commencement date as the cancelled options. The Company expects that there will be no accounting charges to the Company as a result of the Future Grant to the CEO.

The shares subject to the option cancelled on April 12 were not eligible by their terms for re-issuance under another stock option. Accordingly, the Board has authorized management to create a new stock plan to be used to grant stock options and other compensatory stock awards in a broad-based manner to the Company's employees and consultants. The Board reserved 4,500,000 shares of the Company's common stock for issuance under such new plan.

On April 12, 2001, the Compensation Committee of the Board granted to the CEO 200,000 restricted shares of the Company's common stock. The restricted shares will vest as to 29,166 shares on May 12, 2001, and the remaining 170,834 shares in equal monthly installments through October 12, 2004.

On May 9, 2001, the Company entered into an agreement to acquire Avogadro, Inc. ("Avogadro"), a telecommunications infrastructure software developer. In connection with the acquisition, which is subject to closing conditions customary for a transaction of this type, the Company will issue approximately 2,700,000 shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of Avogadro, and the assumption of options and warrants. The stock-for-stock transaction is expected to be accounted for under the purchase method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of the Company's management and are subject to certain risks and uncertainties, including economic and market variables. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Risk Factors." The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, Phone.com's and Software.com's most recently filed Annual Reports on Forms 10-K, and Phone.com's registration statement on Form S-4 as filed October 10, 2000, and any subsequently filed reports. All documents also are available through the SEC's Electronic Data Gathering Analysis and Retrieval system (EDGAR) at www.sec.gov.

Software.com merger

     On November 17, 2000, a subsidiary of the Company merged with and into Software.com. The merger was accounted for as a pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented.

Overview

     We were incorporated in 1994 and, from inception until 1996, our operations consisted primarily of various start-up activities, including the development of technologies central to our business, recruiting personnel and raising capital. During 1994 and 1995, we developed the technology behind our open Internet-based communication infrastructure software and applications.

     We co-founded the Wireless Application Protocol (WAP) Forum in 1997 to provide a worldwide standard for the delivery of Internet-based services over mass-market wireless telephones. In February 1998, the WAP Forum published technical specifications for application development and product interoperability based substantially on our technology and on Internet standards. Leading communication service providers, telecommunications device and equipment manufacturers and software companies worldwide have sanctioned the specifications promulgated by the WAP Forum. In addition to the standard-setting process developed by the WAP Forum, we are also currently involved in development of a standard model for over-the-air provisioning and management of wireless devices for future standards in the mobile web. We anticipate that the standards developed through these initiatives will continue to increase the acceptance of Internet-based communications services over wireless devices.

     As of November 17, 2000, we have separated our current and future product offerings into three distinct product categories: Applications, Infrastructure Software and Customer Services.

     Applications enable end users to exchange electronic mail, facsimile, voice mail and multimedia messages from PC's, wireline telephones and mobile devices. The Company's Applications include, but are not limited to Email and Unified Messaging products.

     Infrastructure Software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. Infrastructure Software includes, but is not limited to Mobile Access Gateway and Mobile Browser. One set of Infrastructure Software provides mobile location and presence information and a directory that serves as a standards-based repository of information about users and devices in the network. In addition, another set of Infrastructure Software for mobile devices and PC's enables Internet connectivity, Web browsing and synchronization of information among networks, mobile devices and PC's using a variety of protocols.

     Customer Services are services provided to customers to help them design, install, deploy, manage, maintain and support our products and their overall Internet implementations.

     We are in the process of realigning our product strategy. As a result, we may decide to exit certain of our product lines or abandon certain technologies. As some of the products and technologies were acquired through purchase acquisitions, any change in product strategy may result in the impairment of all or a portion of our goodwill and other intangible assets recorded in connection with those purchase acquisitions. Upon completion of our revised product strategy, we will assess the impact, if any, on the recoverability of our goodwill and other intangible assets. The assessment is expected to be completed by the end of the fourth quarter of fiscal 2001. If, as a result of this analysis, we determine that there has been an impairment of our goodwill and other intangible assets, the carrying value of these assets will be reduced to their fair values through a charge against our operating results. A significant impairment would have a material adverse impact on our financial position and operating results if and when recorded.

     We generate revenues from licenses, maintenance and support, and professional services. We receive license revenues associated with our Applications and Infrastructure Software. Our Customer Services generate license revenues, maintenance and support revenues, and professional service revenues.

     Our future success depends on our ability to increase revenues from sales of products and services to new and existing communication service providers. If the markets for our Internet-based software fail to develop or develop more slowly than expected, then our business may be materially and adversely affected. In addition, because there are a relatively small number of communication service providers worldwide, any failure to sell our products to a communication service provider could result in a shortfall in revenues that may not be readily offset by other revenue sources.

     International sales of products and services accounted for 65% and 70% of our total revenues for the three months ended March 31, 2001 and 2000, respectively, and 64% and 65% for the nine months ended March 31, 2001 and 2000, respectively. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in our international business activities include:

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

     The Company had approximately $82 million and $98 million of deferred revenue as of March 31, 2001, and June 30, 2000, respectively. The decrease of approximately 17% was a result of amortization of revenue contracts partially offset by increases in deferred revenue due to customer arrangements not yet accepted or launched. The balance at March 31, 2001, was comprised of approximately $61.0 million in fees from license revenues and $21.0 million in prepaid fees from maintenance and support revenues.

     Since early 1997, we have invested substantially in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. These investments have significantly increased our operating expenses, contributing to net losses in each fiscal quarter since our inception. Our limited operating history makes it difficult to forecast future operating results. We anticipate that our operating expenses will increase in absolute dollars for the foreseeable future as we expand our product development, sales and marketing, professional services and administrative staff.

                             RESULTS OF OPERATIONS

License Revenues

     License revenues increased from $25.3 million for the three months ended March 31, 2000 to $98.0 million for the three months ended March 31, 2001, and increased from $54.8 million for the nine months ended March 31, 2000 to $235.1 million for the nine months ended March 31, 2001. The increase in license revenues resulted from an increase in active subscribers using our Applications and Infrastructure Software.

Maintenance and Support Services Revenues

     Maintenance and support services revenues increased from $6.9 million for the three months ended March 31, 2000 to $15.9 million for the three months ended March 31, 2001, and increased from $17.3 million for the nine months ended March 31, 2000 to $39.7 million for the nine months ended March 31, 2001. The increase in maintenance and support services revenues reflects an increase in the services provided to wireless device manufacturers and increased support fees from communication service providers.


Professional Services Revenues

     Professional services revenues increased from $6.6 million for the three months ended March 31, 2000 to $16.1 million for the three months ended March 31, 2001, and increased from $17.1 million for the nine months ended March 31, 2000 to $45.8 million for the nine months ended March 31, 2001. The increase in professional services revenue was primarily due to the increased number of communication service providers who have licensed our products and engaged us to perform integration services relating to the deployment of those products. As an overall percentage of revenues, professional services revenue is expected to decline modestly on a quarterly basis.

Cost of License Revenues

     Cost of license revenues consists primarily of third-party license and support fees. Cost of licenses revenues increased from $1.2 million for the three months ended March 31, 2000 to $4.3 million for the three months ended March 31, 2001, and increased from $3.3 million for the nine months ended March 31, 2000 to $16.2 million for the nine months ended March 31, 2001. As a percentage of license revenues, cost of license revenues decreased from 4.7% to 4.4% for the three months ended March 31, 2000 and 2001, respectively, but increased from 5.9% to 6.9% for the nine months ended March 31, 2000 and 2001, respectively. We expect that costs of license revenues will remain relatively constant as a percentage of license revenues from period to period.

Cost of Maintenance and Support Services Revenues

     Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in the delivery of installation, training and support services to communication service providers, and engineering and support services to wireless device manufacturers. Cost of maintenance and support services revenues increased from $3.8 million for the three months ended March 31, 2000 to $7.4 million for the three months ended March 31, 2001, and increased from $9.7 million for the nine months ended March 31, 2000 to $20.8 million for the nine months ended March 31, 2001. As a percentage of maintenance and support services revenues, cost of maintenance and support services decreased from 54.8% to 46.7% for the three months ended March 31, 2000 and 2001, respectively, and from 55.9% to 52.3% for the nine months ended March 31, 2000 and 2001, respectively. We anticipate that the cost of maintenance and support services revenues will remain relatively constant as a percentage of related revenues in future operating periods.


Cost of Professional Services Revenues

     Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in our professional services operations and related overhead. Cost of professional services revenues increased from $4.2 million for the three months ended March 31, 2000 to $11.1 million for the three months ended March 31, 2001, and increased from $10.3 million for the nine months ended March 31, 2000 to $28.1 million for the nine months ended March 31, 2001. As a percentage of professional services revenues, cost of professional services revenues increased from 63.9% to 68.8% for the three months ended March 31, 2000 and 2001, respectively, and from 60.4% to 61.4% for the nine months ended March 31, 2000 and 2001, respectively. We anticipate that the costs of professional services will remain relatively constant as a percentage of related revenues in future operating periods.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $17.0 million for the three months ended March 31, 2000 to $37.6 million for the three months ended March 31, 2001, and increased from $39.8 million for the nine months ended March 31, 2000 to $96.2 million for the nine months ended March 31, 2001. As a percentage of revenues, research and development expenses decreased from 43.9% to 28.9% for the three months ended March 31, 2000 and 2001, respectively, and from 44.7% to 30.0% for the nine months ended March 31, 2000 and 2001, respectively. We will continue to increase our product development efforts due to many of our initiatives, including further development of the next generation of our messaging, gateway and browser products. However, as a percentage of overall revenues, research and development expenses will continue to decrease slightly since revenue growth is expected to outpace increases in research and development expenses.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Sales and marketing expenses increased from $19.7 million for the three months ended March 31, 2000 to $37.8 million for the three months ended March 31, 2001, and increased from $43.5 million for the nine months ended March 31, 2000 to $104.8 million for the nine months ended March 31, 2001. As a percentage of revenues, sales and marketing expenses decreased from 50.9% to 29.0% for the three months ended March 31, 2000 and 2001, respectively, and from 48.9% to 32.7% for the nine months ended March 31, 2000 and 2001, respectively. We will continue to increase our sales and marketing costs as we grow our operations and add additional personnel. However, as a percentage of overall revenues, sales and marketing expenses are expected to continue to decrease slightly since revenue growth is expected to outpace increases in sales and marketing expenses.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, provisions for doubtful accounts, and other general corporate expenses. General and administrative expenses increased from $6.2 million for the three months ended March 31, 2000 to $16.6 million for the three months ended March 31, 2001, and increased from $15.9 million for the nine months ended March 31, 2000 to $39.7 million for the nine months ended March 31, 2001. As a percentage of revenues, general and administrative expenses decreased from 16.1% to 12.8% for the three months ended March 31, 2000 and 2001, respectively, and from 17.8% to 12.4% for the nine months ended March 31, 2000 and 2001, respectively. The increases in absolute dollars during three and nine months ended March 31, 2001, were primarily due to the addition of personnel performing general and administrative functions, additional provisions for doubtful accounts, and increased legal expenses associated with increased product licensing and patent activity. As a percentage of overall revenues, general and administrative expenses are expected to continue to decrease since revenue growth is expected to outpace increases in general and administrative expenses.


Stock-Based Compensation

     Stock-based compensation expense totaled $4.3 million and $1.4 million for the three months ended March 31, 2000 and 2001, respectively, and $6.6 million and $7.6 million for the nine months ended March 31, 2000 and 2001, respectively. All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28.

     In connection with option grants and restricted stock issued to certain employees, we recognized additional deferred compensation of approximately $7.6 million for the nine months ended March 31, 2001 and $7.5 million prior to June 30, 2000. The deferred compensation represents the aggregate differences between the exercise prices of options at their dates of grant and the grant date fair market value of the common shares subject to such options.

     We expect in the future to issue stock options or restricted stock with exercise prices below the then current fair market value, which will increase stock-based compensation in future quarters.

     On April 12, 2001, the Compensation Committee of the Board granted to the CEO 200,000 restricted shares of the Company's common stock. The restricted shares will vest as to 29,166 shares on May 12, 2001, and the remaining 170,834 shares in equal monthly installments through October 12, 2004. As a result, the Company will recognize additional stock-based compensation charges in the amount of approximately $5.4 million over the vesting period.

Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets of approximately $159.3 million and $477.5 million for the three and nine months ended March 31, 2001 primarily resulted from our acquisitions of Telarc, APiON and Angelica in October 1999, AtMotion in February 2000, Paragon in March 2000, Onebox in April 2000, and bCandid and MyAble in June 2000. Goodwill and other intangible assets are being amortized on a straight-line basis over a three to five-year period. We expect amortization of goodwill and other intangible assets will be approximately $160.0 million in the remainder of fiscal 2001, and $631.3 million and $416.1 million in the fiscal years ending June 30, 2002 and 2003, respectively. In addition, we may have additional acquisitions in future periods, which could give rise to additional goodwill or other intangible assets being acquired.

     We are in the process of realigning our product strategy. As a result, we may decide to exit certain of our product lines or abandon certain technologies. As some of the products and technologies were acquired through purchase acquisitions, any change in product strategy may result in the impairment of all or a portion of our goodwill and other intangible assets recorded in connection with those purchase acquisitions. Upon completion of our revised product strategy, we will assess the impact, if any, on the recoverability of our goodwill and other intangible assets. The assessment is expected to be completed by the end of the fourth quarter of fiscal 2001. If, as a result of this analysis, we determine that there has been an impairment of our goodwill and other intangible assets, the carrying value of these assets will be reduced to their fair values through a charge against our operating results. A significant impairment would have a material adverse impact on our financial position and operating results if and when recorded.


In-Process Research and Development

     For each of our prior acquisitions, the Company determined the allocation between developed technology and in-process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. SFAS No. 86 sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the "working model" stage, which is generally when a product is classified as a beta version release. For the previous acquisitions of Telarc and APiON in October 1999, Paragon in March 2000, Onebox in April 2000, and bCandid in June 2000, the Company concluded that the purchased IPR&D of $3.2 million, $110,000, $18.1 million, $4.3 million, and $2.0 million, respectively, had not yet reached technological feasibility and had no alternative use. Therefore, the Company expensed these costs, according to the provisions of FASB interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. As of March 31, 2001, the Company is still in the development stage of the previously written-off IPR&D.

Merger and Integration costs

     As a result of the merger with Software.com, we recorded merger and integration costs of approximately $88.9 million, of which a majority has been paid. Merger costs, which totaled approximately $79.8 million, were comprised of bankers fees of $73.4 million, regulatory fees of $2.2 million, and professional services of $4.2 million. Integration costs of approximately $9.1 million related to the merger with Software.com included costs associated with the Company's name change and other consulting fees.

Interest and Other Income, Net

     Interest and other income, net decreased from $8.3 million to $3.8 million for the three months ended March 31, 2000 and 2001 respectively, but increased from $15.4 million to $19.3 million for the nine months ended March 31, 2000 and 2001, respectively. The decrease in the three-month period ended March 31, 2001 primarily reflects lower invested balances, decreased interest rates, foreign currency fluctuations, and loss on non-marketable equity securities. The increase in the nine-month period ended March 31, 2001 was attributable to an increase in interest income resulting from higher invested cash balances during the period.

Income Taxes

     Income tax expense totaled $0.2 million and $3.7 million for the three months ended March 31, 2000 and 2001, respectively, and $1.2 million and $8.0 million for the nine months ended March 31, 2000 and 2001, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock which generated net proceeds of $66.0 million through March 31, 1999, through our initial public offerings in June 1999 which generated net proceeds of $146.6 million, and through our secondary public offering in November 1999 which generated net proceeds of approximately $390.4 million. As of March 31, 2001, we had $360.4 million of cash, cash equivalents and short-term investments.

     Net cash used for operating activities was $93.1 million for the nine months ended March 31, 2001. The net cash used was attributable primarily to $87.6 million paid in merger costs and integration costs related to Software.com, an increase in accounts receivable of $46.9 million, and a decrease in deferred revenue of $16.2 million, offset by an increase of accrued liabilities of $24.4 million and after consideration of non-cash amortization expenses of $490.4 million.

     Net cash provided by investing activities was $108.7 million for the nine months ended March 31, 2001, primarily reflecting net maturities of short-term investments of $208.6 million, offset by continued investments in property and equipment of $70.1 million, of which $37.8 million was paid for leasehold improvements on facilities worldwide, and payments related to prior business combinations of $25.3 million.

     Net cash provided by financing activities was $30.0 million for the nine months ended March 31, 2001, primarily reflecting stock options exercised.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases, equipment loans, and capital leases. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California that is under construction and expected to be completed in June 2001. Lease terms require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease term is for a period of 12 years from the commencement date of the lease. The agreement required that we provide a letter of credit in the amount of $16.5 million. As of March 31, 2001, we have guaranteed the letter of credit and have pledged approximately $20.7 million, or 125% of the letter of credit. The restricted cash and investments held in trust under this agreement are earning approximately 6.7% interest and the resulting income earned is not subject to any restrictions. The lease further requires that we pay leasehold improvements that we expect to total $41.1 million of which $32.1 million has been paid as of March 31, 2001. Although we have no other material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

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

We may not continue to grow or sustain operating profitability.

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

     .  our pricing policies and those of our competitors; and

     . the increase in our customers' cost to buy the externally-purchased hardware and software required to use with our software products and any related price concessions on our product that our customers demand as a result.

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

     . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation; and

     .  general economic factors, including an economic slowdown or recession.

        Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectation regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance.

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

     These companies have specific technology and other capabilities that we may not be able to successfully integrate with our existing products and services. As a result, we may incur unexpected integration and product development expenses that could harm our results of operations. Furthermore, we are in the process of realigning our product strategy. As a result, we may decide to exit certain of our product lines or abandon certain technologies. As some of the products and technologies were acquired through purchase acquisitions, any change in product strategy may result in the impairment of all or a portion of our goodwill and other intangible assets recorded in connection with those purchase acquisitions. Upon completion of our revised product strategy, we will assess the impact, if any, on the recoverability of our goodwill and other intangible assets. The assessment is expected to be completed by the end of the fourth quarter of fiscal 2001. If, as a result of this analysis, we determine that there has been an impairment of our goodwill and other intangible assets, the carrying value of these assets will be reduced to their fair values through a charge against our operating results. A significant impairment would have a material adverse impact on our financial position and operating results if and when recorded.


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

     We have focused our efforts on mass-market wireless telephones as the principal means of delivery of Internet-based services using our products. If wireless telephones were not widely adopted for mobile delivery of Internet-based services, our business would suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while wireless telephones historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based service in a rapidly evolving industry represents a significant risk to a dominant product emerging. If mobile individuals do not adopt wireless devices as a means of accessing Internet-based services, our business would suffer.

If widespread integration of browser technology does not occur in wireless devices, our business could suffer.

     Because our current software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use wireless devices enabled with our browser in order to fully utilize these features and functionality. Additionally, we expect that future versions of our software and enhanced services software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer materially if widespread integration of our browser or WAP-compliant third-party browser software in wireless devices does not occur. All of our agreements with wireless device manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless devices. We may not succeed in maintaining and developing relationships with device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner and in sufficient quantities, if at all.

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

     . providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

     .  unified messaging providers, such as Comverse.

     Microsoft Corporation has announced its intention to introduce products and services that may compete directly with our many of our products. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones. Microsoft has announced its own browser, called Mobile Explorer, for these devices.

     Furthermore, Nokia is marketing a WAP server to corporate customers and content providers. This WAP server is designed to enable wireless device subscribers to directly access applications and services provided by these customers, rather than through gateways provided by communication service providers' WAP servers. If Nokia's WAP server is widely adopted by corporate customers and content providers, it could undermine the need for communication service providers to purchase WAP servers. Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we do.

     As we enter new markets and introduce new services, we will face additional competitors. As we enter the unified messaging market, we will face competition from established voice mail providers such as Comverse, and Internet-based unified messaging providers such as Critical Path. In the Portal Framework market, a number of companies have introduced products and services relating to mobile portals that compete with our products and services. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft MSN and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies.

     In addition to the existing competitors listed above, voice mail solutions providers are expected to be competitors in the unified messaging market because of their existing relationships with service providers and ownership of technologies for the conversion of voice to data. If we are unable to compete effectively against existing or emerging competitors our business, financial condition and operating results will suffer.

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

  In addition to problems that may affect the Internet as a whole, our customers have in the past experienced some interruptions in providing their Internet-related services, including services related to our software products. We believe that these interruptions will continue to occur from time to time. Our revenues depend substantially upon the number of end users who use the services provided by our customers. Our business may suffer if our customers experience frequent or long system interruptions that result in the unavailability or reduced performance of their systems or networks or reduce their ability to provide services to their end users.

We depend on others to provide content and develop applications for wireless devices.

  In order to increase the value to customers of our product platform and encourage subscriber demand for Internet-based services via wireless devices, we must successfully promote the development of Internet-based applications and content for this market. If content providers and application developers fail to create sufficient applications and content for Internet-based services via wireless devices, our business could suffer materially. Our success in motivating content providers and application developers to create and support content and applications that subscribers find useful and compelling will depend, in part, on our ability to develop a customer base of communication service providers and wireless device manufacturers large enough to justify significant and continued investments in these endeavors.

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

  We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain limited escrow arrangements, we do not provide third parties with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products is time consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

International sales of products are an important part of our strategy, and this expansion carries specific risks.

   International sales of products and services accounted for approximately 65% of our total revenues for the three and nine months ended March 31, 2001. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in conducting business internationally include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Hedging Instruments

  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are earned in U.S. dollars. Operating expenses incurred by our subsidiaries are denominated primarily in U.K. pounds sterling, Euros, Danish Kroner, and Japanese yen.

  We have not yet used financial instruments to hedge operating expenses in foreign currencies. However, we intend to utilize financial instruments to hedge currency exposures where appropriate.

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

  Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. As of March 31, 2001, our interest rate risk was further limited by the fact that all investments in our short-term investment portfolio had a maturity of less than one year.

  Principal amounts of short-term investments by expected maturity:



                         Period ended March 31, 2001           Fair Value
                            Expected maturity date              March 31,
                 -------------------------------------------
                     2001   2002  2003  2004  2005   Total       2000
                 ---------- ----  ----  ----  ----   -------  -----------
                         (in thousands, except interest rates)

Corporate bonds..........  $ 89,382   --   --   --   --  $ 89,382  $ 89,291
Commercial paper.........    54,144   --   --   --   --    54,144    54,144
Certificates of deposit..    28,000   --   --   --   --    28,000    28,008
Federal agencies.........    22,900   --   --   --   --    22,900    22,872
                           --------  ---  ---  ---  ---  --------  --------
 Total...................  $194,426   --   --   --   --  $194,426  $194,314
                           ========                      ========  ========
  Weighted-average
   interest rate.........      5.90%                         5.90%
                           ========                      ========

 .
 .
                           PART II. OTHER INFORMATION
 .
Item 1. Legal Proceedings


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

  On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against the Company and an affiliate of the Company. The complaint alleges that the defendants have infringed claims of a common law trademark that plaintiff asserts it has acquired. The Company has not yet responded to the complaint. Based on the facts known to date, the Company believes that it has meritorious defenses and intends to defend this suit. The Company is unable to estimate the range of potential loss, if any.


Item 2. Changes in Securities and Use of Proceeds--Not Applicable

Item 3. Defaults Upon Senior Securities--Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders--Not Applicable

Item 5. Other Information

      On May 9, 2001, the Company entered into an agreement to acquire Avogadro, Inc. ("Avogadro"), a telecommunications infrastructure software developer. In connection with the acquisition, which is subject to closing conditions customary for a transaction of this type, the Company will issue approximately 2,700,000 shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of Avogadro, and the assumption of options and warrants. The stock-for-stock transaction is expected to be accounted for under the purchase method.


Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

          10.1  Openwave Systems Inc. 1995 Stock Plan

          10.2  Openwave Systems Inc. 1996 Stock Plan

          10.3 Form of Restricted Stock Agreement, dated as of April 12, 2001, by and between Openwave Systems Inc. and Donald Listwin.

  (b) Reports on form 8-K -- Not Applicable


                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Openwave Systems Inc.

                                                 /s/ Alan Black
                                          By: _________________________________
                                                     Alan Black
                                              Senior Vice President, Corporate
                                                     Affairs
                                                Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

Date: May 15, 2001