Form 10-K
period 2001-06-30
OPENWAVE SYSTEMS INC
filed 2001-10-01
CIK 1082506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended June 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

Commission file number: 000-25687

                             OPENWAVE SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 94-3219054
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                               1400 Seaport Blvd.
                         Redwood City, California 94063
          (Address of principal executive offices, including zip code)

                                 (650) 480-8000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, $0.001
                                   Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,602,699,094 as of June 30, 2001 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 170,072,741 shares of the registrant's Common Stock issued and outstanding as of June 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders to be filed hereafter incorporated by reference into Part III hereof.

PART I

 Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading "Factors that may affect Future Results" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Item 1. Business

We are a leading provider of infrastructure software, applications, and services that enable the convergence of the Internet and wireless communications. We were incorporated in Delaware in 1994. Our customers are communication service providers, including wireless and wireline carriers, Internet service providers, portals and broadband providers worldwide. Our Openwave(TM) Services Operating System (Services OS) is a suite of Internet protocol (IP) -based software products designed to be installed on communication service providers' systems. Services OS(TM) is designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML, to allow our operator customers to deploy our product modules and to integrate our offerings into existing installed technology.

Using our software, communication service providers can offer Internet services to their wireless and wireline subscribers, and wireless device manufacturers can turn their mass-market mobile phones, personal digital assistants and other wireless devices into mobile Internet appliances. Wireless subscribers thus can gain access to Internet- and corporate intranet-based services, including e-mail, news, stocks, weather, travel and sports. In addition, subscribers can gain access via their wireless devices to communication service providers' intranet-based telephony services, which can include over-the-air activation, call management, billing history information, pricing plan subscription and voice message management. As of June 30, 2001, over 85 communication service providers have licensed our mobile Internet software, have commenced or announced commercial service or are in market or laboratory trials.

Communication service providers using our software can also provide their subscribers with a variety of messaging applications, including e-mail, mobile e-mail, unified messaging (single inbox for e-mail, voice mail, and facsimile) as well as short messaging services. As of June 2001, we had over 180 million licensed mailbox seats and more than 35 predominantly wireline carriers with licensed deployments of over one million mailboxes.

Our microbrowser software, Openwave Mobile Browser, is designed to be embedded in wireless devices and to deliver the mobile Internet and the applications of Services OS through a graphical user interface. As of June 30, 2001, over 134 million handsets have shipped with Mobile Browser embedded.

Recent Events

On August 8, 2000, Phone.com, Inc. and Software.com, Inc, signed an agreement to merge the two companies subject to stockholder approval, regulatory reviews and other conditions. On November 17, 2000, pursuant to the agreement, a wholly-owned subsidiary of Phone.com was merged with and into Software.com so that Software.com became a wholly-owned subsidiary of Phone.com. At the same time, Phone.com changed its name to Openwave Systems Inc. Under the terms of the agreement, approximately 94.5 million shares of Openwave common stock were issued in exchange for all the outstanding shares of Software.com common stock based on an exchange ratio of 1.6105 Openwave shares for each Software.com share. Following the exchange, former stockholders of Phone.com owned approximately 51% of the combined company and former Software.com shareholders owned approximately 49%. The merger was accounted for as a pooling-of-interests.

In connection with the merger, Donald Listwin, formerly an Executive Vice President of Cisco Systems, Inc., became the President and Chief Executive Officer of the combined company. In June 2001, Mr. Listwin also became Chairman of the Board, replacing Alain Rossmann who resigned from the Company that same month.

Most recently, Kevin Kennedy, former senior vice president of Cisco Systems joined the Company to fill the newly-created position of Chief Operating Officer (COO). At the same time, John MacFarlane, the former Executive Vice President of Product Development was appointed to the newly-created position of Chief Technology Officer (CTO).

Industry Background

 Growth of the Internet, Messaging and Wireless Telecommunications

Use of the Internet and wireless telecommunications has grown rapidly in the past few years. International Data Corporation estimates that from the end of 2000 to the end of 2005, the number of users of the Internet worldwide will increase from 318 million to 717 million and the number of email mailboxes will increase from 505 million to 1.2 billion. Industry analysts estimate that there were approximately 750 million digital wireless subscribers worldwide at the end of 2000, and the number of subscribers will grow to approximately 1.4 billion by the end of 2004. We cannot assure you that these estimates will be achieved.

 The Convergence of the Internet and Mobile Telephony

As people have become increasingly dependent on e-mail services, remote access to corporate intranets, and other Internet-based services, mass-market wireless devices that provide mobile access to these resources have become increasingly useful tools. Openwave pioneered the convergence of the Internet and mobile telephony. In 1993, we developed our first e-mail messaging server. In 1995, we developed our initial mobile Internet technology which enables the delivery of Internet-based services to wireless devices. In 1996, we introduced and deployed our first products based on our mobile Internet technology.

To create a worldwide open standard enabling the delivery of Internet-based services to mass-market wireless devices, we co-founded the Wireless Application Protocol (WAP) Forum in 1997. A year later, the WAP Forum published technical specifications for application and content development and product interoperability based on Internet technology and standards. By complying with WAP specifications, wireless device manufacturers, communication service providers, content providers and application developers can provide Internet-based products and services that are interoperable.

In 1998, the WAP Forum also published the Wireless Markup Language, or WML. WML is compliant with the Extensible Markup Language, or XML, specification published by the World Wide Web Consortium, or W3C.

Content providers and application developers use WML to optimize the display of, and interaction with, Web-based data on wireless devices. Based substantially on technology that Openwave contributed to the public domain, WML is optimized for delivery of Internet content to mass-market wireless devices, which have numeric keypads instead of full keyboards, small screens, and limited memory capacity, processing power, battery life and bandwidth. In 2001, the WAP Forum published its WAP 2.0 specifications, to provide full compatibility with the emerging W3C XHTML standards for Web content authoring.

 The Market Opportunity

In response to an increasingly competitive environment, communication service providers which own wireless, wireline, portal and Internet service provider
(ISP) businesses, seek to deliver Internet-based information, entertainment and messaging services to their subscribers as a means to generate revenues from new sources, differentiate their service offerings and reduce subscriber turnover and operating costs. To do this, communication service providers require a scalable software and services platform. Our Services OS and unified messaging application allow our customers to offer common services across their wireless, wireline, and ISP businesses, thereby improving their efficiency and overall economies of scale.

The Openwave Systems Solution

We provide applications and services that enable the delivery of Internet-based services to mass-market wireless telephones and other mobile devices, as well as personal computers. Using our scalable products, communication services providers can provide Internet-based content, applications and services to their wireless subscribers and offer new revenue-generating services across their wireless and wireline businesses. In addition, wireless device manufacturers can turn their mass-market wireless devices into mobile Internet appliances.

With our technology, wireless subscribers have access to advanced communication services, Internet-based content and services and corporate intranet-based services; in addition, subscribers have the ability to use a single inbox for wireless and wireline voice messages, e-mails and facsimiles. Existing carrier deployments, built on our platform, include such services as unified messaging, e-mail, news, stock trading, weather, travel, sports, commerce and calendaring. Our strategy is to design products that help our customers derive incremental subscriber revenues and increase subscriber loyalty.

Products and Services

Our software product suite, called Services OS, is an open, standards-based suite of mobile Internet infrastructure software that is intended to enable communication service providers to rapidly create, deploy and manage revenue-generating services. Services OS consists of products in five broad categories: Communication Services, Platform Services, Mobile Services Infrastructure, Device Products and Developer Products.

 Communication Services

  . Openwave Email--an Internet-based, carrier-class e-mail messaging application with high scalability, performance and features to achieve reliable operation, smooth administration and integration with existing systems and services.

  . Openwave Mobile Email--a mobile messaging application that provides subscribers with access to e-mail from wireless devices and PC's, personal address book and instant, flexible notification of new messages.

  . Openwave Unified Messaging--a messaging application that delivers voice mail, e-mail and facsimile in a single inbox, accessible through the telephony user interface on any telephone, or the graphical user interface on any wireless telephone or PC. Based on the VoiceXML standard, our unified messaging solution is designed to be highly scalable, flexible and extensible.

 Platform Services

  . Openwave Provisioning Manager--a flexible, extensible, centralized provisioning solution for over-the-air provisioning of wireless handsets, mobile Internet infrastructure and applications.

  . Openwave Download Fun--a content delivery solution that provides a platform for communication service providers to offer subscribers the capability to download a wide variety of media objects to their mobile handsets.

  . Openwave M-Services Suite--a product bundle currently consisting of Download Fun, Provisioning Manager and Mobile Access Gateway. We expect that this bundle will enable GSM communication service providers to meet the goal of the GSM Association's Mobile Services initiative to deliver compelling, revenue-generating subscriber services.

 Mobile Services Infrastructure

  . Openwave Mobile Access Gateway--carrier-class infrastructure software for exchanging data between the wireline Internet and wireless devices. Our market-leading gateway includes advanced features such as security, billing support and differentiated classes of service.

  . Openwave Mobile Messaging Gateway--an IP-based solution for Short Messaging System.

 Device Products

  . Openwave Mobile Browser--microbrowser software that is designed and optimized for wireless devices and that we believe provides a rich, easy-to-use subscriber experience.

  . Openwave Device Applications--software applications for wireless telephones and other wireless devices for mobile services such as messaging, content download and synchronization.

 Developer Products

  . Openwave SDK--Software Development Kit for developers and content providers seeking to build applications and content for the mobile Internet.

 Services

  We also provide maintenance and engineering support services to wireless device manufacturers who have ported our Mobile Browser and other device applications to their telephones. In addition, we provide consulting services to communication service providers who license our mobile Internet platform software and engage us to perform integration services relating to commercial launches of our technology.

New Products and Services under Development

We have released a suite of messaging products that includes e-mail and unified messaging. This platform is built on Openwave Email messaging products. We continue to focus resources on enhancing these products and utilize technology obtained from various acquisitions, as well as technology developed in-house.

We are continuously improving our software products for mobile telephones and other personal mobile devices, including the ongoing enhancement of Mobile Browser. Ongoing developments include an improved graphical user interface and the addition of new functionality relating to WAP 2.0 and over-the-air synchronization of data. We are also developing new messaging applications for mobile devices.

Communication service providers around the world are rapidly deploying 2.5G networks and preparing to deploy third-generation, or 3G, networks. We are working together with our partners and customers to ensure successful deployment of our products on 2.5G networks. We are engaged in ongoing testing of our products to ensure that they will fully support 3G deployments in the future. Currently, all of our products support IP transport, which is used by 3G networks.

Customers

 Communication Service Providers

We sell our software products worldwide, primarily to communication service providers, including wireless and traditional telecommunications carriers, and also to Internet service providers, cable-based Internet access providers and Internet portals.

We also provide our communication service provider customers with professional services that enable them to rapidly adopt our technology and bring wireless and wireline Internet-based services and applications to market. Our professional services focus on those areas where our products interface with our customers' internal systems such as billing, provisioning and customer care.

Our agreements with our communication service provider customers grant them non-exclusive licenses to use our Services OS software in connection with providing Internet-based services to their subscribers. Pricing and payment terms for licenses are negotiated with each customer based upon subscriber count or transaction capacity. Products are licensed under either a perpetual license model or under a monthly or quarterly time-based license model. Although these agreements do not provide for a right of return, we typically provide a limited warranty and indemnify customers, subject to certain limitations, against intellectual property infringement claims. In addition, we typically provide fee-based maintenance and support services to our customers, under which they receive error corrections and remote support. Our customers can also purchase new version coverage to receive new releases of our products for a specified term. The Notes to Consolidated Financial Statements (See Note
8) quantify customers that represent more than 10% of revenues.

 Wireless Device Manufacturers

We license our Mobile Browser software to wireless device manufacturers, who embed it into their wireless device products. To encourage these manufacturers to include Mobile Browser in their wireless device models, generally we do not charge a per-unit royalty. In addition, we provide engineering and support services to accelerate the introduction of new wireless device models that contain Mobile Browser. These services typically are provided to manufacturers on an annual flat-fee basis per digital wireless telephony standard.

Our agreements with wireless device manufacturers generally provide these customers with a non-exclusive, royalty-free license to include the Mobile Browser in the wireless devices that they sell. Under these agreements, we typically indemnify our customers, subject to certain limitations, against intellectual property infringement claims. In addition, customers can elect to receive varying levels of fee-based maintenance and support services.

Research and Product Development

Our ability to meet our customer's expectation of innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made and intend to continue to make, significant investments in research and product development. Our research and development expenses were $135.8 million, $59.9 million and $28.9 million for the years ended June 30, 2001, 2000 and 1999, respectively. As of June 30, 2001, we had 808 employees engaged in research and product development activities. We continue to hire skilled engineers for research and product development, and our business could be adversely affected if we are unable to hire these engineers in a timely basis.

Technology

Technology and innovation are core elements of our Company's value. We have contributed significantly to the development of the mobile Internet and its emergence as a viable technology. Our messaging products have substantial innovation and technology dedicated to the unique and stringent needs of the service provider marketplace. Our products are based on open standards, and we contribute significantly to the development of such standards, in particular in the areas of mobile Internet protocols, messaging, mobile Internet technology and enabling technologies for 2.5G and 3G networks.

Our technology is designed for deployment on very large-scale networks. Our customers require highly scalable systems, tools for monitoring and managing systems and other features unique to the size, scale and performance characteristics of their networks and service offerings. Our technology is designed with these requirements in mind and includes features such as:

  . The ability to segment and structure data for high performance access, enabling a much larger number of supported users

  . The ability to replicate directory information for increased performance and reliability

  . The ability to perform certain management and operations activities on the systems without downtime

  . Implementation techniques that utilize so-called multi-threaded architectures, to enable efficient utilization of multiple CPU Unix servers

 Mobile Access Gateway Technology

We have designed our Mobile Access Gateway to be modular, expandable, flexible, scalable and reliable. Using an architecture based on scalable, object-oriented technology, the Mobile Access Gateway typically runs on a large, distributed set of servers. Mobile Access Gateway is intended to meet the stringent performance, scalability and reliability requirements of communication service providers. The Mobile Access Gateway implements WAP Forum specifications for communications with mobile WAP phones and other mobile terminals.

 Mobile Device Software Technology

Our mobile device software technology is designed to be embedded in limited-function devices, such as wireless devices, and has minimum hardware resource requirements. The technology includes multiple applications, such as browsing and messaging, and platform support to enable the correct and efficient operation of these applications in a wide variety of mobile devices.

 Internet Messaging Technology

We have developed a scalable platform for building messaging and other Internet-standard, data intensive applications. Our platform is based on a partitioned cluster architecture, which enables excellent scalability and performance across a wide variety of configurations. Our Internet messaging technology implements a wide variety of messaging standards, including SMTP, MIME, IMAP4 and POP3. The message storage subsystem reliably and efficiently stores, organizes and retrieves a variety of messaging media types, including text, graphics, voice, audio, video and facsimile.

 Unified Messaging Technology

Our Unified Messaging technology utilizes an IP-based architecture to provide a single inbox for e-mail, voice mail and facsimile. Users can interact with the e-mail, voice mail and facsimile messages in their inbox from any device, including a PC, PDA, mobile phone or voice telephone. Edge voice servers, from companies such as Cisco, can be used to link the telephone network with our Unified Messaging technology using VoiceXML, a W3C standard markup language designed for voice applications.

 Directory Technology

Many of our products require access to common information, such as a user name, password, phone number or e-mail address. Our directory technology has a core database that contains the common information, and a set of high-speed replicas of that information. By using multiple replicas, the common information can be repeatedly accessed in a reliable and efficient manner. The replicas support the industry-standard Lightweight Directory Access Protocol (LDAP), so that third-party applications can access the information contained within the directory by using this standard format.

Sales and Marketing

We sell our products through both a direct sales force and third-party resellers. As of June 30, 2001, we had 579 people in Sales and Marketing worldwide. Our sales force focuses on selling products and related professional services and provides some assistance to our third-party resellers. Our third-party resellers are telephony infrastructure companies such as Siemens, systems integrators such as Itochu Techno-Science Corporation and systems providers such as Sun Japan.

International sales of products and services accounted for 64%, 62% and 66% of our total revenues for our fiscal years ended June 30, 2001, 2000 and 1999, respectively. We expect international revenues to continue to account for a significant portion of our revenues. Our international sales strategy is to sell directly to large carriers and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions.

We believe that customer service and ongoing technical support are an essential part of the sales process in the wireless communications industry. To provide high levels of customer service, we established our Customer Advocacy organization which is dedicated to the success and satisfaction of customers. Senior management and assigned account managers play a role in ongoing account management and relationships. We believe these customer relationships will enable us to improve customer satisfaction and develop products to meet specific customer needs.

We actively recruit content and application developers to our platform and provide to them free of charge our software development kit, Openwave SDK. We also provide them with free membership in the Openwave Developer Program, free e-mail-based support and the opportunity to participate in the Openwave Alliances Program.

The Openwave Developer Alliance Program has a select group of our content and application developers as members. We screen applications to the Developer Alliance Program based on the availability and quality of the content or applications produced by the applicants. We perform joint marketing activities with Alliance partners, as well as provide introductions between our wireless communication service providers and our Developer Alliance Program members.

Standards

We believe the growth and development of standards is key to the success of our industry and our Company. Therefore, we take an active role in a number of industry standards organizations including the WAP Forum (which we co-founded in 1997) the World Wide Web Consortium (W3C), CDMA Developer Group, SyncML Consortium and Internet Engineering Task Force among others. To facilitate success of the GSM Mobile Services Initiative, we have agreed to license certain intellectual property rights on a royalty-free basis to mobile handset vendors. We intend to continue to work closely with key standard organizations.

Competition

The market for wireless and wireline Internet standards-based infrastrucure and applications software products and services continues to be intensely competitive. The widespread adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced, or are expected to announce, enhanced features and functionality as proprietary extensions to the WAP standard. Furthermore, some of our competitors have introduced, or may introduce, services based on proprietary wireless protocols that are not compliant with the WAP specifications.

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time-to-market.

Our current and potential competitors include the following:

  . Wireless equipment manufacturers, such as Ericsson and Nokia, which are developing and marketing competitive server, browser and application software products. These companies already sell billions of dollars worth of wireless devices and other telecommunications products to communication service providers which are our existing and potential customers.

  . Microsoft, which has produced a Mobile Explorer microbrowser to run on wireless handheld devices, including wireless telephones. This system is currently featured on handsets being marketed in the United Kingdom by Sony.

  . Comverse, a telecommunications messaging provider of voice mail, which has extended its product offerings to include unified messaging, personal information management software solutions and other advanced communications applications.

  . Software companies, such as Oracle Corporation, which are marketing portal platform software that is compliant with the specifications promulgated by the WAP Forum. Oracle has additionally launched a separate Oracle Mobile division which supplies consumers with mobile information services.

  . NTT DoCoMo, a customer of ours, is pursuing a strategy to become a global wireless carrier. As part of that strategy, NTT DoCoMo, through an agreement with its MID subsidiary, may seek to offer or sublicense its iMode service to other wireless service providers in a manner that would be competitive with our wireless Internet service offerings.

Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we have. Several of these companies also have greater name recognition and better established relationships with our target customers.

Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer more attractive terms to customers than we can. We may face increasing price pressure from our communication service provider customers. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to compete more effectively.

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

We rely on a combination of copyright, trademark, trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. Despite the measures we take to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information which we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Thus, the measures we take to protect our proprietary rights in the United States and abroad may not be adequate. In addition, our competitors may independently develop similar technologies.

The market for wireless communications and the delivery of Internet-based services are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of infringement claims against us grows. For example, we inadvertently may be infringing a patent of which we are unaware. In addition, because patents can take many years to issue, there may be one or more patent applications now pending of which we are unaware, and which we may be accused of infringing when patent(s) issue from the application(s) in the future. To address any patent infringement claims, we may need to enter into royalty or licensing agreements on disadvantageous commercial terms. We may also have to incur significant legal expenses to ascertain the risk of infringing a patent and the likelihood of that patent being valid. A successful claim of patent infringement against us, and our failure to license the infringed or similar technology, could harm our business. In addition, any infringement claims, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business. As of June 30, 2001, the Company is involved in certain legal proceedings that involve patents and trademarks (see Item 3, Legal Proceedings).

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

Employees

As of June 30, 2001, we had approximately 2,200 employees. None of our employees is covered by any collective bargaining agreements, except for certain employees located in Europe. We believe that our relations with our employees are good.

Item 2. Properties.

Our principal office is located in Redwood City, California, where we occupy a 280,000 square foot building that is leased for a period of 12 years, commencing in the fourth quarter of the fiscal year ended June 30, 2001. In addition, we have two options to extend the lease for five years each. We also have numerous other facility leases in other locations in the United States and throughout the world.

Item 3. Legal Preceedings.

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-00065, was filed in the U.S. District Court for the district of Delaware against us and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, we responded to the complaint. We denied the allegations that we have infringed any claim in either of the patents asserted against us. In addition, we asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by us and that the patents are also invalid and unenforceable. Although the parties have exchanged some written discovery, discovery is still in its initial stages and no trial date has been set. Based on the facts known to date, we believe that we have meritorious defenses and claims. We are unable to estimate the range of potential loss, if any.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against us and a former affiliate. The complaint alleges that the defendents have infringed claims of a common law trademark that plaintiff asserts it has acquired. On June 5, 2001, we responded to the complaint. We denied allegations that we have infringed any trademark rights asserted against us. In addition, we asserted a counterclaim against Opuswave Networks seeking a declaratory judgment that the asserted trademark rights are not infringed by us. On June 13, 2001, Opuswave Networks responded to the counterclaims denying its allegations. Discovery has not commenced and no trial date has been set. Based on the facts known to date, we believe that we have meritorious defenses and intend to defend this suit. We are unable to estimate the range of potential loss, if any.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

 Price Range of Common Stock

Our common stock has been listed for quotations on the National Association of Securities Dealers, Inc. Automated Quotation System, under the symbol OPWV since the merger of Phone.com, Inc. and Software.com, Inc. on November 17, 2000. The following table sets forth the fiscal periods indicating the high and low closing sales prices for our common stock.

   Stock price by quarter                                        High     Low
   ----------------------                                       ------- -------
   Fiscal year ended June 30, 2000:
     First quarter............................................. $ 92.66 $ 22.69
     Second quarter............................................ $170.00 $ 74.81
     Third quarter............................................. $208.00 $102.00
     Fourth quarter............................................ $160.63 $ 50.22

   Fiscal year ended June 30, 2001:
     First quarter............................................. $126.88 $ 60.50
     Second quarter............................................ $116.88 $ 37.00
     Third quarter............................................. $ 76.19 $ 15.96
     Fourth quarter............................................ $ 46.90 $ 13.51

As of August 24, 2001, there were 899 holders of record of our common stock. We have not paid any dividends and currently intend to retain future earnings for reinvestment in our business or the repurchase of outstanding shares of our common stock. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2001, 2000 and 1999, and the consolidated balance sheet data as of June 30, 2001 and 2000 are derived from our financial statements which have been audited by KPMG LLP. The consolidated statements of operations for the years ended June 30, 1998 and 1997, and the consolidated balance sheet data as of June 30, 1999, 1998 and 1997 represent information that is unaudited. The information is presented for illustrative purposes only and is not necessarily indicative of the periods shown, nor is it necessarily indicative of future results or financial position.

You should also consider that on November 17, 2000, we merged with Software.com, Inc. in a transaction that was accounted for as a pooling-of-interests. In recording the pooling-of-interests combination, Software.com, Inc.'s consolidated financial statements for the year ended December 31, 1999, 1998 and 1997 were combined with our consolidated financial statements for the years ended June 30, 1999, 1998 and 1997. As of the merger date, Software.com changed its fiscal year end to June 30 to conform to our fiscal year end. Software.com's consolidated financial statements for the twelve months ended June 30, 2000 were combined with our consolidated financial statements for the same period. Software.com's unaudited results of operations for the six months ended December 31, 1999 included revenues of $29.0 million, expenses of $37.2 million and net loss of $8.2 million. An adjustment has been made in stockholders' equity as of June 30, 2000 to eliminate the effect of including Software.com's unaudited results of operations for the six months ended December 31, 1999 in both the years ended June 30, 2000 and 1999.

                                         Years ended June 30,
                            ---------------------------------------------------
                               2001       2000       1999      1998      1997
                            ----------  ---------  --------  --------  --------
                                 (in thousands except per share data)
Consolidated Statements of
 Operations Data:
Revenues:
 License..................  $  344,990  $  93,126  $ 32,076  $ 17,984  $  7,939
 Maintenance and support
  services................      60,264     25,835    13,507     4,396       212
 Professional services....      60,004     27,447    14,800     6,558     2,963
                            ----------  ---------  --------  --------  --------
   Total revenues.........     465,258    146,408    60,383    28,938    11,114
                            ----------  ---------  --------  --------  --------
Cost of revenues:
 License..................      21,945      6,742     3,046     1,663       776
 Maintenance and support
  services................      28,875     14,889     5,797     2,700       266
 Professional services....      36,950     16,971     8,685     5,161     1,915
                            ----------  ---------  --------  --------  --------
   Total cost of
    revenues..............      87,770     38,602    17,528     9,524     2,957
                            ----------  ---------  --------  --------  --------
   Gross profit...........     377,488    107,806    42,855    19,414     8,157
                            ----------  ---------  --------  --------  --------
Operating expenses:
 Research and
  development.............     135,768     59,889    28,934    17,822    10,669
 Sales and marketing......     148,811     68,421    33,597    19,541    12,786
 General and
  administrative..........      59,320     24,061    12,099     7,277     5,742
 Stock-based
  compensation............      10,223     10,184     2,236       335       --
 Amortization of goodwill
  and other intangible
  assets..................     636,282    216,614       329       --        --
 In-process research and
  development.............         --      27,700     3,210       --        --
 Merger, acquisition, and
  integration-related
  costs...................      88,850     10,395       --        --        --
                            ----------  ---------  --------  --------  --------
   Total operating
    expenses..............   1,079,254    417,264    80,405    44,975    29,197
                            ----------  ---------  --------  --------  --------
   Operating loss.........    (701,766)  (309,458)  (37,550)  (25,561)  (21,040)
Interest and other, net...      24,760     23,220     2,829       446       736
                            ----------  ---------  --------  --------  --------
   Loss before income
    taxes.................    (677,006)  (286,238)  (34,721)  (25,115)  (20,304)
Income taxes..............     (12,988)    (2,019)   (2,316)     (446)       (1)
                            ----------  ---------  --------  --------  --------
   Net loss...............    (689,994)  (288,257)  (37,037)  (25,561)  (20,305)
Accretion on redeemable
 convertible preferred
 stock....................         --         --       (403)     (825)     (730)
                            ----------  ---------  --------  --------  --------
   Net loss attributable
    to common
    stockholders..........    (689,994) $(288,257) $(37,440) $(26,386) $(21,035)
                            ==========  =========  ========  ========  ========
Basic and diluted net loss
 attributable to common
 stockholders per share...  $    (4.17) $   (2.06) $  (0.52) $  (0.47) $  (0.38)
                            ==========  =========  ========  ========  ========
Shares used in computing
 basic and diluted net
 loss attributable to
 common stockholders per
 share....................     165,426    139,921    71,514    56,617    54,838
                            ==========  =========  ========  ========  ========

                                                   June 30,
                                ----------------------------------------------
                                   2001       2000      1999    1998    1997
                                ---------- ---------- -------- ------- -------
                                                (in thousands)
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments........ $  348,493 $  523,007 $186,009 $40,222 $11,182
Total assets...................  1,725,715  2,361,225  250,825  60,892  28,637
Capital lease obligations and
 long-term debt, less current
 portion.......................        754      3,319    6,254   4,030     552
Total stockholders' equity.....  1,557,953  2,192,376  177,456  15,324   2,535

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

 Fiscal Years Ended June 30, 2001, 2000 and 1999

 Revenues

We produce three different types of revenue. License revenues are primarily associated with licensing our product to communication service providers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication services providers; and professional services revenues, which are primarily a result of consultants providing deployment and integration services to the communication service providers.

 License Revenues

License revenues increased from $32.1 million in the fiscal year ended June 30, 1999 to $93.1 million in the fiscal year ended June 30, 2000 and $345.0 million for the fiscal year ended June 30, 2001. The increase in license revenues is due to an increase in our customer base and the wider adoption of wireless and wireline data services generally, which resulted in a higher number of active subscribers using our applications and infrastructure software. License revenues represented 74%, 64% and 53% of total revenues for fiscal years ended June 30, 2001, 2000 and 1999, respectively.

 Maintenance and Support Services Revenues

Maintenance and support services revenues increased from $13.5 million in the fiscal year ended June 30, 1999 to $25.8 million in the fiscal year ended June 30, 2000 and $60.3 million for the year ended June 30, 2001. The increase in maintenance and support services revenues reflects an increase in services provided to wireless device manufacturers and increased support fees from communication service providers. Maintenance and support services as a percent of total revenues represented 13%, 18% and 22% for fiscal years ended June 30, 2001, 2000 and 1999, respectively.

 Professional Services Revenues

Professional services revenues increased from $14.8 million in the fiscal year ended June 30, 1999 to $27.4 million in the fiscal year ended June 30, 2000 and $60.0 million in the fiscal year ended June 30, 2001. The increase in professional services revenue was primarily due to higher billable hours as a result of the increased number of communication service providers who have licensed our products and engaged us to perform integration services relating to the deployment of those products. Professional services as of percent of total revenues represented 13%, 18% and 25% for fiscal years ended June 30, 2001, 2000 and 1999, respectively.

 Cost of License Revenues

Cost of license revenues consists primarily of third-party license and related support fees, as well as costs associated with our Applications Service Provider (ASP) model. Cost of licenses increased from $3.0 million for the fiscal year ended June 30, 1999 to $6.7 million for the fiscal year ended June 30, 2000 and $21.9 million for the fiscal year ended June 30, 2001. As a percentage of license revenues, costs of license revenues represented 6%, 7% and 9% in the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The $3.7 million and $15.2 million increase in cost of license revenues for fiscal year 1999 compared to fiscal year 2000 and fiscal year 2000 compared to fiscal year

2001, respectively, was attributed to increased cost related to the ASP model of Onebox.com, which was acquired in April 2000. Under an ASP model, certain costs such as the depreciation costs associated with operating a data center are charged to cost of license revenues. In addition, amortization of software licenses that were purchased during the last quarter of fiscal year ended 2001, contributed to increased cost of licenses for fiscal year 2001. In May 2001, we subcontracted the Onebox ASP services to iBasis, Inc. As a result of this arrangement and the continuing growth of revenue, we anticipate the cost of license revenues to continue to decrease as a percent of related revenue over the next year.

 Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers. Cost of maintenance and support services increased from $5.8 million for the fiscal year ended June 30, 1999 to $14.9 million for the fiscal year ended June 30, 2000 to $28.9 million for the fiscal year ended June 30, 2001. As a percentage of maintenance and support services revenues, cost of maintenance and support services revenues in the fiscal years ended June 30, 2001, 2000 and 1999 represented 48%, 58% and 43%, respectively. The $9.1 million and $14.0 million increase in cost of maintenance and support services for fiscal year 1999 compared to fiscal year 2000 and fiscal year 2000 compared to fiscal year 2001, respectively, was attributed to an increase in personnel dedicated to support the increase in wireless device manufacturers and communication service providers. We anticipate that the cost of maintenance and support services will remain constant as a percentage of related revenues in future operating periods.

 Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in our professional services operations and related overhead. Cost of professional services revenues increased from $8.7 million in the fiscal year ended June 30, 1999 to $17.0 million in the fiscal year ended June 30, 2000 and $37.0 million for the fiscal year ended June 30, 2001. As a percentage of professional service revenues, cost of professional services revenues in the fiscal years ended June 30, 2001, 2000 and 1999 represented 62%, 62% and 59%, respectively. The $8.3 million and $20.0 million increase in cost of professional services for fiscal year 1999 compared to fiscal year 2000 and fiscal year 2000 compared to fiscal year 2001, respectively, was attributed to increases in personnel and outside consultants to satisfy the increased demand for professional services to our customers. We anticipate that the gross profit margin on professional services will decrease slightly in future operating periods.

 Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $28.9 million in the fiscal year ended June 30, 1999 to $59.9 million in the fiscal year ended June 30, 2000 and $135.8 million in the fiscal year ended June 30, 2001. As a percentage of revenues, research and development expenses decreased from 48% for the fiscal year ended June 30, 1999 to 41% for the fiscal year ended June 30, 2000 and 29% for the fiscal year ended June 30, 2001. We anticipate that the cost of research and development expenses will continue to decrease as a percentage of total revenues in future operating periods.

 Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, travel expenses, public relations, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased from $33.6 million in the fiscal year ended June 30, 1999 to $68.4 million in the fiscal year ended June 30, 2000 and $148.8 million in the fiscal year ended June 30, 2001. As a percentage of revenues, sales and marketing expenses decreased from 56% for the fiscal year ended June 30, 1999 to 47% for the fiscal year ended June 30, 2000 and 32% for the fiscal year ended June 30, 2001. We expect to continue to increase our sales and marketing costs in absolute dollars in accordance with our planned growth. However, sales and marketing expenses are expected to continue to decrease as a percentage of total revenues.

 General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased from $12.1 million in the fiscal year ended June 30 1999 to $24.1 million in the fiscal year ended June 30, 2000 and $59.3 million in the fiscal year ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased from 20% for year ended June 30, 1999 to 16% for the year ended June 30, 2000 and 13% for the year ended June 30, 2001. The increase in dollars were due primarily to the addition of personnel, additional expenses in connection with our operation as a public company, additional provisions for unexpected uncollectible accounts and, to a lesser extent, legal expenses associated with increased product licensing and patent activity. General and administrative expenses are expected to continue to increase in absolute dollars, but will continue to decrease as an overall percentage of total revenues.

 Stock-Based Compensation

Stock-based compensation expense totaled $10.2 million, $10.2 million and $2.2 million for the years ended June 30, 2001, 2000 and 1999, respectively. All stock-based compensation is being amortized in a manner consistent with Financial Accounting Board Interpretation No. 28. The increase of $8.0 million of stock-based compensation expense during the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999, resulted primarily from the amortization of deferred stock-based compensation related to acquisitions during the year ended June 30, 2000. Stock-based compensation remained relatively flat during the fiscal year ended June 30, 2001 as compared to the fiscal year ended June 30, 2000, and consisted of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, stock issued to executives, and stock options granted to employees at exercise prices below the current fair market value. We expect stock-based compensation to increase during the year ended June 30, 2002 as compared to June 30, 2001 as a result of continued acquisitions including Avogadro, which was completed in July 2001, and restricted stock and stock options granted to employees and executives at exercise prices below the current fair market value.

 Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets totaled $636.3 million, $216.6 million, and $329,000 for the years ended June 30, 2001, 2000 and 1999, respectively, and primarily resulted from our acquisitions of Telarc, APiON and Angelica in October 1999 and the acquisitions of AtMotion in February 2000, Paragon in March 2000, Onebox in April 2000 and bCandid and MyAble in June 2000. Amortization of goodwill and other intangible assets is computed using the straight-line basis over a three to five-year period. We expect amortization of goodwill and other intangible assets will be approximately $630.0 million for the fiscal year ending June 30, 2002.

 In-Process Research and Development

For each of our prior acquisitions, we allocated the purchase price to developed technology and in-process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. Statement of Financial Accounting Standards (SFAS) No. 86 sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the "working model" stage, which is generally when a product is classified as a beta version release. For the previous acquisitions of Telarc and APiON in October 1999, Paragon in March 2000, Onebox in April 2000, and bCandid in June 2000, we concluded that the purchased IPR&D of $3.2 million, $110,000, $18.1 million, $4.3 million and $2.0 million, respectively, had not yet reached technological feasibility and had no alternative use. Therefore, we expensed these costs at the time of the purchase, according to the provisions of FASB interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. The IPR&D purchased from Onebox was used in our unified messaging product and reached technological feasibility in the fiscal year ended June 30, 2001. With the exception of the Onebox IPR&D, as of June 30, 2001, we were still in the development stage of all previously written off IPR&D.

 Merger and Integration costs

As a result of the merger with Software.com, we recorded merger and integration costs of approximately $88.9 million during the year ended June 30, 2001. Merger costs, which totaled approximately $79.8 million, were comprised of banker's fees of $73.4 million, regulatory fees of $2.2 million, and professional services of $4.2 million. Integration costs of approximately $9.1 million related to the merger with Software.com included costs associated with the Company's name change and other consulting fees.

 Interest and Other Income, Net

Interest and other income, net increased from $2.8 million in the fiscal year ended June 30, 1999 to $23.2 million for the fiscal year ended June 30, 1999 and $24.8 million for the fiscal year ended June 30, 2001. The increase resulted primarily from earnings on increased cash, cash equivalents and investment balances as a result of our public equity offerings during late fiscal year 1999 and early fiscal year 2001.

 Income Taxes

Income tax expense totaled $2.3 million, $2.0 million and $13.0 million for the fiscal years ended June 30, 1999, 2000 and 2001, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes.

In light of the Company's recent history of operating losses, the Company has recorded a valuation allowance for all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not that deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $744.0 million and $323.0 million, respectively.

 Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which contributed $66.0 million in aggregate net proceeds through March 31, 1999; through our initial public offerings in June 1999, which generated net proceeds of $134.6 million; and through our secondary public offering in November 1999, which generated net proceeds of approximately $390.3 million. As of June 30, 2001, we had $348.5 million of cash, cash equivalents and short-term investments.

Net cash used for operating activities was $77.3 million, $8.3 million, and $13.9 million for the years ended June 30, 2001, 2000 and 1999, respectively. The net cash used during the year ended June 30, 2001 was primarily attributable to $88.9 million paid in merger and integration costs related to Software.com, an increase in accounts receivable of approximately $84.6 million, and a decrease in deferred revenue of $10.8 million, offset by an increase in accrued liabilities of $24.4 million and after consideration of non-cash depreciation and amortization expenses of $657.2 million.

Net cash provided by (used for) investing activities was $76.2 million, ($448.7) million, and ($45.4) million for the years ended June 30, 2001, 2000 and 1999, respectively. The net cash provided by investing activities during the year ended June 30, 2001 primarily reflected net maturities from short-term and long-term investments of $195.2 million, payments related to prior business combinations of $25.2 million, and purchases of property and equipment of $87.5 million.

Net cash provided by financing activities was $42.7 million, $427.7 million, and $167.3 million for the years ended June 30, 2001, 2000 and 1999, respectively. The net cash provided by investing activities during the year ended June 30, 2001 primarily reflected stock options exercised during the year. The net cash provided by investing activities during the years ended 2000 and 1999 were primarily the effect of the Company's Initial Public Offering.

As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans and capitalized lease obligations. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. The lease commenced upon completion of construction in the fourth quarter of fiscal year ended June 30, 2001. Lease terms require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually. The lease term is for a period of 12 years from the commencement date of the lease. The agreement required that we provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, we guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit. The restricted cash and investments held in trust under this agreement are earning approximately 4.7% interest, and the resulting income earned is not subject to any restrictions. The lease further required that we pay leasehold improvements which totaled $29.3 million at June 30, 2001. Although we have no other material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

We adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B on June 30, 2001, retroactive to July 1, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission (SEC). Our adoption of SAB 101 has not had a material impact on our consolidated financial position or results of operations.

In late July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations (SFAS No. 141) and Goodwill and Other Intangible Assets (SFAS No. 142). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed by us after June 30, 2001.

For business combinations completed prior to July 1, 2001 and accounted for by the purchase method, SFAS No. 141 provides that intangible assets that do not meet the separate identifiable intangible asset criteria prescribed by this pronouncement (e.g., assembled workforce, among others) be reclassified to goodwill as of the date of adoption. Conversely, if a portion of the purchase price had been assigned to an intangible asset that meets the criteria for recognition apart from goodwill and that intangible asset is classified as part of goodwill for financial reporting purposes, the carrying amount of that intangible asset must be reclassified and reported separately from goodwill as of the date of adoption (July 1, 2002).

SFAS No. 142 requires that goodwill should not be amortized but should be tested for impairment at the "reporting unit level" (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an "operating segment," as defined by SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. Our identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the "estimated fair value" of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If we determine that goodwill is impaired, we must compare the "implied fair value" of the goodwill to its carrying amount to determine if there is an impairment loss. The "implied fair value" is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective for us beginning on July 1, 2002. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the provisions of SFAS No. 142.

As of June 30, 2001, we currently have recorded net goodwill of $1.1 billion. Under the current accounting, we expect to have amortization expense of approximately $630.0 million for the fiscal year ending June 30, 2002.

We are currently evaluating the impact the adoption of these pronouncements may have on our financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to our expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, we are currently unable to determine the impact the adoption of these pronouncements may have on our financial position or results of operations.

Factors That May Affect Future Results

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects.

Because we have a limited operating history, it is difficult to evaluate our business.

Because we commenced operation in 1994 and commercially released our first products in 1996, we only have a limited operating history on which you can base your evaluation of our business.

We may not continue to grow or reach profitability.

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

  .  our pricing policies and those of our competitors; and

  . our customers' willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

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

Our operating results are subject to significant fluctuations, and our stock price may decline if we do not meet expectations of investors and analysts.

Our revenues and operating results are difficult to predict and may fluctuate significantly from period to period due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

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

  . changes in our mix of license, professional services and maintenance and support services revenues;

  . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

  . general political and economic factors, including an economic slowdown or recession; and

  . general industry factors, including a slowdown in the telecom industry, either temporary or otherwise.

Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results are of limited use. You should not rely on our period revenues and operating results to predict our future performance.

We may be unable to successfully integrate acquired or merged companies into our business or achieve the expected benefits of the business combinations.

To date, we have merged with or acquired 13 companies, including Avogadro, Software.com, AtMobile, Mobility.net, bCandid, MyAble, Velos, Onebox, Paragon, AtMotion, Angelica, APiON, and Telarc. We may not be able to successfully assimilate the personnel, operations and customers of these companies, along with those of their acquired companies, into our business. Additionally, we may fail to achieve the anticipated synergies from the combined businesses, including product integration, marketing, product development, distribution and other operations synergies.

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

These companies have specific technology and other capabilities that we may not be able to successfully integrate with our existing products and services. As a result, we may incur unexpected integration and product development expenses which could harm our results of operations. Due to rapidly changing market conditions, we may find the value of our acquired technologies and related intangible assets, such as goodwill as recorded in our financial statements, to be impaired, resulting in charges to operations.

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

We may not be able to identify future suitable merger or acquisition candidates, and even if we do identify suitable candidates, we may not be able to make these transactions on commercially acceptable terms, or at all. If we do merge with or acquire other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future merger or acquisition, we will likely face the same risks as discussed above. Further, we may have to utilize cash reserves, incur debt or issue equity securities to pay for any future merger or acquisition, the issuance of which could be dilutive to our existing stockholders.

We may not be successful in making strategic investments.

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

Fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between three and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. We spend a substantial amount of time educating customers regarding the use and benefits or our products and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Further, the emerging and evolving nature of the market for Internet-based services via wireless devices may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause our stock price to decline.

Our success depends on acceptance of our products and services by communication service providers and their subscribers.

Our future success depends on our ability to increase revenues from sales of our infrastructure software, applications and other services to communication service providers. This dependence is exacerbated by the relatively small number of communication service providers worldwide whose willingness to purchase our products is critical to our success. To date, only a limited number of communication service providers have implemented and deployed services based on our products. We cannot assure you that communication service providers will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

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

Our communication service provider customers face implementation and support challenges in introducing Internet-based services via wireless devices, which may slow their rate of adoption or implementation of the services our products enable. Historically, communication service providers have been relatively slow to implement new complex services such as Internet-based services. In addition, communication service providers may encounter greater customer service demands to support Internet-based services via wireless devices than they do for their traditional voice services. We have limited or no control over the pace at which communication service providers implement these new services. The failure of communication service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

Until recently, we have relied on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues from each period for the foreseeable future. Any failure by us to capture a significant share of these customers could materially harm our business.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

A portion of our sales are derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. Furthermore, with the consolidation of the Internet specifically in the area of Internet service providers (ISPs), future growth in sales attributed to a market of many ISPs may decline. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have recently experienced losses due to customers failing to meet their obligations, primarily as a result of the weakened financial state of the wireless and telecom industry. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

We have focused a significant amount of our efforts on mass-market wireless devices as the principal means of delivery of Internet-based services using our products. If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business would suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while wireless devices historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based service in a rapidly evolving industry represents a significant risk to a dominant product emerging. If mobile individuals do not adopt wireless devices as a means of accessing Internet-based services, our business would suffer.

If widespread integration of browser technology does not occur in wireless devices, our business could suffer.

Because our current software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use wireless devices enabled with our browser in order to fully utilize these features and functionality. Additionally, we expect that future versions of our software and related server-based software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer materially if widespread integration of our browser or WAP-compliant third-party browser software in wireless devices does not occur. All of our agreements with wireless device manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless devices. We may not succeed in maintaining and developing relationships with wireless device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner and in sufficient quantities, if at all.

The market for our products and services is highly competitive.

The market for our products and services is becoming increasingly competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP standard. Furthermore, some of our competitors, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

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

  .  messaging software providers, such as Comverse.

  . systems integrators, such as CMG plc, and software companies, such as Oracle Corporation and iPlanet, a Sun/Netscape alliance, and Critical Path;

  .  service providers, such as iPlanet, E-Commerce Solutions and Infospace;

  .  communication service providers, such as NTT DoCoMo; and

  . providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

Microsoft Corporation has announced its intention to introduce products and services that may compete directly with many of our products. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones. Microsoft has announced its own browser, called Mobile Explorer, for these devices.

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

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of each of our current executive officers. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is difficult to hire and retain these persons. Competitors and others have in the past, and may in the future, attempt to recruit our employees.

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

Our customer service providers face implementation and support challenges in expanding wireless communications and introducing Internet-based services via wireless devices, which may slow their rate of adoption or implementation of the services our wireless messaging products enable. Historically, customer service providers have been relatively slow to implement new complex services such as wireless messaging services and wireless delivery of Internet content. In addition, customer service providers may encounter greater customer service demands to support Internet-based services via wireless devices than they do for their traditional Internet services. We have limited or no control over the pace at which customer service providers implement these new services. The failure of customer service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

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

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain limited escrow arrangements, we do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing our products.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. There are many issued patents as well as patent applications in the electronic messaging field. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third-party proprietary rights, we might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-00065, was filed in the U.S. District Court for the district of Delaware against us and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, we responded to the complaint. We denied the allegations that we have infringed any claim in either of the patents asserted against us. In addition, we asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by us and that the patents are also invalid and unenforceable. Although the parties have exchanged some written discovery, discovery is still in its initial stages and no trial date has been set. Based on the facts known to date, we believe that we have meritorious defenses and claims. We are unable to estimate the range of potential loss, if any.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against us and a former affiliate. The complaint alleges that the defendents have infringed claims of a common law trademark that plaintiff asserts it has acquired. On June 5, 2001, we responded to the complaint. We denied allegations that we have infringed any trademark rights asserted against us. In addition, we asserted counterclaims against the plaintiff seeking a declaratory judgment that the asserted trademark rights are not infringed by us. On June 13, 2001, Opuswave Networks responded to the counterclaims its allegations. Discovery has not commenced and no trial date has been set. Based on the facts known to date, we believe that we have meritorious defenses and intend to defend this suit. We are unable to estimate the range of potential loss, if any.

International sales of products is an important part of our strategy, and this expansion carries specific risks.

International sales of products and services accounted for 66% of our total revenues for the year ended June 30, 2001. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in conducting business internationally include:

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

  .  differing technology standards;

  .  export restrictions on encryption and other technologies;

  . difficulties in collecting accounts receivable and longer collection periods;

  . seasonable variations in customer buying patterns or electronic messaging usage;

  .  political instability, acts of terrorism or war;

  .  economic downturns;

  .  potentially adverse tax consequences;

  . reduced protection for intellectual property rights in certain countries;

  .  costs of localizing our products for foreign markets;

  .  contractual provisions governed by foreign laws; and

  . the burden of complying with complex and changing regulatory requirements.

Any of these factors could harm our international operations and, consequently, our business, financial condition and operating results.

The security provided by our messaging products could be breached, in which case our reputation, business, financial condition and operating results could suffer.

The occurrence or perception of security breaches could harm our business, financial condition and operating results. A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Third parties may attempt to breach the security provided by our messaging products, or the security of our customers' internal systems. If they are successful, they could obtain confidential information about our customers' end users, including their passwords, financial account information, credit card numbers or other personal information. Our customers or their end users may file suits against us for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products. Despite our implementation of security measures, our software is vulnerable to computer viruses, electronic break-ins, intentional overloading of servers and other sabotage, and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our customers might decide to stop using our software if their end users experience security breaches.

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

Our stock price has experienced significant volatility. We expect that the market price of our common stock also will fluctuate in the future as a result of variations in our operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  .  announcements or technological or competitive developments;

  .  acquisitions or strategic alliances by us or our competitors;

  .  the gain or loss of a significant customer or order;

  . changes in estimates or our financial performance or changes in recommendations by securities analysts; or

  . changes in financial performance of competitors and other companies in our industry.

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

Item7A. Quantitative and Qualitative Disclosures About Market Risk

The tables below provide information about the Company's derivative financial instruments and financial instruments that are subject to market risk. These include a foreign currency forward contract used to hedge a foreign currency deposit, which is subject to exchange rate risk, cash equivalents and available-for-sale short-term investments, which are subject to interest rate risk.

The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability.

The following summarized the Company's foreign currency forward contract, which matures in 2002, by currency, as of June 30, 2001. (in thousands):

                                                Contract               Fair
                                                 Amount              Value at
                                                 (Local    Contract  June 30,
                                                Currency)   Amount  2001 (US$)
                                               ----------- -------- ----------
Japanese yen ("YEN") (contract to pay
 Yen/receive US$)............................. (YEN)82,100  US$708     $27

Contract amounts are representative of the expected payments to be made under these instruments through earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.

The following is a chart of the principal amounts of short-term investments, long-term investments, and restricted investments by expected maturity:

                                      Period ended June 30, 2001                 Fair
                                        Expected maturity date                  Value
                                   ---------------------------------           June 30,
                           2002     2003     2004     2005    2006    Total      2001
                         --------  ------- -------- -------- ------- --------  --------
Corporate bonds......... $102,349  $21,337      --       --      --  $123,686  $123,700
Commercial paper........   70,239      --       --       --      --    70,239    70,253
Certificates of
 deposit................    6,002      --       --       --      --     6,002     6,000
Federal agencies........   21,687      --       --       --      --    21,687    21,733
                         --------  ------- -------- -------- ------- --------  --------
  Total................. $200,277  $21,337      --       --      --  $221,614  $221,686
                         ========  ======= ======== ======== ======= ========  ========
    Weighted-average
     interest rate......     4.89%                                       4.89%
                         ========                                    ========

Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody's of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

Item 8. Financial Statements and Supplementary Data

See Part IV, Item 14 of this report.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the information regarding Directors and Executive Officers appearing under the captions "Election of Directors", "Management--Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 30, 2001, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information appearing under the caption "Compensation of Executive Officers" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 30, 2001, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 30, 2001, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information appearing under the caption "Transactions with Management and Directors" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 30, 2001, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements and Report of KPMG LLP, which are set forth in the Index to Consolidated Financial Statements at page F-1.

    (2) Financial Statement Schedule, which is set forth in the Index to Consolidated Financial Statements at F-1.

    (3) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement to Amend Agreement and Plan of Merger dated as of October 5,
         2000, by and among the Company, Silver Merger Sub Inc. and
         Software.com, Inc.
  2.2    Agreement and Plan of Merger dated as of August 8, 2000, by and among the Company, Silver Merger Sub Inc. and Software.com, Inc.
         (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated August 17, 2000).
  2.3    Agreement and Plan of Merger, dated as of February 13, 2000, by and among the Company, Onyx Acquisition Corp., Onebox.com, Inc. and
         Timothy Haley as agent of the former stockholders of Onebox.com, Inc.
         (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated May 15, 2000).
  2.4    Sale and Purchase Agreement dated February 8, 2000, by and among the
         Company, Paragon Software (Holdings) Limited and the several vendors named therein (incorporated by reference to Exhibit 2.1 to the
         Company's current report on Form 8-K dated March 17, 2000).
  2.5    Separation Agreement, dated August 1, 2000 by and among the Company,
         Phone.com (Newbury) Limited, Colin Calder and The Stanley Trustee
         Company Limited (incorporated by reference to Exhibit 2.4 to the
         Company's annual report on Form 10-K filed on August 31, 2000).
  2.6    Agreement and Plan of Merger and Reorganization, dated as of December
         21, 1999, by and among the Company, Mercedes Acquisition Corp.,
         AtMotion Inc. and Dixon R. Doll as agent of the former shareholders of
         AtMotion Inc. (incorporated by reference to Exhibit 2.1 to the
         Company's current report on Form 8-K dated February 24, 2000).
  2.7    Agreement dated October 11, 1999, between the Company and each of the shareholders of APiON (incorporated by reference to Exhibit 2.1 to the
         Company's current report on Form 8-K dated November 3, 1999).
  2.8    Supplemental Agreement dated October 26, 1999, between the Company and each of the shareholders of APiON (incorporated by reference to
         Exhibit 2.2 to the Company's current report on Form 8-K dated November
         3, 1999).
  3.1    Certificate of Incorporation of the Company, as amended.
  3.2    Amended and Restated Bylaws of the Company.
  4.1    Form of the Company's Common Stock Certificate, as amended.
  4.2    Rights Agreement dated August 8, 2000, by and between the Company and
         U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A,
         the form of Rights Certificates as Exhibit B, and the Summary of
         Rights as Exhibit C (incorporated by reference to Exhibit 1 to the
         Company's registration statement on Form 8-A(12)(B) filed on August
         17, 2000).

 Exhibit
  Number                                Description
 -------                                -----------
  10.1     Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on August 9, 2001).
  10.2     Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to
           Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on
           May 15, 2001).
  10.3     Openwave Systems Inc. 1995 Stock Plan (incorporated by reference to
           Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on
           May 15, 2001).
  10.4     Software.com, Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q/A filed on February 15,
           2001).
  10.5     Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement.
  10.6     1999 Directors' Stock Option Plan and form of stock option agreement.
  10.7*    Fourth Amended and Restated Investor Rights Agreement dated March
           12, 1999.
  10.8*    Voting Agreement dated January 23, 1998 and amendment thereto.
  10.9     Lease Agreement dated February 4, 2000 for offices at 1400 Seaport
           Boulevard in Pacific Shores Complex, Redwood City, California, by
           and between the Company and Pacific Shores Center LLC. (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on
           Form 10-Q filed on May 15, 2000).
  10.10    First Amendment to Lease Agreement dated June 17, 1999 for offices at 800 Chesapeake Drive, Redwood City, California, by and between the Company and Seaport Centre Associates, LLC. (incorporated by reference to Exhibit 10.18 of Registrant's annual report on Form 10-
           K filed on August 31, 2000).
  10.11    Lease Agreement dated January 21, 2000 for offices at 101 Saginaw and 595 Penobscot, Redwood City, California, by and between the
           Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.18 of Registant's annual report on Form 10-K filed on August 31, 2000).
  10.12    Lease Agreement dated March 10, 1998 for offices at 800 Chesapeake
           Drive, Redwood City, California, by and between the Company and
           Seaport Centre Associates, LLC (incorporated by reference to Exhibit
           10.8 of Registrant's Annual Report on Form 10-K filed on August 31,
           2000).
  10.13*+  OEM Master License Agreement dated December 2, 1996 by and between the Company and RSA Data Security.
  10.14*+  Software License and Support Agreement dated May 1, 1996 by and between the Company and AT&T Wireless Services, Inc.
  10.15*+  Client License Agreement dated January 1, 1999 by and between the
           Company and Matsushita Communication Industrial Co., Ltd.
  10.16    Form of Indemnity Agreement for Officers and Directors.
  10.17*   Form of Change of Control Severance Agreement between the Company and the Company's Named Executive Officers.
  10.18    Employment Agreement dated September 18, 2000 by and between the
           Company and Donald Listwin.
  10.19    Form of Restricted Stock Agreement by and between the Company and
           Donald Listwin (incorporated by reference to Exhibit 10.2 of the
           Company's quarterly report on Form 10-Q/A filed on February 15,
           2001).
  10.20    Form of Phone.com Stock Option Agreement for Donald Listwin
           (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q/A filed on February 15, 2001).

 Exhibit
 Number                                Description
 -------                               -----------
  10.21   Form of Software.com Stock Option Agreement for John MacFarlane
          (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q/A filed on February 15, 2001).
  10.22   Letter Amendment to Employment Agreement dated July 26, 2001 by and between the Company and Michael Mulica.
  10.23   Letter Amendment to Employment Agreement dated July 24, 2000 by and between the Company and Michael Mulica (incorporated by reference to
          Exhibit 10.20 to the Company's annual report on Form 10-K filed on
          August 31, 2000).
  10.24   Employment Agreement dated October 4, 1999 by and between the Company and Michael Mulica (incorporated by reference to Exhibit 10.19 to the
          Company's annual report on Form 10-K filed on August 31, 2000).
  10.25   Offer Letter dated December 19, 2000 by and between the Company and
          Allen Snyder.
  10.26   Offer Letter dated August 25, 2001 by and between the Company and
          Kevin Kennedy.
  10.27   Promissory Note dated August 6, 2001 by and between the Company and
          Michael Mulica.
  10.28   Promissory note dated August 20, 2001 by and between the Company and
          Alan Black.
  10.29   Promissory note dated September 27, 2001 by and between the Company and Kevin Kennedy.
  10.30*  Incentive Compensation Plan for Maurice Jeffery dated January 27,
          1999.
  10.31*  Incentive Compensation Plan for Malcolm Bird dated January 27, 1999.
  10.32*  Letter Agreement dated August 18, 1997 with Malcolm Bird.
  21      Subsidiaries of the Company.
  23.1    Report on Financial Statement Schedule and Consent of Independent
          Auditors.
  23.2    Report on Financial Statement Schedule and Consent of Independent
          Auditors.
  24.1    Power of Attorney (see page 37).

--------
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-75219).

+ Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in these exhibits.

  (b) Reports on Form 8-K

1. On June 11, the Company filed a current report on Form 8-K to report that Alain Rossman had resigned his position as Chairman of the Board of Directors and a member of the Board of Directors and that Donald Liswin had been elected Chairman of the Board of Directors.

2. On July 2, 2001, the Company filed a current report on Form 8-K to provide certain financial information required in connection with its acquisition of Avogadro, Inc.

3. On July 16, 2001, the Company filed a current report on Form 8-K to report that it had consummated its acquistion of Avogadro, Inc.

4. On August 2, 2001, the Company filed a current report on Form 8-K to report that it had offered its employees the ability to exchange options for new options under a stock option exchange program.

5. On September 12, 2001, the Company filed a current report on Form 8-K to report that it had extended the stock option exchange program offered to employees until September 17, 2001.

6. On September 17, 2001, the Company filed a current report on Form 8-K to report a stock repurchase program.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2001

                                          Openwave Systems Inc.

                                                      /s/ Alan Black
                                          By:__________________________________
                                                        Alan Black
                                             Senior Vice President, Corporate
                                                          Affairs
                                                and Chief Financial Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald Listwin and Alan Black, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ Donald Listwin            Chairman, President and       September 28, 2001
____________________________________  Chief Executive Officer
           Donald Listwin             (Principal Executive
                                      Officer)

         /s/ Alan Black              Senior Vice President,        September 28, 2001
____________________________________  Corporate Affairs, and
             Alan Black               Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

      /s/ John MacFarlane            Chief Technology Officer and  September 28, 2001
____________________________________  Director
          John MacFarlane

        /s/ Roger Evans              Director                      September 28, 2001
____________________________________
            Roger Evans

      /s/ Bernard Puckett            Director                      September 28, 2001
____________________________________
          Bernard Puckett

      /s/ Andrew Verhalen            Director                      September 28, 2001
____________________________________
          Andrew Verhalen

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                    SCHEDULE

                                                                          Page
                                                                          ----
Report of KPMG LLP, independent auditors.................................  F-2
Report of Ernst & Young LLP independent auditors'........................  F-3
Consolidated Balance Sheets as of June 30, 2001 and 2000.................  F-4
Consolidated Statements of Operations for the years ended June 30, 2001,
 2000 and 1999...........................................................  F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
 for the years ended June 30, 1999, 2000 and 2001........................  F-6
Consolidated Statements of Cash Flows for the years ended June 30, 2001,
 2000 and 1999...........................................................  F-9
Notes to Consolidated Financial Statements............................... F-11
Schedule II--Valuation and Qualifying Accounts...........................  S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Openwave Systems Inc.

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. (formerly Phone.com, Inc.) and subsidiaries (the Company), as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Software.com, Inc., for the year ended June 30, 1999, which statements reflect total revenues constituting 78% of the related consolidated totals for the year ended June 30, 1999. As discussed in Note 1, the Company merged with Software.com, Inc. in a business combination that was accounted for as a pooling-of-interests. Those separate financial statements prior to these restatement for the pooling-of-interests transaction with the Company were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Software.com, Inc. for the year ended June 30, 1999, is based solely on the report of the other auditors.


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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries, as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Mountain View, California
July 23, 2001, except as to Note 11, which is as of September 25, 2001

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders of Software.com, Inc.

We have audited Software.com, Inc. the supplemental consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1999 (not separately presented herein). The supplemental consolidated statements of operations, shareholders' equity (deficit) and cash flows give retroactive effect to the merger of Software.com, Inc. and AtMobile.com, Inc. (AtMobile) on April 11, 2000, which has been accounted for using the pooling-of-interests method as described in the notes to the supplemental consolidated financial statements. Our audit also included in the 1999 Software.com, Inc. financial statement schedule (note separately presented herein).These supplemental financial statements and schedule are the responsibility of the management of Software.com, Inc. Our responsibility is to express an opinion on these supplemental financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the supplemental financial statements of Software.com, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 1999, after giving retroactive effect to the merger of AtMobile, as described in the notes to the supplemental consolidated financial statements, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related supplemental financial statement schedule, when considered in relation to the basic supplemental financial statements taken as a whole presents fairly in all material respects the information set forth therein.
                                          /s/ Ernst & Young LLP

Woodland Hills, California
July 12, 2000

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                              June 30,
                                                       -----------------------
                                                          2001         2000
                                                       -----------  ----------
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents........................... $   161,987  $  120,585
  Short-term investments..............................     186,506     402,422
  Accounts receivable, net............................     153,701      77,385
  Prepaid and other current assets....................      14,364      11,499
                                                       -----------  ----------
    Total current assets..............................     516,558     611,891
Property and equipment, net...........................      98,582      34,824
Long-term and restricted cash and investments.........      41,873      20,700
Deposits and other assets.............................      11,774       5,880
Goodwill and other intangible assets, net.............   1,056,928   1,687,930
                                                       -----------  ----------
                                                       $ 1,725,715  $2,361,225
                                                       ===========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Current portions of capital lease obligations and
   long-term debt..................................... $     1,776  $    3,367
  Accounts payable....................................      20,600      14,176
  Accrued liabilities.................................      54,370      50,124
  Deferred revenue....................................      90,262      97,863
                                                       -----------  ----------
    Total current liabilities.........................     167,008     165,530
Capital lease obligations and long-term debt, less
 current portion......................................         754       3,319
                                                       -----------  ----------
    Total liabilities.................................     167,762     168,849
                                                       -----------  ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 1,000,000 and
   491,575 shares authorized as of June 30, 2001 and
   2000, respectively; 170,073 and 161,269 issued and
   outstanding as of June 30, 2001 and 2000,
   respectively.......................................         170         161
  Additional paid-in capital..........................   2,623,466   2,569,416
  Deferred stock-based compensation...................      (6,079)     (7,237)
  Accumulated other comprehensive loss................        (247)       (561)
  Notes receivable from stockholders..................        (684)       (724)
  Accumulated deficit.................................  (1,058,673)   (368,679)
                                                       -----------  ----------
    Total stockholders' equity........................   1,557,953   2,192,376
                                                       -----------  ----------
                                                       $ 1,725,715  $2,361,225
                                                       ===========  ==========


          See accompanying notes to consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Years ended June 30,
                                                -------------------------------
                                                   2001       2000       1999
                                                ----------  ---------  --------
Revenues:
  License.....................................  $  344,990  $  93,126  $ 32,076
  Maintenance and support services............      60,264     25,835    13,507
  Professional services.......................      60,004     27,447    14,800
                                                ----------  ---------  --------
    Total revenues............................     465,258    146,408    60,383
                                                ----------  ---------  --------
Cost of revenues:
  License.....................................      21,945      6,742     3,046
  Maintenance and support services............      28,875     14,889     5,797
  Professional services.......................      36,950     16,971     8,685
                                                ----------  ---------  --------
    Total cost of revenues....................      87,770     38,602    17,528
                                                ----------  ---------  --------
    Gross profit..............................     377,488    107,806    42,855
                                                ----------  ---------  --------
Operating expenses:
  Research and development....................     135,768     59,889    28,934
  Sales and marketing.........................     148,811     68,421    33,597
  General and administrative..................      59,320     24,061    12,099
  Stock-based compensation....................      10,223     10,184     2,236
  Amortization of goodwill and other
   intangible assets..........................     636,282    216,614       329
  In-process research and development.........         --      27,700     3,210
  Merger, acquisition and integration-related
   costs......................................      88,850     10,395       --
                                                ----------  ---------  --------
    Total operating expenses..................   1,079,254    417,264    80,405
                                                ----------  ---------  --------
    Operating loss............................    (701,766)  (309,458)  (37,550)
Interest and other, net.......................      24,760     23,220     2,829
                                                ----------  ---------  --------
    Loss before income taxes..................    (677,006)  (286,238)  (34,721)
Income taxes..................................     (12,988)    (2,019)   (2,316)
                                                ----------  ---------  --------
    Net loss..................................    (689,994)  (288,257)  (37,037)
Accretion on redeemable convertible preferred
 stock........................................         --         --       (403)
                                                ----------  ---------  --------
    Net loss attributable to common
     stockholders.............................  $ (689,994) $(288,257) $(37,440)
                                                ==========  =========  ========
Basic and diluted net loss per share
 attributable to common stockholders..........  $    (4.17) $   (2.06) $  (0.52)
                                                ==========  =========  ========
Shares used in computing basic and diluted net
 loss per share attributable to common
 stockholders.................................     165,426    139,921    71,514
                                                ==========  =========  ========

          See accompanying notes to consolidated financial statements.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                           Year ended June 30, 1999
                                (In thousands)

                    Convertible
                     preferred                                                       Accumulated     Notes
                       stock        Common stock   Additional   Deferred                other      receivable
                   --------------- ---------------  paid-in   stock-based  Treasury comprehensive     from     Accumulated
                   Shares   Amount Shares   Amount  capital   compensation  stock   income (loss) stockholders   deficit
                   -------  ------ -------  ------ ---------- ------------ -------- ------------- ------------ -----------
Balances as of
June 30, 1998....   38,755   $ 39   59,201   $ 59   $ 69,901    $(3,054)    $ --        $ --         $ (197)    $(51,424)
Repurchase of
common stock.....      --     --      (266)   --         --         --       (124)        --            124          --
Issuance of
common stock ....      --     --     3,103      3     14,700        --        124         --           (422)         --
Issuance of
convertible
preferred stock,
net of issuance
costs............    9,656      9      --     --      34,395        --        --          --            --           --
Issuance of
warrants.........      --     --       --     --          94        --        --          --            --           --
Conversion of
convertible
preferred stock
into common stock
in connection
with initial
public
offerings........  (45,109)   (45)  45,109     45        --         --        --          --            --           --
Issuance of
common stock in
initial public
offerings, net of
offering costs of
$8,774...........      --     --    17,253     18    134,558        --        --          --            --           --
Conversion of
redeemable
convertible
preferred stock..      --     --     5,437      5     13,835        --        --          --            --           --
Accretion of
redeemable
convertible
preferred stock
redemption
premium..........      --     --       --     --         --         --        --          --            --          (403)
Exercise of
warrants.........      --     --     1,213      1         (1)       --        --          --            --           --
Capital
contribution.....      --     --       --     --          12        --        --          --            --           --
Repayment of
notes receivable
from
stockholders.....      --     --       --     --         --         --        --          --             11          --
Deferred
compensation
related to stock
option grants....      --     --       --     --       1,313     (1,313)      --          --            --           --
Amortization of
deferred stock-
based
compensation.....      --     --       --     --         --       2,111       --          --            --           --
Nonemployee
stock-based
compensation.....      --     --       --     --         125        --        --          --            --           --
Comprehensive
loss:
 Net loss........      --     --       --     --         --         --        --          --            --       (37,037)
 Unrealized loss
 on marketable
 securities......      --     --       --     --         --         --        --           (6)          --           --
 Total
 comprehensive
 loss............
                   -------   ----  -------   ----   --------    -------     -----       -----        ------     --------
Balances as of
June 30, 1999....    3,302   $  3  131,050   $131   $268,932    $(2,256)    $ --        $  (6)       $ (484)    $(88,864)
                       Total
                   stockholders' Comprehensive
                      equity         loss
                   ------------- -------------
Balances as of
June 30, 1998....    $ 15,324
Repurchase of
common stock.....         --
Issuance of
common stock ....      14,405
Issuance of
convertible
preferred stock,
net of issuance
costs............      34,404
Issuance of
warrants.........          94
Conversion of
convertible
preferred stock
into common stock
in connection
with initial
public
offerings........         --
Issuance of
common stock in
initial public
offerings, net of
offering costs of
$8,774...........     134,576
Conversion of
redeemable
convertible
preferred stock..      13,840
Accretion of
redeemable
convertible
preferred stock
redemption
premium..........        (403)
Exercise of
warrants.........         --
Capital
contribution.....          12
Repayment of
notes receivable
from
stockholders.....          11
Deferred
compensation
related to stock
option grants....         --
Amortization of
deferred stock-
based
compensation.....       2,111
Nonemployee
stock-based
compensation.....         125
Comprehensive
loss:
 Net loss........     (37,037)     $(37,037)
 Unrealized loss
 on marketable
 securities......          (6)           (6)
                                 -------------
 Total
 comprehensive
 loss............                  $(37,043)
                   ------------- =============
Balances as of
June 30, 1999....    $177,456

         See accompanying notes to consolidated financial statements.

                    OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS--
                                  (CONTINUED)

                           Year ended June 30, 2000
                                (In thousands)

                     Convertible
                      preferred                                                       Accumulated     Notes
                        stock        Common stock   Additional   Deferred                other      receivable
                    --------------  ---------------  paid-in   stock-based  Treasury comprehensive     from     Accumulated
                    Shares  Amount  Shares   Amount  capital   compensation  stock   income (loss) stockholders   deficit
                    ------  ------  -------  ------ ---------- ------------ -------- ------------- ------------ -----------
Issuance of common
stock in secondary
public offering,
net of offering
costs of $20,345..     --   $ --      3,041   $  3  $  390,258   $   --      $ --        $ --         $ --       $     --
Issuance of common
stock and
assumption of
stock options and
notes receivable
from stockholders
in acquisitions...     --     --     15,549     16   1,870,043       --        --          --          (475)           --
Deferred stock
compensation
related to
acquisitions......     --     --         26    --        7,982    (7,982)      --          --           --             --
Issuance of
preferred stock...   2,319      2       --     --       21,173       --        --          --           --             --
Conversion of
preferred stock
into common stock
 ..................  (4,435)    (4)    4,435      4         --        --        --          --           --             --
Issuance of
warrants..........     --     --        --     --           94       --        --          --           --             --
Exercise of
warrants..........     --     --      1,271      1           2       --        --          --           --             --
Repayment of notes
receivable from
stockholders......     --     --        --     --          --        --        --          --           235            --
Issuance of common
stock.............     --     --      8,172      8      20,139       --        --          --           --             --
Deferred
compensation
related to stock
option grants.....     --     --        --     --        2,823    (2,823)      --          --           --             --
Amortization of
deferred stock-
based
compensation......     --     --        --     --          --      6,413       --          --           --             --
Non-employee stock
based
compensation......     --     --          3    --        3,771       --        --          --           --             --
Comprehensive
loss:
 Net loss.........     --     --        --     --          --        --        --          --           --        (288,257)
 Foreign currency
 translation
 adjustments......     --     --        --     --          --        --        --         (172)         --             --
 Unrealized loss
 on marketable
 securities.......     --     --        --     --          --        --        --         (383)         --             --
 Impact of
 conforming year
 end of
 Software.com.....  (1,186)    (1)   (2,278)    (2)   (15,801)      (589)      --          --           --           8,442
  Total
  comprehensive
  loss............
                    ------  -----   -------   ----  ----------   -------     -----       -----        -----      ---------
Balances as of
June 30, 2000.....     --   $ --    161,269   $161  $2,569,416   $(7,237)    $ --        $(561)       $(724)     $(368,679)
                        Total
                    stockholders' Comprehensive
                       equity         loss
                    ------------- -------------
Issuance of common
stock in secondary
public offering,
net of offering
costs of $20,345..   $  390,261
Issuance of common
stock and
assumption of
stock options and
notes receivable
from stockholders
in acquisitions...    1,869,584
Deferred stock
compensation
related to
acquisitions......          --
Issuance of
preferred stock...       21,175
Conversion of
preferred stock
into common stock
 ..................          --
Issuance of
warrants..........           94
Exercise of
warrants..........            3
Repayment of notes
receivable from
stockholders......          235
Issuance of common
stock.............       20,147
Deferred
compensation
related to stock
option grants.....          --
Amortization of
deferred stock-
based
compensation......        6,413
Non-employee stock
based
compensation......        3,771
Comprehensive
loss:
 Net loss.........     (288,257)    $(288,257)
 Foreign currency
 translation
 adjustments......         (172)         (172)
 Unrealized loss
 on marketable
 securities.......         (383)         (383)
 Impact of
 conforming year
 end of
 Software.com.....       (7,951)        8,442
                                  -------------
  Total
  comprehensive
  loss............                  $(280,370)
                    ------------- =============
Balances as of
June 30, 2000.....   $2,192,376

         See accompanying notes to consolidated financial statements.

                    OPENWAVE SYSTEMS, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS--
                                  (CONTINUED)

                           Year ended June 30, 2001
                                (In thousands)

                     Convertible
                      preferred                                                     Accumulated     Notes
                        stock      Common stock  Additional    Deferred                other      receivable
                    ------------- --------------  paid-in    stock-based  Treasury comprehensive     from     Accumulated
                    Shares Amount Shares  Amount  capital    compensation  stock       loss      stockholders   deficit
                    ------ ------ ------- ------ ----------  ------------ -------- ------------- ------------ -----------
 Issuance of
 common stock and
 assumption of
 stock option.....    --    $ --    8,604  $  9  $   46,785    $   --      $ --        $ --         $(367)    $       --
 Repayment of note
 receivable from
 stockholders.....    --      --      --    --          --         --        --          --           407             --
 Non employee
 stock-based
 compensation.....    --      --      --    --        1,983        --        --          --           --              --
 Stock-based
 compensation
 related to
 issuance of stock
 and stock option
 grants...........    --      --      200   --        7,830     (5,408)      --          --           --              --
 Amortization of
 stock-based
 compensation.....    --      --      --    --          --       6,566       --          --           --              --
 Acquisition
 consideration
 settled in cash..    --      --      --    --       (2,548)       --        --          --           --              --
 Comprehensive
 loss:
 Net loss.........    --      --      --    --          --         --        --                                  (689,994)
 Foreign currency
 translation
 adjustments......    --      --      --    --          --         --        --         (151)         --              --
 Unrealized gain
 on marketable
 securities.......    --      --      --    --          --         --        --          465          --              --
  Total
  comprehensive
  loss............    --      --      --    --          --         --        --          --           --              --
                     ---    ----  -------  ----  ----------    -------     -----       -----        -----     -----------
Balances as of
June 30, 2001.....    --    $ --  170,073  $170  $2,623,466    $(6,079)    $ --        $(247)       $(684)    $(1,058,673)
                     ===    ====  =======  ====  ==========    =======     =====       =====        =====     ===========
                        Total
                    stockholders' Comprehensive
                       equity         loss
                    ------------- -------------
 Issuance of
 common stock and
 assumption of
 stock option.....   $   46,427
 Repayment of note
 receivable from
 stockholders.....          407
 Non employee
 stock-based
 compensation.....        1,983
 Stock-based
 compensation
 related to
 issuance of stock
 and stock option
 grants...........        2,422
 Amortization of
 stock-based
 compensation.....        6,566
 Acquisition
 consideration
 settled in cash..       (2,548)
 Comprehensive
 loss:
 Net loss.........     (689,994)    $(689,994)
 Foreign currency
 translation
 adjustments......         (151)         (151)
 Unrealized gain
 on marketable
 securities.......          465           465
                                  -------------
  Total
  comprehensive
  loss............          --      $ 689,680)
                    ------------- =============
Balances as of
June 30, 2001.....   $1,557,953
                    =============

         See accompanying notes to consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years ended June 30,
                                                ------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  --------
Cash flows from operating activities:
  Net loss..................................... $(689,994) $(288,257) $(37,037)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization..............   657,161    225,425     3,922
    Amortization of deferred stock-based
     compensation..............................     6,566      6,413     2,111
    Employee stock-based compensation..........     2,422        --        --
    Nonemployee stock-based compensation.......     1,983      3,771       125
    Acquisition consideration settled in cash..    (2,548)       --        --
    Loss on sale of assets.....................     2,195         10        10
    Accrued interest on convertible notes......       --          26       --
    Write-down of non-marketable securities....     1,000        --        --
    Provision for doubtful accounts............     8,279      1,907       790
    In-process research and development........       --      27,700     3,210
    Changes in operating assets and
     liabilities:
      Accounts receivable......................   (84,595)   (41,832)  (32,219)
      Prepaid expenses and other assets........       237     (6,354)   (2,148)
      Accounts payable.........................     6,424     (2,423)    3,309
      Accrued liabilities......................    24,357     11,535     7,578
      Deferred revenue.........................   (10,795)    53,824    36,483
                                                ---------  ---------  --------
        Net cash used for operating
         activities............................   (77,308)    (8,255)  (13,866)
                                                ---------  ---------  --------
Cash flows from investing activities:
  Purchases of property and equipment, net.....   (87,488)   (28,374)   (5,839)
  Restricted cash and investments..............       --     (20,700)      --
  Investment in non-marketable equity
   securities..................................    (6,326)       --        --
  Purchases of short-term investments..........  (416,469)  (622,538)  (84,877)
  Proceeds from maturities of short-term
   investments.................................   633,014    255,988    47,129
  Acquisitions, net of cash acquired...........   (25,211)   (32,694)   (1,601)
  Purchases of long-term investments...........   (21,337)       --        --
  Other assets.................................       --        (386)     (190)
                                                ---------  ---------  --------
        Net cash provided by (used for)
         investing activities..................    76,183   (448,704)  (45,378)
                                                ---------  ---------  --------
Cash flows from financing activities:
  Net proceeds from issuance of convertible
   preferred stock.............................       --      15,783    29,979
  Net proceeds from issuance of common stock...    46,427    410,411   138,981
  Repayment of notes receivable from
   stockholders................................       407        235        11
  Repayments of note payable to bank, net......       --        (546)   (7,554)
  Proceeds from long-term debt.................       --       5,000     7,613
  Repayments of capital lease obligations and
   long-term debt..............................    (4,156)    (3,189)   (1,747)
                                                ---------  ---------  --------
        Net cash provided by financing
         activities............................    42,678    427,694   167,283
                                                ---------  ---------  --------


   See accompanying notes to supplemental consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                                 (In thousands)

                                                      Years ended June 30,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------  ----------  --------
Effect of exchange rate on cash and cash
 equivalents....................................  $   (151) $     (172) $    --
                                                  --------  ----------  --------
Effect of conforming fiscal year ends...........       --       23,044       --
                                                  --------  ----------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    41,402      (6,393)  108,039
Cash and cash equivalents at beginning of year..   120,585     126,978    18,939
                                                  --------  ----------  --------
Cash and cash equivalents at end of year........  $161,987  $  120,585  $126,978
                                                  ========  ==========  ========
Supplemental disclosures of cash flow
 information:
  Cash paid for income taxes....................  $ 10,770  $    2,019  $  2,316
                                                  ========  ==========  ========
  Cash paid for interest........................  $    993  $    1,033  $    985
                                                  ========  ==========  ========
Noncash investing and financing activities:
  Common stock issued to officers and employees
   for notes receivable.........................  $    367  $      475  $    422
                                                  ========  ==========  ========
  Repurchase of common stock in settlement of
   notes receivable from stockholders...........  $    --   $      --   $    124
                                                  ========  ==========  ========
  Deferred stock-based compensation.............  $  5,408  $   10,805  $  1,313
                                                  ========  ==========  ========
  Conversion of convertible preferred stock into
   common stock.................................  $    --   $        4  $     45
                                                  ========  ==========  ========
  Conversion of notes payable and accrued
   interest into preferred stock................  $    --   $    5,392  $  4,426
                                                  ========  ==========  ========
  Warrants issued in connection with borrowing
   agreements...................................  $    --   $       94  $     94
                                                  ========  ==========  ========
  Deferred purchase price liabilities...........  $    --   $   20,788  $    --
                                                  ========  ==========  ========
  Common stock issued and options assumed in
   acquisitions.................................  $    --   $1,870,059  $ 10,000
                                                  ========  ==========  ========
  Accretion of redeemable convertible preferred
   stock........................................  $    --   $      --   $    403
                                                  ========  ==========  ========
  Warrants received for revenue deferred........  $  2,324  $      --   $    --
                                                  ========  ==========  ========


   See accompanying notes to supplemental consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2001, 2000, and 1999

(1) Organization and Significant Accounting Policies

 (a) Organization and Basis of Consolidation

Openwave Systems Inc., (formerly Phone.com, Inc.) (the Company), was incorporated in Delaware in 1994 to develop and market software that enables the delivery of Internet-based services to mass-market wireless telephones.

On November 17, 2000, a subsidiary of the Company merged with and into Software.com, Inc. (Software.com). The Company concurrently changed its name to Openwave Systems Inc. This merger was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial positions and operations of the Company and Software.com for all dates and periods presented (see Note 2).

In April 2000, Software.com merged with and into AtMobile, Inc. (AtMobile). In April 1999, a subsidiary of Software.com merged with and into Mobility.Net, Inc. (Mobility.Net). These mergers were accounted for as pooling-of-interests. Accordingly, the financial information presented reflects the combined financial positions and operations of the Company, Software.com, AtMobile, and Mobility.Net for all dates and periods presented (see Note 2).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (b) Revenue Recognition

The Company's primary revenue categories consist of applications, including email and unified messaging products; infrastructure software, including Mobile Access Gateway and Mobile Browser; and customer services, including maintenance and support services and professional services. The Company licenses and provides new version coverage for applications and infrastructure products primarily to communication service providers through its direct sales force and indirectly through its channel partners. The Company's license agreements for such products do not provide for a right of return. Applications and infrastructure products are licensed either under a perpetual license model or under a monthly or quarterly time-based license model.

Cost of license revenues consist primarily of third-party license and support fees. Cost of maintenance and support services revenues consist of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers. Cost of professional services revenues consist of compensation and independent consultant costs for personnel engaged in the professional services operations and related overhead costs.

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) Persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

  Persuasive evidence of an arrangement exists. It is the Company's customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard license arrangement, prior to recognizing revenue on an arrangement.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

  Delivery has occurred. The Company's software may be either physically or electronically delivered to its customer. Delivery is deemed to have occurred upon the earlier of notification by customer of acceptance or commercial launch of the software product by the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred.

  The vendor's fee is fixed or determinable. The fee the Company's communication service provider customers pay for its products is negotiated at the outset of an arrangement, and is generally based on the specific volume of customer activations. The Company's license fees are not a function of variable-pricing mechanisms such as the expected number of users in an arrangement. The Company's customary payment terms are such that a minimum of 80% of the arrangement fee is due within one year or less. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

  Collectibility is Probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's credit review process, revenue is recognized on a cash-collected basis.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the new version coverage, maintenance and support services and professional services components of its perpetual license products. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from new version coverage, maintenance and support services is recognized ratably over their respective terms, usually one year new version coverage is included in license revenues. The Company recognizes revenue from time-based licenses over the term of the license period.

Certain of the Company's licenses include unspecified additional products. Revenue from contracts with unspecified additional products is recognized ratably over the contract term. The Company recognizes revenue from licenses that include unspecified additional software products and sold with extended payment terms that are not considered to be fixed and determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee.


For arrangements under which licenses are purchased under a perpetual license model and maintenance and support fees are due on an as-deployed basis, but fees are not considered fixed and determinable, license fees are recognized quarterly as incremental subscribers are activated to use the services that are based on the Company's products. For similar arrangements under which fees are considered fixed and determinable, the Company recognizes the residual license amount after deferral of the fair value of maintenance and support for the expected deployment period.

The Company licenses its Mobile Browser software to wireless device manufacturers through its direct sales force. The Company recognizes revenues from Mobile Browser arrangements ratably over the period during which the services are performed, generally one year. The Company provides its wireless device manufacturer customers with support associated with their efforts to port its Mobile Browser software to their wireless devices, to correct software errors and to make available new releases.

The Company provides integration services relating to the deployment of products. The Company's professional services generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers typically purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed.

 (c) Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase with an investment rating by Moody's of A1 or higher and Standard & Poors of P-1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC.

The Company classifies its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized. The Company uses the specific-identification method in determining cost in calculating realized gains and losses. The Company invests in short-term and long-term investments with an investment rating by Moody's of A1 or higher and Standard & Poors of P-1 or higher and a maturity of no greater than two years. Short-term investments have maturities of less than one year but longer than 90 days. Investments with remaining maturities greater than one year and less than two years, are classified as long-term investments. The objective of the Company's policy is to protect the value of its fixed income investment portfolio while minimizing principal risk.

 (d) Financial Instruments and Concentration of Credit Risk

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximates fair value due to the short-term nature of these financial instruments. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The carrying values of debt outstanding as of June 30, 2001 and 2000 approximate their fair values. The fair value of available for sale debt securities are based on quoted market prices at the reporting date for those or similar investments.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

The Company sells its products and services principally to leading communication service providers and prominent wireless device manufacturers. Credit risk is concentrated in North America, Europe and Japan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains allowances for estimated credit losses based on management's assessment of the likelihood of collection.

 (e) Account Receivable, net

Accounts receivable is recorded net of allowance for doubtful accounts totaling $10.5 million and $2.2 million as of June 30, 2001 and 2000, respectively.

 (f) Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to twelve years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

 (g) Capitalized License Fees

The Company routinely enters into software license agreements which allow the Company to integrate third-party software into its products up to a specified number of users. These licenses are amortized to cost of goods sold as the third-party software products are sold up to a maximum period of 36 months, which is generally considered to be the maximum useful life of the software purchased.

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

 (i) Goodwill

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of net tangible assets and identified intangible assets acquired. The Company regularly performs reviews to determine if the carrying value of goodwill is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the goodwill cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired goodwill. The fair value

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

 (j) Research and Development

Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's software has been available for general release concurrent with or immediately following the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

 (k) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (l) Income Taxes

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

 (m) Accounting for Stock-Based Compensation

The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28 (FIN 28).

The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. The Company uses the Black-Scholes Option Pricing model to value options and warrants granted to non-employees.

 (n) Foreign Currency Transactions

For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year end exchange rates, and statements of operations are translated at the monthly average rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included as a component of accumulated other comprehensive income (loss).

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year end exchange rates as appropriate and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the monthly average rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net, and to date, have not been material.

 (o) Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, unrealized gains (losses) on marketable securities, and foreign currency translation adjustments. Tax effects of other comprehensive income (loss) have not been material.

Comprehensive income (loss) is comprised of:

                                                             June 30,
                                                       ----------------------
                                                          2001        2000
                                                       -----------  ---------
     Accumulated deficit.............................. $(1,058,673) $(368,679)
     Accumulated foreign currency translation
      adjustment......................................        (323)      (172)
     Accumulated unrealized gain (loss) on marketable
      securities......................................          76       (389)
                                                       -----------  ---------
                                                       $(1,058,920) $(369,240)
                                                       ===========  =========

 (p) Net Loss Attributable to Common Stockholders Per Share

Basic and diluted net loss attributable to common stockholders per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. The following potential shares of common stock have been excluded from the computation of diluted net loss attributable to common stockholders per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                                June 30,
                                                          --------------------
                                                           2001   2000   1999
                                                          ------ ------ ------
Shares issuable under stock options...................... 35,386 28,503 24,649
Shares of restricted stock subject to repurchase.........    270    766    706
Shares issuable pursuant to warrants to purchase
 common stock............................................    237    242    355
Shares of convertible preferred stock on "as if
 converted" basis........................................    --     --   3,302

The weighted-average exercise price of stock options outstanding was $42.10, $28.89 and $4.11, as of June 30, 2001, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock was $0.36, $0.48 and $0.30, as of June 30, 2001, 2000 and 1999, respectively. The weighted-average exercise price of warrants was $2.38, $2.69 and $2.26, as of June 30, 2001, 2000 and 1999, respectively. In June 1999, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering (IPO) (see Note 5(a)). Also in June 1999, all outstanding shares of Software.com's convertible preferred stock were automatically converted into Software.com common stock upon completion of Software.com's IPO (see Note 5(a)). In April 2000, all outstanding shares of AtMobile convertible preferred stock were converted into Software.com common stock upon completion of the merger of Software.com and AtMobile (see Note 2).

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 (q) Derivative Instruments and Hedging Activities

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. The cumulative transition adjustment upon adoption was insignificant. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

The Company operates internationally and thus is exposed to potentially adverse movements in foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. The Company adjusts these instruments to fair value through earnings in the period of change in their fair value. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

 (r) Recent Accounting Pronouncements

The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. (SAB 101) as amended by SAB 101A and 101B was adopted, on June 30, 2001 retroactive to July 1, 2000, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed the Securities and Exchange Commission (SEC). The adoption of SAB 101 did not have a material impact on its consolidated financial position or results of operations. SAB 101 outlines the basic criteria that must be met to recognize revenues and provides guidance for disclosure related to revenue recognition policies.

In late July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations (SFAS No. 141) and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

For business combinations completed prior to July 1, 2001 and accounted for by the purchase method, SFAS No. 141 provides that intangible assets that do not meet the separate identifiable intangible asset criteria prescribed by this pronouncement (e.g., assembled workforce, among others) be reclassified to goodwill as of the date of adoption. Conversely, if a portion of the purchase price had been assigned to an intangible asset that meets the criteria for recognition apart from goodwill and that intangible asset is classified as part of goodwill for financial reporting purposes, the carrying amount of that intangible asset must be reclassified and reported separately from goodwill as of the date of adoption (July 1, 2002).

SFAS No. 142 requires that goodwill should not be amortized but should be tested for impairment at the "reporting unit level" (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an "operating segment," as defined by SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. The Company's identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the "estimated fair value" of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If the Company determines that goodwill is impaired, the Company must compare the "implied fair value" of the goodwill to its carrying amount to determine if there is an impairment loss. The "implied fair value" is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective for the Company beginning on July 1, 2002. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the provisions of SFAS No. 142.

As of June 30, 2001, the Company currently has recorded net goodwill of $1.1 billion. Under the current accounting, the Company is expected to have amortization expense of approximately $630 million in the next fiscal year.

The Company is currently evaluating the impact the adoption of these pronouncements may have on its financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to the Company's expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

(2) Business Combinations

 (a) Poolings of Interests

 Software.com

On November 17, 2000, the Company merged with Software.com in a transaction that was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented. Software.com was incorporated in October 1994. Software.com is an application service provider for wireless carriers and Internet content providers in search of a technology gateway that links and integrates Web-based content, commerce and applications with current and future generations of wireless devices. The Company issued 94,506,060 shares of its common stock in exchange for all of the issued and outstanding common stock of Software.com. The Company also reserved 12,520,161 shares for issuance in connection with the assumption of Software.com's outstanding options, and employee stock purchase plans. In connection with the merger, the Company and Software.com have incurred approximately $88.9 million in merger and integration expenses during the year ended June 30, 2001.

Prior to the combination, Software.com's fiscal year ended on December 31. As of the merger date, Software.com changed its fiscal year to June 30 to conform to the Company's fiscal year end. In recording the pooling-of-interests combination, Software.com's financial statements for the twelve months ended December 31, 1999 were combined with the Company's financial statement for the twelve months ended June 30, 1999. Software.com's financial statements for the twelve months ended June 30, 2000 were combined with the Company's financial statements for the twelve months ended June 30, 2000. Software.com's unaudited results of operations for the six months ended December 31, 1999 included revenues of $29.0 million, expenses of $37.2 million and net loss of $8.2 million. An adjustment has been made to stockholders' equity as of June 30, 2000, to eliminate the effect of including Software.com's unaudited results of operations for the six months ended December 31, 1999, in both the year ended June 30, 1999 and 2000.

Adjustments to conform Software.com's method of accounting for the amortization of stock-based compensation from the straight-line method to the method described in FIN 28 with that of the Company increased net loss for the years ended June 30, 2000 and 1999, by approximately $340,000 and $556,000, respectively. Intercompany revenues and costs of revenues totaling $921,000 and $354,000, respectively, have been eliminated in the consolidated financial statements for the year ended June 30, 2000. There were no intercompany transactions in the other periods presented. In addition, intercompany balances of accounts receivable, prepaid expenses and other current assets, deposits and other assets, and accounts payable have been eliminated as of June 30, 2000 and 1999.

 AtMobile

On April 11, 2000, Software.com completed its merger with AtMobile, (formerly Global Mobility Systems) in a transaction accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and AtMobile for all dates and periods presented. AtMobile was incorporated on August 16, 1996. AtMobile develops mass market Internet service applications that integrate both current and future generations of digital wireless phones with the Internet. Software.com issued 6,039,375 shares of its common stock in exchange for all of the issued and outstanding common stock of AtMobile as well as in exchange for all outstanding options and warrants to purchase AtMobile common stock. There were no conforming adjustments or intercompany eliminations required in the AtMobile merger.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 Mobility.Net

In April 1999, Software.com completed its merger with Mobility.Net, a company that offered products for Web messaging using a Java-based technology platform that complemented Software.com's product offerings. Software.com issued 2,543,000 shares of its common stock in exchange for all of the outstanding shares of Mobility.Net. The Mobility.Net merger was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Mobility.Net for all dates and periods presented. There were no conforming adjustments or intercompany eliminations required in the Mobility.Net merger.

 Separate Operating Results

Separate operating results of the combined entities prior to their date of combination for the years ended June 30, 2001, 2000 and 1999, are shown below (in thousands). The operating results of Mobility.net were not significant, and have been included in the operating results of Software.com.

                                                     Years ended June 30,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  --------
Revenues:
  Openwave...................................... $ 393,366  $  68,727  $ 13,442
  Software.com..................................    71,892     75,803    44,638
  AtMobile......................................       --       1,878     2,303
                                                 ---------  ---------  --------
    Combined.................................... $ 465,258  $ 146,408  $ 60,383
                                                 =========  =========  ========
Net loss:
  Openwave...................................... $(655,276) $(264,788) $(20,763)
  Software.com..................................   (34,718)   (18,278)  (11,492)
  AtMobile......................................       --      (5,191)   (5,185)
                                                 ---------  ---------  --------
    Combined.................................... $(689,994) $(288,257) $(37,440)
                                                 =========  =========  ========

 (b) Purchase Acquisitions

The Company has completed the following business combinations, which were accounted for as purchase acquisitions. The operating results of each acquired entity have been included in the consolidated statements of operations since the respective acquisition date.

In June 2000, Software.com completed its acquisition of bCandid Corporation (bCandid), a company based in Massachusetts. bCandid is a provider of carrier-class discussion server infrastructure software to service providers worldwide. The acquired intangible assets are being amortized on a straight-line basis over a period of two to four years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

On June 14, 2000, the Company acquired all of the outstanding common stock of MyAble, a company based in Palo Alto, California. MyAble is a provider of hosted personalization services for wireline and wireless web technologies. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

On May 4, 2000, the Company acquired all of the outstanding common stock of Velos 2 S.r.l. (Velos), a company based in Milan, Italy. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On April 14, 2000, the Company acquired all of the outstanding common and preferred stock of Onebox.com, Inc. (Onebox), a company based in San Mateo, California. Onebox is a communications application service provider offering users unified e-mail, voicemail, facsimile, and wireless-enabled communication applications. The acquired intangible assets are being amortized on a straight-line basis over a period of three years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

On March 4, 2000, the Company acquired all of the outstanding common and convertible preferred stock of Paragon Software (Holdings) Limited (Paragon), a company incorporated in England and Wales. Paragon is a provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. The acquired intangible assets are being amortized on a straight-line basis over a period of three years, except for the in-process research and development, which was expensed on the acquisition date.

On February 8, 2000, the Company acquired all of the outstanding common and redeemable convertible preferred stock of AtMotion, Inc. (AtMotion), a company based in Redwood City, California. AtMotion is a provider of Voice Portal technology. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On October 27, 1999, the Company acquired substantially all of the assets of Angelica Wireless ApS (Angelica), including all software technology, intellectual property and certain customer agreements, and excluding the assumption of liabilities. Angelica is a developer of WAP software products complementary to the Company's MyPhone application suite software and is based in Copenhagen, Denmark. Goodwill is being amortized on a straight-line basis over a period of three years. The Company recorded deferred stock-based compensation in the amount of $1.7 million, which is being amortized on an accelerated basis over the vesting period of three years, consistent with the method described in FIN 28.

On October 26, 1999, the Company completed its acquisition of APiON Telecom Limited (APiON), a company based in Belfast, Northern Ireland. In addition, the Company also agreed to issue cash and common stock with an aggregate value of up to approximately $14.1 million to the then current and former employees of APiON. APiON is a provider of WAP software products to GSM network operators in Europe and had expertise in GSM Intelligent Networks, wireless data and WAP technology. Former employees of APiON received consideration totaling approximately $2.2 million in cash upon the closing of the acquisition and an additional $2.6 million at the one-year anniversary of the acquisition, with the remaining $1.7 million payable in cash or common stock of the Company on the second anniversary of the closing of the acquisition of APiON subject to forfeiture upon the occurrence of certain events. Current employees of APiON received approximately $2.5 million in cash upon the closing of the acquisition with the remaining $5.1 million payable in cash or common stock of the Company on each of the first two anniversaries of the closing of the acquisition of APiON contingent upon continued employment. The first payment to current and former employees of APiON was made in cash on the first anniversary of the closing of the acquisition. Should the Company elect to issue common stock for future payments to current and former employees of APiON, the actual number of shares to be issued will depend upon the fair value of the common stock on the distribution date.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

Common stock issued to former shareholders and cash paid to current and former employees of APiON at the closing of the acquisition was included in the purchase price. Cash or common stock paid or to be paid to former employees of APiON will be recorded as additional goodwill and will be amortized over the remaining useful life of the goodwill. Common stock potentially issuable in the future to current employees of APiON has been recorded as deferred stock-based compensation.

The acquired intangible assets are being amortized on a straight-line basis over a period of three years with the exception of the in-process research and development, which was expensed on the acquisition date. In connection with the acquisition, the Company recorded deferred stock-based compensation in the amount of approximately $5.1 million, which is being amortized on an accelerated basis over the vesting period of two years, consistent with the method described in FIN 28.

On October 20, 1999, Software.com acquired all of the outstanding stock of Telarc, Inc. (Telarc), a New York based corporation, which provides carrier-scale Short Messaging Service (SMS) technologies that complement Software.com's product offerings. The acquired intangible assets are being amortized on a straight-line basis over their estimated economic useful lives of three to five years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

In addition, in conjunction with the acquisition of Telarc, Software.com entered into an employment agreement with an executive of Telarc under which the executive will receive a total of $3.5 million in cash in 10 equal quarterly installments beginning March 2000.

For each acquisition, the Company or Software.com determined the allocation between developed and in-process research and development. This allocation was based on whether technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86 sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the "working model" stage, which is generally when a product is classified as a beta version release. As of the respective dates of the acquisitions of bCandid, Onebox, Paragon, APiON, and Telarc discussed above, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

The total purchase price of each purchase acquisition was allocated as follows (in thousands):

                                                    Allocated Purchase Price Components
                         -----------------------------------------------------------------------------------------
                                                                                                     Net Tangible
                                                                                          Deferred      Assets
                         Purchase          In-Process Developed  Noncompete    Other    Stock Based  (Liabilities)
                          Price   Goodwill    R&D     Technology Agreements Intangibles Compensation   Acquired
                         -------- -------- ---------- ---------- ---------- ----------- ------------ -------------
bCandid................. $ 68,700 $ 59,200  $ 2,000    $ 6,700     $  300     $1,000       $  --       $   (500)
MyAble..................   18,400   18,400      --         --         --         --           --            --
Velos...................    2,000      800      --         --         --         --         1,200           --
Onebox..................  815,000  792,000    4,300     14,700      4,800        600          --         (1,400)
Paragon.................  472,800  454,400   18,100      7,200      2,300      1,000          --        (10,200)
AtMotion................  286,700  243,300      --      42,500        --         700          --            200
Angelica................    3,700    2,000      --         --         --         --         1,700           --
APiON...................  257,100  247,700      100        200        --       1,700        5,100         2,300
Telarc..................   11,600    2,300    3,200      5,700        --         100          --            300

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

For each acquisition accounted for as a purchase, the Company paid the following (in thousands):

                                                 Purchase Price
                                 -----------------------------------------------
                                                 Assumption of
                                  Common Stock   Stock Options
                                 --------------- --------------
                                 Shares  Amount  Shares  Amount  Cash    Total
                                 ------ -------- ------- ------ ------- --------
bCandid......................... 1,074  $ 68,700     --  $  --  $   --  $ 68,700
MyAble..........................   194    16,400  23,112  1,900     100   18,400
Velos...........................    18     1,750     --     --      250    2,000
Onebox.......................... 6,208   766,591 261,549 31,200  17,209  815,000
Paragon......................... 3,051   401,700 397,672 52,000  19,100  472,800
AtMotion........................ 2,280   277,200  67,825  8,000   1,500  286,700
Angelica........................    16     1,700     --     --    2,000    3,700
APiON........................... 2,393   240,900     --     --   16,200  257,100
Telarc..........................   341    10,000     --     --    1,600   11,600

The options assumed in the above acquisitions were valued using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 1.1 years; 0% dividend yield; 80% volatility and risk free interest rate of 6.0%.

The following table shows unaudited pro forma revenue, net loss and basic and diluted net loss per share of the Company, including the results of bCandid, MyAble, Velos, Onebox, Paragon, AtMotion, Angelica, APiON, and Telarc as if each company had been acquired as of July 1, 1998 (in thousands, except per share data):

                                                           Years ended June
                                                                  30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Revenue.................................................. $ 153,086  $  67,214
                                                          =========  =========
Net loss................................................. $(767,330) $(720,731)
                                                          =========  =========
Basic and diluted net loss per share..................... $   (5.07) $   (8.70)
                                                          =========  =========
Shares used in pro forma per share computation...........   151,211     82,804
                                                          =========  =========

In computing the pro forma net loss, the charges taken for in-process research and development have been excluded from the calculations. The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(3) Balance Sheet Components

 (a) Cash, Cash Equivalents, and Short-Term Investments

The following summarizes the Company's cash, cash equivalents, and short-term investments (in thousands):

                                                                 June 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Cash and cash equivalents:
     Cash................................................... $ 66,330  $ 11,415
     Money market funds.....................................   70,626    56,966
     Commercial paper.......................................   31,724    70,898
     Less restricted cash equivalents.......................   (6,693) (18,694)
                                                             --------  --------
                                                             $161,987  $120,585
                                                             ========  ========

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                                                  June 30, 2001
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                               unrealized unrealized   fair
                                       Cost      gains      losses     value
                                     --------  ---------- ---------- ---------
   Short term investments
   Corporate bonds.................. $102,349    $ 197      $ (15)   $102,527
   Commercial paper.................   70,239       16         (2)     70,253
   Certificates of deposit..........    6,002      --          (2)      6,000
   U.S. Treasury securities and
    obligations of U.S.
    government agencies.............   21,687       46        --       21,733
   Less restricted investments......  (14,007)     --         --      (14,007)
                                     --------    -----      -----    --------
                                     $186,270    $ 259      $ (19)   $186,506
                                     ========    =====      =====    ========
                                                  June 30, 2000
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                               unrealized unrealized   fair
                                       Cost      gains      losses     value
                                     --------  ---------- ---------- ---------
   Short term investments
   Corporate bonds.................. $126,917    $ --       $(251)   $126,666
   Commercial paper.................  157,579       20        (57)    157,542
   Certificate of deposit...........   72,826       22        --       72,848
   U.S. Treasury securities and
    obligations of U.S.
    government agencies.............   47,492      --         (97)     47,395
   Less restricted investments......   (2,006)     --         (23)     (2,029)
                                     --------    -----      -----    --------
                                     $402,808    $  42      $(428)   $402,422
                                     ========    =====      =====    ========

 (b) Long-term investments and restricted cash and investments

The following summarizes the Company's long-term investments and restricted cash and investments:

                                                     June 30, 2001
                                        ---------------------------------------
                                                  Gross      Gross    Estimated
                                                unrealized unrealized   fair
                                         Cost     gains      losses     value
                                        ------- ---------- ---------- ---------
   Unrestricted corporate bonds
    (matures in year ended
    June 30, 2003)..................... $21,337   $ --       $(164)    $21,173
   Restricted cash and investments.....  20,700     --         --       20,700
                                        -------   -----      -----     -------
                                        $42,037   $ --       $(164)    $41,873
                                        =======   =====      =====     =======
                                                     June 30, 2000
                                        ---------------------------------------
                                                  Gross      Gross    Estimated
                                                unrealized unrealized   fair
                                         Cost     gains      losses     value
                                        ------- ---------- ---------- ---------
   Restricted cash and investments..... $20,700   $ --       $ --      $20,700
                                        =======   =====      =====     =======

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 (c) Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                                   June 30,
                                                               ----------------
                                                                 2001    2000
                                                               -------- -------
Computer equipment and software............................... $ 75,696 $39,286
Furniture and equipment.......................................   17,603   7,320
Leasehold improvements........................................   40,866   3,955
                                                               -------- -------
                                                                134,165  50,561
Less accumulated depreciation and amortization................   35,583  15,737
                                                               -------- -------
                                                               $ 98,582 $34,824
                                                               ======== =======

Equipment acquired under capital leases aggregated $1.2 million and $4.0 million as of June 30, 2001 and 2000, respectively. Accumulated amortization on the equipment acquired under capital leases aggregated $766,000 and $1.1 million as of June 30, 2001 and 2000, respectively.

 (d) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

                                                                June 30,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
Goodwill................................................. $1,820,360 $1,815,080
Developed and core technology............................     77,052     77,052
Noncompete agreements....................................      7,400      7,400
Assembled workforce......................................      4,480      4,480
Customer relationships...................................        600        600
                                                          ---------- ----------
                                                           1,909,892  1,904,612
Less accumulated amortization............................    852,964    216,682
                                                          ---------- ----------
                                                          $1,056,928 $1,687,930
                                                          ========== ==========

Goodwill and the cost of identified intangible assets are amortized on a straight line basis over 3 to 5 years.

 (e) Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

                                                                   June 30,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
Accrued salaries, benefits and commissions..................... $26,302 $10,605
Acquisition-related liabilities................................     677  20,788
Other accrued liabilities......................................  27,391  18,731
                                                                ------- -------
                                                                $54,370 $50,124
                                                                ======= =======

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

(4) Debt

As of June 30, 2001 and 2000, the Company had promissory notes assumed in connection with the acquisitions, in the amounts of approximately $1,065,000 and 1,426,000, respectively. The notes are secured by Senior Loan and Security Agreements and bear interest at a rate between 10% and 17% per annum. The principal amounts due on the notes for the years-ended June 30, 2002 and 2003 will be $511,000 and $554,000, respectively.

In January 2000, AtMobile issued convertible promissory notes for bridge financing aggregating $500,000. On February 18, 2000, these promissory notes were converted into 30,048 shares of AtMobile Series D preferred stock (see
Note 5).
(5) Stockholders' Equity

 (a) Initial Public Offerings

On June 11, 1999, the Company completed an IPO of 9,200,000 shares of its common stock at a price of $8.00 per share and received net proceeds of approximately $66.8 million. At the IPO date, all 40,348,000 outstanding shares of the Company's convertible preferred stock were automatically converted into common stock on a one-for-one basis.

On June 29, 1999, Software.com completed an IPO of 8,052,500 shares of its common stock at a price of $9.31 per share and received net proceeds of approximately $67.8 million. At the IPO date, all 10,198,000 outstanding shares of Software.com convertible preferred stock were automatically converted into Software.com common stock on a one-for-one basis.

Prior to the conversion of all outstanding Software.com convertible preferred stock into Software.com common stock upon completion of Software.com's IPO, the Series A Software.com preferred stock redemption price included a redemption premium of 10% per year compounded annually. Accordingly, the initial fair value of the Software.com Series A preferred stock was increased by periodic accretions, using the interest method, so that the carrying amount would equal the mandatory redemption amount at the redemption date. For the year ended June 30, 1999, such periodic accretions totaled $403,000, and are reflected as charges against accumulated deficit for each year.

 (b) Secondary Offering

On November 16, 1999, the Company completed a secondary offering of 3,041,500 shares of its common stock at a price of $135.00 per share and received net proceeds of approximately $390.3 million.

 (c) Stock Splits

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

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 (d) Stockholder Rights Agreement

On August 8, 2000, the Company has entered into a rights agreement that entitles each holder of the Company common stock to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $500 per one one-thousandth of a share, subject to adjustment. Ten business days after a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, and except pursuant to an offer for all outstanding shares of the Company common stock which the independent directors of the Company determine to be fair and in the best interests of the Company, each holder of a right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock will thereafter have the right to receive, upon exercise of the right, shares of the Company common stock having a value equal to two times the exercise price of the right.

At any time until the tenth business day after a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company common stock, the Company may redeem the rights in whole, but not in part, at a price of $0.001 per right. This rights agreement will terminate on August 18, 2008, unless such date is extended or the rights are redeemed by the Company prior to such date.

This rights agreement may have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company in a manner which causes the rights to become discount rights unless the offer is conditional upon a substantial number of rights being acquired.

 (e) AtMobile Convertible Preferred Stock

In connection with Software.com's merger with AtMobile in April 2000 (see Note 2(a)), all shares of convertible preferred stock previously issued by AtMobile were converted into common shares of Software.com upon closing of the transaction. The following table summarizes the historical issuances of AtMobile convertible preferred stock. Each share of AtMobile preferred stock was convertible into one share of AtMobile common stock.

                                                                     Conversion
                                                                      of notes
                                                                     payable and
                                               Aggregate     Net       accrued
Date Issued                             Series  shares    proceeds    interest
-----------                             ------ --------- ----------- -----------
September 1997.........................    A   1,182,117 $ 5,145,000 $      --
June 1999..............................    B     932,835         --   4,076,000
August and November 1999...............    C   1,073,060   3,295,000        --
August 1999............................    C     113,123         --     350,000
February 2000..........................    D   1,132,707  12,504,000  5,026,000
                                               --------- ----------- ----------
                                               4,433,842 $20,944,000 $9,452,000
                                               ========= =========== ==========

During June 1999, in connection with the issuance of the Series B AtMobile preferred stock, the board of directors of AtMobile declared a 2.19769223-to-1 stock split on the Series A AtMobile preferred stock. The effect of the split was to increase the number of authorized, issued and outstanding shares of Series A AtMobile preferred stock. The number of shares issued and outstanding has been retroactively adjusted to reflect these changes.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 (f) Non-employee Equity Transactions

The Company has issued the following warrants to purchase its common stock:

Fiscal                                                                                  Fair
 Year   Number  Exercise                                                                Value
  of      of    Price per                                                              Assump-
Grant   Shares    Share         Date Exercisable       Fair Value       Purpose         tions         Recorded as
------  ------- --------- ---------------------------- ---------- -------------------- ------- --------------------------
 1999   122,308  $ 0.11   On milestones from Jun. 1999 $2,500,000 Nonemployee services    B        Operating expense
 2000    32,806  $ 4.37            July 1999           $   94,000    Debt financing       A       Debt issuance costs
 2000    10,694  $16.64            Feb. 2000           $  178,000   Equity financing      A    Additional paid in capital
 2000    20,076  $ 0.43   On milestones from Nov. 1999 $  604,000 Nonemployee services    B        Operating expense
 2001     5,000  $34.75           January 2001         $  140,119 Nonemployee services    C        Operating expense
 2001     5,000  $18.25            April 2001          $   73,883 Nonemployee services    C        Operating expense

The fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions:

                                        Risk    Dividend            Contractual
                                      Free Rate  Yield   Volatility     Life
                                      --------- -------- ---------- ------------
   A.................................     6%       --        60%    1 to 7 years
   B.................................     6%       --        80%      10 years
   C.................................     6%       --       110%      5 years

 (g) Stock Plans

The Company is authorized to issue up to 54,449,477 shares of common stock in connection with its 1995 plan (formerly the Software.com, Inc. 1995 Stock Plan) and its 1996 plan (formerly the Phone.com, Inc. 1996 Stock Plan) (collectively the 1995 and 1996 Stock Plans) to directors, employees and consultants. The 1995 and 1996 Stock Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

Under the 1995 and 1996 Stock Plans, the exercise price for incentive stock options is at least 100% of the fair market value of the Company's stock on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory options granted under the 1995 and 1996 Stock Plans, the exercise price is determined by the Board of Directors except that in the case of a nonstatutory option intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the exercise price shall be no less than 100% of the fair market value of the stock on the date of grant.

Under the 1995 and 1996 Stock Plans, options generally expire ten years from the date of grant; however, the term of incentive stock options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years at 25% per year. As of June 30, 2001, there were a total of 798,131 shares available for grant under the 1995 and 1996 Stock plans.

In March 1999, the Company adopted the Openwave Systems Inc. 1999 Directors' Stock Option Plan (the Directors' Stock Plan) which provides for the grant of nonstatutory stock options to non-employee directors. Under the Directors' Stock Plan, a total of 1,200,000 shares of the Company's common stock have been reserved for issuance. Each non-employee director who becomes a member of the Board of Directors will initially be granted an

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
option to purchase 66,666 shares of the Company's common stock and thereafter an option to purchase an additional 5,000 shares of the Company's common stock on the first Board of Directors meeting date of each calendar quarter. Options granted under the Directors' Stock Plan vest immediately upon grant. The exercise price of options granted under the Directors' Stock Plan is equal to the fair market value of the Company's common stock on the date of grant. Under the Directors' Stock Plan, options have a term of five years. As of June 30, 2001 there were 1,160,000 shares available for grant under the Directors' Stock Plan.

In June 2001, the Company adopted the Openwave Systems Inc. 2001 Stock Compensation Plan (the 2001 Stock Plan). The 2001 Stock Plan provides for the issuance of nonstatutory stock options and stock purchase rights to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company including the Phone.com, Inc. 2000 Non-Executive Stock Option Plan, the Phone.com, Inc. 1995 Stock Plan, the Software.com, Inc. 2000 Nonstatutory Stock Option Plan, the Arabesque Communications, Inc, 1998 Stock Plan, the MyAble, Inc. 1999 Stock Plan, the Onebox.com, Inc. 1999 Stock Plan, the AtMobile.com, Inc. Amended and Restated 1997 Stock Option Plan, the bCandid Corporation
1999 Equity Incentive Plan, and the Mobility Net Corporation 1999 Stock Option Plan (the Predecessor Plans). No further grants will be made under the Predecessor Plans, however, each outstanding option granted under a Predecessor Plan shall continue to be governed by the terms and conditions of the Predecessor Plan under which it was granted.

A total of 6,228,135 shares of common stock have been reserved for issuance under the 2001 Stock Plan comprised of the sum of 4,500,000 newly reserved shares and the aggregate number of shares available for issuance under the Predecessor Plans.

Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the Plan Administrator and may be above or below the fair market value of the Company's common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the Plan Administrator and generally provide for shares to vest over a period of four years at 25% per year. As of June 30, 2001, there were 6,228,135 shares available for grant under the 2001 Stock Plan.

The following table summaries the number of common shares available for issuance under the plans stated above as of June 30, 2001:

       1995 and 1996 Stock Plans......................................   798,131
       Directors' Stock Plan.......................................... 1,160,000
       2001 Stock Plan................................................ 6,228,135
                                                                       ---------
                                                                       8,186,266
                                                                       =========

 Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser's employment with the Company at the purchaser's exercise price. The Company's repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2001, the Company has issued 3,103,844 shares under restricted stock purchase agreements, of which 908,334 shares have

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
been repurchased and 269,708 shares remain subject to repurchase at a weighted-average purchase price of $0.34 per share. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 5.49% to 6.48%. All such promissory notes were issued prior to December 31, 2000.

The Company also has certain outstanding stock purchase rights in connection with the early exercise of stock options prior to vesting. Through June 30, 2001, the Company has issued 1,398,592 shares in connection with the exercise of unvested stock options, of which 42,608 shares have been repurchased and 307,504 shares remain subject to repurchase at a weighted-average purchase price of $1.42 per share.

 Employee Stock Purchase Plans

In March 1999, the Company adopted the 1999 Openwave Systems Inc. Employee Stock Purchase Plan, formerly the Phone.com Purchase Plan (the Openwave Purchase Plan). A total of 1,200,000 shares of common stock were initially reserved for issuance under the Openwave Purchase Plan. The Openwave Purchase Plan provides for an automatic annual increase on the first day of the Company fiscal years beginning in 2000 through 2004 equal to the lesser of 1,000,000 shares or 1% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year.

The Openwave Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and contains four six-month purchase periods within twenty-four month offering periods. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the Openwave Purchase Plan is the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period and the end of each purchase period.

For the year ended June 30, 2001, employees purchased 779,425 shares of common stock at an average price of $13.72 per share under the Openwave Purchase Plan. As of June 30, 2001, 1,778,963 shares remained available for future issuance under the Openwave Purchase Plan.

In May 1999, Software.com adopted the 1999 Software.com, Inc. Employee Stock Purchase Plan (the Software Purchase Plan) intended to qualify under Section 423 of the Internal Revenue Code. A total of 1,610,500 shares of common stock were reserved for issuance under the Software Purchase Plan. Per the terms of the merger agreement with Phone.com, the last purchase under the Software Purchase Plan concluded on April 30, 2001 after which the Software Purchase Plan was suspended. The Software Purchase Plan contained four six-month purchase periods within twenty-four month offering periods. Under the Software Purchase Plan, eligible employees were permitted to purchase common stock of the Company through payroll deductions of up to 20% of compensation at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period and the end of each purchase period.

For the year ended June 30, 2001, employees purchased 553,003 shares of common stock at an average price of $11.44 per share under the Software Purchase Plan. As of June 30, 2001, no shares remained available for future issuance under the Software Purchase Plan.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

 (i) Stock-Based Compensation

The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. With respect to the stock options granted and restricted stock sold from October 1997 to June 1999, the Company recorded deferred stock-based compensation of approximately $4.7 million for the difference, if any, at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally four to five years, consistent with the method described in FIN 28. During the year ended June 30, 2000, the Company recorded additional deferred stock-based compensation of approximately $8.0 million in conjunction with its acquisitions of APiON, Angelica, Telarc, and Velos (see Note 2(b)). During the years ended June 30, 2000, and 2001, the Company also recorded deferred stock-based compensation in the amount of $2.8 million and $7.8 million, respectively, for stock issued to employees at below fair market value at the time of the grant, which is being amortized over the vesting period of 48 months and 42 months, respectively, consistent with the method described in FIN 28.

During the year ended June 30, 2001, the CEO cancelled his option to purchase 6,000,000 shares of the Company's common stock. In exchange for the cancelled options, the Compensation Committee of the Board granted to the CEO a right to the future grant of an option to purchase 5,800,000 shares of the Company's common stock (the "Future Grant"), provided that he continues as an employee of the Company through and including the grant date of the Future Grant.

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

On April 12, 2001, the Compensation Committee of the Board granted to the CEO 200,000 restricted shares of the Company's Common Stock. The restricted shares will vest as to 29,166 shares on May 12, 2001, and the remaining 170,834 shares in equal monthly installments through October 12, 2004. On the date of grant the Company recorded stock-based compensation expense of approximately $800,000 and deferred compensation related to the restricted stock grants of $4.6 million.

During the year ended June 30, 2001, an employee of the Company rescinded the exercise of an option to purchase 114,000 shares of the Company's common stock. The effect of the rescission was not material.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

Had compensation costs been determined in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, for all of the Company's stock-based compensation plans, net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders would have been as follows (in thousands, except per share data):

                                                  Years ended June 30,
                                             --------------------------------
                                                2001        2000       1999
                                             -----------  ---------  --------
Net loss attributable to common
 stockholders:
  As reported............................... $  (689,994) $(288,257) $(37,440)
  Pro forma................................. $(1,142,126) $(397,732) $(45,193)
Basic and diluted net loss per share
 attributable to common stockholders:
  As reported............................... $     (4.17) $   (2.06) $  (0.52)
  Pro forma................................. $     (6.90) $   (2.85) $  (0.63)

The fair value of each option was estimated on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

                                                                  Openwave
                                                                Option Plan
                                                                Years ended
                                                                  June 30,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
Expected Life (years)......................................... 3.50  3.59  3.36
Risk-Free interest rate....................................... 5.27% 6.32% 5.41%
Volatility....................................................  110%  103%   53%

Under SFAS 123, the weighted average fair value of stock options granted were:

                                                              Openwave Option
                                                                   Plan
                                                             Years ended June
                                                                    30,
                                                            -------------------
                                                             2001   2000  1999
                                                            ------ ------ -----
Weighted average fair value................................ $42.13 $52.37 $4.71

The fair value of purchase rights granted under the Openwave Purchase Plan and the Software.com Purchase Plan was estimated on the date of grants using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions.

                                                   Openwave      Software.com
                                                 Purchase Plan   Purchase Plan
                                                  Years ended     Years ended
                                                   June 30,        June 30,
                                                 --------------  --------------
                                                  2001    2000    2001    2000
                                                 ------  ------  ------  ------
Expected Life (years)........................... six-months to    six-months
                                                   two year       to two year
Risk-Free interest rate.........................   3.82%   5.53%   5.99%   5.99%
Volatility......................................    110%    110%    110%     90%

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

Under SFAS 123, the weighted average fair values of purchase rights granted were:

                                                       Openwave    Software.com
                                                     Purchase Plan Purchase Plan
                                                      Years ended   Years ended
                                                       June 30,      June 30,
                                                     ------------- -------------
                                                      2001   2000   2001   2000
                                                     ------ ------ ------ ------
Weighted average fair value......................... $21.31 $27.88 $25.09 $34.73

A summary of the status of the Company's options under its stock option plans is as follows (in thousands, except per share data):

                                          Years ended June 30,
                           -----------------------------------------------------
                                 2001              2000              1999
                           ----------------- ----------------- -----------------
                                   Weighted-         Weighted-         Weighted-
                                    average           average           average
                                   exercise          exercise          exercise
                           Shares    price   Shares    price   Shares    price
                           ------  --------- ------  --------- ------  ---------
Outstanding at beginning
 of year.................  28,503   $28.89   24,649   $ 4.11   18,072    $1.46
Granted..................  23,921    57.55   10,297    73.15   10,459     7.75
Assumed under purchase
 acquisitions............     --       --       883     7.40      --       --
Cancelled................  (9,544)   71.30     (618)   41.38   (1,445)    1.77
Exercised................  (7,494)    3.98   (6,708)    1.79   (2,437)    1.48
                           ------            ------            ------
Outstanding at end of
 year....................  35,386   $42.10   28,503   $28.89   24,649    $4.11
                           ======            ======            ======
Options exercisable at
 end of year.............   7,627   $36.21    5,841   $ 4.30    2,018    $0.79
                           ======            ======            ======
Weighted-average exercise
 prices equal to fair
 value at date of grant..  23,699   $42.13   10,297   $52.38    9,499    $4.70
Weighted-average exercise
 prices less than fair
 value at date of grant..     222   $ 8.23      --    $  --       960    $1.48

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

As of June 30, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows (number of options in thousands):

                                  Weighted-
                                   average    Weighted-             Weighted-
                                  remaining    average    Number     average
        Exercise       Number    contractual  exercise   of shares  exercise
         price       outstanding life (years)   price   exercisable   price
        --------     ----------- ------------ --------- ----------- ---------
     $ 0.01--0.43         800        7.32      $ 0.26        571     $ 0.22
       0.60--1.31       1,382        7.05        1.17        390       1.18
       1.69--2.57       2,899        7.62        2.23      1,371       2.25
       3.42--5.59       1,736        7.17        4.03        463       4.22
       6.00--8.83       2,728        8.02        7.56        653       7.35
      12.58--19.95        369        8.62       16.26         79      17.44
      22.05--34.75      3,247        9.17       30.09        325      29.08
         35.00          7,354        9.52       35.00        737      35.00
      35.29--46.26      2,826        8.67       42.85        698      42.56
      48.75--72.11      4,218        8.86       57.57        707      57.84
      73.41--77.50      2,142        8.94       75.46        558      75.12
      79.30--85.94      2,197        9.08       83.94        331      83.66
      87.81--105.75     1,775        8.98       95.29        204     101.62
     110.00--120.50     1,066        8.61      113.14        308     113.39
     136.00--163.13       647        8.51      143.50        232     143.09
                       ------        ----      ------      -----     ------
                       35,386        8.66      $42.10      7,627     $36.21
                       ======        ====      ======      =====     ======

(6) Leases

In March 2000, the Company entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. Lease terms require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The agreement required that the Company provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, the Company guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit, of cash equivalents and investments to be held in trust as security for the letter of credit. The restricted cash and investments held in trust under this agreement earned approximately 4.7% interest and the resulting income earned is not subject to any restrictions. The lease further required that the Company pay leasehold improvements which totaled $29.3 million as of June 30, 2001.

The Company also has numerous facility operating leases in other locations in the United States as well as other locations throughout the world. The Company also has various capital lease agreements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

Annual minimum commitments for the noncancelable operating and capital leases as of June 30, 2001, net of sublease payments, are as follows (in thousands):

       Year ending                                             Capital Operating
         June 30,                                              leases   leases
       -----------                                             ------- ---------
        2002.................................................  $1,326  $ 22,001
        2003.................................................     541    21,810
        2004.................................................     --     21,521
        2005.................................................     --     18,911
        2006.................................................     --     16,715
        Thereafter...........................................     --     89,165
                                                               ------  --------
        Total minimum lease and principal payments...........   1,867  $190,123
                                                                       ========
        Amount representing imputed interest.................     402
                                                               ------
        Present value of future lease payments...............   1,465
        Current portion of capital lease obligations.........   1,265
                                                               ------
        Noncurrent portion of capital lease obligations......  $  200
                                                               ======

Future minimum lease payments under the operating leases have been reduced for the sublease rental income of approximately $3,144,000, $2,755,000, $1,591,000, and $1,512,000 for the years ending June 30, 2002, 2003, 2004, 2005, respectively. Rent expense for the years ended June 30, 2001, 2000, and 1999, was approximately $19.1 million, $9.1 million, and $3.6 million, respectively, net of sublease income of $1.1 million, $827,000, and $1.5 million, for the years ended June 30, 2001, 2000, and 1999, respectively.

(7) Income Taxes

The components of the Company's total income (loss) before provision for income taxes are as follows:

                                                     Year Ended June 30,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  --------
                                                        (in thousands)
United States of America........................ $(804,651) $(304,597) $(42,632)
Foreign.........................................   127,645     18,359     7,911
                                                 ---------  ---------  --------
                                                 $(677,006) $(286,238) $(34,721)
                                                 =========  =========  ========

The provision for income taxes are primarily comprised of current foreign tax.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

The following reconciles the expected corporate federal income tax expense (computed by multiplying the Company's loss before income taxes by the statutory income tax rate of 34%) to the Company's income tax expense (in thousands):

                                                     Year Ended June 30,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
Federal tax at statutory rate................... $(230,182) $(97,321) $(11,616)
Net operating losses not benefited..............    49,125    11,397     8,902
Foreign tax rate differential...................     7,413     1,962     2,414
Goodwill amortization...........................   154,488    69,924       --
In process research and development.............       --      9,418     1,551
Merger, integration, and acquisition costs......    30,302     3,301       --
Other...........................................     1,842     3,338     1,065
                                                 ---------  --------  --------
  Total tax expense............................. $  12,988  $  2,019  $  2,316
                                                 =========  ========  ========

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                June 30,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
Deferred tax assets:
  Net operating loss carryforwards....................... $  276,918 $  135,444
  Accruals and reserves not deductible for tax purposes..     14,502     13,456
  Property and equipment.................................        752        462
  Start-up expenditures capitalized for tax purposes.....        --         129
  Deferred stock-based compensation......................      1,221      1,424
  Research and development credit and other credits
   carryforwards.........................................     20,110      9,819
  Intangibles related to acquisitions....................    128,602        --
                                                          ---------- ----------
    Total deferred tax assets............................    442,105    160,734
Less: valuation allowance................................  (431,880)  (130,767)
                                                          ---------- ----------
    Net deferred tax assets..............................     10,225     29,967
Deferred tax liabilities:
  Intangibles related to acquisitions....................   (10,225)   (29,967)
                                                          ---------- ----------
    Total deferred tax liabilities.......................   (10,225)   (29,967)
                                                          ---------- ----------
    Net deferred tax assets (liabilities)................ $      --  $      --
                                                          ========== ==========

The Company's deferred tax liabilities resulted from its acquisitions during the year ended June 30, 2000, due to a difference in the financial statement basis and tax basis of net assets acquired.

In light of the Company's recent history of operating losses, the Company has recorded a valuation allowance for all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not that deferred tax assets in excess of deferred tax liabilities will be realized.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

Approximately $196.7 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $7.6 million of the total $19.4 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $744 million and $323 million, respectively. In addition, the Company has federal and California research and development credit carryforwards of approximately $12.4 million and $10.7 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2021. The California net operating loss carryforwards will expire from 2004 through 2011.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined. Some of the U.S. federal and California net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent ownership change, as defined, of the Company, its ability to utilize its carryforwards could be reduced.

(8) Geographic, Segment, Significant Customer Information

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

Applications enable end users to exchange electronic mail, facsimile, voice mail and multimedia messages from PC's, wireline telephones and mobile devices. The Company's applications also include, but are not limited to, e-mail and unified messaging products.

Infrastructure software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. Infrastructure software includes, but is not limited to, Mobile Access Gateway and Mobile Browser. One set of infrastructure software provides mobile location and

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
presence information and a directory that serves as a standards-based repository of information about users and devices in the network. In addition, another set of infrastructure software for mobile devices and PC's enables Internet connectivity, Web browsing and synchronization of information among networks, mobile devices and PC's, using a variety of protocols.

Finally, Customer Services are services provided by the Company to customers to help them design, install, deploy, manage, maintain and support its products and overall Internet implementations.

The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

                                                        Years ended June 30,
                                                      -------------------------
                                                        2001     2000    1999
                                                      -------- -------- -------
Revenue:
  Applications....................................... $139,459 $ 51,759 $27,006
  Infrastructure software............................  205,548   41,710   5,278
  Customer services..................................  120,251   52,939  28,099
                                                      -------- -------- -------
                                                      $465,258 $146,408 $60,383
                                                      ======== ======== =======

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                        Years ended June 30,
                                                      -------------------------
                                                        2001     2000    1999
                                                      -------- -------- -------
Americas............................................. $186,217 $ 59,906 $29,317
Europe, Middle East, Africa..........................  139,904   39,713  18,649
Asia Pacific.........................................  139,137   46,789  12,417
                                                      -------- -------- -------
                                                      $465,258 $146,408 $60,383
                                                      ======== ======== =======

Information regarding the Company's revenues in different countries is as follows (in thousands):

                                                        Years ended June 30,
                                                      -------------------------
                                                        2001     2000    1999
                                                      -------- -------- -------
United States........................................ $155,901 $ 54,949 $26,771
Japan................................................  102,193   27,098   6,703
United Kingdom.......................................   80,415    9,857   2,966
Other foreign countries..............................  126,749   54,504  23,943
                                                      -------- -------- -------
                                                      $465,258 $146,408 $60,383
                                                      ======== ======== =======

The Company's long lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

Significant customer information is as follows:

                                               % of Total Revenue      % of Total
                                              Years ended June 30,      Accounts
                                              ----------------------   Receivables
                                               2001    2000    1999   June 30, 2001
                                              ------  ------  ------  -------------
Customer:
  A..........................................     2%      5%     21%        1%
  B..........................................    14%     --      --        17%
  C..........................................    15%     --      --         1%

(9) Related Party Transactions

For the years ended June 30, 2001, 2000, and 1999, revenues from companies affiliated with AT&T Corporation, which is considered a related party due to its involvement with AT&T Ventures, a stockholder, totaled approximately $9.0 million, $4.1 million, and $4.3 million, respectively. As of June 30, 2001 and 2000, accounts receivable from such company totaled approximately $1.8 million.

(10) Litigation

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-0065, was filed in the U.S. District Court for the district of Delaware against the Company and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, the Company responded to the complaint. The Company denied the allegations that the Company has infringed any claim in either of the patents asserted against the Company. In addition, the Company asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by the Company and that the patents are also invalid and unenforceable. Although the parties have exchanged some written discovery, discovery is still in its initial stages and no trial date has been set. Based on the facts known to date, the Company believes that it has meritorious defenses and claims. The Company is unable to estimate the range of potential loss, if any.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against the Company and a former affiliate of the Company. The complaint alleges that the defendants have infringed claims of a common law trademark that plaintiff asserts it has acquired. On June 5, 2001, the Company responded to the complaint. The Company denied the allegations that the Company has infringed any trademark rights asserted against the Company. In addition, the Company asserted counter-claims against the plaintiff seeking a declaratory judgment that the asserted trademark rights are not infringed by the Company. On June 13, 2001, Opuswave Networks responded to the counter-claims denying its allegations. Discovery has not commenced and no trial date has been set. Based on the facts known to date, the Company believes that it has meritorious defenses and intends to defend this suit. The Company is unable to estimate the range of potential loss, if any.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

(11) Subsequent Event

  a) Tender Offer

On August 2, 2001, the Company announced a voluntary stock option exchange program for its employees, except for the Company's Chief Executive Officer and employees located in Australia. Members of the Company's Board of Directors and consultants holding options also were ineligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date. Options to acquire a total of 35,832,309 shares of the Company's common stock with exercise prices ranging from $163.13 to $0.01 were eligible to be exchanged under the program. The Offer was open until 5:00 p.m., Pacific Daylight Time, on September 17, 2001.

As a result of the stock option exchange program, the Company is obliged to grant replacement options to acquire approximately 16.7 million shares of the Company's common stock. The exercise price of the replacement options will be equal to the fair market value of the Company's common stock on the future date of grant, which will be an unspecified date falling between March 18, 2002, and April 18, 2002. The program required a participant electing to exchange any options to also exchange any other options granted to him or her during the six months before or after September 17, 2001. The stock option exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable award accounting.

  b) Acquisition

On July 13, 2001, the Company consummated an agreement to acquire Avogadro, Inc. (Avogadro), a telecommunications infrastructure software developer. In connection with the acquisition, the Company issued approximately 2,700,000 shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of Avogadro, and the assumption of options and warrants.

  c) Openwave Stock Repurchase Program

The Company announced that its Board of Directors has authorized a stock repurchase program of up to 5 million shares. Any purchases under the Company stock repurchase program may be made in the open market, in privately negotiated transactions, or through the use of derivative securities. As of September 24, 2001 the Company has 4.9 million shares still available for repurchase under the current plan. The Company has repurchased 100,000 shares at a weighed average price of $13.00 on the open market. The Company has also sold 3.5 million put warrants that entitle the holder of each warrant to sell to the company, by cash, physical delivery or net share settlement at the Company's election, one share of common stock at a specified price. The total obligation of the put warrants is $44.3 million. The cumulative net proceeds of the sale of 3.5 million put warrants total $10.5 million.

  d) Executive Staff Changes and Additional Compensation

In August 2001 Kevin Kennedy, former senior vice president of Cisco Systems, joined the Company as Chief Operating Officer (COO).

Since June 30, 2001, in association with the addition of the COO and additional compensation to other named executives, the Compensation Committee of the Board granted 210,000 restricted shares of the Company's common stock. The restricted shares will vest through July 2003. On the date of grants the Company recorded stock-based compensation of approximately $300,000 and deferred stock-based compensation of $2.8 million.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

(12) Quarterly Financial Information (unaudited)

The following is a summary of the Company's unaudited quarterly financial information for the most recent two fiscal years.

The Company has restated its consolidated statements of operations to reflect the November 17, 2000 merger with Software.com. The Company restated its consolidated financial statements for such periods to reflect that the merger was accounted for as a pooling-of-interests. The Company's restated quarterly consolidated financial position and statements of operations as of and for each of the quarterly periods in the year ended June 30, 2000, and the quarters ended December 31, and September 30, 2000 are as follows (in thousands, except per share amounts):

                           June 30,    March 31,    Dec. 31,   Sept. 30,    June 30,   March 31,   Dec. 31,   Sept. 30,
                             2001         2001        2000        2000        2000        2000       1999       1999
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  ---------
                                                               (unaudited)
         ASSETS
         ------

Current assets
 Cash and cash
  equivalents...........  $   161,987  $  166,064  $  154,689  $  142,277  $  120,585  $  183,993  $ 324,151  $ 79,391
 Short-term
  investments...........      186,506     194,314     280,540     362,874     402,422     403,433    254,291   110,589
 Accounts receivable,
  net...................      153,701     117,654     114,449     103,240      77,385      62,111     34,618    24,800
 Prepaid expenses and
  other current
  assets................       14,364      11,928      13,574      21,194      11,499       6,590      4,677     2,692
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  --------
   Total current
    assets..............      516,558     489,960     563,252     629,585     611,891     656,127    617,737   217,472
Property and equipment,
 net....................       98,582      91,421      68,425      40,336      34,824      25,449     14,974    10,826
Long-term and restricted
 cash and investments...       41,873      20,700      20,700      20,700      20,700         --         --        --
Deposits and other
 assets.................       11,774      11,760       7,157       3,989       5,880       3,897      2,380     1,930
Goodwill and other
 intangible assets,
 net....................    1,056,928   1,215,697   1,374,786   1,529,590   1,687,930     941,750    239,900       --
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  --------
                          $ 1,725,715  $1,829,538  $2,034,320  $2,224,200  $2,361,225  $1,627,223  $ 874,991  $230,228
                          ===========  ==========  ==========  ==========  ==========  ==========  =========  ========

    LIABILITIES AND
  STOCKHOLDERS' EQUITY
  --------------------

Current liabilities
 Current portion of
  capital lease
  obligations and long-
  term debt.............  $     1,776  $    2,808  $    2,929  $    3,221  $    3,367  $    2,184  $   1,607  $    424
 Accounts payable.......       20,600       7,306      10,614      10,045      14,176       9,446      6,470     8,491
 Accrued liabilities....       54,370      53,831      84,873      43,432      50,124      60,832     22,815    11,967
 Deferred revenue.......       90,262      81,981     109,177     122,805      97,863      78,355     57,069    44,962
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  --------
   Total current
    liabilities.........      167,008     145,926     207,593     179,503     165,530     150,817     87,961    65,844
Capital lease
 obligations and long-
 term debt, less current
 portion................          754       1,330       1,971       2,639       3,319       2,742      6,028       387
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  --------
   Total liabilities....      167,762     147,256     209,564     182,142     168,849     153,559     93,989    66,231
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  --------

Commitments and
 contingencies

Stockholders' equity
 Common stock...........          170         167         166         165         161         147        137       128
 Additional paid-in
  capital...............    2,623,466   2,602,286   2,594,537   2,585,229   2,569,416   1,673,948    905,476   255,229
 Deferred stock-based
  compensation..........       (6,079)     (2,810)     (3,986)     (5,196)     (7,237)     (8,066)   (10,140)   (2,293)
 Treasury stock.........          --          --          --          --          --         (196)      (196)     (196)
 Accumulated other
  comprehensive income
  (loss)................         (247)       (740)        289        (429)       (561)        (32)        (6)      --
 Notes receivable from
  stockholders..........         (684)       (139)       (925)     (1,011)       (724)       (837)      (484)     (484)
 Accumulated deficit....   (1,058,673)   (916,482)   (765,325)   (536,700)   (368,679)   (191,300)  (113,785)  (88,387)
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  --------
   Total stockholders'
    equity..............    1,557,953   1,682,282   1,824,756   2,042,058   2,192,376   1,473,664    781,002   163,997
                          -----------  ----------  ----------  ----------  ----------  ----------  ---------  --------
                          $ 1,725,715  $1,829,538  $2,034,320  $2,224,200  $2,361,225  $1,627,223  $ 874,991  $230,228
                          ===========  ==========  ==========  ==========  ==========  ==========  =========  ========

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                                                          Quarters ended
                          -------------------------------------------------------------------------------------
                          June 30,   March 31,  Dec. 31,   Sept. 30,  June 30,   March 31,  Dec. 31,  Sept. 30,
                            2001       2001       2000       2000       2000       2000       1999      1999
                          ---------  ---------  ---------  ---------  ---------  ---------  --------  ---------
                                                           (unaudited)
Revenues
 License................  $ 109,909  $  98,021  $  79,960  $  57,100  $  38,376  $ 25,270   $ 17,347   $12,133
 Maintenance and
  support services......     20,530     15,891     13,303     10,540      8,568     6,947      5,773     4,547
 Professional
  services..............     14,238     16,119     16,475     13,172     10,364     6,563      5,941     4,579
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
   Total revenues.......    144,677    130,031  $ 109,738  $  80,812  $  57,308  $ 38,780   $ 29,061   $21,259
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
Cost of revenues
 License................      5,758      4,334      6,214      5,639      3,490     1,198        966     1,088
 Maintenance and
  support services......      8,077      7,421      7,070      6,307      5,233     3,804      3,624     2,228
 Professional
  services..............      8,830     11,097      9,023      8,000      6,660     4,197      3,349     2,765
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
   Total cost of
    revenues............     22,665     22,852     22,307     19,946     15,383     9,199      7,939     6,081
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
Gross profit............    122,012    107,179     87,431     60,866     41,925    29,581     21,122    15,178
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
Operating expenses
 Research and
  development...........     39,540     37,628     31,440     27,160     20,072    17,036     13,051     9,730
 Sales and marketing....     44,049     37,769     33,413     33,580     24,889    19,740     12,820    10,972
 General and
  administrative........     19,649     16,645     12,277     10,749      8,182     6,234      5,443     4,202
 Stock-based
  compensation..........      2,582      1,405      1,562      4,674      3,632     4,282      1,863       407
 Amortization of
  goodwill and other
  intangible assets.....    158,828    159,309    159,731    158,414    152,923    49,720     13,971       --
 In-process research
  and development.......        --         --         --         --       6,300    18,080      3,320       --
 Merger, acquisition,
  and integration-
  related costs.........        --       5,756     83,094        --      10,268       127        --        --
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
   Total operating
    expenses............    264,648    258,512    321,517    234,577    226,266   115,219     50,468    25,311
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
   Operating loss.......   (142,636)  (151,333)  (234,086)  (173,711)  (184,341)  (85,638)   (29,346)  (10,133)
Interest and other
 income, net............      5,424      3,848      7,175      8,313      7,788     8,327      4,840     2,265
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
   Loss before income
    taxes...............   (137,212)  (147,485)  (226,911)  (165,398)  (176,553)  (77,311)   (24,506)   (7,868)
Income taxes............     (4,979)    (3,672)    (1,714)    (2,623)      (825)     (204)      (892)      (98)
                          ---------  ---------  ---------  ---------  ---------  --------   --------   -------
   Net loss ............  $(142,191) $(151,157) $(228,625) $(168,021) $(177,378) $(77,515)  $(25,398)  $(7,966)
                          =========  =========  =========  =========  =========  ========   ========   =======
Basic and diluted net
 loss per share
 attributable to common
 stockholders...........  $   (0.84) $   (0.91) $   (1.38) $   (1.04) $   (1.13) $  (0.56)  $  (0.19)  $ (0.06)
                          =========  =========  =========  =========  =========  ========   ========   =======
Shares used in computing
 basic and diluted net
 loss per share
 attributable to common
 stockholders...........    168,833    166,943    165,088    162,026    156,971   139,215    132,251   128,444
                          =========  =========  =========  =========  =========  ========   ========   =======

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                               Balance at                          Balance at
                            beginning of year Additions Deductions end of year
                            ----------------- --------- ---------- -----------
Allowance for doubtful
 accounts:
  Year ended June 30,
   1999....................      $  481        $   790   $   247     $ 1,024
  Year ended June 30,
   2000....................      $1,024        $ 1,425   $   272     $ 2,177
  Year ended June 30,
   2001....................      $2,177        $19,597   $11,318     $10,456