Form 10-Q
period 2001-09-30
OPENWAVE SYSTEMS INC
filed 2001-11-13
CIK 1082506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

Commission file number: 001-16073

                              OPENWAVE SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   94-3219054
                      (I.R.S. Employer Identification No.)

                               1400 Seaport Blvd.
                         Redwood City, California 94063
          (Address of principal executive offices, including zip code)

                                 (650) 480-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2001 there were 173,928,080 shares of the registrant's Common Stock outstanding.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of September 30, 2001
          and June 30, 2001 ................................................. 3
         Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2001 and 2000 ......................... 4
         Condensed Consolidated Statements of Cash Flow for the three-month periods ended September 30, 2001 and 2000 ......................... 5
         Notes to Condensed Consolidated Financial Statements ............... 6
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................. 15
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......... 30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 31
Item 2.  Changes in Securities and Use of Proceeds........................... 31
Item 3.  Defaults Upon Senior Securities..................................... 31
Item 4.  Submission of Matters to a Vote of Security Holders................. 31
Item 5.  Other Information................................................... 31
Item 6.  Exhibits and Reports on Form 8-k ................................... 31

SIGNATURE ................................................................... 32

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)




                                                                               September 30,      June 30,
                                                                                   2001             2001
                                     ASSETS                                    -------------    -------------
-------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                 $   165,628      $   161,987
     Short-term investments                                                        138,127          186,506
     Accounts receivable, net                                                      134,083          153,701
     Prepaid and other current assets                                               16,057           14,364
                                                                               -----------      -----------
          Total current assets                                                     453,895          516,558
Property and equipment, net                                                        101,182           98,582
Long-term and restricted cash and investments                                       83,649           41,873
Deposits and other assets                                                           15,183           11,774
Goodwill and other intangible assets, net                                          979,845        1,056,928
                                                                               -----------      -----------
                                                                               $ 1,633,754      $ 1,725,715
                                                                               ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
     Current portions of capital lease obligations and long-term debt          $     1,645      $     1,776
     Accounts payable                                                               10,004           20,600
     Accrued liabilities                                                            65,022           54,370
     Deferred revenue                                                               67,740           90,262
                                                                               -----------      -----------
          Total current liabilities                                                144,411          167,008
Capital lease obligations and long-term debt, less current portion                     463              754
                                                                               -----------      -----------
          Total liabilities                                                        144,874          167,762
                                                                               -----------      -----------

Commitments and contingencies

Stockholders' equity:
     Common stock                                                                      174              170
     Additional paid-in capital                                                  2,735,625        2,623,466
     Deferred stock-based compensation                                             (16,877)          (6,079)
     Treasury stock                                                                 (1,300)               -
     Accumulated other comprehensive income (loss)                                   1,011             (247)
     Notes receivable from stockholders                                               (629)            (684)
     Accumulated deficit                                                        (1,229,124)      (1,058,673)
                                                                               -----------      -----------
          Total stockholders' equity                                             1,488,880        1,557,953
                                                                               -----------      -----------
                                                                               $ 1,633,754      $ 1,725,715
                                                                               ===========      ===========





     See accompanying notes to condensed consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                    For the three months ended
                                                                                          September 30,
                                                                                   -----------------------------
                                                                                       2001            2000
                                                                                   --------------  -------------
Revenues:
     License                                                                      $       88,285  $      57,100
     Maintenance and support services                                                     19,196         10,540
     Professional services                                                                 9,686         13,172
                                                                                  --------------  -------------
          Total revenues                                                                 117,167         80,812
                                                                                  --------------  -------------
Cost of revenues:
     License                                                                               4,220          5,639
     Maintenance and support services                                                      7,827          6,307
     Professional services                                                                 5,906          8,000
                                                                                  --------------  -------------
          Total cost of revenues                                                          17,953         19,946
                                                                                  --------------  -------------
          Gross profit                                                                    99,214         60,866
                                                                                  --------------  -------------
Operating expenses:
     Research and development                                                             38,409         27,160
     Sales and marketing                                                                  47,754         33,580
     General and administrative                                                           18,422         10,749
     Stock-based compensation                                                              4,986          4,674
     Amortization of goodwill and other intangible assets                                159,017        158,414
     Merger, acquisition and integration-related costs                                       570              -
                                                                                  --------------  -------------
          Total operating expenses                                                       269,158        234,577
                                                                                  --------------  -------------
          Operating loss                                                                (169,944)      (173,711)
Interest and other, net                                                                    3,470          8,313
                                                                                  --------------  -------------
          Loss before income taxes
                                                                                        (166,474)      (165,398)
Income taxes                                                                               3,977          2,623
                                                                                  --------------  -------------
          Net loss                                                                $     (170,451) $    (168,021)
                                                                                  ==============  =============
Basic and diluted net loss per share attributable to common stockholders          $        (0.99) $       (1.04)
                                                                                  ==============  =============
Shares used in computing basic and diluted net loss per share attributable to
   common stockholders                                                                   171,352        162,026
                                                                                  ==============  =============





     See accompanying notes to condensed consolidated financial statements.

                     OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the three months ended
                                                                                        September 30,

                                                                                  --------------------------
                                                                                       2001         2000
                                                                                    ---------    ---------
Cash flows from operating activities:
     Net loss ...................................................................   $(170,451)   $(168,021)
     Adjustments to reconcile net loss to net cash used for operating activities:
          Depreciation and amortization .........................................     167,348      162,308
          Amortization of deferred stock-based compensation .....................       4,986        2,041
          Employee stock-based compensation .....................................           -        1,674
          Nonemployee stock-based compensation ..................................           -          959
          Loss on sale of assets ................................................         138            -
          Write-down of non-marketable securities ...............................         263            -
          Provision for (recovery of) doubtful accounts .........................        (731)           9
          Changes in operating assets and liabilities:
               Accounts receivable ..............................................      20,349      (25,864)
               Prepaid expenses and other assets ................................      (3,226)      (7,804)
               Accounts payable .................................................     (10,596)      (4,131)
               Accrued liabilities ..............................................       9,316       13,029
               Deferred revenue .................................................     (22,522)      24,942
                                                                                    ---------    ---------
                    Net cash used for operating activities ......................      (5,126)        (858)
                                                                                    ---------    ---------
Cash flows from investing activities:
     Purchases of property and equipment ........................................     (10,648)      (9,406)
     Restricted cash and investments ............................................      (1,649)           -
     Investment in non-marketable equity securities .............................      (2,000)           -
     Purchases of short-term investments ........................................     (22,150)     (68,053)
     Proceeds from maturities of short-term investments .........................      70,800      107,898
     Acquisitions, net of cash acquired .........................................       3,205      (19,795)
     Purchases of long-term investments .........................................     (39,277)           -
                                                                                    ---------    ---------
                    Net cash provided by (used for) investing activities ........      (1,719)      10,644
                                                                                    ---------    ---------
Cash flows from financing activities:
     Net proceeds from issuance of common stock .................................       1,556       12,817
     Net proceeds from issuance of put options ..................................      10,460            -
     Repayment of notes receivable from stockholders ............................          55           80
     Repurchase of  treasury stock ..............................................      (1,300)           -
     Repayments of capital lease obligations and long-term debt .................        (422)        (826)
                                                                                    ---------    ---------
                    Net cash provided by financing activities ...................      10,349       12,071
                                                                                    ---------    ---------
Effect of exchange rate on cash and cash equivalents ............................         137          165
                                                                                    ---------    ---------
Net increase in cash and cash equivalents .......................................       3,641       21,692
Cash and cash equivalents at beginning of period ................................     161,987      120,585
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $ 165,628    $ 142,277
                                                                                    =========    =========
Supplemental disclosures of cash flow information:
     Cash paid for income taxes .................................................   $     959    $   2,566
                                                                                    =========    =========
     Cash paid for interest .....................................................   $     121    $     293
                                                                                    =========    =========
Noncash investing and financing activities:
     Common stock issued and options assumed in acquisition .....................   $  96,260    $       -
                                                                                    =========    =========
     Common stock issued to officers and employees for notes receivable .........   $       -    $     367
                                                                                    =========    =========
     Deferred stock-based compensation ..........................................   $   3,582    $       -
                                                                                    =========    =========


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2001 and June 30, 2001, and the results of operations and cash flows for the three months ended September 30, 2001 and 2000. The following information should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

On November 17, 2000, a subsidiary of the Company merged with and into Software.com, Inc.(Software.com). The merger was accounted for as a pooling of interests. Accordingly, the financial information has been restated to reflect the combined financial position and operations of the Company and Software.com for all dates and periods presented.

(2)  Revenue Recognition

The Company's primary revenue categories consist of applications, including e-mail and unified messaging products; infrastructure software, including Mobile Access Gateway and Mobile Browser; and customer services, including maintenance and support services and professional services. The Company licenses and provides new version coverage for applications and infrastructure products primarily to communication service providers through its direct sales force and indirectly through its channel partners. The Company's license agreements for such products do not provide for a right of return. Applications and infrastructure products are licensed either under a perpetual license model or under a monthly or quarterly time-based license model.

Cost of license revenues consists primarily of third-party license and support fees. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in the professional services operations and related overhead costs.

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

     Persuasive evidence of an arrangement exists. It is the Company's customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard license arrangement.

     Delivery has occurred. The Company's software may be either physically or electronically delivered to its customer. Delivery is deemed to have occurred upon the earlier of notification by customer of acceptance or commercial launch of the software product by the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

     The fee is fixed or determinable. The fee the Company's communication service provider customers pay for the Company's products is negotiated at the outset of an arrangement, and is generally based on the specific volume of customer activations. The Company's license fees are not a function of variable-pricing mechanisms such as the expected number of users in an arrangement. The Company's customary payment terms are such that a minimum of 80% of the arrangement fee is due within one year or less. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized as payments become due.

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

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to new version coverage, maintenance and support services and professional services components of its perpetual license products. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from new version coverage and maintenance and support services is recognized ratably over their respective terms with new version coverage being included in license revenues. The Company recognizes revenue from time-based licenses over the term of the license period.

Certain of the Company's licenses include unspecified additional products. Revenue from contracts with unspecified additional products is recognized ratably over the contract term. The Company recognizes revenue from licenses that include unspecified additional software products and sold with extended payment terms that are not considered to be fixed or determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee.

For arrangements under which licenses are purchased under a perpetual license model and maintenance and support fees are due on an as-deployed basis, but fees are not considered fixed or determinable, license fees are recognized quarterly as incremental subscribers are activated to use the services that are based on the Company's products. For similar arrangements under which fees are considered fixed or determinable, the Company recognizes the residual license amount after deferral of the fair value of maintenance and support for the expected deployment period.

The Company licenses its Mobile Browser software to wireless device manufacturers through its direct sales force. The Company recognizes revenues from Mobile Browser arrangements ratably over the period during which the services are performed, generally one year. The Company provides its wireless device manufacturer customers with support associated with their efforts to port the Company's Mobile Browser software to their wireless devices, to correct software errors and to make available new releases.

The Company provides integration services relating to the deployment of its products. The Company's professional services generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers typically purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed.

(3)   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 Business Combinations (SFAS No.
141) and Goodwill and Other Intangible Assets (SFAS No. 142). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed by us after June 30, 2001.

For business combinations completed prior to July 1, 2001 and accounted for by the purchase method, SFAS No. 141 provides that intangible assets that do not meet the separate identifiable intangible asset criteria prescribed by this pronouncement (e.g., assembled workforce, among others) be reclassified to goodwill as of the date of adoption of SFAS No. 141. Conversely, if a portion of the purchase price had been assigned to an intangible asset that meets the criteria for recognition apart from goodwill and that intangible asset is classified as part of goodwill for financial reporting purposes, the carrying amount of that intangible asset must be reclassified and reported separately from goodwill as of the date of adoption (July 1, 2002).

The Company applied the requirements of SFAS No. 141 to its acquisition of Avogadro, Inc., during the quarter ended September 30, 2001 and will apply SFAS No. 141 to all future acquisitions, if any.

SFAS No. 142 requires that goodwill not be amortized, but rather tested for impairment at the "reporting unit level" (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No.
142. A Reporting Unit is the same level, as or one level below, an "operating segment," as defined by SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. Our identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

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

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective for us beginning on July 1, 2002. However, goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the provisions of SFAS No. 142 from the date of the acquisition.

As of September 30, 2001, the Company had net goodwill of approximately $1.0 billion. During the quarter ended September 30, 2001, the Company acquired Avogadro, Inc. and recorded goodwill of approximately $79.7 million and acquired intangibles of $2.3 million, of which only the intangible portion will be amortized. Under the Company's current accounting treatment, the Company expects to have amortization expense resulting from goodwill and intangibles of approximately $636.1 million for the fiscal year ending June 30, 2002.

The Company is currently evaluating the impact the adoption of SFAS No. 141 and 142 may have on our financial position and results of operations; however, our evaluation is not complete and is subject to change due to these pronouncements being issued in late July 2001 and due to our expectations that the FASB will issue further guidance with respect to adoption of both SFAS No. 141 and 142.

(4)   Business Combinations

   (a)  Poolings of Interests Acquisition

   Software.com

On November 17, 2000, the Company merged with Software.com in a transaction that was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented. Software.com was incorporated in October 1994. Software.com developed Internet infrastructure software based on open standards and protocols for Internet and telecommunications service providers. The Company issued 94,506,060 shares of its common stock in exchange for all of the issued and outstanding common stock of Software.com. The Company also reserved 12,520,161 shares for issuance in connection with the assumption of Software.com's outstanding options, and employee stock purchase plans. In connection with the merger, the Company and Software.com have incurred approximately $89.4 million in merger and integration expenses through the ten months ended September 30, 2001, of which $570,000 were incurred during the three months ended September 30, 2001.

Separate operating results of the combined entities prior to their date of combination for the three months ended September 30, 2001 and 2000, are shown below (in thousands).

                                             For the three months
                                              ended September 30,
                                           ------------------------
                                              2001           2000
                                           ---------      ---------
Revenues:
     Openwave ........................     $ 117,167      $  46,473
     Software.com ....................          -            34,339
                                           ---------      ---------
          Combined ...................     $ 117,167      $  80,812
                                           =========      =========
Net loss:
     Openwave ........................     $(170,451)     $(165,214)
     Software.com ....................          -            (2,807)
                                           ---------      ---------
          Combined ...................     $(170,451)     $(168,021)
                                           =========      =========

The above pro-forma data primarily excludes revenues and cost of revenues between the combined entities as of September 30, 2000 of $3.3 million and $1.2 million, respectively.

  (b)  Purchase Acquisition

On July 13, 2001, the Company consummated an agreement to acquire 100% of the outstanding common stock of Avogadro, Inc. (Avogadro), a telecommunications infrastructure software developer. As a result of the acquisition, the Company will be able to offer a broader suite of its infrastructure products. The acquisition was accounted for as a purchase and, accordingly, the operations of Avogadro have been included in the consolidated financial statements since that date. The total purchase price of the acquisition was allocated as follows (in thousands):

                      Allocated Purchase Price Components
--------------------------------------------------------------------------------------
                                                     Deferred             Net Tangible
Purchase                         Developed          Stock-Based              Assets
 Price           Goodwill        Technology         Compensation            Acquired
-------          -------         ----------         ------------          ------------
$97,760          $79,660           $2,270              $11,900               $3,930

The net tangible assets of approximately $3.9 million are comprised of cash of $3.6 million, prepaid assets of $140,000, fixed assets of $420,000, offset by assumed liabilities of $260,000.

The developed technology is being amortized over its estimated useful life, which is a period of three years. The Company also acquired the majority of the employees of Avogadro, including its engineering team and expects to generate revenue from future products derived from the acquired developed technology and related support and maintenance services. Under SFAS No. 141, the fair value of the acquired assembled workforce does not meet the criteria for separate recognition and thus is included as part of the goodwill acquired. Likewise, the fair value of the revenue expected to be derived from future products and maintenance and support revenues are included as part of goodwill. The Company paid the following (in thousands):

                                   Purchase Price
-----------------------------------------------------------------------------------
                                   Assumption of            Closing and
     Common Stock                  Stock Options           related costs     Total
-----------------------         -------------------      ----------------   -------
Shares           Amount         Shares       Amount
------           ------         ------       ------
2,628           $94,002             72       $2,258              $ 1,500    $97,760

The value of the common stock issued was determined based on the average market price of the Company's common stock over the five trading day period beginning two trading days prior to the announcement date of the acquisition. The options assumed in the above acquisitions were valued using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2 years; 0% dividend yield; 129% volatility and risk free interest rate of 5.5%.

The following table shows unaudited pro forma revenue, basic and diluted net loss per share of the Company, including the results of Avogadro as if Avogadro had been acquired as of July 1, 2000 (in thousands, except per share data). Pro forma net income for the three months ended September 30, 2000 and 2001 includes the impact of amortization of goodwill and intangible assets and deferred stock-based compensation of $2.2 million and ($665,000), respectively.

                                                 For the three months ended
                                                       September 30,
                                                 --------------------------
                                                    2001             2000
                                                 ---------        ---------
Revenue ......................................   $ 117,167        $  80,812
                                                 =========        =========
Net loss .....................................   $(169,786)       $(170,594)
                                                 =========        =========
Basic and diluted net loss per share .........   $    (.99)       $   (1.03)
                                                 =========        =========
Shares used in pro forma basic and
 diluted per share computation ...............     171,352          164,776
                                                 =========        =========

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(5)   Geographic, Segment, Significant Customer Information

The Company's chief operating decision maker is the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The Company operates in one distinct operating segment: the development and delivery of applications, infrastructure software and customer services for communication service providers. The disaggregated information reviewed on a product category basis by the CEO includes:
Applications, Infrastructure Software, and Customer Services.

Applications enable end users to exchange electronic mail, facsimile, voice mail and multimedia messages from personal computers (PC's), wireline telephones and mobile devices. The Company's applications also include, but are not limited to, e-mail and unified messaging products.

The Company's infrastructure software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. Infrastructure software includes, but is not limited to, Mobile Access Gateway and Mobile Browser. One set of the infrastructure software provides mobile location and presence information and a directory that serves as a standards-based repository of information about users and devices in the network. In addition, another set of the infrastructure software for mobile devices and PC's enables Internet connectivity, Web browsing and synchronization of information among networks, mobile devices and PC's, using a variety of protocols.

Finally, Customer Services are services provided by the Company to customers to help them design, install, deploy, manage, maintain and support its products and overall Internet implementations.

The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

                                                Three months ended
                                                   September 30,
                                                ------------------
                                                  2001      2000
                                                --------   -------
Revenue:

Applications ...............................    $ 44,541   $26,924
Infrastructure software ....................      43,744    30,176
Customer services ..........................      28,882    23,712
                                                --------   -------
                                                $117,167   $80,812
                                                ========   =======

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                Three months ended
                                                   September 30,
                                                ------------------
                                                  2001       2000
                                                --------   -------
Americas                                        $ 41,647   $34,120
Europe, Middle East, Africa                       31,426    23,136
Asia Pacific                                      44,094    23,556
                                                --------   -------
                                                $117,167   $80,812
                                                ========   =======

Information regarding the Company's revenues in different countries is as follows (in thousands):

                                                Three months ended
                                                   September 30,
                                                ------------------
                                                  2001      2000
                                                --------  --------
United States..............................     $ 33,979   $29,493
Japan......................................       36,594    14,892
United Kingdom.............................       12,349    11,263
Other foreign countries....................       34,245    25,164
                                                --------   -------
                                                $117,167   $80,812
                                                ========   =======

The Company's long-lived assets residing in countries other than in the United States are insignificant.

Significant customer information is as follows:

                                                       % of Total
                     % of Total                          Accounts
                       Revenue                         Receivables
Customer    Three months ended September 30,       September 30, 2001
--------    --------------------------------       ------------------
                2001                2000
            ------------        ------------
   A            26%                  14%                   11%
   B             8%                  11%                    6%

(6) Net Loss Attributable to Common Stockholders Per Share

Basic and diluted net loss attributable to common stockholders per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase. The following potential shares of common stock have been excluded from the computation of diluted net loss attributable to common stockholders per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                          September 30
                                                       ------------------
                                                        2001        2000
                                                       ------      ------
Shares issuable under stock options ...............    17,513(a)   35,026
Shares of restricted stock
 subject to repurchase ............................     1,310       1,418
Shares issuable pursuant to warrants
 to purchase common stock .........................       237         237

   (a) As a result of the stock option exchange program described in Note 10, the Company is obligated to grant replacement options to acquire a maximum of
16.7 million shares of the Company's common stock. Also, the Company will be granting the CEO 5.3 million shares in October 2001 as described in Note 12.

The weighted-average exercise price of stock options outstanding was $16.38 and $46.15 as of September 30, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock was $0.07 and $0.09 as of September 30, 2001 and 2000, respectively. The weighted-average exercise price of warrants was $2.38 as of September 30, 2001 and 2000.

(7)  Long-term and restricted cash and investments

The following summarizes the Company's long-term investments and restricted cash and investments (in thousands):

                                                        September 30,    June 30,
                                                            2001           2001
                                                        -------------    --------
Unrestricted investments at estimated
 fair value (various maturities through the year
 ended June 30, 2004) ..............................    $   61,300       $ 21,173
Restricted cash and investments ....................        22,349         20,700
                                                        ----------       --------
                                                        $   83,649       $ 41,873
                                                        ==========       ========

(8)  Account Receivable, net

Accounts receivable is recorded net of allowance for doubtful accounts totaling $9.7 million and $10.5 million as of September 30, 2001 and June 30, 2001, respectively.

(9)  Other Comprehensive Loss

Other comprehensive loss includes net loss, unrealized gains on marketable securities, and foreign currency translation adjustments.

Other comprehensive loss is comprised of (in thousands):

                                                                     For the three months
                                                                      ended September 30,
                                                                    ----------------------
                                                                       2001         2000
                                                                    ---------    ---------
            Net loss ............................................   $(170,451)   $(168,021)
            Other comprehensive income:
              Change in accumulated foreign currency translation
                adjustment ......................................         137          297
              Change in accumulated unrealized gain on marketable
                securities ......................................       1,121         (165)
                                                                    ---------    ---------
            Total comprehensive loss ............................   $(169,193)   $(167,889)
                                                                    =========    =========

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

                                                    September 30,    June 30,
                                                        2001           2001
                                                    -------------    --------
            Unrealized gain on investments ......   $   1,197        $    76
            Cumulative translation adjustments...        (186)          (323)
                                                    ---------        -------
            Accumulated other comprehensive loss.   $   1,011        $  (247)
                                                    =========        =======


(10) Tender Offer

On August 2, 2001, the Company announced a voluntary stock option exchange program for its employees, except for the Company's Chief Executive Officer and employees located in Australia, where such programs have certain undesirable tax consequences. Members of the Company's Board of Directors and consultants holding options also were ineligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date. Options to acquire a total of 35,832,309 shares of the Company's common stock with exercise prices ranging from $163.13 to $0.01 were eligible to be exchanged under the program. The Offer was open until 5:00 p.m., Pacific Daylight Time, on September 17, 2001.

As a result of the stock option exchange program, the Company is obligated to grant replacement options to acquire a maximum of 16.7 million shares of the Company's common stock. The exercise price of the replacement options will be equal to the fair market value of the Company's common stock on the future date of grant, which will be determined by the Compensation Committee of the Board of Directors on a date falling between March 18, 2002, and April 17, 2002. The program required a participant electing to exchange any options to also exchange any other options granted to him or her during the six months before or after September 17, 2001. The stock option exchange program was designed to comply with Financial Accounting Standards

Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable award accounting.


(11)  Openwave Stock Repurchase Program

In September 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 5 million shares. Any purchases under the Company stock repurchase program may be made in the open market, in privately negotiated transactions, or through the use of derivative securities. As of September 30, 2001 the Company had repurchased 100,000 shares at a weighted-average price of $13.00 on the open market and, therefore, had 4.9 million shares still available for repurchase under the current plan. In October 2001, the Company repurchased an additional 600,000 shares of a weighted-average price of $7.73 on the open market, thereby leaving 4.3 million shares available for repurchase under the current plan. As of September 30, 2001, the Company also had sold 3.5 million put options under the program that entitle the holder of each option to sell to the Company, for cash, by physical delivery or net share settlement at the Company's election, one share of common stock at a specified price. Should the put options become tendered to the Company at the respective maturity dates, the potential cash outlay to repurchase the shares would be $44.3 million. The cumulative net proceeds to the Company from the sale of these put options total $10.5 million.

(12) Executive Stock Compensation

During the quarter ended September 30, 2001, the Compensation Committee of the Board of the Company granted 210,000 restricted shares of the Company's common stock to certain executive officers. The restricted shares will vest through July 2003. During the quarter ended September 30, 2001, the Company recorded deferred stock-based compensation totaling $3.6 million. The deferred stock-based compensation consists of $3.15 million resulting from the grant of the 210,000 restricted shares, and the remaining $450,000 arising from a loan which contains a forgiveness feature made by the Company to an employee.

In April 2001, in consideration of the Chief Executive Officer's prior cancellation of options to purchase a total of 6 million shares of the Company's common stock, the Compensation Committee of the Board had agreed to grant the CEO options to purchase a total of 5.8 million shares of the Company's common stock on a date that falls between 6 and 7 months from the April 12, 2001 cancellation date. In October 2001, the CEO waived his right to the new options with respect to 500,000 shares of the Company's common stock. Therefore, in satisfaction of the Company's obligation to grant additional shares to the CEO, the Company granted options to him to purchase a total of 5.3 million shares of the Company's common stock. The new options have an exercise price equal to the fair market value on the date of grant and the same 4-year vesting schedule and vesting commencement date in September 2000 as the cancelled options. The vesting of these shares are subject to acceleration in connection with a change of control as provided in the CEO's employment agreement dated September 18, 2000.

(13)   Commitments and Contingencies

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-0065, was filed in the U.S. District Court for the district of Delaware against the Company and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, the Company responded to the complaint. The Company denied the allegations that the Company has infringed any claim in either of the patents asserted against the Company. In addition, the Company asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by the Company and that the patents are also invalid and unenforceable. Although the parties have exchanged some written discovery, discovery is still in its initial stages and no trial date has been set. Based on the facts known to date, the Company believes that it has meritorious defenses and claims, and does not believe resolution of this matter will have a material adverse effect on the financial condition of the Company.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against the Company and a former affiliate of the Company. The complaint alleges that the Company has infringed claims of a common law trademark that Opuswave Networks asserts it has acquired. On June 5, 2001, the Company responded to the complaint. The Company denied the allegations that the Company has infringed any trademark rights asserted against the Company. In addition, the Company asserted counterclaims against the plaintiff seeking a declaratory judgment that the asserted trademark rights are not infringed by the Company. On June 13, 2001, Opuswave Networks responded to the counterclaims denying its allegations. Discovery has not commenced and no trial date has been set. The Company and Opuswave Networks are engaged in settlement discussions. Based on the facts known to date, the Company believes that it has meritorious defenses and claims and intends to defend this suit if the parties do not settle. The Company does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

Based upon certain publicly available information, on November 5, 2001, a stockholder class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, certain of the Company's current and former officers and the underwriters of the Company's initial public offering and secondary offering. The Company has not been formally served and, as such, has not responded to the complaint. The complaint generally alleges that the defendants made material misrepresentations and/or omissions in prospectuses, dated June 10 and November 16, 1999, regarding certain alleged excessive and undisclosed commissions received by the underwriters in connection with the allocation of common stock in the Company's initial public offering and secondary offering. Based upon the Company's current understanding of the facts, the Company believes that the complaint is without merit, and does not believe resolution of this matter will have a material adverse effect on the financial condition of the Company.

(14) Subsequent Events

Restructuring

On October 29, 2001, the Company announced a restructuring plan in response to current economic conditions that is expected to reduce the Company's workforce to fewer than 2,000 employees. As of September 30, 2001, the Company had approximately 2,300 employees. In connection with that reduction, the Company expects to incur restructuring charges of approximately $35 to $40 million during its second fiscal quarter ended December 31, 2001 to cover the costs of severance, elimination of excess facilities and related leasehold improvements, acceleration of the depreciation of certain property and equipment, and other restructuring related charges. These charges will be recorded to align the Company's cost structure with changing market conditions and to create a more efficient organization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading "Risk Factors." We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and in other documents the Company files from time to time with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, the Company's mostly recently filed 10-K as filed on September 28, 2001, and any subsequently filed reports.

Overview

We are a leading provider of infrastructure software, applications, and services that enable the convergence of the Internet and wireless communications. We were incorporated in Delaware in 1994. Our customers are primarily communication service providers, including wireless and wireline carriers, Internet service providers, portals and broadband providers worldwide. Our Openwave(TM) Services Operating System (Services OS) is a suite of Internet protocol (IP) -based software products designed to be installed on communication service providers' systems. Services OS(TM) is designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML, to allow our operator customers to deploy our products and to integrate our offerings into existing installed technology.

Using our software, communication service providers can offer Internet services to their wireless and wireline subscribers, and wireless device manufacturers can turn their mass-market mobile phones, personal digital assistants and other wireless devices into mobile Internet appliances. Wireless subscribers thus can gain access to Internet- and corporate intranet-based services, including e-mail, news, stocks, weather, travel and sports. In addition, subscribers can gain access via their wireless devices to communication service providers' intranet-based telephony services, which can include over-the-air activation, call management, billing history information, pricing plan subscription and voice message management. As of September 30, 2001, we had 25.7 million active mobile subscribers.

Communication service providers using our software can also provide their subscribers with a variety of messaging applications, including e-mail, mobile e-mail, unified messaging (single inbox for e-mail, voice mail, and facsimile) as well as short messaging services. As of September 2001, we had 189.0 million licensed mailbox seats and 40 predominantly wireline carriers with licensed deployments of over one million mailbox seats each.

Our microbrowser software, Openwave Mobile Browser, is designed to be embedded in wireless devices and to deliver the mobile Internet and the applications of Services OS through a graphical user interface. As of September 30, 2001, over 166 million handsets have shipped with Mobile Browser embedded.

A majority of our sales have been to a limited number of customers, and sales are highly concentrated. Sales to KDDI and its related entities accounted for approximately 14% and 26% of total revenue for the three months ended September 30, 2000 and 2001, respectively. Sales to British Telecommunications PLC and its related entities accounted for approximately 11% and 8% of total revenue for the three months ended September 30, 2000 and 2001, respectively. No other customers have accounted for 10% or more of total revenue for the three months ended September 30, 2000 and 2001.

On August 8, 2000, Phone.com, Inc. and Software.com, Inc, signed an agreement to merge the two companies subject to stockholder approval, regulatory reviews and other conditions. On November 17, 2000, pursuant to the agreement, a wholly-owned subsidiary of Phone.com was merged with and into Software.com so that Software.com became a wholly-owned subsidiary of Phone.com. At the same time, Phone.com changed its name to Openwave Systems Inc. The merger was accounted for as a pooling-of-interests.

Donald Listwin, formerly an Executive Vice President of Cisco Systems, Inc., became the President and Chief Executive Officer of the combined company. In June 2001, Mr. Listwin also became Chairman of the Board, replacing Alain Rossmann, former Chief Executive Officer of Phone.com, who resigned from the Company that same month.

In August 2001, Kevin Kennedy, a former Senior Vice President of Cisco Systems, Inc., joined the Company to fill the newly-created position of Chief Operating Officer (COO). At the same time, John MacFarlane, the former Executive Vice President of Product Development was appointed to the newly-created position of Chief Technology Officer (CTO).

Many of our customers have decreased or delayed commitments to purchase our products due to continued weakness in the global economy, and, in particular, across the communications industry. This, coupled with the events that occurred on September 11/th/ and in its aftermath, have reduced the financial outlook for these customers, as well as our financial outlook.

On October 29, 2001, in response to economic conditions, we announced a restructuring plan that is expected to reduce our workforce by over 300 employees. In connection with that reduction, we will incur restructuring charges expected to be approximately $35 to $40 million during the second quarter ended December 31, 2001 to cover the costs of severance, elimination of excess facilities and related leasehold improvements, acceleration of the depreciation of certain property and equipment, and other restructuring-related charges. These charges will be recorded to align our cost structure with changing market conditions and to create a more efficient organization. We expect that the realignment will result in modest operational cost savings beginning in the second quarter ended December 31, 2001 and additional savings in subsequent quarters.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount (book value) of such assets may not be recoverable. Long-lived assets include goodwill, identifiable intangible assets, property and equipment, and investments in non-marketable securities. Events or circumstances that can affect the carrying amount of these assets include a decrease in the fair value of the underlying assets or a decrease in the benefits realized from the acquired assets or a change or a change in the operations of the acquired business. Fair value of identifiable intangible assets and property and equipment will be determined by independent appraisal. Fair value of goodwill will be determined by comparing our implied fair value, based on market capitalization, to the fair value of our identifiable assets and liabilities a manner similar to a purchase price allocation. Fair value of our investments in non-marketable securities will be determined by the investments current solvency, access to future capital, and the strategic importance to Openwave's vision. Recoverability of these assets is measured by comparing the carrying amount of each asset to the estimated future undiscounted net cash flows we expect that asset to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of its assets exceeds their fair value.

As of September 30, 2001, we had approximately $1.0 billion of goodwill and other intangible assets, which were primarily related to the acquisitions of APiON in October 1999, AtMotion in February 2000, Paragon in March 2000, and Onebox in April 2000. Since the date of the acquisitions, there has been a decline in our stock price such that our net book value has in the past and may in the future exceed our market capitalization. Furthermore, the demand for our services has been adversely affected by the general economic slowdown. As a result of these circumstances, we have begun an analysis to determine whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This includes an analysis of estimated useful lives of the assets. If the estimated future undiscounted net cash flows for the acquisitions are insufficient to recover the carrying value of the assets over their estimated lives, we will record an impairment of our goodwill, intangible assets and property and equipment. Asset impairment charges will be recognized in the quarter in which that analysis is concluded. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial position and reported results of operations.

Results of Operations

   Three  Months ended September 30, 2000 and 2001

Revenues

We generate three different types of revenue. License revenues are primarily associated with the licensing of our application and infrastructure software products to communication service providers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication services providers; and professional services revenues, which are primarily a result of consultants providing deployment and integration services to the communication service providers.

License Revenues

License revenues increased by 55% from $57.1 million for the quarter ended September 30, 2000 to $88.3 million for the quarter ended September 30, 2001. The increase in license revenues is due to an increase in our customer base and the wider adoption of wireless and wireline data services generally, which resulted in a higher number of active subscribers using our applications and infrastructure software. License revenues represented 71% and 75% of total revenues for quarters ended September 30, 2000 and 2001, respectively.

   Maintenance and Support Services Revenues

Maintenance and support services revenues increased by 82% from $10.5 million for the quarter ended September 30, 2000 to $19.2 million for the quarter ended September 30, 2001. The increase in maintenance and support services revenues reflects an increase in services provided to wireless device manufacturers and increased support fees from communication service providers. Maintenance and support services as a percent of total revenues represented 13% and 16% for quarters ended September 30, 2000 and 2001, respectively.

   Professional Services Revenues

Professional services revenues decreased by 26% from $13.2 million for the quarter ended September 30, 2000 to $9.7 million in the quarter ended September 30, 2001. The $3.5 million decrease in professional services revenue was primarily due to a decrease in the number of billable hours charged for implementations and other professional services provided to new customers during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Professional services as a percent of total revenues represented 16% and 8% for quarters ended September 30, 2000 and 2001, respectively.

   Cost of License Revenues

Cost of license revenues consists primarily of third-party license and related support fees, as well as costs associated with additional cost incurred due to new product offerings. Cost of licenses decreased by 25% from $5.6 million for the quarter ended September 30, 2000 to $4.2 million for the quarter ended September 30, 2001. As a percentage of license revenues, costs of license revenues represented 10% and 5% in the quarters ended September 30, 2000 and 2001, respectively. The $1.4 million decrease in cost of license revenues for the quarter ended September 30, 2001 was primarily attributed to the reduction of costs associated with our new product offerings as a result of the subcontracting of such services to a third party. We anticipate the cost of license revenues will remain constant as a percentage of related revenues in future operating periods.

   Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers. Cost of maintenance and support services increased by 24% from $6.3 million for the quarter ended September 30, 2000 to $7.8 million for the quarter ended September 30, 2001. As a percentage of maintenance and support services revenues, cost of maintenance and support services revenues in the quarters ended September 30, 2000 and 2001 represented 60% and 41%, respectively. The $1.5 million increase in cost of maintenance and support services was attributed to an increase in personnel dedicated to support the growth in wireless device manufacturers and communication service providers. We anticipate that the cost of maintenance and support services will remain relatively constant as a percentage of related revenues in future operating periods.

   Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in our professional services operations and related overhead. Cost of professional services revenues decreased by 26% from $8.0 million in the quarter ended September 30, 2000 to $5.9 million for the quarter ended September 30, 2001. As a percentage of professional services revenues, cost of professional services revenues in the quarters ended September 30, 2001 and 2000 were 61% in each respective period. The $2.1 million decrease in cost of professional services for quarter ended September 30, 2001 was attributed to a decrease in professional services revenue. We anticipate that the gross profit margin on professional services will remain relatively constant in future operating periods.

   Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased by 41% from $27.2 million in the quarter ended September 30, 2000 to $38.4 million in the quarter ended September 30, 2001. As a percentage of revenues, research and development expenses remained relatively flat from 34% for the quarter ended September 30, 2000 to 33% for the quarter ended September 30, 2001. We anticipate that the cost of research and development expenses will decrease in absolute dollars in future operating periods as a result of our product realignment and restructuring plan.

   Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, travel expenses, public relations, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased by 42% from $33.6 million for the quarter ended September 30, 2000 to $47.8 million for the quarter ended September 30, 2001. As a percentage of revenues, sales and marketing expenses remained relatively flat from 42% for the quarter ended September 30, 2000 to 41% for the quarter ended September 30, 2001. We expect to decrease our sales and marketing costs in absolute dollars in accordance with our restructuring plan.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased by 72% from $10.7 million for the quarter ended September 30, 2000 to $18.4 million in the quarter ended September 30, 2001. As a percentage of revenues, general and administrative expenses increased from 13% for the quarter ended September 30, 2000 to 16% for the quarter ended September 30, 2001. The increase in dollars was due primarily to the addition of personnel, additional provisions for doubtful accounts, and to a lesser extent, legal expenses associated with increased product licensing and patent activity. General and administrative expenses are expected to decrease in absolute dollars.

   Stock-Based Compensation Expense

Stock-based compensation expense totaled $4.7 million and $5.0 million for the quarters ended September 30, 2000 and 2001, respectively. All stock-based compensation expense is being amortized in a manner consistent with Financial Accounting Board Interpretation No. 28. Stock-based compensation expense remained relatively constant during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, and consisted of continued amortization of the deferred stock-based compensation expense related to acquisitions, as well as compensation expense recognized on warrants and restricted stock granted to executives. We expect stock-based compensation expense to increase during the year ended June 30, 2002 as compared to June 30, 2001 as a result of acquisitions, including Avogadro, which was completed in July 2001, and restricted stock granted to executives.

   Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets totaled $158.4 million and $159.0 million for the quarters ended September 30, 2000 and 2001, respectively, and primarily resulted from our acquisitions of Telarc, APiON and Angelica in October 1999 and the acquisitions of AtMotion in February 2000, Paragon in March 2000, Onebox in April 2000, bCandid and MyAble in June 2000, and Avogadro in July 2001. Amortization of goodwill and other intangible assets is computed using the straight-line basis over a three to five-year period. We expect amortization of goodwill and other intangible assets will be approximately $636.1 million for the fiscal year ending June 30, 2002. Consistent with FAS 142, goodwill resulting from the acquisition of Avogadro will not be amortized and is, therefore, not included in estimated amortization for the fiscal year ending June 30, 2002.

   Merger and Integration costs

As a result of the merger with Software.com, we recorded merger and integration costs of approximately $88.9 million during the year ended June 30, 2001. Merger costs, which totaled approximately $79.8 million, were comprised of banker's fees of $73.4 million, regulatory fees of $2.2 million, and professional services of $4.2 million. Integration costs of approximately $9.1 million related to the merger with Software.com included costs associated with the Company's name change and other consulting fees. During the quarter ended September 30, 2001, the Company increased its merger and integration costs by $570,000 to a total of $89.5 million for the entire merger as a result of additional professional services fees associated with the merger.

   Interest and Other Income, Net

Interest and other income, net decreased by $4.8 million or 58% from $8.3 million in the quarter ended September 30, 2000 to $3.5 million for the quarter ended September 30, 2001. The decrease is primarily attributed to a decrease in interest income as prevailing interest rates declined as evidenced by the federal funds rate, which averaged 6.50% during the quarter ended September 30, 2000 and averaged 3.6% during the quarter ended September 30, 2001, a decline of 2.9%. Accordingly, our yield on investments in marketable securities declined approximately 2.4% from approximately 6.6% in the quarter ended September 30, 2000 to 4.2% in the quarter ended September 30, 2001.

     Income Taxes

Income tax expense totaled $2.6 million and $4.0 million for the quarters ended September 30, 2000 and 2001, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes.

     Liquidity and Capital Resources

As of September 30, 2001, we had $303.7 million of cash, cash equivalents and short-term investments.

Net cash used for operating activities was $900,000 and $5.1 million for the quarters ended September 30, 2000 and 2001, respectively. The net cash used during the quarter ended September 30, 2001 was primarily attributable to a decrease in deferred revenue of $22.5 million, a $10.6 million decrease in accounts payable, and a $3.2 million increase in prepaid expenses and other assets, offset by an increase in accounts receivable of $20.3 million and an increase in accrued expenses of $9.3 million and after consideration of non-cash depreciation and amortization expenses of $167.3 million.

Net cash provided by (used for) investing activities was $10.6 million and $(1.7) million for the quarters ended September 30, 2000 and 2001, respectively. The net cash used for investing activities during the quarter ended September 30, 2001 primarily reflected purchases of property and equipment of $10.6 million, the investment of $2.0 million in a private entity, and an increase in restricted cash of $1.6 million, offset by net maturities from short-term and long-term investments of $9.3 million, and net cash provided by acquisitions of $3.2 million.

Net cash provided by financing activities was $12.0 million and $10.3 million for the quarters ended September 30, 2000 and 2001, respectively. The net cash provided by financing activities during the quarter ended September 30, 2001 primarily reflected $10.5 million in proceeds from the sale of put options and $1.6 million from the exercise of stock options, offset by the repurchase of treasury stock in the amount of $1.3 million and repayments of operating leases and our equipment loans and capitalized lease obligations of $400,000.

As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans, capitalized lease obligations, and obligations under certain put options. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. The lease commenced upon completion of construction in the fourth quarter of fiscal year ended June 30, 2001. The lease requires a base rent of $3.25 per square foot per month and will increase by 3.5% annually. The lease term is for a period of 12 years from the commencement date of the lease. The lease required that we pay leasehold improvements that totaled $29.3 million at September 30, 2001. The agreement further required that we provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, we guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit. During the quarter ended September 30, 2001 we guaranteed additional letters of credit and pledged approximately $1.6 million for additional new locations outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 4.2% interest, and the resulting income earned is not subject to any restrictions. As of September 30, 2001, the Company had a total maximum obligation that totaled $44.3 million due to 3.5 million put options that the Company had sold for cash, by physical delivery or net share settlement at the Company's election.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

We may not continue to grow our business or reach profitability.

We face a number of risks encountered by early stage companies in the wireless telecommunications and Internet software industries, including:

     o our need for communication service providers to launch and maintain commercial services utilizing our products;

     o our substantial dependence on products with only limited market acceptance to date;

     o our need to introduce reliable and robust products that meet the demanding needs of communication service providers and wireless device manufacturers;

     o    our dependence on a limited number of customers;

     o    our ability to anticipate and respond to market competition;

     o    our dependence upon key personnel;

     o the announcement or introduction of new or enhanced products or services by our competitors;

     o adverse customer reaction to technical difficulties or "bugs" in our software;

     o the growth rate and performance of wireless networks in general and of wireless communications in particular;

     o    the volume of sales by our distribution partners and resellers;

     o    our pricing policies and those of our competitors; and

     o our customers' willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

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

Because we expect to continue to incur significant product development, sales and marketing and administrative expenses, we will need to generate significant revenues to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on a number of factors outside of our control, including the extent to which:

     o there is market acceptance of commercial services utilizing our products;

     o our competitors announce and develop, or lower the prices of, competing products; and

     o our strategic partners dedicate resources to selling our products and services.

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

Our revenues and operating results are difficult to predict and may fluctuate significantly from period to period due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

     o delays in market acceptance or implementation by our customers of our products and services;

     o changes in demand by our customers for additional products and services;

     o    our lengthy sales and implementation cycles;

     o our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer;

     o    introduction of new products or services by us or our competitors;

     o    delays in developing and introducing new products and services;

     o changes in our pricing policies or those of our competitors or customers;

     o    changes in our mix of domestic and international sales;

     o    risks inherent in international operations;

     o changes in our mix of license, professional services and maintenance and support services revenues;

     o changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

     o general industry factors, including a slowdown in the telecommunication industry, either temporary or otherwise; and

     o general political and economic factors, including an economic slowdown or recession.



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

Our restructuring of operations may not achieve the results we intend and may harm our business.

In October 2001, we announced plans to restructure our business to streamline operations and reduce expenses, and which include cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we are unable to implement our restructuring effectively, or if we experience difficulties in carrying out the restructuring, our expenses could increase more quickly than we expect. If we find that our planned restructuring does not achieve our objectives, it may be necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

We may be unable to successfully integrate acquisitions of other businesses and technologies into our business or achieve the expected benefits of such acquisitions or business combinations.

To date, we have acquired (or combined with) numerous companies and technologies and may acquire additional companies or technologies or enter into additional business combinations in the future. We may not be able to successfully assimilate the personnel, operations and customers of these businesses or integrate their technology with our existing technology, products and services. Additionally, we may fail to achieve the anticipated synergies from such acquisitions, including product integration, marketing, product development, distribution and other operations synergies.

Entering into any acquisition or business combination entails many risks, any of which could materially harm our business, including:

     o    diversion of management's attention from other business concerns;

     o failure to assimilate the acquired or combined businesses or technologies with pre-existing businesses and technologies;

     o potential loss of key employees from either our pre-existing business or the acquired or merged business;

     o dilution of our existing stockholders as a result of issuing equity securities; and

     o assumption of liabilities of the acquired or merged company, business, or technology.

We may not be able to identify future suitable acquisition or business combination candidates, and even if we do identify suitable candidates, we may not be able to make these transactions on commercially acceptable terms, or at all. If we do acquire companies, businesses, or technologies or combine with other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. As a result, we may incur unexpected integration and product development expenses which could harm our results of operations. Further, we may have to utilize cash reserves, incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.


Our goodwill and other intangible assets may become impaired.

Due to rapidly changing market conditions, our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position. As of September 30, 2001, we had approximately $1.0 billion of goodwill and other intangible assets, which were primarily related to the acquisitions of APiON in October 1999, AtMotion in February 2000, Paragon in March 2000, and Onebox in April 2000. Since the date of the acquisitions, there has been a decline in our stock price such that our net book value has in the past and may in the future exceed our market capitalization. Furthermore, the demand for our services has been adversely affected by the general economic slowdown. As a result of these circumstances, we have begun an analysis to determine whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This includes an analysis of estimated useful lives of the assets. If the estimated future undiscounted net cash flows for the acquisitions are insufficient to recover the carrying value of the assets over their estimated lives, we will record an impairment of our goodwill, intangible assets and property and equipment, asset impairment charges will be recognized in the quarter in which that analysis is concluded. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial position and reported results of operations.


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

Fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between three months and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. We spend a substantial amount of time educating customers regarding the use and benefits of our products, and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Further, the emerging and evolving nature of the market for Internet-based services via wireless devices may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause our stock price to decline.

Our success depends on continued acceptance of our products and services by communication service providers and their subscribers.

Our future success depends on our ability to increase revenues from sales of our infrastructure software, applications and other services to communication service providers. This dependence is exacerbated by the relatively small number of communication service providers worldwide whose willingness to purchase our products is critical to our success. To date, only a limited number of communication service providers have implemented and deployed services based on our products. Furthermore, we are dependent upon the carriers having growth in subscriber adoption. We cannot assure you that communication service providers will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

The market for the delivery of Internet-based services is rapidly evolving, and we may not be able to adequately address this market.

The market for the delivery of Internet-based services is rapidly evolving. As a result, the life cycle of our products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, in which case our business could suffer. In addition, we cannot predict the rate of adoption by wireless subscribers of these services or the price they will be willing to pay for these services. As a result, it is extremely difficult to predict the pricing of these services and the future size and growth rate of this market.

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

We rely on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Sales to KDDI accounted for approximately 14% and 26% of total revenue for the three months ended September 30, 2000 and 2001, respectively. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues from each period for the foreseeable future. Any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunication industry is entering a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on a few customers who will be able to exert increased pressure on our prices and contractual terms in general.

Furthermore, with the consolidation of the Internet specifically in the area of Internet service providers (ISPs), future growth in sales to ISPs has and may continue to decline.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

A portion of our sales are derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have recently experienced losses due to customers failing to meet their obligations, primarily as a result of the weakened financial state of the wireless and telecommunications industry. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

If widespread integration of browser technology does not occur in wireless devices, our business could suffer.

Because our current software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use wireless devices enabled with our browser in order to fully utilize these features and functionality. Additionally, we expect that future versions of our software and related server-based software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer if widespread integration of our browser or WAP-compliant third-party browser software in wireless devices does not occur. All of our agreements with wireless device manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless devices. We may not succeed in maintaining and developing relationships with wireless device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner and in sufficient quantities, if at all.

If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

We have focused a significant amount of our efforts on mass-market wireless devices as the principal means of delivery of Internet-based services using our products. If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business could suffer. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while wireless devices historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based service in a rapidly evolving industry represents a significant risk to a primary standard emerging. If mobile individuals do not adopt wireless devices as a means of accessing Internet-based services, our business could suffer.

If unified messaging and instant messaging are not widely adopted by wireless device subscribers, our business could suffer.

We have focused a significant amount of efforts on the development of unified messaging and instant messaging applications for use on a variety of devices and specifically, wireless devices. If our customers do not adopt our unified messaging or instant messaging technology, our business could suffer materially. If mobile individuals do not adopt unified messaging and instant messaging applications as a means of communicating, our business could suffer.

If the GSM Association (GSMA) M-Services initiative is not successful, our business could suffer.

The GSMA M-Services initiative is an attempt by European communication service providers to reduce market fragmentation and offer advanced services in Europe. If the GSMA M-Services initiative is not adopted in sufficient numbers or not successful when deployed, then there will be less demand for our products in Europe and our business could suffer. In addition, if European communication service providers do not adopt our technology to meet the initiative, our business could suffer.

The market for our products and services is highly competitive.

The market for our products and services is competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP standard. Furthermore, some of our competitors, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

     o    wireless equipment manufacturers, such as Ericsson and Nokia;

     o    Wireless Knowledge, a subsidiary of Qualcomm;

     o    messaging software providers, such as Comverse;

     o systems integrators, such as CMG plc, and software companies, such as Microsoft, Oracle Corporation, iPlanet, a Sun/Netscape alliance and Critical Path;

     o    service providers, such as E-Commerce Solutions and InfoSpace;

     o    browser competitors, such as Nokia, Access, AU Systems and Microsoft;

     o    communication service providers, such as NTT DoCoMo; and

     o providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

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

In the unified messaging market, we face competition from established voice mail providers such as CMG, Comverse, and Internet-based unified messaging providers such as Critical Path. In the portal framework market, a number of companies have introduced products and services relating to mobile portals that compete with our products and services. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft MSN and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies.

In addition to the existing competitors listed above, voice mail solutions providers are expected to be competitors in the unified messaging market because of their existing relationships with service providers and ownership of technologies for the conversion of voice to data. If we are unable to compete effectively against existing or emerging competitors, our business, financial condition and operating results could suffer.

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

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of each of our current executive officers. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of the restructuring. Competitors and others have in the past, and may in the future, attempt to recruit our employees.

We may fail to support our operations.

To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy and further develop products and expand service capabilities, while managing anticipated growth by implementing effective planning and operating processes. If we fail to manage effectively, our business could suffer. To manage, we must:

     o successfully manage the business with fewer employees due to the planned restructuring;

     o continue to implement and improve our operational, financial and management information systems;

     o    hire, train and retain qualified personnel;

     o    continue to expand and upgrade core technologies;

     o effectively manage multiple relationships with various communication service providers, wireless device manufacturers, content providers, applications developers and other third parties; and

     o    successfully integrate the businesses of our acquired companies.

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

The infrastructure, products and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition and operating results could suffer. Because we are in the business of providing Internet infrastructure software, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications and other services. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet's infrastructure. The Internet has already experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses.

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

Our business depends on continued investment and improvement in communication networks and our customers' ability to operate their systems effectively.

Many of our customers and other communication service providers have made major investments in 2.5 generation ("2.5 g") networks that are intended to support more complex applications and to provide end users with a more satisfying user experience. If communication service providers delay their deployment of 2.5g networks or fail to roll out such networks successfully, there could be less demand for our products and services and our business could suffer. In addition, if communication service providers fail to continue to make investments in their networks or invest at a slower pace in the future, there may be less demand for our products and services and our business could suffer.

We depend on others to provide content and develop applications for wireless devices.

In order to increase the value to customers of our product platform and encourage subscriber demand for Internet-based services via wireless devices, we must successfully promote the development of Internet-based applications and content for this market. If content providers and application developers fail to create sufficient applications and content for Internet-based services via wireless devices, our business could suffer. Our success in motivating content providers and application developers to create and support content and applications that subscribers find useful and compelling will depend, in part, on our ability to develop a customer base of communication service providers and wireless device manufacturers large enough to justify significant and continued investments in these endeavors. In addition, we depend on the wireless device manufacturers to provide quality user-friendly handsets that enable the wireless Internet.

If we are unable to continue to successfully integrate our products with third-party technology, such as communication service providers' systems, our business may suffer.

Our products are integrated with communication service providers' systems and wireless devices. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. For example, if, as a result of technology enhancements or upgrades of these systems or devices, we are unable to integrate our products with these systems or devices, we could be required to redesign our software products. Moreover, many communication service providers use legacy, or custom-made, systems for their general network management software. Legacy systems and certain custom-made systems are typically very difficult to integrate with new server software. We may not be able to redesign our products or develop redesigned products that achieve market acceptance.

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

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely on a combination of patent, copyright, and trade secrets to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position. We rely on trademark law to protect our corporate brand.

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain limited escrow arrangements, we do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products and trademarks is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

International sales of products and services accounted for 71% of our total revenues for the quarter ended September 30, 2001. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in conducting business internationally include:

     o failure by us and/or third parties to develop localized content and applications that are used with our products;

     o    fluctuations in currency exchange rates;

     o problems caused by the ongoing conversion of various European currencies into a single currency, the Euro;

     o    any imposition of currency exchange controls;

     o unexpected changes in regulatory requirements applicable to the Internet or our business;

     o difficulties and costs of staffing and managing international operations;

     o    differing technology standards;

     o    export restrictions on encryption and other technologies;

     o difficulties in collecting accounts receivable and longer collection periods;

     o seasonable variations in customer buying patterns or electronic messaging usage;

     o    political instability, acts of terrorism or war;

     o    economic downturns;

     o    potentially adverse tax consequences;

     o reduced protection for intellectual property rights in certain countries;

     o    costs of localizing our products for foreign markets;

     o    contractual provisions governed by foreign laws; and

     o the burden of complying with complex and changing regulatory requirements.

Any of these factors could harm our international operations and, consequently, our business, financial condition and operating results.

The security provided by our products could be breached, in which case our reputation, business, financial condition and operating results could suffer.

The occurrence or perception of security breaches could harm our business, financial condition and operating results. A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Third parties may attempt to breach the security provided by our products, or the security of our customers' internal systems. If they are successful, they could obtain confidential information about our customers' end users, including their passwords, financial account information, credit card numbers or other personal information. Our customers or their end users may file suits against us for any breach in security. Even if we are not held liable, a security breach could result in costly litigation and harm our reputation. The perception of security risks, whether or not valid, could inhibit market acceptance of our products. Despite our implementation of security measures, our software is vulnerable to computer viruses, electronic break-ins, intentional overloading of servers and other sabotage, and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our customers might decide to stop using or licensing our software if their end users experience security breaches.

Future governmental regulation of the Internet could limit our ability to conduct our business.

Although there are currently few laws and regulations directly applicable to the Internet and commercial messaging, a number of laws have been proposed involving the Internet, including laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online messaging may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies, including us, that conduct business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services, which could decrease the demand for our services and could increase our cost of doing business or otherwise harm our business, financial condition and operating results. Moreover, the applicability of existing laws governing property ownership, sales and other taxes, libel and personal privacy to the Internet is uncertain and may take years to resolve.

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

Our stock price has experienced significant volatility. We expect that the market price of our common stock also will fluctuate in the future as a result of variations in our operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

     o    announcements or technological or competitive developments;

     o    acquisitions or strategic alliances by us or our competitors;

     o    the gain or loss of a significant customer or order;

     o changes in estimates or our financial performance or changes in recommendations by securities analysts; or

     o changes in financial performance of competitors and other companies in our industry.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. If a large number of shares of our stock relative to the trading volume of our stock are sold in a short period of time, our stock price may decline rapidly. In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. As described in Part II, Item 1, a stockholder class action complaint was filed against us. We may in the future be the targets of similar litigation. Securities litigation could result in substantial costs and divert management's time and resources, which could harm our business, financial condition and operating results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The tables below provide information about the Company's derivative financial instruments and financial instruments that are subject to market risk. These include: a foreign currency forward contract used to hedge a foreign currency deposit, which is subject to exchange rate risk, and available-for-sale short-term and long-term investments, which are subject to interest rate risk.

The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as "accounting hedges" and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.

The following summarizes the Company's foreign currency forward contract, which matures in May 2002, by currency, as of September 30, 2001(in thousands):

                                                             Contract                     Fair
                                                              Amount                    Value at
                                                              (Local      Contract    September 30,
                                                             Currency)     Amount      2001 (US$)
                                                             ---------    --------   -------------
Japanese yen ("YEN") (contract to pay Yen/receive US$)      (YEN)82,100    US$698    $          10

Contract amounts are representative of the expected payments to be made under these instruments. Derivatives, or portions of derivatives, that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

The following is a chart of the principal amounts of short-term investments, long-term investments, and restricted investments by expected maturity:

                                Expected maturity date for the year ended June 30,                      Cost Value      Fair Value
                                --------------------------------------------------                      ----------      ----------
                                                                                                       Sept 30, 2001  Sept 30, 2001
                                                                                                       -------------  -------------
                                    2002          2003           2004         2005         2006            Total
                                    ----          ----           ----         ----         ----        -------------
Corporate bonds                 $ 75,553       $39,079        $     -       $    -       $    -         $    114,632  $     115,426
Commercial Paper                  39,733         1,982              -            -            -               41,715         41,759
Federal Agencies                  17,740         8,876         24,992                                         51,608         51,999
                                --------       -------        -------       ------       ------         ------------  -------------
   Total                        $133,026       $49,937        $24,992       $    -       $    -         $    207,955  $     209,184
                                ========       =======        =======       ======       ======         ============  =============
     Weighted-average
      interest rate                 4.22%
                                    ====

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

PART II  Other Information

Item 1.  Legal Proceedings

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-00065, was filed in the U.S. District Court for the district of Delaware against us and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, we responded to the complaint. We denied the allegations that we have infringed any claim in either of the patents asserted against us. In addition, we asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by us and that the patents are also invalid and unenforceable. Although the parties have exchanged some written discovery, discovery is still in its initial stages and no trial date has been set. Based on the facts known to date, we believe that we have meritorious defenses and claims and does not believe resolution of this matter will have a material adverse effect on the financial condition of the Company.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against the Company and a former affiliate of the Company. The complaint alleges that the Company has infringed claims of a common law trademark that Opuswave Networks asserts it has acquired. On June 5, 2001, the Company responded to the complaint. The Company denied the allegations that the Company has infringed any trademark rights asserted against the Company. In addition, the Company asserted counterclaims against the plaintiff seeking a declaratory judgment that the asserted trademark rights are not infringed by the Company. On June 13, 2001, Opuswave Networks responded to the counterclaims denying its allegations. Discovery has not commenced and no trial date has been set. The Company and Opuswave Networks are engaged in settlement discussions. Based on the facts known to date, the Company believes that it has meritorious defenses and claims and intends to defend this suit if the parties do not settle. The Company does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

Based upon certain publicly available information, on November 5, 2001, a stockholder class action complaint was filed in the U.S. District Court for the Southern District of New York against us, certain of our current and former officers and the underwriters of our initial public offering and secondary offering. We have not been formally served and, as such, have not responded to the complaint. The complaint generally alleges that the defendants made material misrepresentations and/or omissions in prospectuses, dated June 10 and November 16, 1999, regarding certain alleged excessive and undisclosed commissions received by the underwriters in connection with the allocation of common stock in our initial public offering and secondary offering. Based upon our current understanding of the facts, we believe that the complaint is without merit, and do not believe resolution of this matter will have a material adverse effect on the financial condition of our Company.

Item 2.   Changes in Securities and Use of Proceeds

On July 13, 2001, in connection with our acquisition of Avogadro, Inc., or Avogadro, we issued 2,700,000 shares of our common stock to the existing stockholders of Avogadro in exchange for all of the outstanding shares of capital stock of Avogadro. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discount or commissions, or any public offering. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) because the California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California
Code to issue the securities.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        3.1       Restated Certificate of Incorporation of the Company
       10.1 Letter Amendment to Employment Agreement dated March 16, 2001 by and between the Company and Michael Mulica.
       10.2 Offer Letter dated August 25, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-k filed on September 28, 2001)

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, dated July 2, 2001, during the quarter ended September 30, 2001which reported "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits."

      The Company filed a Current Report on Form 8-K, dated July 13, 2001, during the quarter ended September 30, 2001 which reported "Item 5. Other Events."

      The Company filed a Current Report on Form 8-K, dated August 1, 2001, during the quarter ended September 30, 2001 which reported "Item 5. Other Events" and "Item 7. Exhibits."

      The Company filed a Current Report on Form 8-K, dated September 12, 2001, during the quarter ended September 30, 2001 which reported "Item 5. Other Events" and "Item 7. Exhibits."

      The Company filed a Current Report on Form 8-K, dated September 17, 2001, during the quarter ended September 30, 2001 which reported "Item 5. Other Events" and "Item 7. Exhibits."






                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2001

                                    OPENWAVE SYSTEMS INC.




                                    By:        /s/ ALAN BLACK
                                       -----------------------------------------
                                                  Alan Black
                                       Senior Vice President, Corporate Affairs
                                            and Chief Financial Officer
                                             (Principal and Financial
                                                Accounting Officer)