Form 10-Q
period 2001-12-31
OPENWAVE SYSTEMS INC
filed 2002-02-12
CIK 1082506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-16073

OPENWAVE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3219054 (I.R.S. Employer Identification No.)

1400 Seaport Blvd.
Redwood City, California 94063
(Address of principal executive offices, including zip code)

(650) 480-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of January 31, 2002 there were 174,483,287 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2001	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$158,496	$161,987
Short-term investments	85,086	186,506
Accounts receivable, net	120,269	153,701
Prepaid and other current assets	12,311	14,364

Total current assets	376,162	516,558

Property and equipment, net	90,237	98,582
Long-term and restricted cash and investments	124,199	41,873
Deposits and other assets	10,290	11,774
Goodwill and other intangible assets, net	538,017	1,056,928

	$1,138,905	$1,725,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of capital lease obligations and long-term debt	$428	$1,776
Accounts payable	6,997	20,600
Accrued liabilities	54,320	54,370
Restructuring reserve	20,923	—
Deferred revenue	64,855	90,262

Total current liabilities	147,523	167,008
Capital lease obligations and long-term debt, less current portion	—	754

Total liabilities	147,523	167,762

Commitments and contingencies

Stockholders’ equity:
Common stock	175	170
Additional paid-in capital	2,738,892	2,623,466
Deferred stock-based compensation	(12,920)	(6,079)
Treasury stock	(5,939)	—
Accumulated other comprehensive income (loss)	789	(247)
Notes receivable from stockholders	(612)	(684)
Accumulated deficit	(1,729,003)	(1,058,673)

Total stockholders’ equity	991,382	1,557,953

	$1,138,905	$1,725,715

See accompanying notes to condensed consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues:
License	$63,404	$79,960	$151,689	$137,061
Maintenance and support services	19,503	13,303	38,699	23,843
Professional services	10,479	16,475	20,165	29,646

Total revenues	93,386	109,738	210,553	190,550

Cost of revenues:
License	2,450	6,214	6,670	11,851
Maintenance and support services	8,754	7,070	16,581	13,377
Professional services	6,227	9,023	12,133	17,024

Total cost of revenues	17,431	22,307	35,384	42,252

Gross profit	75,955	87,431	175,169	148,298

Operating expenses:
Research and development	35,345	31,440	73,754	58,599
Sales and marketing	40,130	33,413	87,884	66,993
General and administrative	14,146	12,277	32,568	23,029
Restructuring costs	34,124	—	34,124	—
Stock-based compensation	4,423	1,562	9,409	6,236
Amortization and impairment of goodwill and other intangible assets	441,563	159,731	600,580	318,145
Accelerated amortization related to planned facility closings	1,931	—	1,931	—
Merger costs	—	79,565	570	79,565
Integration costs	—	3,529	—	3,529

Total operating expenses	571,662	321,517	840,820	556,096

Operating loss	(495,707)	(234,086)	(665,651)	(407,798)
Interest and other income(loss), net	(2,369)	7,175	1,101	15,491

Loss before income taxes	(498,076)	(226,911)	(664,550)	(392,307)
Income taxes	1,803	1,714	5,780	4,339

Net loss	$(499,879)	$(228,625)	$(670,330)	$(396,646)

Basic and diluted net loss per share	$(2.88)	$(1.38)	$(3.87)	$(2.42)

Shares used in computing basic and diluted net loss per share	173,452	165,088	173,015	163,614

See accompanying notes to the condensed consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(670,330)	$(396,646)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on sale of assets	305	—
Depreciation and amortization	340,099	326,008
Amortization of stock-based compensation	8,737	2,153
Nonemployee stock-based compensation	548	1,310
Employee stock-based compensation	—	2,422
Stock-based compensation settled in cash	(2,548)	(2,548)
Provision for (recovery of) doubtful accounts	(1,028)	2,254
Impairment of goodwill and other intangible assets	279,474	—
Write-down of nonmarketable equity securities	5,202	—
Restructuring costs	34,124	—
Changes in operating assets and liabilities:
Restructuring reserve	(6,711)	—
Accounts receivable	34,460	(39,318)
Prepaid expenses and other assets	(602)	(365)
Accounts payable	(13,603)	(3,561)
Accrued liabilities	(834)	55,451
Deferred revenue	(25,407)	9,976

Net cash used for operating activities	(18,114)	(42,864)

Cash flows from investing activities:
Purchases of property and equipment	(15,576)	(42,068)
Restricted cash and investments	(1,649)	—
Businesses acquired, net of cash received	2,298	(25,014)
Investment in nonmarketable equity securities	(2,000)	(2,086)
Purchases of short-term investments	(37,677)	(230,232)
Proceeds from sales and maturities of short-term investments	139,150	352,926
Purchases of long-term investments	(79,831)	—

Net cash provided by investing activities	4,715	53,526

Cash flows from financing activities:
Issuance of common stock	7,280	25,042
Net proceeds from put warrants	10,460	—
Repurchase of treasury stock	(5,939)	—
Repayment of notes receivable from stockholders	72	160
Repayments of capital lease obligations and long-term debt	(2,102)	(1,786)

Net cash provided by financing activities	9,771	23,416

Effect of exchange rate on cash and cash equivalents	137	26

Net increase (decrease) in cash and cash equivalents	(3,491)	34,104
Cash and cash equivalents at beginning of period	161,987	120,585

Cash and cash equivalents at end of period	$158,496	$154,689

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,789	$3,804

Cash paid for interest	$199	$563

Noncash investing and financing activities:
Common stock issued and options assumed in acquisition	$96,410	$—

Deferred stock-based compensation	$3,682	$—

Common stock issued to officers and employees in exchange for note receivable	$—	$361

See accompanying notes to condensed consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2001 and June 30, 2001, and the results of operations for the three and six month periods ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000. The following information should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

On November 17, 2000, a subsidiary of the Company merged with and into Software.com, Inc. (Software.com). The merger was accounted for as a pooling of interests. Accordingly, the financial information has been restated to reflect the combined financial position and operations of the Company and Software.com for all dates and periods presented.

(2)    Revenue Recognition

The Company’s three primary revenue categories consist of applications software products, which include messaging products; infrastructure software products, which include the Company’s Mobile Access Gateway; and customer services, which include maintenance and support and professional services.

The Company licenses its Mobile Access Gateway and applications software products primarily to communication service providers through its direct sales and channel partners. These license arrangements, which do not provide for right of return, are primarily perpetual licenses. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made available during the license term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

Cost of license revenues consist primarily of third-party license and support fees. Cost of maintenance and support services revenue consists of compensation and related overhead costs for personnel engaged in training and support services to communication services providers and wireless device manufacturers. Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in the professional services operations and related overhead costs.

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

Persuasive evidence of an arrangement exists.    It is the Company’s customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with the Company.

Delivery has occurred.    The Company’s software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the earlier of notification by the customer of acceptance or commercial launch of the software product by the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable.    The Company’s communication service provider customers generally pay a per-subscriber fee for the Company’s products which is negotiated at the outset of an arrangement. In these arrangements, the communications service provider normally licenses the right to activate a specified minimum number of end users to use the Company’s software products. Arrangement fees are generally due at least 80% within one year or less, regardless of the number of its customers the communications service provider has activated. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due. As the communications service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash-collected basis.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to new version coverage, maintenance and support services and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE on this basis. VSOE for new version coverage and maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from new version coverage and maintenance and support services is recognized ratably over their respective terms with new version coverage being included in license revenues. The Company recognizes revenue from time-based licenses ratably over the license term.

The Company also licenses its Mobile Browser software to wireless device manufacturers through its direct sales force and certain third parties. These license arrangements generally give the rights to receive product releases for porting to an unlimited unspecified number of devices, as well as, technical support and compliance verification. These arrangement fees are recognized as maintenance and support revenues ratably over the period that this right exists.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed.

The Company also enters into certain perpetual license arrangements where the entire license revenue is not recognized upon delivery:

•	Contracts where the arrangement fee is not considered fixed and determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due.

•
Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. Perpetual license revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed and determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed and determinable.

•
Certain arrangements permit the customer to pay the Company maintenance and support fees based only on the number of subscribers the customer has activated, rather than the number of activated subscribers to which the customer has committed under the perpetual license. Such arrangements will cause an implied maintenance and support obligation for the Company relating to unactivated subscribers. The Company, based upon the customer’s prior subscriber activation experience or other relevant factors, will assess whether a reasonable estimate can be made of the customer’s subscriber activation over the deployment period for the new arrangement. If such a deployment estimate can be made, the Company defers revenue equal to the difference between the VSOE of maintenance and support for the total commitment and the expected deployment period. If such an estimate cannot be made, the Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual perpetual license revenue to be recognized upon delivery. If such an arrangement also provides for fee terms that are not fixed and determinable, license fees are recognized as incremental subscribers are activated by the customer.

(3)    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations (SFAS No. 141) and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is currently prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

For business combinations completed prior to July 1, 2001 and accounted for by the purchase method, SFAS No. 141 provides that intangible assets that do not meet the separate identifiable intangible asset criteria prescribed by this pronouncement (e.g., assembled workforce, among others) be reclassified to goodwill as of the date of adoption of SFAS No. 142. Conversely, if a portion of the purchase price had been assigned to an intangible asset that meets the criteria for recognition apart from goodwill and that intangible asset is classified as part of goodwill for financial reporting purposes, the carrying amount of that intangible asset must be reclassified and reported separately from goodwill as of the date of adoption of SFAS No. 142 (July 1, 2002).

The Company applied the requirements of SFAS No. 141 to its acquisition of Avogadro, Inc. during the quarter ended September 30, 2001 and currently intends to apply SFAS No. 141 to all future acquisitions, if any.

SFAS No. 142 requires that goodwill not be amortized but rather tested for impairment at the “reporting unit level” (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an “operating segment,” as defined by SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. The Company’s identifiable intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the “estimated fair value” of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If the Company determines that goodwill is impaired, the Company must compare the “implied fair value” of the goodwill to its carrying amount to determine if there is an impairment loss. The “implied fair value” is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective for the Company beginning on July 1, 2002. However, goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the provisions of SFAS No. 142 from the date of the acquisition.

As of December 31, 2001, the Company had net goodwill of approximately $538.0 million. During the six months ended December 31, 2001, the Company acquired Avogadro, Inc. and recorded goodwill of approximately $79.4 million and acquired intangibles of $2.3 million. Under the Company’s current accounting treatment, the Company expects to have amortization expense resulting from goodwill and intangibles of approximately $518.0 million for the fiscal year ending June 30, 2002.

The Company is currently evaluating the impact the adoption of SFAS 142 may have on its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions as of July 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial statements related to long-lived assets held for use because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, Management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

In November 2001, the FASB issued Topic D-103 Income Statement Characterization of Reimbursements Received for ‘out-of-pocket’ Expenses Incurred, whereby the FASB concluded that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the income statement. The Company will adopt the conclusion of Topic D-103 during the three months ended March 31, 2002. If the Company had adopted the requirements of Topic D-103 during the reported periods, the result would have been an increase in both Revenue and Cost of Goods Sold by $377,000 and $619,000 for the three months ended December 31, 2001 and 2000, respectively, and $991,000 and $1.5 million for the six months ended December 31, 2001 and 2000, respectively.

(4)    Derivative Financial Instruments

The Company operates internationally and thus is exposed to potentially adverse movements in foreign currency rate changes. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on cumulative net monetary balance sheet positions and underlying asset amounts. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts as “accounting hedges” and, accordingly, adjusts these instruments to fair value through earnings in the period of change.

The following summarizes the Company’s foreign currency forward contracts, which mature through May 2002, by currency as of December 31, 2001, and are recorded at fair value in “Prepaid and other” within the balance sheet (in thousands):

	Contract Amount (Local Currency)	Contract Amount		Fair Value at December 31, 2001 (US$)
Foreign Currency Spot Contract:
Japanese yen (“YEN”) (contract to pay Yen/receive US$)	(YEN)82,100	US$	708	$82
Forward Currency Purchased Call Option:
British Pound Sterling	(GBP) 3,800	US$	5,407	$(174)
Forward Currency Purchased Put Option:
British Pound Sterling	(GBP) 3,800	US$	5,407	$15

In connection with the Company’s stock repurchase program, the Company has also sold put options on the Company’s common stock and has the option to settle in the Company’s stock, and thus have been recorded as equity under guidance EITF 00-19 (See Note 13).

(5)    Business Combinations

(a)    Pooling-of-Interests

Software.com

On November 17, 2000, the Company merged with Software.com in a transaction that was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented. Software.com was incorporated in October 1994. Software.com developed Internet infrastructure software based on open standards and protocols for Internet and telecommunications service providers. The Company issued 94,506,060 shares of its common stock in exchange for all of the issued and outstanding common stock of Software.com. The Company also reserved 12,520,161 shares for issuance in connection with the assumption of Software.com’s outstanding options, and employee stock purchase plan. In connection with the merger, the Company and Software.com have incurred approximately $89.4 million in merger and integration expenses through the thirteen months ended December 31, 2001, of which $570,000 were incurred during the six months ended December 31, 2001.

Separate operating results of the combined entities prior to their date of combination for the three and six months ended December 31, 2001 and 2000, are shown below (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues:
Openwave	$93,386	$72,185	$210,553	$118,658
Software.com	—	37,553	—	71,892

Combined	$93,386	$109,738	$210,553	$190,550

Net loss:
Openwave	$(499,879)	$(196,880)	$(670,330)	$(361,928)
Software.com	—	(31,745)	—	(34,718)

Combined	$(499,879)	$(228,625)	$(670,330)	$(396,646)

The above data exclude revenues and cost of revenues between the combined entities for the three months ended December 31, 2000 of $1.2 million and $1.1million, respectively. The above data exclude revenues and cost of revenues between the combined entities for the six months ended December 31, 2000 of $4.5 million and $2.3 million, respectively.

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

Allocated Purchase Price Components
Purchase Price	Goodwill	Developed Technology	Deferred Stock-Based Compensation	Net Tangible Assets Acquired
$97,514	$79,414	$2,270	$11,900	$3,930

The net tangible assets of approximately $3.9 million are comprised of cash of $3.6 million, prepaids of $140,000 and fixed assets of $420,000, offset by assumed liabilities of $260,000.

The developed technology is being amortized at a cost of $2.3 million either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be three years. The Company also acquired the majority of the employees of Avogadro, including its engineering team, and expects to generate revenue from future products derived from the acquired developed technology and related support and maintenance services. Under SFAS No. 141, the fair value of the acquired assembled workforce does not meet the criteria for separate recognition and thus is included as part of the goodwill acquired. The Company paid the following in connection with its acquisition of Avogadro (in thousands):

Purchase Price
Common Stock		Assumption of Stock Options
Shares	Amount	Shares	Amount	Closing and related costs	Total
2,628	$94,002	72	$2,258	$1,254	$97,514

The value of the common stock issued was determined based on the average market price of the Company’s common stock over the five trading day period beginning two trading days prior to the announcement date of the acquisition. The options assumed in the above acquisitions were valued using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2 years; 0% dividend yield; 129% volatility and risk free interest rate of 5.5%.

The following table shows unaudited pro forma revenue, basic and diluted net loss per share of the Company, including the results of Avogadro as if Avogadro had been acquired as of July 1, 2000 (in thousands, except per share data). Pro forma net loss for the three months ended December 31, 2001 and 2000 and the six months ended December 31, 2001 and 2000 includes the impact of amortization of goodwill and intangible assets and deferred stock-based compensation of $(1.1) million and $2.3 million, and $(2.0) million and $4.6 million, respectively.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2001	2000	2001	2000
Revenue	$93,386	$109,738	$210,553	$190,550

Net loss	$(498,744)	$(231,739)	$(668,342)	$(402,332)

Basic and diluted net loss per share	$(2.88)	$(1.38)	$(3.86)	$(2.42)

Shares used in pro forma basic and diluted per share computation	173,452	167,788	173,015	166,314

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(6)    Asset Impairment and Other Intangible Assets and Equity Investments

The Company performs an impairment assessment of goodwill and identifiable assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. In October 2001, the Company began a series of detailed functional reviews to determine a new strategy in light of the further deterioration in the telecommunications industry, illustrated by longer selling cycles and restricted capital for communication service providers. During this evaluation period, Management examined products, customer base and geography with a focus on significantly improving the Company’s cost structure and profitability. Based on these criteria, the Company determined which products it will continue to support and sell and, thereby, determined which assets will continue to have future strategic value and benefit.

As a result of this analysis, the Company identified certain acquired product technologies and other acquisition-related intangible assets where the carrying amount may not be recoverable. These assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For those assets that were acquired in a business combination accounted for using the purchase method, the goodwill that arose from the transaction was included as part of the asset grouping in determining recoverability in accordance with SFAS 121. If the sum of the expected future cash flows, which is the estimated future cash flows expected to result from the use of the assets and their eventual disposition, was less than the carrying amount of the assets, the Company recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeded the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3%. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect Management’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital, using the expected return on the market portfolio and the Company’s beta. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with APB 17. As a result of the impairment analysis, the Company recorded a $279.5 million impairment charge during the three months ended December 31, 2001 within “Amortization and impairment of goodwill and other intangible assets” in the Company’s results from operations. The $538.0 million of goodwill and intangible assets remaining on the Company’s balance sheet at December 31, 2001 includes $329.5 million of goodwill and intangible assets related to the Onebox acquisition. The Company determined that these assets were not impaired since certain technologies acquired in this acquisition are included as part of the Company’s unified messaging product line.

The Company regularly performs an impairment assessment of its strategic equity investments in private companies. In performing an impairment assessment, the Company considers the following factors, among others, in connection with the business in which investments have been made: the business’ current solvency, product development progress, results compared to plan and future access to capital. Based on a comprehensive analysis of each of these factors, the Company determined that two investments, aggregating $4.9 million, in privately-held companies had incurred a decline in value that was considered other-than-temporary. This charge was included within “Interest and other income (loss), net” in the Company’s results from operations during the three months ended December 31, 2001 and a $5.2 million charge for the six months ended December 31, 2001. As of December 31, 2001, the remaining book value of strategic investments was approximately $4.5 million.

(7)    Geographic, Segment, Significant Customer Information

The Company’s chief operating decision maker is the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The Company operates in one distinct operating segment: the development and delivery of applications, infrastructure software, and customer services for communication service providers. The disaggregated information reviewed on a product category basis by the CEO includes: Applications, Infrastructure Software, and Customer Services.

The Company’s applications enable end users to exchange electronic mail, facsimile, voice mail, instant messaging, and multimedia messages from personal computers (PC’s), wireline telephones and mobile devices. The Company’s applications include, but are not limited to, e-mail, mobile e-mail, instant messaging and unified messaging products.

The Company’s infrastructure software products contain the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. One set of the Company’s infrastructure software products, including Mobile Access Gateway and Mobile Browser among others, enables Internet connectivity and Web browsing from mobile devices and synchronization of information among networks, mobile devices and PC’s, using a variety of protocols. Another set of the infrastructure software provides mobile location and presence information and a directory that serves as a standards-based repository of information about users and devices in the network.

Finally, the Company provides Customer Services to help its customers design, install, deploy, manage, maintain and support the Company’s products and overall Internet implementations.

The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues:
Applications	$28,335	$35,495	$72,876	$66,339
Infrastructure software	35,069	43,363	78,813	68,311
Customer services	29,982	30,880	58,864	55,900

Total revenues	$93,386	$109,738	$210,553	$190,550

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Japan and Europe. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues:
Americas	$41,587	$48,096	$83,234	$83,645
Europe, Middle East, Africa	22,164	32,804	53,590	56,048
Japan	21,407	22,387	58,001	37,321
Asia Pacific	8,228	6,451	15,728	13,536

Total revenues	$93,386	$109,738	$210,553	$190,550

Information regarding the Company’s revenues in different countries is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues:
United States	$31,215	$40,086	$65,194	$69,453
Japan	21,407	22,387	58,001	37,321
United Kingdom	10,345	14,188	22,694	24,381
Other foreign countries	30,419	33,077	64,664	59,395

Total revenues	$93,386	$109,738	$210,553	$190,550

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

Significant customer information is as follows:

	% of Total Revenue
Customer	Three Months Ended December 31, 2001	Three Months Ended December 31, 2000	Six Months Ended December 31, 2001	Six Months Ended December 31, 2000	% of Total Accounts Receivable December 31 , 2001
KDDI	17%	15%	22%	14%	4%
mmO2	10%	12%	9%	12%	6%
Verizon	11%	5%	6%	4%	8%

(8)    Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

	December 31
	2001		2000
Shares issuable under stock options	24,190	(a)	32,772
Shares of restricted stock subject to repurchase	1,433		806
Shares issuable pursuant to warrants to purchase common stock	237		237

(a)
Excluded from the calculation of shares issuable under stock options are the shares to be issued as a result of the stock option exchange program described in Note 12, whereby the Company is obligated to grant replacement options to acquire a maximum of 15.0 million shares of the Company’s common stock. Included in the shares issuable under stock options are the 5.3 million shares to be issued as a result of the options granted in October 2001 to the CEO as described in Note 14.

The weighted-average exercise price of stock options outstanding was $13.71 and $48.35 as of December 31, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock was $0.43 and $0.72 as of December 31, 2001 and 2000, respectively. The weighted-average exercise price of warrants was $2.39 and $2.44 as of December 31, 2001 and 2000, respectively.

(9)    Long-term and restricted cash and investments

The Company classifies all of its long-term investments as available-for-sale and, accordingly, records them at fair value. The following summarizes the Company’s long-term investments and restricted cash and investments:

	December 31, 2001	June 30, 2001
Unrestricted investments at estimated fair value (various maturities through year ending June 30, 2004)	$101,850	$21,173
Restricted cash and investments	22,349	20,700

Total	$124,199	$41,873

The increase of approximately $80.7 million in unrestricted investments was due to the Company investing in longer term investments in order to achieve higher returns.

(10)    Accounts Receivable, net

Accounts receivable is recorded net of allowance for doubtful accounts totaling $9.4 million and $10.5 million as of December 31, 2001 and June 30, 2001, respectively.

(11)    Other Comprehensive Loss

Other comprehensive loss includes net loss, unrealized gains on investments available-for-sale, and foreign currency translation adjustments.

Other comprehensive loss is comprised of (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net loss	$(499,879)	$(228,625)	$(670,330)	$(396,646)
Other comprehensive income(loss):
Change in accumulated foreign currency translation adjustment	—	191	138	27
Change in accumulated unrealized gain (loss) on Marketable Securities	(222)	527	898	823

Total comprehensive loss	$(500,101)	$(227,907)	$(669,294)	$(395,796)

The components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	December 31, 2001	June 30, 2001
Unrealized gain on investments	$975	$76
Cumulative translation adjustments	(186)	(323)

Accumulated other comprehensive income (loss)	$789	$(247)

(12)    Tender Offer

On August 2, 2001, the Company announced a voluntary stock option exchange program for its employees, except for the Company’s Chief Executive Officer and employees located in Australia, where such programs have certain undesirable tax consequences. Members of the Company’s Board of Directors and consultants holding options also were ineligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date. Options to acquire a total of 35,832,309 shares of the Company’s common stock with exercise prices ranging from $163.13 to $0.01 were eligible to be exchanged under the program.

As a result of the stock option exchange program, the Company is obligated to grant replacement options to acquire a maximum of 15.0 million shares of the Company’s common stock. The exercise price of the replacement options will be equal to the fair market value of the Company’s common stock on the future date of grant, which will be determined by the Compensation Committee of the Board of Directors. The program required a participant electing to exchange any options to also exchange any other options granted to him or her during the six months before or after the expiration of the tender offer. The stock option exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable award accounting.

(13)    Openwave Stock Repurchase Program

In September 2001 the Company announced that its Board of Directors had authorized a stock repurchase program of up to five million shares of common stock. Any purchases under the Company stock repurchase program may be made in the open market, in privately negotiated transactions, or through the use of derivative securities. As of December 31, 2001, the Company had repurchased 700,000 shares at a weighted-average price of $8.48 on the open market and, therefore, had 4.3 million shares still available for repurchase under the current plan. As of December 31, 2001, the Company also had sold 3.5 million put options under the program that entitle the holder of each option to sell to the Company, for cash, by physical delivery of shares or net share settlement at the Company’s election, one share of common stock at a specified price. The cumulative net proceeds to the Company from the sale of these put options were initially recorded at the fair value of $10.5 million and were recorded as additional paid-in-capital. Should the stock price decline to certain predetermined levels, the Company may have to repurchase the put options for cash or stock settlement. On February 4, 2002, the Company’s closing price fell below the contractual minimum on 1.0 million put options. Therefore, the Company chose the option to pay approximately $6.6 million to settle the obligation and recorded a decrease to additional paid-in capital. The remaining 2.5 million options could potentially result in a cash or stock settlement of approximately $23.0 million, should the stock price decline below the respective minimum and prior to the maturity date of each respective option contract. Should the remaining put options become exercised at the respective maturity dates, the potential cash outlay to repurchase the shares would be $32.0 million and would be recorded as a decrease to additional paid-in capital, if the Company elects to settle in cash.

(14)    Executive Stock Compensation

During the quarter ended September 30, 2001, the Compensation Committee of the Board of Directors of the Company granted 210,000 restricted shares of the Company’s common stock to certain executive officers. The restricted shares will vest through July 2003. During the six months ended December 31, 2001, the Company recorded deferred stock-based compensation totaling $3.6 million. The deferred stock-based compensation consists of $3.15 million resulting from the grant of the 210,000 restricted shares, and the remaining $450,000 arising from a loan to an employee in connection with the grant of stock options. The loan guarantees an intrinsic value of the stock options in March 2005 of $450,000. This has been accounted for as compensation cost over the service period equal to the loan amount.

In April 2001, in consideration of the Chief Executive Officer’s prior cancellation of options to purchase a total of 6 million shares of the Company’s common stock, the Compensation Committee of the Board had agreed to grant the CEO options to purchase a total of 5.8 million shares of the Company’s common stock on a date that falls between 6 and 7 months from the April 12, 2001 cancellation date. In October 2001, the CEO waived his right to the new options with respect to 500,000 shares of the Company’s common stock. Therefore, in satisfaction of the Company’s obligation to grant additional shares to the CEO, the Company granted options to him to purchase a total of 5.3 million shares of the Company’s common stock. The new options have an exercise price equal to the fair market value on the date of grant and the same 4-year vesting schedule and vesting commencement date in September 2000 as the cancelled options. The vesting of these shares are subject to acceleration in connection with a change of control as provided in the CEO’s employment agreement dated September 18, 2000.

(15)    Commitments and Contingencies

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

Based upon certain publicly available information, on November 5, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and the underwriters of the Company’s initial public offering and secondary offering. The Company has not been formally served and, as such, has not responded to the complaint. The complaint generally alleges that the defendants made material misrepresentations and/or omissions in prospectuses, dated June 10 and November 16, 1999, regarding certain alleged excessive and undisclosed commissions received by the underwriters in connection with the allocation of common stock in the Company’s initial public offering and secondary offering. It also alleges that the underwriters entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The claims against the Company and its current and former officers are based on the secondary offering only. No specific damages are claimed. The Company is aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the

Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. Based upon the Company’s current understanding of the facts, the Company believes that the complaint is without merit, and does not believe resolution of this matter will have a material adverse effect on the financial condition of the Company.

(16)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability discussed in Note 6 above, the Company announced a restructuring plan that will, among other things, reduce the Company’s workforce by approximately 400 employees, of whom approximately 300 were terminated during the three months ended December 31, 2001. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $34.1 million to cover the costs of severance, elimination of excess facilities and related leasehold improvements and other restructuring related charges. In addition, the Company incurred accelerated amortization charges in the amount of $1.9 million for assets related to the planned facility closings. The following table sets forth the restructuring activity through December 31, 2001:

	Restructuring and other Charges	Cash Payments	Noncash Charges	Accrual Balance at December 31, 2001
Facility and equipment costs	$20,564	$(1,694)	$(5,020)	$13,850
Severance and employment related charges	10,768	(4,567)	—	6,201
Other charges	2,792	(450)	(1,470)	872

	$34,124	$(6,711)	$(6,490)	$20,923

Facility and equipment costs primarily represent remaining lease liabilities related to offices in Asia Pacific, Europe, and North America that were vacated, as part of the restructuring program. As of December 31, 2001, the remaining $13.9 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid through various dates by November 2012. The noncash charges in the amount of $6.5 million includes the write-off of certain software license arrangements and leasehold improvements on facilities to be permanently vacated as part of the restructuring plan.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 400 employees, of which 49% were in research and development, 41% in sales and marketing, and 10% in general and administrative functions. The accrual balance of $6.2 million as of December 31, 2001 is expected to be paid by the third quarter of fiscal year 2002.

Other charges consist of fees resulting from the termination of a software license arrangement, various operating lease buyout charges, and other fees. The remaining $0.9 million is expected to be paid by the third quarter of fiscal year 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors”. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and in other documents the Company files from time to time with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, the Company’s mostly recently filed annual report on Form 10-K for the fiscal year ended June 30, 2001, quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001, and any other reports filed by the Company after June 30, 2001.

Overview

We are a leading provider of applications software, infrastructure software, and services that enable the convergence of the Internet and wireless communications. We were incorporated in Delaware in 1994. Our customers are primarily communication service providers, including wireless and wireline carriers, Internet service providers, portals and broadband providers worldwide. Our Openwave™ Services Operating System (Services OS) is a suite of Internet protocol (IP) -based software products designed to be installed on communication service providers’ systems. Services OS™ is designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML, to allow our operator customers to deploy our products and to integrate our offerings into existing installed technology.

Using our software, communication service providers can offer Internet services to their wireless and wireline subscribers, and wireless device manufacturers can turn their mass-market mobile phones, personal digital assistants and other wireless devices into mobile Internet appliances. Wireless subscribers thus can gain access to Internet- and corporate intranet-based services, including e-mail, news, stocks, weather, travel and sports. In addition, subscribers can also gain access via their wireless devices to communication service providers’ intranet-based telephony services, which may include over-the-air activation, call management, billing history information, pricing plan subscription and voice message management. As of December 31, 2001, we had 30.0 million active mobile subscribers.

Communication service providers using our software can also provide their subscribers with a variety of messaging applications, including e-mail, mobile e-mail, instant messaging, unified messaging (single inbox for e-mail, voice mail, and facsimile) as well as short messaging services. As of December 31, 2001, we had 193.9 million licensed mailbox seats and 41 predominantly wireline carriers with over one million licensed mailbox seats each.

Our microbrowser software, Openwave Mobile Browser, is designed to be embedded in wireless devices and to deliver the mobile Internet and the applications of Services OS through a graphical user interface.

A majority of our sales have been to a limited number of customers and our sales are highly concentrated. Sales to KDDI and its related entities accounted for approximately 15% and 17% of total revenue for the three months ended December 31, 2000 and 2001, respectively, and 14% and 22% of total revenue for the six months ended December 31, 2000 and 2001, respectively. Sales to mmO2 plc, formerly reported as British Telecommunications plc and its related entities, accounted for approximately 12% and 10% of total revenue for the three months ended December 31, 2000 and 2001, respectively, and 12% and 9% of total revenue for the six months ended December 31, 2000 and 2001, respectively. Verizon, Inc. and its related entities accounted for 5% and 11% of total revenues for the three months ended December 31, 2000 and 2001, respectively, and 4% and 6% of total revenues for the six months ended December 31, 2000 and 2001, respectively. No other customers have accounted for 10% or more of total revenue for the three and six months ended December 31, 2000 and 2001.

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

In August 2001, Kevin Kennedy, former senior vice president of Cisco Systems joined the Company to fill the newly-created position of Chief Operating Officer (COO). At the same time, John MacFarlane, the former Executive Vice President of Product Development was appointed to the newly-created position of Chief Technology Officer (CTO).

Critical Accounting Policies and Judgments

Certain of our critical accounting policies and judgments are of a recurring nature, such as those for revenue recognition and allowance for doubtful accounts receivable, and others are of a nonrecurring nature, such as those for the restructuring-related assessments and impairment assessments. Each of these critical areas is discussed below.

Revenue Recognition

Our three primary revenue categories consist of applications software products, which include messaging products; infrastructure software products, which include the Company’s Mobile Access Gateway; and customer services, which include maintenance and support and professional services.

We license our Mobile Access Gateway and applications software products primarily to communication service providers through our direct sales and channel partners. These license arrangements, which do not provide for right of return, are primarily perpetual licenses. As part of our license arrangements with communication service providers, we offer new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made available during the license term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

Cost of license revenues consist primarily of third-party license and support fees. Cost of maintenance and support services revenue consists of compensation and related overhead costs for personnel engaged in training and support services to communication services providers and wireless device manufacturers. Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in the professional services operations and related overhead costs.

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    It is our customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with us.

Delivery has occurred.    Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the earlier of notification by the customer of acceptance or commercial launch of the software product by the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable.    Our communication service provider customers generally pay a per-subscriber fee for our products which is negotiated at the outset of an arrangement. In these arrangements, the communications service provider normally licenses the right to activate a specified minimum number of end users to use our software products. Arrangement fees are generally due at least 80% within one year or less, regardless of the number of its customers the communications service provider has activated. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due. As the communications service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to new version coverage, maintenance and support services and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE on this basis. VSOE for new version coverage and maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from new version coverage and maintenance and support services is recognized ratably over their respective terms with new version coverage being included in license revenues. We recognize revenue from time-based licenses ratably over the license term.

We also license our Mobile Browser software to wireless device manufacturers through our direct sales force and certain third parties. These license arrangements generally give the rights to receive product releases for porting to an unlimited unspecified number of devices, as well as, technical support and compliance verification. These arrangement fees are recognized as maintenance and support revenues ratably over the period that this right exists.

Our professional services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. We generally recognize revenue from professional services as the services are performed.

We also enter into certain perpetual license arrangements where the entire license revenue is not recognized upon delivery:

•	Contracts where the arrangement fee is not considered fixed and determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due.

•
Certain arrangements where we agree to provide the customer with unspecified additional products for a specified term which are not covered by our new version coverage offering. Perpetual license revenue from such arrangements is recognized ratably over the term we are committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed and determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed and determinable.

•
Certain arrangements permit the customer to pay us maintenance and support fees based only on the number of subscribers the customer has activated, rather than the number of activated subscribers to which the customer has committed under the perpetual license. Such arrangements will cause an implied maintenance and support obligation for us relating to unactivated subscribers. Based upon the customer’s prior subscriber activation experience or other relevant factors, we will assess whether a reasonable estimate can be made of the customer’s subscriber activation over the deployment period for the new arrangement. If such a deployment estimate can be made, we defer revenue equal to the difference between the VSOE of maintenance and support for the total commitment and the expected deployment period. If such an estimate cannot be made, we defer revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual perpetual license revenue to be recognized upon delivery. If such an arrangement also provides for fee terms that are not fixed and determinable, license fees are recognized as incremental subscribers are activated by the customer.

Accounts Receivable

Accounts receivable is recorded net of allowance for doubtful accounts totaling $9.4 million and $10.5 million as of December 31, 2001 and June 30, 2001, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.

Impairment Assessment

We perform an impairment assessment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. In October 2001, we began a series of detailed functional reviews to determine a new strategy in light of the further deterioration in the telecommunications industry, illustrated by longer selling cycles and restricted capital for communication service providers. During this evaluation period, we examined products, customer base and geography with a focus on significantly improving our cost structure and profitability. Based on these criteria, we determined which products we will continue to support and sell and, thereby, determined which assets will continue to have future strategic value and benefit.

As a result of this analysis, we identified certain acquired product technologies and other acquisition-related intangible assets where the carrying amount may not be recoverable. These assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For those assets that were acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction was included as part of the asset grouping in determining recoverability in accordance with SFAS 121. If the sum of the expected future cash flows, which is the estimated future cash flows expected to result from the use of the assets and their eventual disposition, was less than the carrying amount of the assets, we recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeded the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3%. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect our best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the expected return on the market portfolio and our beta. In addition, where all of the assets related to a specific acquisition had been abandoned, goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with APB 17. As a result of the impairment analysis, we recorded a $279.5 million impairment charge during the three months ended December 31, 2001 within “Amortization and impairment of goodwill and other intangible assets” in our results from operations. The $538.0 million of goodwill and intangible assets remaining on our balance sheet at December 31, 2001 include $329.5 million of goodwill and intangible assets related to the Onebox acquisition. We determined that these assets were not impaired since certain technologies acquired in this acquisition are included as part of our unified messaging product line. The remaining goodwill and intangibles will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of approximately $98.0 million for the quarters ended March 31, 2002 and June 30, 2002, respectively. Due to the constantly changing nature of the business sector in which we operate, evolving customer demands and rapid product obsolescence, it is possible that additional impairment of goodwill and identifiable intangible assets could occur in the near term.

We regularly perform an impairment assessment of our strategic equity investments in private companies. In performing an impairment assessment, we consider the following factors, among others, in connection with the business in which investments have been made: the business’ current solvency, product development progress, results compared to plan and future access to capital. Based on a comprehensive analysis of each of these factors, we determined that two investments, aggregating $4.9 million, in privately-held companies had incurred a decline in value that was considered other-than-temporary. This charge was included within “Interest and other income (loss), net” in our results from operations during the three months ended December 31, 2001 and a $5.2 million charge for the six months ended December 31, 2001. As of December 31, 2001, the remaining book value of strategic investments was approximately $4.5 million. Due to the rapid changes occurring in the business sectors in which our strategic investments operate and the inherent risk associated with investments in early stage technology companies, it is possible that additional impairment charges will be necessary in the near term.

Restructuring

As a result of our change in strategy and our desire to improve our cost structure and profitability discussed above, we announced a restructuring plan that will, among other things, reduce our workforce by approximately 400 employees, of which approximately 300 employees were terminated during the three months ended December 31, 2001. In connection with the implementation of the restructuring plan, during the three months ended December 31, 2001, we incurred $34.1 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included costs of severance, elimination of excess facilities and related leasehold improvements, and other restructuring-related charges. We expect to pay $8.6 million of the restructuring costs during the third quarter of fiscal year 2002, $1.9 million in the fourth quarter of fiscal year 2002, and $10.4 million thereafter throughout the year ended 2012. Our estimate of costs associated with abandonment of facilities includes real estate broker estimates of sublease income that take into consideration the type and condition of the subject property, the local commercial real estate market, expectations about time to obtain a sublessee, among other considerations. It is possible that the actual sublease income may differ materially from those estimates resulting in additional charges in future periods. We believe that the restructuring effort will lead to a $25.0 million cost savings per quarter by the end of the third quarter of fiscal year 2002, of which 42% will be realized in the research and development departments, 44% in the sales and marketing departments, and 14% in the general and administrative departments.

Results of Operations

Three and Six Months ended December 31, 2000 and 2001

Revenues

We generate three different types of revenue. License revenues are primarily associated with the licensing of our application and infrastructure software products to communication service providers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication services providers; and professional services revenues, which are primarily a result of providing deployment and integration consulting services to communication service providers.

License Revenues

License revenues decreased from $80.0 million for the three months ended December 31, 2000 to $63.4 million for the three months ended December 31, 2001, and increased from $137.1 million for the six months ended December 31, 2000 to $151.7 million for the six months ended December 31, 2001. The decrease of $16.6 million in revenue for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000, was attributed to the economic downturn and a decrease in messaging subscriber adoption. The increase in license revenue of $14.6 million for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000 is due to an overall increase in our customer base and the wider adoption of wireless and wireline data services generally, which resulted in a higher number of active subscribers using our applications and infrastructure software.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased from $13.3 million for the three months ended December 31, 2000 to $19.5 million for the three months ended December 31, 2001, and increased from $23.8 million for the six months ended December 31, 2000 to $38.7 million for the six months ended December 31, 2001. The increase in maintenance and support services revenues primarily reflects an increased number of communication service provider customers.

Professional Services Revenues

Professional services revenues decreased from $16.5 million for the three months ended December 31, 2000 to $10.5 million for the three months ended December 31, 2001, and decreased from $29.6 million for the six months ended December 31, 2000 to $20.2 million for the six months ended December 31, 2001. The decrease in professional services revenue was primarily due to a decrease in the number of commercial launches of our technology by communication service providers.

Cost of License Revenues

Cost of license revenues consists primarily of third-party license and related support fees. Cost of licenses decreased from $6.2 million for the three months ended December 31, 2000 to $2.5 million for the three months ended December 31, 2001, and decreased from $11.9 million for the six months ended December 31, 2000 to $6.7 million for the six months ended December 31, 2001. As a percentage of license revenues, costs of license revenues for the three months ended December 31, 2000 and 2001 represented 7.8% and 3.9%, respectively, and 8.6% and 4.4% for the six months ended December 31, 2000 and 2001, respectively. The decrease as a percentage of license revenues is primarily attributed to our exit from the applications service provider operations. We anticipate that the cost of license revenues will remain constant as a percentage of related revenues in the near term.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers. Cost of maintenance and support services increased from $7.1 million for the three months ended December 31, 2000 to $8.8 million for the three months ended December 31, 2001, and increased from $13.4 for the six months ended December 31, 2000 to $16.6 million for the six months ended December 31, 2001. As a percentage of maintenance and support services revenues, cost of maintenance and support services revenues for the three months ended December 31, 2000 and 2001 was 53.1% and 44.9%, respectively, and 56.1% and 42.8% for the six months ended December 31, 2000 and 2001, respectively. The increase in costs associated with maintenance and support services is primarily attributed to an increase in headcount to support our growing number of communication service provider customers. We anticipate that the cost of maintenance and support services will remain relatively constant as a percentage of related revenues in the near term.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in our professional services operations and related overhead. Cost of professional services revenues decreased from $9.0 million for the three months ended December 31, 2000 to $6.2 million for the three months ended December 31, 2001, and decreased from $17.0 million for the six months ended December 31, 2000 to $12.1 million for the six months ended December 31, 2001. As a percentage of professional services revenues, cost of professional services revenues remained relatively flat for the three months ended December 31, 2000 and 2001 at 54.8% and 59.4%, respectively, and 57.4% and 60.2% for the six months ended December 31, 2000 and 2001, respectively. We anticipate that the gross profit margin on professional services will remain relatively constant in the near term.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from $31.4 million for the three months ended December 31, 2000 to $35.3 million for the three months ended December 31, 2001, and increased from $58.6 million for the six months ended December 31, 2000 to $73.8 million for the six months ended December 31, 2001. As a percentage of revenues, research and development increased from 28.7% to 37.8% for the three months ended December 31, 2000 and 2001, respectively, and increased from 30.8%

to 35.0% for the six months ended December 31, 2000 and 2001, respectively. Research and development expenses increased during both reporting periods primarily due to increased headcount as compared to the prior year. We anticipate that the cost of research and development expenses will decrease in absolute dollars in the near term as a result of our product realignment and restructuring plan.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, travel expenses, public relations, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased from $33.4 million for the three months ended December 31, 2000 to $40.1 million for the three months ended December 31, 2001, and increased from $67.0 million for the six months ended December 31, 2000 to $87.9 million for the six months ended December 31, 2001. As a percentage of revenues, sales and marketing expenses increased from 30.4% to 43.0% for the three months ended December 31, 2000 and 2001, respectively, and increased from 35.2% to 41.7% for the six months ended December 31, 2000 and 2001, respectively. Sales and marketing expenses increased during both reporting periods primarily due to an increase in payroll as a result of an increase in headcount as compared to the prior period. We anticipate that the costs of sales and marketing expenses will decrease in absolute dollars in the near term as a result of our product realignment and restructuring plan.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. General and administrative expenses increased from $12.3 million for the three months ended December 31, 2000 to $14.1 million for the three months ended December 31, 2001, and increased from $23.0 million for the six months ended December 31, 2000 to $32.6 million for the six months ended December 31, 2001. As a percentage of revenues, general and administrative expenses increased for the three months ended December 31, 2000 and 2001 from 11.2% to 15.1%, respectively, and from 12.1% to 15.5% for the six months ended December 31, 2000 and 2001, respectively. The increase in dollars was due primarily to an increase in our provision for bad debt as a result of the general economic condition of our customers. General and administrative expenses are expected to slightly decrease in absolute dollars in the near term due to cost controls and the restructuring plan.

Stock-Based Compensation

Stock-based compensation expense totaled $1.6 million and $4.4 million for the quarters ended December 31, 2000 and 2001, respectively. All stock-based compensation expense is being amortized in a manner consistent with Financial Accounting Board Interpretation No. 28. The increase in stock-based compensation during the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000 was primarily due to the Avogadro acquisition, as well as to restricted shares issuances completed during the three months ended September 30, 2001. Stock-based compensation consisted of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, and restricted stock granted to executives. We expect stock-based compensation expense to increase during the fiscal year ended June 30, 2002 as compared to June 30, 2001 as a result of acquisitions and restricted stock granted to executives.

Amortization and impairment of Goodwill and Intangible Assets

Amortization and impairment of goodwill and intangible assets totaled $159.7 million and $441.6 million for the quarters ended December 31, 2000 and 2001, respectively, and primarily resulted from our acquisitions of Telarc, APiON and Angelica in October 1999, Paragon in March 2000, Onebox in April 2000, bCandid and MyAble in June 2000. Amortization of goodwill and other intangible assets is computed using the straight-line basis over a three to five-year period. Consistent with FAS 142, goodwill resulting from the acquisition of Avogadro will not be amortized and is, therefore, not included in estimated amortization for the fiscal year ending June 30, 2002.

Merger and Integration costs

As a result of the merger with Software.com, we recorded merger and integration costs of approximately $88.9 million during the fiscal year ended June 30, 2001. Merger costs, which totaled approximately $79.8 million, were comprised of banker’s fees of $73.4 million, regulatory fees of $2.2 million, and professional services of $4.2 million. Integration costs of approximately $9.1 million related to the merger with Software.com included costs associated with our name change and other consulting fees.

During the six months ended December 31, 2001, we increased merger and integration costs by $570,000 to a total of $89.5 million for the entire merger, as a result of additional professional services fees associated with the merger.

Interest and Other Income(loss), Net

Interest and other income, net decreased from $7.2 million for the three months ended December 31, 2000, to a loss of $2.4 million for the three months ended December 31, 2001, and from $15.5 million for the six months ended December 31, 2000 to $1.1 million for the six months ended December 31, 2001. The decrease of $9.5 million in interest income was primarily a result of a $5.2 million write-down of certain strategic investments. In addition, we experienced an overall decrease in interest income due to a decrease in cash of approximately $88.1 million during the period from December 31, 2000 to December 31, 2001 and a decrease in interest rates, from an average of 6.64% during the three months ended December 31, 2000 compared to an average of 3.6% during the three months ended December 31, 2001. We expect that interest income will continue to decline in the near term.

Income Taxes

Income tax expense totaled $1.7 million and $1.8 million for the three months ended December 31, 2000 and 2001, respectively, and $4.3 million and $5.8 million for the six months ended December 31, 2000 and 2001, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. We expect to incur withholding and foreign income taxes on an ongoing basis of approximately two to three percent of revenues per quarter. Beyond withholding and foreign income taxes, we expect to begin to incur income taxes in the United States, once we have achieved approximately $400.0 million of cumulative taxable U.S. income.

Liquidity and Capital Resources

As of December 31, 2001, we had $243.6 million of cash, cash equivalents and short-term investments.

Net cash used for operating activities was $18.1 million for the six months ended December 31, 2001. The net cash used was primarily attributable to a decrease in deferred revenue of $25.4 million, $13.6 million decrease in accounts payable and $6.7 million in cash paid for restructuring activities offset by a decrease in accounts receivable of $34.5 million, and after consideration of noncash depreciation and amortization expenses of $340.1 million and $279.4 million in goodwill impairment. We expect to pay $8.6 million of the restructuring costs during the third quarter of fiscal year 2002, $1.9 million in the fourth quarter of fiscal year 2002, and $10.4 million thereafter throughout the fiscal year ended 2012.

Net cash provided by investing activities was $4.7 million for the six months ended December 31, 2001. The net cash provided by investing activities primarily reflected net proceeds from sales and maturities of short and long-term investments of $21.6 million offset by purchases of property and equipment of $15.6 million.

Net cash provided by financing activities was $9.8 million for the six months ended December 31, 2001, primarily reflecting net proceeds from put warrants totaling $10.5 million and common stock issued of $7.3 million, offset by treasury stock purchases of $5.9 million and repayments of capital lease obligations and long-term debt of $2.1 million. We will pay approximately $6.6 million during the quarter ended March 31, 2002 in connection with the settlement of 1.0 million put options. (See discussion below.)

As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans, capitalized lease obligations, and obligations under certain put options. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. The lease commenced upon completion of construction in the fourth quarter of fiscal year ended June 30, 2001. The lease requires a base rent of $3.25 per square foot per month and will increase by 3.5% annually. The lease term is for a period of 12 years from the commencement date of the lease. The lease required that we pay leasehold improvements that totaled $29.3 million at December 31, 2001. The agreement further required that we provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, we guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit. During the six months ended December 31, 2001, we guaranteed additional letters of credit and pledged approximately $1.6 million for additional new locations outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 2.52% interest as of December 31, 2001, and the resulting income earned is not subject to any restrictions.

As of December 31, 2001, we sold 3.5 million put options under our stock repurchase program that entitle the holder of each option to sell to us, for cash, by physical delivery of shares or net share settlement at the our election, one share of common stock at a specified price. The cumulative net proceeds to us from the sale of these put options were initially recorded at the fair value of $10.5 million and were recorded as additional paid-in-capital. Should the stock price decline to certain predetermined levels, we may have to repurchase the put options for cash or stock settlement. On February 4, 2002, our closing price fell below the contractual minimum on 1.0 million put options. Therefore, we chose the option to pay approximately $6.6 million to settle the obligation and recorded a decrease to additional paid-in capital. The remaining 2.5 million options could potentially result in a cash or stock settlement of approximately $22.0 million, should the stock price decline below the respective minimum and prior to the maturity date of each respective option contract. Should the remaining put options become exercised at the respective maturity dates, the potential cash outlay to repurchase the shares would be $32.0 million and would be recorded as a decrease to additional paid-in capital, if we elect to settle in cash.

We obtained a majority of our cash and investments from prior public offerings. Except for the put option agreement discussed above, we do not have any off-balance-sheet arrangements. We are not currently dependent on debt financing. All contractual obligations and commercial commitments have been reflected in the financials.

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

We may not continue to grow our business or reach profitability.

We face a number of risks encountered by early stage companies in the wireless telecommunications and Internet software industries, including:

•	our need for communication service providers to launch and maintain commercial services using our products;

•	our substantial dependence on products with only limited market acceptance to date;

•	our need to introduce reliable and robust products that meet the demanding needs of communication service providers and wireless device manufacturers;

•	our dependence on a limited number of customers;

•	our ability to anticipate and respond to market competition;

•	our dependence upon key personnel;

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	adverse customer reaction to technical difficulties or “bugs” in our software;

•	the growth rate and performance of wireless networks in general and of wireless communications in particular;

•	the rate of growth in end user purchases of data-enabled wireless devices, use of our products, and the growth of wireless data networks generally;

•	the volume of sales by our distribution partners and resellers;

•	our pricing policies and those of our competitors; and

•
our customers’ willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

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

Because we expect to continue to incur significant product development, sales and marketing and administrative expenses, we will need to generate significant revenues to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on a number of factors outside of our control, including the extent to which:

•	there is market acceptance of commercial services utilizing our products;

•	our competitors announce and develop, or lower the prices of, competing products; and

•	our strategic partners dedicate resources to selling our products and services.

As a result, we may not be able to increase revenue or achieve profitability on a quarterly or annual basis.

Our operating results are subject to significant fluctuations, and our stock price may decline if we do not meet expectations of investors and analysts.

Our revenues and operating results are difficult to predict and may fluctuate significantly from period to period due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	delays in market acceptance or implementation by our customers of our products and services;

•	changes in demand by our customers for additional products and services;

•	our lengthy sales and implementation cycles;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer;

•	introduction of new products or services by us or our competitors;

•	delays in developing and introducing new products and services;

•	changes in our pricing policies or those of our competitors or customers;

•	changes in our mix of domestic and international sales;

•	risks inherent in international operations;

•	changes in our mix of license, professional services and maintenance and support services revenues;

•	changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved wireless devices;

•	general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise; and

•	general political and economic factors, including an economic slowdown or recession.

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

In October 2001, we initiated a plan to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructuring, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructuring, we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plan has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring, our expenses could increase more quickly than we expect. If we find that our planned restructuring does not achieve our objectives, it may be necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

We may be unable to successfully integrate acquisitions of other businesses and technologies into our business or achieve the expected benefits of such acquisitions or business combinations.

To date, we have acquired or combined with numerous companies and technologies and may acquire additional companies or technologies or enter into additional business combinations in the future. We may not be able to successfully assimilate the personnel, operations and customers of these businesses or integrate their technology with our existing technology, products and services. Additionally, we may fail to achieve the anticipated synergies from such acquisitions, including product integration, marketing, product development, distribution and other operations synergies.

Entering into any business combination entails many risks, any of which could materially harm our business, including:

•	diversion of management’s attention from other business concerns;

•	failure to assimilate the acquired or combined businesses or technologies with pre-existing businesses and technologies;

•	potential loss of key employees from either our pre-existing business or the acquired or merged business;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired or merged company, business, or technology.

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

Our goodwill and other intangible assets may become further impaired.

Due to rapidly changing market conditions, our goodwill and other intangible assets may become further impaired such that their carrying amounts may not be recoverable, and we may be required to record additional impairment charges impacting our financial position. We performed an impairment analysis and recorded a $279.5 million impairment charge during the three months ended December 31, 2001 within “Amortization and impairment of goodwill and other intangible assets” in our results from operations relating to certain long-lived assets and identifiable intangibles. As of December 31, 2001, we had approximately $538.0 million of goodwill and other intangible assets remaining, and it is possible that part of the remaining goodwill may become impaired in the future. Asset impairment charges of the foregoing nature could be large and could have a material adverse effect on our financial position and reported results of operations.

We may not be successful in forming strategic alliances with other companies.

We may not be able to form alliances with other companies that are important to ensure that our products are compatible with third-party products and to enable us to license our software to potential new customers, new markets, and to enable us to continue to enter into new license agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results.

We may not be successful in our strategic investments.

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments, and, therefore, we may need to record an impairment charge to write-off the strategic investments to our operations as was the case during the six months ended December 31, 2001. As a result of regular monitoring of our strategic investments for evidence of impairment, we recorded a $4.9 million impairment charge that was included within “Interest and other income, net” in our results from operations during the three months ended December 31, 2001 and a $5.2 million impairment charge for the six months ended December 31, 2001. There can be no assurance that we may not experience future material impairment charges with respect to our existing or future strategic investments.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

Fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between six weeks and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. We spend a substantial amount of time educating customers regarding the use and benefits or our products and they in turn spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Furthermore, the emerging and evolving nature of the market for Internet-based services via wireless devices may lead prospective customers to postpone their purchasing decisions. In addition, any future slowdown in capital spending in the communications industry, such as the most recent slowdown, will likely lead existing and prospective customers to postpone or delay their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause our stock price to decline.

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

Our communication service provider customers face implementation and support challenges in introducing Internet-based services via wireless devices, which may slow their rate of adoption or implementation of the services our products enable. Historically, communication service providers have been relatively slow to implement new complex services such as Internet-based services. In addition, communication service providers may encounter greater customer service demands to support Internet-based services via wireless devices than they do for their traditional voice services. We have limited or no control over the pace at which communication service providers implement these new services. The failure of communication service providers to introduce and support services using our products in a timely and effective manner could harm our business.

We rely on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Sales to KDDI accounted for approximately 15% and 17% of total revenue for the three months ended December 31, 2000 and 2001, respectively, and 14% and 22% of total revenue for the six months ended December 31, 2000 and 2001, respectively. Sales to mmO2 (formerly known as British Telecommunications) accounted for approximately 12% and 10% of total revenue for the three months ended December 31, 2000 and 2001, respectively, and 12% and 9% of total revenue for the six months ended December 31, 2000 and 2001, respectively. Sales to Verizon, Inc. accounted for approximately 5% and 11% of total revenue for the three months ended December 31, 2000 and 2001 and 4% and 6% of total revenue for the six months ended December 31, 2000 and 2001, respectively. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues from each period for the foreseeable future. Any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunications industry is entering a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on a few customers who will be able to exert increased pressure on our prices and contractual terms in general. Furthermore, with the consolidation of the Internet specifically in the area of Internet service providers (ISPs), future growth in sales to ISPs has declined and may continue to decline.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

Since the costs of developing new technology is high, there are many companies that are experiencing difficulties in obtaining the necessary financing to continue in business. A portion of our sales are derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. In addition, under current market conditions it has become increasingly difficult for telecommunication and technology companies such as our existing and potential new customers to obtain the necessary financing to continue in business. Although we have programs in place to monitor and mitigate the credit risk associated with our existing customers, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have recently experienced losses due to customers failing to meet their obligations, primarily as a result of the weakened financial state of the wireless and telecommunications industry. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

If widespread integration of browser technology does not occur in wireless devices, our business could suffer.

Because our current software offers enhanced features and functionality that are not currently covered by the specifications promulgated by the WAP Forum, subscribers currently must use wireless devices enabled with our browser in order to fully utilize these features and functionality. Additionally, we expect that future versions of our software and related server-based software will offer features and functionality that are compatible with the specifications promulgated by the WAP Forum. Our business could suffer materially if widespread integration of our browser or WAP-compliant third-party browser software in wireless devices does not occur. All of our agreements with wireless device manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their wireless devices. We may not succeed in maintaining and developing relationships with wireless device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner, in sufficient quantities, or with sufficient quality, if at all.

If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

We have focused a significant amount of our efforts on mass-market wireless devices as the principal means of delivery of Internet-based services using our products. If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business will suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while wireless devices historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based service in a rapidly evolving industry represents a significant risk to a primary standard emerging. If mobile individuals do not adopt mobile phones or other wireless devices containing our browser or compatible browser as a means of accessing Internet-based services, our business will suffer materially.

If unified messaging and instant messaging are not widely adopted by wireless device subscribers, our business could suffer.

We have focused a significant amount of efforts on the development of unified messaging and instant messaging applications for use on a variety of devices and specifically, wireless devices. If our customers do not adopt our unified messaging and instant messaging technology, our business could suffer materially. If mobile individuals do not adopt unified messaging and instant messaging applications as a means of communicating, our business could suffer materially.

If the GSM Association (GSMA) M–Services initiative is not successful, our business could suffer.

The GSMA M–Services initiative is an attempt by European communication service providers to reduce market fragmentation and offer advanced services in Europe. If the GSMA M–Services initiative is not adopted in sufficient numbers or is not successful when deployed, then there could be less demand for our products in Europe and our business could suffer.

The market for our products and services is highly competitive.

The market for our products and services is highly competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality as proprietary extensions to the WAP standard. Furthermore, some of our competitors, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with the WAP specifications.

We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Siemens, and Nortel;

•	Wireless Knowledge, a subsidiary of Qualcomm;

•	messaging software providers, such as Comverse, Nokia, and Ericsson;

•	systems integrators, such as CMG plc, and

•	software companies, such as Microsoft Corporation, Oracle Corporation, iPlanet, a Sun/Netscape alliance, Hewlett-Packard and 7.24 Solutions and Critical Path;

•	service providers, such as E-Commerce Solutions and InfoSpace;

•	browser competitors, such as Nokia, Access, AU Systems and Microsoft;

•	communication service providers, such as NTT DoCoMo; and

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

Microsoft has announced its intention to introduce products and services that may compete directly with many of our products. In addition, Microsoft has announced that it intends to enable its Windows CE operating system to run on wireless handheld devices, including wireless telephones. Microsoft has announced its own browser, called Mobile Explorer, for these devices.

Nokia is marketing a WAP server to corporate customers and content providers. This WAP server is designed to enable wireless device subscribers to directly access applications and services provided by these customers, rather than through gateways provided by communication service providers’ WAP servers. If Nokia’s WAP server is widely adopted by corporate customers and content providers, it could undermine the need for communication service providers to purchase WAP servers.

Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we do.

As we enter new markets and introduce new services, we will face additional competitors.

In the unified messaging market, we face competition from established voice mail providers such as CMG, Comverse and Internet-based unified messaging providers such as Critical Path. In the portal framework market, a number of companies have introduced products and services relating to mobile portals that compete with our products and services. These existing and potential competitors may include telecommunications companies such as Lucent Technologies, traditional Internet portals such as AOL, InfoSpace, Microsoft MSN and Yahoo!, Internet infrastructure software companies and several private mobile Internet portal companies.

In addition to the existing competitors listed above, voice mail solution providers are expected to be competitors in the unified messaging market because of their existing relationships with service providers and ownership of technologies for the conversion of voice to data. If we are unable to compete effectively against existing or emerging competitors our business, financial condition and operating results could suffer.

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

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of each of our current executive officers. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is difficult to hire and retain these persons. Furthermore it may become more difficult to hire and retain key persons as a result of the restructuring. Competitors and others have in the past, and may in the future, attempt to recruit our employees.

We may fail to support our operations.

To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy and further develop products and expand service capabilities, while managing anticipated growth by implementing effective planning and operating processes. If we fail to manage effectively, our business could suffer. To manage, we must:

•	successfully manage the business with fewer employees due to the restructuring plan in progress;

•	continue to implement and improve our operational, financial and management information systems;

•	hire, train and retain qualified personnel, especially as the business climate improves;

•	continue to expand and upgrade core technologies;

•	effectively manage multiple relationships with various communication service providers, wireless device manufacturers, content providers, applications developers and other third parties; and

•	successfully integrate the businesses of our acquired companies.

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

We expect that many communication service providers in international markets will require that our products and support services are supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of international sales will be made through value-added resellers and systems integrators, and the success of our international operations will depend on our ability to maintain productive relationships with value-added resellers and systems integrators.

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

The infrastructure, products and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition and operating results would be harmed. Because we are in the business of providing Internet infrastructure software, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications and other services. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet’s infrastructure. The Internet has already experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses.

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

In addition, to increase the growth in use and improvement of the Internet requires that handset or other wireless device manufacturers produce new handsets that contain updated software and functionality that is compatible with our software. There can be no assurance that handset or wireless device manufactures will produce enough handsets, meet delivery dates, or produce devices that work properly and are not subject to a high level of recalls. In addition, there can be no assurance that consumers will purchase handsets or wireless devices that contain updated software and functionality that is compatible with our software.

Our business depends on continued investment and improvement in communication networks and our customers’ ability to operate their systems effectively.

Many of our customers and other communication service providers have made major investments in 2.5 generation and 3rd generation (“2.5 G” and “3G”) networks that are intended to support more complex applications and to provide end users with a more satisfying user experience. If communication service providers delay their deployment of 2.5G and 3G networks or fail to roll such networks out successfully, there could be less demand for our products and services and our business could suffer. In addition, if communication service providers fail to continue to make investments in their networks or at a slower pace in the future, there may be less demand for our products and services and our business could suffer.

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

If we are unable to continue to successfully integrate our products with third-party technology, such as communication service providers’ systems, our business could suffer.

Our products are integrated with communication service providers’ systems and wireless devices. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. For example, if, as a result of technology enhancements or upgrades of these systems or devices, we are unable to integrate our products with these systems or devices, we could be required to redesign our software products. Moreover, many communication service providers use legacy, or custom-made, systems for their general network management software. Legacy systems and certain custom-made systems are typically very difficult to integrate with new server software. We may not be able to redesign our products or develop redesigned products that achieve market acceptance.

An interruption in the supply of software that we license from third parties could cause a decline in product sales.

We license technology that is incorporated into our products from third parties. Any significant interruption in the supply of any licensed software could cause a decline in product sales, unless and until we are able to replace the functionality provided by this licensed software. We also depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely on a combination of patent, copyright, and trade secrets to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position. We rely on trademark law to protect the value of our corporate brand and reputation.

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain limited escrow arrangements with respect to certain of our products, we do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products and trademarks is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

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

Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.

International sale of product licenses is an important part of our strategy, and this expansion carries specific risks.

International sale of product licenses and services accounted for 66.6% of our total revenues for the three months ended December 31, 2001. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in conducting business internationally include:

•	failure by us and/or third parties to develop localized content and applications that are used with our products;

•	fluctuations in currency exchange rates;

•	any imposition of currency exchange controls;

•	unexpected changes in regulatory requirements applicable to the Internet or our business;

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards;

•	export restrictions on encryption and other technologies;

•	difficulties in collecting accounts receivable and longer collection periods;

•	seasonable variations in customer buying patterns or electronic messaging usage;

•	political instability, acts of terrorism or war;

•	economic downturns;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in certain countries;

•	costs of localizing our products for foreign markets;

•	contractual provisions governed by foreign laws; and

•	the burden of complying with complex and changing regulatory requirements.

Any of these factors could harm our international operations and, consequently, our business, financial condition and operating results.

The security provided by our products could be breached, in which case our reputation, business, financial condition and operating results could suffer.

The occurrence or perception of security breaches could harm our business, financial condition and operating results. A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Third parties may attempt to breach the security provided by our products, or the security of our customers’ internal systems. If they are successful, they could obtain confidential information about our customers’ end users, including their passwords, financial account information, credit card numbers or other personal information. Our customers or their end users may file suits against us for any breach in security. Even if we are not held liable, a security breach could result in costly litigation and harm our reputation. The perception of security risks, whether or not valid, could inhibit market acceptance of our products. Despite our implementation of security measures, our software is vulnerable to computer viruses, electronic break-ins, intentional overloading of servers and other sabotage, and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our customers might decide to stop using or licensing our software if their end users experience security breaches.

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

Our stock price has experienced significant volatility. We expect that the market price of our common stock also will fluctuate in the future as a result of variations in our operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

•	announcements or technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors;

•	the gain or loss of a significant customer or order;

•	changes in estimates or our financial performance or changes in recommendations by securities analysts; or

•	changes in financial performance of competitors and other companies in our industry.

In addition, we currently have little visibility into our customers purchasing decisions, which may accentuate swings in our stock price.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced sharp declines and extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. If a large number of shares of our stock relative to the trading volume of our stock are sold in a short period of time, our stock price may decline rapidly. In the past, securities class action litigation has often been brought against companies following periods of sharp declines or volatility in their stock prices. We have experienced sharp declines and volatility in our stock price. Based upon publicly available information, a purported securities class action complaint has been filed against us, along with numerous other companies, in the U.S. District Court for the Southern District of New York and is described under Part II, Item 1. Legal Proceedings. We may in the future be the targets of similar or other class action litigation. Securities litigation could result in substantial costs and divert management’s time and resources, which could harm our business, financial condition and operating results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The tables below provide information about our derivative financial instruments and financial instruments that are subject to market risk. These include: a foreign currency forward contract used to hedge a foreign currency deposit, which is subject to exchange rate risk, and available-for-sale short-term and long-term investments, which are subject to interest rate risk.

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We manage our foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on cumulative net monetary balance sheet positions and within individual balance sheet transactions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as “accounting hedges” and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.

The following summarizes our foreign currency forward contract, which mature through May 2002, by currency, as of December 31, 2001. (in thousands):

	Contract Amount (Local Currency)	Contract Amount		Fair Value at December 31, 2001 (US$)
Foreign Currency Spot Contract:
Japanese yen (“YEN”) (contract to pay Yen/receive US$)	(YEN)82,100	US$	708	$82
Forward Currency Purchased Call Option:
British Pound Sterling	(GBP) 3,800	US$	5,407	$(174)
Forward Currency Purchased Put Option:
British Pound Sterling	(GBP) 3,800	US$	5,407	$15

The following is a chart of the principal amounts of short-term investments, long-term investments, and restricted investments by expected maturity:

	Expected maturity date for the year ending June 30,					Cost Value Dec 31, 2001	Fair Value Dec 31, 2001
	2002	2003	2004	2005	2006	Total
Corporate bonds	$49,456	$54,573	$10,438	$—	$—	$114,466	$81,483
Commercial Paper	16,897	—	—	—	—	16,897	76,106
Federal Agencies	14,821	21,024	35,261	—	—	71,107	45,855

Total	$81,174	$75,597	$45,699	$—	$—	$202,470	$203,444

Weighted-average interest rate	3.60%

Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months through one year are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-00065, was filed in the U.S. District Court for the district of Delaware against us and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, we responded to the complaint. We denied the allegations that we have infringed any claim in either of the patents asserted against us. In addition, we asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by us and that the patents are also invalid and unenforceable. Although the parties have exchanged some written discovery, discovery is still in its initial stages and no trial date has been set. Based on the facts known to date, we believe that we have meritorious defenses and claims. We believe that we have meritorious defenses and claims and do not believe resolution of this matter will have a material adverse effect on the financial condition of us.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against us and a former affiliate of ours. The complaint alleges that we have infringed claims of a common law trademark that Opuswave Networks asserts it has acquired. On June 5, 2001, we responded to the complaint. We denied the allegations that we have infringed any trademark rights asserted against us. In addition, we asserted counterclaims against the plaintiff seeking a declaratory judgment that the asserted trademark rights are not infringed by us. On June 13, 2001, Opuswave Networks responded to the counterclaims denying its allegations. Discovery has not commenced and no trial date has been set. We are engaged in settlement discussions with Opuswave Networks. Based on the facts known to date, we believe that we have meritorious defenses and claims and do not believe resolution of this matter will have a material adverse effect on our financial condition.

Based upon certain publicly available information, on November 5, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, certain of our current and former officers and the underwriters of our initial public offering and secondary offering. We have not been formally served and, as such, have not responded to the complaint. The complaint generally alleges that the defendants made material misrepresentations and/or omissions in prospectuses, dated June 10 and November 16, 1999, regarding certain alleged excessive and undisclosed commissions received be the underwriters in connection with the allocation of common stock in our initial public offering and secondary offering. It also alleges that the underwriters entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The claims against us and our current and former officers are based on the secondary offering only. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. Based upon our current understanding of the facts, we believe that the complaint is without merit, and do not believe resolution of this matter will have a material adverse effect on our financial condition.

Item 2.    Changes in Securities and Use of Proceeds

On October 15, 2001, in connection with the acquisition of software and related intellectual property from a small privately-held company, we issued approximately 19,000 shares of our common stock to the company. We have the right to repurchase approximately 13,000 shares at $0.01 per share, which repurchase right lapses upon the meeting of certain milestones. We believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) or other applicable exemption.

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

On November 30, 2001 we held our annual meeting of stockholders. At the annual meeting, our stockholders approved the following matters by the following votes:

Election of the following two members of the Board of Directors, each to serve a three-year term or until his successor has been elected and qualified:

Nominees	For	Against	Withheld	Abstentions	Broker Non-Votes
Roger Evans	116,401,009	0	249,087	0	0
Bernard Puckett	116,401,009	0	249,087	0	0

After the meeting, Don Listwin, John MacFarlane and Andrew Verhalen continued their respective terms as directors.

Ratification of the appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending June 30, 2002:

For	Against	Withheld	Abstentions	Broker Non-Votes
115,355,839	1,122,543	0	171,714	0

Approval of an amendment to our 1999 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by an additional 2 million shares:

For	Against	Withheld	Abstentions	Broker Non-Votes
103,660,350	12,786,422	0	203,324	0

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description

2.1
Agreement to Amend Agreement and Plan of Merger dated as of October 5, 2000, by and among the Company, Silver Merger Sub Inc. and Software.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

2.2
Agreement and Plan of Merger dated as of August 8, 2000, by and among the Company, Silver Merger Sub Inc. and Software.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated August 17, 2000).

2.3
Agreement and Plan of Merger, dated as of February 13, 2000, by and among the Company, Onyx Acquisition Corp., Onebox.com, Inc. and Timothy Haley as agent of the former stockholders of Onebox.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated May 15, 2000).

2.4
Sale and Purchase Agreement dated February 8, 2000, by and among the Company, Paragon Software (Holdings) Limited and the several vendors named therein (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 17, 2000).

2.5
Separation Agreement, dated August 1, 2000 by and among the Company, Phone.com (Newbury) Limited, Colin Calder and The Stanley Trustee Company Limited (incorporated by reference to Exhibit 2.4 to the Company’s annual report on Form 10-K filed on August 31, 2000).

2.6
Agreement and Plan of Merger and Reorganization, dated as of December 21, 1999, by and among the Company, Mercedes Acquisition Corp., AtMotion Inc. and Dixon R. Doll as agent of the former shareholders of AtMotion Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated February 24, 2000).

2.7
Agreement dated October 11, 1999, between the Company and each of the shareholders of APiON (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated November 3, 1999).

2.8
Supplemental Agreement dated October 26, 1999, between the Company and each of the shareholders of APiON (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K dated November 3, 1999).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q dated November 9, 2001).

3.2	Amended and Restated Bylaws of the Company. (incorporated by reference to Exhibit 2.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

4.1	Form of the Company’s Common Stock Certificate, as amended. (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

4.2
Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference toExhibit 1 to the Company’s registration statement on Form 8-A(12)(B) filed on August 17, 2000).

10.1	Form of Company’s Executive Change of Control Agreement.

(a)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 2002

OPENWAVE SYSTEMS INC.

By:	/S/ ALAN BLACK
Alan Black Senior Vice President, Corporate Affairs and Chief Financial Officer (Principal and Financial Accounting Officer)