Form 10-Q
period 2002-03-31
OPENWAVE SYSTEMS INC
filed 2002-05-15
CIK 1082506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

As of April 30, 2002 there were 173,976,578 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

I tem 1.—Condensed Consolidated Financial Statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2002	June 30, 2001
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$117,679	$161,987
Short-term investments	85,955	186,506
Accounts receivable, net	110,574	153,701
Prepaid and other current assets	7,407	14,364

Total current assets	321,615	516,558
Property and equipment, net	83,168	98,582
Long-term and restricted cash and investments	132,392	41,873
Deposits and other assets	11,207	11,774
Goodwill and other intangible assets, net	438,169	1,056,928

	$986,551	$1,725,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of capital lease obligations and long-term debt	$295	$1,776
Accounts payable	7,225	20,600
Accrued liabilities	53,155	54,370
Restructuring reserve	13,881	—
Deferred revenue	53,868	90,262

Total current liabilities	128,424	167,008
Capital lease obligations and long-term debt, less current portion	—	754

Total liabilities	128,424	167,762

Commitments and contingencies

Stockholders’ equity:
Common stock	174	170
Additional paid-in capital	2,732,068	2,623,466
Deferred stock-based compensation	(9,735)	(6,079)
Treasury stock	(18,739)	—
Accumulated other comprehensive loss	(373)	(247)
Notes receivable from stockholders	(589)	(684)
Accumulated deficit	(1,844,679)	(1,058,673)

Total stockholders’ equity	858,127	1,557,953

	$986,551	$1,725,715

See accompanying notes to condensed consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenue:
License	$53,111	$98,021	$204,800	$235,081
Maintenance and support services	19,200	15,891	57,899	39,734
Professional services	10,846	17,457	32,001	48,400

Total revenues	83,157	131,369	294,700	323,215

Cost of revenues:
License	1,315	4,334	7,985	16,186
Maintenance and support services	6,859	7,421	23,440	20,798
Professional services	7,232	12,435	20,355	30,755

Total cost of revenues	15,406	24,190	51,780	67,739

Gross profit	67,751	107,179	242,920	255,476

Operating expenses:
Research and development	31,063	37,628	104,817	96,228
Sales and marketing	37,863	37,769	125,747	104,762
General and administrative	11,082	16,645	43,650	39,673
Restructuring costs	238	—	34,362	—
Stock-based compensation*	2,898	1,405	12,307	7,641
Amortization and impairment of goodwill and other intangible assets	98,334	159,309	698,914	477,454
Accelerated amortization related to planned facility closings	—	—	1,931	—
Merger costs	—	234	570	79,799
Integration costs	—	5,522	—	9,051

Total operating expenses	181,478	258,512	1,022,298	814,608

Operating loss	(113,727)	(151,333)	(779,378)	(599,132)
Interest and other income, net	3,057	3,848	4,158	19,339

Loss before income taxes	(110,670)	(147,485)	(775,220)	(539,793)
Income taxes	5,006	3,672	10,786	8,010

Net loss	$(115,676)	$(151,157)	$(786,006)	$(547,803)

Basic and diluted net loss per share	$(.67)	$(.91)	$(4.55)	$(3.34)
Shares used in computing basic and diluted net loss per share	173,270	166,943	172,840	164,143

* Stock-based compensation by category
Research and Development	$1,645	$1,199	$7,290	$5,220
Sales and Marketing	203	206	639	2,421
General and Administrative	1,050	—	4,378	—

	$2,898	$1,405	$12,307	$7,641

See accompanying notes to the condensed consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(786,006)	$(547,803)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on sale or disposal of assets	693	—
Depreciation and amortization	447,258	490,405
Amortization of stock-based compensation	11,922	3,680
Nonemployee stock-based compensation	263	1,539
Employee stock-based compensation	—	2,422
Stock-based compensation settled in cash	(2,548)	(2,548)
Provision for (recovery of) doubtful accounts	(1,900)	6,587
Impairment of goodwill and other intangible assets	279,474	—
Write-down of nonmarketable equity securities	5,202	1,000
Changes in operating assets and liabilities:
Restructuring reserve	21,045	—
Accounts receivable	45,028	(46,856)
Prepaid expenses and other assets	3,386	(2,843)
Accounts payable	(13,475)	(6,869)
Accrued liabilities	(494)	24,409
Deferred revenue	(36,394)	(16,235)

Net cash used for operating activities	(26,546)	(93,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Initial security registration.	(497)	—
Purchases of property and equipment	(18,444)	(70,153)
Restricted cash and investments	(1,649)	—
Businesses acquired, net of cash received	2,298	(25,321)
Investment in nonmarketable equity securities	(2,000)	(4,464)
Purchases of short-term investments	(76,988)	(332,381)
Proceeds from sales and maturities of short-term investments	177,550	540,987
Purchases of long-term investments	(104,145)	—
Proceeds from sales and maturities of long-term investments	15,000	—

Net cash provided by (used for) investing activities	(8,875)	108,668

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	7,990	32,214
Net proceeds from put warrants	3,865	—
Repurchase of treasury stock	(18,739)	—
Repayment of notes receivable from stockholders	95	344
Repayments of capital lease obligations and long-term debt	(2,235)	(2,548)

Net cash provided by (used for) financing activities	(9,024)	30,010

Effect of exchange rate on cash and cash equivalents	137	(87)

Net increase (decrease) in cash and cash equivalents	(44,308)	45,479
Cash and cash equivalents at beginning of period	161,987	120,585

Cash and cash equivalents at end of period	$117,679	166,064

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,984	$5,967

Cash paid for interest	$333	$927

Noncash investing and financing activities:
Common stock issued and options assumed in acquisition	$96,410	$—

Deferred stock-based compensation	$3,682	—

Common stock issued to officers and employees in exchange for note receivable	$—	$361

Warrants received for revenue deferred	$—	$2,324

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 and 2001

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2002 and June 30, 2001, and the results of operations for the three and nine month periods ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

On November 17, 2000, a subsidiary of the Company merged with and into Software.com, Inc. (Software.com). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial information has been restated to reflect the combined financial position and operations of the Company and Software.com for all dates and periods presented.

(2)    Revenue Recognition

The Company’s three primary revenue categories consist of application software products, which include messaging products; infrastructure software, which include the Company’s Mobile Access Gateway; and customer services, which include maintenance and support and professional services.

The Company licenses its software products primarily to communication service providers through its direct sales and channel partners. These license arrangements, which do not provide for right of return, are primarily perpetual licenses. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their maintenance and support arrangements.

Cost of license revenues consists primarily of third-party license and support fees. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

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

Persuasive evidence of an arrangement exists.    It is the Company’s customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard written contract with the Company.

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

The fee is fixed or determinable.    The Company’s communication service provider customers generally pay a per subscriber fee for the Company’s products which is negotiated at the outset of an arrangement. In these arrangements, the communications service provider generally licenses the right to activate a specified minimum number of their subscribers to use the Company’s software products. Arrangement fees are generally due and payable at least 80% within one year or less, regardless of the number of customers the communications service provider has activated. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable and revenue from such arrangements is recognized as payments become due and payable. As the communications service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

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

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to new version coverage, maintenance and support services and professional services components of its perpetual license arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from new version coverage and maintenance and support services is recognized ratably over their respective terms with new version coverage being included in license revenues. The Company recognizes revenue from time-based licenses over the license term.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s software products are typically fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed.

The Company also licenses its Mobile Browser software to wireless device manufacturers through its direct sales force and certain third parties. These license arrangements generally give the rights to receive product releases for porting to an unlimited unspecified number of devices. In addition, the Company provides technical support services and compliance verification. The arrangment fees are generally recognized ratably over the contract period.

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due and payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

•
Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. Perpetual license revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due and payable or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•
Certain arrangements permit the customer to pay the Company maintenance and support fees based only on the number of active subscribers using the Company’s software products, rather than the number of active subscribers to which the customer has committed to purchase under the license agreement. Such arrangements cause an implied maintenance and support obligation for the Company relating to unactivated subscribers. The Company, based upon the customer’s prior subscriber activation experience or other relevant factors, assesses whether a reasonable estimate can be made of the customer’s subscriber activation over the deployment period for the arrangement. If such a deployment estimate can be made, the Company defers revenue equal to the difference between the VSOE of maintenance and support for the total commitment and the expected deployment period. If such an estimate cannot be made, the Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenue to be recognized upon delivery. If such an arrangement also provides for fee terms that are not fixed or determinable, license fees are recognized as the customer increases its active subscribers but limited to the aggregate amounts due and payable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

completed after June 30, 2001 are required to be accounted for in accordance with the provisions of SFAS No. 142 from the date of the acquisition.

As of March 31, 2002, the Company had net goodwill and other intangibles of approximately $438.2 million. During the nine months ended March 31, 2002, the Company acquired Avogadro, Inc. and recorded goodwill of approximately $79.4 million and acquired intangibles of $2.3 million. The Company is currently evaluating the impact the adoption of SFAS No. 142 may have on its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions as of July 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial statements related to long-lived assets held for use because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In November 2001, the FASB issued Topic D-103 Income Statement Characterization of Reimbursements Received for ‘out-of-pocket’ Expenses Incurred, whereby the FASB concluded that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the income statement. The Company adopted the accounting requirements of Topic D-103 during the three months ended March 31, 2002 and recorded an additional $492,000 of professional services revenues as well as their related costs. As required under Topic D-103, the Company reclassified prior periods to reflect the required adoption. For the three months ended March 31, 2001, professional services revenues as well as their related costs increased by $1.3 million. For the nine months ended March 31, 2002 and 2001, professional services revenues and their related costs increased by $1.0 million and $2.6 million, respectively.

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

As of March 31, 2002, the Company had forward contracts in Japanese Yen and British Pound Sterling outstanding. The forward contracts are accounted for on a mark-to-market basis, with gains or losses recognized in the consolidated statements of operations. The future value of these contracts is subject to exchange rate risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet dates were used to estimate the fair value of foreign currency forward contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

The following summarizes the Company’s foreign currency forward contracts, which mature through May 2002, by currency as of March 31, 2002:

	Contract Amount (Local Currency)	Contract Amount		FairValue at March 31 2002 (US$)
	(in thousands)
Foreign Currency Spot Contracts: Contract to pay Yen/receive US$	(YEN)82,100	US$	708	$24
Contract to pay Yen/receive US$	(YEN)11,500	US$	89	3
Contract to pay GBP/receive US$	(GBP) 4,100	US$	5,877	—
Contract to pay GBP/receive US$	(GBP) 800	US$	1,138	22

In the event of nonperformance by counterparties, the Company is exposed to credit loss. However, the Company does not anticipate this event to occur.

In connection with the Company’s stock repurchase program, the Company has also sold put options on the Company’s common stock and has the option to settle in the Company’s stock, and thus the put options have been recorded as equity under guidance EITF 00-19 (see Note 13).

(5)    Business Combinations

(a)    Pooling-of-Interests

Software.com

On November 17, 2000, the Company merged with Software.com in a transaction that was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented. Software.com was incorporated in October 1994. Software.com developed Internet infrastructure software based on open standards and protocols for Internet and telecommunications service providers. The Company issued 94,506,060 shares of its common stock in exchange for all of the issued and outstanding common stock of Software.com. The Company also reserved 12,520,161 shares for issuance in connection with the assumption of Software.com’s outstanding options, and employee stock purchase plan. In connection with the merger, the Company and Software.com have incurred approximately $89.4 million in merger and integration expenses through the sixteen months ended March 31, 2002, of which $570,000 were incurred during the nine months ended March 31, 2002.

Separate operating results of the combined entities prior to their date of combination for the three and nine months ended March 31, 2001 are shown below.

	Three Months Ended March 31, 2001	Nine Months Ended March 31, 2001
	(in thousands)
Revenues:
Openwave	$131,369	$251,323
Software.com	—	71,892

Combined	131,369	$323,215

Net loss:
Openwave	$(151,157)	$(513,085)
Software.com	—	(34,718)

Combined	$(151,157)	$(547,803)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

The above data exclude revenue and cost of revenue between the combined entities for the nine months ended March 31, 2001 of $4.5 million and $2.3 million, respectively.

(b)    Purchase Acquisition

On July 13, 2001, the Company consummated an agreement to acquire 100% of the outstanding common stock of Avogadro, Inc. (Avogadro), a telecommunications infrastructure software developer. Based in Seattle, Washington, Avogadro developed an instant messaging product to provide communication service providers the ability to deliver the next generation communications services in a multi-device environment. The Company expects to deliver an open, standards-based approach to communications, bringing together the best possible mobile messaging experience with a carrier-grade server infrastructure. The acquisition was accounted for as a purchase and, accordingly, the operations of Avogadro have been included in the consolidated financial statements since that date. The total purchase price of the acquisition was allocated as follows (in thousands):

Allocated Purchase Price Components
Purchase Price	Goodwill	Developed Technology	Deferred Stock-Based Compensation	Net Tangible Assets Acquired
$97,514	$79,414	$2,270	$11,900	$3,930

The net tangible assets of approximately $3.9 million are comprised of cash of $3.6 million, prepaids of $140,000 and fixed assets of $420,000 offset by assumed liabilities of $260,000.

The developed technology is being amortized either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is estimated to be three years. The Company also acquired the majority of the employees of Avogadro, including its engineering switch team, and expects to generate revenue from future products derived from the acquired developed technology and related maintenance and support services. Avogadro possessed a skilled assembled workforce, with a number of employees considered key to the success of the instant messaging product. Additionally, the Company believes that significant value exists both in the technology to be developed in the future and in the maintenance and support services revenues derived from the existing developed technology. However, under SFAS No. 141, the fair value of each of these identified intangibles does not meet the criteria for separate recognition and thus are included as part of the goodwill acquired. The Company paid the following in connection with its acquisition of Avogadro (in thousands):

Purchase Price
Common Stock		Assumption of Stock Options		Closing and related costs	Total
Shares	Amount	Shares	Amount
2,628	$94,002	72	$2,258	$1,254	$97,514

For accounting purposes, the value of the common stock issued was determined based on the average market price of the Company’s common stock over the five trading day period beginning two trading days prior to the announcement date of the acquisition. The options assumed in the above acquisitions were valued using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2 years; 0% dividend yield; 129% volatility and risk-free interest rate of 5.5%.

The following table shows unaudited pro forma revenue, net loss and basic and diluted net loss per share of the Company, including the results of Avogadro as if Avogadro had been acquired as of July 1, 2000 (in thousands, except per share data). Pro forma net loss for the three months ended March 31, 2002 and 2001 and the nine months ended March 31, 2002 and 2001 includes the impact of amortization of goodwill and intangible assets and deferred stock-based compensation of $(1.0) million and $3.1 million, and $(3.0) million and $8.8 million, respectively.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenue	$83,157	$131,369	$294,700	$323,215

Net loss	$(114,655)	$(154,251)	$(782,998)	$(556,583)

Basic and diluted net loss per share	$(0.66)	$(0.91)	$(4.53)	$(3.34)

Shares used in pro forma basic and diluted per share computation	173,270	169,643	172,840	166,843

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(6)    Asset Impairment and Other Intangible Assets and Equity Investments

The Company performs an impairment assessment of goodwill and identifiable assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. In October 2001, the Company began a series of detailed functional reviews to determine a new strategy in light of the deterioration in the telecommunications industry, contributing to longer selling cycles and restricted capital for communication service providers. During this evaluation period, Management examined products, customer base and geography with a focus on significantly improving the Company’s cost structure and profitability. As a result of these extensive reviews, the Company determined which products it will continue to support and sell and which assets will continue to have future strategic value and benefit.

As a result of this analysis, the Company identified certain product technologies and other acquisition-related intangible assets where the carrying value of goodwill and other intangible assets may not be recoverable. These assets were grouped at product level, which was the lowest level for which there were identifiable cash flows. For those assets that were acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction was included as part of the asset grouping in determining recoverability in accordance with SFAS No. 121. If the sum of the expected future cash flows, which is the estimated future cash flows expected to result from the use of the assets and their eventual disposition, was less than the carrying amount of the assets, the Company recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeds the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3%. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect Management’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the risk-free rate, the expected return on the market portfolio and the Company’s beta. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with Accounting Principles Board Opinion No. 17. As a result of the impairment analysis, the Company recorded a $279.5 million impairment charge during the three months ended December 31, 2001 within “Amortization and impairment of goodwill and other intangible assets” in the Company’s condensed consolidated statements of operations. The $438.2 million of goodwill and intangible assets remaining on the Company’s balance sheet at March 31, 2002 includes $263.6 million of goodwill and intangible assets related to the Onebox acquisition. The Company determined that these assets were not impaired as certain technologies acquired in this acquisition are included as part of the Company’s unified messaging product line.

The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, the Company considers the following factors, among others, in connection with the businesses in which investments have been made: the business’ current solvency and its access to future capital. As a result of the impairment analysis, the Company determined that three investments, aggregating $5.2 million, in privately-held companies had incurred a decline in value that was considered other-than-temporary. Substantially all of this charge was included within “Interest and other income , net” in the Company’s results from operations during the three months ended December 31, 2001. As of March 31, 2002, the remaining book value of strategic investments was approximately $4.5 million, and is recorded as deposits and other assets on the balance sheet.

(7)    Geographic, Segment, Significant Customer Information

The Company’s chief operating decision makers are the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO). The CEO and COO review financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The Company operates in one operating segment: the development and delivery of applications, infrastructure software, and customer services for communication service providers. The disaggregated information reviewed on a product category basis by the CEO and COO include: Applications, Infrastructure Software and Customer Services.

The Company’s applications enable end users to exchange electronic mail, facsimile, voice mail, instant messaging and multimedia messages from personal computers (PC’s), wireline telephones and mobile devices. The Company’s applications include, but are not limited to, e-mail, mobile e-mail, instant messaging, multimedia messaging and unified messaging products.

The Company’s infrastructure software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. One set of the Company’s infrastructure software products, including Mobile Access Gateway and Mobile Browser among others, enables Internet connectivity and Web browsing from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

mobile devices and synchronization of information among networks, mobile devices and PC’s using a variety of protocols. Another set of the infrastructure software provides provisioning and download capabilities and a directory that serves as a standards-based repository of information about users and devices in the network.

Finally, the Company provides Customer Services to help its customers design, install, deploy, manage, maintain and support the Company’s products and overall Internet implementations.

The disaggregated information reviewed on a product basis by the CEO and COO follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Applications	$16,607	$38,450	$89,483	$95,459
Infrastructure software	36,504	59,571	115,317	139,622
Customer services	30,046	33,348	89,900	88,134

Total revenues	$83,157	$131,369	$294,700	$323,215

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Japan and Europe. Information regarding the Company’s revenues in different geographic regions is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Americas	$33,748	$53,927	$117,250	$136,807
Europe, Middle East, Africa	17,857	34,244	72,083	90,616
Japan	21,850	31,168	79,937	68,467
Asia Pacific	9,702	12,030	25,430	27,325

Total revenues	$83,157	$131,369	$294,700	$323,215

Information regarding the Company’s revenues in different countries is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands)
Revenues:
United States	$23,427	$43,531	$89,090	$113,306
Japan	21,850	31,168	79,937	68,467
United Kingdom	6,820	19,983	29,835	48,214
Other foreign countries	31,060	36,687	95,838	93,228

Total revenues	$83,157	$131,369	$294,700	$323,215

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

Significant customer information is as follows:

	% of Total Revenue
Customer	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,	% of Total Accounts Receivable March 31,
	2002	2001	2002	2001	2002
KDDI	18%	17%	21%	15%	8%
mmO2	8%	12%	9%	12%	3%

(8)    Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	March 31
	2002		2001
	(in thousands)
Shares issuable under stock options	38,284	(a)	41,922
Shares of restricted stock subject to repurchase	911		1,208
Shares issuable pursuant to warrants to purchase common stock	232		232

(a)
Included from the calculation of shares issuable under stock options are the shares resulting from the stock option exchange program described in Note 12, whereby on April 9, 2002, the Company granted replacement options to acquire 14.7 million shares of the Company’s common stock. Also included in the shares issuable under stock options are the 5.3 million shares granted in October 2001 to the CEO as described in Note 14.

The weighted-average exercise price of stock options outstanding was $13.65 and $45.94 as of March 31, 2002 and 2001, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.95 and $0.15 as of March 31, 2002 and 2001, respectively. The weighted-average exercise price of warrants was $2.44 and $2.44 as of March 31, 2002 and 2001.

(9)    Long-term and restricted cash and investments

The Company classifies all of its long-term investments as available-for-sale and, accordingly, records them at fair value.

The following summarizes the Company’s long-term investments and restricted cash and investments at fair value:

	March 31, 2002	June 30, 2001
	(in thousands)
Unrestricted investments (various maturities through year ending June 30, 2004)	110,043	$21,173
Restricted cash and investments	22,349	20,700

Total	$132,392	$41,873

The increase of approximately $88.9 million in unrestricted investments was due to the Company investing in longer-term investments in order to achieve higher returns.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002 and 2001

(10)    Accounts Receivable, net

Accounts receivable is recorded net of allowance for doubtful accounts totaling $8.6 million and $10.5 million as of March 31, 2002 and June 30, 2001, respectively.

(11)    Other Comprehensive Loss

Other comprehensive loss includes net loss, unrealized gains on investments available-for-sale, and foreign currency translation adjustments.

Other comprehensive loss is comprised of:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(115,676)	$(151,157)	$(786,006)	$(547,803)
Other comprehensive loss:
Change in accumulated foreign currency translation adjustment	—	(113)	138	(87)
Change in accumulated unrealized gain (loss) on available-for-sale securities	(1,162)	(314)	(264)	509

Total comprehensive loss	$(116,838)	$(151,584)	$(786,132)	$(547,381)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2002	June 30, 2001
	(in thousands)
Unrealized gain (loss) on investments	$(187)	$76
Cumulative translation adjustments	(186)	(323)

Accumulated other comprehensive loss	$(373)	$(247)

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

On April 9, 2002, the Company granted replacement options to acquire 14.7 million shares of the Company’s common stock. The exercise price of the replacement options of $5.39 (except for Italy where the price was marginally higher) was equal to the fair market value of the Company’s common stock on April 9, 2002, which was the date of grant determined by the Compensation Committee of the Board of Directors.

(13)    Openwave Stock Repurchase Program

In September 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to five million shares of common stock. Any purchases under the Company stock repurchase program may be made in open market, in privately negotiated transactions or through the use of derivative securities. As of March 31, 2002, the Company had repurchased 1.7 million shares at a weighted-average price of $8.75, net of put option proceeds discussed below, and, therefore, had 3.3 million shares still available for repurchase under the current plan. During the quarter ended December 31, 2001, the Company repurchased 700,000 shares at a weighted-average price of $8.40 on the open market. During the same quarter, the Company also sold 3.5 million put options under the stock repurchase program that entitles the holder of each option to sell to the Company, for cash, by physical delivery or net share settlement at the Company’s election, one share of common stock at a specified price. The cumulative net proceeds to the Company from the sale of these put options were recorded as additional paid-in capital at the fair value of $10.5 million as required under the provisions of Emerging Issues Task Force 00-19. During the quarter ended March 31, 2002, 1.0 million of the options were exercised, and the Company acquired shares for $12.8 million and recorded the acquired shares as treasury stock. Additionally, 1.0 million put options were called by the holder of the options as a result of the closing price of the Company’s stock falling below the contractual minimum. The Company chose the option to pay $6.6 million to settle the obligation and recorded a decrease in additional paid-in-capital. The remaining 1.5 million put options were renegotiated to require settlement of the put options if the stock fell below certain minimum prices. On April 23, 2002, the Company’s closing price fell below the contractual minimum on the remaining 1.5 million put options, and the Company bought 1.5 million shares for $19.4 million and recorded the repurchased shares as treasury stock. Thus, as of April 23, 2002, the Company has repurchased a total of 3.2 million shares under the stock repurchase program at a weighted-average price of $10.69, net of option proceeds.

(14)    Executive Stock Compensation

During the quarter ended September 30, 2001, the Compensation Committee of the Board of Directors of the Company granted 210,000 restricted shares of the Company’s common stock to certain executive officers. The restricted shares will vest through July 2003. During the nine months ended March 31, 2002, the Company recorded deferred stock-based compensation totaling $3.6 million. The deferred stock-based compensation consists of $3.15 million resulting from the grant of the 210,000 restricted shares, and the remaining $450,000 arising from a loan to an employee in connection with the grant of stock options. The loan guarantees an intrinsic value of the stock options in March 2005 of $450,000. This has been accounted for as compensation cost over the service period equal to the loan amount.

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

A former employee commenced an arbitration against the Company in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration asks for an award of damages in excess of $25 million. Although the arbitration is in its preliminary stages, the Company believes the claims are without merit, intends to defend the arbitration vigorously and does not believe this matter will have a material adverse effect on the financial condition of the Company.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against the Company and a former affiliate of the Company. The complaint alleged that the Company had infringed claims of a common law trademark that Opuswave Networks asserted it had acquired. The Company and Opuswave Networks settled this action on February 15, 2002 for a deminimis amount.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The Company and one of its officers were served with the complaint, only after the 120 days for service allowed under the Federal Rules of Civil Procedure. On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. It names as defendants the Company; five of its present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Certain of these claims (including claims against the Company and its present or former officers under the Securities Exchange Act of 1934) had not been asserted in the initial complaint filed November 5, 2001. No specific damages are claimed. The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. Based upon the Company’s current understanding of the facts, the Company believes that the complaint is without merit, intends to defend against it vigorously and does not believe resolution of this matter will have a material adverse effect on the financial condition of the Company.

Based on certain information in the public record, on May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit in the Superior Court of California, County of San Mateo, titled Lefort v. Black et al. The lawsuit purports to be filed on behalf of the Company, asserting claims against the officers and directors at the time of the Company’s initial public offering. The allegations are similar to the allegations in the securities class action case described above. In the derivative case, however, plaintiff asserts that the alleged conduct injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases, and that plaintiffs’ lawyers have indicated that they intend to file additional derivative lawsuits. Based upon the Company’s current understanding of the facts, the Company believes that the complaint is without merit, intends to defend against it vigorously and does not believe resolution of this matter will have a material adverse effect on the financial condition of the Company.

(16)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability discussed in Note 6 above, the Company announced a restructuring plan that reduced the Company’s workforce by approximately 400 employees during the nine months ended March 31, 2002. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $34.4 million to cover the costs of severance, elimination of excess facilities and related leasehold improvements and other restructuring-related charges. In addition, the Company incurred accelerated depreciation charges in the amount of $1.9 million for assets related to the planned facility closings. The following table sets forth the restructuring activity through March 31, 2002:

	Restructuring and other Charges	Cash Payments	Noncash Charges	Accrual Balance at March 31, 2002
	(in thousands)
Facility and equipment costs	$20,881	$(3,536)	$(5,339)	$12,006
Severance and employment related charges	10,689	(8,512)	(355)	1,822
Other charges	2,792	(1,269)	(1,470)	53

	$34,362	$(13,317)	$(7,164)	$13,881

Facility and equipment costs primarily represent remaining lease liabilities related to offices in Asia Pacific, Europe, and North America that were vacated as part of the restructuring program. As of March 31, 2002, the remaining $12.0 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid through various dates by November 2012. The noncash charges in the amount of $5.3 million include the write-off of leasehold improvements on facilities vacated as part of the restructuring plan.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 400 employees, of which 49% were working in research and development, 41% in sales and marketing, and 10% in general and administrative functions. The accrual balance of $1.8 million as of March 31, 2002 is expected to be paid by June 30, 2002.

Other charges consist of fees resulting from the termination of software license arrangements and other fees. The noncash charges in the amount of $1.5 million include the write-off of certain software license arrangements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors”. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and in other documents the Company files from time to time with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, the Company’s mostly recently filed annual report on Form 10-K for the fiscal year ended June 30, 2001, quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001, quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2001, and any other reports filed by the Company after June 30, 2001.

Overview

We are a leading provider of applications, infrastructure software and services that enable the convergence of the Internet and wireless communications. We were incorporated in Delaware in 1994. Our customers are primarily communication service providers, including wireless and wireline carriers, Internet service providers, portals and broadband providers worldwide. Our Openwave™ Services Operating System (Services OS) is a suite of Internet protocol (IP)-based software products designed to be installed on communication service providers’ systems. Services OS™ is designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML, to allow our operator customers to deploy our products and to integrate our offerings into existing installed technology.

Using our software, communication service providers can offer Internet services to their wireless and wireline subscribers, and wireless device manufacturers can turn their mass-market mobile phones, personal digital assistants and other wireless devices into mobile Internet appliances. Wireless subscribers thus can gain access to Internet- and corporate intranet-based services, including e-mail, news, stocks, weather, travel and sports. In addition, subscribers can gain access via their wireless devices to communication service providers’ intranet-based telephony services, which can include over-the-air activation, call management, billing history information, pricing plan subscription and voice message management. As of March 31, 2002, we had 36.2 million active mobile subscribers.

Communication service providers using our software can also provide their subscribers with a variety of messaging applications, including e-mail, mobile e-mail, instant messaging, multimedia messaging, unified messaging (single inbox for e-mail, voice mail, and facsimile) and short messaging services. As of March 31, 2002, we had 89.5 million active mailbox seats down from 97.0 million as of December 31, 2001. In the March quarter we revised our active seats downward by 15.4 million as a result of an adjustment made for companies who have either gone out of business or who have moved to a different vendor as a result of mergers and acquisitions. Without this adjustment, our active seats would have grown by 7.9 million to 104.9 million. The adjustment did not have an impact on revenues previously recognized.

Our microbrowser software, Openwave Mobile Browser, is designed to be embedded in wireless devices and to deliver the mobile Internet and the applications of Services OS through a graphical user interface.

The majority of our sales have been to a limited number of customers and our sales are highly concentrated. Sales to KDDI accounted for approximately 18% and 17% of total revenue for the three months ended March 31, 2002 and 2001, respectively, and 21% and 15% of total revenue for the nine months ended March 31, 2002 and 2001, respectively. Sales related to KDDI for the prior periods ended March 31, 2001 have been adjusted to reflect all sales to KDDI, both direct and indirect through our channel partners. Sales to mmO2 plc (formerly, British Telecommunications plc) and its related entities accounted for approximately 8% and 12% of total revenue for the three months ended March 31, 2002 and 2001, respectively, and 9% and 12% of total revenue for the nine months ended March 31, 2002 and 2001, respectively. No other customers have accounted for 10% or more of total revenue for the three and nine months ended March 31, 2002 and 2001.

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

Donald Listwin, formerly an Executive Vice President of Cisco Systems, Inc., became the President and Chief Executive Officer of our combined company. In June 2001, Mr. Listwin also became Chairman of the Board, replacing Alain Rossmann, former Chief Executive Officer of Phone.com, who resigned from our Company that same month.

In August 2001, Kevin Kennedy, former senior vice president of Cisco Systems joined the Company to fill the newly-created position of Chief Operating Officer (COO). At the same time, John MacFarlane, the former Executive Vice President of Product Development was appointed to the newly-created position of Chief Technology Officer (CTO).

In April 2002, we named Bo Hedfors to the Board of Directors and appointed Bernard Puckett, an existing member of the board, as Vice Chairman of the Board of Directors.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to our understanding and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve Management’s judgments and estimates. These significant accounting policies are:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Impairment assessments

•	Restructuring assessment

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Notes 2, 6, 10 and 16 of the notes to the consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

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

One critical accounting policy falls within the “collectibility is probable” portion of SOP 97-2. The recognition of revenue is partly based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue.

Another revenue-related critical accounting policy relates to maintenance and support revenues. Certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the number of active subscribers to which the customer has committed to purchase under the license agreement. Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers. Based upon the customer’s prior subscriber activation experience, knowledge about the customer’s marketing plans or other relevant factors, we assess whether a reasonable estimate can be made of the customer’s subscriber activation over the deployment period for the arrangement. If such a deployment estimate can be made, we defer revenue equal to the difference between the VSOE of maintenance and support for the total commitment and the expected deployment period. The deployment estimates are reviewed each period and revenue amounts adjusted as necessary. If such an estimate cannot be made, we defer revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenue to be recognized upon delivery. If such an arrangement also provides for fee terms that are not fixed or determinable, license fees are recognized as the customer increases its active subscribers, but limited to the aggregate amounts due and payable.

Allowance for Doubtful Accounts

We regularly review the adequacy of our allowance for doubtful accounts after considering the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for either more or less allowances in the near future.

Circumstances that have caused revisions to the allowance calculation have been primarily due to a deterioration of the telecommunications industry, as well as significant downturns in industries such as the Internet service provider (ISP) industry. The contraction of the overall economy, or industries such as the ISP industry in particular, may result in more customers being placed in the specific account reserve category, thereby increasing our reserve estimate and negatively impacting operating results.

Impairment Assessments

We perform an impairment assessment of goodwill and identifiable assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in forecasted Company growth and significant changes to operating costs.

As part of our impairment assessment, we examine products, customer base and geography with a focus on significantly improving our cost structure and profitability. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. We then estimate the value of the goodwill based on the sum of the expected future cash flows, which is the estimated future cash flows expected to result from the use of the assets and their eventual disposition. If future cash flows are less than the estimates made during the impairment assessment, additional impairment charges may be required in the future.

In addition, strategic investments are regularly evaluated based on two primary criteria: financial solvency and access to future capital. A committee comprised of our financial and operation leaders evaluate each investment based on the previous criteria. Closely involved in the future strategic direction of the Company, the committee members apply the criteria based on our current information, as well as on developments in the industry at large. If it is determined that value of the investment has been impaired, an estimate is made using the projected future cash flows. If such estimates deviate from actual results, the value of the investments may be different.

Restructuring Assessment

As a result of our change in strategy and our desire to improve our cost structure and profitability discussed above, we announced a restructuring plan that reduced our workforce by approximately 400 employees during the nine months ended March 31, 2002. In connection with the implementation of the restructuring plan, we incurred $34.4 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included costs of severance, elimination of excess facilities and related leasehold improvements, and other restructuring-related charges. We expect to pay $3.8 million in the fourth quarter of fiscal year 2002, and $10.1 million thereafter through the year ending 2012. Our estimate of costs associated with abandonment of facilities includes real estate broker estimates of sublease income that take into consideration the type and condition of the subject property, the local commercial real estate market, expectations about time to obtain a sublessee, among other considerations. It is possible that the actual sublease income may differ materially for those estimates resulting in additional charges in future periods. The restructuring effort lead to a $25 to $30 million cost savings during the quarter ended March 31, 2002, of which 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments, and 25% in the general and administrative departments.

Results of Operations

Three and Nine Months ended March 31, 2001 and 2002

Revenues

We generate three different types of revenue. License revenues are primarily associated with the licensing of our application and infrastructure software products to communication service providers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication services providers; and professional services revenues, which are primarily a result of providing deployment and integration consulting services to communication service providers. The following table presents selected revenue information for the three and nine months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31			Nine Months Ended March 31
	2002	2001	Percent Change	2002	2001	Percent Change
	(in thousands)
License	$53,111	$98,021	(45.8%)	$204,800	$235,081	(12.9%)
Maintenance and support	19,200	15,891	20.8%	57,899	39,734	45.7%
Professional services	10,846	17,457	(37.9%)	32,001	48,400	(33.9%)

Total revenues	$83,157	$131,369		$294,700	$323,215

Percent of Revenues
License	63.9%	74.6%		69.5%	72.7%
Maintenance and support	23.1%	12.1%		19.6%	12.3%
Professional services	13.0%	13.3%		10.9%	15.0%

Total revenues	100.0%	100.0%		100.0%	100.0%

License Revenues

License revenues decreased 45.8% and 12.9% for the three and nine months ended March 31, 2002 as compared to the respective prior year periods. The decrease in license revenue was primarily attributed to the economic downturn, resulting in a reduced number of new contracts.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased 20.8% and 45.7% for the three and nine months ended March 31, 2002 as compared to the respective prior year periods. The increase in maintenance and support services revenues primarily reflects the continued growth of the overall customer base.

Professional Services Revenues

Professional services revenues decreased 37.9% and 33.9% for the three and nine months ended March 31, 2002 as compared to the respective prior year periods. The decrease in professional services revenue was primarily due to a decrease in the number of new commercial launches of our technology, as more of our license revenue comes from existing customers purchasing additional licenses.

Cost of Revenue

The following table presents cost of revenue as a percentage of related revenue type for the three and nine months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2002	2001		2002	2001
	(in thousands)
License	$1,315	$4,334	(69.7%)	$7,985	$16,186	(50.7%)
Maintenance and support services	6,859	7,421	(7.6%)	23,440	20,798	12.7%
Professional services	7,232	12,435	(41.8%)	20,355	30,755	(33.8%)

Total cost of revenue	$15,406	$24,190	(36.3%)	$51,780	$67,739	(23.6%)

Percent of related revenue:
License	2.5%	4.4%	(1.9)	3.9%	6.9%	(3.0)
Maintenance and support services	35.7%	46.7%	(11.0)	40.5%	52.3%	(11.8)
Professional services	66.7%	71.2%	(4.5)	63.6%	63.5%	.1
Gross Margin per related revenue:
License	97.5%	95.6%		96.1%	93.1%
Maintenance and support Services	64.3%	53.3%		59.5%	47.7%
Professional services	33.3%	28.8%		36.4%	36.5%
Total gross margin	81.5%	81.6%		82.4%	79.0%

Gross Margin

Our long-term financial models project our total gross margin will be between 83%-85%.

Cost of License Revenues

Cost of license revenues consists primarily of third-party license and related support fees. Cost of licenses decreased 69.7% and 50.7% for the three and nine months ended March 31, 2002 as compared to the respective prior year periods. The decrease was primarily associated with our exit from the ASP business. As a percentage of the license revenues, cost of license revenues remained relatively flat during the three and nine months ended March 31, 2002 as compared to the respective prior year periods.We anticipate that the cost of license revenues as a percentage of related revenues will remain relatively flat in the near term.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers. Cost of maintenance and support services decreased 7.6% and increased by 12.7% for the three and nine months ended March 31, 2002, as compared to the respective prior year periods. Cost of maintenance and support services as a percentage of related revenues decreased by 11.0 and 11.8 percentage points for the three and nine months ended March 31, 2002 as compared to the prior year periods due primarily to the product realignment and restructuring effort. We anticipate that the cost of maintenance and support services will remain relatively constant as a percentage of related revenues in the near term.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in our professional services operations and related overhead. Cost of professional services revenues decreased 41.8% and 33.8% for the three and nine months ended March 31, 2002 as compared to the respective prior year periods. As a percentage of professional services revenues, cost of professional services revenues decreased 4.5 percentage points for the three months ended March 31, 2002 as compared to the respective prior year period, primarily due to the cost reduction in connection with the restructuring plan, and remained relatively flat for the nine months ended March 31, 2002 as compared to the respective prior year period. We anticipate that the gross profit margin on professional services will increase slightly in the near term as we increase the productivity of the professional services organization.

Operating Expenses

The following table represents operating expenses for the three and nine months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2002	2001	Percent Change	2002	2001	Percent Change
	(in thousands)
Research and development	$31,063	$37,628	(17.4)%	$104,817	$96,228	8.9%
Sales and marketing	37,863	37,769	0.2%	125,747	104,762	20.0%
General and administrative	11,082	16,645	(33.4)%	43,650	39,673	10.0%
Restructuring costs	238	—	—	34,362	—	—
Stock-based compensation	2,898	1,405	106.3%	12,307	7,641	61.1%
Amortization and impairment of goodwill and other intangible assets	98,334	159,309	(38.3)%	698,914	477,454	46.4%
Accelerated amortization related to planned facility closings	—		—	1,931		—
Merger costs	—	234	(100.0)%	570	79,799	(99.3)%
Integration costs	—	5,522	(100.0)%	—	9,051	(100.0)%

Total operating expenses	$181,478	$258,512	(29.9)%	$1,022,298	$814,608	25.5%

Percent of Revenues
Research and development	37.4%	28.6%	8.8	35.6%	29.8%	5.8
Sales and marketing	45.5%	28.8%	16.7	42.7%	32.4%	10.3
General and administrative	13.3%	12.7%	0.6	14.8%	12.3%	2.5
Restructuring costs	*	*		*
Stock-based compensation	*	*		*	*
Amortization and impairment of goodwill and other intangible assets	*	*		*	*
Accelerated amortization related to planned facility closings	*	*		*	*
Merger costs	*	*		*	*
Integration costs	*	*		*	*	—

Total operating expenses	96.2%	70.1%	26.1%	93.1%	74.5%	18.6%

*	not meaningful

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. As a result of our product realignment and restructuring plan that occurred during the quarter ended December 31, 2001, research and development expenses decreased 17.4% for the three months ended March 31, 2002 as compared to the prior year period. The increase in research and development expenses of 8.9% for the nine months ended March 31, 2002, as compared to the respective prior year period, was due primarily to higher labor costs associated with the increase in average headcount from approximately 600 to 830 during the six-month period offset by the third quarter impact of the product realignment and restructuring plan. As a percentage of revenues, research and development expenses increased 8.8 and 5.8 percentage points during the three and nine months ended March 31, 2002, as compared to the prior year periods, due primarily to decreases in overall revenue. Our long-term financial models project our research and development expense to be within a range of 22% to 25% of total revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, travel expenses, public relations, promotional materials and trade show exhibit expenses. Sales and marketing expenses remained constant for the three months ended March 31, 2002 and 2001, and increased by 20% for the nine months ended March 31, 2002, as compared to prior year period, due primarily to the majority of the benefits from our product realignment and restructuring plan not being realized until the third quarter of 2002. As a percentage of revenues, sales and marketing expenses increased 16.7 and 10.3 percentage points for the three and nine months ended March 31, 2002 as compared to the prior year periods primarily due to decreases in overall revenue. Our long-term financial models project our sales and marketing expense to be within a range of 22% to 25% of total revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees, provision for doubtful accounts and other general corporate expenses. For the three months ended March 31, 2002, general and administrative expenses decreased over the prior period by 33.4%, primarily due to a reduction in provision for doubtful accounts during the period. For the nine months ended March 31, 2002, general and administrative expenses increased over the prior year by 10.0%, primarily due to an increase in the provision for doubtful accounts made during the year. As a percentage of revenues, general and administrative expenses remained relatively constant for the three and nine months ended March 31, 2002. Our long-term financial models project our general and administrative expenses to be within a range of 10% to 12% of total revenues.

Stock-Based Compensation

Stock-based compensation by category

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Research and Development	57%	85%	59%	68%
Sales and Marketing	7%	15%	5%	32%
General and Administrative	36%	—	36%	—

Stock-based compensation expense totaled $2.9 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively, and $12.3 million and $7.6 million for the nine months ended March 31, 2002 and 2001, respectively. All stock-based compensation expense is being amortized in a manner consistent with Financial Accounting Board Interpretation No. 28. The increase in stock-based compensation during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was primarily due to the Avogadro acquisition, as well as to restricted shares issued during the three months ended September 30, 2001. Stock-based compensation consisted of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, and restricted stock granted to executives. We expect our stock-based compensation expense to moderately decline in the future operating period.

Amortization and Impairment of Goodwill and Intangible Assets

Amortization and impairment of goodwill and intangible assets totaled $98.3 million and $159.3 million for the three months ended March 31, 2002 and 2001, respectively, and $698.9 million and $477.5 million for the nine months ended March 31, 2002 and 2001, respectively. Goodwill amortization is primarily the result of our acquisitions of Telarc, APiON and Angelica in October 1999, Paragon in March 2000, Onebox in April 2000, bCandid and MyAble in June 2000. Amortization of goodwill and other intangible assets is computed using the straight-line basis over three to five years. During the nine months ended March 31, 2002, we recorded an impairment charge of $279.5 million . Consistent with FAS No. 142, goodwill resulting from the acquisition of Avogadro will not be amortized.

Merger and Integration costs

As a result of the merger with Software.com, we recorded merger and integration costs of approximately $88.9 million during the fiscal year ended June 30, 2001. Merger costs, which totaled approximately $79.8 million, were comprised of banker’s fees of $73.4 million, regulatory fees of $2.2 million, and professional services of $4.2 million. Integration costs of approximately $9.1 million related to the merger with Software.com included costs associated with our name change and other consulting fees. During the nine months ended March 31, 2002, we increased merger and integration costs by $570,000 to a total of $89.5 million for the entire merger, as a result of additional professional services fees associated with the merger.

Interest and Other Income, Net

Interest and other income, net decreased from $3.8 million for the three months ended March 31 2001, to $3.1 million for the three months ended March 31, 2002, and from $19.3 million for the nine months ended March 31, 2001 to $4.2 million for the nine months ended March 31, 2002. The decrease in interest income was primarily a result of a $5.2 million write-down of certain strategic investments, as well as an overall decrease in interest income due to a decrease in cash of approximately $45.0 million during the period from March 31, 2001 to March 31, 2002 and a decrease in interest rates, from an average of 6.03% during the three months ended March 31, 2001 compared to an average of 3.1% during the three months ended March 31, 2002. We expect that interest income will continue to decline in the near term.

Income Taxes

Income tax expense totaled $3.7 million and $5.0 million for the three months ended March 31, 2001 and 2002, respectively, and $8.0 million and $10.8 million for the nine months ended March 31, 2001 and 2002, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from quarter to quarter based both on geographical mix of our billings and the variation of billings from one quarter to the next. The withholding tax expense for the three months ended March 31, 2002 was higher than normal as a result of our efforts to audit our past billings to customers in jurisdictions that levy withholding taxes. This work effort yielded additional withholding taxes that were both billable to customers and correspondingly payable to the respective taxing authorities. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 2% to 3% of revenues per quarter.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for the periods ended March 31, 2002 and 2001, respectively:

	Periods Ended March 31,
	2002	Percent Change	2001
	(in thousands)
	$193,191	(43.8)	$344,034
Cash and cash investments:
Cash and cash equivalents	117,679	(29.1%)	166,064
Short-term investments	85,955	(55.8%)	194,314
Long-term investments	110,043	100.0%	—
Restricted cash	22,349	8.0%	20,700

Total cash and cash investments	$336,026	(11.8%)	$381,078

Working capital as of March 31, 2002 was 43.8% lower than at the end of the corresponding prior year period, due primarily to a change in the Company’s investment policy that resulted in a shift of investments from short-term to long-term in order to obtain higher interest rate returns.

The negative cash flows used for operating activities during the first nine months of fiscal 2002, excluding cash paid for restructuring, totaled $13.2 million and related primarily to the net loss excluding noncash items. The negative cash flows used for operating activities during the first nine months of fiscal 2001 is primarily related to a net loss for the period and an increase in trade receivables. We expect that operational cash flows, excluding cash paid for restructuring costs, will result in a modestly negative impact to the cash flow in the near term.

The negative cash flows generated from investing activities during the nine months of fiscal 2002 were primarily attributable to purchases of property and equipment offset by net proceeds from short and long-term investments. The positive cash flows generated from investing activities during the first nine months of fiscal 2001 were primarily attributable to proceeds from sales of investments in order to finance operations offset by purchases of equipment. We expect that cash flows from investing activities will not be significant in the near term.

The negative cash flows from financing activities during the nine months of fiscal 2002 primarily reflected the repurchases of treasury stock. The positive cash flows provided by financing activities during the first nine months of fiscal 2001 primarily reflected the issuance of common stock. We expect that cash flows from financing activities during the next quarter will be negative due to $19.4 million in treasury stock that was purchased April 2002 as discussed below.

In September 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to five million shares of common stock. Any purchases under the Company stock repurchase program may be made in the open market, in privately negotiated transactions or through the use of derivative securities. As of March 31, 2002, we had repurchased 1.7 million shares at a weighted-average price of $8.75, net of put option proceeds discussed below, and, therefore, had 3.3 million shares still available for repurchase under the current plan. During the quarter ended December 31, 2001, we repurchased 700,000 shares at a weighted-average price of $8.40 on the open market. During the same quarter, we also sold 3.5 million put options under the stock repurchase program the entitles the holder of each option to sell to us, for cash, by physical delivery or net share settlement at our election, one share of common stock at a specified price. The cumulative net proceeds to us from the sale of these put options were recorded as additional paid-in capital at the fair value of $10.5 million as required under the provisions of Emerging Issues Task Force 00-19. During the quarter ended March 31, 2002, 1.0 million of the options were exercised, and we acquired shares for $12.8 million and recorded the acquired shares as treasury stock. Additionally, 1.0 million put options were called by the holder of the options as a result of our closing price falling below the contractual minimum. We chose the option to pay $6.6 million to settle the obligation and recorded a decrease in additional paid-in capital. The remaining 1.5 million put options were renegotiated to require settlement of the put options if the stock fell below certain minimum prices. On April 23, 2002, our closing price fell below the contractual minimum on the remaining 1.5 million put options, and we bought 1.5 million shares for $19.4 million and recorded the repurchased shares as treasury stock. Thus, as of April 23, 2002, we have repurchased a total of 3.2 million shares under the stock repurchase program at a weighted-average price of $10.69, net of option proceeds.

As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating leases and our equipment loans, capitalized lease obligations, and obligations under certain put options. On March 30, 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. The lease commenced upon completion of construction in the fourth quarter of fiscal year ended June 30, 2001. The lease requires a base rent of $3.25 per square foot per month and will increase by 3.5% annually. The lease term is for a period of 12 years from the commencement date of the lease. The lease required that we pay leasehold improvements that totaled $29.3 million at March 31, 2002. The agreement further required that we provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, we guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit. During the nine months ended March 31, 2002, we guaranteed additional letters of credit and pledged approximately $1.6 million for additional new locations outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 2.3% interest, and the resulting income earned is not subject to any restrictions.

We obtained a majority of our cash and investments from prior public offerings. Except for the put option agreement discussed above that was settled on April 23, 2002, we do not have any off-balance-sheet arrangements and are currently not dependent on debt financing. All contractual obligations and commercial commitments have been reflected in the financials.

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

In October 2001, we initiated a plan to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructuring, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructuring, we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plan has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plan, our expenses could increase more quickly than we expect. If we find that our planned restructuring does not achieve our objectives, it may be necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

We may be unable to successfully integrate acquisitions of other businesses and technologies into our business or achieve the expected benefits of such acquisitions or business combinations.

To date, we have acquired or combined with numerous companies and technologies and may acquire additional companies or technologies or enter into additional business combinations in the future. We may not be able to successfully assimilate the personnel, operations and customers of these businesses or integrate their technology with our existing technology, products and services. Additionally, we may fail to achieve the anticipated synergies from such acquisitions, including product integration, marketing, product development, distribution and other operating synergies.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become further impaired such that their carrying amounts may not be recoverable, and we may be required to record additional impairment charges impacting our financial position. We performed an impairment analysis and recorded a $279.5 million impairment charge during the three months ended December 31, 2001 within “Amortization and impairment of goodwill and other intangible assets” in our results from operations relating to certain long-lived assets and identifiable intangibles. As of March 31, 2002, we had approximately $438.2 million of goodwill and other intangible assets remaining, and it is possible that part of the remaining goodwill may become impaired in the future. Asset impairment charges of the foregoing nature could be large and could have a material adverse effect on our financial position and reported results of operations.

We may not be successful in forming strategic alliances with other companies.

We may not be able to form alliances with other companies that are important to ensure that our products are compatible with third-party products and to enable us to license our software into potential new customers, new markets, and to enable us to continue to enter into new license agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results.

We may not be successful in our strategic investments.

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments, and, therefore, we may need to record an impairment charge to write-off the strategic investments to our operations as was the case during the nine months ended March 31, 2002. As a result of regular monitoring of our strategic investments for evidence of impairment, we recorded $5.2 million impairment charge for the nine months ended March 31, 2002. There can be no assurance that we may not experience future material impairment charges with respect to our existing or future strategic investments.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

Fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between six months and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. We spend a substantial amount of time educating customers regarding the use and benefits of our products and they, in turn, spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Further, the emerging and evolving nature of the market for Internet-based services via wireless devices may lead prospective customers to postpone their purchasing decisions. In addition, any future slowdown in capital spending in the communications industry, such as the most recent slowdown, will likely lead existing and prospective customers to postpone or delay their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause our stock price to decline.

Our success depends on continued acceptance of our products and services by communication service providers and their subscribers.

Our future success depends on our ability to increase revenues from sales of our applications, infrastructure software and services to communication service providers. This dependence is exacerbated by the relatively small number of communication service providers worldwide whose willingness to purchase our products is critical to our success. To date, only a limited number of communication service providers have implemented and deployed services based on our products. Furthermore, we are dependent upon the carriers having growth in subscriber adoption. We cannot assure you that communication service providers will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Sales to KDDI and its related entities accounted for approximately 18% and 17% of total revenue for the three months ended March 31, 2002 and 2001, respectively, and 21% and 15% of total revenue for the nine months ended March 31, 2002 and 2001, respectively. Sales to mmO2 (formerly British Telecommunications) accounted for approximately 8% and 12% of total revenue for the three months ended March 31, 2002 and 2001, respectively, and 9% and 12%% of total revenue for the nine months ended March 31, 2002 and 2001, respectively. We believe that we will continue to depend upon a limited number of customers for a significant portion of our revenues from each period for the foreseeable future. Any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunications industry is entering a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general.

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

We have focused a significant amount of efforts on the development of unified messaging and instant messaging applications for use on a variety of devices and specifically, wireless devices. If our customers do not adopt our technology, our business will suffer materially. If mobile individuals do not adopt unified messaging and instant messaging applications as a means of communicating, our business would suffer materially.

If the GSM Association (GSMA) M–Services initiative is not successful, our business could suffer.

The GSMA M–Services initiative is an attempt by European communication service providers to reduce market fragmentation and offer advanced services in Europe. If the GSMA M–Services initiative is not adopted in sufficient numbers, then there could be less demand for our products in Europe and our business could suffer.

The market for our products and services is highly competitive.

The market for our products and services is highly competitive. The widespread adoption of open industry standards such as the WAP specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality both as proprietary extensions to the WAP standard and in the area of messaging platforms. Furthermore, some of our competitors, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with industry specifications. Finally, infrastructure providers like Nokia may leverage installed technology to sell end-to-end solutions.

We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Siemens, and Nortel;

•	messaging software providers, such as Comverse, Nokia, and Ericsson;

•	systems integrators, such as CMG plc;

•	software companies, such as Microsoft Corporation, Oracle Corporation, iPlanet, a Sun/Netscape alliance, Hewlett-Packard and 7.24 Solutions and Critical Path;

•	service providers, such as E-Commerce Solutions and InfoSpace;

•	browser competitors, such as Nokia, Access, AU Systems and Microsoft;

•	Wireless Knowledge, a subsidiary of Qualcomm;

•	communication service providers, such as NTT DoCoMo; and

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

Microsoft has announced its intention to introduce products and services that may compete directly with many of our products. In addition, Microsoft has announced the availability of Windows CE based operating systems for wireless devices, including voice enabled PDA’s and wireless telephones. Microsoft is delivering its own browser, called Mobile Explorer, for these devices.

Nokia markets a WAP server to communication service providers, corporate customers and content providers. This brings Nokia into direct and indirect competition with Openwave. Nokia’s corporate WAP server is designed to enable wireless device subscribers to directly access applications and services provided by these customers, rather than through gateways provided by communication service providers’ WAP servers. If Nokia’s WAP server is widely adopted by corporate customers and content providers, it could undermine the need for communication service providers to purchase WAP servers. Nokia also competes directly with Openwave in the area of messaging, offering end-to-end solutions, based on EMS and MMS, to communication service providers.

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

In addition to the existing competitors listed above, we expect that voice mail solution providers will be competitors in the unified messaging market because of their existing relationships with service providers and ownership of technologies for the conversion of voice to data. If we are unable to compete effectively against existing or emerging competitors our business, financial condition and operating results could suffer.

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

To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy and further develop products and expand service capabilities, while managing anticipated growth by implementing effective planning and operating processes. If we fail to manage effectively, our business could suffer. To manage, we must:

•	successfully manage the business with fewer employees due to the restructuring plan ;

•	continue to implement and improve our operational, financial and management information systems;

•	hire, train and retain qualified personnel, especially as the business climate improves;

•	continue to expand and upgrade core technologies;

•	effectively manage multiple relationships with various communication service providers, wireless device manufacturers, content providers, applications developers and other third parties; and

•	successfully integrate the businesses of our acquired companies.

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

In addition to problems that may affect the Internet as a whole, our customers have in the past experienced some interruptions in providing their Internet-related services, including services related to our software products. We believe that these interruptions will continue to occur from time to time. Our revenues depend substantially upon the number of subscribers who use the services provided by our customers. Our business may suffer if our customers experience frequent or long system interruptions that result in the unavailability or reduced performance of their systems or networks or reduce their ability to provide services to their subscribers.

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

International sale of product licenses and services accounted for 72% of our total revenues for the three months ended March 31, 2002. We expect international sales to continue to account for a significant portion of our revenues, although the percentage of our total revenues derived from international sales may vary. Risks inherent in conducting business internationally include:

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

The stock market in general, and the stock prices of Internet-related companies in particular, has recently experienced sharp declines and extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. If a large number of shares of our stock relative to the trading volume of our stock are sold in a short period of time, our stock price may decline rapidly. In the past, securities class action litigation has often been brought against companies following periods of sharp declines or volatility in their stock prices. We have experienced sharp declines and volatility in our stock price. Based upon publicly available information, a purported securities class action complaint has been filed against us, along with numerous other companies, in the U.S. District Court for the Southern District of New York and is described under Part II, Item 1. Legal Proceedings. We may in the future be the targets of similar or other class action litigation. Securities litigation could result in substantial costs and divert management’s time and resources, which could harm our business, financial condition and operating results.

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

As of March 31, 2002, we had forward contracts in Japanese Yen and British Pound Sterling outstanding. The forward contracts are accounted for on a mark-to-market basis, with gains or losses recognized in the consolidated statements of operations. The future value of these contracts is subject to exchange rate risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet dates were used to estimate the fair value of foreign currency forward contracts.

The following summarizes our foreign currency forward contract, which mature through May 2002, by currency, as of March 31, 2002:

	Contract Amount (Local Currency)	Contract Amount		Fair Value at March 31 2002 (US$)
	(in thousands)
Foreign Currency Spot Contracts:
Contract to pay Yen/receive US$	(YEN)82,100	US$	708	$24
Contract to pay Yen/receive US$	(YEN)11,500	US$	89	3
Contract to pay GBP/receive US$	(GBP) 4,100	US$	5,877	—
Contract to pay GBP/receive US$	(GBP) 800	US$	1,138	22

The following is a chart of the principal amounts of short-term investments, long-term investments, and restricted investments by expected maturity:

	Expected maturity date for the year ending June 30,					Cost Value	Fair Value
	2002	2003	2004	2005	2006	Mar 31, 2002 Total	Mar 31, 2002 Total
Corporate Bonds	$21,088	$71,783	$15,546	$—	$—	$108,407	$108,585
Commercial Paper	—	4,937	—	—	—	4,937	4,937
Federal Agencies	9,922	15,063	65,248	—	—	90,233	89,865
Taxable Auction Rate Securities	4,000			—	—	4,000	4,000
Sovereign Debts	5,033	—	—	—	—	5,033	5,046

Total	$40,043	$91,783	$80,794	$—	$—	$212,620	$212,433

Weighted-average interest rate	3.06%

With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-00065, was filed in the U.S. District Court for the district of Delaware against us and certain other companies. The complaint alleges that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. On March 26, 2001, we responded to the complaint. We denied the allegations that we have infringed any claim in either of the patents asserted against us. In addition, we asserted counterclaims against Mr. Stambler seeking a declaratory judgment that the asserted patents are not infringed by us and that the patents are also invalid and unenforceable. Based on the facts known to date, we believe that we have meritorious defenses and claims. We do not believe resolution of this matter will have a material adverse effect on the financial condition of us.

A former employee commenced an arbitration against us in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration asks for an award of damages in excess of $25 million. Although the arbitration is in its preliminary stages, we believe the claims are without merit, we intend to defend the arbitration vigorously and do not believe this matter will have a material adverse effect on the financial condition of our Company.

On April 30, 2001, a complaint, Opuswave Networks, Inc. v. Openwave Systems Inc. and Alain Rossmann, Civil Action No. 01-1681, was filed in the U.S. District Court for the Northern District of California against us and a former affiliate. The complaint alleged that we had infringed claims of a common law trademark that Opuswave Networks asserted it had acquired. We have settled this action with Opuswave Networks on February 15, 2002 for a deminimis amount.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Openwave and one of our officers were served with the complaint, only after the 120 days for service allowed under the Federal Rules of Civil Procedure. On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from June 11, 1999 through December 6, 2000. It names as defendants our Company; five of our present and former officers; and several investment banking firms that served as underwriters of our initial public offering and secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Certain of these claims (including claims against us and our present or former officers under the Securities Exchange Act of 1934) had not been asserted in the initial complaint filed November 5, 2001. No specific damages are claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. Based upon our current understanding of the facts, we believe that the complaint is without merit, we intend to defend against it vigorously and we do not believe resolution of this matter will have a material adverse effect on the financial condition of our Company.

Based on certain information in the public record, on May 3, 2002, we received notice of the pending filing of a purported shareholder derivative lawsuit in the Superior Court of California, County of San Mateo, titled Lefort v. Black et al. The lawsuit purports to be filed on behalf of our Company, asserting claims against the officers and directors at the time of our initial public offering. The allegations are similar to the allegations in the securities class action case described above. In the derivative case, however, plaintiff asserts that the alleged conduct injured our Company because our shares were not sold for as high a price in the IPO as they otherwise could have been. We are aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases, and that plaintiffs’ lawyers have indicated that they intend to file additional derivative lawsuits. Based upon the our current understanding of the facts, we believe that the complaint is without merit, we intend to defend against it vigorously and we do not believe resolution of this matter will have a material adverse effect on the financial condition of our Company.

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

Item 4.     Submission of Matters to a vote of Security Holders

Not applicable.

Item 5.     Other Information

In January 2002, the disinterested members of the Board amended and restated the Openwave Systems Inc. 1999 Directors’ Stock Plan in accordance with the recommendations of an independent compensation consulting firm to align the option grants under the plan with current market practice. Directors who are employees of the Company are not eligible to receive option grants under this plan.

The following changes were made to the amended and restated plan: (1) Initial grants to new directors were reduced from an option to purchase 66,000 shares of the Company with immediate full vesting to an option to purchase 60,000 shares of the Company with vesting contingent on continued service on the Board over four years as follows: 25% of the shares vesting on the first anniversary after appointment to the Board and the remaining shares vesting ratably on a monthly basis over the next three years. (2) Subsequent option grants to directors in the calendar year(s) following their initial selection to the Board were changed from one option each quarter to purchase 5,000 shares (i.e., 20,000 shares annually) vesting immediately upon grant, to one annual option grant to purchase 36,000 shares of the Company, which vests ratably over four years on a monthly basis based on continued service on the Board. (3) The vesting of all options now accelerate upon the dismissal of the director from the Board within 24 months following a change of control of the Company (such a provision was unnecessary previously since all the option grants were previously vested immediately upon grant). All options granted under the amended and restated plan will continue to be granted with an exercise price equal to 100% of the fair market value of the Company’s stock at the time of grant.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

10.1	Openwave Systems Inc. 1999 Director’s Stock Option Plan, as Amended and Restated effective January 1, 2002

10.2	Openwave Systems Inc. 1999 Employee Stock Purchase Plan (Amended and Effective as of April 11, 2002)

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002

OPENWAVE SYSTEMS INC.

By:	/s/ ALAN BLACK
Alan Black Senior Vice President, Corporate Affairs and Chief Financial Officer

(Principal and Financial Accounting Officer)