Form 10-K
period 2002-06-30
OPENWAVE SYSTEMS INC
filed 2002-09-30
CIK 1082506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $131,183,867 as of September 15, 2002 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 176,788,166 shares of the registrant’s Common Stock issued and outstanding as of September 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s 2002 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Item 1.    Business

We are a leading provider of infrastructure software, applications and services that enable the convergence of the Internet and wireless and wireline communications. We were incorporated in Delaware in 1994. Our customers are communication service providers, including wireless and wireline carriers, Internet Service Providers and broadband providers worldwide. Our Openwave® Services OS™ software suite enables telecommunication companies and wireless service providers to create and deploy new revenue-generating services while providing their subscribers with a rich personalized experience. The Services OS software suite is designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML.

Using our software, communication service providers can offer Internet services to their wireless and wireline subscribers, and wireless device manufacturers can turn their mass-market mobile phones and other wireless devices into mobile Internet devices. As of June 30, 2002, over 80 communication service providers have licensed our mobile Internet software, have commenced or announced commercial service or are in market or laboratory trials.

Communication service providers using our software can also provide their subscribers with a variety of messaging applications, including e-mail, mobile e-mail, mobile instant messaging (mobile IM), multimedia messaging service (MMS) and open voice mail. As of June 2002, we had over 140 million licensed mailbox seats and over 30 carriers which have each licensed over one million mailboxes.

Our microbrowser software, Openwave Mobile Browser, is designed to be embedded in wireless devices and to deliver the mobile Internet and the applications of the Services OS software through a graphical or textual user interface. As of June 30, 2002, we estimate that over 250 million handsets have shipped with our Openwave Mobile Browser embedded.

Recent Events

On August 8, 2000, Phone.com, Inc. and Software.com, Inc, signed an agreement to merge the two companies subject to stockholder approval, regulatory reviews and other conditions. On November 17, 2000, pursuant to such agreement, a wholly-owned subsidiary of Phone.com was merged with and into Software.com so that Software.com became a wholly-owned subsidiary of Phone.com. At the same time, Phone.com changed its name to Openwave Systems Inc. Under the terms of such agreement, approximately 94.5 million shares of Openwave common stock were issued in exchange for all the outstanding shares of Software.com common stock based on an exchange ratio of 1.6105 Openwave shares for each Software.com share. Immediately following the exchange, former stockholders of Phone.com owned approximately 51% of the combined company and former Software.com shareholders owned approximately 49%. The merger was accounted for as a pooling-of-interests.

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

In May 2002, we acquired Java download technology, key employees and access to its customers from a Sweden-based company, Ellipsus Systems, Inc. The acquired technology allows operators to efficiently deploy and realize immediate value from new data services for the mobile user. Also, in July 2002, we acquired SignalSoft Corporation, a leader in software applications for both commercial and emergency (E911) location-based services headquartered in Boulder, Colorado.

During the fourth fiscal quarter of 2002, Bo Hedfors was appointed to the Board of Directors, Bernard Puckett was designated vice-chairman of the Board, and Andrew Verhalen resigned from the Board.

In July 2002, John MacFarlane stepped down as Chief Technology Officer (CTO) and was replaced by Thomas Reardon and Bruce Martin, who were appointed to jointly share the role of Chief Technology Officer. Thomas Reardon was formerly CEO of Avogadro, Inc., a developer of instant messaging applications which we acquired in July 2001, and Bruce Martin was formerly Vice President of Technology for the Company and has worked for the Company since 1995. John MacFarlane remains on the Board of Directors.

Industry Background

The Convergence of the Internet and Mobile Telephony

As people have become increasingly dependent on e-mail services, remote access to corporate intranets, and other Internet-based services, mass-market wireless devices that provide mobile access to these resources have become increasingly useful tools. Openwave pioneered the convergence of the Internet and mobile telephony. In 1993, we developed our first e-mail messaging server. In 1995, we developed our initial mobile Internet technology, which enables the delivery of Internet-based services to wireless devices. In 1996, we introduced and deployed our first products based on our mobile Internet technology.

To create a worldwide open standard enabling the delivery of Internet-based services to mass-market wireless devices, we co-founded the Wireless Application Protocol (WAP) Forum in 1997. A year later in 1998, the WAP Forum published technical specifications for application and content development and product interoperability based on Internet technology and standards. These specifications were the basis of the first wireless Internet applications.

In 2001, the WAP Forum published its WAP 2.0 specifications, to provide full compatibility with the emerging W3C XHTML standards for Web content authoring.

In June 2002, the WAP Forum combined with the Open Mobile Architecture initiative to form the Open Mobile Alliance (OMA) of which Openwave is a founding member. The Open Mobile Alliance seeks to consolidate all the standards initiatives around the mobile Internet into one organization, so as to ensure compatibility between devices, infrastructure and applications on a worldwide basis.

Growth of the Internet, Messaging and Wireless Telecommunications

Use of the Internet and wireless telecommunications has grown rapidly in the past few years. International Data Corporation estimates that from the end of 2000 to the end of 2005, the number of users of the Internet worldwide will increase from 400 million to 941 million and the number of e-mail mailboxes will increase from 505 million to 1.2 billion. Industry analysts estimate that there were approximately 1.0 billion wireless subscribers worldwide at the end of 2001, and the number of subscribers will grow to approximately 1.6 billion by the end of 2004. We cannot assure you that these estimates will be achieved.

The number of mobile Internet subscribers worldwide as of June 2002 was approximately 100 million. Looking forward, further growth of the mobile Internet will depend on several factors, including the availability of data-enabled handsets, next generation data networks and compelling data services. All of these factors are expected to experience growth and development over the next few years.

After a slowdown in 2001, handset growth is expected to resume in 2002, with Strategy Analytics predicting total shipments of over 400 million handsets in 2002, as compared to approximately 390 million in 2001. Mobile data will be a key feature of many of these handsets. Of the 81 new models announced by the top-five handset vendors for 2002 (as of June 2002), almost all are browser-enabled; 54 are 2.5G capable, 30 have color screens and 28 support Java.

The rollout of next generation networks, required for the delivery of advanced mobile data services and improved user experience with existing services, is accelerating. By June 2002, 126 communication service providers had launched commercial GPRS or CDMA 1xRTT networks, up from 55 nine months earlier. Moreover, a number of communication service providers are seeing early successes with these services. KDDI in Japan added 1.15 million subscribers to its CDMA 1x network in the 4 months from April to July 2002, while SK Telecom in Korea has acquired over 7.0 million subscribers since launching its CDMA 1x network in mid-2001.

The Market Opportunity

The telecommunications industry is currently marked by a multitude of business, services and technological transitions, which have created an extremely complex and challenging environment for the carriers and vendors who serve the market. Key transitions include the technology transition from 2G to 2.5G to 3G networks and circuit-switch to IP technology. Services transitions include carriers moving from offering just one service to providing end users with multiple applications and personalized services. In addition, carriers are experiencing key business transitions, such as charging for minutes plus transactions and amount of data packets downloaded, and selling based on increased value of service offerings rather than competing on the sole basis of price. In order to successfully manage through these transitions, we believe communication service providers need the right technology and expertise to develop new revenue generating data services and to manage network changes with minimum disruption. An example of a service emerging from these transitions is multimedia messaging services (MMS). As of August 2002, a total of 27 communication service providers have launched photo- or multimedia messaging services, and another 34 are expected to launch in late 2002 or early 2003.

Compelling services, necessary to drive increased mobile data use and thus revenue, are emerging and are being actively deployed by service providers. Basic download services are improving as next generation networks and handsets enable the delivery of animation, color content and polyphonic ring tones, while games are becoming richer and more entertaining as mobile content providers develop for Java-capable devices. Location technologies may be used to launch innovative new applications, such as Openwave Safety First, which provides a mobile emergency services solution, while person-to-person messaging is expanding beyond the realms of basic text messaging, as operators offer e-mail, Instant Messaging (IM), and photo- and multimedia-messaging services.

The Openwave Systems Solution

We provide scalable infrastructure software and messaging applications to communication service providers enabling the delivery of both Internet-based services to mass market wireless devices and advanced communication services to wireless and wireline end users. Our products allow communication service providers to offer new revenue generating data services to offset the decrease in voice revenues experienced recently. In addition, wireless device manufacturers can use our browser technology to turn their mass-market wireless devices into mobile Internet devices. Our strategy is to design software products and platforms that help our customers drive incremental subscriber revenues and increase subscriber loyalty while transitioning to a world of personalized data services, multiple applications and open standards-based networks.

Products and Services

Our Openwave Services OS software suite enables telecommunication companies and wireless service providers to rapidly create and deploy new revenue-generating services while providing their subscribers with a rich personalized experience. Our products fall into three broad categories: Messaging products, mobile products and client products. We also have a professional services group which supports all products we sell.

Messaging Products

•
Openwave Email—Internet-based, carrier-class e-mail messaging applications with high scalability, performance and features to achieve reliable operation, smooth administration and integration with existing systems and services.

•
Openwave Mobile Messaging—three products are jointly developed, one for MMS, one for Mobile Instant Messaging (IM) and one for Mobile Email. Our MMS product is the direct result of the integration of our historical development efforts in mobile access gateways and e-mail server technologies.

•
Openwave Open Voice Mail—a voice messaging application that delivers voice mail over IP networks. This product is designed to take advantage of the shift of voice traffic to IP networks. Operators may recognize significant cost-savings and new application flexibility by moving to open, IP-based voice mail infrastructure and away from proprietary legacy solutions.

Mobile Infrastructure Products

•
Openwave Mobile Access Gateway—carrier-class infrastructure software for exchanging data between the wireline Internet and wireless devices. Our market-leading gateway includes advanced features such as WAP Push, security, billing support and differentiated classes of service. Now in its fifth generation, this product represents the heart of our mobile data services offering.

•	Openwave Provisioning Manager—a flexible, extensible, centralized provisioning solution for over-the-air provisioning of wireless handsets.

•
Openwave Download Fun—a content delivery solution that provides a platform for communication service providers to offer subscribers the capability to download a wide variety of media objects to their mobile handsets.

•
Openwave Location Products—a group of commercial and emergency location-based services applications that were obtained in the acquisition of SignalSoft Corporation. Such products include Safety First, Friend Finder, Intelligent Network Routing, Location Manager and Location Studio.

Client Products

•	Openwave Mobile Browser—microbrowser software that is designed and optimized for wireless devices and that we believe provides a rich, easy-to-use subscriber experience.

•	Openwave SDK—Software development kit for developers and content providers seeking to build applications and content for the mobile Internet, primarily via WAP.

Professional Services

Our products and our customers’ networks are complex requiring an experienced and knowledgeable professional services, support, and training organization to provide world-class solutions to our customers. Our support organization provides both 24-hour maintenance and support services to our carrier customers and maintenance and engineering support services to wireless device manufacturers, who have ported our Openwave Mobile Browser and other device applications to their wireless devices. In addition, we provide consulting services to communication service providers who license our software and engage us to perform integration services relating to commercial launches of our technology, as well as value-added services that are designed to improve the end-to-end consumer experience, ultimately increasing adoption rates for wireless data services.

New Products and Services under Development

We continue to enhance the features, functionality and usability of our current products while investing in new products for our mobile Internet infrastructure software and messaging application suites. Ongoing developments include an improved graphical user interface and the addition of new functionality relating to WAP 2.0 and an application delivery solution that allows for the download of a wide variety of media objects to their handsets, including Java games, ring tones, images and other media. We are also developing next generation messaging applications such as MMS.

Our device software portfolio has expanded to include messaging clients for services such as MMS and Instant Messaging.

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

Customers

Communication Service Providers

We sell our software products worldwide, primarily to communication service providers, including wireless and traditional telecommunications carriers, wireline telecommunication carriers and also to Internet service providers, cable-based Internet access providers and Internet portals.

We also provide our communication service provider customers with professional services that enable them to rapidly adopt our technology and bring wireless and wireline Internet-based services and applications to market. Our professional services focus on those areas where our products interface with our customers’ internal systems such as billing, provisioning and customer care.

Our agreements with our communication service provider customers grant them nonexclusive licenses to use our Services OS software in connection with providing Internet-based services to their subscribers. Pricing and payment terms for licenses are negotiated with each customer based upon subscriber count or transaction capacity. Products are licensed under either a perpetual license model or under a monthly or quarterly time-based license model. Although these agreements do not provide for a right of return, we typically provide a limited warranty and indemnify customers, subject to certain limitations, against intellectual property infringement claims. In addition, we typically provide fee-based maintenance and support services to our customers, under which they receive error corrections and remote support. Our customers can also purchase new version coverage to receive new releases of our products for a specified term.

Wireless Device Manufacturers

We license our Openwave Mobile Browser software to wireless device manufacturers, who embed it into their products. In addition, we provide engineering and support services to accelerate the introduction of new wireless device models that contain our Openwave Mobile Browser.

Our agreements with wireless device manufacturers generally provide these customers with a nonexclusive license to include the Openwave Mobile Browser in the wireless devices that they sell. In addition, customers can elect to receive varying levels of fee-based maintenance and support services.

Research and Product Development

Our ability to meet our customer’s expectation of innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made and intend to continue to make, significant investments in research and product development. Our research and development expenses were $135.1 million, $135.8 million, and $59.9 million for the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002, we had 728 employees engaged in research and product development activities.

Technology

Technology and innovation are key to our success. We have contributed to the development of the mobile Internet. Our messaging products have substantial innovation and technology dedicated to the unique and stringent needs of the service provider marketplace. Our products are based on open standards, and we contribute to the development of such standards; in particular, contributions are made in the areas of mobile Internet protocols, messaging, mobile Internet technology and enabling technologies for 2.5G and 3G networks.

Our technology is designed for deployment on very large-scale networks. Our customers require highly scalable systems, tools for monitoring and managing systems and other features unique to the size, scale and performance characteristics of their networks and service offerings. Our technology is designed with these requirements in mind and includes features such as:

•	The ability to segment and structure data for high performance access, enabling a much larger number of supported users

•	The ability to replicate directory information for increased performance and reliability

•	The ability to perform certain management and operations activities on the systems without downtime

•	Implementation techniques that utilize multi-process, multi-threaded architectures to enable efficient utilization of multiple CPU Unix servers

Mobile Access Gateway Technology

We have designed our Openwave Mobile Access Gateway to be modular, expandable, flexible, scalable and reliable. Using an architecture based on scalable, object-oriented technology, the Openwave Mobile Access Gateway typically runs on a large, distributed set of servers. Openwave Mobile Access Gateway is intended to meet the stringent performance, scalability and reliability requirements of communication service providers. The Openwave Mobile Access Gateway implements OMA specifications for communications with mobile phones and other mobile terminals and anticipates including standards ratified by the OMA.

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

Messaging Platform Technology

We have developed a scalable platform for building messaging and other Internet-standard, data intensive applications. Our platform is based on a partitioned cluster architecture, which enables excellent scalability and performance across a wide variety of configurations. Our Internet messaging technology implements a wide variety of messaging standards, including SMTP, MIME, IMAP4, POP3, and VoiceXML. The message storage subsystem reliably and efficiently stores, organizes and retrieves a variety of messaging media types, including text, graphics, voice, audio and facsimile.

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

Sales, Marketing and Customer Support

We sell our products through both a direct sales force and third-party resellers. As of June 30, 2002, we had 885 employees in Sales, Marketing and Customer Support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support and related professional services. Our third-party resellers are telephony infrastructure companies such as Siemens, systems integrators such as Itochu Techno-Science Corporation, and systems providers such as Sun Japan.

International sales of products and services accounted for 68%, 66% and 62% of our total revenues for our fiscal years ended June 30, 2002, 2001 and 2000, respectively. Our international sales strategy is to sell directly to large carriers and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions.

We believe that customer service and ongoing technical support are an essential part of the sales process in the telecommunications industry. Our Customer Advocacy organization is dedicated to the success and satisfaction of customers. Senior management and assigned account managers play an important role in ongoing account management and relationships. We believe these customer relationships will enable us to improve customer satisfaction and develop products to meet specific customer needs.

We actively recruit content and application developers to our platform and make available to them free of charge our software development kit, Openwave SDK. We also provide them with free membership in the Openwave Developer Program, free e-mail-based support and the opportunity to participate in the Openwave Developer Alliances Program.

The Openwave Developer Alliance Program promotes a select group of our content and application developers as members. We screen applications to the Developer Alliance Program based on the availability and quality of the content or applications produced by the candidates. We perform joint marketing activities with Alliance partners, as well as provide introductions between them and our wireless communication service providers.

Standards

We believe the growth and development of standards is key to the success of our industry and our Company. Therefore, we take an active role in a number of industry standards organizations including the OMA, the World Wide Web Consortium (W3C), CDMA Developer Group, Wireless Village, SyncML Consortium and Internet Engineering Task Force among others. In addition, the Third Generation Partnership Projects (3GPP and 3GPP2), which are the 3G standards organizations for GSM and CDMA, respectively, represent strategic standards for our products.

Competition

The market for wireless and wireline Internet standards-based infrastructure and applications software products and services continues to be intensely competitive. The widespread adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce new products that compete with our software products.

We expect that we will continue to compete primarily on the basis of quality, technical capability, breadth of product and service offerings, functionality, price and time to market.

In the messaging products market, our competitors include CMG, Comverse, Critical Path, Ericsson, iPlanet, Logica and Nokia. In the mobile products market, our competitors include CMG, Ericsson, Nokia, Motorola, Qualcomm and a joint Hewlett-Packard and 7.24 product. In the client products market, our competitors include Nokia, Microsoft, Access, and AU Systems. In the location products market, our competitors include Ericsson, Nokia, Telecommunication Systems, Intrado, Motorola and Siemens.

Intellectual Property Rights

Our performance depends significantly on our ability to protect our proprietary rights to the technologies used in our products. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business.

We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection. Despite the measures we take to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information which we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Thus, the measures we take to protect our proprietary rights in the United States and abroad may not be adequate. In addition, our competitors may independently develop similar technologies.

The market for wireless communications and the delivery of Internet-based services are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of infringement claims against us grows. For example, we inadvertently may be infringing a patent of which we are unaware. In addition, because patents can take many years to issue, there may be one or more patent applications now pending of which we are unaware, and which we may be accused of infringing when patent(s) issue from the application(s) in the future. To address any patent infringement claims, we may need to enter into royalty or licensing agreements on disadvantageous commercial terms. We may also have to incur significant legal expenses to ascertain the risk of infringing a patent and the likelihood of that patent being valid. A successful claim of patent infringement against us, and our failure to license the infringed or similar technology, could harm our business. In addition, any infringement claims, with or without merit, would be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.

As a member of several groups involved in setting standards for the industry, such as the OMA, we have agreed to license our intellectual property to other members of those groups on fair and reasonable terms to the extent that the intellectual property is essential to implementing the specifications promulgated by those groups. Each other member of the groups has entered into a reciprocal agreement.

Employees

As of June 30, 2002, we had 1,884 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we occupy a 280,000 square foot building under a 12-year lease that commenced in the fourth quarter of the fiscal year ended June 30, 2001. In addition, we have two options to extend the lease for five years each. We also have other facility leases in other locations in the United States and throughout the world.

Item 3.    Legal Proceedings.

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-00065, was filed in the U.S. District Court for the District of Delaware against us and certain other companies. The complaint alleged that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. Pursuant to a written agreement effective as of April 6, 2002, we reached a settlement in which, among other things, Mr. Stambler dismissed all claims against us with prejudice.

A former employee commenced an arbitration against us in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration asks for an award of damages in excess of $25 million. We believe the claims are without merit, we intend to defend the arbitration vigorously, and we do not believe this matter will have a material adverse effect on the financial condition of our Company.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from June 11, 1999 through December 6, 2000. It names as defendants our Company; five of our present and former officers; and several investment banking firms that served as underwriters of our initial public offering and secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (and all other issuer defendants) moved to dismiss the respective complaints, which motion is still pending. Based upon our current understanding of the facts, we believe that the complaint’s claims against us are without merit, we intend to defend the case vigorously, and we do not believe that resolution of this matter will have a material adverse effect on the financial condition of our Company.

On May 3, 2002, we received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW. Plaintiff has moved to transfer the case to the United States District Court, Southern District of New York, and that motion presently is scheduled to be heard on October 3, 2002. The lawsuit purports to be filed on behalf of our Company, asserting claims against the officers and directors at the time of our initial public offering. The complaint includes allegations similar to the allegations in the securities class action case described above. In the derivative case, however, plaintiff asserts that the alleged conduct injured our Company because our shares were not sold for as high a price in the IPO as they otherwise could have been. We are aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, we moved to dismiss the complaint. Subsequently, plaintiff made demand that the Board of Directors assert his purported claims. The parties have stipulated to take the motion off the calendar while the Board considers the demand. We do not believe that resolution of this matter will have a material adverse effect on the financial condition of our Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has been listed for quotations on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol OPWV since the merger of Phone.com, Inc. and Software.com, Inc. on November 17, 2000. The following table sets forth the fiscal periods indicating the high and low closing sales prices for our common stock.

Stock price by quarter	High	Low
Fiscal year ended June 30, 2002
First quarter	$33.24	$12.48
Second quarter	$12.09	$6.64
Third quarter	$10.90	$5.49
Fourth quarter	$6.70	$4.65

Fiscal year ended June 30, 2001
First quarter	$126.88	$60.50
Second quarter	$116.88	$37.00
Third quarter	$76.19	$15.96
Fourth quarter	$46.90	$13.51

As of August 31, 2002, there were 800 holders of record of our common stock. We have not paid any dividends and currently intend to retain future earnings for reinvestment in our business or the repurchase of outstanding shares of our common stock. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

On May 28, 2002, we issued approximately 2,400,000 unregistered shares in the purchase of Java download technology, key employees and access to their customers from Ellipsus Systems, Inc. We believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) or another applicable exemption.

On October 15, 2001, in connection with the acquisition of software code containing a graphics engine and related intellectual property from AlphaMask, Inc., we issued approximately 19,000 shares of our common stock to the company. We have the right to repurchase approximately 13,000 shares at $0.01 per share, which repurchase right lapses upon the meeting of certain milestones. We believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) or other applicable exemption.

Item 6.    Selected Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2002, 2001, 2000, and 1999 and the consolidated balance sheet data as of June 30, 2002, 2001, 2000, and 1999 are derived from our financial statements which have been audited by KPMG LLP. The quarterly results of operations for the years ended June 30, 2002 and 2001 and the consolidated statements of operations and the consolidated balance sheet for the year ended June 30, 1998 represent information that is unaudited. The information is presented for illustrative purposes only and is not necessarily indicative of the periods shown, nor is it necessarily indicative of future results or financial position.

You should also consider that on November 17, 2000, we merged with Software.com, Inc. in a transaction that was accounted for as a pooling-of-interests. In recording the pooling-of-interests combination, Software.com, Inc.’s consolidated financial statements for the years ended December 31, 1999 and 1998 were combined with our consolidated financial statements for the years ended June 30, 1999 and 1998. As of the merger date, Software.com changed its fiscal year end to June 30 to conform to our fiscal year end. Software.com’s consolidated financial statements for the twelve months ended June 30, 2000 were combined with our consolidated financial statements for the same period. Software.com’s unaudited results of operations for the six months ended December 31, 1999 included revenues of $29.0 million, expenses of $37.2 million and net loss of $8.2 million. An adjustment has been made in stockholders’ equity as of June 30, 2000 to eliminate the effect of including Software.com’s unaudited results of operations for the six months ended December 31, 1999 in both the years ended June 30, 2000 and 1999.

The following table sets forth yearly results of operations for fiscal years 2002, 2001, 2000, 1999 and 1998.

	Years ended June 30,
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$238,796	$344,990	$93,126	$32,076	$17,984
Maintenance and support services	76,273	60,264	25,835	13,507	4,396
Professional services(1)	44,484	63,814	29,307	14,800	6,558
Project revenues	5,279	—	—	—	—

Total revenues	364,832	469,068	148,268	60,383	28,938

Cost of revenues:
License	9,237	21,945	6,742	3,046	1,663
Maintenance and support services	30,848	28,875	14,889	5,797	2,700
Professional services(1)	26,849	40,760	18,831	8,685	5,161
Project costs	4,708	—	—	—	—

Total cost of revenues	71,642	91,580	40,462	17,528	9,524

Gross profit	293,190	377,488	107,806	42,855	19,414

Operating expenses:
Research and development	135,136	135,768	59,889	28,934	17,822
Sales and marketing	161,046	148,811	68,421	33,597	19,541
General and administrative	56,470	59,320	24,061	12,099	7,277
Restructuring and other costs	37,732	—	—	—	—
Stock-based compensation*	14,866	10,223	10,184	2,236	335
Amortization and impairment of goodwill and other intangible assets	1,136,109	636,282	216,614	329	—
In-process research and development	—	—	27,700	3,210	—
Merger, acquisition, and integration-related costs	570	88,850	10,395	—	—

Total operating expenses	1,541,929	1,079,254	417,264	80,405	44,975

Operating loss	(1,248,739)	(701,766)	(309,458)	(37,550)	(25,561)
Interest income and other, net	11,445	25,760	23,220	2,829	446
Write-down of nonmarketable equity securities	(5,585)	(1,000)	—	—	—

Loss before income taxes	(1,242,879)	(677,006)	(286,238)	(34,721)	(25,115)
Income taxes	(17,879)	(12,988)	(2,019)	(2,316)	(446)

Net loss	(1,260,758)	(689,994)	(288,257)	(37,037)	(25,561)
Accretion on redeemable convertible preferred stock	—	—	—	(403)	(825)

Net loss attributable to common stockholders	$(1,260,758)	$(689,994)	$(288,257)	$(37,440)	$(26,386)

Basic and diluted net loss attributable to common stockholders per share	$(7.28)	$(4.17)	$(2.06)	$(0.52)	$(0.47)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	173,193	165,426	139,921	71,514	56,617

* Stock-based compensation by category:
Research and development	$8,856	$6,144	$8,924	$2,236	$335
Sales and marketing	822	2,591	1,260	—	—
General and administrative	5,188	1,488	—	—	—

	$14,866	$10,223	$10,184	$2,236	$335

	As of June 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$214,199	$348,493	$523,007	$186,009	$40,222
Long-term investments, and restricted cash and investments	102,311	41,873	20,700	—	—
Total assets	529,197	1,725,715	2,361,225	250,825	60,892
Long-term obligations and redeemable preferred stock	—	754	3,319	6,254	10,896
Total stockholders’ equity	392,896	1,557,953	2,192,376	177,456	15,324

(1)	Historical amounts have been reclassified to conform to current period presentation in accordance with EITF No. 01-14 (formerly Topic D-103)

The following table sets forth quarterly results of operations for fiscal years 2002 and 2001.

	Year ended June 30, 2002 (unaudited)				Year ended June 30, 2001 (unaudited)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands except per share data)
Revenues
License	$33,996	$53,111	$63,404	$88,285	$109,909	$98,021	$79,960	$57,100
Maintenance and support services	18,374	19,200	19,503	19,196	20,530	15,891	13,303	10,540
Professional services(1)	12,483	10,846	10,855	10,300	15,414	17,457	17,094	13,849
Project revenues	5,279	—	—	—	—	—	—	—

Total revenues	70,132	83,157	93,762	117,781	145,853	131,369	110,357	81,489

Cost of rRevenues
License	1,252	1,315	2,450	4,220	5,758	4,334	6,214	5,639
Maintenance and support services	7,408	6,859	8,754	7,827	8,077	7,421	7,070	6,307
Professional services(1)	6,494	7,232	6,603	6,520	10,006	12,435	9,642	8,677
Project costs	4,708	—	—	—	—	—	—	—

Total cost of revenues	19,862	15,406	17,807	18,567	23,841	24,190	22,926	20,623

Gross profit	50,270	67,751	75,955	99,214	122,012	107,179	87,431	60,866

Operating expenses
Research and development	30,319	31,063	35,345	38,409	39,540	37,628	31,440	27,160
Sales and marketing	35,299	37,863	40,130	47,754	44,049	37,769	33,413	33,580
General and administrative	12,820	11,082	14,146	18,422	19,649	16,645	12,277	10,749
Restructuring and other costs	1,439	238	36,055	—	—	—	—	—
Stock-based compensation	2,559	2,898	4,423	4,986	2,582	1,405	1,562	4,674
Amortization and impairment of goodwill and other intangible assets	437,195	98,334	441,563	159,017	158,828	159,309	159,731	158,414
In-process research and development	—	—	—	—	—	—	—	—
Merger, acquisition and other integration-related costs	—	—	—	570	—	5,756	83,094	—

Total operating expenses	519,631	181,478	571,662	269,158	264,648	258,512	321,517	234,577

Operating loss	(469,361)	(113,727)	(495,707)	(169,944)	(142,636)	(151,333)	(234,086)	(173,711)
Interest and other income	2,085	3,057	2,570	3,733	5,424	4,848	7,175	8,313
Write-down of nonmarketable equity securities	(383)	—	(4,939)	(263)	—	(1,000)	—	—

Loss before income taxes	(467,659)	(110,670)	(498,076)	(166,474)	(137,212)	(147,485)	(226,911)	(165,398)
Income taxes	7,093	5,006	1,803	3,977	4,979	3,672	1,714	2,623

Net loss	$(474,752)	$(115,676)	$(499,879)	$(170,451)	$(142,191)	$(151,157)	$(228,625)	$(168,021)

Basic and diluted net loss per share attributable to common stockholders	$(2.73)	$(0.67)	$(2.88)	$(0.99)	$(0.84)	$(0.91)	$(1.38)	$(1.04)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	174,216	173,270	173,452	171,352	168,833	166,943	165,088	162,026

(1)	Historical amounts have been reclassified to conform to current period presentation in accordance with EITF No. 01-14 (formerly Topic D-103).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results  of Operations.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant accounting policies are:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Impairment assessment of goodwill and identifiable intangible assets

•	Restructuring-related assessments

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 of the notes to the consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, Modification of 97-2 “Software Revenue Recognition” With Respect to Certain Transactions, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

One of the critical judgments we make is the assessment that “collectibility is probable.” Our recognition of revenue is partly based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue.

Another critical judgment involves the “fixed or determinable” criterion. We consider payment terms within 12 months to be normal. Payment terms beyond 12 months are considered extended and revenue is recognized when due and payable. We consider arrangements where the fees are due at least 80% within one year or less from delivery as “fixed or determinable.”

For certain arrangements we are required to make estimates that affect the timing and amount of maintenance and support revenues we recognize under these arrangements. Specifically, certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the number of active subscribers to which the customer has committed to purchase under the license agreement. Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers. Based upon the customer’s prior subscriber activation experience, knowledge about the customer’s marketing plans or other relevant factors, we assess whether a reasonable estimate can be made of the customer’s subscriber activation over the deployment period for the new arrangement. If such a deployment estimate can be made, we defer revenue equal to the difference between the Vendor Specific Objective Evidence (VSOE) of maintenance and support for the total commitment and the expected deployment period. The deployment estimates are reviewed each period and cumulative revenue amounts adjusted as necessary. If such an estimate cannot be made, we defer revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenue to be recognized upon delivery.

We use the percentage-of-completion method under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, to recognize project revenue related to our porting service arrangement with a service partner. Following the percentage-of-completion method, we are required to make estimates that affect the timing and amount of revenue recognized in a particular period. Specifically, under the percentage-of-completion method, amounts recognized in revenue are calculated using the current cumulative cost and the total estimated cost to complete the project. The percentage-of-completion method has inherent risk in that it is dependent upon estimates of ultimate costs and revenues, which are subject to the uncertainties in long-term contracts. We reduce the inherent risk relating to revenue and cost estimates in our percentage-of-completion model through corporate policy, approval and monitoring processes. Risks relating to the porting service delivery and other factors are considered in this estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

Additionally, we plan to recognize revenues from reseller license fees and other joint activities contemplated under this arrangement using the percentage-of-completion method over the term of our porting services work, because these revenue streams cannot be segmented from porting revenues for revenue recognition purposes. Reseller amounts will be classified as license revenue on the consolidated statement of operations, while classification of revenues from other joint activities will be based on the nature of the activity.

If there are significant changes to the scope of the porting services project or our estimates of progress towards completion change significantly, the timing and amount of revenue could be materially affected.

Allowance for Doubtful Accounts

We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category. In addition, we maintain a general reserve for all invoices billed and unbilled by applying a percentage based on each 30-day age category. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Circumstances that have caused revisions to the allowance calculation have been primarily due to a deterioration of the telecommunications industry over the last two years, as well as significant downturns in industries such as the Internet service provider (ISP) industry. The contraction of the overall economy, and industries such as the ISP industry in particular, may result in more customers being placed in the specific account reserve category, thereby increasing our reserve estimate and negatively impacting operating results.

Impairment Assessments

We perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

As part of our impairment assessment, we examine products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. We then estimate the value of the goodwill based on the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition. If future cash flows turn out to be less than the estimates made during the impairment assessment, additional impairment charges may be required in the future.

During the year ended June 30, 2002, we performed two separate impairment analyses as a result of changes within the telecommunications industry that led to reductions in our forecasted growth. The triggering events for the quarters ended December 31, 2001 and June 30, 2002 include the restructuring plan that was announced during the quarter ended December 31, 2001 and the significant decrease in our market capitalization during the quarter ended June 30, 2002. For the December 31, 2001 impairment analysis, assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For the June 30, 2002 analysis, to the extent that cash flows were not identifiable at the product level, we assessed impairment at the enterprise level. If the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amount of the assets, we recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeded the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3% during the quarter ended December 31, 2001 and 22.6% during the quarter ended June 30, 2002. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the risk-free rate, the expected return on the market portfolio and our risk-based rate. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with Accounting Principles Board Opinion No. 17.

As a result of the impairment analyses, we recorded a $618.3 million impairment charge during the fiscal year ended June 30, 2002 within “Amortization and impairment of goodwill and other intangible assets” in our Consolidated Statements of Operations. The $17.4 million of goodwill and intangible assets remaining on our balance sheet at June 30, 2002 consists of goodwill and intangible assets related to the Ellipsus acquisition completed in May 2002. We anticipate that the entire $14.5 million of goodwill will be impaired during the quarter ended September 30, 2002, as a result of the adoption of SFAS No. 142.

We regularly perform an impairment assessment of our investments in nonmarketable equity securities. In performing an impairment assessment, we consider the following factors, among others, in connection with the businesses in which investments have been made: the business’ current solvency and its access to future capital. As a result of the impairment analysis, we determined that four investments, aggregating $5.6 million, in privately-held companies had incurred a decline in value that was considered other-than-temporary. This charge was included in the Consolidated Statements of Operations for the year ended June 30, 2002. As of June 30, 2002, the remaining book value of the investments in nonmarketable equity securities was approximately $4.4 million.

Restructuring-related assessments

As a result of our change in strategy and our desire to improve our cost structure and profitability, we announced a restructuring plan in October 2001 that reduced our workforce by approximately 400 employees during the fiscal year ended June 30, 2002. In connection with the implementation of the restructuring plan, we incurred $35.8 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included facility and equipment costs of $22.3 million, severance and employment-related charges of $10.7 million, and other restructuring-related charges of $2.8 million. The remaining accrual as of June 30, 2002 of $12.6 million consists of $3.6 million expected to be paid during the year ended June 30, 2003 and $9.0 million expected to be paid through various dates by 2013. To determine the facility costs, which is the loss after the Company’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The facility cost is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). We have estimated that the facility cost could be as much as $7.5 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. The restructuring effort led to $25 to $30 million of cost reductions per quarter, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments.

In September 2002, we announced that we are expediting our cost reduction efforts ahead of the pace communicated in July 2002, underscoring our ongoing efforts to reduce costs and accelerate our return to operating profitability. Our restructuring plan includes the consolidation of products within three core product groups: mobile infrastructure, messaging and client technologies, as well as a reduction in workforce of approximately 25 percent. These and other actions are expected to result in quarterly total cost reductions of approximately $25 to $30 million, with the reductions to commence in the quarter ended December 31, 2002 and to be largely completed by June 30, 2003. We expect to record restructuring charges in the September 2002 fiscal quarter of approximately $75 to $90 million, primarily related to employee severance and facility consolidations. We anticipate $15 to $20 million of cash will be used during the year ended June 30, 2003 for employee and severance costs, and $60 to $70 million of cash will be used through April 2012 relating to facility consolidations.

Results of Operations

Fiscal Years Ended June 30, 2002, 2001 and 2000

Revenues

We generate four different types of revenue. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication service providers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project revenues are derived from a porting services project. The following table presents selected revenue information for the fiscal years ended June 30, 2002, 2001 and 2000, respectively:

	Years ended June 30,
	2002	Percent Increase (Decrease)	2001	Percent Increase (Decrease)	2000
	($ in thousands)
Revenues
License	$238,796	(30.8)%	$344,990	270.5%	$93,126
Maintenance and support	76,273	26.6%	60,264	133.3%	25,835
Professional services	44,484	(30.3)%	63,814	117.7%	29,307
Project revenues	5,279	N/A	—	—	—

Total revenues	$364,832	(22.2)%	$469,068	216.4%	$148,268

Percent of revenues
License	65.5%	(8.1)	73.6%	10.8	62.8%
Maintenance and support	20.9%	8.1	12.8%	(4.5)	17.4%
Professional services	12.2%	(1.4)	13.6%	(6.2)	19.8%
Project revenues	1.4%	N/A	—	—	—

Total revenues	100.0%		100.0%		100.0%

License Revenues

The increase in license revenues for the fiscal year ended June 30, 2001, as compared to the prior fiscal year, was generally due to an increase in our customer base during the year and the wider adoption of wireless and wireline data services, which resulted in a higher number of subscribers using our applications and infrastructure software. The decrease in license revenue in fiscal year 2002, as compared to the prior fiscal year, was primarily attributed to the economic downturn that significantly affected the telecommunications market, which resulted in a reduced number and value of new contracts and to a decrease in the subscriber adoption rate over the prior year. In addition, increased competition, particularly in Europe, caused a further decline in license revenues.

Maintenance and Support Services Revenues

The increase in maintenance and support services revenues reflects the growth in the subscriber base of our customers.

Professional Services Revenues

The increase in professional services revenue for the fiscal year ended June 30, 2001 was primarily due to higher billable consulting hours, as a result of the increased number of communication service providers who have licensed our products and engaged us to perform integration services relating to the deployment of those products. The decrease in professional services revenues in fiscal year 2002, as compared to the prior fiscal year, was primarily due to a decrease in the number of new commercial launches of our technology.

Project Revenues

Project revenues, a new revenue category in fiscal year 2002, totaled $5.3 million for fiscal year 2002 and represent amounts recognized under our porting services arrangement with a service partner. Project revenues represented 1.4% of total revenues for the fiscal year ended June 30, 2002.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the fiscal years ended June 30, 2002, 2001 and 2000, respectively:

	Years ended June 30,
	2002	Percent Increase (Decrease)	2001	Percent Increase (Decrease)	2000
	($ in thousands)
Cost of revenues
License	$9,237	(57.9)%	$21,945	225.5%	$6,742
Maintenance and support	30,848	6.8%	28,875	93.9%	14,889
Professional services	26,849	(34.1)%	40,760	116.5%	18,831
Project costs	4,708	N/A	—	—	—

Total cost of revenues	$71,642	(21.8)%	$91,580	126.3%	$40,462

Cost as a percent of related revenues
License	3.9%	(2.5)	6.4%	(0.8)	7.2%
Maintenance and support	40.4%	(7.5)	47.9%	(9.7)	57.6%
Professional services	60.4%	(3.5)	63.9%	(0.4)	64.3%
Project costs	89.2%	N/A	—	—	—

Gross margin per related revenue
License	96.1%	2.5	93.6%	0.8	92.8%
Maintenance and support	59.6%	7.5	52.1%	9.7	42.4%
Professional services	39.6%	3.5	36.1%	0.3	35.8%
Project costs	10.8%	N/A	—	—	—

Total gross margin	80.4%	(0.1)	80.5%	7.8	72.7%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license and related support fees, as well as costs associated with our Applications Service Provider (ASP) model. The increase in cost of license revenue in fiscal year 2001, as compared to fiscal year 2000, was primarily a result of the costs associated with the ASP model. Under an ASP model, certain costs associated with operating a data center, such as depreciation expense, are charged to cost of license revenues. In addition, amortization related to certain software licenses that were purchased during the last quarter of fiscal year 2001 contributed to increased cost of licenses for fiscal year 2001, as compared to fiscal year 2000. In May 2001, we subcontracted the Onebox ASP services to iBasis, Inc. and then subsequently exited the ASP business. As a result, the cost of license revenues decreased during fiscal year 2002 relative to fiscal year 2001. We anticipate that the costs of license revenues will vary as a percentage of related revenues over the next year.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers. The increase in costs for all years presented was primarily comprised of an average employee increase from 85 employees in 2000 to 179 employees in 2001 to 188 employees in 2002. We anticipate that the cost of maintenance and support services will vary as a percentage of related revenues over the next year.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead. Cost of professional services revenues as a percentage of professional services revenues remained relatively flat for fiscal year ended June 30, 2001 compared to the prior fiscal year. Cost of professional services as a percentage of professional services revenues decreased during fiscal year 2001, as compared to fiscal year 2002, primarily due to increased business efficiencies resulting in lower overhead costs. We anticipate that the cost of professional services revenues will remain relatively constant as a percentage of related revenues over the next year.

Cost of Project Revenues

The cost of project revenues, a new cost category in fiscal year 2002, includes direct costs incurred in the performance of porting services for an arrangement with a service partner and totaled $4.7 million for the fiscal year ended June 30, 2002. As a percent of related revenue, costs of project revenues represented 89.2%. We anticipate that the cost of project revenues will increase in absolute dollars but will remain relatively constant as a percentage of project revenues.

Operating Expenses

The following table represents operating expenses for the three fiscal years ended June 30, 2002, 2001 and 2000 respectively:

	Years ended June 30,
	2002	Percent Increase (Decrease)	2001	Percent Increase (Decrease)	2000
	($ in thousands)
Research and development	$135,136	(0.5)%	$135,768	126.7%	$59,889
Sales and marketing	161,046	8.2%	148,811	117.5%	68,421
General and administrative	56,470	(4.8)%	59,320	146.6%	24,061
Restructuring and other costs	37,732	N/A	—	—	—
Stock-based compensation	14,866	45.4%	10,223	0.4%	10,184
Amortization and impairment of goodwill and other intangible assets	1,136,109	78.6%	636,282	193.7%	216,614
In-process research and development	—	—	—	(100.0)%	27,700
Merger and integration costs	570	(99.4)%	88,850	754.7%	10,395

Total operating expenses	$1,541,929	42.9%	$1,079,254	158.7%	$417,264

Percent of revenues
Research and development	37.0%	8.1	28.9%	(11.5)	40.4%
Sales and marketing	44.1%	12.4	31.7%	(14.4)	46.1%
General and administrative	15.5%	2.9	12.6%	(3.6)	16.2%

Total operating expenses*	96.6%	23.4	73.2%	(29.5)	102.7%

*	Excludes restructuring costs, stock-based compensation, amortization and impairment of goodwill and other intangible assets, in-process research and development, and merger and integration costs.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. The increase in research and development expenses in fiscal year 2001, as compared to the prior year, was due to the development of new products such as a new generation of the MAG product that contributed to an average headcount increase from 382 employees in 2000 to 745 employees in 2001. We anticipate that our research and development expenses in the coming year will decrease in absolute dollars but will vary as a percentage of revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, travel expenses, public relations, promotional materials, redeployed professional service employees and trade show exhibit expenses. The increase in fiscal year 2001 as compared to 2000 was primarily due to an increase in the average headcount from 223 employees in 2000 to 493 employees in 2001. The increase in 2002 as compared to 2001 was primarily due to an increased focus within our customer advocacy organization on non-billable customer satisfaction activities, versus billable professional services activity. We anticipate that our sales and marketing expenses in the coming year will decrease in absolute dollars but will vary as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in fiscal year ended June 30, 2001, as compared to the prior fiscal year ended June 30, 2000, was primarily attributable to a number of factors, including an increase in average headcount from 128 employees in 2000 to 271 employees in 2001 to support the increased size of our operations, and an increase in the provision for doubtful accounts of approximately $8.3 million necessitated by the deterioration in the credit of certain customer accounts. We anticipate that our general and administrative expenses in the coming year will decrease in absolute dollars but will vary as a percentage of revenues.

Restructuring Costs

During the fiscal year ended June 30, 2002 we incurred $37.7 million in restructuring and other related costs. (See Restructuring-related assessments under Critical Accounting Policies.)

Stock-Based Compensation

	Years ended June 30,
	2002	2001	2000
	(in thousands)
Stock-based compensation by category
Research and development	$8,856	$6,144	$8,924
Sales and marketing	822	2,591	1,260
General and administrative	5,188	1,488	—

	$14,866	$10,223	$10,184

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation consisted of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, options issued to nonemployees and restricted stock granted to executives at exercise prices below the current fair value of the Company’s stock. We expect our overall stock-based compensation to moderately increase in the coming year.

Research and development category.    Stock-based compensation decreased 31.2% from 2000 to 2001 primarily as a result of the continued amortization of stock-based compensation that was derived from activity during the fiscal years ended June 30, 2000 and prior. Stock-based compensation increased 44.1% from 2001 to 2002 primarily as a result of the Avogadro acquisition.

Sales and marketing category.    Stock-based compensation increased 105.6% from 2000 to 2001, primarily as a result of stock options granted to an employee at an exercise price below the current fair market value on the date of the grant. Stock-based compensation decreased 68.3% from 2001 to 2002, primarily as a result of continued amortization of stock-based compensation.

General and administrative category.    We did not incur stock-based compensation during the fiscal year ended June 30, 2000. Stock-based compensation increased from 248.7% from 2001 to 2002, primarily as a result of restricted stock granted to employees.

Amortization and Impairment of Goodwill and Intangible Assets

	Years ended June 30,
	2002	2001	2000
	(in thousands)
Amortization of goodwill and intangible assets	$517,837	$636,282	$216,614
Impairment of goodwill and intangible assets	618,272	—	—

Total amortization and impairment of goodwill and intangible assets	$1,136,109	$636,282	$216,614

Amortization of goodwill and intangible assets primarily resulted from amortization of goodwill obtained from the acquisitions of Telarc, APiON and Angelica in October 1999 and the acquisitions of AtMotion in February 2000, Paragon in March 2000, Onebox in April 2000, and bCandid and MyAble in June 2000. Amortization of goodwill and other intangible assets is computed using the straight-line basis over a three- to five-year period. During the year ended June 30, 2002, we performed two separate impairment analyses and recorded a total impairment charge of $618.3 million reported in “Amortization and impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations. Consistent with our adoption of SFAS No. 142, goodwill will not be amortized during the year ended June 30, 2003 and thereafter. However, we will be required to test goodwill for impairment which may result in an impairment loss in the future. We anticipate that the remaining $14.5 million of goodwill will be impaired during the quarter ended September 30, 2002, as a result of the adoption of SFAS No. 142.

In-Process Research and Development

For each of our prior acquisitions, we allocated the purchase price to developed technology and in-process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. Statement of Financial Accounting Standards (SFAS) No. 86 sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. For the previous acquisitions of Telarc and APiON in October 1999, Paragon in March 2000, Onebox in April 2000, and bCandid in June 2000, we concluded that the purchased IPR&D of $3.2 million, $110,000, $18.1 million, $4.3 million and $2.0 million, respectively, had not yet reached technological feasibility and had no alternative use. Therefore, we expensed these costs at the time of the purchase, according to the provisions of FASB interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. The IPR&D purchased from Onebox was used in our unified messaging product and reached technological feasibility in the fiscal year ended June 30, 2001. With the exception of the Onebox IPR&D, as of June 30, 2002, we were still in the development stage of all previously expensed IPR&D.

Merger and Integration Costs

As a result of the merger with Software.com, we recorded merger and integration costs of approximately $88.9 million during the year ended June 30, 2001. Merger costs, which totaled approximately $79.8 million, were comprised of banker’s fees of $73.4 million, regulatory fees of $2.2 million, and professional services of $4.2 million. Integration costs of approximately $9.1 million related to the merger with Software.com included costs associated with our name change and other consulting fees. Merger and integration costs increased by $570,000 during the fiscal year ended June 30, 2002 to a total of $89.5 million for the entire merger, as a result of additional professional services fees associated with the merger.

Interest Income and Other, Net

Interest income and other, net, totaled $11.4 million, $25.8 million and $23.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. The increase in fiscal year 2001, as compared to fiscal year 2000, resulted primarily from earnings on increased cash, cash equivalents and investment balances as a result of our public equity offerings during late fiscal year ended 1999 and early fiscal year ended 2001. The decrease in fiscal year ended 2002, as compared to fiscal year ended 2001, was primarily due to an average decrease in the cash equivalents and investments of $114.0 million and a decrease in the average interest rates from 6.0% to 3.5%. We anticipate that our interest and other income will decline during the year ended June 30, 2003.

Write-down of Nonmarketable Equity Securities

During the years ended June 30, 2002 and 2001, the Company wrote down nonmarketable equity securities of $5.6 million and $1 million, respectively. The write-downs represented an impairment of four and one strategic investments during the years ended June 30, 2002 and 2001, respectively.

Income Taxes

Income tax expense totaled $17.9 million, $13.0 million, $2.0 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 4% to 6% of revenues.

In light of our recent history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.0 billion and $382.0 million, respectively.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for the fiscal years ended June 30, 2002, 2001 and 2000, respectively:

	Years ended June 30,
	2002	Percent Change	2001	Percent Change	2000
	($ in thousands)
Working capital	$184,386	(47.3%)	$349,550	(21.7%)	$446,361
Cash and cash investments:
Cash and cash equivalents	140,699	(13.1%)	161,987	34.3%	120,585
Short-term investments	73,500	(60.6%)	186,506	(53.7%)	402,422
Long-term investments	79,962	277.7%	21,173	N/A	—
Restricted cash	22,349	8.0%	20,700	0%	20,700

Total cash and cash investments	$316,510	(18.9%)	$390,366	(28.2%)	$543,707

Cash used for operating activities	(32,032)	*	(77,308)	*	(8,255)
Cash provided by (used for) investing activities	29,677	*	76,183	*	(448,704)
Cash provided by (used for) financing activities	(19,070)	*	42,678	*	427,694

*	Not meaningful

During the year ended June 30, 2001, we shifted our investment policy from short-term to long-term in order to obtain higher interest rate returns. As a result of this change in policy, we had long-term investments of $80.0 million and $21.2 million at June 30, 2002 and 2001, respectively. The decrease in working capital of 47.3% and 21.7% for the years ended June 30, 2002 and 2001, respectively, was primarily a result of the cash spent to fund operations, cash spent on integration, restructuring and other costs, as well as a change in the investment policy.

The negative cash flows used for operating activities during the year ended June 30, 2002, excluding cash paid for restructuring, totaled $16.0 million and was primarily due to the net loss for the period. The negative cash flows used for operating activities during the prior fiscal year ended June 30, 2001 totaled $77.3 million and was primarily due to an increase in accounts receivable caused by a substantial increase in revenue during the period. Negative cash flows for the year ended June 30, 2000 were $8.3 million and were primarily the result of the net loss during the period. We expect that we will have negative operational cash flows, excluding cash paid for restructuring costs, of $25.0 million to $30.0 million during the first quarter ended September 30, 2002 in fiscal year 2003.

The positive cash flows generated from investing activities during the fiscal years ended June 30, 2002 and 2001 totaled $29.7 million and $76.2 million, respectively, and were primarily attributable to the net proceeds from the sales of short-term and long-term investments, offset by our purchases of property and equipment. The negative cash flows from investing activities during the fiscal year ended June 30, 2000, was primarily due to our net purchase of short-term and long-term investments. We expect that cash flows from investing activities will be nearly breakeven during the first quarter ending September 30, 2002 as a result of further proceeds from the sale of short-term and long-term investments that will be used to finance the operational cash shortfall, offset by approximately $16.0 million in net cash used in the acquisition of SignalSoft.

The negative cash flows from financing activities during the fiscal year ended 2002 primarily reflected the repurchases of treasury stock of $38.1 million, offset by the issuance of common stock to employees as a result of the Company’s option and ESPP programs. The positive cash flows provided by financing activities during the prior fiscal year ended June 30, 2001 primarily reflected the issuance of common stock to employees. We had positive cash flows of $427.7 million during the fiscal year ended June 30, 2000 as a result of proceeds received in our initial and secondary public offerings. We expect that the cash flows from financing activities will be nearly breakeven during the first quarter ending September 30, 2002.

During the year ended June 30, 2002 we announced that our Board of Directors had authorized a stock repurchase program of up to 5.0 million shares of common stock. Any purchases under our stock repurchase program were authorized to be made in the open market, in privately negotiated transactions or through the use of derivative securities. In accordance with the program, we repurchased 700,000 shares at a weighted average of $8.40 on the open market, and we also sold 3.5 million put options that entitled the holder of each option to sell to us, for cash, by physical delivery or net share settlement at our election, one share of common stock at a specified price. The cumulative net proceeds to us from the sale of these put options were recorded as additional paid-in capital of $10.5 million under Emerging Issues Task Force Issue No. 00-19 (EITF No. 00-19), Accounting for Derivative Financial Instrument; Indexed to, and Potentially Settled in, a Company’s Own Common Stock. Of the 3.5 million put options sold: 1.0 million options were exercised, and we acquired the shares as treasury stock for $12.8 million; 1.0 million of the put options were called by the holder of the options as a result of our closing price falling below the contractual minimum, and we chose to settle the option by paying $6.6 million and recorded a decrease in additional paid-in capital under EITF No. 00-19. Prior to the stock dropping below the minimum price, the remaining 1.5 million put options were renegotiated to permit physical settlement of the put options upon an early termination event, and we bought 1.5 million shares for $19.4 million and recorded the settlement of the put options as treasury stock. Thus, for the year ended June 30, 2002 we have repurchased a total of 3.2 million shares under the stock repurchase program at a weighted-average price of $11.90, and we have recorded net proceeds from put options of $3.9 million. Management’s authority to purchase any additional shares under the Company’s stock repurchase program that was announced in September 2001 has expired.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under operating leases. In March 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. The lease commenced in April 2001 and requires a base rent of $3.25 per square foot per month increasing by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date. The agreement required that the Company provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, we guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit, of cash equivalents and investments to be held in trust as security for the letter of credit. During the fiscal year ended June 30, 2002, we guaranteed additional letters of credit and pledged approximately $1.6 million for additional new locations outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 2.3% interest as of June 30, 2002, and the resulting income earned is not subject to any restrictions.

During the year ended June 30, 2002, we entered into an agreement to establish a joint venture with a foreign partner in order to strengthen cooperation among the parties in the production, marketing and distribution of our products into the People’s Republic of China. Under the agreement, we and our partner agreed to establish a joint venture company that will have total equity and total investor loans of $10 million. After the joint venture receives approval from the government of the People’s Republic of China, we will have an obligation to contribute an aggregate of up to $4.9 million in equity and loans and will receive a 49% ownership of the joint venture. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we will account for the joint venture under the equity method of accounting and will, after the joint venture is established, receive a proportionate share of the earnings or losses of the joint venture company in future operating periods.

We obtained a majority of our cash and investments from prior public offerings. Except for the put option agreement discussed above that was settled during the quarter ended June 30, 2002, the joint venture commitment also discussed above, and the operating lease commitments discussed above, we do not have any off-balance-sheet arrangements and are currently not dependent on debt financing. All contractual obligations and commercial commitments have been reflected in the financial statements.

We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142. SFAS No. 142 requires that goodwill not be amortized but rather tested for impairment at the “reporting unit level” (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an “operating segment,” as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Our identifiable intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill is not tested for impairment under SFAS No. 144, but instead is tested for impairment as prescribed in SFAS No. 142.

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the “estimated fair value” of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If we determine that goodwill is impaired, we must compare the “implied fair value” of the goodwill to its carrying amount to determine if there is an impairment loss. The “implied fair value” is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, we will adopt SFAS No. 142 beginning on July 1, 2002. However, goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the provisions of SFAS No. 142 from the date of the acquisition.

As of June 30, 2002, we had net goodwill and other intangibles of approximately $17.4 million, consisting of $14.5 million of goodwill and $2.9 million of intangibles, as a result of the Ellipsus acquisition. With the adoption of SFAS No. 142, we anticipate that the remaining goodwill will be impaired during the quarter ended September 30, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We will adopt SFAS No. 144 as of July 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on our financial statements related to long-lived assets held for use because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In January 2002, the FASB issued EITF No 01-14 (formerly Topic D-103, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred), whereby the FASB concluded that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the income statement. We adopted the accounting requirements of EITF No 01-14 during the quarter ended March 31, 2002. Under EITF No. 01-14, we reclassified prior period numbers to reflect the required adoption, which resulted in a $3.8 million increase in both professional services revenues and their related costs increased for the fiscal year ended June 30, 2001, and a $1.9 million increase in both categories for the fiscal year ended June 30, 2000.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS

No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are in the process of evaluating the impact that the adoption of SFAS No. 146 will have on our consolidated financial position and results of operations.

Risk Factors

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects.

We have a history of losses and we may not achieve or maintain profitability

We have incurred losses since our inception, including a loss of approximately $1.3 billion during the year ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $2.3 billion. We expect to have net losses and negative cash flow for at least the next 6 to 12 months. We expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We will need to generate increases in revenue as well as reduce costs to achieve profitability. We face a number of risks encountered by wireless telecommunications and Internet software industries to achieve this goal, including:

•	our need for communication service providers to launch, maintain, and market commercial services utilizing our products;

•	our substantial dependence on products with only limited market acceptance to date;

•	our need to introduce reliable and robust products that meet the demanding needs of communication service providers and wireless device manufacturers;

•	our dependence on a limited number of customers;

•	our ability to anticipate and respond to market competition;

•	our ability to affect key product transitions or upgrades;

•	our dependence upon key personnel;

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	adverse customer reaction to technical difficulties or “bugs” in our software;

•	adverse customer reaction to our current stock price or financial condition;

•	the growth rate and performance of wireless networks in general and of wireless communications in particular;

•	the rate of growth in end user purchases of data-enabled wireless devices, use of our products, and the growth of wireless data networks generally;

•	the volume of sales by our distribution partners and resellers;

•	our strategic partners resources dedicated to selling our products and services;

•	our pricing policies and those of our competitors;

•	the high debt burdens of our customers; and

•
our customers’ willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

Our business strategy may not be successful, and we may not successfully address these risks.

Our operating results are subject to significant fluctuations, and this may cause our stock price to decline further.

Our stock price has experienced significant volatility, including a significant drop in our stock price during the year ended June 30, 2002 due in part to a slowdown in the telecommunications industry. Should our stock price fall below $1 per share for 30 consecutive business days, we could become de-listed from the NASDAQ stock market. Factors that may lead to significant fluctuation or declines in our stock price include, but are not limited to:

•	acquisitions or strategic alliances by us or our competitors;

•	changes in estimates or our financial performance or changes in recommendations by securities analysts;

•	changes in financial performance of competitors and other companies in our industry;

•	delays in market acceptance or implementation by our customers of our products and services;

•	changes in demand by our customers for additional products and services;

•	our lengthy sales and implementation cycles;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer;

•	introduction of new products or services by us or our competitors;

•	delays in developing and introducing new products and services;

•	changes in our pricing policies or those of our competitors or customers;

•	changes in our mix of domestic and international sales;

•	risks inherent in international operations;

•	changes in our mix of license, professional services and maintenance and support services revenues;

•	changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

•	disputes or litigation with other parties;

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved wireless devices;

•	general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise; and

•	general political and economic factors, including a further economic slowdown or recession.

We expect that the market price of our common stock also will fluctuate in the future as a result of variations in our operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, we currently have little visibility into the timing of our customers purchasing decisions, which may accentuate swings in our stock price.

Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results are of limited use. You should not rely on these comparisons and operating results for any particular period to predict our future performance.

Our success depends on continued acceptance of our products and services by communication service providers, their subscribers, and by wireless device manufacturers.

Our future success depends on our ability to increase revenues from sales of our software and services to communication service providers and other customers. This dependence is exacerbated by the relatively small number of communication service providers and other customers worldwide whose willingness to purchase our products is critical to our success. To date, only a limited number of communication service providers and other customers have implemented and deployed services based on our products. Furthermore, we are dependent upon our customers having growth in subscriber adoption for additional purchases. Some of our customers have purchased license seats exceeding their current needs and may not have additional purchases, if any, until they utilize all of their current purchased licenses. We cannot assure you that communication service providers and other partners will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

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

Our communication service provider customers face implementation and support challenges in introducing Internet-based services, which may slow their rate of adoption or implementation of the services our products enable. Historically, communication service providers have been relatively slow to implement new complex services such as Internet-based services. In addition, communication service providers may encounter greater customer service demands to support Internet-based services via wireless devices than they do for their traditional voice services. We have limited or no control over the pace at which communication service providers implement these new services. The failure of communication service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

We rely on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Sales to KDDI and its related entities accounted for approximately 20% and 16% of total revenue for the years ended June 30, 2002 and 2001, respectively. Sales to mmO2 (formerly British Telecommunications) accounted for approximately 8% and 15% of total revenue for the years ended June 30, 2002 and 2001, respectively. We cannot assure you that either of these customers will continue to generate significant revenues for us.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues from each period for the foreseeable future and any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunications industry is entering a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general.

Furthermore, with the consolidation of the Internet specifically in the area of Internet service providers (ISPs), future growth in sales to ISPs has declined and may continue to decline.

If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business could suffer.

We have focused a significant amount of our efforts on mass-market wireless devices as the principal means of delivery of Internet-based services using our products. If wireless devices are not widely adopted for mobile delivery of Internet-based services, our business will suffer materially. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while, until recently, wireless devices historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of Internet-based service in a rapidly evolving industry represents a significant risk to a primary standard emerging. If mobile individuals do not adopt mobile phones or other wireless devices containing our browser or compatible browser as a means of accessing Internet-based services, our business will suffer materially.

Our business depends on continued growth in use and improvement of the Internet and customers ability to operate their systems effectively.

The infrastructure, products and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition and operating results would be harmed. Because we are in the business of providing Internet infrastructure software, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications and other services. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet’s infrastructure. The Internet has, in the past, experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses.

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

In October 2001 and again more recently in September 2002, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructurings we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

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

Entering into any business combination entails many risks, any of which could materially harm our business, including:

•	diversion of management’s attention from other business concerns;

•	failure to assimilate the acquired or combined businesses or technologies with pre-existing businesses and technologies;

•	potential loss of key employees from either our pre-existing business or the acquired or merged business;

•	impact of any negative customer relationships acquired;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired or merged company, business, or technology.

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

Due to rapidly changing market conditions, our goodwill and other intangible assets may become further impaired such that their carrying amounts may not be recoverable, and we may be required to record additional impairment charges impacting our financial position. During the year ended June 30, 2002, we performed an impairment analysis and recorded $618.3 million impairment within “Amortization and impairment of goodwill and other intangible assets” in our results from operations relating to certain long-lived assets and identifiable intangibles. As of June 30, 2002, we had approximately $17.4 million of goodwill and other intangible assets remaining, and we anticipate that the entire amount of goodwill will be impaired during the quarter ended September 30, 2002. We plan to continue to consummate acquisitions, as was the case in July 2002 with the acquisition of SignalSoft, and may have additional impairment charges in the future which could lead to a material adverse effect on our financial position and reported results of operations.

We may not be successful in forming strategic alliances with other companies.

Our business is becoming increasingly dependant on forming strategic alliances with other companies, and we may not be able to form such alliances that are important to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and markets and to enable us to continue to enter into new license agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results.

We may not be successful in our strategic investments.

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments, and, therefore, we may need to record an impairment charge to write-off the strategic investments to our operations, as was the case during the fiscal year ended

June 30, 2002. As a result of regular monitoring of our strategic investments for evidence of impairment, we recorded a $5.6 million impairment charge for the fiscal year ended June 30, 2002. There can be no assurance that we may not experience future material impairment charges with respect to our existing or future strategic investments.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

Fluctuations in our operating performance are exacerbated by our sales cycle, which is lengthy, typically between six months and twelve months, and unpredictable. Many factors outside our control add to the lengthy education and customer approval process for our products. We spend a substantial amount of time educating customers regarding the use and benefits of our products, and they, in turn, spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. Further, the emerging and evolving nature of the market for Internet-based services via wireless devices may lead prospective customers to postpone their purchasing decisions. In addition, any continued future slowdown in capital spending in the communications industry, such as the most recent slowdown, will likely lead existing and prospective customers to postpone or delay their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause our stock price to decline.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

Since the cost of developing new technology is high, there are many companies that are experiencing difficulties in obtaining the necessary financing to continue in business. A portion of our sales are derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. In addition, under current market conditions it has become increasingly difficult for telecommunication and technology companies, such as our existing and potential new customers, to obtain the necessary financing to continue in business. Although we have programs in place to monitor and mitigate the credit risk associated with our existing customers, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have recently experienced losses due to customers failing to meet their obligations, primarily as a result of the weakened financial state of the wireless and telecommunications industry. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

The market for our products and services is highly competitive. The widespread adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality both as proprietary extensions to the WAP standard and in the area of messaging platforms. Furthermore, some service providers, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with industry specifications. Finally, infrastructure providers like Nokia may leverage installed technology and/or wireless device sales to sell end-to-end solutions.

We expect that we will compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Siemens, Motorola, Qualcomm and Nortel;

•	wireless messaging software providers, such as Comverse, Nokia, and Ericsson;

•	systems integrators, such as CMG, Logica and Siemens;

•	software companies, such as Microsoft, iPlanet, a Sun/Netscape alliance, Hewlett-Packard, 7.24 Solutions, and Critical Path;

•	service providers, such as E-Commerce Solutions and InfoSpace;

•	browser competitors, such as Nokia, Access, AU Systems and Microsoft;

•	location product competitors, such as Ericsson, Nokia, Telecommunications Systems, Intrado, Motorola and Siemens;

•	communication service providers, such as NTT DoCoMo; and

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

Microsoft has announced its intention to introduce products and services that may compete directly with many of our products. In addition, Microsoft has made available its Windows CE-based operating systems for wireless devices, including voice enabled PDA’s and wireless telephones. Microsoft is delivering its own browser, called Mobile Explorer, for these devices.

Nokia markets a WAP server to communication service providers, corporate customers and content providers. This brings Nokia into direct and indirect competition with us. Nokia’s corporate WAP server is designed to enable wireless device subscribers to directly access applications and services provided by these customers, rather than through gateways provided by communication service providers’ WAP servers. If Nokia’s WAP server is widely adopted by corporate customers and content providers, it could undermine the need for communication service providers to purchase WAP servers. Nokia also competes directly with us in the area of messaging, offering end-to-end solutions, based on its proprietary smart messaging protocol and on MMS, to communication service providers.

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

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of many of our current executive officers and other key employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructuring, any future restructurings, and as a result of our past stock performance. Competitors and others have in the past, and may in the future, attempt to recruit our employees.

We may fail to support our operations.

To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy and further develop products and expand service capabilities, while managing anticipated growth by implementing effective planning and operating processes. If we fail to manage effectively, our business could suffer. To manage, we must:

•	successfully manage the business with fewer employees due to the restructuring plans;

•	continue to implement and improve our operational, financial and management information systems;

•	hire, train and retain qualified personnel, especially as the business climate improves;

•	continue to expand and upgrade core technologies;

•
effectively manage multiple relationships with various communication service providers, wireless device manufacturers, content providers, applications developers and other partners and third parties; and

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

We expect that many communication service providers, especially in international markets will require that our products and support services are supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of sales will be made through value-added resellers and systems integrators, and the success of our operations will depend on our ability to maintain productive relationships with value-added resellers and systems integrators.

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

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally-developed technology. We rely on a combination of patent, copyright, and trade secrets to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position. We rely on trademark law to protect the value of our corporate brand and reputation.

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for our browser product and certain limited escrow arrangements with respect to some of our other products, we generally do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products and trademarks is time consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third-party proprietary rights, we might not be able to obtain licenses in which case we might not be able to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

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

International sale of product licenses and services accounted for 68% of our total revenues for the fiscal year ended June 30, 2002. Risks inherent in conducting business internationally include:

•	failure by us and/or third parties to develop localized content and applications that are used with our products;

•	fluctuations in currency exchange rates;

•	any imposition of currency exchange controls;

•	unexpected changes in regulatory requirements applicable to the Internet or our business;

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	difficulties in collecting accounts receivable and longer collection periods;

•	seasonable variations in customer buying patterns or electronic messaging usage;

•	political instability, acts of terrorism or war;

•	economic downturns;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in certain countries;

•	costs of localizing our products for foreign markets;

•	contractual provisions governed by foreign laws; and

•	the burden of complying with complex and changing regulatory requirements.

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

Although there are currently few laws and regulations directly applicable to the Internet and commercial messaging, a number of laws have been proposed involving the Internet, including laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online messaging or location products may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies, including us, that conduct such businesses. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services, which would decrease the demand for our services and could increase our cost of doing business or otherwise harm our business, financial condition and operating results. Moreover, the applicability of existing laws governing property ownership, sales and other taxes, libel and personal privacy to the Internet is uncertain and may take years to resolve.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

The stock market in general, and the stock prices of Internet-related companies in particular, has recently experienced sharp declines and extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. If a large number of shares of our stock relative to the trading volume of our stock are sold in a short period of time, our stock price may decline rapidly. In the past, securities class action litigation has often been brought against companies following periods of sharp declines or volatility in their stock prices. We have experienced sharp declines and volatility in our stock price. Based upon publicly available information, a purported securities class action complaint has been filed against us, along with numerous other companies, in the U.S. District Court for the Southern District of New York and is described under Part II, Item 1. Legal Proceedings. We may in the future be the target of similar or other class action litigation. Securities litigation could result in substantial costs and divert management’s time and resources, which could harm our business, financial condition and operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We manage our foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. As of June 30, 2002, we had no foreign currency contracts outstanding.

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.

The following is a chart of the principal amounts of short-term investments, long-term investments and restricted investments by expected maturity at June 30, 2002:

	Expected maturity date for the year ending June 30,					Cost Value	Fair Value
						June 30, 2002	June 30, 2002
	2003	2004	2005	2006	2007	Total	Total
	(in thousands)
Corporate Bonds	$74,517	$15,455	$—	$—	$—	$89,972	$90,586
Commercial Paper	4,963	—	—	—	—	4,963	4,963
Federal Agencies	12,438	64,210	—	—	—	76,648	76,856

Total	$91,918	$79,665	$—	$—	$—	$171,583	$172,405

Weighted-average interest rate	3.53%					3.53%

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

Item 9.    Changes in Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Reference is made to the information regarding Directors and Executive Officers appearing under the captions “Election of Directors”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 22, 2002, which information is incorporated herein by reference.

Item 11.    Executive Compensation

The information appearing under the caption “Compensation of Executive Officers” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 22, 2002, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 22, 2002, is incorporated herein by reference.

Equity Compensation Plan Information

	Year Ended June 30, 2002
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders	33,155	$10.32	8,849
Equity compensation plans not approved by stockholders(1)	11,172	$6.44	381

Total(2)	44,327	$9.34	9,230

(1)
This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of June 30, 2002, there were still options to acquire 439,547 shares with a weighted-average exercise price of $17.85 outstanding under such plans. We assumed all of these options in connection with acquisitions of certain business entities.

(2)
During the quarter ended September 30, 2002, option grants were issued to employees, as further discussed in the Notes to Consolidated Financial Statements, Note 12 (Subsequent Events), paragraphs (b) and (d), which have the effect of increasing the total number of shares to be issued upon exercise of outstanding options, warrants and rights by approximately 17.8 million shares. On July 1, 2002, the number of shares remaining available for future issuance under equity compensation plans approved by stockholders increased by approximately 11.8 million shares, and on August 8, 2002, the number of shares remaining available for future issuance under equity compensation plans not approved by stockholders increased by approximately 1.6 million shares in connection with our acquisition of SignalSoft Corporation.

Item 13.    Certain Relationships and Related Transactions

The information appearing under the caption “Transactions with Management and Directors” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 22, 2002, is incorporated herein by reference.

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

(3a) Exhibits.

Exhibit Number	Description
2.1
Agreement to Amend Agreement and Plan of Merger dated as of October 5, 2000, by and among the Company, Silver Merger Sub Inc. and Software.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

2.2
Agreement and Plan of Merger dated as of August 8, 2000, by and among the Company, Silver Merger Sub Inc. and Software.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K dated August 17, 2000).

2.3
Agreement and Plan of Merger, dated as of February 13, 2000, by and among the Company, Onyx Acquisition Corp., Onebox.com, Inc. and Timothy Haley as agent of the former stockholders of Onebox.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K dated May 15, 2000).

2.4
Sale and Purchase Agreement dated February 8, 2000, by and among the Company, Paragon Software (Holdings) Limited and the several vendors named therein (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K dated March 17, 2000).

2.5
Separation Agreement, dated August 1, 2000 by and among the Company, Phone.com (Newbury) Limited, Colin Calder and The Stanley Trustee Company Limited (incorporated by reference to Exhibit 2.4 to the Company’s annual report on Form 10-K filed on August 31, 2000).

2.6
Agreement and Plan of Merger and Reorganization, dated as of December 21, 1999, by and among the Company, Mercedes Acquisition Corp., At Motion Inc. and Dixon R. Doll as agent of the former shareholders of At Motion Inc. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K dated February 24, 2000).

2.7	Agreement dated October 11, 1999, between the Company and each of the shareholders of APiON (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K dated November 3, 1999).

2.8
Supplemental Agreement dated October 26, 1999, between the Company and each of the shareholders of APiON (incorporated by reference to Exhibit 2.2 to the Company’s report on Form 8-K dated November 3, 1999).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K dated September 28, 2001).

4.1	Form of the Company’s Common Stock Certificate, as amended (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

4.2
Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed on August 17, 2000).

Exhibit Number		Description
10.1		Openwave Systems Inc. 2001 Stock Compensation Plan (As Amended and Restated in its entirety effective as of August 7, 2002).

10.2		Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.3		Openwave Systems Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.4
Software.com, Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q/A filed on February 15, 2001).

10.5
Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.6		1999 Directors’ Stock Option Plan and form of stock option agreement (incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K dated September 28, 2001).

10.7	*	Fourth Amended and Restated Investor Rights Agreement dated March 12, 1999.

10.8	*	Voting Agreement dated January 23, 1998 and amendment thereto.

10.9
Lease Agreement dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California, by and between the Company and Pacific Shores Center LLC. (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000).

10.10
First Amendment to Lease Agreement dated June 17, 1999 for offices at 800 Chesapeake Drive, Redwood City, California, by and between the Company and Seaport Centre Associates, LLC. (incorporated by reference to Exhibit 10.18 of Registrant’s annual report on Form 10-K filed on August 31, 2000).

10.11
Lease Agreement dated January 21, 2000 for offices at 101 Saginaw and 595 Penobscot, Redwood City, California, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.18 of Registrant’s annual report on Form 10-K filed on August 31, 2000).

10.12
Lease Agreement dated March 10, 1998 for offices at 800 Chesapeake Drive, Redwood City, California, by and between the Company and Seaport Centre Associates, LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K filed on August 31, 2000).

10.13
Commercial Lease Agreement dated February 21, 1996 for offices at 525 Anacapa Street, Santa Barbara, California, by and between the Company and 525 Anacapa LLC (as successor in interest to Lawrence S. Barels).

10.14		Form of Indemnity Agreement for Officers and Directors (incorporated by reference to the Company’s annual report on Form 10-K dated September 28, 2001).

10.15
Form of Change of Control Severance Agreement between the Company and the Company’s Named Executive Officers. (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.16
Employment Agreement dated September 18, 2000 by and between the Company and Donald Listwin (incorporated by reference Exhibit 10.18 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.17
Form of Restricted Stock Agreement by and between the Company and Donald Listwin (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q/A filed on February 15, 2001).

10.18		Form of Phone.com Stock Option Agreement for Donald Listwin (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q/A filed on February 15, 2001).

Exhibit Number		Description
10.19		Form of Software.com Stock Option Agreement for John MacFarlane (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q/A filed on February 15, 2001).

10.20
Form of Restricted Stock Bonus Agreement Between the Company and Executive Officers of the Company Listed on Exhibit A to Openwave Systems Inc. 2001 Stock Compensation Plan (As Amended and Restated in its entirety effective as of August 7, 2002).

10.21		Form of Restricted Stock Purchase Agreement Between the Company and Executive Officers of the Company Listed on Exhibit A to Openwave Systems Inc. 1995 Stock Plan.

10.22		Memorandum agreement regarding Stock Option Cancellation and Options Agreement by and between the Company and Don Listwin dated August 7, 2002.

10.23		Offer Letter dated December 19, 2000 by and between the Company and Allen Snyder (incorporated by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.24		Offer Letter dated August 25, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.25		Amendment to Offer Letter Dated October 4, 1999 by and between the Company and Michael Mulica dated June 20, 2002.

10.26
Letter Amendment to Employment Agreement dated July 26, 2001 by and between the Company and Michael Mulica (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.27
Letter Amendment to Employment Agreement dated July 24, 2000 by and between the Company and Michael Mulica (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K filed on August 31, 2000).

10.28
Employment Agreement dated October 4, 1999 by and between the Company and Michael Mulica (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K filed on August 31, 2000).

10.29		Promissory Note dated August 6, 2001 by and between the Company and Michael Mulica (incorporated by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.30		Promissory note dated August 20, 2001 by and between the Company and Alan Black (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.31		Promissory note dated December 26, 2001 by and between the Company and Kevin Kennedy.

10.32		Form of Time-Sharing Agreement by and between the Company and Dlist, LLC with respect to an airplane time sharing arrangement.

10.33		Form of Time-Sharing Agreement by and between the Company and Kennedy Aviation LLC with respect to an airplane time sharing arrangement.

10.34	*	Incentive Compensation Plan for Maurice Jeffery dated January 27, 1999.

10.35	*	Incentive Compensation Plan for Malcolm Bird dated January 27, 1999.

10.36	*	Letter Agreement dated August 18, 1997 with Malcolm Bird.

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Auditors.

99.1		Certificate of Openwave Systems, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-75219).

(3b) Reports on Form 8-K

On May 31, 2002, we filed a Current Report on Form 8-K to report that we had agreed to acquire certain technology, key employees and access to its customers from Ellipsus Systems Inc., and that we entered into a definitive agreement to acquire SignalSoft Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2002

OPENWAVE SYSTEMS INC.

By:	/S/ ALAN BLACK
Alan Black Senior Vice President, Corporate Affairs and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD LISTWIN Donald Listwin	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 30, 2002

/S/ ALAN BLACK Alan Black	Senior Vice President, Corporate Affairs, and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2002

/S/ JOHN MACFARLANE John MacFarlane	Director	September 30, 2002

/S/ ROGER EVANS Roger Evans	Director	September 30, 2002

/S/ BERNARD PUCKETT Bernard Puckett	Director	September 30, 2002

/S/ BO HEDFORS Bo Hedfors	Director	September 30, 2002

CERTIFICATIONS

I, Donald Listwin, certify that:

1.	I have reviewed this annual report on Form 10-K of Openwave Systems Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002
/S/ DONALD LISTWIN
Donald Listwin Chairman, President and Chief Executive Officer

I, Alan Black, certify that:

1.	I have reviewed this annual report on Form 10-K of Openwave Systems Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/S/ ALAN BLACK
Alan Black Senior Vice President, Corporate Affairs and Chief Financial Officer

SCHEDULE

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Openwave Systems Inc:

We have audited the consolidated financial statements of Openwave Systems Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California
July 19, 2002, except as to Note 12,
which is as of September 30, 2002

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$140,699	$161,987
Short-term investments	73,500	186,506
Accounts receivable, net	96,571	153,701
Prepaid and other current assets	9,917	14,364

Total current assets	320,687	516,558
Property and equipment, net	77,559	98,582
Long-term investments, and restricted cash and investments	102,311	41,873
Deposits and other assets	11,272	11,774
Goodwill and other intangible assets, net	17,368	1,056,928

	$529,197	$1,725,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of capital lease obligations and long-term debt	$151	$1,776
Accounts payable	4,775	20,600
Accrued liabilities	51,922	54,370
Accrued restructuring costs	12,595	—
Deferred revenue	66,858	90,262

Total current liabilities	136,301	167,008
Capital lease obligations and long-term debt, less current portion	—	754

Total liabilities	136,301	167,762

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000 shares authorized as of June 30, 2002, and 2001; 179,989 issued and 176,789 outstanding as of June 30, 2002 and 170,073 issued and outstanding as of June 30, 2001	177	170
Additional paid-in capital	2,757,317	2,623,466
Deferred stock-based compensation	(7,159)	(6,079)
Treasury stock, at cost, 3,200 shares at June 30, 2002	(38,087)	—
Accumulated other comprehensive income (loss)	636	(247)
Notes receivable from stockholders	(557)	(684)
Accumulated deficit	(2,319,431)	(1,058,673)

Total stockholders’ equity	392,896	1,557,953

	$529,197	$1,725,715

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2002	2001	2000
Revenues:
License	$238,796	$344,990	$93,126
Maintenance and support services	76,273	60,264	25,835
Professional services	44,484	63,814	29,307
Project revenues	5,279	—	—

Total revenues	364,832	469,068	148,268

Cost of revenues:
License	9,237	21,945	6,742
Maintenance and support services	30,848	28,875	14,889
Professional services	26,849	40,760	18,831
Project costs	4,708	—	—

Total cost of revenues	71,642	91,580	40,462

Gross profit	293,190	377,488	107,806

Operating expenses:
Research and development	135,136	135,768	59,889
Sales and marketing	161,046	148,811	68,421
General and administrative	56,470	59,320	24,061
Restructuring and other costs	37,732	—	—
Stock-based compensation*	14,866	10,223	10,184
Amortization and impairment of goodwill and other intangible assets	1,136,109	636,282	216,614
In-process research and development	—	—	27,700
Merger, acquisition and integration-related costs	570	88,850	10,395

Total operating expenses	1,541,929	1,079,254	417,264

Operating loss	(1,248,739)	(701,766)	(309,458)
Interest income and other, net	11,445	25,760	23,220
Write-down of nonmarketable equity securities	(5,585)	(1,000)	—

Loss before income taxes	(1,242,879)	(677,006)	(286,238)
Income taxes	(17,879)	(12,988)	(2,019)

Net loss	$(1,260,758)	$(689,994)	$(288,257)

Basic and diluted net loss per share	$(7.28)	$(4.17)	$(2.06)

Shares used in computing basic and diluted net loss per share	173,193	165,426	139,921

* Stock-based compensation by category:
Research and development	$8,856	$6,144	$8,924
Sales and marketing	822	2,591	1,260
General and administrative	5,188	1,488	—

	$14,866	$10,223	$10,184

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Year ended June 30, 2000
(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount	Shares	Amount			Shares	Amount
Balances as of June 30, 1999	3,302	$3	131,050	$131	$268,932	$(2,256)	—	$—	$(6)	$(484)	$(88,864)	$177,456
Issuance of common stock in secondary public offering, net of offering costs of $20,345	—	—	3,041	3	390,258	—	—	—	—	—	—	390,261
Issuance of common stock and stock options in acquisitions	—	—	15,575	16	1,878,025	(7,982)	—	—	—	(475)	—	1,869,584
Issuance of preferred stock	2,319	2	—	—	21,173	—	—	—	—	—	—	21,175
Conversion of preferred stock into common stock	(4,435)	(4)	4,435	4	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	94	—	—	—	—	—	—	94
Exercise of warrants	—	—	1,271	1	2	—	—	—	—	—	—	3
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	—	235	—	235
Issuance of common stock	—	—	8,172	8	20,139	—	—	—	—	—	—	20,147
Deferred compensation related to stock Option grants	—	—	—	—	2,823	(2,823)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	6,413	—	—	—	—	—	6,413
Nonemployee stock-based compensation	—	—	3	—	3,771	—	—	—	—	—	—	3,771
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(288,257)	(288,257)	$(288,257)
Foreign currency translation Adjustments	—	—	—	—	—	—	—	—	(172)	—	—	(172)	(172)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(383)	—	—	(383)	(383)
Impact of conforming year end of Software.com	(1,186)	(1)	(2,278)	(2)	(15,801)	(589)	—	—	—	—	8,442	(7,951)	8,442

Total comprehensive loss													$(280,370)

Balances as of June 30, 2000	—	$—	161,269	$161	$2,569,416	$(7,237)		$—	$(561)	$(724)	$(368,679)	$2,192,376

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Year ended June 30, 2001
(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholder	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount	Shares	Amount			Shares	Amount
Issuance of common stock and assumption of stock option	—	$—	8,604	$9	$46,785	$—	—	$—	$—	$(367)	$—	$46,427
Repayment of note receivable from stockholders	—	—	—	—	—	—	—	—	—	407	—	407
Nonemployee stock-based compensation	—	—	—	—	1,983	—	—	—	—	—	—	1,983
Stock-based compensation related to issuance of stock and stock option grants	—	—	200	—	7,830	(5,408)	—	—	—	—	—	2,422
Amortization of stock-based compensation	—	—	—	—	—	6,566	—	—	—	—	—	6,566
Acquisition consideration settled in cash	—	—	—	—	(2,548)	—	—	—	—	—	—	(2,548)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—				(689,994)	(689,994)	$(689,994)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(151)	—	—	(151)	(151)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	465	—	—	465	465

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	$(689,680)

Balances as of June 30, 2001	—	$—	170,073	$170	$2,623,466	$(6,079)	—	$—	$(247)	$(684)	$(1,058,673)	$1,557,953

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Year ended June 30, 2002
(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholder	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount	Shares	Amount			Shares	Amount
Issuance of common stock, net	—	$—	4,653	$4	$17,403	$—	—	$—	$—	$—	$—	$17,407
Issuance of common stock and stock options in acquisitions	—	—	5,053	5	111,306	(11,997)	—	—	—	—	—	99,314
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	—	127	—	127
Nonemployee stock-based compensation	—	—	—	—	243	—	—	—	—	—	—	243
Stock-based compensation related to issuance of stock and stock option grants	—	—	210	—	3,582	(3,582)	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	124	14,499	—	—	—	—	—	14,623
Acquisition consideration settled in cash	—	—	—	—	(2,671)	—	—	—	—	—	—	(2,671)
Repurchase of common stock	—	—	(3,200)	(2)	—	—	3,200	(38,087)	—	—	—	(38,089)
Proceeds from put options, net of settlement costs	—	—	—	—	3,864	—	—	—	—	—	—	3,864
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(1,260,758)	(1,260,758)	$(1,260,758)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	137	—	—	137	137
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	746	—	—	746	746

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	$(1,259,875)

Balances as of June 30, 2002	—	$—	176,789	$177	$2,757,317	$(7,159)	3,200	$(38,087)	$636	$(557)	$(2,319,431)	$392,896

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(1,260,758)	$(689,994)	$(288,257)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	553,692	657,161	225,425
Amortization of deferred stock-based compensation	14,623	6,566	6,413
Employee stock-based compensation	—	2,422	—
Nonemployee stock-based compensation	243	1,983	3,771
Acquisition consideration settled in cash	(2,671)	(2,548)	—
Loss on sale of property and equipment	712	2,195	10
Accrued interest on convertible notes	—	—	26
Write-down of nonmarketable equity securities	5,585	1,000	—
Provision for doubtful accounts	10,630	10,637	1,425
Impairment of goodwill and other intangible assets	618,272	—	—
In-process research and development	—	—	27,700
Noncash restructuring charges	7,164	—	—
Changes in operating assets and liabilities:
Accrued restructuring costs	12,595	—	—
Accounts receivable	46,500	(86,953)	(41,350)
Prepaid expenses and other assets	1,220	237	(6,354)
Accounts payable	(15,825)	6,424	(2,423)
Accrued liabilities	(1,211)	24,357	11,535
Deferred revenue	(22,803)	(10,795)	53,824

Net cash used for operating activities	(32,032)	(77,308)	(8,255)

Cash flows from investing activities:
Purchases of property and equipment	(20,687)	(87,488)	(28,374)
Restricted cash and investments	(1,649)	—	(20,700)
Investment in nonmarketable equity securities	(2,927)	(6,326)	—
Purchases of short-term investments	(121,545)	(416,469)	(622,538)
Proceeds from sales and maturities of short-term investments	219,519	633,014	255,988
Acquisitions, net of cash acquired	(23)	(25,211)	(32,694)
Purchases of long-term investments	(63,011)	(21,337)	—
Proceeds from sales and maturities of long-term investments	20,000	—	—
Other assets	—	—	(386)

Net cash provided by (used for) investing activities	29,677	76,183	(448,704)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	15,783
Net proceeds from issuance of common stock, net	17,407	46,427	410,411
Net proceeds from put warrants	3,864	—	—
Repurchase of treasury stock	(38,089)	—	—
Repayment of notes receivable from stockholders	127	407	235
Repayments of note payable to bank, net	—	—	(546)
Proceeds from long-term debt	—	—	5,000
Repayments of capital lease obligations and long-term debt	(2,379)	(4,156)	(3,189)

Net cash provided by (used for) financing activities	(19,070)	42,678	427,694

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)
(In thousands)

	Years ended June 30,
	2002	2001	2000
Effect of exchange rate on cash and cash equivalents	$137	$(151)	$(172)

Effect of conforming fiscal year ends	—	—	23,044

Net increase (decrease) in cash and cash equivalents	(21,288)	41,402	(6,393)
Cash and cash equivalents at beginning of year	161,987	120,585	126,978

Cash and cash equivalents at end of year	$140,699	$161,987	$120,585

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,217	$10,770	$2,019

Cash paid for interest	$460	$993	$1,033

Noncash investing and financing activities:
Common stock issued to officers and employees for notes receivable	$—	$367	$475

Deferred stock-based compensation	$15,579	$5,408	$10,805

Conversion of convertible preferred stock into common stock	$—	$—	$4

Conversion of notes payable and accrued interest into preferred stock	$—	$—	$5,392

Warrants issued in connection with borrowing agreements	$—	$—	$94

Deferred purchase price liabilities	$—	$—	$20,788

Common stock issued and options assumed in acquisitions	$111,311	$—	$1,870,059

Warrants received for revenue deferred	$—	$1,723	$—

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002, 2001 and 2000

(1)    Organization and Significant Accounting Policies

(a)    Organization and Basis of Consolidation

Openwave Systems Inc. (the Company), was incorporated in Delaware in 1994 to develop and market software that enables the delivery of Internet-based services to mass-market wireless telephones.

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

(b)    Revenue Recognition

The Company’s four primary revenue categories consist of the licensing of application software products, which include messaging products; the licensing of infrastructure software, which include the Company’s Openwave Mobile Access Gateway; customer services, which include maintenance and support and professional services; and project revenues, which include porting services for large partners.

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

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP  97-2), as amended by SOP 98-9, Modification of 97-2 “Software Revenue Recognition,” With Respect to Certain Transactions, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    It is the Company’s customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard license arrangement with the Company.

Delivery has occurred.    The Company’s software may be either physically or electronically delivered to the customer. For revenue recognition purposes, delivery is deemed to have occurred upon the earlier of notification by the customer of acceptance or commercial launch of the software product by the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fee is fixed or determinable.    The Company’s communication service provider customers generally pay a per subscriber fee for the Company’s products which is negotiated at the outset of an arrangement. In these arrangements, the communications service provider generally licenses the right to activate a specified minimum number of their subscribers to use the Company’s software products. Arrangement fees are generally due at least 80% within one year or less from delivery, regardless of the number of customers the communications service provider has activated. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable and revenue from such arrangements is recognized as payments become due. As the communications service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New customers go through a credit review process, which evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash-collected basis.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to new version coverage, maintenance and support services and professional services components of its perpetual license arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from new version coverage and maintenance and support services is recognized ratably over their respective terms with new version coverage being included in license revenues. The Company recognizes revenue from time-based licenses over the license term.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s software products are typically fully functional upon delivery and do not require any significant modification or alteration. Customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed. In certain arrangements, the Company offers its professional services in exchange for a fixed fee from the customer. In such arrangements, the Company recognizes revenue under the percentage of completion method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” On these fixed fee professional service arrangements, the Company measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also licenses its Openwave Mobile Browser software to wireless device manufacturers through its direct sales force and certain third parties. These license arrangements generally give the rights to receive product releases for porting to an unlimited unspecified number of devices. In addition, the Company provides technical support services and compliance verification. The arrangement fees are generally recognized ratably over the contract period.

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery as follows:

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

•
Certain arrangements permit the customer to pay the Company maintenance and support fees based only on the number of active subscribers using the Company’s software products, rather than the number of active subscribers to which the customer has committed to purchase under the license agreement. Such arrangements cause an implied maintenance and support obligation for the Company relating to unactivated subscribers. The Company, based upon the customer’s prior subscriber activation experience or other relevant factors, will assess whether a reasonable estimate can be made of the customer’s subscriber activation over the deployment period for the new arrangement. If such a deployment estimate can be made, the Company defers revenue equal to the difference between the VSOE of maintenance and support for the total commitment and the expected deployment period. If such an estimate cannot be made, the Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenue to be recognized upon delivery. If such an arrangement also provides for fee terms that are not fixed or determinable, license fees are recognized as the customer increases its active subscribers.

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company will port its software to the service partner’s hardware/software platform in exchange for predetermined fees; and the partner will resell the Company’s products and engage in other joint activities. The Company recognizes porting services revenue for this contract as project revenue in its statement of operations. Because management believes it is able to make reasonably dependable estimates of the extent of progress toward completion, the Company follows the percentage of completion methodology, as described in SOP 81-1, and amounts recognized as revenue are calculated using the percentage of services completed on a current cumulative cost to total cost basis, which approximates total hours. Cumulative revenues recognized may be less or greater than cumulative

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue. Additionally, the Company plans to recognize the revenue from reseller license fees and other joint activities contemplated under the agreement using the same percentage of completion method over the term of the porting services efforts, as described above, because these revenue streams cannot be segmented from the porting fees for revenue recognition purposes. Reseller amounts will be classified as license revenue, while classification of revenues from other joint activities will be based on the nature of the activity. As reseller and other revenues under this arrangement will be recognized following the percentage of completion method, the timing of revenue recognition for these revenues will be significantly affected by the progress and timing of the related porting services project. There were no reseller license fees during the fiscal year 2002. If there are significant changes to the scope of the porting services project or the estimates of progress towards completion change significantly, the timing and amount of project revenue and related gross profits, as well as associated reseller and other revenues, could be materially affected.

Cost of license revenues consists primarily of third-party license and related support fees, as well as costs associated with our Applications Service Provider (ASP) model. Cost of maintenance and support services revenue consists of compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in delivering professional services and related overhead costs. Cost of project revenue includes direct costs incurred in the performance of development services under the arrangement. Cost of project revenue does not include certain sales-related activities required under the arrangement, which are classified as sales and marketing expense.

(c)    Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase with an investment rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC.

The Company classifies its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized. The Company uses the specific-identification method in determining cost in calculating realized gains and losses. The Company invests in short-term and long-term investments with an investment rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher and a maturity of no greater than two years. Short-term investments have maturities of less than one year but longer than 90 days. Investments with remaining maturities greater than one year and less than two years, are classified as long-term investments. The objective of the Company’s policy is to protect the value of its fixed income investment portfolio while minimizing principal risk.

(d)    Financial Instruments and Concentration of Credit Risk

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximates fair value due to the short-term nature of these financial

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The carrying values of debt outstanding as of June 30, 2002 and 2001 approximate their fair values. The fair value of available for sale debt securities are based on quoted market prices at the reporting date for those or similar investments.

The Company sells its products and services principally to leading communication service providers and prominent wireless device manufacturers. Credit risk is concentrated in North America, Europe and Japan. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

(e)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to twelve years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

(f)    Capitalized License Fees

The Company routinely enters into software license agreements which allow the Company to integrate third-party software into its products. These licenses are amortized to cost of goods sold as the third-party software products are sold up to a maximum period of 36 months, which is generally considered to be the maximum useful life of the software purchased.

(g)    Goodwill

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of net tangible assets and identified intangible assets acquired. During the year ended June 30, 2002, the Company amortized goodwill based on its estimated useful life for all acquisitions consummated prior to July, 1, 2001. In accordance with Statements of Financial Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company did not amortize the goodwill resulting from the acquisition of Avogadro during the year ended June 30, 2002 resulting in approximately $27 million less of amortization expense for the year ended June 30,2002, and will no longer amortize goodwill for periods subsequent to June 30, 2002.

The Company regularly performs reviews to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the goodwill may not be recoverable. If the review indicates that goodwill may not be recoverable, then the Company will perform an impairment analysis utilizing the undiscounted cash flow method as provided for under SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of, and APB 17, Intangible Assets. During the year ended June 30, 2002 the Company completed two impairment analyses (See Note 3).

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Deferred Revenue

As of June 30, 2002 and 2001, the Company had deferred revenue of $66.9 million and $90.3 million, respectively. The components of deferred revenue are license fees, post contract support (PCS) and professional services. Deferred revenue results from amounts billed:

•	prior to acceptance of product or service;

•	for PCS prior to the time service is delivered;

•	for licenses committed greater than licenses activated for arrangements being recognized on an activation basis; and

•	for license arrangements amortized over a specified period due to the provision of unspecified future products.

Deferred revenue included in accounts receivable aggregated $16.4 million and $32.6 million at June 30, 2002 and 2001, respectively.

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

(j)    Research and Development

Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with or immediately following the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(m)    Accounting for Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No.25 (APB No 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Warrants issued to nonemployees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company uses the Black-Scholes option pricing model to value options and warrants granted to nonemployees.

(n)    Derivative Financial Instruments

On July 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. The cumulative transition adjustment upon adoption was insignificant. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

The Company operates internationally and, thus, is exposed to potentially adverse movements in foreign currency rate changes. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on cumulative net monetary balance sheet positions and underlying asset amounts. The objective of these contracts is to neutralize the impact of foreign currency

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate movements on the Company’s operating results. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. The Company does not designate its foreign exchange forward contracts as “accounting hedges” and, accordingly, adjusts these instruments to fair value through earnings in the period of change in their fair value.

As of June 30, 2002 the Company had no foreign currency contracts outstanding.

In connection with the Company’s stock repurchase program, the Company sold put options on the Company’s common stock and had the option to settle in the Company’s stock. The put options were recorded as equity instruments under guidance contained in EITF No. 00-19, Accounting for Derivative Financial Instruments; Indexed to, and Potentially Settled in, a Company’s Own Stock, and settled during the year ended June 30, 2002. (see Note 5i).

(o)    Other Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities and foreign currency translation adjustments. Tax effects of other comprehensive loss have not been material. The Company has reported the components of comprehensive income on its Consolidated Statements of Stockholders’ Equity and Comprehensive Loss.

(p)    Net Loss Attributable to Common Stockholders Per Share

Basic and diluted net loss attributable to common stockholders per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase. The following potential shares of common stock have been excluded from the computation of diluted net loss attributable to common stockholders per share for all periods presented because the effect would have been antidilutive:

	June 30,
	2002	2001	2000
	(in thousands)
Shares issuable under stock options	44,535	35,386	28,503
Shares of restricted stock subject to repurchase	875	578	766
Shares issuable pursuant to warrants to purchase common stock	232	237	242

The weighted-average exercise price of stock options outstanding was $9.46, $42.10 and $28.89, as of June 30, 2002, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock was $0.35, $0.92, $0.48, as of June 30, 2002, 2001 and 2000, respectively. The weighted-average exercise price of warrants was $2.44, $2.38 and $2.69, as of June 30, 2002, 2001 and 2000, respectively. In April 2000, all outstanding shares of AtMobile convertible preferred stock were converted into Software.com common stock upon completion of the merger of Software.com and AtMobile (see Note 2).

(q)    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142. SFAS No. 142 requires that goodwill not be amortized but rather tested for impairment at the “reporting unit level” (Reporting Unit) at least

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an “operating segment,” as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s identifiable intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill is not tested for impairment under SFAS No. 144, but instead is tested for impairment as prescribed in SFAS No. 142.

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the “estimated fair value” of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If the Company determines that goodwill is impaired, the Company must compare the “implied fair value” of the goodwill to its carrying amount to determine if there is an impairment loss. The “implied fair value” is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations (SFAS No. 141.)

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective for the Company beginning on July 1, 2002. However, goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the provisions of SFAS No. 142 from the date of the acquisition.

As of June 30, 2002, the Company had net goodwill and other intangibles of approximately $17.4 million, consisting of $14.5 million of goodwill and $2.9 million of intangibles, as a result of the Ellipsus acquisition. With the adoption of SFAS No. 142, the Company anticipates that the remaining goodwill will be impaired during the quarter ended September 30, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company will adopt SFAS No. 144 as of July 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial statements related to long-lived assets held for use because the impairment assessment under SFAS No. 144 is largely

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In January 2002, the FASB issued EITF No 01-14 (formerly Topic D-103, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred), whereby the FASB concluded that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the income statement. The Company adopted the accounting requirements of EITF No 01-14 during the quarter ended March 31, 2002. Under EITF No. 01-14, the Company reclassified prior period numbers to reflect the required adoption. For the fiscal years ended June 30, 2001 and 2000, professional services revenues and their related costs increased by $3.8 million and $1.9 million, respectively.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

(2)    Business Combinations

(a)    Pooling-of-Interests

Software.com

On November 17, 2000, the Company merged with Software.com in a transaction that was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented. Software.com was incorporated in October 1994. Software.com was an internet infrastructure software provider to wireline and wireless carriers. The Company issued 94,506,060 shares of its common stock in exchange for all of the issued and outstanding common stock of Software.com. The Company also reserved 12,520,161 shares for issuance in connection with the assumption of Software.com’s outstanding options, and employee stock purchase plans. In connection with the merger, the Company and Software.com incurred approximately $88.9 million in merger and integration costs during the year ended June 30, 2001.

Prior to the combination, Software.com’s fiscal year ended on December 31. As of the merger date, Software.com changed its fiscal year to June 30 to conform to the Company’s fiscal year end. In recording the pooling-of-interests combination, Software.com’s financial statements for the twelve months ended December 31, 1999 were combined with the Company’s financial statement for the twelve months ended June 30, 1999. Software.com’s financial statements for the twelve months ended June 30, 2000 were combined with the Company’s financial statements for the twelve months ended June 30, 2000. Software.com’s unaudited results of operations for the six months ended December 31, 1999 included revenues of $29.0 million, expenses of $37.2 million and net loss of $8.2 million. An adjustment has been made to stockholders’ equity as of June 30, 2000, to eliminate the effect of including Software.com’s unaudited results of operations for the six months ended December 31, 1999, in both the years ended June 30, 1999 and 2000.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments to conform Software.com’s method of accounting for the amortization of stock-based compensation from the straight-line method to the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28), with that of the Company increased net loss for the years ended June 30, 2000 and 1999 by approximately $340,000 and $556,000, respectively. Intercompany revenues and costs of revenues totaling $921,000 and $354,000, respectively, have been eliminated in the consolidated financial statements for the year ended June 30, 2000. There were no intercompany transactions in the other periods presented. In addition, intercompany balances of accounts receivable, prepaid expenses and other current assets, deposits and other assets, and accounts payable have been eliminated as of June 30, 2000.

AtMobile

On April 11, 2000, Software.com completed its merger with AtMobile, (formerly Global Mobility Systems) in a transaction accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and AtMobile for all dates and periods presented. AtMobile was incorporated on August 16, 1996. AtMobile develops mass-market Internet service applications that integrate both current and future generations of digital wireless phones with the Internet. Software.com issued 6,039,375 shares of its common stock in exchange for all of the issued and outstanding common stock of AtMobile as well as in exchange for all outstanding options and warrants to purchase AtMobile common stock. There were no conforming adjustments or intercompany eliminations required in the AtMobile merger.

Separate Operating Results

Separate operating results of the combined entities prior to their date of combination for the years ended June 30, 2001 and 2000, are shown below (in thousands).

	Years ended June 30,
	2001	2000
	(in thousands)
Revenues:
Openwave	$397,176	$69,044
Software.com	71,892	77,346
AtMobile	—	1,878

Combined	$469,068	$148,268

Net loss:
Openwave	$(655,276)	$(264,788)
Software.com	(34,718)	(18,278)
AtMobile	—	(5,191)

Combined	$(689,994)	$(288,257)

(b)    Purchase Acquisitions

The Company has completed the following business combinations, which were accounted for as purchase acquisitions. The operating results of each acquired entity have been included in the consolidated statements of operations since the respective acquisition date.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 28, 2002, the Company acquired Java download technology, key employees and access to customers from a Sweden-based company, Ellipsus Systems, Inc., a telecommunications infrastructure software developer. The acquired technology allows operators to efficiently deploy and realize immediate value from new data services for the mobile user. These new data services include applications like games and multimedia content such as ring tones and images. The acquisition was accounted for as a purchase, and the acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On October 15, 2001, the Company acquired software code containing a graphics engine and related intellectual property from AlphaMask, Inc., a North Carolina-based corporation. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On July 13, 2001, the Company acquired 100% of the outstanding common stock of Avogadro, Inc. (Avogadro), a telecommunications infrastructure software developer. Based in Seattle, Washington, Avogadro developed an instant messaging product to provide communication service providers the ability to deliver the next generation communications services in a multi-device environment. The Company expects to deliver an open, standards-based approach to communications, bringing together the best possible mobile messaging experience with a carrier-grade server infrastructure. The acquisition was accounted for as a purchase and, accordingly, the operations of Avogadro have been included in the consolidated financial statements since that date.

On June 14, 2000, Software.com completed its acquisition of bCandid Corporation (bCandid), a company based in Massachusetts. bCandid was a provider of carrier-class discussion server infrastructure software to service providers worldwide. The acquired intangible assets are being amortized on a straight-line basis over a period of two to four years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

On June 14, 2000, the Company acquired all of the outstanding common stock of MyAble, a company based in Palo Alto, California. MyAble was a provider of hosted personalization services for wireline and wireless web technologies. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On May 4, 2000, the Company acquired all of the outstanding common stock of Velos 2 S.r.l. (Velos), a company based in Milan, Italy. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On April 14, 2000, the Company acquired all of the outstanding common and preferred stock of Onebox.com, Inc. (Onebox), a company based in San Mateo, California. Onebox was a communications application service provider offering users unified e-mail, voicemail, facsimile, and wireless-enabled communication applications. The acquired intangible assets are being amortized on a straight-line basis over a period of three years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

On March 4, 2000, the Company acquired all of the outstanding common and convertible preferred stock of Paragon Software (Holdings) Limited (Paragon), a company incorporated in England and Wales. Paragon was a provider of synchronization technology allowing PC-based personal information to be easily transferred to mobile devices. The

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired intangible assets are being amortized on a straight-line basis over a period of three years, except for the in-process research and development, which was expensed on the acquisition date.

On February 8, 2000, the Company acquired all of the outstanding common and redeemable convertible preferred stock of AtMotion, Inc. (AtMotion), a company based in Redwood City, California. AtMotion was a provider of Voice Portal technology. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On October 27, 1999, the Company acquired substantially all of the assets of Angelica Wireless ApS (Angelica), including all software technology, intellectual property and certain customer agreements, and excluding the assumption of liabilities. Angelica was a developer of WAP software products complementary to the Company’s MyPhone application suite software and is based in Copenhagen, Denmark. Goodwill is being amortized on a straight-line basis over a period of three years. The Company recorded deferred stock-based compensation in the amount of $1.7 million, which is being amortized on an accelerated basis over the vesting period of three years, consistent with the method described in FIN 28.

On October 26, 1999, the Company completed its acquisition of APiON Telecom Limited (APiON), a company based in Belfast, Northern Ireland. In addition, the Company also agreed to issue cash and common stock with an aggregate value of up to approximately $14.1 million to the then current and former employees of APiON. APiON was a provider of WAP software products to GSM network operators in Europe and had expertise in GSM Intelligent Networks, wireless data and WAP technology. Former employees of APiON received consideration totaling approximately $2.2 million in cash upon the closing of the acquisition and an additional $2.6 million at the one-year anniversary of the acquisition, with the remaining $1.7 million payable in cash or common stock of the Company on the second anniversary of the closing of the acquisition of APiON subject to forfeiture upon the occurrence of certain events. Current employees of APiON received approximately $2.5 million in cash upon the closing of the acquisition with the remaining $5.1 million payable in cash or common stock of the Company on each of the first two anniversaries of the closing of the acquisition of APiON contingent upon continued employment. The first and second payments to current and former employees of APiON were made in cash on the first two anniversary dates of the closing of the acquisition.

Common stock issued to former shareholders and cash paid to current and former employees of APiON at the closing of the acquisition was included in the purchase price. Cash or common stock paid to former employees of APiON was recorded as additional goodwill and will be amortized over the remaining useful life of the goodwill. Common stock that was potentially issuable in the future to current employees of APiON was recorded as deferred stock-based compensation.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 20, 1999, Software.com acquired all of the outstanding stock of Telarc, Inc. (Telarc), a New York based corporation, which provides carrier-scale Short Messaging Service (SMS) technologies that complement Software.com’s product offerings. The acquired intangible assets are being amortized on a straight-line basis over their estimated economic useful lives of three to five years, except for the amount recorded for in-process research and development, which was expensed on the acquisition date.

In addition, in conjunction with the acquisition of Telarc, Software.com entered into an employment agreement with an executive of Telarc under which the executive will receive a total of $3.5 million in cash in 10 equal quarterly installments beginning March 2000.

For each acquisition, the Company or Software.com determined the allocation between developed and in-process research and development. This allocation was based on whether technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86 sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. As of the respective dates of the acquisitions of bCandid, Onebox, Paragon, APiON, and Telarc discussed above, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

The total purchase price of each purchase acquisition was allocated as follows (in thousands):

	Allocated Purchase Price Components
	Purchase Price	Goodwill	In-Process R&D	Developed Technology	Noncompete Agreements	Other Intangibles	Deferred Stock-Based Compensation	Net Tangible Assets (Liabilities) Acquired
BCandid	$68,700	$59,200	$2,000	$6,700	$300	$1,000	$—	$(500)
MyAble	18,400	18,400	—	—	—	—	—	—
Velos	2,000	800	—	—	—	—	1,200	—
Onebox	815,000	792,000	4,300	14,700	4,800	600	—	(1,400)
Paragon	472,800	454,400	18,100	7,200	2,300	1,000	—	(10,200)
AtMotion	286,700	243,300	—	42,500	—	700	—	200
Angelica	3,700	2,000	—	—	—	—	1,700	—
ApiON	257,100	247,700	100	200	—	1,700	5,100	2,300
Telarc	11,600	2,300	3,200	5,700	—	100	—	300
Avogadro	97,514	79,414	—	2,270	—	—	11,900	3,930
AlphaMask	495	—	—	395	—	—	100	—
Ellipsus	16,722	14,547	—	2,900	—	—	—	(725)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For each acquisition accounted for as a purchase, the Company paid the following (in thousands):

	Purchase Price
	Common Stock		Assumption of Stock Options
	Shares	Amount	Shares	Amount	Cash	Total
Bcandid	1,074	$68,700	—	$—	$—	$68,700
MyAble	194	16,400	23,112	1,900	100	18,400
Velos	18	1,750	—	—	250	2,000
Onebox	6,208	766,591	261,549	31,200	17,209	815,000
Paragon	3,051	401,700	397,672	52,000	19,100	472,800
AtMotion	2,280	277,200	67,825	8,000	1,500	286,700
Angelica	16	1,700	—	—	2,000	3,700
ApiON	2,393	240,900	—	—	16,200	257,100
Telarc	341	10,000	—	—	1,600	11,600
Avogadro	2,628	94,002	72	2,258	1,254	97,514
AlphaMask	19	150	—	—	345	495
Ellipsus	2,406	14,901	—	—	1,821	16,722

For accounting purposes, the value of the common stock issued was determined based on the average market price of the Company’s common stock over the five trading-day period beginning two trading days prior to the announcement date of the acquisition. The options assumed in the Avogadro acquisition were valued using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2 years; 0% dividend yield; 129% volatility and risk-free interest rate of 5.5%. For the other acquisitions, the options assumed were valued using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 1.1 years; 0% dividend yield; 80% volatility and risk free interest rate of 6.0%.

The pro-forma disclosures required under SFAS No. 141 are not presented, since the acquisitions are considered to be immaterial to the consolidated financials on both an individual and aggregate basis.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Balance Sheet Components

(a)    Cash, Cash Equivalents, and Short-Term Investments

The following summarizes the Company’s cash, cash equivalents, and short-term investments (in thousands):

	June 30,
	2002	2001
Cash and cash equivalents:
Cash	$52,709	$66,330
Money market funds	71,496	70,626
Commercial paper	19,900	31,724
Less restricted cash equivalents	(3,406)	(6,693)

	$140,699	$161,987

	June 30, 2002
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Short-term investments
Corporate bonds	$74,517	$509	$(19)	$75,007
Commercial paper	4,963	—	—	4,963
U.S. Treasury securities and obligations of U.S. government agencies	12,438	35	—	12,473
Less restricted investments	(18,943)	—	—	(18,943)

	$72,975	$544	$(19)	$73,500

	June 30, 2001
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Short-term investments
Corporate bonds	$102,345	$197	$(15)	$102,527
Commercial paper	70,239	16	(2)	70,253
Certificate of deposit	6,002	—	(2)	6,000
U.S. Treasury securities and obligations of U.S. government agencies	21,687	46	—	21,733
Less restricted investments	(14,007)	—	—	(14,007)

	$186,266	$259	$(19)	$186,506

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Long-term investments and restricted cash and investments

The following summarizes the Company’s long-term investments and restricted cash and investments (in thousands):

	June 30, 2002
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Unrestricted corporate bonds (matures in year ending June 30, 2004)	$15,455	$124	$—	$15,579
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies	64,210	182	(9)	64,383
Restricted cash and investments	22,349	—	—	22,349

	$102,014	$306	$(9)	$102,311

	June 30, 2001
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Unrestricted corporate bonds (matures in year ended June 30, 2003)	$21,337	$—	$(164)	$21,173
Restricted cash and investments	20,700	—	—	20,700

	$42,037	$—	$(164)	$41,873

(c)    Accounts receivable, net

Accounts receivable, net consisted of the following:

	June 30
	2002	2001
	(in thousands)
Accounts receivable	89,092	140,287
Unbilled accounts receivable	17,955	23,870
Allowance for doubtful accounts	(10,476)	(10,456)

	$96,571	$153,701

In certain of the Company’s contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivable represents amounts that have been recognized as revenue, but have not yet been billed because of contractual terms.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Property and Equipment

Property and equipment consisted of the following:

	June 30
	2002	2001
	(in thousands)
Computer equipment and software	$83,822	$75,696
Furniture and equipment	13,364	17,603
Leasehold improvements	44,363	40,866

	141,549	134,165
Less accumulated depreciation and amortization	63,990	35,583

	$77,559	$98,582

(e)    Deposits and other assets

The Company classifies its investment in nonmarketable equity securities within deposits and other assets. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18), the Company accounts for its investments in nonmarketable equity securities under the cost method. The following table presents a roll-forward of the investments in nonmarketable equity securities:

	Years ended June 30
	2002	2001
	(in thousands)
Beginning Cost	$7,049	$—
Add:
Purchases	2,927	6,326
Warrants received for revenue deferred	—	1,723
Less:
Impairment *	(5,585)	(1,000)

Ending Cost	$4,391	$7,049

*
The Company regularly performs an impairment assessment of its investments in nonmarketable equity securities. In performing an impairment assessment, the Company considers the following factors, among others, in connection with the businesses in which investments have been made: the business’ current solvency and its access to future capital. As a result of these impairment analysis, the Company determined that four and one investments, aggregating $5.6 million and $1.0 million, in privately-held companies had incurred a decline in value that was considered other-than-temporary during the years ended June 30, 2002 and 2001, respectively.

During the year ended June 30, 2002, the Company entered into an agreement to establish a joint venture with a foreign partner in order to strengthen cooperation among the parties in the production, marketing and distribution of the Company’s products into the People’s Republic of China. Under the agreement, the Company and the partner agreed to establish a joint venture company that will have total equity and total investor loans of $10 million. After the joint venture receives approval from the government of the People’s Republic of China, the Company will have an obligation to contribute an aggregate of up to $4.9 million in equity and loans and will receive a 49% ownership of

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the joint venture. In accordance APB 18, the Company will account for the joint venture under the equity method of accounting and will, after the joint venture is established, receive a proportionate share of the earnings or losses of the joint venture company in future operating periods.

(f)    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30
	2002	2001
	(in thousands)
Goodwill	$14,547	$1,820,360
Developed and core technology	2,900	77,052
Noncompete agreements	—	7,400
Assembled workforce	—	4,480
Customer relationships	—	600

	17,447	1,909,892
Less accumulated depreciation and amortization	79	852,964

	$17,368	$1,056,928

Goodwill from acquisitions prior to July 1, 2001, and the cost of identified intangible assets are amortized on a straight line basis over 3 to 5 years. In accordance with SFAS No. 142, after July 1, 2002, the Company will no longer amortize goodwill. Intangible assets with identifiable lives will continue to be amortized.

During the year ended June 30, 2002, the Company performed two separate impairment analyses as a result of changes within the telecommunications industry that led to reductions in our forecasted growth. The triggering events for the quarters ended December 31, 2001 and June 30, 2002 include the restructuring plan that was announced during the quarter ended December 31, 2001 and the significant decrease in our market capitalization during the quarter ended June 30, 2002. For the December 31, 2001 impairment analysis, assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For the June 30, 2002 analysis, to the extent that intangibles and goodwill were not identifiable at the product level, the Company assessed impairment at the enterprise level. If the sum of the expected future cash flows, which is the estimated future cash flows expected to result from the use of the assets and their eventual disposition, was less than the carrying amount of the assets, the Company recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeds the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3% during the quarter ended December 31, 2001 and 22.6% during the quarter ended June 30, 2002. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the risk-free rate, the expected return on the market portfolio and the risk-based rate. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with Accounting Principles Board Opinion No. 17. As a result of the impairment analyses, the Company recorded a $618.3 million impairment charge during the fiscal year ended June 30, 2002 within “Amortization and impairment

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of goodwill and other intangible assets” in its Consolidated Statements of Operations. The $17.4 million of goodwill and intangible assets remaining on its balance sheet at June 30, 2002 consists of goodwill and intangible assets related to the Ellipsus acquisition completed in May 2002.

(g)    Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30
	2002	2001
	(in thousands)
Accrued employee compensation	$21,576	$26,302
Other accrued liabilities	30,346	28,068

	$51,922	$54,370

(4)    Debt

As of June 30, 2001, the Company had promissory notes assumed in connection with certain acquisitions, in the amounts of approximately $1,065,000. The notes were secured by Senior Loan and Security Agreements and bore interest at a rate between 10% and 17% per annum. The Company paid off the principal amounts due during the year ended June 30, 2002.

(5)    Stockholders’ Equity

(a)    Tender Offer

On August 2, 2001, the Company announced a voluntary stock option exchange program for its employees, except for the Company’s Chief Executive Officer and employees located in Australia. Members of the Company’s Board of Directors and consultants holding options also were ineligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted. Options to acquire a total of 35,832,309 shares of the Company’s common stock with exercise prices ranging from $163.13 to $0.01 were eligible to be exchanged under the program.

On April 9, 2002, the Company granted the replacement options to acquire 14,728,803 shares of the Company’s common stock. The exercise price of the replacement options of $5.39 (except for grants made to employees in Italy where the exercise price was marginally higher) was equal to the fair market value of the Company’s common stock on April 9, 2002, which was the date of grant determined by the Compensation Committee of the Board of Directors. The program did not result in any additional compensation charges or variable award accounting.

(b)    Stockholder Rights Agreement

On August 8, 2000, the Company has entered into a rights agreement that entitles each holder of the Company’s common stock to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $500 per one one-thousandth of a share, subject to adjustment. Ten business days after a person or group of affiliated

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, and except pursuant to an offer for all outstanding shares of the Company common stock which the independent directors of the Company determine to be fair and in the best interests of the Company, each holder of a right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock will thereafter have the right to receive, upon exercise of the right, shares of the Company common stock having a value equal to two times the exercise price of the right.

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

(c)    Nonemployee Equity Transactions

The Company has issued the following warrants and options to purchase its common stock:

Fiscal Year of Grant	Number of Shares	Exercise Price per Share	Date Exercisable	Fair Value	Purpose	Fair Value Assumptions	Recorded as
1999	122,308	$0.11	On milestones from Jun. 1999	$2,500,000	Nonemployee services	B	Operating expense
2000	32,806	$4.37	July 1999	$94,000	Debt financing	A	Debt issuance costs
2000	10,694	$16.64	Feb. 2000	$178,000	Equity financing	A	Additional paid in capital
2000	20,076	$0.43	On milestones from Nov. 1999	$604,000	Nonemployee services	B	Operating expense
2001	5,000	$34.75	January 2001	$140,119	Nonemployee services	C	Operating expense
2001	5,000	$18.25	April 2001	$73,883	Nonemployee services	C	Operating expense
2002	5,000	$33.24	July 2001	$97,372	Nonemployee services	C	Operating expense
2002	5,000	$11.66	October 2001	$42,179	Nonemployee services	C	Operating expense
2002	5,000	$9.98	January 2002	$36,102	Nonemployee services	C	Operating expense
2002	5,000	$6.38	April 2002	$29,899	Nonemployee services	C	Operating expense

The fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions:

	Risk Free Rate	Dividend Yield	Volatility	Contractual Life
A	6%	—	60%	1 to 7 years
B	6%	—	80%	10 years
C	5-6%	—	110%	2-10 years

(d)    Stock Plans

The Company is authorized to issue up to 56,449,477 shares of common stock in connection with its 1995 Stock Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) and its 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (collectively the “1995 and 1996 Stock Plans”) to directors, employees and

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consultants. The 1995 and 1996 Stock Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

The 1995 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 8,052,500 shares or 4% of the Company’s outstanding common stock on such date. The 1996 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 3,000,000 shares or 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. As of June 30, 2002, a total of 5,042,772 shares were available for grant under the 1995 and 1996 Stock Plans.

Under the 1995 and 1996 Stock Plans, the exercise price for incentive stock options is at least 100% of the fair market value of the Company’s stock on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory options granted under the 1995 and 1996 Stock Plans, the exercise price is determined by the Board of Directors except that in the case of a nonstatutory option intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code, the exercise price shall be no less than 100% of the fair market value of the stock on the date of grant.

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

In March 1999, the Company adopted the Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) which provides for the grant of nonstatutory stock options to nonemployee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 1,200,000 shares of the Company’s common stock have been reserved for issuance. Each Outside Director who becomes a member of the Board of Directors will initially be granted an option to purchase 60,000 shares of the Company’s common stock and thereafter an option to purchase an additional 36,000 shares of the Company’s common stock on the first Board of Directors meeting date of each calendar year that begins at least six months following the grant of the initial option. Initial options granted to a new Outside Directors vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Options granted subsequent to the initial option grant to existing Outside Directors vest monthly over a period of four years. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Stock Plan, options have a term of ten years. As of June 30, 2002 there were 994,250 shares available for grant under the Directors’ Stock Plan.

In June 2001, the Company adopted the Openwave Systems Inc. 2001 Stock Compensation Plan (the “2001 Stock Plan”). The 2001 Stock Plan provides for the issuance of nonstatutory stock options, restricted stock bonus awards and restricted stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company including the Phone.com, Inc. 2000 Non-Executive Stock Option Plan, the Phone.com, Inc. 1995 Stock Plan, the Software.com, Inc. 2000 Nonstatutory Stock Option Plan, the Arabesque Communications, Inc, 1998 Stock Plan, the MyAble, Inc. 1999 Stock

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan, the OneBox.com, Inc. 1999 Stock Plan, the Paragon 1999 Stock Plan, the AtMobile.com, Inc. Amended and Restated 1997 Stock Option Plan, the bCandid Corporation 1999 Equity Incentive Plan, the Mobility Net Corporation 1999 Stock Option Plan, and the Avogadro, Inc. 2000 Stock Option Plan (the “Predecessor Plans”). No further grants will be made under the Predecessor Plans, however, each outstanding option granted under a Predecessor Plan shall continue to be governed by the terms and conditions of the Predecessor Plan under which it was granted.

A total of 10,604,385 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the Plan Administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the Plan Administrator and generally provide for shares to vest over a period of four years at 25% per year. As of June 30, 2002, there were 380,782 shares available for grant under the 2001 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans stated above as of June 30, 2002:

1995 and 1996 Stock Plans	5,042,772
Directors’ Stock Plan	994,250
2001 Stock Plan	380,782

6,417,804

(e)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2002, the Company has issued 4,884,883 shares under restricted stock purchase agreements, of which 1,080,111 shares have been repurchased and 793,170 shares remain subject to repurchase at a weighted-average purchase price of $0.23 per share. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 3.94% to 6.48%.

The Company also has certain outstanding stock purchase rights in connection with the early exercise of stock options prior to vesting. Through June 30, 2002, the Company has issued 3,181,281 shares in connection with the exercise of unvested stock options, of which 108,604 shares have been repurchased and 82,034 shares remain subject to repurchase at a weighted-average purchase price of $1.44 per share.

(f)    Employee Stock Purchase Plans

In March 1999, the Company adopted the 1999 Openwave Systems Inc. Employee Stock Purchase Plan, formerly the Phone.com Purchase Plan (the “Openwave Purchase Plan”). A total of 1,200,000 shares of common stock were initially reserved for issuance under the Openwave Purchase Plan.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 1999, Software.com adopted the 1999 Software.com, Inc. Employee Stock Purchase Plan (the “Software Purchase Plan”). A total of 1,610,500 shares of common stock were initially reserved for issuance under the Software Purchase Plan. Per the terms of the merger agreement with Phone.com, the last purchase under the Software Purchase Plan concluded on April 30, 2001.

In April 2002, the Software Purchase Plan was merged into the Openwave Purchase Plan. Effective upon the merger of the two plans, 1,524,176 shares that were reserved and unissued under the Software Purchase Plan became available for issuance under the Openwave Purchase Plan.

The Openwave Purchase Plan provides for an automatic annual increase on the first day of the Company’s fiscal years beginning in 2000 through 2004 equal to the lesser of 1,805,250 shares or 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. On the first day of fiscal years 2005, 2006, 2007 and 2008, the Openwave Purchase Plan provides for an automatic annual increase equal to the lesser of 805,250 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. A total of 6,552,339 shares of common stock have been reserved for issuance under the Openwave Purchase Plan. The Openwave Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and contains four six-month purchase periods within twenty-four month offering periods. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the Openwave Purchase Plan is the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period and the end of each purchase period.

For the year ended June 30, 2002, employees purchased 2,490,658 shares of common stock at an average price of $5.34 per share under the Openwave Purchase Plan. As of June 30, 2002, 2,812,481 shares remained available for future issuance under the Openwave Purchase Plan.

(g)    Executive Stock-Based Compensation

In April 2001, in consideration of the Chief Executive Officer’s (CEO) prior cancellation of options to purchase a total of 6 million shares of the Company’s common stock, the Compensation Committee of the Board had agreed to grant the CEO options to purchase a total of 5.8 million shares of the Company’s common stock on a date that fell between 6 and 7 months from the April 12, 2001 cancellation date. In October 2001, the CEO waived his right to the new options with respect to 500,000 shares of the Company’s common stock and was granted options to purchase a total of 5.3 million shares of the Company’s common stock. The new options were granted with an exercise price equal to the fair market value on the date of grant and provided for the same 4-year vesting schedule and September 2000 vesting commencement date as the cancelled options.

During the quarter ended September 30, 2001, the Compensation Committee of the Board of Directors of the Company granted 210,000 restricted shares of the Company’s common stock to certain executive officers. The restricted shares will vest through July 2003. The Company recorded $3.1 million of deferred stock-based compensation related to the issuance of the restricted shares and also recorded $450,000 in deferred stock-based compensation arising from an employee loan which contained a forgiveness feature. The Company had deferred stock-based compensation of $7.2 million and $6.1 million at June 30, 2002 and 2001, respectively.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 12, 2001, the Compensation Committee of the Board granted to the CEO 200,000 restricted shares of the Company’s common stock. The restricted shares vested as to 29,166 shares on May 12, 2001, and the remaining 170,834 shares will vest in equal monthly installments through October 12, 2004. On the date of grant the Company recorded stock-based compensation expense of approximately $800,000 and deferred compensation related to the restricted stock grants of $4.6 million.

(h)    Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Had compensation costs been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, for all of the Company’s stock-based compensation plans, net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders would have been as follows (in thousands, except per share data):

	Years ended June 30,
	2002	2001	2000
Net loss attributable to common stockholders:
As reported	$(1,260,758)	$(689,994)	$(288,257)
Pro forma	(1,480,518)	$(1,142,126)	$(397,732)
Basic and diluted net loss per share attributable to common stockholders:
As reported	$(7.28)	$(4.17)	$(2.06)
Pro forma	$(8.55)	$(6.90)	$(2.85)

The fair value of each option was estimated on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

	Openwave Option Plan Years ended June 30,
	2002	2001	2000
Expected life (years)	3.50	3.50	3.59
Risk-free interest rate	3.80%	5.27%	6.32%
Volatility	110%	110%	103%

Under SFAS No. 123, the weighted-average fair value of stock options granted were:

	Years ended June 30,
	2002	2001	2000
Weighted-average fair value	$5.27	$42.13	$52.37

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of employee stock purchase rights granted under the Openwave Purchase Plan and the Software.com Purchase Plan was estimated on the date of grants using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions.

	Openwave Purchase Plan Years ended June 30,			Software.com Purchase Plan Years ended June 30,
	2002	2001	2000	2001	2000
Expected life (years)	six-months to two years			six-months to two years
Risk-free interest rate	2.53%	3.82%	5.53%	5.99%	5.99%
Volatility	110%	110%	110%	110%	90%

Under SFAS No. 123, the weighted-average fair values of purchase rights granted were:

	Openwave Purchase Plan Years ended June 30,			Software.com Purchase Plan Years ended June 30,
	2002	2001	2000	2001	2000
Weighted-average fair value	$3.99	$21.31	$27.88	$25.09	$34.73

A summary of the status of the Company’s options under its stock option plans is as follows (in thousands, except per share data):

	Years ended June 30,
	2002		2001		2000
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	35,386	$42.10	28,503	$28.89	24,649	$4.11
Granted	36,132	$7.24	23,921	$57.55	10,297	$73.15
Assumed under purchase acquisitions	—	—	—	—	883	$7.40
Cancelled	(24,335)	$54.43	(9,544)	$71.30	(618)	$41.38
Exercised	(2,648)	$2.07	(7,494)	$3.98	(6,708)	$1.79

Outstanding at end of year	44,535	$9.46	35,386	$42.10	28,503	$28.89

Options exercisable at end of year	15,001	$9.12	7,627	$36.21	5,841	$4.30

Options granted with exercise prices equal to fair value at date of grant	35,922	$5.21	23,699	$42.13	10,297	$52.38
Options granted with exercise prices less than fair value at date of grant	210	$14.91	222	$8.23	—	—

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows (number of options in thousands):

Exercise Price	Number Outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number of shares exercisable	Weighted-average exercise price
$ 0.01–$ 0.51	165	6.54	$0.24	149	$0.23
$ 0.86–$ 1.31	742	6.58	$1.22	504	$1.21
$ 1.69–$ 2.57	1,821	6.80	$2.22	1,542	$2.23
$ 3.42–$ 4.78	1,132	7.46	$3.97	511	$3.59
$ 5.39–$ 7.05	23,060	9.16	$5.46	7,226	$5.49
$ 7.81–$ 11.66	9,317	9.10	$8.12	3,029	$7.91
$ 12.51–$ 19.95	4,089	8.35	$14.11	449	$15.22
$ 20.24–$ 29.31	1,266	7.89	$24.49	471	$25.67
$ 31.21–$ 39.75	2,380	8.42	$34.49	843	$34.61
$ 42.06–$ 57.13	283	8.03	$51.57	153	$52.23
$ 60.86–$ 80.00	21	7.94	$69.90	11	$69.33
$ 84.61–$ 97.13	255	8.01	$90.54	111	$90.91
$110.44–$116.19	4	7.96	$113.63	2	$114.10

	44,535	8.79	$9.46	15,001	$9.12

(i)    Stock Repurchase program

During the year ended June 30, 2002, the Company announced that its Board of Directors had authorized a stock repurchase program of up to five million shares of common stock. Any purchases under the stock repurchase program were authorized to be made in the open market, in privately negotiated transactions or through the use of derivative securities. In accordance with the program, the Company repurchased 700,000 shares at a weighted average of $8.40 on the open market and sold 3.5 million put options that entitled the holder of each option to sell to the Company, for cash, by physical delivery or net share settlement at the Company’s election, one share of common stock at a specified price. The cumulative net proceeds to the Company from the sale of these put options were recorded as additional paid-in capital at the fair value of $10.5 million, under EITF No. 00-19. Of the 3.5 million put options sold: 1.0 million options were exercised, and the Company acquired the shares as treasury stock for $12.8 million; 1.0 million of the put options were called by the holder of the options as a result of the closing price falling below the contractual minimum, and the Company chose to settle the options by paying $6.6 million and recorded a decrease in additional paid-in capital under EITF No. 00-19; prior to the stock dropping below the minimum price, the remaining 1.5 million put options were renegotiated to permit physical settlement of the put options upon an early termination event, and the Company bought 1.5 million shares for $19.4 million and recorded the settlement of the put options as treasury stock. Thus, for the year ended June 30, 2002, the Company repurchased a total of 3.2 million shares under the stock repurchase program at a weighted-average price of $11.90 and recorded net proceeds from put options of $3.9 million, for the overall program to date. Management’s authority to purchase any additional shares under the Company’s stock repurchase program has expired.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Leases

In March 2000, the Company entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement and will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The agreement required that the Company provide a letter of credit in the amount of $16.5 million. The Company guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit, of cash equivalents and investments to be held in trust as security for the letter of credit. The restricted cash and investments held in trust under this agreement are earning approximately 2.3% as of June 30, 2002, and the resulting income earned is not subject to any restrictions.

The Company also has numerous facility operating leases in other locations in the United States, as well as other locations throughout the world. Annual minimum commitments for the noncancelable operating leases as of June 30, 2002, net of sublease payments, are as follows (in thousands):

Year ending June 30,	Operating leases
2003	$24,488
2004	24,621
2005	23,303
2006	18,928
2007	9,276
Thereafter	108,539

Total minimum lease payments	$209,155

Future minimum lease payments under the operating leases have been reduced for the sublease rental income of approximately $3,765,506, $2,491,205, $2,112,069, $473,137 and $497,505 for the years ending June 30, 2003, 2004, 2005, 2006 and 2007, respectively. Rent expense for the years ended June 30, 2002, 2001 and 2000 was approximately $26.1 million, $19.1 million and $9.1 million, respectively, net of sublease income of $4.8 million, $1.1 million and $827,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease commitments includes $11.9 million of restructuring-related lease obligations (See Footnote 10)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Income Taxes

The following reconciles the expected corporate federal income tax expense (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 34%) to the Company’s income tax expense:

	Years Ended June 30,
	2002	2001	2000
	(in thousands)
Federal tax at statutory rate	$(422,579)	$(230,182)	$(97,321)
Net operating losses not benefited	101,615	49,125	11,397
Foreign withholding taxes	13,876	9,323	1,455
Federal benefit for foreign withholding taxes paid	(4,718)	(3,170)	(495)
Extra-territorial income exclusion	(15,124)	—	—
Goodwill amortization and impairment	340,436	154,488	69,924
In-process research and development	—	—	9,418
Merger, integration and acquisition costs	194	30,302	3,301
Other	4,179	3,102	4,340

Total tax expense	$17,879	$12,988	$2,019

The provision for income taxes primarily includes current foreign tax withholding and foreign income taxes in income-producing jurisdictions. Deductions related to the extra-territorial income exclusion and Federal benefit for foreign withholding taxes paid are fully reserved.

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$373,133	$276,918
Accruals and allowances not deductible for tax purposes	23,610	14,502
Property and equipment	1,805	752
Deferred stock-based compensation	1,244	1,221
Research and development credit and other credits carryforwards	29,842	20,110
Intangibles related to acquisitions	230,202	128,602

Total deferred tax assets	659,836	442,105
Less: valuation allowance	(659,000)	(431,880)

Net deferred tax assets	836	10,225
Deferred tax liabilities:
Intangibles related to acquisitions	—	(10,225)

Net deferred tax assets	$836	$—

The Company’s net deferred tax asset as of June 30, 2002 of $836,000 represents foreign temporary differences between book and tax income and was included in prepaid and other assets as of June 30, 2002 on the Company’s

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets. The Company’s deferred tax liabilities resulted from its acquisitions during the year ended June 30, 2000, due to a difference in the financial statement basis and tax basis of net assets acquired.

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for substantially all of its federal deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not that federal deferred tax assets in excess of deferred tax liabilities will be realized.

Approximately $227.7 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $4.5 million of the total $29.1 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.0 billion and $382.0 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $20.2 million and $13.7 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2022. The California net operating loss carryforwards will expire from 2004 through 2012.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined. Some of the U.S. federal and California net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not expected to impair the Company’s ability to utilize the affected carryforward items. If there should be a subsequent ownership change of the Company, as defined, its ability to utilize its carryforwards could be reduced.

(8)    Geographic, Segment, Significant Customer Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

Prior to its merger with Software.com, the Company organized its operations based on a single operating segment: software that enables the delivery of Internet-based services to mass-market wireless telephones and related services. As a result of the merger with Software.com, the Company revised the operating segment to provide a structure that would facilitate the effective management of the combined business. The Company continues to operate in one distinct operating segment: the development and delivery of applications, infrastructure software and customer services for communication service providers and other partners.

The Company also reorganized its product categories to reflect the new product categories that were present subsequent to the merger. The disaggregated information reviewed on a product category basis by the CEO includes Applications, Infrastructure Software, Customer Services, and Project revenues.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Applications enable end users to exchange electronic mail, facsimile, voice mail and multimedia messages from PC’s, wireline telephones and mobile devices. The Company’s applications also include, but are not limited to, e-mail and other messaging products.

Infrastructure software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users. Infrastructure software includes, but is not limited to, Openwave Mobile Access Gateway and Openwave Mobile Browser. One set of infrastructure software provides mobile location and presence information and a directory that serves as a standards-based repository of information about users and devices in the network. In addition, another set of infrastructure software for mobile devices and PC’s enables Internet connectivity, Web browsing and synchronization of information among networks, mobile devices and PC’s, using a variety of protocols.

Customer Services are services provided by the Company to customers to help them design, install, deploy, manage, maintain and support its products and overall Internet implementations.

Finally, project revenues are fees derived from porting the Company’s software to the service partner’s hardware/software.

The disaggregated information reviewed on a product basis by the CEO is as follows:

	Years ended June 30,
	2002	2001	2000
	(in thousands)
Revenue
Applications	$99,775	$139,459	$51,759
Infrastructure software	139,021	205,548	41,710
Customer services	120,757	124,061	54,799
Projects	5,279	—	—

	$364,832	$469,068	$148,268

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company’s revenues in different geographic regions is as follows:

	Years ended June 30,
	2002	2001	2000
	(in thousands)
Americas	$146,817	$188,009	$60,852
Europe, Middle East, Africa	86,136	141,621	40,418
Japan	101,024	102,250	27,121
Asia Pacific	30,855	37,188	19,877

	$364,832	$469,068	$148,268

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended June 30,
	2002	2001	2000
	(in thousands)
United States	$115,714	$157,264	$55,703
Japan	101,024	102,250	27,121
UK	33,722	81,578	10,121
Other foreign countries	114,372	127,976	55,323

	$364,832	$469,068	$148,268

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer information is as follows:

	% of Total Revenue Years ended June 30,			% of Total Accounts Receivable
	2002	2001	2000	June 30, 2002
Customer:
KDDI	20%	16%	—	13%
mmO2	8%	15%	—	5%

(9)    Related-Party Transactions

The Company leased one of its facilities from a limited liability company, which includes one member of the board of directors. The lease expired in February 2002. Base rent expense under this lease for the years ended June 30, 2002, 2001 and 2000 totaled $112,000, $168,000 and $168,000, respectively.

For the years ended June 30, 2001 and 2000 revenues from companies affiliated with AT&T Corporation, which is considered a related party due to its involvement with AT&T Ventures, a stockholder of the Company, totaled approximately $9.0 million and $4.1 million, respectively. As of June 30, 2001, accounts receivable from such company totaled approximately $1.8 million. For the year ended June 30, 2002, the Company did not have any transactions with AT&T Ventures, and no amounts were due as of June 30, 2002.

(10)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability, the Company announced a restructuring plan that reduced the Company’s workforce by approximately 400 employees during the fiscal year ended June 30, 2002. In connection with implementation of the restructuring plan, the Company incurred restructuring charges of $35.8 million to cover the costs of severance, elimination of excess facilities and related leasehold improvements and other restructuring related charges. In addition, the Company

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred accelerated amortization charges in the amount of $1.9 million for assets related to the planned facility closings. The following table sets forth the restructuring activity through June 30, 2002:

	Restructuring Charges	Cash Payments	Noncash Charges	Accrual Balance at June 30, 2002
	(in thousands)
Facility and equipment costs	$22,303	$(5,104)	$(5,339)	$11,860
Severance and employment related charges	10,706	(9,659)	(355)	692
Other charges	2,792	(1,279)	(1,470)	43

	$35,801	$(16,042)	$(7,164)	$12,595

Facility and equipment costs primarily represent $17.0 million in closure and downsizing costs related to offices in Asia Pacific, Europe, and North America that were vacated as part of the restructuring program, as well as $5.3 million in write-offs of leasehold improvements on the vacated facilities. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). The Company has estimated that the high end of the lease loss could be as much as $7.5 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Since June 2002, 15 sites have been selected for downsizing or closure. As of June 30, 2002, 4 sites had been vacated and 11 sites had been downsized. As of June 30, 2002, the remaining $11.9 million accrual of lease termination costs, net of estimated sublease income, is expected to be paid through various dates by November 2013.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 400 employees, of which 49% were working in research and development, 41% in sales and marketing, and 10% in general and administrative functions. The accrual balance of $692,000 as of June 30, 2002 is expected to be paid by the end fiscal year 2003.

Other charges consist of fees resulting from the termination of software license arrangements and other fees. The noncash charges in the amount of $1.5 million include the write-off of certain software license arrangements.

(11)    Litigation

On February 2, 2001, a complaint, Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and Omnisky Corporation, Civil Action No. 01-00065, was filed in the U.S. District Court for the District of Delaware against the Company and certain other companies. The complaint alleged that the defendants have infringed claims of one or more patents that Mr. Stambler asserts have been granted to him. Pursuant

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to a written agreement effective as of April 6, 2002, the Company reached a settlement in which, among other things, Mr. Stambler dismissed all claims against the Company with prejudice.

A former employee commenced an arbitration against the Company in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration asks for an award of damages in excess of $25 million. The Company believes the claims are without merit, intends to defend the arbitration vigorously, and does not believe this matter will have a material adverse effect on the financial condition of the Company.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company (and all other issuer defendants) moved to dismiss the respective complaints which motion is still pending. Based upon the Company’s current understanding of the facts, the Company believes that the complaint’s claims against the Company are without merit, intends to defend the case vigorously, and does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW. Plaintiff has moved to transfer the case to the United States District Court, Southern District of New York, and that motion presently is scheduled to be heard on October 3, 2002. The lawsuit purports to be filed on behalf of the Company, asserting claims against its officers and directors at the time of the Company’s initial public offering. The complaint includes allegations similar to the allegations in the securities class action case described above. In the derivative case, however, plaintiff asserts that the alleged conduct injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, the Company

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

moved to dismiss the complaint. Subsequently, plaintiff made demand that the Board of Directors assert his purported claims. The parties have stipulated to take the motion off the calendar while the Board considers the demand. The Company does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

(12)    Subsequent Events

a)    Acquisition

In July 2002, the Company acquired 100% of the outstanding common shares of SignalSoft Corporation (SignalSoft). SignalSoft is a provider of software applications for both commercial and emergency location-based services. As a result of the acquisition, the Company is expected to be a leading provider of location-based services. The Company paid $2.26 per outstanding share and fully vested option share for a total purchase price of $58.6 million in cash and an estimated $6.2 million in transaction accruals. The transaction accrual is comprised of $1.5 million in personnel-related expenses, $2.9 million in facilities costs, and $1.8 million for other expenses and commitments such as legal fees, insurance fees, and filing fees.

The net tangible assets of approximately $50.0 million are comprised of cash, cash equivalents and restricted cash of $45.8 million, accounts receivable of $3.9 million, fixed assets of $4.1 million, other assets of $2.9 million, offset by assumed liabilities of $6.7 million.

Approximately $400,000 of the purchase price represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount will be immediately expensed in the consolidated income from operations upon the acquisition date. The estimated fair value of these projects was determined by employment of a discounted cash flow model. Additionally, approximately $5.8 million of the purchase price will be allocated to developed and core technology, trademark/tradename portfolio and customer relationships. The remainder of the excess over the $50.0 million fair value of identifiable net assets acquired, approximately $8.6 million, will be allocated to goodwill.

b)    Executive Compensation

On August 7, 2002, Don Listwin, CEO, agreed to cancel 5.3 million stock options granted to him on October 30, 2001, in exchange for the 5.3 million new options that will be granted at fair market value between six months and one day and seven months after the cancellation date, subject to his continued employment. The new options will have the same vesting commencement date and vesting schedule as the corresponding cancelled options. Additionally, on July 15, 2002, 3.5 million options, 825,000 options and 250,000 options with 3-year vesting periods were granted to Kevin Kennedy, COO, Alan Black, CFO, and Allen Snyder, Senior Vice President, Customer Advocacy, respectively.

c)    Restructuring

In September 2002, the Company announced that it is expediting its cost reduction efforts ahead of the pace communicated in July 2002, underscoring ongoing efforts to reduce costs and accelerate its return to operating profitability. The Company’s restructuring plan includes the consolidation of products within three core product groups: mobile infrastructure, messaging and client technologies, as well as a reduction in workforce of approximately

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25 percent. The Company expects to record restructuring and other charges in the September 2002 fiscal quarter of approximately $75 to $90 million, primarily related to employee severance and facility consolidations. The Company anticipates $15 to $20 million of cash will be used during the year ended June 30, 2003 for employee and severance costs, and $60 to $70 million of cash will be used through April 2012 relating to facility consolidations.

d)    Other Stock Grants

12(d) Other Stock Grants

In addition to options granted to executive officers discussed in Note 12(b) above, during the quarter ended September 30, 2002, the Company granted new options to employees to acquire approximately 13.2 million shares of the Company’s common stock, including approximately 1.1 million shares granted to former SignalSoft Corporation employees. These options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and the majority of such options vest ratably over three years.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Allowance for doubtful accounts
Year ended June 30, 2000	$1,024	$1,425	$272	$2,117
Year ended June 30, 2001	$2,177	$10,637	$2,358	$10,456
Year ended June 30, 2002	$10,456	$10,630	$10,610	$10,476

S-1