Form 10-Q
period 2002-09-30
OPENWAVE SYSTEMS INC
filed 2002-11-15
CIK 1082506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

As of October 31, 2002 there were 179,419,244 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	June 30, 2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$157,762	$140,699
Short-term investments	70,065	73,500
Accounts receivable, net	111,495	96,571
Prepaid and other current assets	11,443	9,917

Total current assets	350,765	320,687
Property and equipment, net	78,200	77,559
Long-term investments, and restricted cash and investments	48,742	102,311
Deposits and other assets	13,373	10,976
Goodwill and other intangible assets, net	7,145	17,664

	$498,225	$529,197

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,528	$4,926
Accrued liabilities	55,776	48,442
Accrued restructuring costs	39,985	5,751
Deferred revenue	80,835	66,858

Total current liabilities	185,124	125,977
Accrued restructuring costs - long term	54,816	6,844
Deferred rent obligations	2,917	3,480

Total liabilities	242,857	136,301

Commitments and contingencies

Stockholders’ equity:
Common stock	177	177
Additional paid-in capital	2,755,129	2,757,317
Deferred stock-based compensation	(4,187)	(7,159)
Treasury stock	(38,087)	(38,087)
Accumulated other comprehensive income	705	636
Notes receivable from stockholders	(394)	(557)
Accumulated deficit	(2,457,975)	(2,319,431)

Total stockholders’ equity	255,368	392,896

	$498,225	$529,197

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Revenues:
License	$39,744	$88,285
Maintenance and support services	17,926	19,196
Professional services	8,178	10,300
Project revenues	5,310	—

Total revenues	71,158	117,781

Cost of revenues:
License	2,409	4,220
Maintenance and support services	8,442	7,827
Professional services	5,866	6,520
Project costs	4,821	—

Total cost of revenues	21,538	18,567

Gross profit	49,620	99,214

Operating Expenses:
Research and development	32,298	38,409
Sales and marketing	34,422	47,754
General and administrative	13,977	18,422
Restructuring and other costs	83,335	—
Stock-based compensation*	772	4,986
Amortization and impairment of goodwill and other intangible assets	8,209	159,017
In-process research and development	400	—
Merger, acquisition and integration-related costs	244	570

Total operating expenses	173,657	269,158

Operating loss	(124,037)	(169,944)
Interest income and other, net	2,287	3,470

Loss before provision for income taxes and cumulative effect of change in accounting principle	(121,750)	(166,474)
Income taxes	2,247	3,977

Loss before cumulative effect of change in accounting principle	(123,997)	(170,451)
Cumulative effect of change in accounting principle	(14,547)	—

Net loss	$(138,544)	$(170,451)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.70)	$(0.99)
Cumulative effect of change in accounting principle	(0.09)	—

Basic and diluted net loss per share	$(0.79)	$(0.99)

Shares used in computing basic and diluted net loss per share	176,226	171,352

*Stock-based compensation by category
Research and development	$63	$2,882
Sales and marketing	122	212
General and administrative	587	1,892

	$772	$4,986

See accompanying notes to the condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(138,544)	$(170,451)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,574	167,348
Stock-based compensation	772	4,986
Loss on sale of property and equipment	—	138
Write-down of nonmarketable equity securities	—	263
Provision for doubtful accounts	900	5,500
Impairment of goodwill	7,287	—
Cumulative effect of change in accounting principle	14,547	—
In-process research and development	400	—
Changes in operating assets and liabilities:
Accounts receivable	(11,891)	14,118
Prepaid expenses and other assets	(1,055)	(3,226)
Accounts payable	2,969	(10,596)
Accrued liabilities	(187)	9,316
Accrued restructuring costs	81,019	—
Deferred revenue	13,506	(22,522)

Net cash used for operating activities	(19,703)	(5,126)

Cash flows from investing activities:
Purchases of property and equipment	(5,146)	(10,648)
Restricted cash and investments	—	(1,649)
Acquisitions, net of cash acquired	(15,735)	3,205
Investment in nonmarketable equity securities	—	(2,000)
Purchases of short-term investments	—	(22,150)
Proceeds from sales and maturities of short-term investments	27,612	70,800
Purchases of long-term investments	—	(39,277)
Proceeds from sales and maturities of long-term investments	30,012	—

Net cash provided by (used for) investing activities..	36,743	(1,719)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net	11	1,556
Net proceeds from put warrants	—	10,460
Repurchase of treasury stock	—	(1,300)
Repayment of notes receivable from stockholders	163	55
Repayments of capital lease obligations and long-term debt	(151)	(422)

Net cash provided by financing activities	23	10,349

Effect of exchange rate on cash and cash equivalents	—	137

Net increase in cash and cash equivalents	17,063	3,641
Cash and cash equivalents at beginning of period	140,699	161,987

Cash and cash equivalents at end of period	$157,762	$165,628

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,447	$959

Cash paid for interest	$10	$121

Noncash investing and financing activities:
Common stock issued and options assumed in acquisition	$—	$96,260

Deferred stock-based compensation	$—	$3,582

Reversal of deferred stock-based compensation	$2,223	$—

Reclass of deferred rent obligation to accrued restructuring costs	$1,187	$—

See accompanying notes to condensed consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2002 and June 30, 2002, and the results of operations for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001.  The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain amounts in the condensed consolidated financial statements as of June 30, 2002 and for the three months ended September 30, 2001 have been reclassified to conform to the September 30, 2002 presentation.

(2) Recently Adopted Accounting Pronouncements

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, and Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.  The Company has determined that it is a single reporting unit, as contemplated by SFAS No. 142, and it will perform the required annual impairment tests in the third quarter of its fiscal year.  In the first quarter of fiscal 2003, the Company completed its transitional goodwill impairment test required under SFAS No. 142, and the Company recognized a transitional goodwill impairment loss of  $14.5 million as of July 1, 2002, which was recorded as the cumulative effect of change in accounting principle in the Company’s Condensed Consolidated Statements of Operations.

SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting costs associated with exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The effect of adopting SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

(3) Segment Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment: the development and delivery of applications, infrastructure software, client software and customer services for communication service providers and other customers.  The disaggregated revenue information reviewed on a product category basis by the CEO includes Applications, Infrastructure Software, Client Software, Customer Services, and Project Revenues.

Applications enable end users to exchange electronic mail, facsimile, voice mail and multimedia messages from PC’s, wireline telephones and mobile devices. The Company’s applications also include, but are not limited to, e-mail and other messaging products.

Infrastructure Software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users and includes, but is not limited to, Openwave Mobile Access Gateway, Openwave Location Products and Openwave Provisioning Manager.

Client Software primarily includes the Openwave Mobile Browser software, which is a microbrowser software that is designed and optimized for wireless devices.

Customer Services are services provided by the Company to customers to help them design, install, deploy, manage, maintain and support the Company’s software products and overall Internet implementations.

Finally, Project Revenues are fees derived from porting the Company’s software to a service partner’s hardware and software.

The disaggregated information reviewed on a product basis by the CEO is as follows:

	Three Months Ended September 30,

	2002	2001

	(in thousands)
Revenues
Applications	$15,246	$44,541
Infrastructure software	21,377	43,006
Client software	3,121	738
Customer services	26,104	29,496
Project	5,310	—

Total revenues	$71,158	$117,781

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe, Japan and Asia Pacific.  Information regarding the Company’s revenues in different geographic regions is as follows:

	Three Months Ended September 30,

	2002	2001

	(in thousands)
Revenues
Americas	$36,232	$41,907
Europe, Middle East, Africa	9,885	31,776
Japan and Asia Pacific	25,041	44,098

Total revenues	$71,158	$117,781

Information regarding the Company’s revenues in different countries is as follows:

	Three Months Ended September 30,

	2002	2001

	(in thousands)
Revenues
United States	$24,915	$34,197
Japan	19,769	36,598
Other foreign countries	26,474	46,986

Total revenues	$71,158	$117,781

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

Significant customer information is as follows:

	% Of Total Revenue Three Months Ended September 30,		% Accounts Receivable at September 30,

	2002	2001	2002

KDDI	18%	26%	14%
Sprint	13%	3%	9%

(4) Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase as summarized below. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	September 30,

	2002	2001

	(in thousands)
Shares issuable under stock options	55,555	17,513
Shares of restricted stock subject to repurchase	659	1,641
Shares issuable pursuant to warrants to purchase common stock	232	237

The weighted-average exercise price of stock options outstanding was $7.00 and $16.38 as of September 30, 2002 and 2001, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.36 and

 $0.56 as of September 30, 2002 and 2001, respectively.  The weighted-average exercise price of warrants was $2.44 and $2.38 as of September 30, 2002 and 2001, respectively.

(5) Acquisition

In July 2002, the Company acquired 100% of the outstanding common shares of SignalSoft Corporation (SignalSoft) in a cash tender offer.  SignalSoft applications enable wireless location-based services.  The results of SignalSoft’s operations have been included in the condensed consolidated financial statements since the date of the acquisition. The Company completed the acquisition for $64.2 million in cash, of which the Company paid $2.26 for each outstanding share and fully vested stock option for a total of $58.6 million and $5.6 million in transaction accruals.   The transaction accruals are comprised of $1.7 million in employee-related restructuring expenses, $1.9 million in facility costs, and $2.0 million for other expenses and commitments such as legal fees, insurance, and filing fees.

The net tangible assets of approximately $50.4 million are comprised of cash, cash equivalents and restricted cash of $45.8 million, accounts receivable of $3.9 million, fixed assets of $4.0 million, other assets of $2.9 million, offset by assumed liabilities of $6.2 million.  Included in other assets is an investment in nonmarketable equity securities, carried at a cost basis of $1.9 million, whose fair value is currently being evaluated by Management, and the information required to assess the fair value of this investment is expected to be received during the quarter ending December 31, 2002. Should the fair value of this investment or other assets be determined to be not equal to the carrying value, the purchase price allocation will be adjusted accordingly.

Approximately $400,000 of the purchase price represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use.  Accordingly, this amount was expensed in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2002.  The estimated fair value of these projects was based on their discounted cash flow model.  Additionally, approximately $6.1 million of the purchase price was allocated to developed and core technology, trademark/tradename portfolio and customer contracts.   The majority of these intangibles will amortize over 3 years.  The remainder of the purchase price over the $50.4 million fair value of net tangible assets was allocated to goodwill in the amount of approximately $7.3 million.

(6) Asset Impairment and Other Intangible Assets and Equity Investments

Early in the quarter ended September 30, 2002, the Company completed an acquisition of a business, SignalSoft, for $64.2 million in cash.  An independent valuation indicated approximately $7.3 million of the purchase price represented goodwill and was recorded as such.  However, the significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter of a restructuring, triggered the requirement for an interim impairment analysis under SFAS No. 142 as of September 30, 2002.  Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets have been impaired under SFAS No. 144.  The Company has concluded it is a single reporting unit under SFAS No. 142 and the fair value of the reporting unit is approximated by market capitalization under SFAS No. 142.  Considering the significant decrease in the Company’s market capitalization from the date of acquisition, all remaining goodwill, which consisted only of the goodwill from the recent acquisition of SignalSoft, was fully impaired.  As a result, the Company recorded a $7.3 million impairment charge under “Amortization and impairment of goodwill and other intangible assets.”

After this impairment charge, the $7.1 million of intangible assets remaining on the Company’s balance sheet at September 30, 2002 consists of intangible assets related to the SignalSoft acquisition completed in July 2002 in the amount of $4.6 million and intangible assets related to the Ellipsus acquisition completed in May 2002 in the amount of  $2.5 million.

The Company regularly performs an impairment assessment of its strategic equity investments.   In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made:  the prices for recent equity transactions, the business’ current solvency and its access to future capital.  The Company had no impairment charges to nonmarketable equity securities during the quarter ended September 30, 2002, but recorded a $263,000 impairment of an investment during the three months ended September 30, 2001 within "Interest income and other, net" in the Company's Condensed Consolidated Statements of Operations. As of September 30, 2002, the remaining book value of the investments in nonmarketable equity securities was approximately $6.2 million.

(7)  Balance Sheet Components

               (a) Long-term investments, and restricted cash and investments

The Company classifies its entire long-term investments portion of long-term investments, and restricted cash and investments as available-for-sale and, accordingly, records them at fair value. The following summarizes the Company’s long-term investments and restricted cash and investments at fair value:

	September 30, 2002	June 30, 2002

	(in thousands)
Unrestricted investments (various maturities through year ending June 30, 2004)	$25,842	$79,962
Restricted cash and investments	22,900	22,349

	$48,742	$102,311

               (b) Accounts Receivable, net

Accounts receivable, net consisted of the following:

	September 30, 2002	June 30, 2002

	(in thousands)
Accounts receivable	$96,168	$89,092
Unbilled accounts receivable	28,846	17,955
Allowance for doubtful accounts	(13,519)	(10,476)

Accounts receivable, net	$111,495	$96,571

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual billing terms.

               ( c ) Goodwill and Other Intangible Assets, Net

The following table presents a rollforward of the goodwill and other intangibles, net:

	June 30, 2002 Balance	Acquisition(1)	Amortization(2)	Cumulative Effect and Impairment(3)	September 30, 2002 Balance

	(in thousands)
Goodwill	$14,547	$7,287	$—	$(21,834)	$—
Intangibles:
Customer contracts	—	4,650	(1,100)	—	3,550
Developed and core technology	3,117	1,200	(905)	—	3,412
Trademarks	—	200	(17)	—	183

	$17,664	$13,337	$(2,022)	$(21,834)	$7,145

(1) Please see Note (5) Acquisitions for the discussion of the SignalSoft acquisition and Note (6) Asset Impairment and Other Intangible Assets and Equity Investments.

(2) Customer contracts amortization in the amount of $1.1 million is included in “Cost of  revenues: License” and the remaining $922,000 amortization is recorded within  “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations.

(3) Includes $14.5 million of a cumulative effect of change in accounting principle with the adoption of  SFAS No. 142 and $7.3 million of goodwill impairment recorded in “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations.  Please see Note (6) Asset Impairment and Other Intangible Assets and Equity Investments for further discussion.

Total amortization expense related to goodwill and other intangible assets is set forth in the table below:

	Three Months Ended September 30,

	2002	2001

	(in thousands)
Goodwill	$—	$(151,570)
Intangibles:
Customer contracts	(1,100)	(50)
Developed and core technology	(905)	(6,413)
Assembled workforce	—	(367)
Noncompete agreements	—	(617)
Trademarks	(17)	—

	$(2,022)	$(159,017)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	September 30, 2002

	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Intangibles:
Customer contracts	0-3 yrs	$4,650	$(1,100)	$3,550
Developed and core technology	3 yrs	4,396	(984)	3,412
Trademarks	3 yrs	200	(17)	183

		$9,246	$(2,101)	$7,145

	June 30, 2002

	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Goodwill	—	$14,547	$—	$14,547
Intangibles:
Developed and core technology	3 yrs	3,196	(79)	3,117

		$17,743	$(79)	$17,664

The following table presents the estimated future amortization of the intangibles (in thousands):

Fiscal Year	Future Amortization

2003	$2,587
2004	2,316
2005	2,242

$7,145

The adjusted net income per share excluding amortization of goodwill, as if SFAS No. 142 was adopted as of July 1, 2001, is as follows:

	Three Months Ended September 30,

	2002	2001

	(in thousands)
Net loss	$(138,544)	$(170,451)
Add back:
Amortization of goodwill and assembled workforce	—	151,937

Adjusted net loss	$(138,544)	$(18,514)

Basic and diluted net loss per share	$(0.79)	$(0.99)
Add back:
Amortization of goodwill and assembled workforce	—	0.89

Adjusted basic and diluted net income per share	$(0.79)	$(0.10)

               (d) Deferred Revenue

As of September 30 and June 30, 2002, the Company had deferred revenue of $80.8 million and $66.9 million, respectively.  The components of deferred revenue are license fees, post contract support (PCS) and professional services.  Deferred revenue results from amounts billed:

•	prior to acceptance of product or service;
•	for PCS prior to the time service is delivered;
•	for subscriber licenses committed greater than subscribers activated for arrangements being recognized on a subscriber activation basis; and
•	for license arrangements amortized over a specified future period due to the provision of unspecified future products.

Deferred revenue included in accounts receivable totaled $30.9 million and $16.4 million as of September 30, 2002 and June 30, 2002, respectively.

               (e) Other Comprehensive Loss

Other comprehensive loss is comprised of net loss, unrealized gain on marketable securities, and foreign currency translation adjustments:

	Three Months Ended September 30,

	2002	2001

	(in thousands)
Net loss	$(138,544)	$(170,451)
Other comprehensive loss:
Change in accumulated foreign currency translation adjustment	—	137
Change in accumulated unrealized gain on marketable securities	69	1,121

Total comprehensive loss	$(138,475)	$(169,193)

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2002	June 30, 2002

	(in thousands)
Unrealized gain on marketable securities	$891	$822
Cumulative translation adjustments	(186)	(186)

Accumulated other comprehensive income	$705	$636

(8) Commitments and Contingencies

A former employee commenced arbitration against the Company in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment.  The demand for arbitration asks for an award of damages in excess of $25 million.  The arbitration hearing is scheduled to commence on December 9, 2002.  The Company believes the claims are without merit and intends to defend the arbitration vigorously.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic)  Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).  On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000.  It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering.  The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that:  (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued.  No specific damages are claimed. The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin.  On July 15, 2002, the Company (and all other issuer defendants) moved to dismiss the respective complaints. That motion was heard November 1, 2002 and a decision is still pending.  Based upon the Company’s current understanding of the facts, the Company believes that the complaint’s claims against the Company are without merit, intends to defend the case vigorously and does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al.  The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW.  Plaintiff has moved to transfer the case to the United States District Court, Southern District of New York.  That motion was heard on October 31, 2002 and a decision is still pending.  The lawsuit purports to be filed on behalf of the Company, asserting claims against its officers and directors at the time of the Company’s initial public offering for breach of fiduciary duty to the Company, negligence and unjust enrichment.  The plaintiff asserts that the alleged conduct injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been.  The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases.  On July 12, 2002, the Company moved to dismiss the complaint.  Subsequently, plaintiff made demand that the Board of Directors assert his purported claims.  The parties have stipulated to take the motion off the calendar while the Board considers the demand.  The Board of Directors has appointed a special committee to consider the demand.  The Company does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

(9) Restructuring and Other Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure and profitability, the Company has announced two separate restructuring plans.

The fiscal 2002 restructuring plan, which was announced during the quarter ended December 31, 2001, resulted in a decrease of the Company’s workforce by approximately 400 employees and total restructuring charges of $35.8 million, as well as an additional $1.9 million for assets related to the facility closings.

The fiscal 2003 restructuring plan, which was announced during the quarter ended September 30, 2002, is expected to result in a decrease of the Company’s workforce by approximately 500 employees, and the Company recorded total restructuring charges of $83.3 million as of September 30, 2002.  The fiscal 2003 plan includes the consolidation of products within three core product groups:  infrastructure, applications, and client products.

In connection with implementation of the restructuring plans, the Company’s restructuring charges covered the costs of severance, elimination and consolidation of excess facilities and related leasehold improvements and other restructuring-related charges.

The following table sets forth the restructuring activity through September 30, 2002 (in thousands):

	FY 02 Restructuring Plan			FY 03 Restructuring Plan
							Total
	Facility	Severance	Other	Facility	Severance	Other	Reserve

Accrual balance as of June 30, 2002	$11,860	$692	$43	$—	$—	$—	$12,595
Total charge for the quarter ended September 30, 2002				65,410	17,245	680	83,335
Amount utilized:
Cash paid	(1,274)	(213)	(40)	—	(789)	—	(2,316)
Deferred rent obligation reclass	—	—	—	1,187	—	—	1,187

Accrual balance as of September 30, 2002	$10,586	$479	$3	$66,597	$16,456	$680	$94,801

Facility costs under the fiscal 2003 plan represent: (a) $53.0 million in closure and downsizing costs of which $46.2 million related to offices in the Company’s headquarters in Redwood City, California, with the remaining $6.8 million related to offices in Asia Pacific, Europe, and North America that were consolidated or eliminated as part of the restructuring programs; and (b) $12.4 million in write-offs of leasehold improvements on the vacated facilities or planned vacated facilities.  Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, and restoration costs associated with certain lease arrangements.  To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). The Company has estimated that the lease loss could be as much as $16.2 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility.  The fiscal 2003 restructuring plan has 9 sites selected for downsizing during fiscal 2003 beginning in the fiscal quarter ending March 2003.  Of the remaining $77.2 million accrual outstanding as of September 30, 2002, $6.8 million is expected to be paid and $12.4 million represents impaired leasehold improvements within the lease loss accrual which will be abandoned during fiscal 2003, with the remaining $58.0 million payable through various dates by November 2013.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of employees.  The fiscal 2003 restructuring plan is expected to result in the termination of approximately 500 employees, of which 46% are working in sales and marketing, 42% are working in research and development, 12% are working in general and administrative functions. The Company has estimated that the severance and employment-related charges could be higher should there be additional arbitration and legal lawsuits that have not been accrued.  The accrual balance of $16.9 million as of September 30, 2002 is expected to be paid by June 30, 2003.

Other charges for the fiscal 2003 plan consist of fees associated with the consolidation of the Company’s data centers.  The accrual balance of approximately $680,000 as of September 30, 2002 is expected to be paid by June 30, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-

looking statements are based upon current expectations and beliefs of Management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors  that could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors”.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and in other documents the Company files from time to time with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, the Company’s mostly recently filed annual report on Form 10-K for the fiscal year ended June 30, 2002 and any subsequently filed reports.

Overview

We are a leading provider of infrastructure software, applications and services that enable the convergence of the Internet and wireless and wireline communications. We were incorporated in Delaware in 1994. Our customers are communication service providers, including wireless and wireline carriers, Internet service providers (ISP’s) and broadband providers worldwide. Our Openwave® Services OS™ software suite enables telecommunication companies and wireless service providers to create and deploy new revenue-generating services while providing their subscribers with a rich personalized experience. The Services OS software suite is designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML.

Using our software, communication service providers can offer Internet services to their wireless and wireline subscribers, and wireless device manufacturers can turn their mass-market mobile phones and other wireless devices into mobile Internet devices. As of September 30, 2002, over 80 communication service providers have licensed our software, have commenced or announced commercial service or are in market or laboratory trials.

Communication service providers using our software can also provide their subscribers with a variety of messaging applications, including e-mail, mobile e-mail, mobile instant messaging (mobile IM), multi-media messaging service (MMS) and open voice mail. As of September 30, 2002, we had over 145 million licensed mailbox seats and over 30 wireline carriers that have each licensed over one million mailboxes.

Our microbrowser software, Openwave Mobile Browser, is designed to be embedded in wireless devices and to deliver the mobile Internet and the applications of the Services OS software through a graphical or textual user interface.

The majority of our sales have been to a limited number of customers and our sales are highly concentrated.  Sales to KDDI accounted for approximately 18% and 26% of total revenue for the three months ended September 30, 2002 and 2001, respectively.   Sales to Sprint and its related entities accounted for approximately 13% and 3% of total revenue for the three months ended September 30, 2002 and 2001, respectively.  No other customers have accounted for 10% or more of total revenue for either the three months ended September 30, 2002 or 2001.

Recent Events

In July 2002, we acquired SignalSoft Corporation (SignalSoft), a leader in software applications for both commercial and emergency (E911) wireless location-based services headquartered in Boulder, Colorado, in a cash tender offer.   Also during July 2002, John MacFarlane stepped down as Chief Technology Officer (CTO) and later resigned from the Board in October 2002.  The role of CTO was jointly appointed to Thomas Reardon and Bruce Martin. Thomas Reardon was formerly CEO of Avogadro, Inc., a developer of instant messaging applications, which we acquired in July 2001, and Bruce Martin was formerly Vice President of Technology for the Company and has worked for the Company since 1995.

In October 2002, we consolidated our sales, services and support teams under the leadership of Allen Snyder, our new Senior Vice President Worldwide Customer Operations.   As part of this consolidation, Mike Mulica was reassigned to a new role as Senior Vice President of Strategic Customer Development.

Also in October 2002, Kevin Kennedy, our Chief Operating Officer, replaced John MacFarlane on the Board of Directors.  In the same month, Bernard Puckett was appointed chairman of the board, succeeding Don Listwin, our chief executive officer and president, who became vice chairman.

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

Another critical judgment involves the “fixed or determinable” criterion.  We consider payment terms within 12 months to be normal.  Payment terms beyond 12 months from delivery are considered extended, and when greater than 20% of an arrangement fee is due beyond 12 months from delivery revenue is recognized when due and payable.  In arrangements where fees are due at least 80% within one year or less from delivery, we consider the entire arrangement as “fixed or determinable.”

For certain arrangements, we are required to make estimates that affect the timing and amount of maintenance and support revenues we recognize under these arrangements.  Specifically, certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the number of active subscribers to which the customer has committed to purchase under the license agreement.  Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers.  In these cases, we defer revenue equal to the Vendor Specific Objective Evidence (VSOE) of maintenance and support of the total commitment for the entire deployment period.  In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenues to be recognized upon delivery.

In addition, in certain other arrangements we recognize revenue based on information contained in subscriber reports provided by our customers. If we do not receive accurate subscriber reports by the end of the reporting period, we attempt to estimate the amount of revenue to be recognized in the period. If it is not estimable, no revenue is recognized until the subscriber report is received.

We use the percentage-of-completion method under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” to recognize project revenue related to our porting service arrangement with a service partner.  Following the percentage-of-completion method, we are required to make estimates that affect the timing and amount of revenue recognized in a particular period.  Specifically, amounts recognized in revenue are calculated using the current cumulative cost and the total estimated cost to complete the project.  The percentage-of-completion method has inherent risk in that it is dependent upon estimates of ultimate costs and revenues, which are subject to the uncertainties in long-term contracts.  We reduce the inherent risk relating to revenue and cost estimates in our percentage-of-completion model through corporate policy, approval and monitoring processes.  Risks relating to the porting service delivery and other factors are considered in this estimation process.  Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term.  The resulting difference is recognized as unbilled accounts receivable or deferred revenue.  Additionally, we plan to recognize revenues from reseller license fees and other joint activities contemplated under this arrangement using the percentage-of-completion method over the term of our porting services work, because these revenue streams cannot be segmented from porting revenues for revenue recognition purposes.  Reseller amounts will be classified as license revenue on the consolidated statement of operations, while classification of revenues from other joint activities will be based on the nature of the activity.  If there are significant changes to the scope of the porting services project or our estimates of progress towards completion change significantly, the timing and amount of revenue could be materially affected.

Allowance for Doubtful Accounts

We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer.  We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category.  In addition, we maintain a general reserve for all invoices billed by applying a percentage based on each 30-day age category.  For unbilled invoices we apply a percentage to the entire balance.  In determining these percentages,  we analyze our historical collection experience and current economic trends.

In calculating the general reserve, we first reduce the gross accounts receivable balance by any specific customer or transaction reserves.  We then reduce any accounts receivable balances if the arrangements underlying the billed invoices are determined to have offsetting balances in deferred revenue.  Finally, any remaining accounts receivable balance is reduced by any subsequent receipts that are received prior to the allowance calculation. The remaining balance is segregated into 30-day aged categories and a reserve percentage is applied to each category. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  However, historically the reserve has proven to be adequate.

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

   Impairment Assessments

In accordance with SFAS No. 142, we review the carrying amount of goodwill for impairment on an annual basis.  Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable.  Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

As part of our impairment assessment, we examine products, customer base and geography.  Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit.  If indicators suggest the carrying value of our long-lived assets may not be recoverable, we complete an analysis of our long-lived assets under SFAS No. 144, using estimates of undiscounted cash flows in order to determine if any impairment of our fixed assets and other intangibles exists.

With the adoption of SFAS No. 142 on July 1, 2002, we have determined there is a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142.  While we have selected the quarter ending March 31 as the period in which the required annual impairment test will be performed, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable.  For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using the quoted market price in the active market as the best evidence of fair value.  This fair value is then compared to the carrying value of the reporting unit.

Early in the quarter ended September 30, 2002, we completed an acquisition of a business, SignalSoft, for $64.2 million in a cash tender offer.  An independent valuation indicated approximately $7.3 million of the purchase price represented goodwill and was recorded as such.  However, the significant decrease in our market capitalization through September 30, 2002, as well as the Company’s announcement during the quarter of a restructuring, triggered the requirement for an interim impairment analysis under SFAS No. 142 as of September 30, 2002.  Upon completion of the recoverability test under SFAS No. 144, we determined that none of our long-lived assets have been impaired under SFAS No. 144.  As we have concluded, the Company is a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization.  Considering the significant decrease in our market capitalization from the date of acquisition, all remaining goodwill, which consisted only of the goodwill from the recent acquisition of SignalSoft, was fully impaired.  As a result, we recorded a $7.3 million impairment charge under “Amortization and impairment of goodwill and other intangible assets.”

We regularly perform an impairment assessment of our investments in nonmarketable equity securities.  In performing an impairment assessment, we consider the following factors, among others, in connection with the businesses in which investments have been made:  the prices for recent equity transactions, the business’ current solvency and its access to future capital.  We had no impairment charges to nonmarketable equity securities during the quarter ended September 30, 2002, but we recorded a $263,000 impairment of an investment during the quarter ended September 30, 2001 within "Interest income and other, net" in the Condensed Consolidated Statements of Operations.  As of September 30, 2002, the remaining book value of the investments in nonmarketable equity securities was approximately $6.2 million.

   Restructuring–related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs.  To determine the facility costs, which is the loss after the Company’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate representing the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease or changes in actual sublease rates).  We have estimated that the lease loss for the fiscal 2003 restructuring plan could be as much as $16.2 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility.  To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, as well as the estimated legal accruals. We have estimated that the severance and employment-related charges for the fiscal 2003 restructuring plan could be higher should there be additional arbitration and legal lawsuits that have not been accrued.

Results of Operations

   Three Months ended September 30, 2001 and 2001

   Revenues

We generate four different types of revenue.  License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication service providers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project revenues are derived from a porting services project. The following table presents selected revenue information for the three months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,
			Percent
	2002	2001	Change

	(in thousands)
Revenues
License	$39,744	$88,285	(55.0)%
Maintenance and support services	17,926	19,196	(6.6)%
Professional services	8,178	10,300	(20.6)%
Project revenues	5,310	—	N/A

Total Revenues	$71,158	$117,781	(39.6)%

Percent of revenues
License	55.8%	75.0%	(19.2)%
Maintenance and support services	25.2%	16.3%	8.9%
Professional services	11.5%	8.7%	2.8%
Project revenues	7.5%	—	N/A

Total Revenues	100.0%	100.0%

   License Revenues

License revenues decreased 55.0% for the three months ended September 30, 2002 compared to the respective prior fiscal period.  The decrease in license revenue was partly attributable to the economic downturn that significantly affected the telecommunications market, which resulted in a reduced number and value of new contracts and to a decrease in the subscriber adoption growth rate over the prior year period.  In addition, increased competition, particularly in Europe, caused a further decline in license revenues.

   Maintenance and Support Services Revenues

Maintenance and support services revenues decreased 6.6% for the three months ended September 30, 2002 compared to the respective prior year period.  The decrease in maintenance and support services revenues was primarily a result of our inability to recognize revenue because Management determined that collectibility was less than probable for certain customers.  See Critical Accounting Policies and Judgments – Revenue Recognition for a discussion of how we recognize our revenues.

   Professional Services Revenues

Professional services revenues decreased 20.6% for the three months ended September 30, 2002  compared to the respective prior year period.  The decrease in professional services revenue was primarily due to a decrease in the number of new commercial deployments of our technology.

   Project Revenues

Project revenues, a new revenue category in the fourth quarter of fiscal year 2002, totaled $5.3 million for the quarter ended September 30, 2002 and represent amounts recognized under our porting services arrangement with a service partner.  Project revenues represented 7.5% of total revenues for the quarter ended September 30, 2002.

Cost of Revenue

The following table presents cost of revenue as a percentage of related revenue type for the three months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,
			Percent
	2002	2001	Change

	(in thousands)
Cost of revenues
License	$2,409	$4,220	(42.9)%
Maintenance and support	8,442	7,827	7.9%
Professional services	5,866	6,520	(10.0)%
Project costs	4,821	—	N/A

Total cost of revenues	$21,538	$18,567	16.0%

Cost as a percent of related revenues
License	6.1%	4.8%	1.3%
Maintenance and support	47.1%	40.8%	6.3%
Professional services	71.7%	63.3%	8.4%
Project costs	90.8%	—	N/A
Gross margin per related revenue
License	93.9%	95.2%	(1.3)%
Maintenance and support	52.9%	59.2%	(6.3)%
Professional services	28.3%	36.7%	(8.4)%
Project revenues	9.2%	0.0%	9.2%
Total Gross Margin	69.7%	84.2%	(14.5)%

   Cost of License Revenues

Cost of license revenues consists primarily of third-party license and related support fees, as well as amortization of acquisition-related customer contract intangibles.  The decrease in cost of license revenue during the quarter ended September 30, 2002, as compared to the prior respective fiscal period, was primarily a result of the cost of exiting our Applications Service Provider business, offset by $1.1 million of amortization of contract intangibles related to our acquisition of SignalSoft.  We anticipate that the cost of license revenues will vary as a percentage of related revenues over the next year.

   Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in support and training services to wireless device manufacturers and communication service providers.  The increase in costs for the quarter ended September 30, 2002, as compared to the respective prior fiscal period, was primarily comprised of an average employee increase from 199 employees in September 2001 to 217 employees in September 2002 as a result of the employees added from the SignalSoft acquisition.  We anticipate that the cost of maintenance and support services will remain relatively constant as a percentage of related revenues over the next year.

   Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead.  Cost of professional services revenues decreased during the quarter ended September 30, 2002, as compared to the respective prior fiscal period, primarily due to a decrease in the work performed as a result of a decrease in the number of new commercial launches of our technology.  We anticipate that the cost of professional services revenues will remain relatively constant as a percentage of related revenues over the next year.

Cost of Project Revenues

The cost of project revenues, a new cost category in the fourth quarter of fiscal year 2002, includes direct costs incurred in the performance of porting services for a service partner and totaled $4.8 million for the quarter ended September 30, 2002.  As a percent of related revenue, costs of project revenues represented 90.8%.  We anticipate that the cost of project revenues will moderately decrease in absolute dollars but will remain relatively constant as a percentage of project revenues over the next year.

   Operating Expenses

The following table represents operating expenses for the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,
			Percent
	2002	2001	Change

	(in thousands)
Operating Expenses:
Research and development	$32,298	$38,409	(15.9)%
Sales and marketing	34,422	47,754	(27.9)%
General and administrative	13,977	18,422	(24.1)%
Restructuring and other costs	83,335	—	N/A
Stock-based compensation	772	4,986	(84.5)%
Amortization of goodwill and other intangible assets	922	159,017	(99.4)%
Impairment of goodwill	7,287	—	N/A
In-process research and development	400	—	N/A
Merger, acquisition and integration-related costs	244	570	(57.2)%

Total Operating Expenses	$173,657	$269,158	(35.5)%

Percent Revenues:
Research and development	45.4%	32.6%	12.8%
Sales and marketing	48.4%	40.5%	7.9%
General and administrative	19.6%	15.6%	4.0%

   Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. The decrease in research and development expenses during the quarter ended September 30, 2002, as compared to the respective prior fiscal period, was due to the decrease in average headcount from 847 in September 2001 to 791 in September 2002 associated with our restructuring program.  In addition, the research and development costs were reduced by the transition of certain employees to departments associated with project revenues. We anticipate that our research and development expenses in the coming year will decrease in absolute dollars.

   Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, travel expenses, public relations, promotional materials, redeployed professional service employees and trade show exhibit expenses. The decrease in sales and marketing expenses during the quarter ended September 30, 2002, as compared to the respective prior fiscal period, was primarily due to an average decrease in headcount from 923 in September 2001 to 699 in September 2002 associated with our restructuring programs. We anticipate that our sales and marketing expenses in the coming year will decrease in absolute dollars.

   General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, bad debt expense, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The decrease in general and administrative expenses during the quarter ended September 30, 2002, as compared to the respective prior fiscal period, was primarily attributable to a decrease in bad debt expense from $5.5 million in the quarter ended September 30, 2001, an amount necessitated by further deterioration of the economy and the accounts receivable, to $900,000 in the quarter ended September 30, 2002. The $4.6 million decrease is related to the following factors: reduction in the overall accounts receivable balance, a lack of significant further deterioration in our accounts receivable and the application of a change in methodology for the provision for doubtful accounts calculation related to the reduction of invoice balances by amounts included in deferred revenue. We anticipate that our general and administrative expenses in the coming year will decrease in absolute dollars.

   Restructuring and Other Costs

As a result of our change in strategy and our desire to improve our cost structure, we announced a new restructuring plan and recorded restructuring and other charges of $83.3 million. The fiscal 2003 restructuring plan, which was announced during the quarter ended September 30, 2002, is expected to result in a decrease of our workforce of approximately 500 employees. The fiscal 2003 plan includes the consolidation of products within three core product groups: infrastructure, applications and client products.  In connection with the implementation of the restructuring plan, our restructuring charges covered the costs of severance, consolidation of excess facilities and related leasehold improvements and other restructuring-related charges.  The fiscal 2003 restructuring plan included facility costs of $65.4 million, severance and employment-related charges of $17.2 million, and other restructuring-related costs of $680,000.  These and other actions are expected to result in quarterly total cost reductions of approximately $25 to $30 million, of which $5 million was realized during the quarter ended September 30, 2002, with the remaining reductions to commence in the quarter ended December 31, 2002 and to be largely completed by June 30, 2003.

The following table summarizes the future payments on the remaining restructuring liabilities:

Year ending June 30,	Cash Paid	Non-cash *	Total

	(in thousands)
2003	$24,397	$12,399	$36,796
2004	9,877	—	9,877
2005	9,332	—	9,332
2006	5,518	—	5,518
2007	5,494	—	5,494
Thereafter	27,784	—	27,784

	$82,402	$12,399	$94,801

* represents impaired leasehold improvements within the lease accrual.

   Stock-Based Compensation

	Three Months Ended September 30,
			Percent
	2002	2001	Change

	(in thousands)
Stock-based compensation by category:
Research and development	$63	$2,882	(97.8)%
Sales and marketing	122	212	(42.5)%
General and administrative	587	1,892	(69.0)%

Total stock-based compensation	$772	$4,986	(84.5)%

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.  Stock-based compensation consisted of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, options issued to nonemployees and restricted stock granted to executives at exercise prices below the current fair value of the Company’s stock. During the three months ended September 30, 2002, we reversed $1.1 million of research and development stock-based compensation as a result of a change in the estimate of the time period over which the employees would vest in the stock options, as the employees were identified for termination related to the restructuring in the quarter ended September 30, 2002.   Excluding the reversal, stock-based compensation decreased by $3.1 million during the three months ended September 30, 2002, as compared to the prior period,  primarily due to continued amortization of deferred stock-based compensation.  We expect our overall stock-based compensation to moderately decrease during the quarter ended December 31, 2002.

Amortization and Impairment of Goodwill and Intangible Assets, In-process Research and Development, and Cumulative Effect of Change in Accounting Principle

	Three Months Ended September 30,

	2002	2001

	(in thousands)
Amortization of goodwill and intangible assets (a)	$922	$159,017
Amortization of acquisition-related contract intangibles (a)	1,100	—
In-process research and development (b)	400
Impairment of goodwill and intangible assets (c)	7,287	—
Cumulative effect of change in accounting principle (c)	14,547	—

Total amortization and impairment of goodwill and intangible assets	$24,256	$159,017

        (a)  The decrease in amortization of goodwill and intangible assets of $157.0 million was due primarily to the impairment of goodwill and other intangibles during the quarters ended December 31, 2001 and June 30, 2002, as well as the adoption of SFAS 142.  In addition, the amortization of acquisition-related contract intangibles in the amount of $1.1 million was a result of the acquisition of SignalSoft and was recorded within "Cost of revenues: License" in the Condensed Consolidated Statements of Operations.

        (b)  In-process research and development  represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use.  Accordingly, this amount was expensed when we acquired SignalSoft and we reflected it in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2002.

        (c) During the quarter ended September 30, 2002, we adopted  SFAS No. 142 and  recognized  a transitional impairment of $14.5 million, which was reported as a Cumulative effect of change in accounting principle, and we impaired the goodwill of SignalSoft of $7.3 million, which was recorded in operating expenses.  See Critical Accounting Policies and Judgments – Impairment Assessments for further discussion.

     Merger, Acquisition and Integration-related Costs

As a result of the SignalSoft acquisition, we recorded, during the three months ended September 30, 2002, merger and integration costs in the amount of $244,000 related to retention bonuses for employees and other costs incurred solely as a result of the integration.  Merger costs for the three months ended September 30, 2001 in the amount of $570,000 related to additional costs incurred in our Software.com merger, which was primarily completed during the fiscal year ended June 30, 2001.  We expect to incur integration costs based upon retention bonuses of SignalSoft employees of approximately $250,000 during the quarter ended December 31, 2002.

     Interest Income and Other, Net

Interest and other income totaled $2.3 million and $3.5 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease for the September 2002 quarter, as compared to the September 2001 quarter, was primarily due to a decrease in the quarterly average cash equivalents and investments of $93.4 million and a decrease in the quarterly average interest rates from 3.6% to 2.9%. We anticipate that our interest and other income will decline during the quarter ended December 31, 2002 due to declining interest rates and lower average balances invested.

     Income Taxes

Income tax expense totaled $2.2 million and $4.0 million for the quarters ended September 30, 2002 and 2001, respectively.  Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes.  Foreign withholding taxes fluctuate from quarter to quarter based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 4% to 6% of revenues.

In light of our recent history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

     Liquidity and Capital Resources

The following table presents selected financial information and statistics for the fiscal three months ended and as of September 30, 2002 and 2001, respectively:

	As of September 30,
			Percent
	2002	2001	Change

	(in thousands)
Working capital	$165,641	$309,484	(46.5)%
Cash and cash investments:
Cash and cash equivalents	157,762	165,628	(4.7)%
Short-term investments	70,065	138,127	(49.3)%
Long-term investments	25,842	61,300	(57.8)%
Restricted cash and investments	22,900	22,349	—

Total cash and cash investments	$276,569	$387,404	(28.6)%

	Three months Ended September 30,

	2002	2001

Cash used for operating activities	$(19,703)	$(5,126)
Cash provided by (used for) investing activities	$36,743	$(1,719)
Cash provided by financing activities	$23	$10,349

Working capital as of September 30, 2002 was 46.5% lower than at September 30, 2001 primarily due to cash used to fund operations, as well as an increase in accrued liabilities due to the restructuring.  Excluding restricted cash and investments, we expect to have between $215 million to $225 million of cash, cash equivalents, and short- and long-term investments as of December 31, 2002.

The negative cash flows used for operating activities during the three months ended September 30, 2002, excluding cash paid for restructuring, totaled $17.4 million and related primarily to the net loss for the period adjusted for noncash items.  The negative cash flows used for operating activities during the three months ended September 30, 2001 is related to the net loss for the period adjusted for noncash items combined with a decrease in deferred revenue during the period. We expect to use operational cash flows, excluding cash paid for restructuring costs, of $17.0 million to $22.0 million during the quarter ended December 31, 2002.  Additionally, we expect to pay approximately $10.0 million to $12.0 million of restructuring-related costs during the quarter ended December 31, 2002.  Also, see Restructuring and other costs for expected cash outlay of restructuring related costs during the year ended June 30, 2003 and thereafter.

The positive cash flows generated from investing activities during the three months ended September 30, 2002 were attributed to the proceeds from sales and maturities of short- and long-term investments of approximately $57.6 million, offset by $15.7 million of expenditures related to the acquisitions of SignalSoft and Ellipsus and purchases of property and equipment of approximately $5.2 million.  The negative cash flows generated from investing activities during the three months ended September 30, 2001 primarily related to net proceeds of short- and long-term investments of approximately $9.4 million offset by purchases of property, plant and equipment.  We expect that cash flows used for investing activities will be approximately $2.0 million to $5.0 million in capital and other expenditures during the quarter ended December 31, 2002.

The positive cash flows provided by financing activities during the three months ended September 30, 2001 primarily reflected proceeds from put warrants of $10.5 million and the issuance of common stock of $1.6 million.  We expect that cash flows provided by financing activities will be negligible for the quarter ended December 31, 2002.

We obtained a majority of our cash and investments from prior public offerings.  Except for the joint venture commitment and the lease commitments discussed in the Annual Report on Form 10-K for the year ended June 30, 2002, we do not have any off-balance-sheet arrangements and are currently not dependent on debt financing.  All contractual obligations and commercial commitments have been reflected in the financial statements.

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

Risk Factors

We operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control, that will affect our future results and business and may cause our actual results to differ from those currently expected.  Therefore, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including a loss of approximately $138.5 million during the three months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $2.5 billion.  We expect to have net losses and negative cash flow for at least the next 6 to 12 months.  We expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities.  We will need to generate increases in revenue as well as reduce costs to achieve profitability.  We face a number of risks encountered by wireless telecommunications and Internet software industries to achieve this goal, including:

•	our need for communication service providers to launch, maintain, and market commercial services utilizing our products;

•	our substantial dependence on products with only limited market acceptance to date;

•	our need to introduce reliable and robust products that meet the demanding needs of communication service providers and wireless device manufacturers;

•	our dependence on a limited number of customers;

•	our ability to anticipate and respond to market competition;

•	our ability to affect key product transitions or upgrades;

•	our dependence upon key personnel;

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	adverse customer reaction to technical difficulties or “bugs” in our software;

•	adverse customer reaction to our current stock price or financial condition;

•	the growth rate and performance of wireless networks in general and of wireless communications in particular;

•	the rate of growth in end user purchases of data-enabled wireless devices, use of our products, and the growth of wireless data networks generally;

•	the volume of sales by our distribution partners and resellers;

•	our strategic partners resources dedicated to selling our products and services;

•	our pricing policies and those of our competitors;

•	our goodwill and/or intangibles may become impaired;

•	the high debt burdens of our customers; and

•

our customers’ willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

Our business strategy may not be successful, and we may not successfully address these risks.

We may not be successful in obtaining subscriber reports from all of our customers.

Although our customers are contractually obligated to provide subscriber reports, we are sometimes unable to obtain subscriber reports as of the end of the reporting period. To mitigate this reporting risk we assist customers by providing a mechanized measurement tool, installing the measurement tool and customizing that tool where appropriate. However, we cannot assure we will obtain all subscriber reports in a timely manner which could have an impact in recording revenue.

Our operating results are subject to significant fluctuations, and this may cause our stock price to decline further.

Our stock price has experienced significant volatility, including a significant drop in our stock price.  Factors that may lead to significant fluctuation or declines in our stock price include, but are not limited to:

•	acquisitions or strategic alliances by us or our competitors;

•	changes in estimates or our financial performance or changes in recommendations by securities analysts;

•	changes in financial performance of competitors and other companies in our industry;

•	delays in market acceptance or implementation by our customers of our products and services;

•	changes in demand by our customers for additional products and services;

•	our lengthy sales and implementation cycles;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer;

•	introduction of new products or services by us or our competitors;

•	delays in developing and introducing new products and services;

•	changes in our pricing policies or those of our competitors or customers;

•	changes in our mix of domestic and international sales;

•	risks inherent in international operations;

•	changes in our mix of license, professional services, maintenance and support services and project revenues;

•	changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

•	disputes or litigation with other parties;

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved wireless devices;

•	general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise; and

•	general political and economic factors, including a further economic slowdown or recession.

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

Our common stock may be subject to delisting from the Nasdaq National Market.

Our common stock trades on the Nasdaq National Market (“Nasdaq”). In order to maintain listing on Nasdaq, it is required, among other things, that our common stock has a minimum bid price of $1.00. The Nasdaq requirements further state that a deficiency will exist if such minimum bid price remains below $1.00 for a period of 30 consecutive business days.  Nasdaq’s rules provide that after receipt of such notice, a listed company is entitled to a 90-day period in which to regain compliance and avoid a possible delisting of its securities from Nasdaq. By letter dated October 15, 2002 from Nasdaq, we were notified that we did not meet the listing criteria for continued listing on Nasdaq on that date due to a failure to meet Nasdaq’s minimum bid price requirement. Subsequently, we received notification from Nasdaq, by letter dated November 7, 2002, that we had regained compliance with Nasdaq listing requirements as our common stock had a closing bid price at $1.00 per share or greater for at least 10 consecutive trading days.  There can be no assurance that the trading price of our common stock will continue to meet the minimum bid price requirement of Nasdaq, and, in the future, our common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market.  Delisting could result in limited release of the market price of the common stock and limited news coverage of our company and services and could restrict investors’ interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers.  Sales to KDDI and its related entities accounted for approximately 18% and 26% of total revenue for the three months ended September 30, 2002 and 2001, respectively.  Sales to Sprint and its related entities accounted for approximately 13% and 3% of total revenue for the three months ended September 30, 2002 and 2001, respectively.  We cannot assure you that either of these customers will continue to generate significant revenues for us.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues from each period for the foreseeable future, and any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunications industry is entering a period of consolidation.  To the extent that our customer base consolidates, we will have increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general.

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

In October 2001 and again in September 2002, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses.  In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructurings we decided to pursue the correct product offerings to take advantage of future market opportunities.  Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources.  Additionally, the restructurings may negatively affect our employee turnover as well as recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

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

Our business is becoming increasingly dependent on forming strategic alliances with other companies, and we may not be able to form such alliances that are important to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and markets and to enable us to continue to enter into new license agreements with our existing customers.   There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all.  The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results.

We may not be successful in our strategic investments.

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments, and, therefore, we may need to record an impairment charge to write-off the strategic investments to our operations.  There can be no assurance that we may not experience future material impairment charges with respect to our existing or future strategic investments.

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

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of many of our current executive officers and other key employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is difficult to hire and retain these persons. Furthermore it may become more difficult to hire and retain key persons as a result of our past restructuring, any future restructurings, and as a result our past stock performance.  Competitors and others have in the past, and may in the future, attempt to recruit our employees.

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

International sale of product licenses and services accounted for 65% of our total revenues for the three months ended September 30, 2002. Risks inherent in conducting business internationally include:

•	failure by us and/or third parties to develop localized content and applications that are used with our products;

37

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We manage our foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability.  As of September 30, 2002, we had no foreign currency contracts outstanding.

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

The following is a chart of the principal amounts of short-term investments, long-term investments, and restricted investments by expected maturity:

	Expected maturity date for the year ending June 30,					Cost Value	Fair Value

						September 30, 2002	September 30, 2002

	2003	2004	2005	2006	2007	Total	Total

	(in thousands)
Corporate Bonds	$64,022	$10,254	$—	$—	$—	$74,276	$74,857
Federal Agencies	24,562	15,172	—	—	—	39,734	40,044

Total	$88,584	$25,426	$—	$—	$—	$114,010	$114,901

Weighted-average interest rate	2.88%

With respect to the above investments, we are exposed to market risks for changes in interest rates.  We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Openwave (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in internal controls

Since the Evaluation Date there has not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II  Other Information

Item 1.  Legal Proceedings

A former employee commenced an arbitration against us in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment.  The demand for arbitration asks for an award of damages in excess of $25 million.  The arbitration hearing is scheduled to commence on December 9, 2002.  We believe the claims are without merit and we intend to defend the arbitration vigorously.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems Inc. (sic)  Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).  On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from June 11, 1999 through December 6, 2000.  It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering.  The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that:  (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued.  No specific damages are claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin.  On July 15, 2002, we  (and all other issuer defendants) moved to dismiss the respective complaints.  That motion was heard on November 1, 2002 and a decision is still pending. Based upon our current understanding of the facts, we believe that the complaint’s claims against the Company are without merit, we intend to defend the case vigorously and we do not believe that resolution of this matter will have a material adverse effect on our financial condition.

On May 3, 2002, we received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al.  The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW.  Plaintiff has moved to transfer the case to the United States District Court, Southern District of New York. That motion was heard October 31, 2002 and a decision is still pending.  The lawsuit purports to be filed on behalf of the Company , asserting claims against its officers and directors at the time of the Company’s initial public offering for breach of fiduciary duty to the Company, negligence and unjust enrichment.  The plaintiff asserts that the alleged conduct injured the Company because its shares were not sold for as high a price in the IPO as they otherwise could have been.  We are aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases.  On July 12, 2002, we moved to dismiss the complaint.  Subsequently, plaintiff made demand that the Board of Directors assert his purported claims.  The parties have stipulated to take the motion off the calendar while the Board considers the demand.   The Board of Directors has appointed a special committee to consider the demand.  We do not believe that resolution of this matter will have a material adverse effect on its financial condition.

Item 2.  Changes in Securities and Use of Proceeds

 Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description

10.37	Restated Transition Employment Agreement by and between the Company and Michael Mulica.

99.1	Certificate of Openwave Systems Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On October 1, 2002, we filed a Current Report on Form 8-K to report that we issued a press release, dated September 30, 2002, entitled “Openwave Reaffirms September 2002 Quarter Outlook and Accelerates Restructuring Plan.”

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002

OPENWAVE SYSTEMS INC.

By:	/s/ ALAN BLACK

Alan Black Senior Vice President, Corporate Affairs and Chief Financial Officer

CERTIFICATIONS

I, Donald Listwin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Openwave Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DONALD LISTWIN

Donald Listwin Vice Chairman, President and Chief Executive Officer

I, Alan Black, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Openwave Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ALAN BLACK

Alan Black Senior Vice President, Corporate Affairs and Chief Financial Officer