Form 10-Q/A
period 2002-12-31
OPENWAVE SYSTEMS INC
filed 2003-02-14
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of January 31, 2003 there were 180,269,269 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is filed to amend the Openwave Systems Inc. 10-Q for the quarter ended December 31, 2002. The amendment consists only of the cover page of the document to amend the number of shares of the registrant’s Common Stock outstanding as of January 31, 2003 from 189,269,269 shares outstanding to 180,269,269 shares outstanding.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2003

OPENWAVE SYSTEMS INC.

By:	/s/ ALAN BLACK
Alan Black
Senior Vice President, Corporate Affairs
and Chief Financial Officer

CERTIFICATIONS

I, Donald Listwin, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Openwave Systems Inc.;

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

Date:  February 14, 2003

/s/ DONALD LISTWIN
Donald Listwin
Vice Chairman, President and Chief Executive Officer

I, Alan Black, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Openwave Systems Inc.;

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

Date:  February 14, 2003

/s/ ALAN BLACK
Alan Black
Senior Vice President, Corporate Affairs and Chief Financial Officer

3