Form 10-Q
period 2002-12-31
OPENWAVE SYSTEMS INC
filed 2003-02-14
CIK 1082506

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

As of January 31, 2003 there were 189,269,269 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	June 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$155,027	$140,699
Short-term investments	79,200	73,500
Accounts receivable, net	78,586	96,571
Prepaid and other current assets	10,679	9,917

Total current assets	323,492	320,687

Property and equipment, net	71,027	77,559
Long-term investments, and restricted cash and investments	31,766	102,311
Deposits and other assets	10,588	10,976
Goodwill and other intangible assets, net	7,736	17,664

	$444,609	$529,197

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,439	$4,926
Accrued liabilities	40,895	48,442
Accrued restructuring costs	31,426	5,751
Deferred revenue	83,399	66,858

Total current liabilities	160,159	125,977
Accrued restructuring costs—long term	52,014	6,844
Deferred rent obligations	3,264	3,480

Total liabilities	215,437	136,301

Commitments and contingencies

Stockholders’ equity:
Common stock	180	177
Additional paid-in capital	2,720,485	2,757,317
Deferred stock-based compensation	(4,218)	(7,159)
Treasury stock	—	(38,087)
Accumulated other comprehensive income	447	636
Notes receivable from stockholders	(250)	(557)
Accumulated deficit	(2,487,472)	(2,319,431)

Total stockholders’ equity	229,172	392,896

	$444,609	$529,197

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues:
License	$36,223	$63,404	$75,967	$151,689
Maintenance and support services	19,901	19,503	37,827	38,699
Professional services	5,923	10,855	14,101	21,155
Project	4,736	—	10,046	—

Total revenues	66,783	93,762	137,941	211,543

Cost of revenues:
License	1,213	2,450	3,622	6,670
Maintenance and support services	7,251	8,754	15,693	16,581
Professional services	5,383	6,603	11,249	13,123
Project	4,334	—	9,155	—

Total cost of revenues	18,181	17,807	39,719	36,374

Gross profit	48,602	75,955	98,222	175,169

Operating Expenses:
Research and development	28,769	35,345	61,067	73,754
Sales and marketing	28,938	40,130	63,360	87,884
General and administrative	15,008	14,146	28,985	32,568
Restructure and other related costs	(144)	36,055	83,191	36,055
Stock-based compensation*	1,322	4,423	2,094	9,409
Amortization and impairment of goodwill and other intangible assets	1,214	441,563	9,423	600,580
In-process research and development	—	—	400	—
Merger, acquisition and integration-related costs	142	—	386	570

Total operating expenses	75,249	571,662	248,906	840,820

Operating loss	(26,647)	(495,707)	(150,684)	(665,651)
Interest income and other, net	1,452	2,570	3,739	6,303
Write-down of nonmarketable equity securities	(2,000)	(4,939)	(2,000)	(5,202)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(27,195)	(498,076)	(148,945)	(664,550)
Income taxes	2,302	1,803	4,549	5,780

Loss before cumulative effect of change in accounting principle	(29,497)	(499,879)	(153,494)	(670,330)
Cumulative effect of change in accounting principle	—	—	(14,547)	—

Net Loss	$(29,497)	$(499,879)	$(168,041)	$(670,330)

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(0.17)	$(2.88)	$(0.87)	$(3.87)
Cumulative effect of change in accounting principle	—	—	(0.08)	—

Basic and diluted net loss per share	$(0.17)	$(2.88)	$(0.95)	$(3.87)

Shares used in computing basic and diluted net loss per share	177,736	173,452	176,977	173,015

*Stock-based compensation by category:
Research and development	$781	$2,764	$844	$5,646
Sales and marketing	132	223	254	435
General and administrative	409	1,436	996	3,328

	$1,322	$4,423	$2,094	$9,409

See accompanying notes to the condensed consolidated financial statements

Openwave Systems Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(168,041)	$(670,330)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	19,486	340,100
Stock-based compensation	2,094	9,407
Acquisition consideration settled in cash	—	(2,671)
Loss on sale of property and equipment	103	305
Write-down of nonmarketable equity securities	2,000	5,202
Provision for doubtful accounts	5,384	8,500
Impairment of goodwill and other intangible assets	8,045	279,474
Cumulative effect of change in accounting principle	14,547	—
In-process research and development	400	—
Changes in operating assets and liabilities:
Accounts receivable	15,134	24,932
Prepaid and other current assets	494	(602)
Accounts payable	(1,120)	(13,603)
Accrued liabilities	(12,724)	(834)
Accrued restructuring costs	69,658	27,413
Deferred revenue	16,070	(25,407)

Net cash used for operating activities	$(28,470)	$(18,114)

Cash flows from investing activities:
Purchases of property and equipment	(6,234)	(15,576)
Restricted cash and investments	344	(1,649)
Acquisitions, net of cash acquired	(18,296)	2,298
Investment in nonmarketable equity securities	—	(2,000)
Purchases of short-term investments	—	(37,677)
Proceeds from sales and maturities of short-term investments	44,230	139,150
Purchases of long-term investments	(9,379)	(79,831)
Proceeds from sales and maturities of long-term investments	30,012	—

Net cash provided by investing activities	40,677	4,715

Cash flows from financing activities
Net proceeds from issuance of common stock, net	1,965	7,280
Net proceeds from put warrants	—	10,460
Repurchases of treasury stock	—	(5,939)
Repayment of notes receivable from stockholders	307	72
Repayment of capital lease obligations and long-term debt	(151)	(2,102)

Net cash provided by financing activities	2,121	9,771

Effect of exchange rate on cash and cash equivalents	—	137

Net increase (decrease) in cash and cash equivalents	14,328	(3,491)
Cash and cash equivalents at beginning of period	140,699	161,987

Cash and cash equivalents at end of period	$155,027	$158,496

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,925	$4,789

Cash paid for interest	$14	$199

Noncash investing and financing activities:
Common stock issued and options assumed in acquisitions	$140	$96,410

Deferred stock-based compensation	$1,349	$3,682

Reversal of deferred stock-based compensation	$2,223	$—

Retirement of treasury stock	$38,087	$—

Reclass of long-term investments to short-term investments	$49,815	$—

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2002 and June 30, 2002, and the results of operations for the three and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

Certain amounts in the condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended December 31, 2001 have been reclassified to conform to the December 31, 2002 presentation.

(2) Revenue Recognition

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

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of 97-2 “Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

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

The fee is fixed or determinable. The Company’s communication service provider customers generally pay a per subscriber fee for the Company’s products which is negotiated at the outset of an arrangement. In these arrangements, the communications service provider generally licenses the right to activate a specified minimum number of their subscribers to use the Company’s software products. Arrangement fees are generally due at least 80% within one year or less from delivery,

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

regardless of the number of customers the communication service provider has activated. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable and revenue from such arrangements is recognized as payments become due. As the communications service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

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

The Company’s professional services generally are not essential to the functionality of the software. The Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. Customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. For time and materials contracts, the Company recognizes revenue as the services are performed. For fixed fee arrangements, the Company recognizes revenue as the agreed upon activities are completed.

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

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery but rather is recognized as follows:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due.

•	Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. Perpetual license revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	Certain arrangements permit the customer to pay the Company maintenance and support fees based only on the number of active subscribers using the Company’s software products, rather than the number of active subscribers for which the customer has committed to purchase license rights under the license agreement. Such arrangements cause an implied maintenance and support obligation for the Company relating to unactivated subscribers. The Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. If the deployment period is unspecified, the Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the estimated life of the software. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenue to be recognized upon delivery.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company will port its software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; and the partner will resell the Company’s products and engage in other joint activities. The Company recognizes porting services revenue for this contract as project revenue in the Company’s Condensed Consolidated Statements of Operations as the agreed upon activities are performed. With the adoption of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), the Company separates the reseller and porting activities related to the project and will recognize reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

Cost of license revenues consists primarily of third-party license and related support fees. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in delivering professional services and related overhead costs. Cost of project revenues includes direct costs incurred in the performance of development services under the arrangement. Cost of project revenues does not include certain sales-related activities required under the arrangement, which are classified as sales and marketing expense.

(3) Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will be adopting SFAS 148 in its results of operations during the quarter ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As of December 31, 2002, the Company does not have any guarantees as defined under FASB Interpretation No. 45.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company adopted the provisions of EITF 00-21 in the quarter ended December 31, 2002, electing to retroactively apply the consensus. There was no cumulative effect of this change in accounting principle.

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”, and Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives up to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company has determined that it is a single reporting unit, as contemplated by SFAS No. 142, and it will perform the required annual impairment tests in the third quarter of its fiscal year. In the first quarter of fiscal 2003, the Company completed its transitional goodwill impairment test required under SFAS No. 142,

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and the Company recognized a transitional goodwill impairment loss of $14.5 million as of July 1, 2002, which was recorded as a “Cumulative effect of change in accounting principle” in the Company’s Condensed Consolidated Statements of Operations.

SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. On July 1, 2002, the Company adopted SFAS No. 144. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity”. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

(4) Derivative Financial Instruments

The Company operates internationally and is exposed to potentially adverse movements in foreign currency rate changes. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving probable anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts.

At December 31, 2002, the Company had foreign currency contracts in Euros and British Pounds Sterling. These contracts are accounted for on a marked-to-market basis, with realized and unrealized gains or losses recognized in the Company’s Consolidated Statements of Operations. At December 31, 2002, the fair value of these contracts totaled $66,000 and were recorded in “Accrued liabilities” within the Company’s Condensed Consolidated Balance Sheets.

The following summarizes the Company’s foreign currency contracts, which mature through March 2003, by currency as of December 31, 2002:

	Contract Amount (Local Currency)	Contract Amount (US$)	Fair Value	Weighted Average Forward Rates (in US$)
	(in thousands, except for weighted average forward rates)
Foreign Currency Spot Contract:
British Pound Sterling (GBP) (contract to pay GBP/receive US$)	£6,500	$10,407	$64	$1.6011
Euro (EUR) (contract to pay EUR/receive US$)	€533	$557	$2	$1.0458

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5) Segment Information

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

Finally, Project Revenues are fees derived from porting the Company’s software to a service partner’s hardware and software.

The disaggregated information reviewed on a product basis by the CEO is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Revenues
Applications	$12,990	$28,335	$28,236	$72,876
Infrastructure software	18,114	35,058	39,491	78,064
Client software	5,119	11	8,240	749
Customer services	25,824	30,358	51,928	59,854
Project	4,736	—	10,046	—

Total revenues	$66,783	$93,762	$137,941	$211,543

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe, Japan and Asia Pacific. Information regarding the Company’s revenues in different geographic regions is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Revenues
Americas	$30,474	$41,595	$66,706	$83,502
Europe, Middle East, Africa	16,361	22,450	26,246	54,226
Japan and Asia Pacific	19,948	29,717	44,989	73,815

Total revenues	$66,783	$93,762	$137,941	$211,543

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information regarding the Company’s revenues in different countries is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Revenues
United States	$27,258	$31,222	$52,173	$65,420
Japan	14,652	21,489	34,421	58,086
United Kingdoms	2,716	10,407	5,598	22,939
Other foreign countries	22,157	30,644	45,749	65,098

Total revenues	$66,783	$93,762	$137,941	$211,543

The Company’s long-lived assets residing in countries other than the United States are not significant.

Significant customer information is as follows:

	% of Total Revenue				% of Total Accounts Receivable December 31,
	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001	2002
KDDI	12%	17%	15%	22%	3%
Sprint	14%	4%	13%	3%	7%
mm02	3%	10%	3%	9%	5%
Verizon	2%	11%	2%	6%	6%

(6) Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares issuable under stock options, shares of restricted stock subject to repurchase, and shares issuable pursuant to warrants to purchase common stock as summarized below. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	December 31,
	2002	2001
	(in thousands)
Shares issuable under stock options	52,695	24,190
Shares of restricted stock subject to repurchase	1,737	1,433
Shares issuable pursuant to warrants to purchase common stock	232	237

The weighted-average exercise price of stock options outstanding was $6.62 and $13.71 as of December 31, 2002 and 2001, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.11 and $0.43 as of December 31, 2002 and 2001, respectively. The restricted stock subject to repurchase includes 800,000 shares of restricted stock that were granted to certain executive officers by the Compensation Committee of the Board of Directors during the quarter ended December 31, 2002, of which 300,000 shares vests one year after the date of grant and 500,000 shares vest ratably on a monthly basis over three years. The weighted-average exercise price of warrants was $2.44 and $2.39 as of December 31, 2002 and 2001, respectively.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(7) Acquisition

In July 2002, the Company acquired 100% of the outstanding common shares of SignalSoft Corporation (SignalSoft) in a cash tender offer. SignalSoft’s applications enable wireless location-based services. The results of SignalSoft’s operations have been included in the condensed consolidated financial statements since the date of the acquisition. The Company completed the acquisition for $63.8 million, of which the Company paid $2.26 for each outstanding share and fully vested stock option (net of exercise price) for a total of $58.6 million and $5.2 million in transaction accruals. The transaction accruals are comprised of $1.7 million in employee-related restructuring expenses, $1.5 million in facility costs, and $2.0 million for other expenses and commitments such as banking fees, legal fees, insurance fees and filing fees.

The net tangible assets of approximately $49.3 million are comprised of cash, cash equivalents and restricted cash of $45.8 million, accounts receivable of $2.5 million, fixed assets of $4.0 million and other assets of $2.9 million offset by assumed liabilities of $5.9 million.

Approximately $400,000 of the purchase price represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was expensed in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2002. The estimated fair value of these projects was based on their discounted cash flows. Additionally, approximately $6.1 million of the purchase price was allocated to developed and core technology, trademark/tradename portfolio and customer contracts and relationships. The majority of these intangibles will amortize over 3 years. The remainder of the purchase price over the $49.3 million fair value of net tangible assets was allocated to goodwill in the amount of approximately $8.0 million.

(8) Asset Impairment and Other Intangible Assets and Equity Investments

The significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of the Company’s goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets have been impaired. The Company has concluded it is a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization. Considering the significant decrease in the Company’s market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. During the quarter ended December 31, 2002, the Company recorded additional SignalSoft goodwill of $758,000 related to finalization of the purchase price allocation, which was fully impaired during the quarter ended December 31, 2002. The impairment of the SignalSoft goodwill resulted in impairment charges of $758,000 and $8.0 million for the three and six months ended December 31, 2002 under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations.

The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business in connection with recently completed financing or similar transactions, the business’ current solvency and its access to future capital. The Company recorded $2.0 million and $4.9 million in impairment charges to nonmarketable equity securities related to the impairment of one investment during the three months ended December 31, 2002 and two investments during the three months ended December 31, 2001, respectively. In addition, the Company impaired one investment for approximately $300,000 during the three months ended September 30, 2001 for a combined total of $5.2 million in impairment for the six months ended December 31, 2001. These impairment charges are recorded within “Write-down of nonmarketable equity securities” in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2002, the remaining book value of the investments in nonmarketable equity securities was approximately $4.2 million within “Deposits and other assets” in the Company’s Condensed Consolidated Balance Sheets.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) Balance Sheet Components

(a) Long-term investments, and restricted cash and investments

The Company classifies its unrestricted investments as available-for-sale and, accordingly, records them at fair value. The following summarizes the Company’s long-term investments, and restricted cash and investments at fair value:

	December 31, 2002	June 30, 2002
	(in thousands)
Unrestricted investments (various maturities through year ending June 30, 2004)	$9,210	$79,962
Restricted cash and investments	22,556	22,349

	$31,766	$102,311

(b) Accounts Receivable, net

Accounts receivable, net consisted of the following:

	December 31, 2002	June 30, 2002
	(in thousands)
Accounts receivable	$72,930	$89,092
Unbilled accounts receivable	16,848	17,955
Allowance for doubtful accounts	(11,192)	(10,476)

Accounts receivable, net	$78,586	$96,571

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual billing terms.

(c) Goodwill and Other Intangible Assets, Net

The following table presents a rollforward of the goodwill and other intangibles, net from June 30, 2002 to December 31, 2002:

	June 30, 2002			Cumulative Effect and Impairment(3)	December 31, 2002
	Balance	Additions(1)	Amortization(2)		Balance
	(in thousands )
Goodwill	$14,547	$8,768	$—	$(22,592)	$723
Intangibles:
Customer contracts and relationships	—	4,650	(1,710)	—	2,940
Developed and core technology	3,117	1,824	(1,032)	—	3,909
Trademarks	—	200	(36)	—	164

	$17,664	$15,442	$(2,778)	$(22,592)	$7,736

(1)	Comprised of goodwill and intangibles of $14.1 million related to the SignalSoft acquisition as discussed in Note (7), “Acquisition”, and Note (8), “Asset Impairment and Other Intangible Assets and Equity Investments”; $723,000 in additional goodwill related to final payments on the Ellipsus Systems, Inc. asset acquisition that was completed on May 28, 2002; and $624,000 of developed and core technology acquired during the fiscal quarter ended December 31, 2002.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Customer contracts and relationships amortization in the amount of $1.4 million is included in “Cost of revenues: License,” and the remaining $1.4 million amortization is recorded within “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 31, 2002.

(3)	Includes $14.5 million of a cumulative effect of change in accounting principle with the adoption of SFAS No. 142 and $8.0 million of goodwill impairment recorded in “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 31, 2002. Please see Note (8), “Asset Impairment and Other Intangible Assets and Equity Investments,” for further discussion.

Total amortization expense related to goodwill and other intangible assets is set forth in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Goodwill	$—	$(151,573)	$—	$(303,146)
Intangibles:
Customer contracts and relationships	(350)	(50)	(1,710)	(100)
Developed and core technology	(387)	(6,448)	(1,032)	(12,861)
Assembled workforce	—	(364)	—	(728)
Noncompete agreements	—	(3,654)	—	(4,271)
Trademarks	(19)	—	(36)	—

	$(756)	$(162,089)	$(2,778)	$(321.106)

The following tables set forth the carrying amount of goodwill and other intangible assets:

	December 31, 2002
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Goodwill		$723	$—	$723
Intangibles:
Customer contracts and relationships	0-3 yrs	4,650	(1,710)	2,940
Developed and core technology	3 yrs	5,020	(1,111)	3,909
Trademarks	3 yrs	200	(36)	164

		$10,593	$(2,857)	$7,736

	June 30, 2002
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Goodwill	—	$14,547	$—	$14,547
Intangibles:
Developed and core technology	3 yrs	3,196	(79)	3,117

		$17,743	$(79)	$17,664

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the estimated future amortization of the other intangibles (in thousands):

Fiscal Year	Future Amortization
2003	$2,101
2004	2,684
2005	2,159
2006	69

$7,013

The adjusted net loss per share excluding amortization of goodwill, as if SFAS No. 142 was adopted as of July 1, 2001, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(29,497)	$(499,879)	$(168,041)	$(670,330)
Add back:
Amortization of goodwill	—	151,937	—	303,872

Adjusted net loss	$(29,497)	$(347,942)	$(168,041)	$(366,458)

Basic and diluted net loss per share	$(0.17)	$(2.88)	$(0.87)	$(3.87)
Add back:
Amortization of goodwill	—	.88	—	1.76

Adjusted basic and diluted net loss per share	$(0.17)	$(2.00)	$(0.87)	$(2.11)

(d) Deferred Revenue

As of December 31 and June 30, 2002, the Company had deferred revenue of $83.4 million and $66.9 million, respectively. The components of deferred revenue are license fees, post contract support (PCS) and professional services. Deferred revenue results from amounts billed:

•	prior to acceptance of product or service;

•	for PCS prior to the time service is delivered;

•	for subscriber licenses committed greater than subscribers activated for arrangements being recognized on a subscriber activation basis; and

•	for license arrangements amortized over a specified future period due to the provision of unspecified future products.

Deferred revenue included in accounts receivable totaled $15.6 million and $16.4 million as of December 31, 2002 and June 30, 2002, respectively.

(e) Other Comprehensive Income(Loss)

The components of accumulated other comprehensive income are as follows:

	December 31, 2002	June 30, 2002
	(in thousands)
Unrealized gain on marketable securities	$633	$822
Cumulative translation adjustments	(186)	(186)

Accumulated other comprehensive income	$447	$636

Other comprehensive loss is comprised of net loss, unrealized gain on marketable securities and foreign currency translation adjustments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(29,497)	$(499,879)	$(168,041)	$(670,330)
Other comprehensive loss:
Change in accumulated foreign currency translation adjustment	—	—	—	137
Change in accumulated unrealized gain (loss) on marketable securities	(259)	(222)	(190)	899

Total other comprehensive loss	$(29,756)	$(500,101)	$(168,231)	$(669,294)

(10) Commitments and Contingencies

A former employee commenced arbitration against the Company in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration sought an award of damages in excess of $25 million. The Company made an offer to settle the entire matter to the former employee on November 13, 2002 for payment of $30,000, which was accepted by the former employee on November 27, 2002. The Company has received the arbitrator’s entry of award and, in accordance with the accepted offer to settle, has made the $30,000 payment. The offer to settle requires the former employee to dismiss the case in its entirety, with prejudice.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. The parties have stipulated to dismiss certain individual defendants without prejudice, subject to an agreement extending the statute of limitations through September 30, 2003. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company (and all other issuer defendants)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

moved to dismiss the respective complaints. That motion was heard on November 1, 2002, and a decision is still pending. Based upon the Company’s current understanding of the facts, the Company believes that the complaint’s claims against the Company are without merit, intends to defend the case vigorously and does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW. The lawsuit purports to be filed on behalf of the Company. The complaint, as amended, asserts claims against its officers and directors at the time of the Company’s initial public offering, and the underwriters of that offering, for breach of fiduciary duty to the Company, negligence, breach of contract, and unjust enrichment. The plaintiff asserts that the alleged conduct injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, the Company moved to dismiss the initial complaint. Subsequently, plaintiff made demand that the Board of Directors assert his purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee has issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, the Company, the individual defendants, and the underwriters filed motions to dismiss. The parties agreed to continue the hearing on the motions to dismiss until March 6, 2003. The Company does not believe that resolution of this matter will have a material adverse effect on the financial condition of the Company.

(11) Restructuring and Other Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced two separate restructuring plans.

The fiscal 2002 restructuring plan, which was announced during the quarter ended December 31, 2001, resulted in a decrease of the Company’s workforce by approximately 400 employees and total restructuring charges of $37.3 million, as well as an additional $1.9 million for leasehold improvements related to the facility closings. Of the $37.3 million in total restructuring charges, the Company recorded an increase of $1.5 million during the quarter ended December 31, 2002, primarily related to changes in the estimates of sublease income on certain facilities. Of the remaining $11.0 million, $2.6 million is expected to be paid by June 30, 2003, with the remaining $8.4 million payable through various dates by November 2012.

The fiscal 2003 restructuring plan, which was announced during the quarter ended September 30, 2002, is expected to result in a decrease of the Company’s workforce by approximately 480 employees, and the Company recorded total restructuring charges of $83.3 million as of September 30, 2002. During the quarter ended December 31, 2002, the Company recorded a net decrease of $1.6 million, primarily related to the reduction of a portion of a facility that the Company will vacate as part of the restructuring. The fiscal 2003 plan includes the consolidation of products within the Company’s three core product groups: infrastructure, applications, and client products.

In connection with implementation of the restructuring plans, the Company’s restructuring charges covered the costs of severance, elimination and consolidation of excess facilities and related leasehold improvements and other restructuring-related charges.

The following table sets forth the restructuring activity through December 31, 2002 (in thousands):

	FY 02 Restructuring Plan				FY 03 Restructuring Plan				Total Reserve
	Facility	Severance	Other		Facility	Severance	Other
Accrual balance as of June 30, 2002	$11,860	$692		$43	$—	$—	$		$12,595
Total charges	1,637	(140)		(3)	63,622	17,395		680	83,191
Amount utilized during the six months ended December 31, 2002:
Cash paid	(2,873)	(213)		(40)	(316)	(10,239)		(36)	(13,717)
Noncash					184				184
Deferred rent obligation reclass	—	—		—	1,187	—		—	1,187

Accrual balance as of December 31, 2002	$10,624	$339	$		$64,677	$7,156		$644	$83,440

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Facility costs under the fiscal 2003 plan represent: (a) $51.2 million in closure and downsizing costs of which $46.5 million related to offices in the Company’s headquarters in Redwood City, California, with the remaining $4.7 million related to offices in Asia Pacific, Europe and North America that were consolidated or eliminated as part of the restructuring programs; and (b) $12.4 million in write-offs of leasehold improvements on the vacated facilities or planned vacated facilities. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). The Company has estimated that the lease loss could be as much as $15.8 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. The fiscal 2003 restructuring plan has nine sites selected for downsizing during fiscal 2003 beginning in the fiscal quarter ending March 2003. Of the remaining $64.7 million accrual outstanding as of December 31, 2002, $3.2 million is expected to be paid as of June 30, 2003 and $12.4 million represents impaired leasehold improvements within the lease loss accrual which will be abandoned during fiscal 2003, and accordingly, will be reclassed against property, plant and equipment during fiscal 2003, with the remaining $49.1 million payable through various dates by November 2013.

Severance and employment-related charges consist primarily of severance, health benefits and other costs resulting from the termination of employees. The fiscal 2003 restructuring plan is expected to result in the termination of approximately 500 employees, of which 44% are working in sales and marketing, 44% are working in research and development, 12% are working in general and administrative functions. The Company has estimated that the severance and employment-related charges could be higher should there be additional costs that have not been accrued. The accrual balance of $7.2 million as of December 30, 2002 is expected to be paid by June 30, 2003.

Other charges for the fiscal 2003 plan consist of fees associated with the consolidation of the Company’s data centers. The accrual balance of approximately $644,000 as of December 31, 2002 is expected to be paid by June 30, 2003.

(12) Subsequent Events

Executive Stock-Based Compensation

On February 10, 2003, the Compensation Committee of the Board of Directors granted options to the CEO to purchase a total of 5.3 million shares of the Company’s common stock to replace options cancelled by the CEO in August 2002. The new options were granted with an exercise price equal to the fair market value on the date of grant and have the same vesting schedule as the cancelled options, which is a four-year vesting schedule that commenced as of September 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of Management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors”. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, our most recently filed annual report on Form 10-K for the fiscal year ended June 30, 2002, our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and any subsequently filed reports.

Overview

We are a leading provider of infrastructure software, applications and services that enable the convergence of the Internet and wireless and wireline communications. We were incorporated in Delaware in 1994. Our customers are communication service providers, including wireless and wireline carriers, Internet service providers (ISP’s) and broadband providers worldwide. Our software products enable telecommunication companies and wireless service providers to create and deploy revenue-generating services while providing their subscribers with a rich personalized experience. Our software products are designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML.

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

The majority of our sales have been to a limited number of customers and our sales are highly concentrated. Significant customers during the three and six months ended December 31, 2002 and 2001 include KDDI, Sprint, mm02 and Verizon. Sales to KDDI accounted for 12% and 17% of total revenues during the three months ended December 31, 2002 and 2001, respectively, and 15% and 22% of total revenues for the six months ended during these fiscal periods, respectively. Sales to Sprint account for 14% and 4% of total revenues for the three months ended December 31, 2002 and 2001, respectively, and 13% and 3% of total revenues for the six months ended during these fiscal periods, respectively. Sales to mm02 accounted for 3% and 10% of total revenues for the three months ended December 31, 2002 and 2001, respectively, and 3% and 9% of total revenues for the six months ended in these fiscal periods, respectively. Sales to Verizon accounted for 2% and 11% of total revenues for the three months ended December 31, 2002 and 2001, respectively, and 2% and 6% of total revenues during the six months ended in these fiscal periods, respectively. No other customers have accounted for 10% or more of total revenues for any of the three or six months ended December 31, 2002 or 2001.

Recent Events

In January 2003, Bruce Martin became sole Chief Technology Officer (CTO) and Thomas Reardon was appointed to serve as General Manager and Vice President of our Client Product Group. Prior to then, Bruce Martin and Thomas Reardon had served as Co-CTO’s since July 2002.

In November 2002, Bo Hedfors, a director of the Board of Directors since April 2002, accepted appointment to the Audit Committee of the Board of Directors.

In October 2002, Bernard Puckett was appointed Chairman of the Board, succeeding Don Listwin as Chairman. Mr. Listwin became Vice Chairman and remains our President and Chief Executive Officer. Also in October 2002, Kevin Kennedy, our Chief Operating Officer, was elected by the Board to fill the vacancy created by John MacFarlane’s resignation from the Board that same month.

In addition, in October 2002, we consolidated our sales, services and support teams under the leadership of Allen Snyder, who was promoted to Senior Vice President Worldwide Customer Operations. As part of this consolidation, Mike Mulica was reassigned to a new role as Senior Vice President of Strategic Customer Development.

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

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the Notes to the Consolidated Financial Statements for further discussion of our accounting policies.

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

One of the critical judgments we make is the assessment that “collectibility is probable.” Our recognition of revenue is partly based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized on a cash basis.

Another critical judgment involves the “fixed or determinable” criterion. We consider payment terms within 12 months to be normal. Payment terms beyond 12 months from delivery are considered extended, and when greater than 20% of an arrangement fee is due beyond 12 months from delivery, revenue is recognized when due and payable. In arrangements where fees are due at least 80% within one year or less from delivery, we consider the entire arrangement fee as “fixed or determinable.”

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

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. If such reports are not received in a timely manner, no revenue is recognized in the current period.

During the year ended June 30, 2002, we entered into a significant contract with a service partner, under which we will port our software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; and the partner will resell our products and engage in other joint activities. We recognize porting services revenue for this contract as project revenue in our Condensed Consolidated Statement of Operations as the services are performed. With our adoption of EITF 00-21 during the quarter ended December 31, 2002, we separate the reseller and porting activities related to the project and will recognize reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

Allowance for Doubtful Accounts

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. In general, we regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category. In addition, we maintain a general reserve for all invoices billed, and not included in the specific reserve, by applying a percentage based on each 30-day age category. For unbilled invoices we generally apply a percentage to the entire balance. In determining these percentages, we analyze our historical collection experience and current economic trends.

In calculating the specific reserve, we identify specific high-risk accounts where collection is deemed unlikely. In calculating the general reserve, we first reduce the gross accounts receivable balance by any specific customer or transaction reserves. We then reduce any accounts receivable balances if the arrangements underlying the billed invoices are determined to have offsetting balances in deferred revenue. Finally, any remaining accounts receivable balance is reduced by any subsequent receipts that are received prior to the allowance calculation. The remaining balance is segregated into 30-day aged categories and a reserve percentage is applied to each category. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Circumstances that have caused an increase to the allowance for doubtful accounts have been primarily due to a deterioration of the telecommunications industry over the last two years, primarily in Europe and Asia, excluding Japan, as well as significant downturns in industries such as the Internet service provider (ISP) industry. The contraction of relevant economies, and industries such as the ISP industry in particular, may result in more customers being placed in the specific account reserve category, thereby increasing our reserve estimate and negatively impacting operating results.

Impairment Assessments

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

As part of our impairment assessment, we examine products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. If indicators suggest the carrying value of our long-lived assets may not be recoverable, we complete an analysis of our long-lived assets under Statement of Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment of Disposal of Long-Lived Assets,” using estimates of undiscounted cash flows in order to determine if any impairment of our fixed assets and other intangibles exists.

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

During the six months ended December 31, 2002, we completed an acquisition of a business, SignalSoft, for $63.8 million. At September 30, 2002, we had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in our market capitalization through September 30, 2002, as well as our announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of our goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test, we determined that none of our long-lived assets have been impaired under SFAS No. 144. We concluded that we are a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization under SFAS No. 142. Considering the significant decrease in our market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the quarter ended December 31, 2002 related to finalization of the purchase price allocation, the goodwill was fully impaired during the quarter ended December 31, 2002. The impairment of the goodwill resulted in impairment charges of $758,000 and $8.0 million for the three and six months ended December 31, 2002, respectively, under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations.

We regularly perform an impairment assessment of our strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business in connection with recently completed financing or similar transactions, the business’ current solvency and its access to future capital. We recorded $2.0 million and $4.9 million in impairment charges to nonmarketable equity securities related to the impairment of one investment during the three months ended December 31, 2002 and two investments during the three months ended December 31, 2001, respectively. In addition, we impaired one investment for approximately $300,000 during the three months ended September 30, 2001 for a combined total of $5.2 million in impairment for the six months ended December 31, 2001. These impairment charges are recorded within “Write-down of nonmarketable equity securities” in our Condensed Consolidated Statements of Operations. As of December 31, 2002, the remaining book value of the investments in nonmarketable equity securities was approximately $4.2 million and is recorded within “Deposits and other assets” in the Company’s Condensed Consolidated Balance Sheets.

Restructuring-related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after the Company’s cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate representing the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease or changes in actual sublease rates). We have estimated that the lease loss for the fiscal 2003 restructuring plan could be as much as $15.8 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, as well as the estimated legal accruals. We have estimated that the severance and employment-related charges for the fiscal 2003 restructuring plan could be higher should there be more costs that have not been accrued.

Results of Operations

Three and Six Months ended December 31, 2002 and 2001

Revenues

We generate four different types of revenue. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication service providers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project revenues are derived from porting the Company’s software to a service partner’s hardware and software. The following table presents selected revenue information for the three and six months ended December 31, 2002 and 2001, respectively:

	Three Months Ended December 31,			Six Months Ended December 31,
	2002	2001	Percent Change	2002	2001	Percent Change
($ in thousands)
Revenues
License	$36,223	$63,404	(42.9%)	$75,967	$151,689	(49.9%)
Maintenance and support	19,901	19,503	2.0%	37,827	38,699	(2.3%)
Professional services	5,923	10,855	(45.4%)	14,101	21,155	(33.3%)
Project	4,736	—	N/A	10,046	—	N/A

Total Revenues	$66,783	$93,762	(28.8%)	$137,941	$211,543	(34.8%)

Percent of revenues
License	54.2%	67.6%	(13.4)	55.1%	71.7%	(16.6)
Maintenance and support	29.8%	20.8%	9.0	27.4%	18.3%	9.1
Professional services	8.9%	11.6%	(2.7)	10.2%	10.0%	0.2
Project	7.1%	N/A	N/A	7.3%	N/A	N/A

Total Revenues	100.0%	100.0%		100.0%	100.0%

License Revenues

License revenues decreased 42.9% and 49.9% for the three and six months ended December 31, 2002, respectively, as compared to the respective prior fiscal periods. The decrease in license revenues was attributable to the economic downturn that significantly affected the telecommunications market, as well as increased competition, particularly in Europe, which caused a further decline in license revenues.

Maintenance and Support Services Revenues

Maintenance and support services revenues remained relatively constant for the three and six months ended December 31, 2002 as compared to the respective prior fiscal periods.

Professional Services Revenues

Professional services revenues decreased 45.4% and 33.3% for the three and six months ended December 31, 2002, respectively, as compared to the respective prior fiscal periods. The slowdown in the telecommunications market contributed to a decrease in the number of new commercial deployments of our technology.

Project Revenues

Project revenues, a new revenue category in the fourth quarter of fiscal year 2002, totaled $4.7 and $10.0 million for the three and six months ended December 31, 2002, respectively, and represent amounts recognized under our porting services arrangement with a service partner. Project revenues represented 7.1% and 7.3% of total revenues for the three and six months ended December 31, 2002, respectively.

Cost of Revenue

The following table presents cost of revenues as a percentage of related revenue type for the three and six months ended December 31, 2002 and 2001, respectively:

	Three Months Ended December 31,			Six Months Ended December 31,
	2002	2001	Percent Change	2002	2001	Percent Change
($ in thousands)
Cost of revenues
License and customer contract intangibles	$1,213	$2,450	(50.5%)	$3,622	$6,670	(45.7%)
Maintenance and support	7,251	8,754	(17.2%)	15,693	16,581	(5.4%)
Professional services	5,383	6,603	(18.5%)	11,249	13,123	(14.3%)
Project	4,334	—	N/A	9,155	—	N/A

Total cost of revenues	$18,181	$17,807	2.1%	$39,719	$36,374	9.2%

Cost as a percent of related revenues
License and customer contract intangibles	3.3%	3.9%	(0.6)	4.8%	4.4%	0.4
Maintenance and support	36.4%	44.9%	(8.5)	41.5%	42.8%	(1.3)
Professional services	90.9%	60.8%	30.1	79.8%	62.0%	17.8
Project	91.5%	—	N/A	91.1%	N/A	N/A
Gross margin per related revenue
License and customer contract intangibles	96.7%	96.1%	0.6	95.2%	95.6%	(0.4)
Maintenance and support	63.6%	55.1%	8.5	58.5%	57.2%	1.3
Professional services	9.1%	39.2%	(30.1)	20.2%	38.0%	(17.8)
Project	8.5%	N/A	N/A	8.9%	N/A	N/A
Total Gross Margin	72.8%	81.0%	(8.2)	71.2%	82.8%	(11.6)

Cost of License Revenues

Cost of license revenues consists primarily of third-party license and related support fees, as well as amortization of acquisition-related customer contract intangibles. The decrease in cost of license revenues during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods, was primarily a result of the cost of exiting our Applications Service Provider business, offset by $1.4 million of amortization of contract intangibles related to our acquisition of SignalSoft that was completed during the six months ended December 31, 2002. We anticipate that the cost of license revenues will vary as a percentage of related revenues over the next year.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in support and training services to device manufacturers and communication service providers. The decrease in costs for the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods, was primarily due to our product realignment and restructuring efforts. We anticipate that the cost of maintenance and support services revenues will remain relatively constant as a percentage of related revenues over the next year.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead costs. To the extent personnel are engaged in selling or marketing activities, the costs are included in “Sales and marketing” within our Condensed Consolidated Statements of Operations. Cost of professional services revenues decreased during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods, primarily due to a decrease in headcount resulting from the restructuring efforts. We anticipate that the cost of professional services revenues will decrease as a percentage of related revenues over the next year.

Cost of Project Revenues

The cost of project revenues, a new cost category for us in the fourth quarter of fiscal year 2002, includes direct costs incurred in the performance of porting services for a service partner. Cost of project revenues totaled $4.3 million and $9.2 million, respectively, for the three and six months ended December 31, 2002. As a percent of related revenue, cost of project revenues represented 91.5% and 91.1% for the three and six months ended December 31, 2002, respectively. We anticipate that the cost of project revenues will moderately decrease in absolute dollars but will remain relatively constant as a percentage of project revenues over the next year.

Operating Expenses

The following table represents operating expenses for the three and six months ended December 31, 2002 and 2001, respectively:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2002	2001		2002	2001
	(in thousands)			(in thousands)
Operating Expenses:
Research and development	$28,769	$35,345	(18.6%)	$61,067	$73,754	(17.2%)
Sales and marketing	28,938	40,130	(27.9%)	63,360	87,884	(27.9%)
General and administrative	15,008	14,146	6.1%	28,985	32,568	(11.0%)
Restructuring and other related costs	(144)	36,055	(100.4%)	83,191	36,055	130.7%
Stock-based compensation	1,322	4,423	(70.1%)	2,094	9,409	(77.7%)
Amortization of goodwill and other intangible assets	456	162,089	(99.7%)	1,378	321,106	(99.6%)
Impairment of goodwill	758	279,474	(99.7%)	8,045	279,474	(97.1%)
In-process research and development	—	—	N/A	400	—	N/A
Integration and merger-related costs	142	—	N/A	386	570	(32.3%)

Total Operating Expenses	$75,249	$571,662	(86.8%)	$248,906	$840,820	(70.4%)

Percent of Revenues
Research and development	43.1%	37.7%	5.4	44.3%	34.9%	9.4
Sales and marketing	43.3%	42.8%	0.5	45.9%	41.5%	4.4
General and administrative	22.5%	15.1%	7.4	21.0%	15.4%	5.6

Total Operating Expenses*	108.9%	95.6%	13.3	111.2%	91.8%	19.4

*	Excludes restructuring and other costs, stock-based compensation, amortization and impairment of goodwill and other intangible assets, and merger, acquisition and integration-related costs.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. As a result of our restructuring efforts, average headcount decreased by 144 people and 48 people during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods. The decrease in headcount resulted in a $2.6 million and $3.2 million decrease in salaries during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods. The remaining decrease in research and development expenses during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods was primarily comprised of: the transition of certain employees to departments associated with project revenues which resulted in decreased total expenses of $2.8 million and $5.4 million, respectively; cost cutting efforts which resulted in a decrease in our overall facility and IT department allocations of $1.1 million and $3.4 million, respectively, and a decrease in consulting and other costs of $2.0 million and $6.5 million, respectively; offset by an increase in bonus expense of $1.9 million and $5.8 million, respectively. Bonus expense for the three and six months ended December 31, 2001 reflected relatively low expenses as a result of our decision to suspend the corporate incentive plan in the quarter ended September 30, 2001. However, for the three months ended December 31, 2002, we incurred bonus expense as a result of a customer satisfaction bonus that was paid and other bonus programs being paid out, or accrued for, during the quarter. We anticipate that our research and development expenses in future quarters will decrease in absolute dollars as the impact of the reduction in force is realized.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for personnel performing sales and marketing activities, sales commissions, marketing programs, travel expenses, public relations, promotional materials, professional service employees engaged in selling activities and trade show exhibit expenses. As a result of our restructuring efforts, average headcount decreased by 273 people and 196 people during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods. The decrease in headcount resulted in a $7.3 million and $12.7 million decrease in salaries during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods. The remaining decrease in sales and marketing expenses during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods, was primarily comprised of: a decrease in commission expense of $173,000 and $2.4 million, respectively; cost cutting efforts which resulted in a decrease in marketing costs of $1.2 million and $3.1 million, respectively; a decrease in our overall facility and IT department allocations of $1.6 million and $3.8 million, respectively, as well as a decrease in other costs of $1.7 million and $4.0 million; offset by an increase in bonus expense of $792,000 and $1.5 million, respectively. Bonus expense for the three and six months ended December 31, 2001 reflected relatively low expenses as a result of our decision to suspend the corporate incentive plan in the quarter ended September 30, 2001. However, for the three months ended December 31, 2002, we incurred bonus expense as a result of a customer satisfaction bonus that was paid and other bonus programs being paid out, or accrued for, during the quarter. We anticipate that our sales and marketing expenses in future quarters will decrease in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, bad debt expense, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. As a result of our restructuring efforts, average headcount decreased by 37 people and 7 people during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods. The decrease in headcount resulted in a $559,000 and $369,000 decrease in salaries during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods. The remaining decrease in general and administrative expenses during the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods, was primarily comprised of: an increase (decrease) in bad debt expense of $1.5 million and $(3.1) million, respectively; an increase in bonus expense of $1.5 million and $2.7 million, respectively; offset with cost cutting measures leading to decreases in other expenses of $1.6 million and $2.8 million. Bonus expense for the three and six months ended December 31, 2001 reflected relatively low expenses as a result of our decision to suspend the corporate incentive plan in the quarter ended September 30, 2001. However, for the three months ended December 31, 2002, we incurred bonus expense as a result of a customer satisfaction bonus that was paid and other bonus programs being paid out, or accrued for, during the quarter. We anticipate that our general and administrative expenses in future quarters will decrease in absolute dollars.

Restructuring and Other Costs

As a result of our change in strategy and our desire to improve our cost structure, we announced the fiscal 2003 restructuring plan and recorded restructuring and other charges of $81.7 million during the six months ended December 31, 2002. The remaining $1.5 million in restructuring and other costs incurred during the six months ended December 31, 2002 resulted from our fiscal

2002 restructuring plan and primarily represent changes in the estimates of sublease income on certain facilities. The fiscal 2003 restructuring plan, which was announced during the quarter ended September 30, 2002, is expected to result in a decrease of our workforce of approximately 480 employees. The fiscal 2003 plan includes the consolidation of products within three core product groups: infrastructure, applications and client products. The current fiscal year’s restructuring plan included facility costs related to the consolidation of excess facilities and related leasehold improvements of $63.6 million, severance and employment-related charges of $17.4 million, and other restructuring-related costs of $680,000. These and other actions are expected to result in quarterly total cost reductions of approximately $25.0 to $30.0 million, of which $15.0 million was realized during the six months ended December 31, 2002, with the remaining reductions to be largely completed by June 30, 2003.

The following table summarizes the future activity on the accrued restructuring costs balance as of December 31, 2002:

Year ending June 30,	Cash Payments	Non-cash *	Total
	(in thousands)
2003	$13,826	$12,399	$26,225
2004	10,261	—	10,261
2005	9,365	—	9,365
2006	5,400	—	5,400
2007	4,988	—	4,988
Thereafter	27,201	—	27,201

	$71,041	$12,399	$83,440

*	Represents write-off of leasehold improvements on the vacated facilities or planned vacated facilities.

Stock-Based Compensation

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2002	2001		2002	2001
	( in thousands)			( in thousands)
Stock-based compensation by category:
Research and development	$781	$2,764	(71.7%)	$844	$5,646	(85.1%)
Sales and marketing	132	223	(40.8%)	254	435	(41.6%)
General and administrative	409	1,436	(71.5%)	996	3,328	(70.1%)

Total stock-based compensation	$1,322	$4,423	(70.1%)	$2,094	$9,409	(77.7%)

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation consisted of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, options issued to nonemployees and restricted stock granted to executives at exercise prices below the current fair value of the Company’s stock. Stock-based compensation decreased during the three months ended December 31, 2002, as compared to the respective prior fiscal period, due to the continued amortization of stock-based compensation. During the six months ended December 31, 2002, we reversed $1.1 million of research and development stock-based compensation as a result of a reduction in the estimate of the time period over which the corresponding employees would vest in the stock options, because such employees were identified for termination related to the restructuring in the quarter ended September 30, 2002. Excluding the reversal, stock-based compensation decreased by $6.2 million during the six months ended December 31, 2002, as compared to the prior period, due to continued amortization of deferred stock-based compensation. We expect our overall stock-based compensation to stay relatively the same during the quarter ending March 31, 2003 as compared to the quarter ended December 31, 2002.

Amortization and Impairment of Goodwill and Intangible Assets, In-process Research and Development, and Cumulative Effect of Change in Accounting Principle

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Amortization of goodwill and intangible assets (a)	$456	$162,089	$1,378	$321,106
Amortization of acquisition-related contract intangibles (a)	300	—	1,400	—
In-process research and development (b)	—	—	400	—
Impairment of goodwill and intangible assets (c)	758	279,474	8,045	279,474
Cumulative effect of change in accounting principle (c)	—	—	14,547	—

Total amortization and impairment of goodwill and intangible assets	$1,514	$441,563	$25,770	$600,580

(a) The decrease in amortization of goodwill and intangible assets for the three and six months ended December 31, 2002, as compared to the respective prior fiscal periods was primarily due to the impairment of goodwill and other intangibles during the quarters ended December 31, 2001 and June 30, 2002, as well as the adoption of SFAS 142. In addition, the amortization of acquisition-related contract intangibles in the amount of $300,000 and $1.4 million for the three and six months ended December 31, 2002 was a result of the acquisition of SignalSoft and was recorded within “Cost of revenues: License” in the Condensed Consolidated Statements of Operations.

(b) In-process research and development represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was expensed when we acquired SignalSoft, and was reflected in our Condensed Consolidated Statements of Operations for the six months ended December 31, 2002.

(c ) During the quarter ended September 30, 2002, we adopted SFAS No. 142 and recognized a transitional impairment of $14.5 million, which was reported as a “Cumulative effect of change in accounting principle.” The impairment of goodwill and intangible assets of $758,000 and $8.0 million for the three and six months ended December 31, 2002 resulted from the impairment of the goodwill and intangible assets of SignalSoft. The impairment of goodwill and intangibles of $279.4 million for the three and six months ended December 31, 2001 resulted from an impairment analysis of several acquisitions completed prior to the SignalSoft acquisition. See Critical Accounting Policies and Judgments – Impairment Assessments for further discussion.

Merger, Acquisition and Integration-related Costs

As a result of the SignalSoft acquisition, we recorded merger and integration costs in the amount of $142,000 and $386,000 for the three and six months ended December 31, 2002 related to retention bonuses for employees and other costs incurred solely as a result of the integration. Merger costs for the six months ended December 31, 2001 in the amount of $570,000 related to additional costs incurred in our Software.com, Inc. merger, which was primarily completed during the fiscal year ended June 30, 2001.

Interest Income and Other, Net

Interest income and other, net totaled $1.5 million and $2.6 million for the three months ended December 31, 2002 and 2001, respectively, and $3.7 million and $6.3 million for the six months ended December 31, 2002 and 2001, respectively. The decreases in both periods were due to lower average cash equivalents and investments which decreased for the three- and six- month periods by $106.7 million and $88.8 million, respectively, as well as a decrease in the average interest rates obtained during the periods. We anticipate that our interest and other income will decline during the quarter ending March 31, 2003 due to lower average balances invested.

Nonmarketable Equity Securities

We wrote down nonmarketable equity securities in the amounts of $2.0 million and $4.9 million for the three months ended December 31, 2002 and 2001, and $2.0 million and $5.2 million for the six months ended December 31, 2002 and 2001, respectively. See Impairment section for further discussion.

Income Taxes

Income tax expense totaled $2.3 million and $1.8 million for the quarters ended December 31, 2002 and 2001, respectively, and totaled $4.5 million and $5.8 million for the six months ended December 31, 2002 and 2001, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from quarter to quarter based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 2% to 6% of revenues.

In light of our history of operating losses, we record a valuation allowance for substantially all of our net deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the fiscal six months ended December 31, 2002 and 2001, respectively:

	As of December 31,		Percent Change
	2002	2001
	(in thousands)
Working capital	$163,333	$218,700	(25.3%)

Cash and cash investments:
Cash and cash equivalents	155,027	158,496	(2.2%)
Short-term investments	79,200	85,086	(6.9%)
Long-term investments	9,210	101,850	(91.0%)
Restricted cash and investments	22,556	22,349	0.9%

Total cash and cash investments	$265,993	$367,781	(27.7%)

	Six Months Ended December 31,

	2002	2001
Cash used for operating activities	$(28,470)	$(18,114)
Cash provided by investing activities	$40,677	$4,715
Cash provided by financing activities	$2,121	$9,771

Working capital as of December 31, 2002 was 25.3% lower than at December 31, 2001 primarily due to cash used to fund operations, as well as cash used in connection with acquisitions and an increase in accrued liabilities due to the restructuring. Excluding restricted cash and investments, we expect to have between $210 million to $225 million of cash, cash equivalents, and short- and long-term investments as of March 31, 2003.

The cash flows used for operating activities during the six months ended December 31, 2002, excluding cash paid for restructuring, totaled $14.8 million and related primarily to the net loss for the period adjusted for noncash items combined with a decrease in accounts receivable of $15.1 million and an increase in deferred revenue of $16.1 million, offset by a decrease in accrued liabilities of $12.7 million. The cash flows used for operating activities during the six months ended December 31, 2001, excluding cash paid for restructuring, totaled $11.4 million and related primarily to the net loss for the period adjusted for noncash items combined with a decrease in accounts receivable of $24.9 million, offset by a decrease in deferred revenue of $25.4 million and a decrease in accounts payable of $13.6 million. We expect to use operational cash flows, excluding cash paid for restructuring costs, of $21.0 million to $26.0 million during the quarter ending March 31, 2003. Additionally, we expect to pay approximately $2.0 million to $4.0 million of restructuring-related costs during the quarter ending March 31, 2003. Also, see “Restructuring and other costs” for expected cash outlay of restructuring related costs during the year ending June 30, 2003 and thereafter.

The positive cash flows generated from investing activities during the six months ended December 31, 2002 were attributed primarily to net proceeds from sales and maturities of short- and long-term investments of approximately $64.9 million, offset by $18.3 million of expenditures related primarily to the acquisition of SignalSoft and purchases of property and equipment of approximately $6.2 million. The positive cash flows generated from investing activities during the six months ended December 31, 2001 primarily related to net proceeds of short-term investments of approximately $21.6 million, offset by purchases of property, plant and equipment of $15.6 million. We expect that cash flows used for investing activities will be approximately $2.0 million to $4.0 million in capital and other expenditures during the quarter ending March 31, 2003.

The positive cash flows provided by financing activities during the six months ended December 31, 2002 primarily reflected net proceeds from the issuance of common stock of $2.0 million. The positive cash flows generated from financing activities for the six months ended December 31, 2001 was primarily attributed to the net proceeds from put warrants of $10.5 million and the net proceeds from the issuance of common stock of $7.3 million, offset by the repurchase of treasury stock of $5.9 million and repayment of capital lease obligations and long term debt of $2.1 million. With the suspension of our employee stock purchase program in November 2002, we expect that cash flows provided by financing activities will be negligible for the quarter ending March 31, 2003.

We obtained a majority of our cash and investments from public offerings. As discussed in the Form 10-K for the year ended June 30, 2002, we had a financial commitment to create a joint venture with a foreign partner within the Peoples Republic of China (“PRC”). Effective January 2003, prior to making any capital contribution, we mutually agreed with our partner in the PRC to terminate each of our respective obligations under the joint venture agreement. The purpose of the proposed joint venture was to provide a central point from which to provide software and services to China Unicom. China Unicom continues to be an important customer and we have in the past provided, and expect in the future to continue to provide, software and services to China Unicom through channels other than the proposed joint venture. Other than the lease commitments discussed in the Form 10-K, we do not have any off-balance-sheet arrangements and are currently not dependent on debt financing. All contractual and commercial commitments have been reflected in the financial statements.

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

We have incurred losses since our inception, including losses of approximately $29.5 and $168.0 million during the three and six months ended December 31, 2002, respectively. As of December 31, 2002, we had an accumulated deficit of approximately $2.5 billion. We expect to have net losses and negative cash flow for at least the next 6 to 12 months. We expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We will need to generate increases in revenue as well as reduce costs to achieve profitability. We face a number of risks encountered by wireless telecommunications and Internet software industries to achieve this goal, including:

•	our need for communication service providers to launch, maintain, and market commercial services utilizing our products;

•	our substantial dependence on products with only limited market acceptance to date;

•	our need to introduce reliable and robust products that meet the demanding needs of communication service providers and wireless device manufacturers;

•	our dependence on a limited number of customers;

•	our ability to anticipate and respond to market competition;

•	our ability to affect key product transitions or upgrades;

•	our dependence upon key personnel;

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	adverse customer reaction to technical difficulties or “bugs” in our software;

•	adverse customer reaction to our current stock price or financial condition;

•	the growth rate and performance of wireless networks in general and of wireless communications in particular;

•	the rate of growth in end-user purchases of data-enabled wireless devices, use of our products, and the growth of wireless data networks generally;

•	the volume of sales by our distribution partners and resellers;

•	our strategic partners resources dedicated to selling our products and services;

•	our pricing policies and those of our competitors;

•	our goodwill and/or intangibles may become impaired;
•	the high debt burdens of our customers; and

•	our customers’ willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

Our business strategy may not be successful, and we may not successfully address these risks.

We may not be successful in obtaining license usage reports from all of our customers.

Although our customers are contractually obligated to provide license usage reports, we are sometimes unable to obtain such reports in a timely manner. We assist customers in complying with this obligation by providing a software measurement tool, installing the measurement tool whenever possible and customizing that tool where appropriate. The measurement tool, however, currently is not installed in all of our customers, does not measure the use of all of our products and has certain other limitations that we are continuing to attempt to address by refining the tool. In addition, there can be no assurance that we will be able to install our measurement tool in all of our customers or that we will be able to overcome all of the limitations currently within the tool. The inability to obtain accurate license usage reports on all of our customers could have an adverse impact on the revenues that we realize and could, accordingly, negatively affect our financial performance.

Our operating results are subject to significant fluctuations, and this may cause our stock price to decline further.

Our stock price has experienced significant volatility, including a recent significant decline in our stock price. Factors that may lead to significant fluctuation or declines in our stock price include, but are not limited to:

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

We expect that the market price of our common stock also will fluctuate in the future as a result of variations in our operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, we currently have little visibility into the timing of our customers’ purchasing decisions, which may accentuate swings in our stock price.

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

Our common stock trades on the Nasdaq National Market (Nasdaq). In order to maintain listing on Nasdaq, it is required, among other things, that our common stock has a minimum bid price of $1.00. The Nasdaq requirements further state that a deficiency will exist if such minimum bid price remains below $1.00 for a period of 30 consecutive business days. Nasdaq’s rules provide that after receipt of such notice, a listed company is entitled to a 90-day period, and, in some cases, 180-day period in which to regain compliance and avoid a possible delisting of its securities from Nasdaq. By letter dated October 15, 2002 from Nasdaq, we were notified that we did not meet the listing criteria for continued listing on Nasdaq on that date due to a failure to meet Nasdaq’s minimum bid price requirement. Subsequently, we received notification from Nasdaq, by letter dated November 7, 2002, that we had regained compliance with Nasdaq listing requirements as our common stock had a closing bid price at $1.00 per share or greater for at least 10 consecutive trading days. There can be no assurance that the trading price of our common stock will continue to meet the minimum bid price requirement of Nasdaq, and, in the future, our common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in our common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting could result in limited release of the market price of the common stock and limited news coverage of our Company and services and could restrict investors’ interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three and six months ended December 31, 2002 and 2001 include KDDI, Sprint, mm02 and Verizon. Sales to KDDI and its related entities accounted for approximately 12% and 17% of total revenues for the three months ended December 31, 2002 and 2001, respectively, and totaled 15% and 22% of total revenues for the six months ended December 31, 2002 and 2001, respectively. Sales to Sprint and its related entities accounted for approximately 14% and 4% of total revenues for the three months ended December 31, 2002 and 2001, respectively and 13% and 3% of total revenues for the six months ended December 31, 2002 and 2001, respectively. Sales to mm02 accounted for approximately 3% and 10% of total revenues for the three months ended December 31, 2002 and 2001, respectively and for 3% and 9% of total revenues for the six months ended December 31, 2002 and 2001, respectively. Sales to Verizon accounted for 2% and 11% of total revenues for the three months ended December 31, 2002 and 2001, respectively, and 2% and 6% for the six months ended December 31, 2002 and 2001, respectively. We cannot assure you that any of these customers will continue to generate significant revenues for us.

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

In addition, to increase the growth in use and improvement of the Internet requires that handset or other wireless device manufacturers produce new handsets that contain updated software and functionality that are compatible with our software. There can be no assurance that handset or wireless device manufactures will produce enough handsets, meet delivery dates, or produce devices that work properly and are not subject to a high level of recalls. In addition, there can be no assurance that consumers will purchase handsets or wireless devices that contain updated software and functionality that are compatible with our software.

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

In October 2001 and again in September 2002, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were and continue to be required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructurings we are pursuing the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruiting and retention of important employees. These reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

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

Many of our existing competitors, as well as potential competitors, have substantially greater financial, technical, marketing and distribution resources than we do. The greater financial resources of some of these existing and potential competitors has enabled, and may continue to enable them to aggressively price, finance and bundle certain of their product offerings to attempt to gain market adoption or to increase market share. These activities have increased pressure on us to compete on the basis of price and to partner with larger resellers with broader product offerings and financing capabilities. This increased price pressure may negatively affect our market share and financial performance.

International sale of product licenses is an important part of our strategy, and this expansion carries specific risks.

International sale of product licenses and services accounted for 59% and 62% of our total revenues for the three and six months ended December 31, 2002, respectively. Risks inherent in conducting business internationally include:

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

The stock market in general, and the stock prices of Internet-related companies in particular, has recently experienced sharp declines and extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. If a large number of shares of our stock relative to the trading volume of our stock are sold in a short period of time, our stock price may decline rapidly. In the past, securities class action litigation has often been brought against companies following periods of sharp declines or volatility in their stock prices. In addition, often state court derivative actions have been brought against officers and directors of companies that have experienced sharp declines or significant volatility in their stock prices. We have experienced sharp declines and volatility in our stock price. Based upon publicly available information, a purported securities class action complaint has been filed against us, along with numerous other companies, in the U.S. District Court for the Southern District of New York and is described under Part II, Item 1. Legal Proceedings. In addition, we received notice on May 3, 2002, of the pending filing of a purported shareholder derivative lawsuit against certain of our former and current officers and directors of the Company, that is described under Part II, Item 1. Legal Proceedings. We may in the future be the target of similar class action, derivative lawsuits, or similar litigation. Such litigation could result in substantial costs and divert management’s time and resources, which could harm our business, financial condition and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We manage our foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce our exposure to currency fluctuations involving probable anticipated and current foreign currency exposures. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts.

At December 31, 2002, we had foreign currency contracts in Euros and British Pounds Sterling. These contracts are accounted for on a marked-to-market basis, with realized and unrealized gains or losses recognized in the Company’s consolidated statements of operations. At December 31, 2002, the fair value of these contracts totaled $66,000 and were recorded in “Accrued liabilities” within our Condensed Consolidated Balance Sheets.

The following summarizes our foreign currency contracts, which mature through March 2003, by currency as of December 31, 2002:

	Contract Amount (Local Currency)	Contract Amount (US$)	Fair Value	Weighted Average Forward Rates (in US$)
	(in thousands, except for weighted average forward rates)
Foreign Currency Spot Contract:
British Pound Sterling (GBP) (contract to pay GBP/receive US$)	£6,500	$10,407	$64	$1.6011
Euro (EUR) (contract to pay EUR/receive US$)	€533	$557	$2	$1.0458

The following is a chart of the principal amounts of short-term investments, long-term investments, and restricted investments by expected maturity:

	Expected maturity date for the year ending June 30,
						Cost Value December 31,	Fair Value December 31,
	2003	2004	2005	2006	2007	2002	2002
						Total	Total
	(in thousands)
Corporate Bonds	$47,636	$19,485	$—	$—	$—	$67,121	$67,510
Federal Agencies	14,925	25,552	—	—	—	40,477	40,721

Total	$62,561	$45,037	$—	$—	$—	$107,598	$108,231

Weighted-average interest rate	2.48%

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure controls and procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on the evaluation performed, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Openwave (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in internal controls

Since the Evaluation Date there has not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II Other Information

Item 1. Legal Proceedings

A former employee commenced arbitration against us in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration sought an award of damages in excess of $25 million. We made an offer to settle the entire matter to the former employee on November 13, 2002 for payment of $30,000, which was accepted by the former employee on November 27, 2002. We have received the arbitrator’s entry of award and, in accordance with the accepted offer to settle, we have made the $30,000 payment. The offer to settle requires the former employee to dismiss the case in its entirety, with prejudice.

Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. The parties have stipulated to dismiss certain individual defendants without prejudice, subject to an agreement extending the statute of limitations through September 30, 2003. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (and all other issuer defendants) moved to dismiss the respective complaints. That motion was heard November 1, 2002 and a decision is still pending. Based upon our current understanding of the facts, we believe that the complaint’s claims against us are without merit, and we intend to defend the case vigorously and do not believe that resolution of this matter will have a material adverse effect on our financial condition.

On May 3, 2002, we received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW. The lawsuit purports to be filed on behalf of the Company. The complaint, as amended, asserts claims against its officers and directors at the time of our initial public offering, and the underwriters of that offering, for breach of fiduciary duty to the Company, negligence, breach of contract, and unjust enrichment. The plaintiff asserts that the alleged conduct injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. We are aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, we moved to dismiss the initial complaint. Subsequently, plaintiff made demand that the Board of Directors assert his purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee has issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, the Company, the individual defendants, and the underwriters filed motions to dismiss. The parties agreed to continue the hearing on the motions until March 6, 2003. We do not believe that resolution of this matter will have a material adverse effect on our financial condition.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2002, we issued 161,074 shares of our common stock in exchange for developed and core technology from a private company located in the United States. We believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) and/or other applicable exemptions from such registration requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

On November 22, 2002, we held our annual meeting of stockholders. At the annual meeting, our stockholders approved the following matters by vote:

(1) Election of the following two members of the Board of Directors, each to serve a three-year term or until his successor has been elected and qualified:

Nominees	For	Against	Abstentions	Broker Non-Votes
Don Listwin	129,631,281	0	18,477,408	0
Bo Hedfors	142,551,246	0	5,557,443	0

(2) Ratification of the appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending June 30, 2003:

For	Against	Abstentions	Broker Non-Votes
146,702,560	1,275,647	130,482	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description

10.38	Executive Severance Policy dated November 15, 2002

10.39	Amended and Restated Employment Agreement by and between the Company and Allen Snyder dated January 9, 2003

10.40	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated January 24, 2003

10.41	Amendment to Offer Letter by and between the Company and Kevin Kennedy dated January 24, 2003

10.42	Amended and Restated Employment Agreement by and between the Company and Don Listwin dated February 10, 2003

10.43	Restricted Stock Bonus Agreement by and between the Company and Don Listwin dated December 20, 2002

10.44	Restricted Stock Bonus Agreement by and between the Company and Allen Snyder dated October 1, 2002

10.45	Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Allen Snyder dated October 1, 2002.

99.1	Certificate of Openwave Systems Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 1, 2002, we filed a Current Report on Form 8-K to report that we issued a press release, dated September 30, 2002, entitled “ Openwave Reaffirms September 2002 Quarter Outlook and Accelerates Restructuring Plan.”

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2003

OPENWAVE SYSTEMS INC

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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ Alan Black
Alan Black Senior Vice President, Corporate Affairs and Chief Financial Officer