Form 10-Q
period 2003-03-31
OPENWAVE SYSTEMS INC
filed 2003-05-14
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 30, 2003 there were 180,669,164 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	June 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$122,258	$140,699
Short-term investments	67,601	73,500
Accounts receivable, net	75,559	96,571
Prepaid and other current assets	7,561	9,917

Total current assets	272,979	320,687

Property and equipment, net	53,027	77,559
Long-term investments, and restricted cash and investments	52,639	102,311
Deposits and other assets	8,418	10,976
Goodwill and other intangible assets, net	6,973	17,664

	$394,036	$529,197

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,941	$4,926
Accrued liabilities	37,889	48,442
Accrued restructuring costs	13,157	5,751
Deferred revenue	79,352	66,858

Total current liabilties	134,339	125,977
Accrued restructuring costs—long term	49,494	6,844
Deferred rent obligations	3,600	3,480

Total liabilities	187,433	136,301

Commitments and contingencies

Stockholders’ equity:
Common stock	180	177
Additional paid-in capital	2,719,749	2,757,317
Deferred stock-based compensation	(2,692)	(7,159)
Treasury stock	—	(38,087)
Accumulated other comprehensive income	302	636
Notes receivable from stockholders	(250)	(557)
Accumulated deficit	(2,510,686)	(2,319,431)

Total stockholders’ equity	206,603	392,896

	$394,036	$529,197

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
License	$35,011	$53,111	$110,978	$204,800
Maintenance and support services	18,494	19,200	56,321	57,899
Professional services	4,933	10,846	19,034	32,001
Project	5,033	—	15,079	—

Total revenues	63,471	83,157	201,412	294,700

Cost of revenues:
License	1,207	1,315	4,829	7,985
Maintenance and support services	6,571	6,859	22,264	23,440
Professional services	5,911	7,232	17,160	20,355
Project	4,381	—	13,536	—

Total cost of revenues	18,070	15,406	57,789	51,780

Gross profit	45,401	67,751	143,623	242,920

Operating Expenses:
Research and development	27,256	31,063	88,323	104,817
Sales and marketing	27,058	37,863	90,418	125,747
General and administrative	9,343	11,082	38,328	43,650
Restructuring and other related costs	—	238	83,191	36,293
Stock-based compensation*	686	2,898	2,780	12,307
Amortization and impairment of goodwill and other intangible assets	460	98,334	9,883	698,914
In-process research and development	—	—	400	—
Merger, acquisition and integration-related costs	—	—	386	570

Total operating expenses	64,803	181,478	313,709	1,022,298

Operating loss	(19,402)	(113,727)	(170,086)	(779,378)
Interest income and other, net	1,372	3,057	5,111	9,360
Impairment of nonmarketable equity securities	(1,864)	—	(3,864)	(5,202)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(19,894)	(110,670)	(168,839)	(775,220)
Income taxes	3,320	5,006	7,869	10,786

Loss before cumulative effect of change in accounting principle	(23,214)	(115,676)	(176,708)	(786,006)
Cumulative effect of change in accounting principle	—	—	(14,547)	—

Net loss	$(23,214)	$(115,676)	$(191,255)	$(786,006)

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(0.13)	$(0.67)	$(1.00)	$(4.55)
Cumulative effect of change in accounting principle	—	—	(0.08)	—

Basic and diluted net loss per share	$(0.13)	$(0.67)	$(1.08)	$(4.55)

Shares used in computing basic and diluted net loss per share	178,641	173,270	177,525	172,840

*Stock-based compensation by category:
Research and development	$28	$1,645	$872	$7,290
Sales and marketing	118	203	372	639
General and administrative	540	1,050	1,536	4,378

	$686	$2,898	$2,780	$12,307

See accompanying notes to the condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(191,255)	$(786,006)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	27,678	447,260
Stock-based compensation	2,780	12,307
Acquisition consideration settled in cash	—	(2,671)
Loss on sale of property and equipment	215	693
Impairment of nonmarketable equity securities	3,864	5,202
Provision for doubtful accounts	4,991	9,000
Impairment of goodwill and other intangible assets	8,045	279,474
Cumulative effect of change in accounting principle	14,547	—
In-process research and development	400	—
Impairment of property and equipment—restructuring related	11,753	5,339
Changes in operating assets and liabilities:
Accounts receivable	18,554	34,128
Prepaid and other current assets	3,918	3,386
Accounts payable	(1,618)	(13,475)
Accrued liabilities	(14,717)	(494)
Accrued restructuring costs	48,869	15,706
Deferred revenue	12,023	(36,394)

Net cash used for operating activities	(49,953)	(26,545)

Cash flows from investing activities:
Purchases of property and equipment	(7,528)	(18,444)
Restricted cash and investments	344	(1,649)
Acquisitions, net of cash acquired	(18,973)	2,298
Investment in nonmarketable equity securities	—	(2,000)
Purchases of short-term investments	(10,746)	(121,979)
Proceeds from sales and maturities of short-term investments	69,551	177,550
Purchases of long-term investments	(33,373)	(59,154)
Proceeds from sales and maturities of long-term investments	30,012	15,000

Net cash provided by (used for) investing activities	29,287	(8,378)

Cash flows from financing activities
Net proceeds from issuance of common stock, net	2,069	7,493
Net proceeds from put warrants	—	3,864
Repurchases of treasury stock	—	(18,739)
Repayment of notes receivable from stockholders	307	95
Repayment of capital lease obligations and long-term debt	(151)	(2,235)

Net cash provided by (used for) financing activities	2,225	(9,522)

Effect of exchange rate on cash and cash equivalents	—	137

Net decrease in cash and cash equivalents	(18,441)	(44,308)
Cash and cash equivalents at beginning of period	140,699	161,987

Cash and cash equivalents at end of period	$122,258	$117,679

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,577	$9,984

Cash paid for interest	$27	$333

Noncash investing and financing activities:
Common stock issued and options assumed in acquisitions	$140	$96,410

Deferred stock-based compensation	$1,349	$3,682

Reversal of deferred stock-based compensation	$3,063	$—

Retirement of treasury stock	$38,087	$—

Reclass of long-term investments to short-term investments	$52,998	$44,991

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2003 and June 30, 2002, and the results of operations for the three and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

Certain amounts in the condensed consolidated financial statements as of June 30, 2002 and for the three and nine months ended March 31, 2002 have been reclassified to conform to the March 31, 2003 presentation.

(2) Revenue Recognition

The Company’s five primary revenue categories consist of the licensing of application software products, which include messaging products; the licensing of its client software and related services; the licensing of infrastructure software, which includes the Company’s Openwave Mobile Access Gateway; customer services, which include maintenance and support and professional services for products other than the client software; and project revenues, which include porting services for large partners.

The Company licenses its application software and infrastructure software products primarily to communication service providers through its direct sales and channel partners. The Company licenses its client software products primarily to handset manufacturers through its direct sales force. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

The fee is fixed or determinable. The Company’s communication service provider customers generally pay a per subscriber fee for the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of its subscribers to use the Company’s software products. Arrangement fees are generally due at least 80% within one year or less from delivery, regardless of the number of customers the communication service provider has activated. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New and existing customers go through an ongoing credit review process, which evaluates the customers’ financial positions, their historical payment history, and ultimately their ability to pay. If it is determined prior to revenue recognition that the collection of an arrangement fee is not probable, arrangement revenue is deferred and recognized at the time collection becomes probable, which is generally upon receipt of cash.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the professional services element of its perpetual license arrangements; for its new version coverage and maintenance and support services elements, the Company has determined it has sufficient VSOE to allocate revenue to these elements when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or maintenance and support elements, the Company has determined that it does not have sufficient VSOE to allocate revenue to these undelivered elements. In this case, the entire arrangement fee is recognized over the period that maintenance and support or new version coverage is provided. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and, revenue from professional services is recognized as services are performed. New version coverage revenue is classified as license revenue in the Company’s Condensed Consolidated Statement of Operations.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. Customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are completed.

The Company also licenses its client software to wireless device manufacturers through its direct sales force and certain third parties. These license arrangements generally give the rights to receive product releases for porting to an unlimited unspecified number of devices. In addition, the Company provides technical support services and compliance verification. The arrangement fees are generally recognized ratably over the contract period.

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery, but rather is recognized as follows:

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	Certain arrangements permit the customer to pay the Company maintenance and support fees based only on the number of active subscribers using the Company’s software products, rather than the number of subscribers for which the customer has committed to purchase license rights under the license agreement. Such arrangements cause an implied maintenance and support obligation for the Company relating to unactivated subscribers. The Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. If the deployment period is unspecified, the Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the estimated life of the software. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenue to be recognized upon delivery.

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company will port its software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner will resell the Company’s products and engage in other joint activities. The Company recognizes porting services revenues from this contract as project revenues in the Company’s Condensed Consolidated Statements of Operations as the agreed upon activities are performed. With the adoption of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), the Company separates the reseller and porting activities related to the project and will recognize reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

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

(3) Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As of March 31, 2003, the Company does not have any guarantees as defined under FASB Interpretation No. 45.

The Company generally provides a warranty to its customers that its software will perform substantially in accordance with documentation typically for a period of 90 days following delivery of its products. The Company also indemnifies certain customers from third-party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees have not been significant. The Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

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

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, “Liability Recognition for

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

Certain Employee Termination Benefits and Other Costs to Exit and Activity.” Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The adoption of SFAS 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

(4) Derivative Financial Instruments

The Company operates internationally and is exposed to potentially adverse movements in foreign currency rate changes. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving probable anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. At March 31, 2003, the Company had no foreign currency contracts.

(5) Segment Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment: the development and delivery of application software, infrastructure software, client software and customer services for communication service providers, mobile device manufacturers and other customers. The disaggregated revenue information reviewed on a product category basis by the CEO includes application software, infrastructure software, client software and services, customer services and project revenues.

Application software enables end users to exchange electronic mail, and multimedia messages from PC’s, wireline telephones and mobile devices. The Company’s application software also includes, but is not limited to, e-mail and other messaging products.

Infrastructure software contains the foundation software required to enable Internet connectivity to mobile devices and to build a rich set of applications for mobile users and includes, but is not limited to, Openwave Mobile Access Gateway, Openwave Location Products and Openwave Provisioning Manager.

Client software and services primarily include the Openwave Mobile Browser software, which is a microbrowser software that is designed and optimized for wireless devices, and the related maintenance and support services.

Customer services are activities performed by the Company to help customers to install, deploy, manage, maintain and support the Company’s software products and to help design and manage overall Internet implementations. Excluded from the Customer Services are the maintenance and support services revenues included in the Client software and services described above.

Finally, Project revenues are fees derived from porting the Company’s software to a service partner’s hardware and software.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

The disaggregated information reviewed on a product basis by the CEO is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Revenues
Application software	$17,214	$16,607	$45,254	$89,483
Infrastructure software	12,014	34,345	51,741	112,409
Client software and services	9,305	5,918	26,436	16,123
Customer services	19,905	26,287	62,902	76,685
Project	5,033	—	15,079	—

Total revenues	$63,471	$83,157	$201,412	$294,700

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe, Japan and Asia Pacific. Information regarding the Company’s revenues in different geographic regions is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Revenues
Americas	$35,115	$33,748	$101,821	$117,250
Europe, Middle East, Africa	8,852	17,857	35,098	72,083
Japan and Asia Pacific	19,504	31,552	64,493	105,367

Total revenues	$63,471	$83,157	$201,412	$294,700

Information regarding the Company’s revenues in different countries is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Revenues
United States	$31,482	$23,427	$83,656	$89,090
Japan	14,453	21,850	48,873	79,937
UK	1,492	6,820	7,089	29,835
Other foreign countries	16,044	31,060	61,794	95,838

Total revenues	$63,471	$83,157	$201,412	$294,700

The Company’s long-lived assets residing in countries other than the United States are not significant.

Significant customer information is as follows:

	% of Total Revenue				% of Total Accounts Receivable March 31,
	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002	2003
Sprint	14%	6%	14%	4%	9%
KDDI	7%	18%	12%	21%	2%

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

(6) Net Loss Per Share and Stockholders’ Equity

(a) Net Loss Per Share

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

	March 31,
	2003	2002
	(in thousands)
Shares issuable under stock options	53,069	38,284
Shares of restricted stock subject to repurchase	1,503	1,036
Shares issuable pursuant to warrants to purchase common stock	232	232

The weighted-average exercise price of stock options outstanding was $5.95 and $13.65 as of March 31, 2003 and 2002, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.08 and $0.47 as of March 31, 2003 and 2002, respectively. The restricted stock subject to repurchase includes 800,000 shares of restricted stock that were granted to certain executive officers by the Compensation Committee of the Board of Directors during the quarter ended December 31, 2002, of which 300,000 shares vests one year after the date of grant and 500,000 shares vest ratably on a monthly basis over three years. The weighted-average exercise price of warrants was $2.44 as of March 31, 2003 and 2002.

(b) Stock-Based Compensation Plans

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

In accordance with Accounting Principles Board Opinion (APB 25), “Accounting for Stock Issued to Employees”, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. However, as required by SFAS 148, the Company must disclose within the notes to the financials the required disclosures under SFAS 123 on an interim basis. Therefore, the Company has provided the following table that illustrates the effect on net loss and earnings per share as if the Company had accounted for employee stock options under the fair value method required by SFAS No. 123:

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(23,214)	$(115,676)	$(191,255)	$(786,006)
Add: Stock-based employee compensation included in net loss	686	2,898	2,780	12,307
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(23,764)	(53,614)	(96,874)	(172,094)

Pro forma net loss	$(46,292)	$(166,392)	$(285,349)	$(945,793)

Earnings per share – basic and diluted:
As reported:	$(0.13)	$(0.67)	$(1.08)	$(4.55)
Proforma:	$(0.26)	$(0.96)	$(1.61)	$(5.47)

The Company estimates the fair value of its employee stock options using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Options issued to employees by the Company have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using a Black-Scholes valuation model with the following weighted-average assumptions and assuming no expected dividends:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Employee and Director Stock Options:
Expected life from vest date (in years)	4.14	3.50	4.14	3.50
Risk-free interest rate	2.29%	3.80%	2.28%	3.80%
Volatility	105%	110%	105%	110%
Weighted-average fair value	$0.89	$5.39	$0.86	$7.66

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

Openwave Stock Purchase Plan*	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2002
Expected life from vest date (in years)	Six months to two years	Six months to two years
Risk-free interest rate	2.08%	2.93%
Volatility	110%	110%
Weighted-average fair value	$4.84	$6.38

* There were no enrollment periods for this Openwave Stock Purchase Plan during fiscal 2003.

(c ) Tender Offers

On February 17, 2003, the Company announced a voluntary stock option exchange program that commenced March 13, 2003 for its employees. The following employees were not eligible: the Company’s CEO, vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated, employees based in Switzerland, and employees who received 30,000 or more options on or after September 13, 2002. Non-employee members of the board of directors were not eligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date no sooner than October 25, 2003. Options to acquire a total of 23.2 million shares of the Company’s common stock were eligible to be exchanged under the program. The Offer was open until 11:59 p.m., Pacific Daylight Time, on April 23, 2003. As a result of the stock option exchange program, options to acquire 21.1 million shares of the Company’s common stock were accepted for exchange and the Company is obligated to grant replacement options to acquire a maximum of 12.2 million shares of the Company’s common stock. The exercise price of the replacement options will be equal to the fair market value of the Company’s common stock on the future date of grant, which will be determined by the Compensation Committee of the Board of Directors or its designee on a date falling between October 25, 2003 and November 24, 2003.

On April 29, 2003, the Company commenced a voluntary stock option exchange program to certain employees. Only employees who had received options to purchase 30,000 shares or more of common stock granted on or after September 13, 2002 are eligible to participate. All of these employees had been excluded from the March 13, 2003 stock exchange program pursuant to its terms. The following employees were also not eligible: the Company’s CEO, and vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated. Under the program, eligible employees have the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date no sooner than December 5, 2003. Options to acquire a total of 6.2 million shares of the Company’s common stock are eligible to be exchanged under the program. The Offer will be open until 11:59 p.m., Pacific Daylight Time, on June 3, 2003, unless extended. As a result of this April 29, 2003 stock option exchange program, the Company anticipates that options to purchase approximately 1.8 million shares of the Company’s common stock will be cancelled and that the Company will be obligated to grant replacement options to acquire a maximum of approximately 600,000 shares of the Company’s common stock. The exercise price of the replacement options will be equal to the fair market value of the Company’s common stock on the future date of grant, which will be determined by the Compensation Committee of the Board of Directors or its designee on a date falling between December 5, 2003 and January 5, 2004.

The exchange programs are designed to comply with the FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, and the Company does not expect to incur any variable compensation charges as a result of these stock option exchange programs.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

(7) Acquisition

In July 2002, the Company acquired 100% of the outstanding common shares of SignalSoft Corporation (SignalSoft) in a cash tender offer. SignalSoft’s application software enables wireless location-based services. The results of SignalSoft’s operations have been included in the condensed consolidated financial statements since the date of the acquisition. The Company completed the acquisition for $63.8 million, of which the Company paid $2.26 for each outstanding share and fully vested stock option (net of exercise price) for a total of $58.6 million and $5.2 million in transaction accruals. The transaction accruals are comprised of $1.7 million in employee-related restructuring expenses, $1.5 million in facility costs, and $2.0 million for other expenses and commitments such as banking fees, legal fees, insurance fees and filing fees.

As a result of the SignalSoft acquisition, the Company acquired net tangible assets of approximately $49.3 million consisting of $45.8 million in cash, cash equivalents and restricted cash, $2.5 million in accounts receivable, $4.0 million in property and equipment, and $2.9 million in other assets offset by assumed liabilities of $5.9 million.

Approximately $400,000 of the purchase price represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was expensed in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2003. The estimated fair value of these projects was based on their discounted cash flows. Additionally, approximately $6.1 million of the purchase price was allocated to developed and core technology, trademark/tradename portfolio and customer contracts and relationships. The majority of these intangibles will be amortized over three years. The remainder of the purchase price over the $49.3 million fair value of net tangible assets was allocated to goodwill in the amount of approximately $8.0 million.

(8) Asset Impairment and Other Intangible Assets and Equity Investments

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives up to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions.

In the first quarter of fiscal 2003, the Company completed its transitional goodwill impairment test required under SFAS No. 142, and the Company recognized a transitional goodwill impairment loss of $14.5 million as of July 1, 2002, which was recorded as a “Cumulative effect of change in accounting principle” in the Company’s Condensed Consolidated Statements of Operations during the nine months ended March 31, 2003.

The significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of the Company’s goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets have been impaired. The Company has concluded it is a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization. Considering the significant decrease in the Company’s market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill of $7.2 million as of September 30, 2002 was fully impaired. During the quarter ended December 31, 2002, the Company recorded additional SignalSoft goodwill of $758,000 related to finalization of the purchase price allocation, which was fully impaired during the quarter ended December 31, 2002. Therefore, the impairment of the SignalSoft goodwill resulted in impairment of $8.0 million for the nine

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

months ended March 31, 2003 under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations.

The Company has selected the quarter ending March 31 as the period in which the required annual impairment test will be performed under SFAS No. 142. The Company performed this required annual impairment test during the quarter ended March 31, 2003 and determined that the remaining goodwill of $723,000 related to the acquisition of Ellipsus has not been impaired.

The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business in connection with recently completed financing or similar transactions, the business’ current solvency and its access to future capital. The Company recorded $1.9 million in impairment charges to nonmarketable equity securities during the three months ended March 31, 2003 related to the impairment of one investment. During the nine months ended March 31, 2003, total impairment charges were $3.9 million relating to two investments in privately-held companies, and in the prior nine-month period, total impairment charges were $5.2 million relating to three investments in privately-held companies. These impairment charges are recorded within “Impairment of nonmarketable equity securities” in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $2.4 million within “Deposits and other assets” in the Company’s Condensed Consolidated Balance Sheets.

(9) Balance Sheet Components

(a) Long-term investments, and restricted cash and investments

The Company classifies its unrestricted investments as available-for-sale and, accordingly, records them at fair value.

The following summarizes the Company’s long-term investments, and restricted cash and investments at fair value:

	March 31, 2003	June 30, 2002
	(in thousands)
Unrestricted investments (various maturities through year ending June 30, 2005)	$30,083	$79,962
Restricted cash and investments	22,556	22,349

	$52,639	$102,311

(b) Accounts Receivable, net

Accounts receivable, net consisted of the following:

	March 31, 2003	June 30, 2002
	(in thousands)
Accounts receivable	$76,790	$89,092
Unbilled accounts receivable	10,700	17,955
Allowance for doubtful accounts	(11,931)	(10,476)

Accounts receivable, net	$75,559	$96,571

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual billing terms.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

(c) Goodwill and Other Intangible Assets, Net

The following table presents a rollforward of the goodwill and other intangibles, net from June 30, 2002 to March 31, 2003:

	June 30, 2002 Balance	Additions(1)	Amortization(2)	Cumulative Effect and Impairment(3)	March 31, 2003 Balance
	(in thousands)
Goodwill	$14,547	$8,768	$—	$(22,592)	$723
Intangibles:
Customer contracts and relationships	—	4,650	(2,063)	—	2,587
Developed and core technology	3,117	1,824	(1,425)	—	3,516
Trademarks	—	200	(53)	—	147

	$17,664	$15,442	$(3,541)	$(22,592)	$6,973

(1) Comprised of goodwill and intangibles of $14.1 million related to the SignalSoft acquisition as discussed in Note (7), “Acquisition,” and Note (8), “Asset Impairment and Other Intangible Assets and Equity Investments;” $723,000 in additional goodwill related to final payments on the Ellipsus Systems, Inc. acquisition that was completed on May 28, 2002; and $624,000 of developed and core technology acquired during the three months ended December 31, 2002.

(2) Amortization for intangibles in the amount of $1.7 million is included in “Cost of revenues: License,” and the remaining $1.8 million amortization is recorded within “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2003.

(3) Includes $14.5 million of a cumulative effect of change in accounting principle with the adoption of SFAS No. 142 and $8.0 million of goodwill impairment recorded in “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2003. Please see Note (8), “Asset Impairment and Other Intangible Assets and Equity Investments,” for further discussion.

Total amortization expense related to goodwill and other intangible assets is set forth in the table below:

	Three Months Ended March 31,		Nine months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Goodwill	$—	$(97,240)	$—	$(400,384)
Intangibles:
Customer contracts and relationships	(353)	(146)	(2,063)	(246)
Developed and core technology	(393)	(522)	(1,425)	(13,385)
Assembled workforce	—	(370)	—	(1,098)
Noncompete agreements	—	(56)	—	(4,327)
Trademarks	(17)	—	(53)	—

	$(763)	$(98,334)	$(3,541)	$(419,440)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

The following tables set forth the carrying amount of goodwill and other intangible assets:

		March 31, 2003
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		($ in thousands)
Goodwill		$723	$—	$723
Intangibles:
Customer contracts and relationships	0-3 yrs	4,650	(2,063)	2,587
Developed and core technology	3 yrs	5,020	(1,504)	3,516
Trademarks	3 yrs	200	(53)	147

		$10,593	$(3,620)	$6,973

		June 30, 2002
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		($ in thousands)
Goodwill	—	$14,547	$—	$14,547
Intangibles:
Developed and core technology	3 yrs	3,196	(79)	3,117

		$17,743	$(79)	$17,664

The following table presents the estimated future amortization of the other intangibles ($ in thousands):

Fiscal Year	Future Amortization
2003	$691
2004	3,080
2005	2,423
2006	56

$6,250

The adjusted net loss per share excluding amortization of goodwill and assembled workforce in place, as if SFAS No. 142 was adopted as of July 1, 2001, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	($ in thousands except per share data)
Net loss	$(23,214)	$(115,676)	$(191,255)	$(786,006)
Add back:
Amortization of goodwill and assembled workforce in place	—	97,610	—	401,482

Adjusted net loss	$(23,214)	$(18,066)	$(191,255)	$(384,524)

Basic and diluted net loss per share	$(0.13)	$(0.67)	$(1.08)	$(4.55)
Add back:
Amortization of goodwill and assembled workforce in place	—	0.56	—	2.32

Adjusted basic and diluted net loss per share	$(0.13)	$(0.11)	$(1.08)	$(2.23)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

(d) Deferred Revenue

As of March 31, 2003 and June 30, 2002, the Company had deferred revenue of $79.4 million and $66.9 million, respectively. The components of deferred revenue are license fees, post contract support (PCS) and professional services. Deferred revenue results from amounts billed:

•	prior to acceptance of product or service;
•	for PCS prior to the time service is delivered;
•	for subscriber licenses committed greater than subscribers activated for arrangements being recognized on a subscriber activation basis; and
•	for license arrangements amortized over a specified future period due to the provision of unspecified future products.

Deferred revenue included in accounts receivable totaled $27.1 million and $16.4 million as of March 31, 2003 and June 30, 2002, respectively.

(e) Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2003	June 30, 2002
	(in thousands)
Unrealized gain on marketable securities	$488	$822
Cumulative translation adjustments	(186)	(186)

Accumulated other comprehensive income	$302	$636

Other comprehensive loss is comprised of net loss, change in unrealized gain on marketable securities and change in accumulated foreign currency translation adjustments:

	Three Months Ended March 31,		Nine months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(23,214)	$(115,676)	$(191,255)	$(786,006)
Other comprehensive loss:
Change in accumulated foreign currency translation adjustment	—	—	—	138
Change in accumulated unrealized gain (loss) on marketable securities	(145)	(1,162)	(334)	(264)

Total other comprehensive loss	$(23,359)	$(116,838)	$(191,589)	$(786,132)

(10) Commitments and Contingencies

A former employee commenced arbitration against us in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration sought an award of damages in excess of $25 million. The Company made an offer to settle the entire matter to the former employee on November 13, 2002 for payment of $30,000, which was accepted by the former employee on November 27, 2002. The Company received the arbitrator’s entry of award and, in accordance with the settlement, made the $30,000 payment. The settlement requires the former employee to dismiss the case in its entirety, with prejudice.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

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

•	On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. It names, as defendants, the Company; five of the Company’s present or former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Pursuant to stipulation, the Court dismissed three of the individual defendants without prejudice, subject to an agreement extending the statute of limitations through September 30, 2003. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 (the ‘33 Act) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the ‘34 Act), on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin.

•	On July 15, 2002, the Company moved to dismiss the respective securities fraud class action complaints. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under: (a) Sections 11 and 15 of the ‘33 Act as to the Company and the remaining individual defendant associated with the Company, (b) Section 10(b) of the ‘34 Act as to the Company and one individual defendant associated with the Company, (c) Section 20(a) of the ‘34 Act against the same one individual defendant associated with the Company. The motion was granted in its entirety as to the other remaining individual defendant associated with the Company.

•	Based upon the Company’s current understanding of the facts, the Company believes that the complaint’s claims against it are without merit, and intends to defend the case vigorously and does not believe that resolution of this matter will have a material adverse effect on its financial condition.

On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW. The lawsuit purports to be filed on behalf of the Company. The complaint, as amended, asserts claims against its officers and directors at the time of the Company’s initial public offering, and the underwriters of that offering, for breach of fiduciary duty to the Company, negligence, breach of contract, and unjust enrichment. The plaintiff asserts that the alleged conduct injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, the Company moved to dismiss the initial complaint. Subsequently, plaintiff made demand that the Company’s Board of Directors assert the Company’s purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee has issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, the Company, the individual defendants, and the underwriters filed motions to dismiss. Subsequently, the Company and individual defendants agreed to stay their motions, to allow the Court to consider the underwriters’ motion. On March 24, 2003, the Court granted the motion and dismissed the case with leave to amend. The Company does not believe that resolution of this matter will have a material adverse effect on its financial condition.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

(11) Restructuring and Other Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced two separate restructuring plans.

The fiscal 2002 restructuring plan, which was announced during the quarter ended December 31, 2001, resulted in a decrease of the Company’s workforce by approximately 400 employees and total restructuring charges of $36.9 million, as well as an additional $1.9 million for leasehold improvements related to the facility closings. Of the $36.9 million in total restructuring charges, the Company recorded a net increase of $1.2 million during nine months ended March 31, 2003 comprised of a $1.6 million increase primarily related to changes in the estimates of sublease income on certain facilities, offset by a decrease of $400,000 resulting from severance costs that were not paid. Of the remaining $9.3 million, $1.1 million is expected to be paid by June 30, 2003, with the remaining $8.2 million payable through various dates by November 2012.

The fiscal 2003 restructuring plan, which was announced during the quarter ended September 30, 2002, is expected to result in a decrease of the Company’s workforce by approximately 480 employees, and the Company recorded total restructuring charges of $83.3 million as of September 30, 2002. During the subsequent two quarters, the Company recorded a net decrease of $1.3 million, comprised of a decrease of $2.1 million primarily related to the reduction of a portion of a facility that the Company will vacate as part of the restructuring, offset by an increase of $800,000 associated with higher severance costs primarily in Europe. The fiscal 2003 plan includes the consolidation of products within the Company’s three core product groups: application software, infrastructure software, and client software and services.

In connection with implementation of the restructuring plans, the Company’s restructuring charges covered the costs of severance, elimination and consolidation of excess facilities and related leasehold improvements and other restructuring-related charges.

The following table sets forth the restructuring activity through March 31, 2003 (in thousands):

	FY 02 Restructuring Plan			FY 03 Restructuring Plan			Total Reserve
	Facility	Severance	Other	Facility	Severance	Other
Accrual balance as of June 30, 2002	$11,860	$692	$43	$—	$—	$—	$12,595
Total charges	1,552	(404)	(3)	63,622	18,058	366	83,191
Amount utilized during the nine months ended March 31, 2003:
Cash paid	(4,200)	(213)	(40)	(1,982)	(16,386)	(116)	(22,937)
Non cash				368			368
Impairment of property and equipment				(11,753)			(11,753)
Deferred rent obligation reclass	—	—	—	1,187	—	—	1,187

Accrual balance as of March 31, 2003	$9,212	$75	$—	$51,442	$1,672	$250	$62,651

Facility costs under the fiscal 2003 plan represent: (a) $51.2 million in closure and downsizing costs of which $46.5 million related to offices in the Company’s headquarters in Redwood City, California, with the remaining $4.7 million related to offices in Asia Pacific, Europe and North America that were consolidated or eliminated as part of the restructuring programs; and (b) $12.4 million in impairment of leasehold improvements on the vacated facilities or planned vacated facilities. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). The Company has estimated that the lease loss could be as much as $15.8 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. The fiscal 2003 restructuring plan, announced in September 2002, has nine sites selected for downsizing during fiscal 2003 beginning in the fiscal quarter ended March 2003. Of the remaining $51.4 million accrual outstanding as of March 31, 2003, $1.7 million is expected to be paid as of June 30, 2003 and $646,000 represents

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

the remaining portion of the impairment of leasehold improvements on the vacated facilities or planned vacated facilities, and accordingly, will be reclassified against property, plant and equipment during the period ending June 30, 2003, with the remaining $49.1 million payable through various dates by November 2013.

Severance and employment-related charges consist primarily of severance, health benefits and other costs resulting from the termination of employees. The fiscal 2003 restructuring plan resulted in the termination of approximately 480 employees, of which 44% were working in sales and marketing, 44% in research and development, and 12% in general and administrative functions. The Company has estimated that the severance and employment-related charges could be higher should there be additional costs that have not been accrued. Of the remaining $1.7 million accrual outstanding as of March 31, 2003, $1.3 million is expected to be paid as of June 30, 2003 with the remaining $400,000 payable through the first six months of 2004.

Other charges for the fiscal 2003 plan consist of fees associated with the consolidation of the Company’s data centers. The remaining accrual balance of approximately $250,000 as of March 31, 2003 is expected to be paid by June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of Management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors.” We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, but reserve the right to update at any time and for any reason. Readers should carefully review the risk factors described in this section below and in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, our most recently filed annual report on Form 10-K for the fiscal year ended June 30, 2002, our quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2002 and December 31, 2002 and any subsequently filed reports.

Overview

We are a leading provider of application software, infrastructure software, and client software and services that enable the convergence of the Internet and wireless and wireline communications. We were incorporated in Delaware in 1994. Our customers primarily consist of communication service providers, including wireless and wireline carriers, Internet service providers (ISP’s) and broadband providers and mobile device manufacturers worldwide. Our software products enable telecommunication companies and wireless service providers to create and deploy revenue-generating services while providing their subscribers with a rich personalized experience. Our software products are designed to provide carrier-class scalability and reliability and work with industry standards, such as WAP, XHTML, SyncML and VoiceXML.

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

Our client software, including Openwave Mobile Browser, is designed to be embedded in wireless devices and to deliver the mobile Internet and the applications through a graphical or textual user interface.

The majority of our sales have been to a limited number of customers and our sales are highly concentrated. Significant customers during the three and nine months ended March 31, 2003 and 2002 include Sprint and KDDI. Sales to Sprint accounted for 14% and 6% of total revenues during the three months ended March 31, 2003 and 2002, respectively, and 14% and 4% of total revenues for the nine months ended March 31, 2003 and 2002, respectively. Sales to KDDI accounted for 7% and 18% of total revenues during the three months ended March 31, 2003 and 2002, respectively, and 12% and 21% of total revenues for the nine months ended March 31, 2003 and 2002, respectively. No other customers have accounted for 10% or more of total revenues during the three and nine months ended March 31, 2003 and 2002.

Recent Events

On April 10, 2003 Harold (Hal) L. Covert, a 25-year industry veteran and Chief Financial Officer of Extreme Networks, Inc., was elected to the Board of Directors. Mr. Covert will also Chair the Audit Committee. Bernard Puckett, Chairman of the Board and previous Chairman of the Audit Committee, will remain on the Audit Committee.

On April 29, 2003, Steve Peters was promoted from Vice President, General Counsel and Secretary to Senior Vice President, Chief Administrative and Legal Officer and Secretary, and Josh Pace was promoted from Vice President of Finance to Vice President of Finance and Chief Accounting Officer. Mr. Peters will continue to report directly to the CEO and will be responsible for the legal and financial organizations of our Company. Mr. Pace will report directly to Mr. Peters. Mr. Peters and Mr. Pace will together take over the financial responsibilities previously performed by CFO Alan Black. Mr. Black, who was recently appointed to Managing Director of Europe, Middle East and Africa (“EMEA”), and is now responsible for our operations in EMEA, will work with Mr. Peters and Mr. Pace to transition his financial responsibilities through the end of the fiscal year. Mr. Black will also maintain his role as a member of Openwave’s senior management team.

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

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the Notes to Condensed Consolidated Financial Statements for further discussion of our accounting policies.

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

One of the critical judgments we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

Another critical judgment involves the “fixed or determinable” criterion. We consider payment terms within 12 months to be normal. Payment terms beyond 12 months from delivery are considered extended and when greater than 20% of an arrangement fee is due beyond 12 months from delivery, revenue is recognized when due and payable. In arrangements where fees are due at least 80% within one year or less from delivery, we consider the entire arrangement fee as “fixed or determinable.”

Certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the number of subscribers to which the customer has committed to purchase under the license agreement. Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers. In these cases, we defer revenue equal to the Vendor Specific Objective Evidence (VSOE) of maintenance and support of the total commitment for the estimated life of the software. This additional deferral of maintenance and support revenue results in a smaller amount of residual license revenues to be recognized upon delivery.

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. If such reports are not received in a timely manner, no revenue is recognized in the current period.

During the year ended June 30, 2002, we entered into a significant contract with a service partner, under which we will port our software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner will resell our products and engage in other joint activities. We recognize porting services revenues from this contract as project revenues in our Condensed Consolidated Statement of Operations as the services are performed. With our adoption of EITF 00-21 during the quarter ended December 31, 2002, we separate the reseller and porting activities related to the project and will recognize reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

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

In calculating the reserve balance needed, we first reduce any accounts receivable balances if the arrangements underlying the billed invoices are determined to have offsetting balances in deferred revenue. Next, any remaining accounts receivable balance is reduced by any subsequent receipts that are received prior to the allowance calculation. We then identify specific high-risk accounts where collection is deemed unlikely and include the balance, or a portion of the balance, in the specific reserve. The remaining accounts receivable balance is segregated into 30-day aged categories and a general reserve percentage is applied to each category. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

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

As part of our impairment assessment, we examine products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. If indicators suggest the carrying value of our long-lived assets may not be recoverable, we complete an analysis of our long-lived assets under Statement of Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” using estimates of undiscounted cash flows in order to determine if any impairment of our fixed assets and other intangibles exists.

With the adoption of SFAS No. 142 on July 1, 2002, we have determined there is a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. While we have selected the three months ending March 31 as the period in which the required annual impairment test will be performed, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using the quoted market price in the active market as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the three months ended March 31, 2003, we performed this analysis and determined that there was no impairment of the remaining goodwill of $723,000.

During the nine months ended March 31, 2003, we completed an acquisition of a business, SignalSoft, for $63.8 million. At September 30, 2002, we had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in our market capitalization through September 30, 2002, as well as our announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of our goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test, we determined that none of our long-lived assets have been impaired under SFAS No. 144. We concluded that we are a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization under SFAS No. 142. Considering the significant decrease in our market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the three months ended December 31, 2002 related to finalization of the purchase price allocation, the goodwill was fully impaired during the three months ended December 31, 2002. The impairment of the goodwill resulted in impairment charges of $8.0 million for the nine months ended March 31, 2003 under “Amortization and impairment of goodwill and other intangible assets” in our Condensed Consolidated Statements of Operations.

We regularly perform an impairment assessment of our strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business in connection with recently completed financing or similar transactions, the business’ current solvency and its access to future capital. We recorded $1.9 million in impairment charges to nonmarketable equity securities related to the impairment of one investment during the three months ended March 31, 2003. During the nine months ended March 31, 2003, total impairment charges were $3.9 million relating to two investments, and in the prior nine-month period in 2002, total impairment charges were $5.2 million relating to three investments in privately-held companies. These impairment charges are recorded within “Impairment of nonmarketable equity securities” in our Condensed Consolidated Statements of Operations. As of March 31, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $2.4 million and is recorded within “Deposits and other assets” in our Condensed Consolidated Balance Sheets.

Restructuring–related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate representing the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease or changes in actual sublease rates). We have estimated that the lease loss for the fiscal 2003 restructuring plan could be as much as $15.8 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, as well as the estimated legal accruals. The severance and employment-related charges for the fiscal 2003 restructuring plan could be higher should there be more costs that have not been accrued.

Results of Operations

Three and Nine Months ended March 31, 2003, and 2002

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

The following table presents selected revenue information for the three and nine months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2003	2002		2003	2002
($ in thousands)
Revenues
License	$35,011	$53,111	(34.1%)	$110,978	$204,800	(45.8%)
Maintenance and support	18,494	19,200	(3.7%)	56,321	57,899	(2.7%)
Professional services	4,933	10,846	(54.5%)	19,034	32,001	(40.5%)
Project	5,033	—	N/A	15,079	—	N/A

Total Revenues	$63,471	$83,157	(23.7%)	$201,412	$294,700	(31.7%)

Percent of revenues
License	55.2%	63.9%	(8.7)	55.1%	69.5%	(14.4)
Maintenance and support	29.1%	23.1%	6.0	28.0%	19.6%	8.4
Professional services	7.8%	13.0%	(5.2)	9.4%	10.9%	(1.5)
Project	7.9%	—	N/A	7.5%	—	N/A

Total Revenues	100.0%	100.0%		100.0%	100.0%

License Revenues

License revenues decreased 34.1% and 45.8% for the three and nine months ended March 31, 2003, respectively, as compared to the prior respective periods. The license revenues during the three months ended March 31, 2003 included $4.3 million that was associated with residual revenue recognized due to early terminations of certain contracts where all revenue recognition criteria had been satisfied. The overall decrease in license revenue for these periods was primarily attributable to the economic downturn that significantly affected the telecommunications market, as well as increased competition, particularly in Europe.

Maintenance and Support Services Revenues

Maintenance and support services revenues remained relatively constant for the three and nine months ended March 31, 2003 as compared to the respective prior periods.

Professional Services Revenues

Professional services revenues decreased 54.5% and 40.5% for the three and nine months ended March 31, 2003, respectively, as compared to the respective prior periods. The slowdown in the telecommunications market contributed to a decrease in the number of new commercial deployments of our technology.

Project Revenues

Project revenues totaled $5.0 and $15.1 million for the three and nine months ended March 31, 2003, respectively, and represent amounts recognized under our porting services arrangement with a service partner. Project revenues represented 7.9% and 7.5% of total revenues for the three and nine months ended March 31, 2003, respectively.

Cost of Revenue

We generate four different types of cost of revenues. Cost of license revenues consists primarily of third-party license and related support fees, as well as amortization of acquisition-related customer contract and relationship intangibles. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in support and training services to device manufacturers and communication service providers. Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead. The cost of project revenues includes direct costs incurred in the performance of porting services for a service partner. We expect gross profit will range between 70 and 73 percent of revenues for the three months ended June 30, 2003.

The following table presents cost of revenue as a percentage of related revenue type for the three and nine months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
($ in thousands)	2003	2002		2003	2002
Cost of revenues
License*	$1,207	$1,315	(8.2%)	$4,829	$7,985	(39.5%)
Maintenance and support	6,571	6,859	(4.2%)	22,264	23,440	(5.0%)
Professional services	5,911	7,232	(18.3%)	17,160	20,355	(15.7%)
Project revenues	4,381	—	N/A	13,536	—	N/A

Total cost of revenues	$18,070	$15,406	17.3%	$57,789	$51,780	11.6%

Cost as a percent of related revenues
License*	3.4%	2.5%	0.9	4.4%	3.9%	0.5
Maintenance and support	35.5%	35.7%	(0.2)	39.5%	40.5%	(1.0)
Professional services	119.8%	66.7%	53.1	90.2%	63.6%	26.6
Project revenues	87.0%	—	N/A	89.8%	N/A	N/A

Gross margin per related revenue
License and customer contract intangibles	96.6%	97.5%	(0.9)	95.6%	96.1%	(0.5)
Maintenance and support	64.5%	64.3%	0.2	60.5%	59.5%	1.0
Professional services	(19.8%)	33.3%	(53.1)	9.8%	36.4%	(26.6)
Project revenues	13.0%	N/A	N/A	10.2%	N/A	N/A

Total Gross Margin	71.5%	81.5%	(10.0)	71.3%	82.4%	(11.1)

*Includes amortization of acquisition-related customer contract and relationship intangibles

Cost of License Revenues

The decrease in cost of license revenues during the three and nine months ended March 31, 2003, as compared to the respective prior periods, was primarily a result of the cost of exiting our Applications Service Provider business, offset partially by an increases of $303,000 and $1.7 million of amortization of customer contract and relationship intangibles related to our acquisition of SignalSoft that was completed during the three and nine months ended March 31, 2003, respectively.

Cost of Maintenance and Support Services Revenues

The decrease in costs for the three and nine months ended March 31, 2003, as compared to the respective prior periods, was primarily due to our product realignment and restructuring efforts. Average maintenance and support headcount decreased 27 and 13 employees for the three and nine months ended March 31, 2003.

Cost of Professional Services Revenues

Cost of professional services revenues decreased during the three and nine months ended March 31, 2003, as compared to the respective prior periods, primarily due to a decrease in average professional services headcount resulting from the restructuring efforts. Average headcount decreased by 62 and 63 employees during the three and nine months ended March 31, 2003, respectively. The negative margin of 19.8% for the three months ended March 31, 2003 as compared to a positive margin of 33.3% for the three months ended March 31, 2002 was primarily a result of lower revenues associated with the slowdown in the telecommunications market as well as the timing of revenue and expense recognition on certain multiple-element arrangements.

Cost of Project Revenues

Cost of project revenues totaled $4.4 million and $13.5 million, respectively, for the three and nine months ended March 31, 2003. As a percent of related revenue, costs of project revenues represented 87.0% and 89.8% for the three and nine months ended March 31, 2003, respectively.

Operating Expenses

The following table represents operating expenses for the three and nine months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2003	2002		2003	2002
($ in thousands)
Operating Expenses:
Research and development	$27,256	$31,063	(12.3%)	$88,323	$104,817	(15.7%)
Sales and marketing	27,058	37,863	(28.5%)	90,418	125,747	(28.1%)
General and administrative	9,343	11,082	(15.7%)	38,328	43,650	(12.2%)
Restructuring and other related costs	—	238	N/A	83,191	36,293	129.2%
Stock-based compensation	686	2,898	(76.3%)	2,780	12,307	(77.4%)
Amortization of goodwill and other intangible assets	460	98,334	(99.5%)	1,838	419,440	(99.6%)
Impairment of goodwill	—	—	N/A	8,045	279,474	(97.1%)
In-process research and development	—	—	N/A	400	—	N/A
Integration and merger-related costs	—	—	N/A	386	570	(32.3%)

Total Operating Expenses	$64,803	$181,478	(64.3%)	$313,709	$1,022,298	(69.3%)

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel. As a result of our restructuring efforts, average research and development headcount decreased by 108 and 101 employees during the three and nine months ended March 31, 2003, respectively. The decrease in the headcount attributed to a $2.0 million and $5.0 million decrease in salaries for the comparative periods. The remaining decrease in both periods was primarily comprised of the following for the three- and nine-month comparable periods: the transition of certain employees to departments associated with project revenues decreased total research and development expenses by $2.5 million and $7.9 million, respectively; and cost-cutting efforts lead to a decrease in our overall facility and IT department charges of $1.6 million and $4.5 million for the respective periods; offset by an increase in bonus expense of $200,000 and $5.8 million, respectively; and an increase (decrease) in other costs of $2.1 million and ($4.9) million, respectively. Bonus expense increased due to the reversal of the employee bonus program in September 2001, offset by the payout of a customer satisfaction bonus and other bonus programs that were charged during the three and nine months ended March 2003. We anticipate that our research and development expenses in the coming year will decrease in absolute dollars due to our cost-cutting efforts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, travel expenses, public relations, promotional materials, redeployed professional service employees and trade show exhibit expenses. As a result of our restructuring efforts, average headcount decreased by 159 and 177 employees during the three and nine months ended March 31, 2003, respectively. The decrease in the headcount attributed to a $4.3 million and $17.0 million decrease in salaries for the comparative periods. The remaining difference was primarily comprised of the following for the three- and nine-month comparable periods: a decrease in commission expense of $900,000 and $3.4 million, respectively; cost-cutting efforts lead to a decrease in marketing costs of $600,000 and $3.7 million, respectively; a decrease in travel of $2.5 million and $4.7 million, respectively; a decrease in employee events of $800,000 and $2.0 million, respectively; a decrease in our overall facility and IT department charges of $500,000 and $4.4 million for the respective periods; as well as a decrease in other costs of $1.9 million and $2.0 million, respectively; offset by an increase in bonus expense of $700,000 and $1.9 million, respectively. Bonus expense increased due to the reversal of the employee bonus program in September 2001, offset by the payout of a customer satisfaction bonus and other bonus programs that were charged during the three and nine months ended March 2003. We anticipate that our research and development expenses in the coming year will decrease in absolute dollars due to our cost-cutting efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, bad debt expense, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. As a result of our restructuring efforts, average headcount decreased by 39 and 29 employees during the three and nine months ended March 31, 2003, respectively. The decrease in the headcount attributed to a $400,000 and $1.1 million decrease in salaries for the comparative periods. The remaining difference was primarily comprised of the following for the comparative periods: a decrease in bad debt expense of $900,000 and $4.0 million, respectively. The fluctuation for the three months ended March 31, 2003 was affected by a $2.1 million decrease in the March 31, 2003 allowance for doubtful accounts balance as a result of a change in specific reserves related to certain customers and the settlement of their outstanding balances. Another factor was an increase in bonus expense of $2.3 million and $5.0 million, respectively, partially offset with cost-cutting measures leading to decreases in other expenses of $2.7 million and $5.2 million, respectively. Bonus expense increased due to the reversal of the employee bonus program in September 2001, partially offset by the payout of a customer satisfaction bonus and other bonus programs that were charged during the three and nine months ended March 2003. We anticipate that our general and administrative expenses in the coming year will decrease in absolute dollars due to our cost-cutting efforts.

Restructuring and Other Costs

During the nine months ended March 31, 2003, we recorded $83.2 million in restructuring and other charges. As a result of our change in strategy and our desire to improve our cost structure, we announced a fiscal 2003 restructuring plan and recorded restructuring and other charges of $82.0 million. The fiscal 2003 restructuring plan, which was announced during the three months ended September 30, 2002, resulted in a decrease of our workforce by approximately 480 employees. The fiscal 2003 plan included the consolidation of products within three core product groups: application software, infrastructure software, and client software and services. In connection with the implementation of the restructuring plan, our restructuring charges covered the costs of severance, consolidation of excess facilities and related leasehold improvements and other restructuring-related charges. The fiscal 2003 restructuring plan included facility costs of $63.6 million, severance and employment-related charges of $18.0 million, and other restructuring-related costs of $366,000. These and other actions are expected to result in quarterly total cost reductions of approximately $25 to $30 million, of which $23.3 million was realized during the nine months ended March 31, 2003, with the remaining reductions to be largely completed by June 30, 2003. The remaining $1.2 million of restructuring and other charges for the nine-month period relate to our fiscal 2002 plan and was comprised of $1.6 million in changes in the estimates of sublease income on certain facilities, offset by $400,000 resulting from severance costs that were not paid.

The following table summarizes the future payments on fiscal years 2003 and 2002 remaining restructuring liabilities:

Year ending June 30,	Cash Paid
(in thousands)
2003	$4,550
2004	11,226
2005	9,777
2006	5,654
2007	5,078
Thereafter	24,164

60,449
Add Noncash*	2,202

$62,651

*Represents impaired leasehold improvements of $646,000 and deferred rent obligations related to facilities.

Stock-Based Compensation

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2003	2002		2003	2002
($ in thousands)
Stock-based compensation by category
Research and development	$28	$1,645	(98.3%)	$872	$7,290	(88.0%)
Sales and marketing	118	203	(41.9%)	372	639	(41.8%)
General and administrative	540	1,050	(48.6%)	1,536	4,378	(64.9%)

Total stock-based compensation	$686	$2,898	(76.3%)	$2,780	$12,307	(77.4%)

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award

Plans.” Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, options issued to nonemployees and restricted stock granted to executives at exercise prices below the current fair value of the Company’s stock. During the three and nine months ended March 31, 2003, we reversed $551,000 and $1.7 million, respectively, of research and development stock-based compensation related to employees who have left the Company, a result of a reduction in the estimate of the time period over which the corresponding employees would vest in the stock options. Excluding the reversal, stock-based compensation decreased $1.7 million and $7.8 million, respectively, during the three and nine months ended March 31, 2003, as compared to the respective prior periods, primarily due to continued amortization of deferred stock-based compensation.

Amortization and Impairment of Goodwill and Intangible Assets, In-process Research and Development, and Cumulative Effect of Change in Accounting Principle

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Amortization of goodwill and other intangible assets (a)	$460	$98,334	$1,838	$419,440
Amortization of acquisition-related contract intangibles (a)	303	—	1,703	—
In-process research and development (b)	—	—	400	—
Impairment of goodwill and other intangible assets (c)	—	—	8,045	279,474
Cumulative effect of change in accounting principle (c)		—	14,547	—

	$763	$98,334	$26,533	$698,914

(a) The decrease in amortization of goodwill and intangible assets for the three and nine months ended March 31, 2003, as compared to the respective prior periods was primarily due to the impairment of goodwill and other intangibles during the quarters ended December 31, 2001 and June 30, 2002, as well as the adoption of SFAS 142. In addition, the amortization of acquisition-related contract intangibles in the amount of $303,000 and $1.7 million for the three and nine months ended March 31, 2003 was a result of the acquisition of SignalSoft and was recorded within “Cost of revenues: License” in the Condensed Consolidated Statements of Operations.

(b) In-process research and development represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was expensed when we acquired SignalSoft, and was reflected in our Condensed Consolidated Statements of Operations for the nine months ended March 31, 2003.

(c ) During the three months ended September 30, 2002, we adopted SFAS No. 142 and recognized a transitional impairment of $14.5 million, which was reported as a “Cumulative effect of change in accounting principle.” The impairment of goodwill of $8.0 million for the nine months ended March 31, 2003 resulted from the impairment of the goodwill of SignalSoft. The impairment of goodwill and intangibles of $279.5 million for the nine months ended March 31, 2002 resulted from an impairment analysis of several acquisitions completed prior to the SignalSoft acquisition. See Critical Accounting Policies and Judgments – Impairment Assessments for further discussion.

Merger, Acquisition and Integration-related Costs

As a result of the SignalSoft acquisition, we recorded merger, acquisition and integration-related costs in the amount of $386,000 for the nine months ended March 31, 2003 related to retention bonuses for employees and other costs incurred solely as a result of the integration. Merger costs for the nine months ended March 31, 2002 in the amount of $570,000 related to additional costs incurred in our merger with Software.com, Inc., which was primarily completed during the fiscal year ended June 30, 2001.

Interest Income and Other, Net

Interest income and other, net totaled $1.4 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively, and $5.1 million and $9.4 million for the nine months ended March 31, 2003 and 2002, respectively. The decreases in both periods were due to lower average cash equivalents and investments which decreased for the three- and nine-month periods by $97.9 million and $84.6 million, respectively, as well as a decrease in the average interest rates obtained during the periods. We anticipate that our interest and other income will decline during the three months ending June 30, 2003 due to lower average balances invested.

Nonmarketable Equity Securities

We impaired nonmarketable equity securities in the amount of $1.9 million for the three months ended March 31, 2003 and $3.9 million and $5.2 million for the nine months ended March 31, 2003 and 2002, respectively. See Impairment section for further discussion.

Income Taxes

Income tax expense totaled $3.3 million and $5.0 million for the quarters ended March 31, 2003 and 2002, respectively, and totaled $7.9 million and $10.8 million for the nine months ended March 31, 2003 and 2002, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from quarter to quarter based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 2% to 6% of revenues.

In light of our history of operating losses, we record a valuation allowance for substantially all of our net deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the nine months ended March 31, 2003 and 2002, respectively:

	As of March 31,		Percent Change
	2003	2002
	(in thousands)
Working capital	$138,640	$182,446	(24.0%)

Cash and cash investments:
Cash and cash equivalents	122,258	117,679	3.9%
Short-term investments	67,601	85,955	(21.4%)
Long-term investments	30,083	110,043	(72.7%)
Restricted cash	22,556	22,349	0.9%

Total cash and cash investments	$242,498	$336,026	(27.8%)

	Nine Months Ended March 31,
	2003	2002
Cash used for operating activities	$(49,953)	$(26,546)
Cash provided by (used for) investing activities	$29,287	$(8,378)
Cash provided by (used for) financing activities	$2,225	$(9,522)

Working capital as of March 31, 2003 was 24.0% lower than at March 31, 2002 primarily due to cash used to fund operations, as well as cash used in connection with acquisitions during the nine months ended March 31, 2003 and an increase in accrued liabilities due to the fiscal 2003 restructuring. We expect to have between $221 million to $226 million of cash, cash equivalents, and short- and long-term investments as of June 30, 2003, of which $22.6 million is expected to be set aside as restricted.

The cash flows used for operating activities during the nine months ended March 31, 2003, excluding cash paid for restructuring, totaled $27.0 million and related primarily to the net loss for the period adjusted for noncash items combined with a decrease in accounts receivable of $18.6 million and an increase in deferred revenue of $12.0 million, offset by a decrease in accrued liabilities of $14.7 million. The cash flows used for operating activities during the nine months ended March 31, 2002, excluding cash paid for restructuring, totaled $13.2 million and related primarily to the net loss for the period adjusted for noncash items combined with a decrease in accounts receivable of $34.1 million, offset by a decrease in deferred revenue of $36.4 million and a decrease in accounts payable of $13.5 million.

The positive cash flows generated from investing activities during the nine months ended March 31, 2003 were attributed primarily to net proceeds from sales and maturities of short-term and long-term investments of approximately $55.4 million, offset by $19.0 million of expenditures related primarily to the acquisition of SignalSoft and purchases of property and equipment of approximately $7.5 million. The positive cash flows generated from investing activities during the nine months ended March 31, 2002 primarily related to net proceeds of short-term and long-term investments of approximately $11.4 million, offset by purchases of property, plant and equipment of $18.4 million.

The positive cash flows provided by financing activities during the nine months ended March 31, 2003 primarily reflected net proceeds from the issuance of common stock of $2.1 million. The negative cash flows generated from financing activities for the nine months ended March 31, 2002 was primarily attributed to $18.7 million used to purchase treasury stock and $2.2 million used to repay capital lease obligations and long-term debt, offset by net proceeds from the issuance of common stock of $7.5 million and $3.9 million from the issuance of put warrants.

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

We have incurred losses since our inception, including losses of approximately $23.2 and $191.3 million during the three and nine months ended March 31, 2003, respectively. As of March 31, 2003, we had an accumulated deficit of approximately $2.5 billion. We currently have net losses and negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We will need to generate increases in revenue as well as reduce costs to achieve profitability. We face a number of risks encountered by wireless telecommunications and Internet software industries to achieve this goal, including:

•	our need for communication service providers to launch, maintain, and market commercial services utilizing our products;

•	our need to introduce reliable and robust products that meet the demanding needs of communication service providers and wireless device manufacturers, and mobile device manufacturers;

•	our dependence on a limited number of customers;

•	our ability to anticipate and respond to market competition;

•	our ability to affect key product transitions or upgrades;

•	our dependence upon key personnel;

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	adverse customer reaction to technical difficulties or “bugs” in our software;

•	adverse customer reaction to our current stock price or financial condition;

•	the growth rate and performance of wireless networks in general and of wireless communications in particular;

•	the rate of growth in end-user purchases of data-enabled wireless devices, use of our products, and the growth of wireless data networks generally;

•	the volume of sales by our distribution partners and resellers;

•	our strategic partners resources dedicated to selling our products and services;

•	our pricing policies and those of our competitors;

•	our goodwill and/or intangibles may become impaired;

•	the high debt burdens of our customers; and

•	our customers’ willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

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

Our stock price has experienced significant volatility, including a recent significant decline in our stock price. Factors that may lead to significant fluctuation or declines in our stock price include, but are not limited to:

•	acquisitions or strategic alliances by us or our competitors;

•	changes in estimates or our financial performance or changes in recommendations by securities analysts;

•	changes in financial performance of competitors and other companies in our industry;

•	delays in market acceptance or implementation by our customers of our products and services;

•	changes in demand by our customers for additional products and services;

•	our lengthy sales and implementation cycles;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer;

•	introduction of new products or services by us or our competitors;

•	delays in developing and introducing new products and services;

•	changes in our pricing policies or those of our competitors or customers;

•	changes in our mix of domestic and international sales;

•	risks inherent in international operations;

•	changes in our mix of license, professional services, maintenance and support services and project revenues;

•	changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

•	disputes or litigation with other parties;

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved wireless devices;

•	general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise;

•	general political and economic factors, including a further economic slowdown or recession; and

•	health crisis or disease outbreaks such as the recent outbreak and spread of severe acute respiratory syndrome (SARS), which in particular could impact our sales in certain regions in Asia or elsewhere if the number of SARS cases continues to grow and spread.

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

Our common stock trades on the Nasdaq National Market (Nasdaq). In order to maintain listing on Nasdaq, it is required, among other things, that our common stock has a minimum bid price of $1.00. The Nasdaq requirements further state that a deficiency will exist if such minimum bid price remains below $1.00 for a period of 30 consecutive business days. Nasdaq’s rules provide that after receipt of such notice, a listed company is entitled to a 180-day period in which to regain compliance and avoid a possible delisting of its securities from Nasdaq. There can be no assurance that the trading price of our common stock will continue to meet the minimum bid price requirement of Nasdaq, and, in the future, our common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in our common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting could result in a reduction in the market price of our common stock and limited news coverage of our Company and services and could restrict investors’ interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three and nine months ended March 31, 2003 and 2002 include Sprint and KDDI. Sales to Sprint and its related entities accounted for approximately 14% and 6% of total revenues for the three months ended March 31, 2003 and 2002, respectively and 14% and 4% of total revenues for the nine months ended March 31, 2003 and 2002, respectively. Sales to KDDI and its related entities accounted for approximately 7% and 18% of total revenues for the three months ended March 31, 2003 and 2002, respectively, and totaled 12% and 21% of total revenues for the nine months ended March 31, 2003 and 2002, respectively. We cannot assure you that any of these customers will continue to generate significant revenues for us.

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

We may not be able to identify future suitable acquisition or business combination candidates, and even if we do identify suitable candidates, we may not be able to make these transactions on commercially acceptable terms, or at all. If we do acquire companies, businesses, or technologies or combine with other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. As a result, we may incur unexpected integration and product development expenses, which could harm our results of operations. Further, we may have to utilize cash reserves, incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

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

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments, and, therefore, we may need to record an impairment charge of the strategic investments to our operations. There can be no assurance that we may not experience future material impairment charges with respect to our existing or future strategic investments.

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

International sale of product licenses and services accounted for 50% and 58% of our total revenues for the three and nine months ended March 31, 2003, respectively. Risks inherent in conducting business internationally include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We manage our foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce our exposure to currency fluctuations involving probable anticipated and current foreign currency exposures. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We had no foreign currency contracts as of March 31, 2003.

The following is a chart of principal amounts of short-term investments, long-term investments and restricted investments by expected maturity:

	Expected maturity date for the year ending June 30,					Cost Value March 31, 2003	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Total	Total
Corporate bonds	$18,308	$20,682	$—	$—	$—	$38,990	$39,223
Commercial paper	4,991	4,980	—	—	—	9,971	9,970
Federal agencies	9,723	29,053	22,989	—	—	61,765	62,021

Total	$33,022	$54,715	$22,989	$—	$—	$110,726	$111,214

Weighted-average interest rate 2.13%

Item 4. Controls and Procedures

(a) Evaluation of Disclosure controls and procedures

Our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). We believe that there are always limitations on the effectiveness of any control system, no matter how well conceived and operated. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Therefore, the CEO and CAO do not expect that our disclosure controls will prevent all error and all fraud. Based on the evaluation performed, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in internal controls

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II Other Information

Item 1. Legal Proceedings

A former employee commenced arbitration against us in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration sought an award of damages in excess of $25 million. The Company made an offer to settle the entire matter to the former employee on November 13, 2002 for payment of $30,000, which was accepted by the former employee on November 27, 2002. The Company received the arbitrator’s entry of award and, in accordance with the settlement, made the $30,000 payment. The settlement requires the former employee to dismiss the case in its entirety, with prejudice.

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

•	On April 22, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. It names, as defendants, the Company; five of the Company’s present or former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Pursuant to stipulation, the Court dismissed three of the individual defendants without prejudice, subject to an agreement extending the statute of limitations through September 30, 2003. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 (the ‘33 Act) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the ‘34 Act), on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the

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

•	On July 15, 2002, the Company moved to dismiss the respective securities fraud class action complaints. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under: (a) Sections 11 and 15 of the ‘33 Act as to the Company and the remaining individual defendant associated with the Company, (b) Section 10(b) of the ‘34 Act as to the Company and one individual defendant associated with the Company, (c) Section 20(a) of the ‘34 Act against the same one individual defendant associated with the Company. The motion was granted in its entirety as to the other remaining individual defendant associated with the Company.

•	Based upon the Company’s current understanding of the facts, the Company believes that the complaint’s claims against it are without merit, and intends to defend the case vigorously and does not believe that resolution of this matter will have a material adverse effect on its financial condition.

On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case is now pending before the United States District Court, Northern District of California, No. C-02-2465 VRW. The lawsuit purports to be filed on behalf of the Company. The complaint, as amended, asserts claims against its officers and directors at the time of the Company’s initial public offering, and the underwriters of that offering, for breach of fiduciary duty to the Company, negligence, breach of contract, and unjust enrichment. The plaintiff asserts that the alleged conduct injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, the Company moved to dismiss the initial complaint. Subsequently, plaintiff made demand that the Company’s Board of Directors assert the Company’s purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee has issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, the Company, the individual defendants, and the underwriters filed motions to dismiss. Subsequently, the Company and individual defendants agreed to stay their motions, to allow the Court to consider the underwriters’ motion. On March 24, 2003, the Court granted the motion and dismissed the case with leave to amend. The Company does not believe that resolution of this matter will have a material adverse effect on its financial condition.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
10.46	Notices of Stock Option Grant from the Company to Don Listwin.
10.47	Amended and Restated Employment Terms Letter Agreement between the Company and Mr. Peters.
10.48	Amended and Restated Employment Terms Letter Agreement between the Company and Mr. Pace
10.49	New restricted stock bonus grants to Executive Officers under the Openwave Systems Inc. 2001 Stock Compensation Plan
99.1	Certificate of Openwave Systems Inc. Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        On April 24, 2003, we filed a Current Report on Form 8-K to report that we issued a press release, dated April 24, 2003, entitled “Openwave Reports Results for Third Quarter Fiscal 2003.”

        On April 29, 2003, we filed a Current Report on Form 8-K to report that we announced certain executive appointments.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003

OPENWAVE SYSTEMS INC.

By:	/s/ Joshua Pace
Joshua Pace Vice President of Finance and Chief Accounting Officer

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

Date: May 14, 2003

/s/ Donald Listwin
Donald Listwin President and Chief Executive Officer

I, Joshua Pace, certify that:

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

Date: May 14, 2003

/s/ Joshua Pace
Joshua Pace Vice President of Finance and Chief Accounting Officer