Form 10-K
period 2003-06-30
OPENWAVE SYSTEMS INC
filed 2003-08-28
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes ☒    No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $344,931,162 as of December 31, 2002 based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 181,592,335 shares of the registrant’s Common Stock issued and outstanding as of August 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things the information and expectations concerning our future financial performance and potential or expected growth in our markets and the markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings and our estimates with respect to future operating results, including, without limitation, EBITDA, earnings, cash flow and revenue. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Item 1.    Business

We are a leading independent provider of open standards software products and services for the communications industry. Our software products consist of client software for browsing and multi-media messaging, infrastructure software such as wireless application protocol, or WAP, gateways, which provide the underlying infrastructure to enable data services on mobile phones, and wireless and wireline applications, such as email and multimedia messaging and related services. As one of the early innovators in mobile data and messaging services, we have been a pioneer in the convergence of the Internet and mobile communications. In 1993, we developed our first e-mail messaging server. In 1995, we developed our initial technology that enables the delivery of mobile data services to mobile phones. In 1996, we introduced and deployed our first gateway and browser products. Recently, we launched new products, including our WAP2 Gateway and Openwave phone software tools Version 7 (V7), designed to bring a better user experience to mobile data applications that emphasizes advanced graphics and multi-media messages on color handsets. We also introduced Email Mx 6.0, our next generation email and messaging platform. We believe that the increased dependence on e-mail services, remote access to corporate intranets, and the rise of services such as ringtones, games and messaging on mobile phones, will provide us the opportunity to further benefit from demand for our software and services.

Our customers are communication service providers, including wireless and wireline operators, and handset manufacturers worldwide. We deliver products and technologies, which we refer to as “our IP”, and deep industry experience and knowledge which we refer to as “our IQ”, to partner with operators and manufacturers to continuously innovate and deliver differentiated services to subscribers. Our product development is focused on the following: client software, mobile infrastructure anchored by WAP, and open mobile alliance, or OMA, standards, and messaging applications built around a flexible Internet-Protocol messaging core.

We believe that our relationships with more than 70 operators and partnerships with more than 47 handset manufacturers will allow us to benefit from the growth of mobile data services. We have a team of professionals who work with leading mobile operators and handset manufacturers around the world at all stages of development and implementation of wireless services.

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in 1999. Our principal executive offices are located at 1400 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.openwave.com, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference to this report.

Recent Events

On August 24, 2003, we announced that Kevin Kennedy, Chief Operating Officer of the Company, will be leaving his position as an officer at the Company to join JDS Uniphase as its CEO. Mr. Kennedy will continue to serve on our Board of Directors and will serve as an advisor to CEO Don Listwin through June 30, 2004. We also announced that David Hose was promoted to Senior Vice President and Chief Development Officer with responsibility for overall product development and that Jon Shantz was promoted to Senior Vice President of Market Development with responsibility for corporate development, corporate marketing, developer marketing and industry standards cooperation.

In July 2003, our Board of Directors authorized the Company to seek stockholder approval for an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of all outstanding shares of common stock. If effected, the reverse stock split ratio will be either a 1 for 3, 1 for 4 or 1 for 5, with the ultimate ratio to be determined in the discretion of the Board. We anticipate that our stockholders will vote on the proposed reverse stock split near the end of September 2003.

Industry Background

Growth of Messaging, Mobile Data, and Wireless Telecommunications

With the convergence of the Internet and mobile communications, the use of messaging, mobile data and wireless telecommunications has grown rapidly in the past few years. According to industry sources:

•	Sales of camera phones rose from 5.2 million units for the quarter ended March 2002, to 10.9 million units for the quarter ended March 2003.

•	The number of networks deploying MMS (Multimedia Messaging Services) has also gained rapid traction, growing from zero in December 2001 to 177 in March 2003.

•	The number of advanced wireless data subscribers (those on 2.5G and 3.0G networks) have nearly doubled since December 2001, reaching 75.5 million in March 2003. Examples of success in the 2.5G networks include:

–	The number of operators with commercial CDMA 1x networks has multiplied 7-fold since December 2001, rising from 7 to 49 in March 2003.

–	The number of operators with GPRS networks has grown substantially, rising from 84 as of December 2001, to 162 in March 2003.

•	The number of paid consumer mailboxes industry wide rose 28% from 284 million in December 2001 to 363 million in December 2002.

Historically, growth of mobile data and messaging services has depended on several factors, including the availability of data-enabled handsets, next generation data networks and compelling data services. According to Ovum research, the market for advanced data-enabled wireless handsets is expected to grow from approximately 41.8 million at the end of 2002, to 272.3 million at the end of 2005. Growth of messaging services has been fueled by an increase in broadband Internet access services. According to Ovum research, broadband Internet subscriptions are expected to grow from 64.3 million at the end of 2002 to 225.9 million at the end of 2005.

The Market Opportunity

The telecommunications industry is currently marked by a multitude of business, service and technological transitions, which have created an extremely complex and challenging environment for the operators and vendors who serve the market. Key transitions include the technology transition from 2G to 2.5G to 3G networks and circuit-switch to IP technology. Services transitions include operators moving from offering just one service to providing end users with multiple applications and personalized services. In addition, operators are experiencing key business transitions, such as charging for minutes plus transactions and amount of data packets downloaded, and selling based on increased value of service offerings rather than competing on the sole basis of price. In order to successfully manage through these transitions, we believe communication service providers seek the right technology and expertise to develop new revenue generating data services and to manage network changes with minimum disruption.

New data services are emerging and are being actively deployed by service providers who are striving to increase revenue through, among other strategies, increased mobile data usage. Basic download services are improving as next generation networks and handsets enable the delivery of animation, color content and polyphonic ring tones, while games are becoming richer and more entertaining as mobile content providers develop applications for Java-capable devices. Location technologies may be used to launch innovative new applications, such as finding nearest restaurant locations, while person-to-person messaging is expanding beyond the realm of basic text messaging, as operators offer e-mail, and photo- and multimedia-messaging services.

The Openwave Solution

We provide phone software to handset manufacturers and scalable infrastructure software, messaging applications and services to communication service providers. Our products allow communication service providers to offer new revenue generating data services such as photo messaging, application downloads including games and music, and location-based services such as identifying a mobile phone user’s location in emergency situations. In addition, handset manufacturers can use our products such as browsers and applications for exchanging multi-media messaging, to build highly differentiated handsets and services for a wide range of phones. Our next generation software platform, Openwave phone software tools Version 7, is designed to drive mobile data usage by providing a common user experience across messaging, browsers, calendars, address books and other phone applications. Our strategy is to design software products and platforms and provide services that help our customers drive incremental subscriber revenues and increase subscriber loyalty while transitioning to a world of personalized data services, multiple applications and open standards-based networks.

Products and Services

Our products are open and modular, giving customers the ability to choose, mix and match the right products and technologies to bring usability to the mobile services they offer subscribers. Regardless of the brand of handset or the type of service operators select to roll out to subscribers, our technology and products are designed to work on multiple handset devices and technologies. Openwave products portfolio includes software in the areas of client software for mass market mobile phones, mobile infrastructure products and messaging application products for the communications industry. We also have a professional services group which supports our products. For financial information about our operational segments and geographic areas, see “Notes to Consolidated Financial Statements—Note 5” in our consolidated financial statements.

Client Software for Mass Market Mobile Phones

Our client software primarily includes our mobile phone browser that is designed and optimized for wireless devices. Our client software includes Openwave Mobile Browser, Openwave phone software tools Version 7, Openwave Mobile Messaging Client, and Openwave Mobile SDK:

•	Openwave Mobile Browser is a microbrowser software designed and optimized for mass-market mobile phones and provides a rich, easy-to-use subscriber experience.

•	Openwave phone software tools Version 7 enables operators and manufacturers to offer differentiated, customized and easy-to-use services on mass market feature phones. It features three key revenue-generating client applications: the market’s leading WAP2 browser, an integrated messaging client, and a fully integrated download and content manager. The V7 architecture emphasizes best-of-breed customizability, giving operators and manufacturers more control over the user interface, and the ability to create a more consistent look and feel across the entire handset.

•	Openwave Mobile Messaging Client offers a flexible and feature rich solution enabling operators to offer services such as photo messaging, personalized web applications, and rich third-party content and is designed to drive mobile data usage by providing a common user experience across messaging, browsing, calendar, address book and other phone applications. Openwave Mobile Messaging Client Version 6.0 is built upon Openwave Multimedia Messaging Services (MMS) Toolkit technology which is installed on over two million MMS handsets.

•	Openwave Mobile SDK is a software development kit for developers and content providers seeking to build applications and content for the mobile Internet, primarily via WAP.

Mobile Infrastructure Software Products

Our mobile infrastructure software products contain the foundation software required to enable Internet connectivity to mobile devices and the functioning of a set of applications for mobile users. These products include Openwave Mobile Access Gateway, Openwave Provisioning Manager, Openwave Download Manager, and the Openwave Location Manager:

•	Openwave Mobile Access Gateway is an operator-class infrastructure software for exchanging data between the wireline Internet and wireless devices. Our market-leading gateway software includes advanced features such as WAP Push, security, billing support and differentiated classes of service. Now in its sixth generation, this product represents the heart of our mobile data services offering, providing an integrated WAP1 and WAP2 Gateway.

•	Openwave Provisioning Manager is a flexible, extensible, centralized provisioning solution for over-the-air provisioning of wireless handsets.

•	Openwave Download Manager is a content delivery solution that provides a platform for communication service providers to offer subscribers the capability to download a wide variety of media objects to their mobile handsets, such as games, ringtones and enterprise Java applets.

•	Openwave Location Manager is a software solution for the delivery of global Emergency and Commercial location-based services. Location Manager Emergency Edition supports a majority of U.S. e911 deployments and future Europe E112 deployments. Location Manager Commercial Edition supports the insertion of location intelligence into voice, SMS, WAP and MMS-based applications, works with any network and positioning determination equipment, and provides a secure interface for third-party applications and privacy management.

Messaging Applications Products

Our messaging applications products enable end users to exchange electronic mail, facsimile, voice mail and multimedia messages from PC’s, wireline telephones and mobile devices. Our messaging applications products include Openwave Email Mx, Openwave Multimedia Messaging Services Center (MMSC), Openwave IP Voice Mail and Openwave Voice Multimedia Messaging Services (MMS):

•	Openwave Email Mx is a messaging platform for multiple service creation utilized for e-mail, mobile e-mail, business messaging, voice mail, photo messaging and MMS. Built on a complete, highly scalable, IP infrastructure, the Mx Messaging Platform permits operators to leverage their investment to extend beyond e-mail into new messaging, either via a complete solution from Openwave or integration with third-party messaging applications.

•	Openwave Multimedia Messaging Services Center is the direct result of the integration of our historical development efforts in mobile access gateways and e-mail server technologies. Offering a flexible and feature rich multimedia-messaging platform, the Openwave MMSC allows operators to deliver services such as video messaging, personalized web applications, and rich third- party content.

•	Openwave IP Voice Mail is a voice messaging application that delivers voice mail over IP networks. This product is designed to take advantage of the shift of voice traffic to IP networks. Operators may recognize significant cost savings and new application flexibility by moving to open, IP-based voice mail infrastructure and away from proprietary legacy solutions.

•	Openwave Voice MMS delivers voice mail to handsets over MMS and provides users with a simple means of utilizing a mobile phone’s address book to reply, forward, compose and address voice messages.

Professional Services

Our products and our customers’ networks are complex, requiring an experienced and knowledgeable professional services, support, and training organization to provide advanced solutions to our customers. Our support organization provides both 24-hour maintenance and support services to our operator customers and maintenance and engineering support services to wireless device manufacturers, who have ported our Openwave Mobile Browser and other device applications to their wireless devices. In addition, we provide consulting services to communication service providers who license our software and engage us to perform integration services relating to commercial launches of our technology, as well as value-added services that are designed to improve the end-to-end consumer experience, ultimately increasing adoption rates for wireless data services. As of June 30, 2003, we had 127 employees in our professional services organization.

Customers

Communication Service Providers

We sell our software products worldwide, primarily to communication service providers, including wireless and wireline telecommunication operators and cable operators.

We also provide our communication service provider customers with professional services that enable them to rapidly adopt our technology and bring wireless and wireline Internet-based services and applications to market. Our professional services focus on those areas where our products interface with our customers’ internal systems such as billing, provisioning and customer care.

Our agreements with our communication service provider customers grant them nonexclusive licenses to use our software in connection with providing mobile data services to their subscribers. Pricing and payment terms for licenses are negotiated with each customer based upon subscriber count or transaction capacity. Products are licensed under either a perpetual license model or under a monthly or quarterly time-based license model. In addition, we typically provide fee-based maintenance and support services to our customers, under which they receive error corrections and remote support.

Handset Manufacturers

We license our Openwave Mobile Browser software and Openwave phone software tools Version 7 to more than 47 handset manufacturers. In addition, we provide engineering and support services to accelerate the introduction of new wireless device models that contain our Openwave client software.

Our agreements with handset manufacturers generally provide these customers with a nonexclusive license to include the Openwave Mobile Browser in the wireless devices that they sell. In addition, customers can elect to receive varying levels of fee-based maintenance and support services.

Research and Product Development

Our ability to meet our customer’s expectation of innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development. Our research and development expenses were $115.1 million, $135.1 million and $135.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. As of June 30, 2003, we had 583 employees engaged in research and product development activities.

Technology

Our success is dependent upon continued technological development and innovation. We have contributed to the development of mobile data services. Our messaging products have substantial innovation and technology dedicated to the specific and stringent needs of the service provider marketplace. Our products are based on open standards, and we contribute to the development of such standards; in particular, contributions are made in the areas of mobile Internet protocols, messaging, mobile Internet technology and enabling technologies for 2.5G and 3G networks.

Our technology is designed for deployment on very large-scale networks. Our customers require highly scalable systems, tools for monitoring and managing systems and other features specific to the size, scale and performance characteristics of their networks and service offerings. Our technology is designed with these requirements in mind and includes features such as:

•	The ability to segment and structure data for high performance access, enabling a much larger number of supported users;

•	The ability to replicate directory information for increased performance and reliability;

•	The ability to perform certain management and operations activities on the systems without downtime; and

•	Implementation techniques that utilize multi-process, multi-threaded architectures to enable efficient utilization of multiple CPU Unix servers

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

Client Software Technology

Our client software technology is designed to be embedded in limited-function devices, such as wireless devices, and has minimum hardware resource requirements. The technology includes multiple applications, such as browsing and messaging, and platform support to enable the correct and efficient operation of these applications in a wide variety of mobile devices.

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

Standards

We believe the growth and development of standards is key to our success and the success of our industry. Therefore, we take an active role in a number of industry standards organizations including the Open Mobile Alliance (OMA), the World Wide Web Consortium (W3C), Code Division Multiple Access (CDMA) Developer Group, Wireless Village, SyncML Consortium and Internet Engineering Task Force among others. In addition, the Third Generation Partnership Projects (3GPP and 3GPP2), which are the 3G standards organizations for the Global System for Mobile Communication (GSM) and CDMA, respectively, represent strategic standards for our products.

Sales, Marketing and Customer Support

We sell our products through both a direct sales force and third-party resellers. As of June 30, 2003, we had 515 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support. Our third-party resellers are strategic alliance partners such Cap Gemini, HP and IBM and mobile communications infrastructure companies such as Siemens.

International sales of products and services accounted for 60%, 68% and 66% of our total revenues for our fiscal years ended June 30, 2003, 2002 and 2001, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions.

We believe that customer service and ongoing technical support are an essential part of the sales process in the telecommunications industry. Our services organization is dedicated to the success and satisfaction of customers. Senior management and assigned account managers play an important role in ongoing account management and relationships. We believe these customer relationships will enable us to improve customer satisfaction and develop products to meet specific customer needs.

We actively recruit content and application developers to our platform and make available to them free of charge our software development kit, Openwave SDK. We also provide them with free membership in the Openwave Developer Program, free e-mail-based support and the opportunity to participate in the Openwave Developer Alliance Program.

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

In the mobile products market, our competitors include LogicaCMG, Ericsson, Nokia, Qualcomm and 7.24 Solutions. In the client products market, our competitors include Nokia, Microsoft, Access, and Teleca Systems. In the messaging products market, our competitors include LogicaCMG, Comverse, Critical Path, Ericsson, iPlanet and Nokia. In the location products market, our competitors include Ericsson, Nokia, Intrado and Siemens.

Intellectual Property Rights

Our performance depends significantly on our ability to protect our intellectual property and proprietary rights in the technologies used in our products. If we are not adequately protected, our competitors could use the technologies that we have developed to enhance their products and services, which could harm our business.

We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property and proprietary rights, but these legal means afford only limited protection. Despite the measures we take to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information which we regard as proprietary. In addition, the laws of some foreign countries may not protect our intellectual property and proprietary rights as fully as do the laws of the United States. Thus, the measures we take to protect our intellectual property and proprietary rights in the United States and abroad may not be adequate. In addition, our competitors may independently develop similar technologies.

The market for wireless communications and the delivery of Internet-based services are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of infringement claims against us grows. In addition, because patents can take many years to issue, there may be one or more patent applications now pending of which we are unaware, and which we may be accused of infringing when patent(s) issue from the application(s) in the future. To address any patent infringement claims, we may need to enter into royalty or licensing agreements on disadvantageous commercial terms. We may also have to incur significant legal expenses to ascertain the risk of infringing a patent and the likelihood of that patent being valid. A successful claim of patent infringement against us, and our failure to license the infringing or similar technology, could harm our business. In addition, any infringement claims, with or without merit, would be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.

As a member of several groups involved in setting standards for the industry, such as the OMA, we have agreed to license our intellectual property to other members of those groups on fair and reasonable terms to the extent that the intellectual property is essential to implementing the specifications promulgated by those groups. Each of the other members of the groups has agreed to similar provisions.

Employees

As of June 30, 2003, we had 1,455 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we lease a 283,000 square foot building under a 12-year lease that commenced in the fourth quarter of the fiscal year ended June 30, 2001. In addition, we have two options to extend the lease for five years each. We also have other facility leases in other locations in the United States and throughout the world.

Item 3.    Legal Proceedings.

Former employee arbitration.    A former employee commenced arbitration against us in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious constructive discharge from his employment. The demand for arbitration sought an award of damages in excess of $25 million. We made an offer to settle the entire matter to the former employee on November 13, 2002 for payment of $30,000, which was accepted by the former employee on November 27, 2002. We received the arbitrator’s entry of award and, in accordance with the settlement, made the $30,000 payment. The settlement requires the former employee to dismiss the case in its entirety, with prejudice.

IPO securities class action.    Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint is brought purportedly on behalf of all persons who purchased Openwave’s common stock from June 11, 1999 through December 6, 2000. It names as defendants Openwave and five of our present or former officers and several investment banking firms that served as underwriters of our initial public offering and secondary public offering. Pursuant to stipulation, the Court dismissed three of the individual defendants without prejudice, subject to an agreement extending the statute of limitations through September 30, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was granted as to one remaining individual defendant associated with Openwave. The motion was denied as to the claims against us and the other remaining individual defendant associated with us.

We decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Openwave defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Openwave defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

IPO derivative litigation.    On May 3, 2002, we received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case was removed to the United States District Court, Northern District of California, No. C-02-2465 VRW. Plaintiff asserts claims against the directors at the time of our initial public offering and one former officer, and the underwriters of that offering, for breach of fiduciary duty, negligence, breach of contract, and unjust enrichment. Plaintiff alleges that defendants injured Openwave because our shares were not sold for as high a price in the IPO as they otherwise could have been. We are aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, we moved to dismiss the initial complaint. Subsequently, plaintiff made demand that our Board of Directors assert Openwave’s purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, all defendants moved to dismiss the amended complaint. Subsequently, Openwave and individual defendants agreed to stay their motions, to allow the Court to consider the underwriters’ motion. On March 24, 2003, the Court granted the motion and dismissed the case with leave to amend. Plaintiff has not filed an amended complaint in federal court. On June 10, 2003, plaintiff filed a second derivative case in the Superior Court of California, San Mateo County. Lefort v. Credit Suisse First Boston Corp. et al., No. 431908. The complaint in this case makes the same allegations as the dismissed federal derivative complaint, as against the same defendants. It also adds as individual defendants other current or former officers or employees of Openwave, and some of their spouses. As against the new individual defendants and three carry-over individual defendants, the complaint alleges that these persons received money or benefits from the lead underwriter of our IPO in exchange for their influence in selecting that firm as underwriter. The complaint seeks payment of this money from these individual defendants to Openwave. The complaint appears to allege that the demand made in the federal derivative lawsuit was wrongfully refused. Openwave, individual defendants, and underwriters expect to respond to the complaint in September, 2003. We do not believe that resolution of this matter will have a material adverse effect on its financial position.

Commercial Dispute.    A reseller of our products, Intrado Inc., commenced arbitration proceedings against us on August 11, 2003 alleging breach of contract in connection with the performance of certain of our licensed software. The demand for arbitration does not include a specific demand for damages. Although the arbitration is in its preliminary stages, we believe the claims are without merit. We intend to defend the arbitration vigorously and do not believe that the resolution of this matter will have a material adverse effect on our financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has been listed for quotations on the Nasdaq National Market under the symbol OPWV. The following table sets forth the fiscal periods indicating the high and low closing sales prices for our common stock.

Stock price by quarter	High	Low
Fiscal year ended June 30, 2003
First quarter	$5.06	$0.60
Second quarter	$3.09	$0.46
Third quarter	$2.34	$1.15
Fourth quarter	$2.77	$1.47

Fiscal year ended June 30, 2002
First quarter	$33.24	$12.48
Second quarter	$12.09	$6.64
Third quarter	$10.90	$5.49
Fourth quarter	$6.70	$4.65

As of August 15, 2003, there were 772 holders of record of our common stock. We have not paid any dividends and currently intend to retain future earnings for reinvestment in our business or the repurchase of outstanding shares of our common stock. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

On October 4, 2002, we issued approximately 161,000 unregistered shares in the purchase of infrastructure software technology from Personity, Inc. We believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) or another applicable exemption.

Item 6.    Selected Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2003, 2002, 2001, 2000 and 1999 and the consolidated balance sheet as of June 30, 2003, 2002, 2001, 2000 and 1999 are derived from our financial statements which have been audited by KPMG LLP. The quarterly results of operations for the years ended June 30, 2003 and 2002 represent information that is unaudited. The information is presented for illustrative purposes only and is not necessarily indicative of the periods shown, nor is it necessarily indicative of future results or financial position. Certain amounts in the consolidated financial statements have been reclassified to conform to the June 30, 2003 presentation.

You should also consider that on November 17, 2000, we merged with Software.com, Inc. in a transaction that was accounted for as a pooling-of-interests. In recording the pooling-of-interests combination, Software.com, Inc.’s consolidated financial statements for the year ended December 31, 1999 were combined with our consolidated financial statements for the years ended June 30, 1999. As of the merger date, Software.com changed its fiscal year end to June 30 to conform to our fiscal year end. Software.com’s consolidated financial statements for the year ended June 30, 2000 were combined with our consolidated financial statements for the same period. Software.com’s unaudited results of operations for the six months ended December 31, 1999 included revenues of $29.0 million, expenses of $37.2 million and net loss of $8.2 million. An adjustment has been made in stockholders’ equity as of June 30, 2000 to eliminate the effect of including Software.com’s unaudited results of operations for the six months ended December 31, 1999 in both the years ended June 30, 2000 and 1999.

The following table sets forth yearly results of operations for fiscal years 2003, 2002, 2001, 2000 and 1999.

	Years ended June 30,
	2003	2002	2001	2000	1999
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$143,034	$238,796	$344,990	$93,126	$32,076
Maintenance and support services	78,530	76,273	60,264	25,835	13,507
Professional services(1)	27,048	44,484	63,814	29,307	14,800
Project revenues	19,343	5,279	—	—	—

Total revenues	267,955	364,832	469,068	148,268	60,383

Cost of revenues:
License	6,064	9,237	21,945	6,742	3,046
Maintenance and support services	28,972	30,848	28,875	14,889	5,797
Professional services(1)	23,554	26,849	40,760	18,831	8,685
Project costs	17,369	4,708	—	—	—

Total cost of revenues	75,959	71,642	91,580	40,462	17,528

Gross profit	191,996	293,190	377,488	107,806	42,855

Operating expenses:
Research and development	115,119	135,136	135,020	59,889	28,934
Sales and marketing	115,199	161,046	148,811	68,421	33,597
General and administrative	46,998	56,470	59,320	24,061	12,099
Restructuring and other related costs	93,117	37,732	—	—	—
Stock-based compensation*	3,681	14,866	10,971	10,184	2,236
Amortization and impairment of goodwill and other intangible assets	10,135	1,136,109	636,282	216,614	329
In-process research and development	400	—	—	27,700	3,210
Merger, acquisition, and integration-related costs	386	570	88,850	10,395	—

Total operating expenses	385,035	1,541,929	1,079,254	417,264	80,405

Operating loss	(193,039)	(1,248,739)	(701,766)	(309,458)	(37,550)
Interest income and other, net	6,941	11,445	25,760	23,220	2,829
Impairment of nonmarketable equity securities	(5,328)	(5,585)	(1,000)	—	—

Loss before provision for income taxes, accretion on redeemable convertible preferred and cumulative effect of change in accounting principle	(191,426)	(1,242,879)	(677,006)	(286,238)	(34,721)
Income taxes	(10,985)	(17,879)	(12,988)	(2,019)	(2,316)

Loss before accretion on redeemable convertible preferred stock and cumulative effect of change in accounting principle	(202,411)	(1,260,758)	(689,994)	(288,257)	(37,037)
Accretion on redeemable convertible preferred stock	—	—	—	—	(403)

Loss before cumulative effect of change in accounting principle	$(202,411)	$(1,260,758)	$(689,994)	$(288,257)	$(37,440)
Cumulative effect of change in accounting principle	(14,547)	—	—	—	—

Net loss attributable to common stockholders	$(216,958)	$(1,260,758)	$(689,994)	$(288,257)	$(37,440)

Basic and diluted net loss per attributable to common stockholders per share:
Before cumulative effect of change in accounting principle	$(1.14)	$(7.28)	$(4.17)	$(2.06)	$(0.52)
Cumulative effect of change in accounting principle	.08	—	—	—	—

Basic and diluted net loss attributable to common stockholders per share	$(1.22)	$(7.28)	$(4.17)	$(2.06)	$(0.52)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	177,943	173,193	165,426	139,921	71,514

* Stock-based compensation by category:
Research and development	$1,202	$8,856	$6,892	$8,924	$2,236
Sales and marketing	510	822	2,591	1,260	—
General and administrative	1,969	5,188	1,488	—	—

	$3,681	$14,866	$10,971	$10,184	$2,236

(1)	Historical amounts have been reclassified to conform to current period presentation in accordance with EITF No. 01-14 (formerly Topic D-103)

	As of June 30,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$172,684	$214,199	$348,493	$523,007	$186,009
Long-term investments and restricted cash and investments	61,466	102,311	41,873	20,700	—
Total assets	366,669	530,712	1,726,722	2,361,225	250,825
Long-term obligations and redeemable preferred stock	—	—	754	3,319	6,254
Total stockholders’ equity	182,278	392,896	1,557,953	2,192,376	177,456

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

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

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

Another critical judgment involves the “fixed or determinable” criterion. We consider payment terms where 80% of arrangement fees are due within 12 months from delivery to be normal. Payment terms beyond 12 months from delivery are considered extended and when greater than 20% of an arrangement fee is due beyond 12 months from delivery, revenue is recognized when due and payable. In arrangements where fees are due at least 80% within one year or less from delivery, we consider the entire arrangement fee as “fixed or determinable.”

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

During the year ended June 30, 2002, we entered into a significant contract with a service partner, under which we will port our software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner will resell our products and engage in other joint activities. We recognize porting services revenues from this contract as project revenues in our Consolidated Statement of Operations as the services are performed. With our adoption of EITF 00-21, Revenue Arrangements with Multiple Deliverables, during the quarter ended December 31, 2002, we separate the reseller and porting activities related to the project and will recognize reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

Allowance for Doubtful Accounts

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any billed or unbilled invoice greater than 60 days past due to determine if a specific reserve is needed based on the risk category. In addition, we maintain a general reserve for all invoices billed, and not included in the specific reserve, by applying a percentage based on each 30-day age category. For unbilled invoices with no specific reserve application, we generally apply a percentage to the entire balance. In determining these percentages, we analyze our historical collection experience and current economic trends.

In calculating the reserve balance needed, we first reduce any accounts receivable balances if the arrangements underlying the billed invoices are determined to have offsetting balances in deferred revenue. Further, in circumstances where the entire relationship with a customer is at risk, all amounts in deferred revenue are used to offset all invoices related to the customer. Next, the remaining accounts receivable balance is reduced by subsequent receipts that are received prior to the allowance calculation. We then identify specific high-risk accounts, both billed and unbilled amounts, where collection is deemed unlikely and include the balance, or a portion of the balance, in the specific reserve. The remaining accounts receivable balance is segregated into 30-day aged categories and a general reserve percentage is applied to each category. A reserve percentage is also applied to the remaining unbilled amounts.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate. Circumstances that have caused an increase to the allowance for doubtful accounts have been primarily due to a deterioration of the telecommunications industry over the last three years, primarily in Europe and Asia, excluding Japan, as well as downturns in the cable operator industry. The contraction of relevant economies may result in more customers being placed in the specific account reserve category, thereby increasing our reserve estimate and negatively impacting operating results.

Impairment Assessments

(a)  Goodwill and other intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

As part of our impairment assessment, we examine products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. If indicators suggest the carrying value of our long-lived assets may not be recoverable, we complete an analysis of our long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using estimates of undiscounted cash flows in order to determine if any impairment of our fixed assets and other intangibles exists.

With the adoption of SFAS No. 142 on July 1, 2002, we have determined there is a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. While we have selected the three months ending March 31 as the period in which the required annual impairment test will be performed, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the three months ended March 31, 2003, we performed this analysis and determined that there was no impairment of the remaining goodwill of $723,000.

During the year ended June 30, 2003, we completed an acquisition of a business, SignalSoft, for $63.9 million. At September 30, 2002, we had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in our market capitalization through September 30, 2002, as well as our announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of our goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test, we determined that none of our long-lived assets have been impaired under SFAS No. 144. We concluded that we are a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization under SFAS No. 142. Considering the significant decrease in our market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the three months ended December 31, 2002 related to finalization of the purchase price allocation, the goodwill related to these adjustments was fully impaired during the three months ended December 31, 2002. The impairment of the goodwill resulted in impairment charges of $8.0 million for the year ended June 30, 2003 under “Amortization and impairment of goodwill and other intangible assets” in our Consolidated Statements of Operations.

During the year ended June 30, 2002, prior to the adoption of SFAS No. 142, we performed two separate impairment analyses as a result of changes within the telecommunications industry that led to reductions in our forecasted revenue. The triggering events for the quarters ended December 31, 2001 and June 30, 2002 include the restructuring plan that was announced during the quarter ended December 31, 2001 and the significant decrease in our market capitalization during the quarter ended June 30, 2002. For the December 31, 2001 impairment analysis, assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For the June 30, 2002 analysis, to the extent that cash flows were not identifiable at the product level, we assessed impairment at the enterprise level. If the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amount of the assets, we recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeded the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3% during the quarter ended December 31, 2001 and 22.6% during the quarter ended June 30, 2002. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the risk-free rate, the expected return on the market portfolio and our risk-based rate. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with Accounting Principles Board Opinion No. 17, Intangible Assets.

As a result of the impairment analyses, we recorded a $618.3 million impairment charge during the fiscal year ended June 30, 2002 within “Amortization and impairment of goodwill and other intangible assets” in our Consolidated Statements of Operations. The $17.4 million of goodwill and intangible assets remaining on our balance sheet at June 30, 2002 consists of goodwill and intangible assets related to the Ellipsus acquisition. Upon the adoption of SFAS No. 142 as of July 1, 2002, $14.5 million of goodwill related to the Ellipsus acquisition was recorded as a cumulative effect of change in accounting principle in our Consolidated Statements of Operations.

(b)  Strategic investments

We regularly perform an impairment assessment of our strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency and its access to future capital. During the year ended June 30, 2003, total impairment charges were $5.3 million relating to three investments. In the prior fiscal year, four investments aggregating $5.6 million in privately-held companies had incurred a decline in value that was considered other-than-temporary. These impairment charges are recorded within “Impairment of nonmarketable equity securities” in our Consolidated Statements of Operations. As of June 30, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million and is recorded within “Deposits and other assets” in our Consolidated Balance Sheets.

Restructuring—related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate representing the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease or changes in actual sublease rates). We have estimated that the lease loss for the fiscal 2003 and fiscal 2002 restructuring plans could be as much as $27.5 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits including the remaining time employees will be retained, the estimated severance period, as well as the estimated legal accruals. The severance and employment-related charges for the fiscal 2003 restructuring plan could be higher than these estimates should actual costs exceed these estimates.

Results of Operations

Fiscal Years Ended June 30, 2003, 2002 and 2001

Revenues

We generate four different types of revenue. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication service providers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project revenues are derived from a porting services project. The majority of our revenues have been to a limited number of customers and our sales are highly concentrated. Significant customers during years ended June 30, 2003, 2002 and 2001 include Sprint, KDDI and mm02. Sales to Sprint accounted for 13%, 5% and 7% of total revenues during the years ended June 30, 2003, 2002 and 2001, respectively. Sales to KDDI accounted for 11%, 20% and 16% of total revenues during years ended June 30, 2003, 2002 and 2001, respectively. Sales to mm02 accounted for 2%, 8% and 15% of total revenues for the years ended June 30, 2003, 2002 and 2001, respectively. No other customers have accounted for 10% or more of total revenues for the years ended June 30, 2003, 2002 and 2001.

The following table presents selected revenue information for the fiscal years ended June 30, 2003, 2002 and 2001, respectively:

	Years Ended June 30,
	2003	Percent Increase (Decrease)	2002	Percent Increase (Decrease)	2001
	($ in thousands)
Revenues
License	$143,034	(40.1)%	$238,796	(30.8)%	$344,990
Maintenance and support	78,530	3.0	76,273	26.6	60,264
Professional services	27,048	(39.2)	44,484	(30.3)	63,814
Project	19,343	266.41	5,279	N/A	—

Total revenues	$267,955	(27.0)%	$364,832	(22.2)%	$469,068

Percent of revenues
License	53.4%	(12.1)	65.5%	(8.1)	73.6%
Maintenance and support	29.3	8.4	20.9	8.1	12.8
Professional services	10.1	(2.1)	12.2	(1.4)	13.6
Project	7.2	5.8	1.4	N/A	—

Total revenues	100.0%		100.0%		100.0%

License Revenues

The decrease in license revenues for all comparable periods was primarily attributed to the economic downturn that significantly affected the telecommunications market, which resulted in a reduced number and value of new contracts and a decrease in the subscriber adoption rate over the prior year. In addition, increased competition, particularly in Europe, caused a further decline in license revenues.

Maintenance and Support Services Revenues

The increase in maintenance and support services revenues reflects the growth in the subscriber base of our customers and our ability to maintain contractual renewal rates of existing customer agreements.

Professional Services Revenues

The decrease in professional services revenues from fiscal 2001 through fiscal 2003, was primarily due to a decrease in the number of new commercial launches of our technology.

Project Revenues

Project revenues, a new revenue category for us in fiscal year 2002, totaled $19.3 million and $5.3 million for fiscal years 2003 and 2002, respectively, and represent amounts recognized under our porting services arrangement with a service partner. Project revenues represented 7.2% and 1.4% of total revenues for the fiscal years ended June 30, 2003 and 2002, respectively.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the fiscal years ended June 30, 2003, 2002 and 2001, respectively:

	Years Ended June 30,
	2003	Percent Increase (Decrease)	2002	Percent Increase (Decrease)	2001
	($ in thousands)
Cost of Revenues
License and customer contract intangibles	$6,064	(34.3)%	$9,237	(57.9)%	$21,945
Maintenance and support	28,972	(6.1)	30,848	6.8	28,875
Professional services	23,554	(12.3)	26,849	(34.1)	40,760
Project	17,369	268.9	4,708	N/A	—

Total cost of revenues	$75,959	6.0%	$71,642	(21.8)%	$91,580

Cost as a percent of related revenues
License and customer contract intangibles	4.2%	0.3	3.9%	(2.5)	6.4%
Maintenance and support	36.9	(3.5)	40.4	(7.5)	47.9
Professional services	87.1	26.7	60.4	(3.5)	63.9
Project	89.8	0.6	89.2	N/A	—

Gross margin per related revenue
License and customer contract intangibles	95.8	(0.3)	96.1	2.5	93.6
Maintenance and support	63.1	3.5	59.6	7.5	52.1
Professional services	12.9	(26.7)	39.6	3.5	36.1
Project	10.2	(0.6)	10.8	N/A	—

Total gross margin	71.7%	(8.7)	80.4%	(0.1)	80.5%

Cost of License Revenues

Cost of license revenues consists primarily of the following: third-party license and related support fees; amortization of customer contract and relationship intangibles related to our acquisition of SignalSoft that was completed during the year ended June 30, 2003; and costs associated with our Applications Service Provider (ASP) business that we determined during the fourth quarter of fiscal 2001 would be exited, and a majority of the costs were completed by the end of the second quarter of fiscal 2002.

The decrease in cost of license revenues during the fiscal 2003 as compared to fiscal 2002 was primarily a result of the cost of exiting our ASP business, offset by $2.1 million in amortization of customer contract and relationship intangibles. The decrease in cost of license revenues during fiscal 2002, as compared fiscal 2001, was primarily a result of the cost of exiting our ASP business.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers.

The decrease in costs for fiscal 2003 compared to fiscal 2002 was primarily due to our product realignment and restructuring efforts. Average maintenance and support headcount decreased by 24 employees in fiscal 2003, as compared to the prior year.

The increase in costs for fiscal 2002 compared to fiscal 2001 was primarily the result of an average increase in headcount of 12 people needed to service the increased demand of our customers.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead.

The decrease in costs for fiscal 2003 compared to fiscal 2002, and fiscal 2002 compared to fiscal 2001 was primarily due to our product realignment and restructuring efforts resulting in a decrease in average headcount of 52 employees for fiscal 2003, as compared to fiscal 2002, and a average decrease of 57 employees for fiscal 2002, as compared to fiscal 2001. The decrease in headcount during fiscal 2003, as compared to fiscal 2002, was partially offset by higher consulting costs allocated to cost of professional services in fiscal 2003 due to the reorganization of the professional service departments during the first quarter fiscal 2003 restructuring.

Professional services gross margin decreased from 39.6% in fiscal 2002 to 12.9% during fiscal 2003. This decrease in margin was primarily due to lower revenues associated with the slowdown in the telecommunications market, the timing of revenue and expense recognition on certain multiple-element arrangements, as well as the realignment of the sales force during the first quarter fiscal 2003 restructuring.

Professional services gross margin increased from 36.1% in fiscal 2001 to 39.6% in fiscal 2002. This increase in margin was primarily due to increased efficiencies resulting in lower overhead costs.

Cost of Project Revenues

The cost of project revenues, a new cost category in fiscal year 2002, includes direct costs incurred in the performance of porting services for an arrangement with a service partner.

Operating Expenses

We have reduced costs and expenses to better align our resources with revenue opportunities anticipated in the current information technology market. In the fiscal years ended June 30, 2003 and 2002, we announced three separate restructurings that reduced or will reduce our workforce by approximately 12%, 24% and 17%, respectively. The reduced costs associated with the restructurings were primarily recognized during the latter of fiscal 2003 and fiscal 2002, respectively. Therefore, average overall headcount increased by 81 people during fiscal 2002 as compared to fiscal 2001 and decreased by 392 people during fiscal 2003 as compared to fiscal 2002. In addition to the restructurings, we also reduced variable costs across the company as a result of discretionary spending controls. In addition, in September 2001, we suspended the worldwide bonus plan and reversed the entire accrued expense. However, in fiscal 2003, we incurred employee bonuses paid based upon the achievement of customer satisfaction results and other current bonus programs were initiated for a select group of employees.

The following table represents operating expenses for the three fiscal years ended June 30, 2003, 2002 and 2001 respectively:

	Years Ended June 30,
	2003	Percent Increase (Decrease)	2002	Percent Increase (Decrease)	2001
	($ in thousands)
Research and development	$115,119	(14.8)%	$135,136	0.1%	$135,020
Sales and marketing	115,199	(28.5)	161,046	8.2	148,811
General and administrative	46,998	(16.8)	56,470	(4.8)	59,320
Restructuring and other costs	93,117	146.8	37,732	N/A	—
Stock-based compensation	3,681	(75.2)	14,866	35.5	10,971
Amortization and impairment of goodwill and other intangible assets	10,135	(99.1)	1,136,109	78.6	636,282
In-process research and development	400	N/A	—	—	—
Merger and integration costs	386	(32.3)	570	(99.4)	88,850

Total operating expenses	$385,035	(75.0)%	$1,541,929	42.9%	$1,079,254

Percent of revenues
Research and development	43.0%	6.0	37.0%	8.2	28.8%
Sales and marketing	43.0	(1.1)	44.1	12.4	31.7
General and administrative	17.5	2.0	15.5	2.9	12.6

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development. We believe that investments in research and development, including recruiting and hiring of software developers, are critical to remain competitive in the market place and are directly related to continued timely development of new and enhanced products.

As a result of our restructuring efforts, average research and development headcount decreased by 111 employees during the year ended June 30, 2003 compared to the prior fiscal period. The decrease in the headcount resulted in a $6.6 million decrease in salaries and other salary-related costs for the comparative period. In addition, the transition of certain employees to departments associated with project revenues decreased total research and development expenses by $10.0 million. We also incurred lower overall facility and IT department charges of $6.8 million due to the restructurings and other cost saving measures, as well as lower other overall costs of $3.6 million. The overall decrease was offset primarily by an increase in our dependence on contractors leading to a $500,000 increase in contingent workers expense due primarily to our decision to outsource certain projects to companies located in other countries such as India; and an overall increase in bonus expense of $6.5 million.

Our average research and development headcount increased by 40 employees during the year ended June 30, 2002, resulting in a $9.7 million increase in salaries and other salary-related costs for the year compared to the prior fiscal period. In addition, we incurred higher overall facility and IT department charges of $4.4 million as a result of the expansion of our facilities including our headquarters in Redwood City during 2002, as well as higher other overall costs of $2.9 million. The overall increase was offset primarily by our decision during the fiscal 2002 restructuring to decrease our dependence on contractors leading to a $4.0 million decrease in contingent workers expense, a decrease in employee staffing development charges that was primarily due to decreases in recruiting fee payments of $4.2 million as a result of a less competitive job market, and a decrease in bonus expense of $9.4 million.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

As a result of our restructuring efforts, average sales and marketing headcount decreased by 174 employees during the fiscal year 2003 compared to fiscal 2002 resulting in a $17.3 million decrease in salaries and other salary-related costs for the year as compared to the prior fiscal period. The transition of certain employees to departments associated with project revenues decreased total expenses by $400,000. We also incurred lower overall facility and IT department charges of $14.3 million as a result of the restructuring, as well as lower other overall costs of reductions of $10.6 million due to our cost cutting efforts. Employee staffing development charges decreased primarily due a decrease in recruiting fees of $2.4 million. We also decreased our dependence on contractors leading to a decrease of $1.3 million in contingent workers expense. Finally, commission expense decreased $1.6 million as a result of lower overall revenue. The overall decrease was offset primarily by an increase in bonus expense of $2.1 million.

Our average sales and marketing headcount increased by 75 employees during the year ended June 30, 2002, resulting in a $13.5 million increase in salaries and other salary-related costs for the year as compared to the prior fiscal period. In addition, we incurred higher overall facility and IT department charges of $7.1 million as a result of the expansion of our facilities including our headquarters in Redwood City during 2002, as well as higher other overall costs of $1.2 million. The overall increase was offset primarily by a decrease in our dependence on contractors leading to a $800,000 decrease in contingent workers expense, a decrease in employee staffing development charges that was primarily due to decreases in recruiting fees of $1.6 million as a result of a less competitive job market, a decrease in commission expense of $3.6 million as a result of lower overall revenue, and a decrease in bonus expense of $3.6 million.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and related facility costs for our finance, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for doubtful accounts, and expenses associated with computer equipment and software used in administration of the business.

As a result of our restructuring efforts, average general and administrative headcount decreased by 31 employees during the year ended June 30, 2003 compared to the prior fiscal period. The decrease in headcount resulted in a $900,000 decrease in salaries and other salary-related costs for the year compared to the prior fiscal period. Other costs savings included a decrease in our dependence on contractors leading to a decrease in expenses of $1.9 million, employee staffing charges decreased primarily due to a decrease in recruiting fees of $2.9 million, and other overall costs decreased $2.8 million. The provision for doubtful accounts decreased $7.6 million as a result of the net accounts receivable balance decrease of approximately $34.4 million and improved cash collections. Additionally, lower bad debt expense was required as a result of decreased risk associated with the accounts after certain amounts reserved for in the prior year were written off. This decrease was offset by an increase in bonus expense of $6.6 million.

Our average general and administrative headcount increased by 12 employees during the year ended June 30, 2002, resulting in a $4.2 million increase in salaries and other salary-related costs for the year compared to the prior fiscal period. This increase was offset by a decrease bonus expense of $2.1 million, as well as a decrease in other expenses of $4.9 million due to the restructuring.

Restructuring and Other Costs

As a result of our change in strategy and our desire to improve our cost structure, we announced three separate restructurings during the years ended June 30, 2003 and 2002. (See also Restructuring-related assessments under Critical Accounting Policies.) These restructurings included the fiscal 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal 2002 restructuring (FY2002 Restructuring.)

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in our workforce of approximately 170 employees who we expect to terminate during the quarter ended September 30, 2003. In connection with the implementation of the restructuring plan, we incurred $8.6 million in charges during the year-ended June 30, 2003. The restructuring costs included facility and equipment costs of $1.3 million, severance and employment related charges of $5.6 million, and other restructuring related costs of $1.7 million. Further, we expect to incur additional charges of approximately $2.5 million to $3.5 million during the first half of fiscal 2004, as a result of additional facilities that we plan to vacate as well as other restructuring charges. This restructuring effort is expected to lead to approximately $10 million of cost reductions within the next two to three quarters beginning with the quarter ended September 30, 2003, of which approximately 25% is expected to be realized in cost of revenues, 35% in research and development departments, 25% in sales and marketing departments and 15% in the general and administrative departments. The remaining restructuring accrual as of June 30, 2003 of $6.5 million consists of $5.9 million that is expecting to be paid during the year-ended June 30, 2004 and $600,000 expecting to be paid through various dates by February 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in our workforce of approximately 480 employees as of June 30, 2003. In connection with the implementation of this restructuring plan, we incurred $82.4 million in charges during the year-ended June 30, 2003. The restructuring costs included facility and equipment costs of $63.9 million, severance and employment related charges of $18.2 million, and other restructuring related costs of $300,000. This restructuring effort lead to approximately $25 to $30 million in quarterly cost savings, of which approximately 26% was realized in cost of revenues, 40% in research and development departments, 23% in sales and marketing departments and 11% in the general and administrative departments. The remaining accrual as of June 30, 2003 of $50.8 million consists of $8.8 million that will be paid during the year ended June 30, 2004 and $42.0 million that we expect to pay through various dates by April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of our desire to improve our cost structure and profitability. This 2002 restructuring plan resulted in a decrease in our workforce of approximately 400 employees during the fiscal year-ended June 30, 2002. In connection with the implementation of the restructuring plan, during the year ended June 30, 2002 we incurred a total charges of $35.8 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. During the year ended June 30, 2003, we incurred additional restructuring charges of $2.1 million. The restructuring costs included facility and equipment costs of $24.8 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. The restructuring effort led to $25 to $30 million in quarterly cost savings, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments. The remaining restructuring accrual as of June 30, 2003 of $9.2 million is expected to be paid through various dates by 2012.

The following table summarizes the future payments on fiscal years 2003 and 2002 remaining restructuring liabilities:

Year ending June 30,	Cash Payable
(in thousands)
2004	$18,739
2005	10,496
2006	5,844
2007	5,312
Thereafter	24,207

64,598
Add Non Cash*	1,912

$66,510

*	Primarily represents deferred rent obligations related to facilities.

Stock-Based Compensation

	Years Ended June 30,
	2003	2002	2001
	(in thousands)
Stock-based compensation by category
Research and development	$1,202	$8,856	$6,892
Sales and marketing	510	822	2,591
General and administrative	1,969	5,188	1,488

	$3,681	$14,866	$10,971

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, options issued to nonemployees and restricted stock granted to executives and other employees at exercise prices below the current fair value of our stock.

During the year ended June 30, 2003, we reversed $1.7 million, of research and development stock-based compensation related to employees who have left Openwave, a result of a reduction in the estimate of the time period over which the corresponding employees would vest in the stock options. Excluding the reversal, stock-based compensation decreased $9.4 million during fiscal year 2003, as compared to the respective prior period, primarily due to continued amortization of deferred stock-based compensation.

Stock-based compensation increased $3.9 million from 2001 to 2002 primarily as a result of the Avogadro acquisition. Amortization of stock-based compensation related to the Avogadro acquisition for fiscal year 2002 totaled $7.4 million. Excluding the additional amortization relating to Avogadro, stock-based compensation would have decreased $3.5 million during fiscal year 2002 from continued amortization of stock-based compensation.

Amortization and Impairment of Goodwill and Other Intangible Assets, In-process Research and Development, and Cumulative Effect of Change in Accounting Principle

	Years Ended June 30,
	2003	2002	2001
	(in thousands)
Amortization of goodwill and intangible assets(a)	$2,090	$517,837	$636,282
Amortization of acquisition-related contract intangibles(a)	2,141	—	—
In-process research and development(b)	400	—	—
Impairment of goodwill and intangible assets(c )	8,045	618,272	—
Cumulative effect of change in accounting principle(d )	14,547	—	—

Total amortization and impairment of goodwill and intangible assets	$27,223	$1,136,109	$636,282

Up until our adoption of SFAS No. 142 on July 1, 2002, we were amortizing goodwill and other intangible assets on a straight-line basis over a three- to five-year period. During the year ended June 30, 2002, we performed two separate impairment analyses and recorded a total impairment charge to the remaining goodwill on the acquisitions acquired prior to June 30, 2002 of $618.3 million. During the year ended June 30, 2003, we performed an additional impairment analysis on the goodwill acquired in the acquisition of SignalSoft and recorded $8.0 million in impairment charges. The impairment charges for both years were reported in “Amortization and impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations. As of June 30, 2003, we have $723,000 in goodwill, and in accordance with SFAS No. 142, the goodwill will not be amortized, but will be tested for impairment in the future which may result in future impairment losses.

(a)  The decrease in amortization of goodwill and other intangible assets for years ended June 30, 2003 and 2002, as compared to their respective prior fiscal years, was primarily due to the impairment of goodwill and other intangibles during fiscal year 2002. In addition, the amortization of acquisition-related contract intangibles in the amount of $2.1 million for the year ended June 30, 2003 was a result of the acquisition of SignalSoft and was recorded within “Cost of revenues: License” in the Consolidated Statements of Operations.

(b)  In-process research and development represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was expensed when we acquired SignalSoft, and was reflected in our Consolidated Statements of Operations for the year ended June 30, 2003. See discussion of the In-process research and development below.

(c )  In addition to the discussion above regarding the impairment of goodwill and intangible assets, see “Critical Accounting Policies and Judgments—Impairment Assessments” for further discussion.

(d )  During the year ended June, 30, 2003, we adopted SFAS No. 142 and recognized a transitional impairment of $14.5 million, which was reported as a cumulative effect of change in accounting principle.

In-Process Research and Development

For the acquisition of SignalSoft completed in July 2002, we allocated a portion of the purchase price to developed technology and in-process research and development (IPR&D). This allocation was based on whether or not technological feasibility had been achieved and whether there was an alternative future use for the technology. SFAS No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, sets guidelines for establishing technological feasibility. In general, SFAS No. 86 indicates that all costs of a product’s development should be expensed as incurred until technological feasibility, the point at which all significant risks of the development effort have been resolved, has been met. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. Approximately $400,000 of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use were expensed at the time of the purchase according to the provisions of FASB interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. The estimated fair value of these projects was based on their discounted cash flow model. The expensed amount is recorded in our Consolidated Statement of Operations for the year ended June 30, 2003.

Merger, Acquisition and Integration-Related Costs

As a result of the SignalSoft acquisition, we recorded merger, acquisition and integration-related costs in the amount of $386,000 for the year ended June 30, 2003 relating to retention bonuses for employees and other costs incurred solely as a result of the integration. Merger, acquisition and integration-related costs for the prior fiscal years totaled $89.5 million relating to the merger with Software.com, of which $570,000 were incurred during fiscal year 2002, and $88.9 million were incurred during the prior fiscal year. The $570,000 represented professional service fees associated with the merger. The remaining $88.9 million in merger and integration-related costs consist of merger costs totaling approximately $79.8 million made up of banker’s fees of $73.4 million, regulatory fees of $2.2 million, and professional services of $4.2 million, and the remaining $9.1 million were integration-related costs associated with our name change and other consulting fees as a result of the merger with Software.com.

Interest Income and Other, Net

Interest income and other, net, totaled $6.9 million, $11.4 million and $25.8 million for the years ended June 30, 2003, 2002 and 2001, respectively. The decreases in interest income for all of the comparable periods, was due to a reduced cash balance driven by the cash used to fund our operations, as well as the general decrease in interest rates during the periods.

Impairment of Nonmarketable Equity Securities

During the years ended June 30, 2003, 2002 and 2001, we impaired nonmarketable equity securities of $5.3 million, $5.6 million and $1 million, respectively. The impairments recorded represented three, four and one strategic investment(s) during the years ended June 30, 2003, 2002 and 2001, respectively. See Item 7, “Critical Accounting Policies and Judgements—Impairment Assessments” for further discussion.

Income Taxes

Income tax expense totaled $11.0 million, $17.9 million and $13.0 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 4% to 6% of revenues.

In light of our recent history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $402.0 million, respectively.

Liquidity and Capital Resources

Operating Lease Obligations/Off-Balance Sheet Arrangements

As of June 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. In March 2000, we entered into a lease for approximately 283,000 square feet of office space in Redwood City, California. The lease terms that commenced in April 2001 and requires a base rent of $3.25 per square foot per month increasing by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date. The agreement required that the we provide a letter of credit in the amount of $16.5 million. As of June 30, 2000, we guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit, of cash equivalents and investments to be held in trust as security for the letter of credit. During the fiscal year ended June 30, 2002, we guaranteed additional letters of credit and pledged approximately $1.6 million for additional new locations outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 1.34% interest as of June 30, 2003, and the resulting income earned is not subject to any restrictions.

We had a financial commitment that was created in forming a joint venture during the year ended June 30, 2002 with a foreign partner within the Peoples Republic of China (“PRC”). Effective January 2003, prior to making any capital contribution, we mutually agreed with our partner in the PRC to terminate each of our respective obligations under the joint venture agreement. The purpose of the proposed joint venture was to provide a central point from which to provide software and services to China Unicom. China Unicom continues to be an important customer, and we have in the past provided, and expect in the future to continue to provide, software and services to China Unicom through channels other than the proposed joint venture.

We obtained a majority of our cash and investments from public offerings. Except for the operating lease obligations discussed above, we do not have any off-balance sheet arrangements as of June 30, 2003. All contractual obligations and commercial commitments have been reflected in the financial statements.

The following table discloses our gross contractual obligations as of June 30, 2003 (in thousands):

	Payments due during the year ended June 30,
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligation:
Operating lease obligations	$203,060	$27,096	$25,507	$21,050	$20,442	$19,239	$89,726

Working capital and cash flows

The following table presents selected financial information and statistics as of June 30, 2003, 2002 and 2001, respectively:

	As of June 30,
	2003	Percent Change	2002	Percent Change	2001
	($ in thousands)
Working capital	$115,658	(40.6)%	$194,710	(44.7)%	$351,865
Cash and cash investments:
Cash and cash equivalents	139,339	(1.0)	140,699	(13.1)	161,987
Short-term investments	33,345	(54.6)	73,500	(60.6)	186,506
Long-term investments	39,195	(51.0)	79,962	277.7	21,173
Restricted cash	22,271	(0.3)	22,349	8.0	20,700

Total cash and cash investments	$234,150	(26.0)%	$316,510	(18.9)%	$390,366

	Years Ended June 30,
	2003	2002	2001
Cash used for operating activities	$(58,048)	$(32,032)	$(77,308)
Cash provided by investing activities	53,736	29,677	76,183
Cash provided by (used for) financing activities	2,952	(19,070)	42,678

We obtained a majority of our cash and investments through prior public offerings. While we believe that our current working capital and its anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

(a)  Working Capital

The decrease in working capital of 40.6% and 44.7% for the years ended June 30, 2003 and 2002, respectively, as compared to their respective prior fiscal years, was primarily a result of the cash spent to fund operations, cash spent on integration, restructuring and other costs, as well as a change in our investment policy. During the year ended June 30, 2001, we shifted our investment policy from short-term to long-term in order to obtain higher interest rate returns. As a result of this change in policy, we had long-term investments of $39.2 million, $80.0 million, and $21.2 million at June 30, 2003, 2002 and 2001, respectively.

(b)  Cash used for operating activities

During the years ended June 30, 2003 and 2002, we incurred charges related to our restructuring as a result of our desire to improve our cost structure, profitability, and change in our strategy. The restructuring resulted in $26.6 million and $16.0 million of cash used in operations for the years ended June 30, 2003 and 2002. Excluding restructuring, the cash flows used for operating activities totaled $31.4 million, $16.0 million, and $77.3 million for the years ended June 30, 2003, 2002 and 2001, respectively.

During the year ended June 30, 2001, we experienced our highest revenue as a company to date, which in turn lead to accounts receivable balance of $153.7 million as of June 30, 2001. Offsetting the increased cash flow from sales was an increase in average headcount of 1,055 employees necessary to meet our customers needs. We ended the June 30, 2001 year with cash flow used in operations in the amount of $77.3 million.

During the year ended June 30, 2002, our revenue decreased by $104.2 million leading to a decrease in accounts receivable of $46.5 million that was used to fund our operations. Our operations included higher salary expense than the prior fiscal period as a result of an increase in average headcount of 81 employees as compared to the prior year. Despite FY 2002 restructuring, average headcount increased during fiscal 2002 as compared to the prior year since the benefits of reduced headcount associated with the restructuring did not occur until the later of fiscal 2002. We ended the June 30, 2002 year with a decrease in our cash used in operations, without the effect of restructuring, of $16.0 million.

During the year ended June 30, 2003, our revenue decreased by $96.9 million, and our accounts receivable decreased by $33.9 million which was used to fund our operations as compared to the prior year. Operating costs decreased since the prior year ended June 30, 2002 as a result of a decrease in average headcount of 392 employees, but the cash flow from accounts receivable was less than the previous year leading to an increase in the cash flow used in operating activities, without the effect of restructuring, of $31.4 million.

(c)  Cash provided by investing activities

The positive cash flows generated from investing activities during the fiscal years ended June 30, 2003, 2002 and 2001 totaled $53.7 million, $29.7 million and $76.2 million, respectively, and primarily resulted from the net proceeds from the sales of short-term and long-term investments, offset by our purchases of property and equipment and cash paid for acquisitions. We expect that the cash provided by investing activities will be positive in fiscal year 2003 as a result of our continued sales of short-term and long-term investments to fund our operations.

(d)  Cash flows provided by (used for) financing activities

We ended the year June 30, 2001 with positive cash flows from financing activities of $42.7 million as a result of the employee stock purchase program (ESPP) and employee option exercises during the year. During the year ended June 30, 2002, our cash flows from financing activities decreased by $61.7 million primarily as a result of repurchases of treasury stock of $38.1 million (See stock repurchase program discussed below), offset by the issuance of common stock to employees as a result of our stock option and ESPP programs. During the year ended June 30, 2003, we suspended our ESPP program. Coupled with the decrease in our overall stock option exercises, our cash flows from financing activities decreased by $16.1 million, without the effect of the prior year repurchase of treasury stock.

During the year ended June 30, 2002, we announced that our Board of Directors had authorized a stock repurchase program of up to 5.0 million shares of common stock. Any purchases under our stock repurchase program were authorized to be made in the open market, in privately negotiated transactions or through the use of derivative securities. In accordance with the program, we repurchased 700,000 shares at a weighted average of $8.40 on the open market, and we also sold 3.5 million put options that entitled the holder of each option to sell to us, for cash, by physical delivery or net share settlement at our election, one share of common stock at a specified price. The cumulative net proceeds to us from the sale of these put options were recorded as additional paid-in capital of $10.5 million under EITF No. 00-19, Accounting for Derivative Financial Instrument; Indexed to, and Potentially Settled in, a Company’s Own Common Stock. Of the 3.5 million put options sold: 1.0 million options were exercised, and we acquired the shares as treasury stock for $12.8 million; 1.0 million of the put options were called by the holder of the options as a result of our closing price falling below the contractual minimum, and we chose to settle the option by paying $6.6 million and recorded a decrease in additional paid-in capital under EITF No. 00-19. Prior to the stock dropping below the minimum price, the remaining 1.5 million put options were renegotiated to permit physical settlement of the put options upon an early termination event, and we bought 1.5 million shares for $19.4 million and recorded the settlement of the put options as treasury stock. Thus, for the year ended June 30, 2002, we repurchased a total of 3.2 million shares under the stock repurchase program at a weighted-average price of $11.90, and we recorded net proceeds from put options of $3.9 million. Management’s authority to purchase any additional shares under our stock repurchase program that was announced in September 2001 has expired. The 3.2 million treasury shares were retired during the first quarter of the fiscal year ended June 30, 2003.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. As of June 30, 2003, we do not have any instruments that are within the scope of SFAS No. 150.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As of June 30, 2003, we do not have any guarantees as defined under FASB Interpretation No. 45.

We generally provide a warranty to our customers that our software will perform substantially in accordance with documentation typically for a period of 90 days following delivery of our products. We also indemnify certain customers from third-party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees and warranties have not been significant. We are unable to estimate the maximum potential impact of these guarantees on or future results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We adopted the provisions of EITF No. 00-21 in the quarter ended December 31, 2002, electing to retroactively apply the consensus. There was no cumulative effect of this change in accounting principle.

On July 1, 2002, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.

On July 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective finite lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. We have determined that it is a single reporting unit, as contemplated by SFAS No. 142, and it will perform the required annual impairment tests in the third quarter of its fiscal year. In the first quarter of fiscal 2003, we completed our transitional goodwill impairment test required under SFAS No. 142, and we recognized a transitional goodwill impairment loss of $14.5 million as of July 1, 2002, which was recorded as the cumulative effect of change in accounting principle in our Condensed Consolidated Statements of Operations.

SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time we commit to an exit plan as permitted under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or incorporated by reference in this annual report, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including losses of approximately $217.0 million during the year ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $2.5 billion, which includes approximately $2 billion of goodwill impairment and amortization. We currently have net losses and negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability or future operating results in accordance with our expectations or those of securities analysts. We will need to generate increases in revenue as well as reduce costs to achieve profitability. We face a number of risks including:

•	our ability to upgrade, develop and maintain our products and effectively respond to the rapid technology change in wireless communications;

•	our ability to anticipate and respond to the announcement or introduction of new or enhanced products or services by our competitors;

•	the rate of growth, if any, in end-user purchases of data-enabled handsets, use of our products, and the growth of wireless data networks generally;

•	the volume of sales of our products and services by our strategic partners, distribution partners and resellers; and

•	general economic market conditions and their affect on our operations and the operations of our customers.

In addition, our customer base consists of a limited number of communication service providers and mobile device manufacturers. Our ability to achieve or maintain profitability depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. As a result, our business strategy may not be successful, and we may not successfully address these risks.

Our operating results are subject to significant fluctuations, and this may cause our stock price to decline in future periods.

Our operating results have fluctuated widely in the past and we expect they will continue to do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the financial performance of, introduction of new products or services by, acquisitions or strategic alliances by and changes in pricing policies by us or our competitors;

•	delays in development, introduction, market acceptance or implementation by our customers of our products and services;

•	purchasing patterns of and changes in demand by our customers for our products and services and the lack of visibility into the timing of our customers’ purchasing decisions;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved handsets.

Our operating results could also be affected by disputes or litigation with other parties, acts of terrorism and war, general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise, general political and economic factors, including a further economic slowdown or recession and health crises or disease outbreaks such as the recent outbreak and spread of severe acute respiratory syndrome (SARS), which in particular could impact our sales in certain regions in Asia or elsewhere if the number of SARS cases grows.

Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results may be of limited use. From time to time we may be unable to meet our internal projections or the projections of securities analysts and investors that follow us. To the extent that we are unable to do so, we expect that the trading price of our stock could fall dramatically. In addition, changes in estimates or our financial performance or changes in recommendations by securities analysts could also adversely affect our stock price. These fluctuations may be exaggerated if the trading volume of our common stock is low.

We rely on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the year ended June 30, 2003 include Sprint and KDDI. Sales to Sprint and its related entities accounted for approximately 13% of our total revenues for the year ended June 30, 2003. Sales to KDDI accounted for approximately 11% of our total revenues for the year ended June 30, 2003. Either of these customers may not continue to generate significant revenues for us and we may be unable to replace these customers with new ones on a timely basis or at all.

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

If handsets are not widely adopted for mobile delivery of data services, our business could suffer.

We have focused a significant amount of our efforts on mass-market handsets as the principal means of delivery of data services using our products. If handsets are not widely adopted for mobile delivery of data services, our business could suffer materially. End-users currently use many competing products, such as portable computers, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while, until recently, handsets historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of data service in a rapidly evolving industry represents a significant risk to a primary standard emerging. If end-users do not adopt mobile phones or other wireless devices containing our browser or compatible browsers as a means of accessing data services, our business could suffer materially.

Our success depends on continued acceptance of our products and services by communication service providers, their subscribers, and by wireless device manufacturers.

Our future success depends on our ability to increase revenues from sales of our software and services to communication service providers and other customers. To date, only a limited number of communication service providers and other customers have implemented and deployed services based on our products. In addition, many of these customers are large telecommunications companies who may be able to exert significant influence over our relationship with them. Furthermore, we are dependent upon our customers having growth in subscriber adoption for additional purchases. Some of our customers have purchased license seats exceeding their current needs and may not have additional purchases, if any, until they utilize all of their current purchased licenses. Communication service providers and other partners may not widely deploy or successfully market services based on our products, and large numbers of subscribers might not use these services. The failure to do so could harm our operating results.

Our operating results are highly dependent on the level of technology spending by our customers.

Our sales and operating results are highly dependent on:

•	the rate of growth in end-user purchases of data enabled handsets, use of our products and the growth of wireless data networks generally; and

•	our customers’ willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

Information technology spending on these items have substantially declined in the past, may deteriorate further or may not increase in accordance with out expectations, which would have a negative impact on our sales and operating results.

The market for our products and services is highly competitive. We may be unable to successfully compete which may decrease our market share and harm our operating results.

The market for our products and services is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. Their greater financial resources has enabled, and may continue to enable, them to aggressively price, finance and bundle certain of their product offerings to attempt to gain market adoption or to increase market share. These activities have increased price pressure on us and increased the need for us to partner with larger resellers with broader product offerings and financing capabilities, both of which may negatively affect our market share and financial performance.

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Siemens, Qualcomm and Nortel;

•	wireless messaging software providers, such as Comverse, Nokia and Ericsson;

•	systems integrators, such as LogicaCMG and Siemens;

•	software companies, such as Microsoft, iPlanet, a Sun/Netscape alliance, Hewlett-Packard, 7.24 Solutions and Critical Path;

•	service providers, such as E-Commerce Solutions and InfoSpace;

•	browser competitors, such as Nokia, Access, Teleca and Microsoft;

•	location product competitors, such as Ericsson, Nokia, Intrado and Siemens;

•	communication service providers, such as NTT DoCoMo; and

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

Specifically, Microsoft has announced its intention to introduce products and services that may compete directly with many of our products. In addition, Microsoft has made available its Windows CE-based operating systems for wireless devices, including voice enabled PDA’s and wireless telephones and is delivering its own browser, called Mobile Explorer, for these devices.

Nokia also competes directly with us by offering WAP servers and messaging (offering end-to-end solutions based on its proprietary smart messaging protocol and on MMS) to communication service providers. Nokia also markets its WAP server to corporate customers and content providers, which if successful, could undermine the need of communication service providers to provide their own WAP gateways (since these WAP servers directly access applications and services rather than through WAP gateways).

Qualcomm’s end-to-end proprietary system called “BREW”TM does not use our technology and offers handset manufacturers an alternative method for installing applications. Qualcomm’s strong market position in CDMA with its chipsets technology provides them with the competitive position to build the BREW system with CDMA operators. If Qualcomm’s BREW system is widely adopted it could undermine the need for handset manufacturers to install our client software and reduce our ability to sell gateways and wireless applications to communication service providers.

The market for the delivery of data services is rapidly evolving, and we may not be able to adequately address this market.

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

Our communication service provider customers face implementation and support challenges in introducing Internet-based services, which may slow their rate of adoption or implementation of the services our products enable. Historically, communication service providers have been relatively slow to implement new complex services such as data services. In addition, communication service providers may encounter greater customer service demands to support data services via handsets than they do for their traditional voice services. We have limited or no control over the pace at which communication service providers implement these new services. The failure of communication service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

Our intellectual property could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally-developed technology. We rely on a combination of patent, copyright, and trade secret laws to protect our intellectual property or proprietary rights in such technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position. We also rely on trademark law to protect the value of our corporate brand and reputation.

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for our browser product and certain limited escrow arrangements with respect to some of our other products, we generally do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products, technology or trademarks. Effectively policing the unauthorized use of our products, technology and trademarks is time consuming and costly, and there can be no assurance that the steps taken by us will prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

We attempt to avoid infringing intellectual property rights of third-parties in the operation of our business. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third-parties. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third-party intellectual property rights, we might not be able to obtain licenses, in which case we might not be able to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In addition, from time to time, we or our customers may become aware of certain third party patents that may relate to our products. If a patent infringement claim is asserted against us, it could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringing or similar technology could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the proliferation and evolution of operating system software in smartphones, a market segment backed by corporations with resources greater than ours, such as Microsoft and Nokia, may threaten the incumbency of our client software offerings as other software becomes more competitive in price.

We may not be successful in obtaining complete license usage reports from our customers on a timely basis, which could impact our reported results.

Although our customers are contractually obligated to provide license usage reports, we are sometimes unable to obtain such reports in a timely manner. In addition, the reports may not completely reflect actual usage. We assist customers in complying with this obligation by providing a software measurement tool, installing the measurement tool whenever possible and customizing that tool where appropriate. The measurement tool, however, currently is not installed with all of our customers, does not measure the use of all of our products and has other limitations that we are continuing to attempt to address by refining the tool. In addition, we may be unable to install our measurement tool with all of our customers or we may be unable to overcome all of the limitations currently within the tool. The inability to obtain complete license usage reports on all of our customers could have an adverse impact on the revenues that we realize and could, accordingly, negatively affect our financial performance.

Our business depends on continued growth in use and improvement of the Internet and customers ability to operate their systems effectively.

The infrastructure, products and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition and operating results could be harmed. Because we are in the business of providing Internet infrastructure software and services, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications and other services. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet’s infrastructure. The Internet has, in the past, experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses.

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

Many of our customers and other communication service providers have made major investments in 3rd generation networks that are intended to support more complex applications and to provide end users with a more satisfying user experience. If communication service providers delay their deployment of networks or fail to roll such networks out successfully, there could be less demand for our products and services and our business could suffer. In addition, if communication service providers fail to continue to make investments in their networks or invest at a slower pace in the future, there may be less demand for our products and services and our business could suffer.

Our restructuring of operations may not achieve the results we intend and may harm our business.

In October 2001, September 2002 and June 2003, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were and continue to be required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructurings we are pursuing the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruiting and retention of important employees. These reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business. In addition, our restructuring may not result in anticipated cost-savings, which could harm our future operating results.

We may be unable to successfully integrate acquisitions of other businesses and technologies into our business or achieve the expected benefits of such acquisitions or business combinations.

To date, we have acquired or combined with numerous companies and technologies and may acquire additional companies or technologies or enter into additional business combinations in the future. Our past acquisitions and combinations have resulted in a variety of challenges, including the ability to successfully assimilate the personnel, operations and customers of these businesses and integrate their technology with our existing technology, products and services.

We may acquire or enter into business combinations in the future. Entering into any business combination entails many risks, any of which could materially harm our business. These risks include:

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

We may not be successful in forming or maintaining strategic alliances with other companies, which could negatively affect our product offerings and sales, and could result in deterioration of our sales channels.

Our business is becoming increasingly dependent on forming or maintaining strategic alliances with other companies, and we may not be able to form alliances that are important to ensure that our products are compatible with third-party products, to enable us to license our software to potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, sales of our products could deteriorate.

Our technology depends on the use of “open source” standards such as WAP. If such standards are not effectively established our business could suffer. Use of “open source” standards may also make us more vulnerable to competition.

We promote open standards in our technology in order to support open competition and interoperability. We aim to achieve this through working together with customers, suppliers and industry participants regarding standardization issues. Through open standards, specifications and interoperability, we hope that the mobile data market achieves enhanced interoperability. We do not exercise control over many aspects of the development of open source standards. Our products are integrated with communication service providers’ systems and handsets. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. For example, Qualcomm’s BREW™ system is a proprietary standard that could create impediments to the integration of our platform products. Failure or delay in the creation of open, global specifications could have an adverse effect on the mobile data market in general and a negative impact on our sales and operating results. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality both as proprietary extensions to the WAP standard and in the area of messaging platforms. Furthermore, some service providers, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with industry specifications. Finally, infrastructure providers like Nokia and Ericsson may leverage installed technology and/or wireless device sales to sell end-to-end solutions.

The widespread adoption of open industry standards, however, may make it easier for new market entrants and existing competitors to introduce products that compete with our software products.

We may not be successful in our strategic investments, which could harm our operating results.

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments, and therefore, we may need to record an impairment charge of the strategic investments to our operations.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

Fluctuations in our operating performance may be exacerbated by our sales cycle, which is lengthy, typically between six months and twelve months, and unpredictable due to the lengthy education and customer approval process for our products, including internal reviews and capital expenditure approvals. Further, the emerging and evolving nature of the market for data services via handsets may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause our stock price to decline.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets which could result in write-offs in excess of amounts reserved for credit exposure.

Since the cost of developing new technology is high, there are many companies that are experiencing difficulties in obtaining the necessary financing to continue in business. A portion of our sales are derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. In addition, under current market conditions, it has become increasingly difficult for telecommunication and technology companies, such as our existing and potential new customers, to obtain the necessary financing to continue in business. Although we have programs in place to monitor and mitigate the credit risk associated with our existing customers, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have recently experienced losses due to customers failing to meet their obligations, primarily as a result of the weakened financial state of the wireless and telecommunications industry. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

If widespread integration of browser technology does not occur in handsets, our business could suffer.

All of our agreements with wireless device manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their handsets. We may not succeed in maintaining and developing relationships with wireless device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner, in sufficient quantities, or with sufficient quality, if at all.

We depend substantially on the sale of international product licenses. A slow-down in international sales could harm our operating results.

International sale of product licenses and services accounted for 60% of our total revenues for the fiscal year ended June 30, 2003. Risks inherent in conducting business internationally include:

•	failure by us and/or third-parties to develop localized content and applications that are used with our products;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	unexpected changes in regulatory requirements applicable to the Internet or our business;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	difficulties in collecting accounts receivable and longer collection periods; and

•	differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law.

Any of these factors could harm our international operations and, consequently, our operating results.

Our software products may contain defects or errors, which could result in rejection of our products, delays in shipment of our products, damage to our reputation, product liability and lost revenues.

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

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience which are integral in developing, marketing and selling our products.

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

Our success depends in part on our ability to maintain and expand our distribution channels.

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

We depend on others to provide content and develop applications for handsets.

In order to increase the value to customers of our product platform and encourage subscriber demand for Internet-based services via handsets, we must successfully promote the development of Internet-based applications and content for this market. If content providers and application developers fail to create sufficient applications and content for Internet-based services via handsets, our business could suffer materially. Our success in motivating content providers and application developers to create and support content and applications that subscribers find useful and compelling will depend, in part, on our ability to develop a customer base of communication service providers and wireless device manufacturers large enough to justify significant and continued investments in these endeavors. In addition, we depend on the wireless device manufacturers to provide quality user-friendly handsets that enable the wireless Internet.

The security provided by our products could be breached, in which case our reputation, business, financial condition and operating results could suffer.

The occurrence or perception of security breaches could harm our business, financial condition and operating results. A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Third-parties may attempt to breach the security provided by our products, or the security of our customers’ internal systems. If they are successful, they could obtain confidential information about our customers’ end users, including their passwords, financial account information, credit card numbers or other personal information. Our customers or their end users may file suits against us for any breach in security, which could result in costly litigation or harm our reputation. The perception of security risks, whether or not valid, could inhibit market acceptance of our products. Despite our implementation of security measures, our software is vulnerable to computer viruses, electronic break-ins, intentional overloading of servers and other sabotage, and similar disruptions, which could lead to interruptions, delays, or loss of data.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

The stock market in general, and the stock prices of companies in our industry in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. Therefore, if a large number of shares of our stock are sold in a short period of time, our stock price will decline. In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We have in the past and may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management’s time and resources, which could harm our business, financial condition, and operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

(a)  Foreign Currency Risk

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. At June 30, 2003, we had no foreign currency contracts.

(b)  Interest Rate Risk

As of June 30, 2003, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $234.1 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2003:

	Expected maturity date for the year ending June 30,					Cost Value	Fair Value
	2004	2005	2006	2007	2008	June 30, 2003 Total	June 30, 2003 Total
	(in thousands)
Corporate Bonds	$14,194	$—	$—	$—	$—	$14,194	$14,286
Commercial Paper	8,986	—	—	—	—	8,986	8,986
Federal Agencies	13,003	36,119	—	—	—	49,122	49,268

Total	$36,183	$36,119	$—	$—	$—	$72,302	$72,540

Weighted-average Interest rate	1.96%

Additionally, the Company had $22.3 million of restricted investments that was included within restricted cash and investments on the consolidated balance sheets as of June 30, 2003. The restricted investments are expected to mature during the year ended June 30, 2004 and are comprised as follows: $11.2 million of floating rate bonds, $2.1 million of commercial paper, $3.8 million of corporate bonds, and $5.2 million of federal agencies. The weighted-average interest rate of the restricted investments was 1.34% as of June 30, 2003.

Item 8.    Financial Statements and Supplementary Data

The following table sets forth quarterly results of operations for the fiscal years ended 2003 and 2002, unaudited:

	Years Ended June 30, 2003				Year Ended June 30, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
License	$32,056	$35,011	$36,223	$39,744	$33,996	$53,111	$63,404	$88,285
Maintenance and support services	22,209	18,494	19,901	17,926	18,374	19,200	19,503	19,196
Professional services(1)	8,014	4,933	5,923	8,178	12,483	10,846	10,855	10,300
Project	4,264	5,033	4,736	5,310	5,279	—	—	—

Total revenues	66,543	63,471	66,783	71,158	70,132	83,157	93,762	117,781

Cost of Revenues
License	1,235	1,207	1,213	2,409	1,252	1,315	2,450	4,220
Maintenance and support services	6,708	6,571	7,251	8,442	7,408	6,859	8,754	7,827
Professional services(1)	6,394	5,911	5,383	5,866	6,494	7,232	6,603	6,520
Project costs	3,833	4,381	4,334	4,821	4,708	—	—	—

Total cost of revenues	18,170	18,070	18,181	21,538	19,862	15,406	17,807	18,567

Gross profit	48,373	45,401	48,602	49,620	50,270	67,751	75,955	99,214

Operating expenses
Research and development	26,796	27,256	28,769	32,298	30,319	31,063	35,345	38,409
Sales and marketing	24,781	27,058	28,938	34,422	35,299	37,863	40,130	47,754
General and administrative	8,670	9,343	15,008	13,977	12,820	11,082	14,146	18,422
Restructuring and other costs	9,926	—	(144)	83,335	1,439	238	36,055	—
Stock-based compensation	901	686	1,322	772	2,559	2,898	4,423	4,986
Amortization and impairment of goodwill and other intangible assets	252	460	1,214	8,209	437,195	98,334	441,563	159,017
In-process research and development	—	—	—	400	—	—	—	—
Merger, acquisition and other integration-related costs	—	—	142	244	—	—	—	570

Total operating expenses	71,326	64,803	75,249	173,657	519,631	181,478	571,662	269,158

Operating loss	(22,953)	(19,402)	(26,647)	(124,037)	(469,361)	(113,727)	(495,707)	(169,944)
Interest income and other, net	1,830	1,372	1,452	2,287	2,085	3,057	2,570	3,733
Impairment of nonmarketable equity securities	(1,464)	(1,864)	(2,000)	—	(383)	—	(4,939)	(263)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(22,587)	(19,894)	(27,195)	(121,750)	(467,659)	(110,670)	(498,076)	(166,474)
Income taxes	3,116	3,320	2,302	2,247	7,093	5,006	1,803	3,977

Loss before cumulative effect of change in accounting principle	(25,703)	(23,214)	(29,497)	(123,997)	(474,752)	(115,676)	(499,879)	(170,451)
Cumulative effect of change in accounting principle	—	—	—	(14,547)	—	—	—	—

Net loss	$(25,703)	$(23,214)	$(29,497)	$(138,544)	$(474,752)	$(115,676)	$(499,879)	$(170,451)

Basic and diluted net loss per share attributable to common stockholders:
Before cumulative effect of change in accounting principle	$(0.14)	$(0.13)	$(0.17)	$(0.70)	$(2.73)	$(0.67)	$(2.88)	$(0.99)

Cumulative effect of change in accounting principle	—	—	—	(0.09)	—	—	—	—
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.13)	$(0.17)	$(0.79)	$(2.73)	$(0.67)	$(2.88)	$(0.99)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	179,200	178,641	177,736	176,226	174,216	173,270	173,452	171,352

(1)	Historical amounts have been reclassified to conform to current period presentation in accordance with EITF No. 01-14 (formerly Topic D-103).

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Reference is made to the information regarding Directors and Executive Officers appearing under the captions “Election of Directors”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 21, 2003, which information is incorporated herein by reference.

Item 11.    Executive Compensation

The information appearing under the caption “Compensation of Executive Officers” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 21, 2003, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 21, 2003, is incorporated herein by reference.

Equity Compensation Plan Information

	Year ended June 30, 2003
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders(1)	23,789	$2.27	27,379
Equity compensation plans not approved by stockholders	4,111	$1.82	6,468

Total	27,900	$2.20	33,847

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of June 30, 2003, there were still options to acquire 85,751 shares with a weighted-average exercise price of $7.73 outstanding under such plans. We assumed all of these options in connection with acquisitions of certain business entities.

Openwave Systems’s 2001 Stock Compensation Plan.    This plan provides for the grant of non-qualified stock options, restricted stock bonus awards, and rights to acquire restricted stock to employees, directors (including non-employee directors) and consultants. A maximum of 12,204,385 shares of our common stock may be issued under the plan, of which 1,600,000 shares are reserved for issuance to non-officer employees who exercise an option under the plan. Shares returning to the plan upon cancellation of outstanding options or the unvested portion of restricted stock bonus awards may be made subject to future awards.

The plan is administered by our board of directors, which is entitled to delegate this administration at any time to a board committee or sub-committee designated to administer it. The board or committee that administers the plan has the full power to select the individuals to whom awards will be granted and to make any combination of awards to any participants. The board or committee that administers the plan may set the exercise price for options at, above or below the fair market value of our common stock on the date of grant. Options granted under the plan generally have a term of no more than ten years from the date of grant.

The board or committee that administers the plan may also determine the terms of the awards granted, including the exercise or purchase price for an option or stock purchase right, the number of shares subject to each award, the term of the award, and the vesting and/or exercisability provisions applicable to the award.

If we merge with, or are acquired by, another company, awards outstanding under the plan may be assumed or equivalent awards substituted by our acquirer. However, if our acquirer does not agree to assume or substitute for outstanding awards, the awards shall terminate upon the closing of the merger or acquisition.

As of June 30, 2003, awards to purchase 3,879,058 shares of our common stock were outstanding under the plan at a weighted average exercise price of $1.76 per share. As of June 30, 2003, 1,857,250 shares of our common stock had been purchased or issued pursuant to awards granted under the plan.

The plan will continue in effect until terminated by the board of directors. The board of directors may amend, alter or discontinue the plan, but no amendment, alteration or discontinuation of the plan shall be made without the written consent of a participant, if such participant’s rights would be diminished under any previously granted award.

Item 13.    Certain Relationships and Related Transactions

The information appearing under the caption “Transactions with Management and Directors” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 21, 2003, is incorporated herein by reference.

PART IV

Item 14.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Joshua Pace, our CAO, performs similar functions as a Chief Financial Officer (CFO). As of June 30, 2003, we do not have a CFO. We believe that there are always limitations on the effectiveness of any control system, no matter how well conceived and operated. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Therefore, the CEO and CAO do not expect that our disclosure controls will prevent all error and all fraud. Based on the evaluation performed, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis to information required to be disclosed by the Company in our reports filed or submitted under the Exchange Act.

(b)    Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)  Consolidated Financial Statements and Report of KPMG LLP, which are set forth in the Index to Consolidated Financial Statements at page F-1.

(2)  Financial Statement Schedule, which is set forth in the Index to Consolidated Financial Statements at F-1.

(3)  Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K dated September 28, 2001).

4.1	Form of the Company’s Common Stock Certificate, as amended (as amended and restated in its entirety effective June 9, 2003).

4.2	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed on August 17, 2000).

Exhibit Number	Description

10.1	New restricted stock bonus grants to Executive Officers under the Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.49 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.2	Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.3	Form of Restricted Stock Bonus Agreement Between the Company and Executive Officers Listed on Exhibit A under the Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.4	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated May 15, 2002).

10.5	1999 Directors’ Stock Option Plan and form of stock option agreement (incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K dated September 28, 2001).

10.6	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.7	Openwave Systems Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.8	Form of Restricted Stock Purchase Agreement Between the Company and Executive Officers Listed on Exhibit A under the Openwave Systems Inc. 1995 Stock Plan, (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.9	Lease Agreement dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California, by and between the Company and Pacific Shores Center LLC. (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000).

10.10	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.11	Form of Change of Control Severance Agreement between the Company and the Company’s Named Executive Officers (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.12	Termination of Time-Sharing Agreement by and between the Company and Dlist, LLC, with respect to an airplane time-sharing arrangement.

10.13	Form of Time-Sharing Agreement by and between the Company and Dlist, LLC with respect to an airplane time-sharing arrangement (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.14	Notices of Stock Option Grant from the Company to Don Listwin (incorporated by reference to Exhibit 10.46 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.15	Amended and Restated Employment Agreement by and between the Company and Don Listwin dated February 10, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.16	Restricted Stock Bonus Agreement by and between the Company and Don Listwin dated December 20, 2002 (incorporated by reference to Exhibit 10.43 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.17	Memorandum agreement regarding Stock Option Cancellation and Options Agreement by and between the Company and Don Listwin dated August 7, 2002, (incorporated by reference to Exhibit 10.22 on the Company’s annual report on Form 10-K dated September 30, 2002).

Exhibit Number	Description

10.18	Form of Restricted Stock Agreement by and between the Company and Don Listwin (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q/A filed on February 15, 2001).

10.19	Employment Agreement dated September 18, 2000 by and between the Company and Don Listwin (incorporated by reference Exhibit 10.18 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.20	Amendment to Offer Letter by and between the Company and Kevin Kennedy dated January 24, 2003 (incorporated by reference to Exhibit 10.41 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.21	Promissory note dated December 26, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.22	Termination of Time-Sharing Agreement by and between the Company and Kennedy Aviation LLC with respect to an airplane time-sharing arrangement.

10.23	Form of Time-Sharing Agreement by and between the Company and Kennedy Aviation LLC with respect to an airplane time-sharing arrangement (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.24	Offer Letter dated August 25, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.25	Amended and Restated Employment Agreement by and between the Company and Allen Snyder dated January 9, 2003 effective May 29, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.26	Restricted Stock Bonus Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.27	Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.45 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.28	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated May 29, 2003.

10.29	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated January 24, 2003 (incorporated by reference to Exhibit 10.40 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.30	Promissory note dated August 20, 2001 by and between the Company and Alan Black (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.31	Restated Transition Employment Agreement by and between the Company and Michael Mulica (incorporated by reference to Exhibit 10.37 to the Company’s quarterly report on Form 10-Q filed November 14, 2002).

10.32	Executive Severance Policy dated November 15, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.33	Amended and Restated Employment Terms Letter Agreement between the Company and Steve Peters (incorporated by reference to Exhibit 10.47 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

Exhibit Number	Description

10.34	Amended and Restated Employment Terms Letter Agreement between the Company and Joshua Pace (incorporated by reference to Exhibit 10.48 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.35	Amended and Restated Employment Terms Letter Agreement between the Company and David Hose effective January 9, 2003.

10.36	Offer letter between the Company and Jon Shantz dated December 3, 2001.

21	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Executive Officer and Chief Accounting Officer.

32.1	Certificate of Openwave Systems Inc Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 21, 2003, we filed a Current Report on Form 8-K announcing certain changes to our executive management team. We also separately announced the election of a new director to our Board of Directors.

On July 29, 2003, we filed a Current Report on Form 8-K announcing that Roger Evans had resigned from the Board after eight years of service to focus on his venture activities. We also announced that we expected the appointment of a new board member within 30 days.

On July 24, 2003, we filed a Current Report on Form 8-K announcing our financial results for the fiscal quarter ended June 30, 2003 and announcing that the Board of Directors authorized the Company to seek shareholder approval for a reverse stock split.

On April 29, 2003, we filed a Current Report on Form 8-K announcing certain executive appointments.

On April 24, 2003, we filed a Current Report on Form 8-K announcing our financial results for the fiscal quarter ended March 31, 2003.

On September 30, 2002, we filed a Current Report on Form 8-K announcing our financial results for the fiscal quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 27, 2003

OPENWAVE SYSTEMS INC.

By:	/s/ JOSHUA PACE
Joshua Pace Vice President of Finance and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON LISTWIN Don Listwin	President, Chief Executive Officer and Director	August 27, 2003

/s/ JOSHUA PACE Joshua Pace	Vice President of Finance and Chief Accounting Officer	August 27, 2003

/s/ KEVIN KENNEDY Kevin Kennedy	Director	August 27, 2003

/s/ HAROLD L. COVERT, JR. Harold L. Covert, Jr.	Director	August 27, 2003

/s/ BERNARD PUCKETT Bernard Puckett	Director	August 27, 2003

/s/ BO HEDFORS Bo Hedfors	Director	August 27, 2003

Masood Jabbar	Director

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(f) to the consolidated financial statements, effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

Mountain View, California

July 24, 2003, except as to the last paragraph of Note 7(b),

which is as of August 11, 2003.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$139,339	$140,699
Short-term investments	33,345	73,500
Accounts receivable, net	62,125	96,571
Prepaid and other current assets	13,218	11,432

Total current assets	248,027	322,202
Property and equipment, net	44,582	77,559
Long-term investments, and restricted cash and investments	61,466	102,311
Deposits and other assets	6,311	10,976
Goodwill, net	723	14,547
Other intangibles, net	5,560	3,117

	$366,669	$530,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,844	$4,926
Accrued liabilities	36,377	49,957
Accrued restructuring costs	18,358	5,751
Deferred revenue	73,790	66,858

Total current liabilities	132,369	127,492
Accrued restructuring costs—long-term	48,152	6,844
Deferred rent obligations	3,870	3,480

Total liabilities	184,391	137,816

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding as of June 30, 2003 and 2002	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized as of June 30, 2003 and 2002; 181,244 issued and outstanding as of June 30, 2003, and 179,989 issued and 176,789 outstanding as of June 30, 2002	181	177
Additional paid-in capital	2,720,873	2,757,317
Treasury stock, at cost, 3,200 shares at June 30, 2002	—	(38,087)
Deferred stock-based compensation	(2,185)	(7,159)
Accumulated other comprehensive income	52	636
Notes receivable from stockholders	(254)	(557)
Accumulated deficit	(2,536,389)	(2,319,431)

Total stockholders’ equity	182,278	392,896

	$366,669	$530,712

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended June 30,
	2003	2002	2001
Revenues:
License	$143,034	$238,796	$344,990
Maintenance and support services	78,530	76,273	60,264
Professional services	27,048	44,484	63,814
Project	19,343	5,279	—

Total revenues	267,955	364,832	469,068

Cost of revenues:
License	6,064	9,237	21,945
Maintenance and support services	28,972	30,848	28,875
Professional services	23,554	26,849	40,760
Project	17,369	4,708	—

Total cost of revenues	75,959	71,642	91,580

Gross profit	191,996	293,190	377,488

Operating expenses:
Research and development	115,119	135,136	135,020
Sales and marketing	115,199	161,046	148,811
General and administrative	46,998	56,470	59,320
Restructuring and other costs	93,117	37,732	—
Stock-based compensation*	3,681	14,866	10,971
Amortization and impairment of goodwill and other intangible assets	10,135	1,136,109	636,282
In-process research and development	400	—	—
Merger, acquisition and integration-related costs	386	570	88,850

Total operating expenses	385,035	1,541,929	1,079,254

Operating loss	(193,039)	(1,248,739)	(701,766)
Interest income and other, net	6,941	11,445	25,760
Impairment of nonmarketable equity securities	(5,328)	(5,585)	(1,000)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(191,426)	(1,242,879)	(677,006)
Income taxes	(10,985)	(17,879)	(12,988)

Loss before cumulative effect of change in accounting principle	(202,411)	(1,260,758)	(689,994)
Cumulative effect of change in accounting principle	(14,547)	—	—

Net loss	$(216,958)	$(1,260,758)	$(689,994)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(1.14)	$(7.28)	$(4.17)
Cumulative effect of change in accounting principle	(0.08)	—	—

Basic and diluted net loss per share	$(1.22)	$(7.28)	$(4.17)

Shares used in computing basic and diluted net loss per share	177,943	173,193	165,426

*Stock-based compensation by category:
Research and development	$1,202	$8,856	$6,892
Sales and marketing	510	822	2,591
General and administrative	1,969	5,188	1,488

	$3,681	$14,866	$10,971

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Year ended June 30, 2001

(In thousands)

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes Receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount			Shares	Amount
Balances as of June 30, 2000	161,269	$161	$2,569,416	$(7,237)		$—	$(561)	$(724)	$(368,679)	$2,192,376
Issuance of common stock and assumption of stock option	8,604	9	46,785	—	—	—	—	(367)	$—	46,427
Repayment of note receivable from stockholders	—	—	—	—	—	—	—	407	—	407
Non employee stock-based compensation	—	—	1,983	—	—	—	—	—	—	1,983
Stock-based compensation related to restricted stock grants	200	—	7,830	(5,408)	—	—	—	—	—	2,422
Amortization of stock-based compensation	—	—	—	6,566	—	—	—	—	—	6,566
Acquisition consideration settled in cash	—	—	(2,548)	—	—	—	—	—	—	(2,548)
Comprehensive loss:
Net loss	—	—	—	—	—				(689,994)	(689,994)	$(689,994)
Foreign currency translation adjustments	—	—	—	—	—	—	(151)	—	—	(151)	(151)
Unrealized gain on marketable securities	—	—	—	—	—	—	465	—	—	465	465

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(689,680)

Balances as of June 30, 2001	170,073	$170	$2,623,466	$(6,079)	—	$—	$(247)	$(684)	$(1,058,673)	$1,557,953

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND  COMPREHENSIVE LOSS—(CONTINUED)

Year ended June 30, 2002

(In thousands)

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount			Shares	Amount
Issuance of common stock, net	4,653	$4	$17,403	$—	—	$—	$—	$—	$—	$17,407
Issuance of common stock and stock options in acquisitions	5,053	5	111,306	(11,997)	—	—	—	—	—	99,314
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	127	—	127
Non employee stock-based compensation	—	—	243	—	—	—	—	—	—	243
Stock-based compensation related to restricted stock grants	210	—	3,582	(3,582)	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	124	14,499	—	—	—	—	—	14,623
Acquisition consideration settled in cash	—	—	(2,671)	—	—	—	—	—	—	(2,671)
Repurchase of common stock	(3,200)	(2)	—	—	3,200	(38,087)	—	—	—	(38,089)
Proceeds from put warrants, net of settlement costs	—	—	3,864	—	—	—	—	—	—	3,864
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,260,758)	(1,260,758)	$(1,260,758)
Foreign currency translation adjustments	—	—	—	—	—	—	137	—	—	137	137
Unrealized gain on marketable securities	—	—	—	—	—	—	746	—	—	746	746

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(1,259,875)

Balances as of June 30, 2002	176,789	$177	$2,757,317	$(7,159)	3,200	$(38,087)	$636	$(557)	$(2,319,431)	$392,896

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Year ended June 30, 2003

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount			Shares	Amount
Issuance of common stock, net	2,818	$3	$2,797	$—	—	$—	$—	$—	$—	$2,800
Issuance of common stock and stock options in acquisitions	161	—	140	—	—	—	—	—	—	140
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	303	—	303
Nonemployee stock-based compensation	—	—	27	—	—	—	—	—	—	27
Stock-based compensation related to restricted stock grants	1,476	1	1,804	(1,805)	—	—	—	—	—	—
Amortization of stock-based compensation, net	—	—	—	3,654	—	—	—	—	—	3,654
Reversal of deferred stock-based compensation	—	—	(3,125)	3,125	—	—	—	—	—	—
Cancellation and retirement of treasury shares		—	(38,087)	—	(3,200)	38,087	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(216,958)	(216,958)	$(216,958)
Unrealized loss on marketable securities	—	—	—	—	—	—	(584)	—	—	(584)	(584)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(217,542)

Balances as of June 30, 2003	181,244	$181	$2,720,873	$(2,185)	—	$—	$52	$(254)	$(2,536,389)	$182,278

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(216,958)	$(1,260,758)	$(689,994)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	35,081	553,692	657,161
Amortization of deferred stock-based compensation	3,681	12,195	8,423
Loss on sale of property and equipment	145	712	2,195
Impairment of nonmarketable equity securities	5,328	5,585	1,000
Provision for doubtful accounts	3,032	10,630	10,637
Impairment of goodwill and other intangible assets	8,045	618,272	—
Cumulative effect of change in accounting principle	14,547	—	—
Impairment of property and equipment—restructuring related	14,285	5,339	—
In-process research and development	400	—	—
Changes in operating assets and liabilities:
Accounts receivable	33,947	46,500	(86,953)
Prepaid expenses and other assets	420	712	(770)
Accounts payable	(1,715)	(15,825)	6,424
Accrued liabilities	(17,475)	(703)	25,364
Accrued restructuring costs	52,728	14,420	—
Deferred revenue	6,461	(22,803)	(10,795)

Net cash used for operating activities	(58,048)	(32,032)	(77,308)

Cash flows from investing activities:
Purchases of property and equipment	(8,423)	(20,687)	(87,488)
Proceeds from sale of property and equipment	164	—	—
Restricted cash and investments	629	(1,649)	—
Acquisitions, net of cash acquired	(18,973)	(23)	(25,211)
Investment in nonmarketable equity securities	—	(2,927)	(6,326)
Purchases of short-term investments	(15,630)	(121,545)	(416,469)
Proceeds from sales and maturities of short-term investments	109,470	219,519	633,014
Purchases of long-term investments	(54,122)	(63,011)	(21,337)
Proceeds from sales and maturities of long-term investments	40,621	20,000	—

Net cash provided by investing activities	53,736	29,677	76,183

Cash flows from financing activities:
Net proceeds from issuance of common stock, net	2,800	17,407	46,427
Net proceeds from put warrants	—	3,864	—
Repurchase of treasury stock	—	(38,089)	—
Repayment of notes receivable from stockholders	303	127	407
Repayments of capital lease obligations and long-term debt	(151)	(2,379)	(4,156)

Net cash provided by (used for) financing activities	2,952	(19,070)	42,678

Effect of exchange rate on cash and cash equivalents	$—	$137	$(151)

Net increase (decrease) in cash and cash equivalents	(1,360)	(21,288)	41,402
Cash and cash equivalents at beginning of year	140,699	161,987	120,585

Cash and cash equivalents at end of year	$139,339	$140,699	$161,987

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,088	$14,217	$10,770

Cash paid for interest	$29	$460	$993

Noncash investing and financing activities:
Common stock issued and options assumed in acquisitions	$140	$111,311	$—

Common stock issued to officers and employees for notes receivable	$—	$—	$367

Deferred stock-based compensation	$1,805	$15,579	$5,408

Reversal of deferred stock-based compensation	$3,125	$—	$—

Cancellation and retirement of treasury stock	$38,087	$—	$—

Warrants received for revenue deferred	$—	$—	$1,723

Reclass of long-term investments to short-term investments	$54,046	$74,666	$—

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001

(1)    Organization

Openwave Systems Inc. (the Company), was incorporated in Delaware in 1994 to develop and market software that enables the delivery of Internet-based services to mass-market wireless telephones.

On November 17, 2000, a subsidiary of the Company merged with and into Software.com, Inc. (Software.com). This merger was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial positions and operations of the Company and Software.com for all dates and periods presented (see Note 4—“Business Combinations.”)

(2)    Significant Accounting Policies

(a)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements as of June 30, 2002 and for the years ended June 30, 2002 and 2001 have been reclassified to conform to the June 30, 2003 presentation.

(b)    Use of Estimates

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

(c)    Cash, Cash Equivalents and Short- and Long-Term Investments

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

(e)    Restricted Cash and Investments

The restricted cash and investments represent restricted cash equivalents and investments in federal agencies and corporate bonds. The restricted cash and investments secure letters of credit required by landlords to meet rent deposit requirements for certain leased facilities.

(f)    Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of net tangible assets and identified intangible assets acquired. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Prior to the adoption of SFAS No. 142, goodwill and the identified intangible assets were amortized on a straight-line basis over three to five years. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has chosen the March quarter as the date of the annual impairment test. SFAS No. 142 also requires that intangible assets be amortized over their respective finite lives up to their estimated residual values. During the year-ended June 30, 2003, the Company’s intangible assets includes customer contract intangibles which were acquired in the acquisition of SignalSoft and are being amortized when revenue is recognized (See Note 6f “Goodwill and Other Intangible Assets” for further details).

(g)    Impairment of Long-Lived assets

SFAS No. 142 requires that intangibles with finite useful lives be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In July 2002, the Company adopted SFAS No. 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including goodwill and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flow. If the future discounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144. (See Note 10, “Impairment of Goodwill and Other Intangible Assets, Long-Lived Assets, and Equity Investments.”)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Revenue Recognition

The Company’s four primary revenue categories consist of license, maintenance and support services, professional services and project revenues. As described in Note 5, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category by the CEO includes the licensing of application software and related maintenance and support services; the licensing of its client software and related maintenance and support services; the licensing of infrastructure software and related maintenance and support services; customer services; and project revenues, which include porting services with partners. The Company licenses its application software and infrastructure software products primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to handset manufacturers through its direct sales force. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of 97-2 Software Revenue Recognition, With Respect to Certain Transactions, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

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

The fee is fixed or determinable.    The Company’s communication service provider customers generally pay a per subscriber fee for the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of its subscribers to use the Company’s software products. Arrangement fees are generally due at least 80% within one year or less from delivery Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New and existing customers go through an ongoing credit review process, which evaluates the customers’ financial positions, their historical payment history, and

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ultimately their ability to pay. If it is determined prior to revenue recognition that the collection of an arrangement fee is not probable, arrangement revenue is deferred and recognized at the time collection becomes probable, which is generally upon receipt of cash.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and, revenue from professional services is recognized as services are performed. New version coverage revenue is classified as license revenue in the Company’s Consolidated Statement of Operations.

•	The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the professional services element of its perpetual license arrangements in certain geographies. Where the Company does not have VSOE for its professional services in a multiple-element arrangement that does not include the significant production, modification, or customization of software and professional services, new version coverage and/or maintenance and support are the remaining undelivered elements, the arrangement fee revenue is deferred until the professional services are performed. Once professional services are complete, the arrangement fee is recognized in accordance with the revenue recognition criteria discussed elsewhere in this footnote based on the remaining elements.

•	For its new version coverage and maintenance and support services elements, the Company has determined that it has sufficient VSOE to allocate revenue to these elements when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or maintenance and support elements, the Company has determined that it does not have sufficient VSOE to allocate revenue to these undelivered elements. In this case, provided that these elements are the only remaining undelivered elements in the arrangement, arrangement fees are recognized ratably over the period that maintenance and support and/or new version covered is provided, assuming all other revenue recognition criteria are satisfied.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. Customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are completed.

The Company also licenses its client software to wireless device manufacturers through its direct sales force and certain third parties. These license arrangements generally give the rights to receive product releases for porting to an

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unlimited unspecified number of devices for a specified period. In addition, the Company provides technical support services and compliance verification. In these arrangements, all arrangement fees are generally recognized ratably over the contract period, assuming all revenue criteria are satisfied.

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery, but rather is recognized as follows:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due.

•	Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. Perpetual license revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	Certain arrangements permit the customer to pay the Company maintenance and support fees based only on the number of active subscribers using the Company’s software products, rather than the number of subscribers for which the customer has committed to purchase license rights under the license agreement. Such arrangements cause an implied maintenance and support obligation for the Company relating to unactivated subscribers. The Company defers revenue equal to the VSOE of maintenance and support for the total commitment for the entire deployment period. If the deployment period is unspecified, the company defers revenue equal to the VSOE of maintenance and support for the total commitment for the estimated life of the software. In either case, this additional deferral of maintenance and support revenue results in a smaller amount of residual license revenue to be recognized upon delivery.

•	The Company enters into certain multiple-element arrangements in which licenses fees are sold on a committed basis, but maintenance and support and/or new version coverage fees are payable based on contingent usage. If the Company does not have VSOE for maintenance and support and/or new version coverage in these arrangements, the Company recognizes license revenue ratably over the period the Company expects to provide maintenance and support and/or new version coverage, and recognizes the contingent usage-based fees for maintenance and support fees and/or new version coverage fees at the time such fees become fixed and determinable, assuming all other revenue recognition criteria are satisfied.

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company will port its software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner will resell the Company’s products and engage in other joint activities. The Company recognizes porting services revenues from this contract as project revenues in the Company’s Consolidated Statements of Operations as the agreed upon activities are performed. The contract with the service partner allows the service partner to terminate the contract if the Company fails to deliver the porting services within mutually defined criteria, and if the partner fails to generate a certain amount of reseller revenue within a specified time period. The contract also provides the partner with a return right limited to a short period. With the adoption of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separates the reseller and porting activities related to the project and recognizes reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

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

(i)    Deferred Revenue

As of June 30, 2003 and 2002, the Company had deferred revenue of $73.8 million and $66.9 million, respectively. The components of deferred revenue are license fees, new version coverage and maintenance and support elements, and professional services. Deferred revenue results from amounts billed:

•	prior to acceptance of product or service;

•	for new version coverage and maintenance and support elements prior to the time service is delivered;

•	for subscriber licenses committed greater than subscriber activated for arrangements being recognized on an subscriber activation basis; and

•	for license arrangements amortized over a specified future period due to the provision of unspecified future products.

Deferred revenue included in accounts receivable aggregated $14.9 million and $16.4 million as of June 30, 2003 and 2002, respectively.

(j)    Accrued Restructuring Costs

The Company announced three separate restructuring plans during the years ended June 30, 2003 and 2002. As of June 30, 2003 and 2002, the Company had accrued restructuring costs relating to these restructuring plans of $66.5 million and $12.6 million respectively. See Note (9) “Restructuring and Related Costs” for further details.

(k)    Research and Development

Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with or immediately following the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

(l)    Advertising expense

Advertising and promotion costs are generally expensed as incurred. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference. Advertising costs totaled $3.5 million, $7.8 million, and $7.9 million for the years ended June 30, 2003, 2002, and 2001.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m)    Stock-based Compensation Plans

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. Warrants issued to nonemployees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company uses the Black-Scholes option pricing model to value options, restricted stock grants and warrants granted to nonemployees.

If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Years ended June 30,
	2003	2002	2001
Net loss, as reported:	$(216,958)	$(1,260,758)	$(689,994)
Add: Stock-based compensation included in net loss, net of tax	3,681	14,866	10,971
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of tax	(117,106)	(234,626)	(463,103)

Pro forma net loss	$(330,383)	$(1,480,518)	$(1,142,126)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(1.22)	$(7.28)	$(4.17)
Pro forma	$(1.86)	$(8.55)	$(6.90)

The fair value of each option and restricted grant was estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Openwave Option Plan Years ended June 30,
	2003	2002	2001
Expected life (years)	4.09	3.50	3.50
Risk-free interest rate	2.27%	3.80%	5.27%
Volatility	105%	110%	110%

Under SFAS No. 123, the weighted-average fair value of stock options granted and restricted stock grants were:

	Years ended June 30,
	2003	2002	2001
Weighted-average fair value	$1.18	$5.27	$42.13

The Company’s employee stock purchase plan was suspended in 2003. The fair value of employee stock purchase rights granted under the Openwave Purchase Plan and the Software.com Purchase Plan was estimated on the date of

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Openwave Purchase Plan Years ended June 30,		Software.com Purchase Plan Years ended June 30, 2001
	2002	2001
Expected life (years)	Six-months to two years		Six-months To two years
Risk-free interest rate	2.53%	3.82%	5.99%
Volatility	110%	110%	110%

Under SFAS No. 123, the weighted-average fair values of purchase rights granted were:

	Openwave Purchase Plan Years ended June 30,		Software.com Purchase Plan Years ended June 30, 2001
	2002	2001
Weighted-average fair value	$3.99	$21.31	$25.09

(n)    Foreign Currency Translation and Derivative Financial Instruments

The functional currency of the Company’s foreign subsidiaries is deemed to be the United States Dollar. Consequently, assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments and foreign currency transactions are included in “Interest and other income, net” in the accompanying Consolidated Statements of Operations.

On July 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No.133, an amendment of FASB Statement No. 133, and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133. The cumulative transition adjustment upon adoption was insignificant. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates internationally and is exposed to potentially adverse movements in foreign currency rate changes. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving probable anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. At of June 30, 2003 and 2002, the Company had no foreign currency contracts outstanding.

(o)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

(p)    Other Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities and foreign currency translation adjustments. Tax effects of other comprehensive loss have not been material. The Company has reported the components of comprehensive loss on its Consolidated Statements of Stockholders’ Equity and Comprehensive Loss.

(q)    Financial Instruments and Concentration of Credit Risk

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, long term investments, restricted cash and investments, and accounts payable, approximates fair value due to the nature of these financial instruments. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

Cash and cash equivalents, short and long term investments, and restricted cash and investments are held with financial institutions and consist of cash in bank accounts. Accounts receivable is comprised of sales of products and services principally to leading communication service providers and prominent wireless device manufacturers. Credit risk is concentrated primarily in North America, Europe and Japan. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

(r)    Net Loss Attributable to Common Stockholders Per Share

Basic and diluted net loss attributable to common stockholders per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase, and shares

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuable pursuant to warrants to purchase common stock as summarized below. The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	June 30,
	2003		2002		2001
(shares in thousands)	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
Shares issuable under stock options	27,753	$2.21	44,535	$9.46	35,386	$42.10
Shares of restricted stock subject to repurchase	1,610	$0.03	875	$0.35	578	$0.92
Shares issuable pursuant to warrants to purchase common stock	232	$2.44	232	$2.44	237	$2.38

(3)    Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As of June 30, 2003, the Company does not have any guarantees as defined under FASB Interpretation No. 45.

The Company generally provides a warranty to its customers that its software will perform substantially in accordance with documentation typically for a period of 90 days following delivery of its products. The Company also indemnifies certain customers from third-party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these warranties and guarantees have not been significant. The Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company adopted the provisions of EITF 00-21 in the quarter ended December 31, 2002, electing to retroactively apply the consensus. There was no cumulative effect of this change in accounting principle.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2002, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. As of June 30, 2003, the Company does not have any instruments that are within the scope of SFAS No. 150.

(4)    Business Combinations

(a)    Pooling-of-Interests

Software.com

On November 17, 2000, the Company merged with Software.com in a transaction that was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Software.com for all dates and periods presented. Software.com was incorporated in October 1994. Software.com was an internet infrastructure software provider to wireline and wireless carriers. The Company issued 94,506,060 shares of its common stock in exchange for all of the issued and outstanding common stock of Software.com. The Company also reserved 12,520,161 shares for issuance in connection with the assumption of Software.com’s outstanding options, and employee stock purchase plans. In connection with the merger, the Company and Software.com incurred approximately $570,000 and $88.9 million in merger and integration costs during the years ended June 30, 2002 and 2001, respectively.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separate Operating Results

Separate operating results of the combined entities prior to their date of combination for the year ended June 30, 2001 are shown below.

Year ended June 30, 2001
(in thousands)
Revenues:
Openwave	$397,176
Software.com	71,892

Combined	$469,068

Net loss:
Openwave	$(655,276)
Software.com	(34,718)

Combined	$(689,994)

(b)    Purchase Acquisitions

The Company has completed the following business combinations, which were accounted for as purchase acquisitions. The operating results of each acquired entity have been included in the consolidated statements of operations since the respective acquisition date.

On July 15, 2002, the Company acquired 100% of the outstanding common shares of SignalSoft Corporation (SignalSoft) via a cash tender offer. Based in Boulder, Colorado, SignalSoft developed software applications for both commercial and emergency (E911) location-based services. SignalSoft offers mobile operations worldwide the software products and solutions needed to effectively implement location-based services. The acquisition was accounted for as a purchase, and the acquired intangible assets are being amortized on a straight-line basis over a period of up to three years or when the related revenue is recognized.

On May 28, 2002, the Company acquired Java download technology, key employees and access to customers from a Sweden-based company, Ellipsus Systems, Inc., a telecommunications infrastructure software developer. The acquired technology allows operators to efficiently deploy and realize immediate value from new data services for the mobile user. These new data services include applications like games and multimedia content such as ring tones and images. The acquisition was accounted for as a purchase, and the acquired intangible assets are being amortized on a straight-line basis over a period of three years. In addition, the Company recorded additional costs of $723,000 on the acquisition during the year-ended June 30, 2003 that were related to final payments to stockholders of the Company .

On July 13, 2001, the Company acquired 100% of the outstanding common stock of Avogadro, Inc. (Avogadro), a telecommunications infrastructure software developer. Based in Seattle, Washington, Avogadro developed an instant messaging product to provide communication service providers the ability to deliver the next generation communications services in a multi-device environment. The Company expects to deliver an open, standards-based approach to communications, bringing together the best possible mobile messaging experience with a carrier-grade

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

server infrastructure. The acquisition was accounted for as a purchase, and the intangibles are being amortized over a period of up to three years.

For each acquisition, the Company determined the allocation between developed and in-process research and development. This allocation was based on whether technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. As of the respective date of the acquisition of SignalSoft discussed above, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

The total purchase price of each purchase acquisition was allocated as follows (in thousands):

	Allocated Purchase Price Components
	Purchase Price	Goodwill	In-Process R&D	Developed Technology	Other Intangibles	Deferred Stock-Based Compensation	Net Tangible Assets (Liabilities) Acquired
Fiscal year ended 2002:
Avogadro	$97,514	$79,414	$—	$2,270	$—	$11,900	$3,930
Ellipsus	16,722	15,270	—	2,900	—	—	(1,448)
Fiscal year ended 2003:
SignalSoft	63,880	8,045	400	1,200	4,860	—	49,375

For each acquisition accounted for as a purchase, the Company paid the following (in thousands):

	Common Stock		Purchase Price
			Assumption of Stock Options
	Shares	Amount	Shares	Amount	Cash	Total
Fiscal year ended 2002:
Avogadro	2,628	$94,002	72	$2,258	$1,254	$97,514
Ellipsus	2,406	14,901	—	—	1,821	16,722
Fiscal year ended 2003:
SignalSoft	—	—	—	—	63,880	63,880

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Black-Scholes option pricing model with the following weighted average assumptions: expected life of 1.1 years; 0% dividend yield; 80% volatility and risk free interest rate of 6.0%.

The pro forma disclosures required under SFAS No. 141 are not presented, since the acquisitions are considered to be immaterial to the consolidated financials on both an individual and aggregate basis.

(c)    Asset Acquisitions

On October 4, 2002, the Company acquired infrastructure software technology from Personity, Inc. (Personity), based in Pittsburgh, Pennsylvania. Personity is a wireless messaging software firm. Personity’s technology enables users to control how they are reached and by whom. Users create their own chat rooms and view the availability of fellow users to determine who can be contacted and by what means: e-mail, phone or wireless phone. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On October 15, 2001, the Company acquired software code containing a graphics engine and related intellectual property from AlphaMask, Inc., a North Carolina-based corporation. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

The total purchase price of each asset acquisition was allocated as follows (in thousands):

	Allocated Purchase Price Components
	Purchase Price	Goodwill	In-Process R&D	Developed Technology	Other Intangibles	Deferred Stock-Based Compensation	Net Tangible Assets (Liabilities) Acquired
AlphaMask	$495	$—	$—	$395	$—	$100	$—
Personity	543	—	—	624	—		(81)

For each acquisition accounted for as a asset acquisition, the Company paid the following (in thousands):

	Common Stock		Purchase Price
			Assumption of Stock Options
	Shares	Amount	Shares	Amount	Cash	Total
AlphaMask	19	$150	—	$—	$345	$495
Personity	161	140	—	—	403	543

(5)    Geographic, Segment and Significant Customer Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment: the development and delivery of application software and services, infrastructure software and services, client software and services, and customer

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services for communication service providers, mobile device manufacturers and other customers. The disaggregated revenue information reviewed on a product category basis by the CEO includes application software and services, infrastructure software and services, client software and services, customer services and project revenues.

Application software and related maintenance and support services enable end users to exchange electronic mail, and multimedia messages from PC’s, wireline telephones and mobile devices. The Company’s application software and services also includes, but is not limited to, MMS (Multimedia Messaging Services), e-mail and other messaging products.

Infrastructure software and related maintenance and support services contain the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users and includes, but is not limited to, Openwave Mobile Access Gateway, Openwave Location Products and Openwave Provisioning Manager.

Client software and related maintenance and support services primarily include the Openwave Mobile Browser software, which is a microbrowser software that is designed and optimized for wireless devices.

Customer services are activities performed by the Company to help customers to install, deploy, manage, maintain and support the Company’s software products and to help design and manage overall Internet implementations. Customer services included professional services and training. During the year ended June 30, 2003, the Company revised the disaggregated revenues to include maintenance and support services within the application software, infrastructure software, and client software categories. Furthermore, client software and services during the year ended June 30, 2003 includes $1.5 million of professional services related to client software customization.

Finally, Project revenues are fees derived from porting the Company’s software to a service partner’s hardware and software.

The disaggregated information reviewed on a product basis by the CEO is as follows:

	Years ended June 30,
	2003	2002	2001
	(in thousands)
Revenue
Application software and services	$78,200	$116,028	$159,671
Infrastructure software and services	104,116	175,968	222,338
Client software and services	40,392	22,250	23,266
Customer services	25,904	45,307	63,793
Project	19,343	5,279	—

	$267,955	$364,832	$469,068

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company’s revenues in different geographic regions is as follows:

	Years ended June 30,
	2003	2002	2001
	(in thousands)
Americas	$128,198	$146,817	$188,009
Europe, Middle East, Africa	54,532	86,136	141,621
Japan and Asia Pacific	85,225	131,879	139,438

	$267,955	$364,832	$469,068

	Years ended June 30,
	2003	2002	2001
	(in thousands)
United States	$106,713	$115,714	$157,264
Japan	64,578	101,024	102,250
UK	9,936	33,722	81,578
Other foreign countries	86,728	114,372	127,976

	$267,955	$364,832	$469,068

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer information is as follows:

	% of Total Revenue Years ended June 30,			% of Total Accounts Receivable
	2003	2002	2001	June 30, 2003
Customer:
Sprint	13%	5%	7%	13%
KDDI	11%	20%	16%	4%
mmO2	2%	8%	15%	2%

(6)    Balance Sheet Components

(a)    Cash, cash equivalents, and short-term Investments

The following summarizes the Company’s cash, cash equivalents, and short-term investments (in thousands):

	June 30,
	2003	2002
Cash and cash equivalents:
Cash	$51,563	$52,709
Money market funds	93,961	71,496
Commercial paper	5,000	19,900
Less restricted cash equivalents	(11,185)	(3,406)

	$139,339	$140,699

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2003
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Short-term investments
Corporate bonds	$17,961	$92	$—	$18,053
Commercial paper	11,083	—	—	11,083
U.S. Treasury securities and obligations of U.S. government agencies	15,225	70	—	15,295
Less restricted investments	(11,086)	—	—	(11,086)

	$33,183	$162	$—	$33,345

	June 30, 2002
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Short-term investments
Corporate bonds	$74,517	$509	$(19)	$75,007
Commercial paper	4,963	—	—	4,963
U.S. Treasury securities and obligations of U.S. government agencies	12,438	35	—	12,473
Less restricted investments	(18,943)	—	—	(18,943)

	$72,975	$544	$(19)	$73,500

(b)    Long-term investments and restricted cash and investments

The following summarizes the Company’s long-term investments and restricted cash and investments (in thousands):

	June 30, 2003
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies (matures in year ending June 30, 2005)	$39,119	$79	$(3)	$39,195
Restricted cash and investments	22,271	—	—	22,271

	$61,390	$79	$(3)	$61,466

	June 30, 2002
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Unrestricted corporate bonds (matures in year ending June 30, 2004)	$15,455	$124	$—	$15,579
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies	64,210	182	(9)	64,383
Restricted cash and investments	22,349	—	—	22,349

	$102,014	$306	$(9)	$102,311

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Accounts receivable, net

Accounts receivable, net consisted of the following:

	June 30
	2003	2002
	(in thousands)
Accounts receivable	$60,232	$89,092
Unbilled accounts receivable	10,243	17,955
Allowance for doubtful accounts	(8,350)	(10,476)

	$62,125	$96,571

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual terms.

(d)    Property and equipment, net

Property and equipment consisted of the following:

	June 30
	2003	2002
	(in thousands)
Computer equipment and software	$91,170	$83,822
Furniture and equipment	9,765	13,364
Leasehold improvements	33,954	44,363

	134,889	141,549
Less accumulated depreciation and amortization	(90,307)	(63,990)

	$44,582	$77,559

Depreciation expense was $30.9 million, $33.8 million, and $21.1 million for the years ended June 30, 2003, 2002 and 2001, respectively.

(e)    Prepaid expenses and other current assets

The Company classifies its investments in nonmarketable equity securities within deposits and other assets. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18), the Company accounts for its investments in nonmarketable equity securities under the cost method. The following table presents a roll-forward of the investments in nonmarketable equity securities:

	Years ended June 30
	2003	2002
	(in thousands)
Beginning Cost	$4,391	$7,049
Add:
Purchases	2,073	2,927
Less:
Impairment *	(5,328)	(5,585)

Ending Cost	$1,136	$4,391

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, the Company considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency and its access to future capital. As a result of these impairment analysis, the Company determined that three and four investments, aggregating $5.3 million and $5.6 million, in privately-held companies had incurred a decline in value that was considered other-than-temporary during the years ended June 30, 2003 and 2002, respectively. These impairment charges are recorded within “Impairment of nonmarketable equity securities” in the Company’s Consolidated Statements of Operations. As of June 30, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million and is recorded within “Deposits and other assets” in the Company’s Consolidated Balance Sheets.

(f)    Goodwill and other intangible assets, net

Goodwill and other intangible assets, net consists of the following:

	June 30,
	2003	2002
	(in thousands)
Goodwill	$723	$14,547
Other Intangibles:
Customer contracts and relationships	2,308	—
Developed and core technology	3,123	3,117
Trademarks	129	—

	$6,283	$17,664

The following table presents a rollforward of the goodwill and other intangibles, net from June 30, 2002 to June 30, 2003:

	June 30, 2002 Balance	Additions(1)	Amortization(2)	Cumulative Effect and Impairment(3)	June 30, 2003 Balance
	(in thousands)
Goodwill	$14,547	$8,768	$—	$(22,592)	$723
Intangibles:
Customer contracts and relationships	—	4,650	(2,342)	—	2,308
Developed and core technology	3,117	1,824	(1,818)	—	3,123
Trademarks	—	200	(71)	—	129

	$17,664	$15,442	$(4,231)	$(22,592)	$6,283

(1)	Comprised of goodwill and intangibles of $14.1 million related to the SignalSoft acquisition as discussed in Note 4 (b) “Business Combinations: Purchase Acquisitions;” $723,000 in additional goodwill related to final payments on the Ellipsus Systems, Inc. acquisition that was completed on May 28, 2002; and $624,000 of developed and core technology acquired from Personity during the three months ended December 31, 2002.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amortization for intangibles in the amount of $2.1 million is included in “Cost of revenues: License,” and the remaining $2.1 million amortization is recorded within “Amortization and impairment of goodwill and other intangible assets” in the Company’s Consolidated Statements of Operations for the year ended June 30, 2003.
(3)	Includes $14.5 million of a cumulative effect of change in accounting principle with the adoption of SFAS No. 142 and $8.0 million of goodwill impairment recorded in “Amortization and impairment of goodwill and other intangible assets” in the Company’s Consolidated Statements of Operations for the year ended June 30, 2003. Please see Note 10, “Impairment of Goodwill and Other Intangible Assets, Long-Lived Assets, and Equity Investments,” for further discussion.

The following table presents a rollforward of the goodwill and other intangibles, net from June 30, 2001 to June 30, 2002:

	June 30, 2001 Balance	Additions(1)	Amortization	Impairment (2)	June 30, 2002 Balance
	(in thousands)
Goodwill	$1,006,933	$91,280	$(497,661)	$(586,005)	$14,547
Intangibles:
Customer contracts and relationships	392		(392)		—
Developed and core technology	42,948	5,565	(13,988)	(31,408)	3,117
Assembled workforce	2,328		(1,469)	(859)	—
Noncompete agreements	4,327	—	(4,327)	—	—

	$1,056,928	$96,845	$(517,837)	$(618,272)	$17,664

(1)	Comprised of goodwill and intangibles of $81.7 million related to the Avogadro acquisition and $17.4 million related to the Ellipsus acquisition as discussed in Note 4 (b) “Business Combinations: Purchase Acquisitions;” and the remaining $2.3 million related to final payments and settlements on prior years acquisitions.
(2)	Please see Note 10, “Impairment of Goodwill and Other Intangible Assets, Long-Lived Assets, and Equity Investments,” for further discussion.

Total amortization expense related to goodwill and other intangible assets is set forth in the table below:

	Years Ended June 30,
	2003	2002	2001
	(in thousands)
Goodwill	$—	$(497,661)	$(607,266)
Intangibles:
Customer contracts and relationships	(2,342)	(392)	(202)
Developed and core technology	(1,818)	(13,988)	(24,900)
Assembled workforce	—	(1,469)	(1,454)
Noncompete agreements	—	(4,327)	(2,460)
Trademarks	(71)	—	—

	$(4,231)	$(517,837)	$(636,282)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the carrying amount of other intangible assets, net:

		June 30, 2003
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	($ in thousands)
Customer contracts and relationships	0-3 yrs	$4,650	$(2,342)	$2,308
Developed and core technology	3 yrs	5,020	(1,897)	3,123
Trademarks	3 yrs	200	(71)	129

		$9,870	$(4,310)	$5,560

	June 30, 2002
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	($ in thousands)
Developed and core technology	3 yrs	$3,196	$(79)	$3,117

The following table presents the estimated future amortization of the other intangibles ($ in thousands):

Fiscal Year	Amortization
2004	$3,080
2005	2,424
2006	56

$5,560

The adjusted net loss per share excluding amortization of goodwill and assembled workforce in place, as if SFAS No. 142 was adopted as of July 1, 2000, is as follows:

	Years Ended June 30,
	2003	2002	2001
	($ in thousands except per share data)
Net loss	$(216,958)	$(1,260,758)	$(689,994)
Add back:
Amortization of goodwill and assembled workforce in place	—	499,130	608,720

Adjusted net loss	$(216,958)	$(761,628)	$(81,274)

Basic and diluted net loss per share	$(1.22)	$(7.28)	$(4.17)
Add back:
Amortization of goodwill and assembled workforce in place	—	2.88	3.68

Adjusted basic and diluted net loss per share	$(1.22)	$(4.40)	$(.49)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)    Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30
	2003	2002
	(in thousands)
Accrued employee compensation	$17,154	$21,576
Other accrued liabilities	19,223	28,381

	$36,377	$49,957

(7)    Commitments and Contingencies

(a)    Leases

In March 2000, the Company entered into a lease for approximately 280,000 square feet of office space in Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The agreement required that the Company provide a letter of credit in the amount of $16.5 million. The Company guaranteed the letter of credit and pledged approximately $20.7 million, or 125% of the letter of credit, of cash equivalents and investments to be held in trust as security for the letter of credit. Furthermore, the Company has guaranteed additional letters of credit and pledged approximately $1.6 million for additional new locations outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 1.3% as of June 30, 2003, and the resulting income earned is not subject to any restrictions.

The Company also has numerous facility operating leases in other locations in the United States, as well as other locations throughout the world. Annual minimum commitments for the noncancelable operating leases as of June 30, 2003, net of sublease income, are as follows (in thousands):

Year ending June 30,	Gross Lease Commitments	Sublease Income	Net Lease Commitments
2004	$27,096	$(3,528)	$23,568
2005	25,507	(2,979)	22,528
2006	21,050	(839)	20,211
2007	20,442	(576)	19,866
2008	19,239	(391)	18,848
Thereafter	89,726	—	89,726

Total minimum lease payments	$203,060	$(8,313)	$194,747

Rent expense for the years ended June 30, 2003, 2002 and 2001 was approximately $20.1 million, $26.1 million and $19.1 million, respectively, net of sublease income of $4.6 million, $4.8 million and $1.1 million for the years ended June 30, 2003, 2002 and 2001, respectively. Future net lease commitments includes $59.5 million of accrued restructuring-related lease obligations (See Note 9, “Restructuring and Related Costs.”)

(b)    Litigation

Former employee arbitration.    A former employee commenced arbitration against the Company in February 2002 alleging various claims for misrepresentation in connection with his employment agreement and for tortious

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

constructive discharge from his employment. The demand for arbitration sought an award of damages in excess of $25 million. The Company made an offer to settle the entire matter to the former employee on November 13, 2002 for payment of $30,000, which was accepted by the former employee on November 27, 2002. The Company received the arbitrator’s entry of award and, in accordance with the settlement, made the $30,000 payment. The settlement requires the former employee to dismiss the case in its entirety, with prejudice.

IPO securities class action.    Based upon certain publicly available information, on November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. It names as defendants the Company and five of the Company’s present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Pursuant to stipulation, the Court dismissed three of the individual defendants without prejudice, subject to an agreement extending the statute of limitations through September 30, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was granted as to one remaining individual defendant associated with the Company. The motion was denied as to the claims against the Company and the other remaining individual defendant associated with the Company.

The Company decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

IPO derivative litigation.    On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case was removed to the United States District Court, Northern District of California, No. C-02-2465 VRW. Plaintiff asserts claims against the directors at the time of the Company’s initial public offering and one officer, and the underwriters of that offering, for breach of fiduciary duty, negligence, breach of contract, and unjust enrichment. Plaintiff alleges that defendants injured the Company because

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, the Company moved to dismiss the initial complaint. Subsequently, plaintiff made demand that the Company’s Board of Directors assert the Company’s purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, all defendants moved to dismiss the amended complaint. Subsequently, the Company and individual defendants agreed to stay their motions, to allow the Court to consider the underwriters’ motion. On March 24, 2003, the Court granted the motion and dismissed the case with leave to amend. Plaintiff has not filed an amended complaint in federal court. On June 10, 2003, plaintiff filed a second derivative case in the Superior Court of California, San Mateo County. Lefort v. Credit Suisse First Boston Corp. et al., No. 431908. The complaint in this case makes the same allegations as the dismissed federal derivative complaint, as against the same defendants. It also adds as individual defendants other current or former officers or employees of the Company, and some of their spouses. As against the new individual defendants and three carry-over individual defendants, the complaint alleges that these persons received money or benefits from the lead underwriter of the Company’s IPO in exchange for their influence in selecting that firm as underwriter. The complaint seeks payment of this money from these individual defendants to the Company. The complaint appears to allege that the demand made in the federal derivative lawsuit was wrongfully refused. The Company, individual defendants, and underwriters expect to respond to the complaint in September, 2003. The Company does not believe that resolution of this matter will have a material adverse effect on its financial position.

Commercial Dispute.    A reseller of the Company, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration does not include a specific demand for damages. Although the arbitration is in its preliminary stages, the Company believes the claims are without merit, the Company intends to defend the arbitration vigorously, and the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position.

(8)    Stockholders’ Equity

(a)    Tender Offers

On April 29, 2003, the Company commenced a voluntary stock option exchange program to certain employees. Only employees who had received options to purchase 30,000 shares or more of common stock granted on or after September 13, 2002 are eligible to participate. All of these employees had been excluded from the March 13, 2003 stock exchange program pursuant to its terms (see discussion of March 13, 2003 plan below). The following employees were also not eligible: the Company’s CEO, and vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated. Under the program, eligible employees have the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date no sooner than December 5, 2003. Options to acquire a total of 6.2 million shares of the Company’s common stock are eligible to be exchanged under the program. As a result of this April 29, 2003 stock option exchange program, options to acquire approximately 1.6 million shares of the Company’s common stock were accepted for exchange, and the Company is

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligated to grant replacement options to acquire a maximum of approximately 464,000 shares of the its common stock. The exercise price of the replacement options will be equal to the fair market value of the Company’s common stock on the future date of grant, which will be determined by the Compensation Committee of the Board of Directors or its designee on a date falling between December 5, 2003 and January 5, 2004.

On February 17, 2003, the Company announced a voluntary stock option exchange program that commenced March 13, 2003 for its employees. The following employees were not eligible: the Company’s CEO, vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated, employees based in Switzerland, and employees who received 30,000 or more options on or after September 13, 2002. Non-employee members of the board of directors were not eligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date no sooner than October 25, 2003. Options to acquire a total of 23.2 million shares of the Company’s common stock were eligible to be exchanged under the program. As a result of the stock option exchange program, options to acquire 21.1 million shares of the Company’s common stock were accepted for exchange, and the Company is obligated to grant replacement options to acquire a maximum of 12.2 million shares of the Company’s common stock. The exercise price of the replacement options will be equal to the fair market value of the Company’s common stock on the future date of grant, which will be determined by the Compensation Committee of the Board of Directors or its designee on a date falling between October 25, 2003 and November 24, 2003.

The exchange programs are designed to comply with the FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, and the Company does not expect to incur any variable compensation charges as a result of these stock option exchange programs.

On August 2, 2001, the Company announced a voluntary stock option exchange program for its employees, except for the Company’s Chief Executive Officer and employees located in Australia. Members of the Company’s Board of Directors and consultants holding options also were ineligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted. Options to acquire a total of 35.8 million shares of the Company’s common stock with exercise prices ranging from $163.13 to $0.01 were eligible to be exchanged under the program. As a result of the stock option exchange program, options to acquire 19.3 million shares of the Company’s common stock were accepted for exchange. On April 9, 2002, the Company granted the replacement options to acquire 14.7 million shares of the Company’s common stock. The exercise price of the replacement options of $5.39 (except for grants made to employees in Italy where the exercise price was marginally higher) was equal to the fair market value of the Company’s common stock on April 9, 2002, which was the date of grant determined by the Compensation Committee of the Board of Directors. The program did not result in any additional compensation charges or variable award accounting.

(b)    Stockholder Rights Agreement

On August 8, 2000, the Company entered into a rights agreement that entitles each holder of the Company’s common stock to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $500 per one one-thousandth of a share, subject to adjustment. Ten business days after a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company common

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, and except pursuant to an offer for all outstanding shares of the Company common stock which the independent directors of the Company determine to be fair and in the best interests of the Company, each holder of a right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock will thereafter have the right to receive, upon exercise of the right, shares of the Company common stock having a value equal to two times the exercise price of the right.

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

(c)    Nonemployee Equity Transactions

The Company has issued the following warrants and options to purchase its common stock:

Fiscal Year of Grant	Number of Shares	Exercise Price per Share	Date Exercisable	Fair Value	Purpose	Fair Value Assumptions	Recorded as
1999	122,308	$0.11	On milestones from Jun. 1999	$2,500,000	Nonemployee services	B	Operating expense
2000	32,806	$4.37	July 1999	$94,000	Debt financing	A	Debt issuance costs
2000	10,694	$16.64	Feb. 2000	$178,000	Equity financing	A	Additional paid in capital
2000	20,076	$0.43	On milestones from Nov. 1999	$604,000	Nonemployee services	B	Operating expense
2001	5,000	$34.75	January 2001	$140,119	Nonemployee services	C	Operating expense
2001	5,000	$18.25	April 2001	$73,883	Nonemployee services	C	Operating expense
2002	5,000	$33.24	July 2001	$97,372	Nonemployee services	C	Operating expense
2002	5,000	$11.66	October 2001	$42,179	Nonemployee services	C	Operating expense
2002	5,000	$9.98	January 2002	$36,102	Nonemployee services	C	Operating expense
2002	5,000	$6.38	April 2002	$29,899	Nonemployee services	C	Operating expense
2002	5,000	$5.06	July 2002	$23,713	Nonemployee services	C	Operating expense
2002	5,000	$0.62	October 2002	$2,906	Nonemployee services	C	Operating expense

The fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions:

	Risk Free Rate	Dividend Yield	Volatility	Contractual Life
A	6%	—	60%	1 to 7 years
B	6%	—	80%	10 years
C	5-6%	—	110%	2-10 years

(d)    Stock Plans

The Company is authorized to issue up to 66,521,219 shares of common stock in connection with its 1995 Stock Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) and its 1996 Stock Plan (formerly the Phone.com, Inc.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 Stock Plan) (collectively the “1995 and 1996 Stock Plans”) to directors, employees and consultants. The 1995 and 1996 Stock Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

The 1995 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 8,052,500 shares or 4% of the Company’s outstanding common stock on such date. The 1996 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 3,000,000 shares or 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. As of June 30, 2003, a total of 23,937,196 shares were available for grant under the 1995 and 1996 Stock Plans.

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

In March 1999, the Company adopted the Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) which provides for the grant of nonstatutory stock options to nonemployee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 1,200,000 shares of the Company’s common stock have been reserved for issuance. Each Outside Director who becomes a member of the Board of Directors will initially be granted an option to purchase 60,000 shares of the Company’s common stock and thereafter an option to purchase an additional 36,000 shares of the Company’s common stock on the first Board of Directors meeting date of each calendar year that begins at least six months following the grant of the initial option. Initial options granted to a new Outside Directors vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Options granted subsequent to the initial option grant to existing Outside Directors vest monthly over a period of four years. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Stock Plan, options have a term of ten years. As of June 30, 2003 there were 855,000 shares available for grant under the Directors’ Stock Plan.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A total of 12,204,385 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the Plan Administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the Plan Administrator and generally provide for shares to vest over a period of four years at 25% per year. As of June 30, 2003, there were 6,468,077 shares available for grant under the 2001 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans stated above as of June 30, 2003:

1995 and 1996 Stock Plans	23,937,196
Directors’ Stock Plan	855,000
2001 Stock Plan	6,468,077

31,260,273

(e)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2003, the Company has issued 6,361,225 shares under restricted stock purchase agreements, of which 1,214,699 shares have been repurchased and 1,598,474 shares remain subject to repurchase at a weighted-average purchase price of $0.02 per share.

The Company also has certain outstanding stock purchase rights in connection with the early exercise of stock options prior to vesting. Through June 30, 2003, the Company has issued 3,181,281 shares in connection with the exercise of unvested stock options, of which 122,838 shares have been repurchased and 11,360 shares remain subject to repurchase at a weighted-average purchase price of $1.11 per share.

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

The Openwave Purchase Plan provides for an automatic annual increase on the first day of the Company’s fiscal years beginning in 2000 through 2004 equal to the lesser of 1,805,250 shares or 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. On the first day of fiscal years 2005, 2006, 2007 and 2008, the Openwave Purchase Plan provides for an automatic annual increase equal to the lesser of 805,250 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. A total of 8,320,274 shares of common stock have been reserved for issuance under the Openwave Purchase Plan.

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

For the year ended June 30, 2003, employees purchased 1,994,016 shares of common stock at an average price of $0.9265 per share under the Openwave Purchase Plan. As of June 30, 2003, 2,586,400 shares remained available for future issuance under the Openwave Purchase Plan. In October 2002, the Openwave Purchase Plan was suspended.

(g)    Stock Option Plans Summary

A summary of the status of the Company’s options and restricted stock grants under its stock option plans is as follows (in thousands, except per share data):

	Years ended June 30,
	2003		2002		2001
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	44,535	$9.46	35,386	$42.10	28,503	$28.89
Granted	27,946	$1.12	36,132	$7.24	23,921	$57.55
Cancelled	(42,325)	$9.22	(24,335)	$54.43	(9,544)	$71.30
Exercised	(2,403)	$0.37	(2,648)	$2.07	(7,494)	$3.98

Outstanding at end of year	27,753	$2.22	44,535	$9.46	35,386	$42.10

Options exercisable at end of year	11,392	$3.01	15,001	$9.12	7,627	$36.21

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended June 30,
	2003		2002		2001
	Shares	Weighted- average fair value	Shares	Weighted- average fair value	Shares	Weighted- average fair value
Weighted average fair value of options granted:
Exercise prices equal to fair value at date of grant	26,470	$1.18	35,922	$5.27	23,721	$42.13
Exercise prices less than fair value at date of grant	1,476	$1.27	210	$14.91	200	$27.04

As of June 30, 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows (number of options in thousands):

Exercise Price	Number Outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares exercisable	Weighted- average exercise price
$ 0.010 — $0.907	2,421	9.04	$0.68	825	$0.63
$ 0.908 — $0.908	6,791	9.20	$0.91	1,533	$0.91
$ 0.909 — $5.380	15,225	9.01	$1.49	6,890	$1.45
$ 5.390 — $5.390	2,273	8.78	$5.39	1,437	$5.39
$ 5.400 — $9.980	593	7.11	$6.95	370	$7.08
$ 9.990 — $116.190	450	7.25	$32.51	337	$35.63

	27,753	8.97	$2.22	11,392	$3.01

(h)    Stock-based compensation

Executive Options Granted

On July 15, 2002, 4.6 million options with 3-year vesting periods were granted to certain executives of the Company. Additionally, on August 7, 2002, Don Listwin, Chief Executive Officer (CEO) agreed to cancel 5.3 million options granted to him on October 30, 2001 in exchange for 5.3 million new options that were granted at fair market value on February 10, 2003. The new options were granted with an exercise price equal to the fair market value on the date of grant and provided for the same 4-year vesting schedule and September 2000 vesting commencement date as the cancelled options.

Restricted Stock Grants

During the year ended June 30, 2003, the Compensation Committee of the Board of Directors of the Company granted approximately 976,000 restricted shares of the Company’s common stock to certain executive officers and other employees of the Company. The Company recorded $925,000 of deferred stock-based compensation on the date of grant related to the issuance of restricted shares. The restricted grants vest over a period from one to two years from the date of grant through April 2005. In addition, on December 20, 2002, the Compensation Committee of the Board of Directors granted to the CEO 500,000 restricted shares of the Company’s common stock. The restricted shares vest in equal monthly installments through December 20, 2005. On the date of grant, the Company recorded deferred stock-based compensation related to the restricted stock grant of $880,000.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of employees who left the Company during the year ended June 30, 2003, the Company reversed approximately $3.1 million of deferred stock-based compensation and additional paid-in-capital, which represented the unamortized balance of deferred stock-based compensation relating to employees who have left the Company.

The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. The Company had deferred stock-based compensation of $2.2 million and $7.2 million at June 30, 2003 and 2002, respectively. The Company recorded $3.7 million, $14.9 million, and $11.0 million of amortization of deferred stock compensation for the years ended June 30, 2003, 2002, and 2001, respectively.

(i)    Stock Repurchase Program

During the year ended June 30, 2002, the Company announced that its Board of Directors had authorized a stock repurchase program of up to five million shares of common stock. Any purchases under the stock repurchase program were authorized to be made in the open market, in privately negotiated transactions or through the use of derivative securities. In accordance with the program, the Company repurchased 700,000 shares at a weighted average of $8.40 on the open market and sold 3.5 million put options that entitled the holder of each option to sell to the Company, for cash, by physical delivery or net share settlement at the Company’s election, one share of common stock at a specified price. The cumulative net proceeds to the Company from the sale of these put options were recorded as additional paid-in capital at the fair value of $10.5 million, under EITF No. 00-19. Of the 3.5 million put options sold: 1.0 million options were exercised, and the Company acquired the shares as treasury stock for $12.8 million; 1.0 million of the put options were called by the holder of the options as a result of the closing price falling below the contractual minimum, and the Company chose to settle the options by paying $6.6 million and recorded a decrease in additional paid-in capital under EITF No. 00-19; prior to the stock dropping below the minimum price, the remaining 1.5 million put options were renegotiated to permit physical settlement of the put options upon an early termination event, and the Company bought 1.5 million shares for $19.4 million and recorded the settlement of the put options as treasury stock. Thus, for the year ended June 30, 2002, the Company repurchased a total of 3.2 million shares under the stock repurchase program at a weighted-average price of $11.90 and recorded net proceeds from put options of $3.9 million, for the overall program to date. Management’s authority to purchase any additional shares under the Company’s stock repurchase program has expired. During the year ended June 30, 2003, the Company cancelled and retired the treasury shares.

(9)    Restructuring and Other Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, Company announced three separate restructurings during the years ended June 30, 2003 and 2002. These restructurings included the fiscal 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal 2002 restructuring (FY2002 Restructuring).

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the restructuring activity through June 30, 2003 (in thousands):

	FY 02 Restructuring Plan			Q1 FY 03 Restructuring Plan			Q4 FY 03 Restructuring Plan			Total
	Facility(a)	Severance(b)	Other(c)	Facility(a)	Severance(b)	Other(c)	Facility(a)	Severance(b)	Other(c)
Activity for the year ended June 30, 2002:
Total charges	$22,303	$10,706	$2,792	$—	$—	$—	$—	$—	$—	$35,801
Amount utilized:
Cash paid	(5,104)	(9,659)	(1,279)	—	—	—	—	—	—	(16,042)
Non cash	—	(355)	(1,470)	—	—	—	—	—	—	(1,825)
Impairment of property and equipment	(5,339)	—	—	—	—	—	—	—	—	(5,339)
Accrual balances as of June 30, 2002	11,860	692	43	—	—	—	—	—	—	12,595
Activity for the year ended June 30, 2003:
Total charges	2,552	(398)	(3)	63,858	18,226	277	1,285	5,639	1,681	93,117
Amount utilized:
Cash paid	(5,247)	(213)	(40)	(3,772)	(17,224)	(116)	(20)	—	—	(26,632)
Non cash	—	—	—	528	—	—	—	—	—	528
Impairment of property and equipment	—	—	—	(12,202)	—	—	(482)		(1,601)	(14,285)
Deferred rent obligation reclass	—	—	—	1,187	—	—	—	—	—	1,187

Accrual balances as of June 30, 2003	$9,165	$81	—	$49,599	$1,002	$161	$783	$5,639	$80	$66,510

(a)	Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Since June 30, 2001, 16 sites had been vacated and 10 sites have been selected for downsizing. In addition to the lease contracts accruals, facility’s costs include the impairment of leasehold improvements and furniture and fixtures on the vacated facilities or planned vacated facilities, and accordingly are reclassed against property and equipment.
(b)	Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination approximately 400, 480, and 170 employees during the FY2002, FY 2003 Q1, and FY 2003 Q4 Restructuring plans, respectively.
(c)	Other charges consist of fees resulting from the impairment of certain acquired software as a result of the related restructuring, termination costs of certain software license arrangements and other fees.

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align Company’s overall costs structure with current revenues. These reductions included a decrease in Company workforce of approximately 170 employees who are expecting to be terminated during the quarter ended September 30, 2003. In connection with the implementation of the

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring plan, Company incurred $8.6 million in charges during the year-ended June 30, 2003. The restructuring costs included facility and equipment costs of $1.3 million, severance and employment related charges of $5.6 million, and other restructuring related costs of $1.7 million. Further, the Company expects to incur additional charges of approximately $2.5 million to $3.5 million during the first half of fiscal 2004, as a result of additional facilities that the Company is planning to vacate as well as other restructuring charges. This restructuring effort is expected to lead to approximately $10 million of cost reductions within the next two to three quarters beginning with the quarter ended September 30, 2003, of which approximately 25% is expected to be realized in cost of revenues, 35% in research and development departments, 25% in sales and marketing departments and 15% in the general and administrative departments. The remaining accrual as of June 30, 2003 of $6.5 million consists of $5.9 million that is expecting to be paid during the year-ended June 30, 2004 and $600,000 expecting to be paid through various dates by February 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in Company’s workforce of approximately 480 employees as of June 30, 2003. In connection with the implementation of this restructuring plan, Company incurred $82.4 million in charges during the year-ended June 30, 2003. The restructuring costs included facility and equipment costs of $63.9 million, severance and employment related charges of $18.2 million, and other restructuring related costs of $.3 million. This restructuring effort lead to approximately $25 to $30 million in cost reductions per quarter, of which 26% was approximately realized in cost of revenues, 40% in research and development departments, 23% in sales and marketing departments and 11% in the general and administrative departments. The remaining accrual as of June 30, 2003 of $50.8 consists of $8.8 million that will be paid during the year ended June 30, 2004 and $42.0 million expecting to be paid through various dates by April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of Company’s desire to improve its cost structure and profitability. This 2002 restructuring plan resulted in a decrease in Company’s workforce of approximately 400 employees during the fiscal year-ended June 30, 2002. In connection with the implementation of the restructuring plan during the year ended June 30, 2002, the Company incurred a total of $35.8 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. During the year ended June 30, 2003, the Company incurred additional restructuring charges of $2.1 million. The restructuring costs included facility and equipment costs of $24.8 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. The restructuring effort led to $25 to $30 million of cost reductions per quarter, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments. The remaining accrual as of June 30, 2003 of $9.2 million expected to be paid through various dates by 2012.

(10)    Impairment of Goodwill and Other Intangible Assets, Long-Lived Assets, and Equity Investments

(a)    Goodwill and Other Intangible Assets

In the first quarter ending September 30, 2002, the Company recognized a transitional goodwill impairment loss of $14.5 million as of July 1, 2002, which is recorded as a cumulative effect of change in accounting principle in the Company’s Consolidated Statements of Operations for the year ended June 30, 2003.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended June 30, 2003, we completed an acquisition of a business, SignalSoft, for $63.9 million. At September 30, 2002, we had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of the Company’s goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets have been impaired. The Company has concluded that it is a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization. Considering the significant decrease in our market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the three months ended December 31, 2002 related to the finalization of the purchase price allocation, the goodwill related to the adjustments was fully impaired during the three months ended December 31, 2002. The impairment of the goodwill resulted in impairment charges of $8.0 million for the year ended June 30, 2003 under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Consolidated Statements of Operations. For further information regarding Signal Soft, please refer to Note 4(b), “Business Combinations: Purchase Acquisitions.”

The Company selected the quarter ended March 31 as the period in which the required annual impairment test will be performed under SFAS No. 142. The Company performed this required annual impairment test during the quarter ended March 31, 2003 and determined that the remaining goodwill of $723,000 related to the Ellipsus acquisition has not been impaired.

During the year ended June 30, 2002 prior to the adoption of SFAS No. 142, the Company performed two separate impairment analyses as a result of changes within the telecommunications industry that led to reductions in its forecasted growth. The triggering events for the quarters ended December 31, 2001 and June 30, 2002 include the restructuring plan that was announced during the quarter ended December 31, 2001 and the significant decrease in our market capitalization during the quarter ended June 30, 2002. For the December 31, 2001 impairment analysis, assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For the June 30, 2002 analysis, to the extent that cash flows were not identifiable at the product level, we assessed impairment at the enterprise level. If the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amount of the assets, we recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeded the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3% during the quarter ended December 31, 2001 and 22.6% during the quarter ended June 30, 2002. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the risk-free rate, the expected return on the market portfolio and our risk-based rate. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with Accounting Principles Board Opinion No. 17, Intangible Assets.

As a result of the impairment analyses, we recorded a $618.3 million impairment charge during the fiscal year ended June 30, 2002 within “Amortization and impairment of goodwill and other intangible assets” in the Company’s

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations. The $17.4 million of goodwill and intangible assets remaining on our balance sheet at June 30, 2002 consists of goodwill and intangible assets related to the Ellipsus acquisition. Upon the adoption of SFAS No. 142 as of July 1, 2002, $14.5 million of goodwill related to the Ellipsus acquisition was recorded as a cumulative effect of change in accounting principle in our Consolidated Statements of Operations.

(b)    Equity Investments

The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, indicated by the businesses in which investments have been made: the implicit valuation of the business in connection with recently completed financing or similar transactions, the business’ current solvency and its access to future capital. The Company recorded $5.3 million in impairment charges of nonmarketable equity securities during the year ended June 30, 2003 representing three investments in privately-held companies. During the prior fiscal year, total impairment charges were $5.6 million relating to four investments. These impairment charges are recorded within “Impairment of nonmarketable equity securities” in the Company’s Consolidated Statements of Operations. As of June 30, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million within “Deposits and other assets” in the Company’s Consolidated Balance Sheets.

(11)    Income Taxes

The following reconciles the expected corporate federal income tax benefit (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 34%) to the Company’s income tax expense:

	Years Ended June 30,
	2003	2002	2001
	(in thousands)
Federal tax at statutory rate	$(70,031)	$(422,579)	$(230,182)
Net operating losses not benefited	63,670	81,773	45,955
Foreign withholding taxes	6,881	13,876	9,323
Goodwill amortization and impairment	8,528	340,436	154,488
Merger, integration and acquisition costs	131	194	30,302
Other	1,806	4,179	3,102

Total tax expense	$10,985	$17,879	$12,988

The provision for income taxes primarily includes current foreign withholding and foreign income taxes in income-producing jurisdictions.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$406,414	$360,561
Accruals and allowances not deductible for tax purposes	49,246	23,610
Property and equipment	1,450	1,805
Deferred stock-based compensation	1,244	1,244
Research and development credit and other credits carryforwards	38,126	29,842
Intangibles related to acquisitions	216,122	230,202

Total deferred tax assets	712,602	647,264
Less: valuation allowance	(711,887)	(646,428)

Net deferred tax assets	$715	$836

The Company’s net deferred tax asset as of June 30, 2003 of $715,000 represents foreign temporary differences between book and tax income and was included in prepaid and other assets as of June 30, 2003 on the Company’s Consolidated Balance Sheets.

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for substantially all of its federal deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not that federal deferred tax assets in excess of deferred tax liabilities will be realized.

Approximately $225.7 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $7.6 million of the total $37.3 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $402.0 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $24.4 million and $19.5 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2022. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2004 through 2012.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined. Some of the U.S. federal and California net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to impair the Company’s ability to utilize the affected carryforward items. If there should be a subsequent ownership change of the Company, as defined, its ability to utilize its carryforwards could be reduced.

(12)    Related-Party Transactions

The Company leased one of its facilities from a limited liability company, which includes one former member of the Board of Directors. The lease expired in February 2002. Base rent expense under this lease for the years ended June 30, 2002 and 2001 was $112,000 and $168,000, respectively.

For the year ended June 30, 2001 revenues from companies affiliated with AT&T Corporation, which is considered a related party due to its involvement with AT&T Ventures, a stockholder of the Company, totaled approximately $9.0 million. As of June 30, 2001, accounts receivable from such company totaled approximately $1.8 million. For the years ended June 30, 2003 and 2002, the Company did not have any transactions with AT&T Ventures, and no amounts were due as of June 30, 2003 and 2002.

(13)    Subsequent Event

On July 24, 2003, the Company’s Board of Directors authorized the Company to seek shareholder approval for an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split. If effected, the reverse stock split will be within a ratio of 1 for 3, 1 for 4 or 1 for 5. The effects of the reverse split were not reflected in the Company’s consolidated financial statements as of June 30, 2003 as shareholder approval has not yet been obtained.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at end of year
Allowance for doubtful accounts
Year ended June 30, 2001	$2,177	$10,637	$(2,358)	$10,456
Year ended June 30, 2002	$10,456	$10,630	$(10,610)	$10,476
Year ended June 30, 2003	$10,476	$3,032	$(5,158)	$8,350

S-1