Form 10-Q
period 2003-09-30
OPENWAVE SYSTEMS INC
filed 2003-11-14
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of October 31, 2003 there were 62,425,359 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED

(In thousands)

	September 30, 2003	June 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$271,616	$139,339
Short-term investments	31,050	33,345
Accounts receivable, net	61,849	62,125
Prepaid and other current assets	13,432	13,218

Total current assets	377,947	248,027

Property and equipment, net	38,145	44,582
Long-term investments, and restricted cash and investments	64,654	61,466
Deposits and other assets	6,476	6,311
Goodwill, net	723	723
Other intangibles, net	4,870	5,560

	$492,815	$366,669

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,208	$3,844
Accrued liabilities	43,543	36,377
Accrued restructuring costs	15,625	18,358
Deferred revenue	62,809	73,790

Total current liabilities	126,185	132,369

Accrued restructuring costs—long term	46,032	48,152
Deferred rent obligations	4,117	3,870
Convertible subordinated notes, net	145,923	—

Total liabilities	322,257	184,391

Commitments and contingencies

Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	2,722,724	2,720,994
Deferred stock-based compensation	(1,554)	(2,185)
Accumulated other comprehensive income (loss)	(45)	52
Notes receivable from stockholders	(250)	(254)
Accumulated deficit	(2,550,378)	(2,536,389)

Total stockholders’ equity	170,558	182,278

	$492,815	$366,669

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
Revenues:
License	$32,208	$39,744
Maintenance and support services	20,366	17,926
Professional services	9,803	8,178
Project	5,612	5,310

Total revenues	67,989	71,158

Cost of revenues:
License	2,567	3,264
Maintenance and support services	6,252	8,442
Professional services	7,296	5,866
Project	2,149	4,821

Total cost of revenues	18,264	22,393

Gross profit	49,725	48,765

Operating expenses:
Research and development	25,586	32,298
Sales and marketing	23,623	34,422
General and administrative	10,056	13,977
Restructuring and other related costs	2,652	83,335
Stock-based compensation*	735	772
Amortization and impairment of goodwill and other intangible assets	68	7,354
In-process research and development	—	400
Merger, acquisition and integration-related costs	—	244

Total operating expenses	62,720	172,802

Operating loss	(12,995)	(124,037)
Interest income and other	881	2,297
Interest expense	(303)	(10)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(12,417)	(121,750)
Income taxes	1,572	2,247

Loss before cumulative effect of change in accounting principle	(13,989)	(123,997)
Cumulative effect of change in accounting principle	—	(14,547)

Net Loss	$(13,989)	$(138,544)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.23)	$(2.11)
Cumulative effect of change in accounting principle	—	(0.25)

Basic and diluted net loss per share	$(0.23)	$(2.36)

Shares used in computing basic and diluted net loss per share	60,104	58,742

*Stock-based compensation by category:
Research and development	$268	$63
Sales and marketing	81	122
General and administrative	386	587

	$735	$772

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

(In thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(13,989)	$(138,544)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,802	10,574
Amortization of discount on convertible debt	48	—
Amortization of debt issuance costs	11	—
Amortization of stock-based compensation	735	772
Loss on sale of property and equipment	209	—
Provision for doubtful accounts	135	900
Impairment of goodwill and other intangible assets	—	7,287
Cumulative effect of change in accounting principle	—	14,547
Impairment of property and equipment—restructuring related	738	12,202
In-process research and development	—	400
Changes in operating assets and liabilities:
Accounts receivable	141	(11,891)
Prepaid expenses and other assets	510	(659)
Accounts payable	364	2,969
Accrued liabilities	6,716	(583)
Accrued restructuring costs	(4,853)	68,817
Deferred revenue	(10,981)	13,506

Net cash used for operating activities	(13,414)	(19,703)

Cash flows from investing activities:
Purchases of property and equipment	(651)	(5,146)
Proceeds from sale of property and equipment	29	—
Restricted cash and investments	(7,596)	—
Acquisitions, net of cash acquired	—	(15,735)
Purchases of short-term investments	(6,595)	—
Proceeds from sales and maturities of short-term investments	8,789	27,612
Purchases of long-term investments	(4,450)	—
Proceeds from sales and maturities of long-term investments	8,862	30,012

Net cash provided by (used for) investing activities	(1,612)	36,743

Cash flows from financing activities
Proceeds from issuance of common stock, net	1,627	11
Repayment of notes receivable from stockholders	4	163
Net proceeds from issuance of convertible debt	145,672	—
Repayment of capital lease obligations and long-term debt	—	(151)

Net cash provided by financing activities	147,303	23

Net increase in cash and cash equivalents	132,277	17,063
Cash and cash equivalents at beginning of period	139,339	140,699

Cash and cash equivalents at end of period	$271,616	$157,762

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,796	$2,447

Cash paid for interest	$303	$10

Noncash investing and financing activities
Deferred stock-based compensation	$118	$—

Reversal of deferred stock-based compensation	$14	$2,223

Reclass of deferred rent obligations to accrued restructuring costs	$—	$1,187

Reclass of long-term investments to short-term investments	$—	$24,226

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Openwave Systems Inc.’s (the Company’s) management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2003 and June 30, 2003, and the results of operations for the three months ended September 30, 2003 and 2002, and cash flows for the three months ended September 30, 2003 and 2002. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

On October 21, 2003, the Company effected a one-for-three reverse split of its common stock. All share and per share data in the financial statements presented herein have been updated to reflect this change. Additionally, certain amounts in the condensed consolidated financial statements for the quarter ended September 30, 2002 have been reclassified to conform to the presentation for the quarter ended September 30, 2003.

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

(2) Revenue Recognition

The Company’s four primary revenue categories consist of license, maintenance and support services, professional services and project revenues. As described in Note 5, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category by the CEO includes the licensing of application software and related maintenance and support services; the licensing of its client software and related maintenance and support services; the licensing of infrastructure software and related maintenance and support services; customer services; and project revenues, which include porting services with partners. The Company licenses its application software and infrastructure software products primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

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

        Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customer. For those products that are delivered physically, the Company’s standard transfer terms are FOB shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered. If the Company’s contracts include customer specified acceptance criteria that the Company has not reliably satisfied at the time of delivery of its software, delivery, for purposes of license, new version coverage, and maintenance and support revenue recognition, occurs when such acceptance criteria is satisfied; for purposes of professional services revenue recognition in multiple element arrangements with customer specified acceptance criteria that the Company has not reliably satisfied, delivery occurs without regard to such specified customer acceptance criteria and revenue will be recognized on the professional services element, assuming that all other revenue recognition criteria have been met.

        The fee is fixed or determinable. The Company’s communication service provider customers generally pay a per subscriber fee for the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of its subscribers to use the Company’s software products. Arrangement fees are generally due within one year or less from delivery. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

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

The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the professional services element of its perpetual license arrangements in certain geographies. Where the Company does not have VSOE for its professional services in a multiple-element arrangement that does not include the significant production, modification, or customization of software and professional services and new version coverage and/or maintenance and support are the only remaining undelivered element, arrangement fee revenue is deferred until services are performed. Once professional services are complete, the arrangement fee is recognized in accordance with revenue recognition criteria.

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

The Company’s professional services generally are not essential to the functionality of the software. The Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. Customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For short-term fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed.

In certain arrangements, the Company offers its professional services in exchange for a fixed fee from the customer. In such arrangements, the Company recognizes revenue under the percentage of completion method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). On these fixed fee professional service arrangements, the Company generally measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion.

The Company also licenses its client software to wireless device manufacturers through its direct sales force and certain third parties. These license arrangements generally give the rights to receive product releases for porting to an unlimited unspecified number of devices for a specified period. In addition, the Company provides technical support services and compliance verification. In these arrangements, all arrangement fees are generally recognized ratably over the contract period, assuming all revenue criteria are satisfied.

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

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company has been porting its software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner resells the Company’s products and engages in other joint activities. The Company recognizes porting services revenues from this contract as project revenues in the Company’s Consolidated Statements of Operations as the agreed upon activities are performed. The contract with the service partner allows the service partner to terminate the contract if the Company fails to deliver the porting services within mutually defined criteria, and if the partner fails to generate a certain amount of reseller revenue within a specified time period. The contract also provides the partner with a return right limited to a short period. With the adoption of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company separates the reseller and porting activities related to the project and recognizes reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue. In accounting for project revenue the Company recognizes revenue as the services are proportionally performed. Prior to September 30, 2003, the Company was unable to reliably estimate total costs and revenues on the project and therefore project revenue was recognized only to the extent of project costs incurred. At September 30, 2003, the Company determined that it was able to reliably estimate total costs and total revenues on the project, and recognized gross margin in excess of cost incurred on a cumulative basis since project inception.

Cost of license revenues consists primarily of third-party license and related support fees and amortization of purchased technology and contract intangibles. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in delivering professional services and related overhead costs. Cost of project revenues includes direct costs incurred in the performance of development services under the arrangement. Cost of project revenues does not include certain sales-related activities required under the arrangement, which are classified as sales and marketing expense.

(3) Recently Issued Accounting Pronouncements

In May 2003, the EITF reached a consensus on EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More than Incidental Software. EITF Issue No. 03-5 affirms that SOP 97-2 applies to non-software deliverables such as hardware in an arrangement if the software is essential to the functionality of the non-software deliverables. The Company adopted EITF Issue No. 03-5 during the quarter ended September 30, 2003 and determined that it had no impact on the results of operations and financial position.

(4) Geographic, Segment and Significant Customer Information

The Company’s Chief Executive Officer (CEO) is the chief operating decision maker for the Company. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment: the development and delivery of application software and services, infrastructure software and services, client software and services, and customer services for communication service providers, mobile device manufacturers and other customers. The disaggregated revenue information reviewed on a product category basis by the CEO includes application software and services, infrastructure software and services, client software and services, customer services and project revenues.

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

Finally, Project revenues are fees derived from porting the Company’s software to a service partner’s hardware and software.

The disaggregated information reviewed on a product basis by the CEO for the three months ended September 30, 2003 and 2002 is as follows:

	September 30,
	2003	2002
	(in thousands)
Revenue
Application software and services	$16,966	$20,629
Infrastructure software and services	22,784	28,890
Client software and services	12,814	8,057
Customer services	9,813	8,272
Project	5,612	5,310

Total Revenues	$67,989	$71,158

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company’s revenues in different geographic regions is as follows:

	Three months ended September 30,
	2003	2002
	(in thousands)
Americas	$34,499	$36,232
Europe, Middle East, Africa	14,249	9,885
Japan and Asia Pacific	19,241	25,041

Total Revenues	$67,989	$71,158

	Three months ended September 30,
	2003	2002
	(in thousands)
United States	$28,147	$24,915
Japan	13,403	19,769
Other foreign countries	26,439	26,474

Total Revenues	$67,989	$71,158

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer information is as follows:

	% of Total Revenue Three months ended September 30,		% of Total Accounts Receivable September 30,
	2003	2002	2003
Customer:
IBM	16%	7%	12%
Sprint	10%	13%	5%
KDDI	9%	18%	5%

(5) Net Loss Per Share and Stockholders’ Equity

(a) Reverse Stock Split

After obtaining necessary Board and Stockholder approvals, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect a 1 for 3 reverse split of its common stock, effective on October 21, 2003. On the effective date, each three shares of our outstanding common stock automatically converted into one share of common stock. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split, including with respect to periods prior to the effective date of the reverse split. The reverse split reduced the number of shares of our common stock outstanding at September 30, 2003 to approximately 60.9 million shares from 182.6 million shares.

(b) Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards (SFAS) 128, Earnings Per Share, for all periods presented. In accordance with SFAS 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2003	2002
Weighted average shares of common stock outstanding	60,593	58,962
Shares of restricted stock subject to repurchase	(489)	(220)

Weighted average shares used in computing basic and diluted net loss per common share	60,104	58,742

Net loss per share before cumulative effect of change in accounting principle	$(0.23)	$(2.11)
Cumulative effect of change in accounting principle	—	(0.25)

Basic and diluted net loss per share	$(0.23)	$(2.36)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share computation:

	September 30,
	2003		2002
	Weighted- average number of shares	Weighted- average exercise price	Weighted- average number of shares	Weighted- average exercise price
	(in thousands, except for per share amounts)
Shares issuable under stock options	8,604	$6.44	18,504	$20.99
Shares issuable pursuant to warrants to purchase common stock	41	$0.03	77	$7.32
Shares of restricted stock subject to repurchase	489	$0.07	220	$1.09
Shares issuable upon conversion of subordinated notes	8,154	$18.40	—	—

(c) Stock-based Compensation Plans

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. Warrants issued to nonemployees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company currently uses the Black-Scholes option pricing model to value options and warrants granted to nonemployees.

If the fair value based method had been applied in measuring employee stock compensation expense, the pro forma effect on net loss and net loss per share would have been as follows:

	Three months ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported:	$(13,989)	$(138,544)
Add: Stock-based compensation included in net loss, net of tax	735	772
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of tax	(15,253)	(46,802)

Pro forma net loss	$(28,507)	$(184,574)

Basic and diluted net loss per share:

As reported	$(0.23)	$(2.36)
Pro forma	$(0.47)	$(3.14)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,
	2003	2002
Expected life (years)	2.76	4.14
Risk-free interest rate	2.35%	2.26%
Volatility	135%	105%

Under SFAS No. 123, the weighted-average fair value of stock options granted were:

	Three Months Ended September 30,
	2003	2002
Weighted-average fair value of stock options grants	$8.01	$2.47

(d) Tender Offers

On April 29, 2003, the Company commenced a voluntary stock option exchange program available to certain employees. Only employees who had received options to purchase 30,000 shares or more of common stock granted on or after September 13, 2002 are eligible to participate. All of these employees had been excluded from the March 13, 2003 stock exchange program pursuant to its terms (see discussion of the March 13, 2003 plan below). The following employees were also not eligible: the Company’s CEO, and vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated. Non-employee members of the board of directors were also not eligible to participate. Under the program, eligible employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date no sooner than December 5, 2003. Options to acquire a total of 6.2 million shares of the Company’s common stock were eligible to be exchanged under the program. As a result of this April 29, 2003 stock option exchange program, options to acquire approximately 1.6 million shares of the Company’s common stock were accepted for exchange, and the Company is obligated to grant replacement options to acquire a maximum of approximately 464,000 shares of the Company’s common stock. The Compensation Committee of the Board of Directors determined the date of grant for such replacement options, which is required by the terms of the exchange to be on or between December 5, 2003 and January 5, 2004. The exercise price of the replacement options will be equal to the fair market value of the Company’s common stock on the date of grant.

On February 17, 2003, the Company announced a voluntary stock option exchange program that commenced March 13, 2003 for certain of its employees. The following employees were not eligible: the Company’s CEO, vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated, employees based in Switzerland, and employees who received 30,000 or more options on or after September 13, 2002. Non-employee members of the board of directors were not eligible to participate. Under the program, eligible employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date to be determined by the Compensation Committee of the Board of Directors which was required by the terms of the exchange to be on or between October 25 and November 24, 2003. Options to acquire a total of 23.2 million shares of the Company’s common stock were eligible to be exchanged under the program and 21.1 million shares of the Company’s common stock were accepted for exchange. On October 27, 2003, the Company granted the replacement options to acquire approximately 3.6 million shares of the Company’s common stock. The exercise price of the replacement options is $12.66 per share, which is equal to the fair market value of the Company’s common stock on the date of grant. The program did not result in any additional compensation charges or variable award accounting.

The exchange programs are designed to comply with the FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, and the Company does not expect to incur any variable compensation charges as a result of these stock option exchange programs.

(6) Balance Sheet Components

(a) Long-term investments and restricted cash and investments

The following summarizes the Company’s long-term investments and restricted cash and investments (in thousands):

	September 30, 2003	June 30, 2003
	(in thousands)
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies (matures through year ending June 30, 2006)	$34,787	$39,195
Restricted cash and investments	29,867	22,271

	$64,654	$61,466

During the three months ended September 30, 2003, the Company entered into an offering of Convertible Subordinated Notes, which resulted in an increase in restricted cash of $12.1 million. See Note 6(e) “Convertible Subordinated Notes”. This increase in restricted cash and investments was offset by a decrease of $4.5 million in the restricted cash due to a reduction in the collateral required for certain facilities operating leases.

(b) Accounts Receivable, net

Accounts receivable, net consisted of the following:

	September 30, 2003	June 30, 2003
	(in thousands)
Accounts receivable	$54,032	$60,232
Unbilled accounts receivable	16,226	10,243
Allowance for doubtful accounts	(8,409)	(8,350)

	$61,849	$62,125

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual billing terms.

(c) Goodwill and other intangible assets, net

Goodwill and other intangible assets, net consists of the following:

	September 30, 2003	June 30, 2003
	(in thousands)
Goodwill	$723	$723
Other Intangibles:
Customer contracts and relationships	2,030	2,308
Developed and core technology	2,729	3,123
Trademarks	111	129

	$5,593	$6,283

Total amortization expense related to other intangible assets is set forth in the table below:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Customer contracts and relationships	$(278)	$(1,360)
Developed and core technology	(394)	(645)
Trademarks	(18)	(17)

	$(690)	$(2,022)

Included within Cost of Revenues—License on the Condensed Consolidated Statement of Operations is amortization related to customer contracts and developed and core technology that totals approximately $0.6 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively.

The following tables set forth the carrying amount of other intangible assets, net:

	Amortization Life	September 30, 2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer contracts and relationships	0-3 yrs	$4,650	$(2,620)	$2,030
Developed and core technology	3 yrs	5,020	(2,291)	2,729
Trademarks	3 yrs	200	(89)	111

		$9,870	$(5,000)	$4,870

	Amortization Life	June 30, 2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer contracts and relationships	0-3 yrs	$4,650	$(2,342)	$2,308
Developed and core technology	3 yrs	5,020	(1,897)	3,123
Trademarks	3 yrs	200	(71)	129

		$9,870	$(4,310)	$5,560

The following table presents the estimated future amortization of the other intangibles (in thousands):

Fiscal Year	Amortization
2004	$2,388
2005	2,423
2006	59

$4,870

(d) Deferred Revenue

As of September 30 and June 30, 2003, the Company had deferred revenue of $62.8 million and $73.8 million, respectively. The components of deferred revenue are license fees, new version coverage and maintenance and support elements, and professional services. Deferred revenue results from amounts billed:

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

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $19.5 million and $14.9 million as of September 30 and June 30, 2003, respectively.

(e) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million aggregate principal amount of its 2 ¾% Convertible Subordinated Notes due 2008 (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.7 million. The subordinated notes are recorded on the Company’s Consolidated Balance Sheet net of a discount of $4.1 million, which is being amortized over five years under the effective interest method. Consequently, approximately $48,000 has been amortized as of September 30, 2003. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semiannual interest payments on the Notes. The Notes are otherwise unsecured obligations. The pledged securities have been recorded as restricted cash within the Company’s consolidated balance sheet as of September 30, 2003.

The Notes are the Company’s subordinated obligations and will mature on September 9, 2008. Each note is convertible at any time at the option of the holder thereof. The Notes were initially convertible at a conversion price of $6.132 per share, which is equal to a conversion rate of 163.0789 shares per $1,000 principal amount of Notes. As a result of our 1 for 3 reverse stock split completed on October 21, 2003, the conversion price has been adjusted to $18.396 per share, which is equal to a conversion rate of 54.3596 shares per $1,000 principal amount of the Notes. The conversion rate may be further adjusted for certain reasons as provided in the document that contains the terms under which the Notes are issued (the “Indenture”), but will not be adjusted for accrued interest. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006 in accordance with the Indenture if the price of the Company’s common stock exceeds a specified threshold.

In addition, upon specified change in control events relating to the Company, each holder may require the Company to purchase all or a portion of its Notes, as provided in the Indenture. Upon such an event, the Company will have the option to pay the purchase price in cash or, subject to certain conditions, shares of its common stock.

The Notes are subordinated to the Company’s future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company incurred approximately $0.9 million in debt issuance costs, which are recorded in Deposits and other assets on the Company’s Condensed Consolidated Balance Sheet. The Company is amortizing the debt issuance costs over the life of the Notes using the effective interest method. Consequently, as of September 30, 2003, approximately $11,000 of debt issuance costs have been amortized.

In addition, on October 7, 2003, the Company filed a registration statement on Form S-3 (Registration No. 333-109547) with respect to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes. The registration statement has not yet become effective. The Company is obligated under the Indenture to have the shelf registration statement declared effective within 180 days after the original issuance of the Notes.

(f) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2003	June 30, 2003
	(in thousands)
Unrealized gain on marketable securities	$141	238
Cumulative translation adjustments	(186)	(186)

Accumulated other comprehensive income (loss)	$(45)	$52

Other comprehensive loss is comprised of net loss, change in unrealized gain (loss) on marketable securities and change in accumulated foreign currency translation adjustments:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
	(in thousands)
Net loss	$(13,989)	$(138,544)
Other comprehensive loss:
Change in accumulated unrealized gain (loss) on marketable securities, net of tax	(97)	69

Total other comprehensive loss	$(14,086)	$(138,475)

(7) Contingencies

Litigation

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

The Company decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of September 30, 2003.

IPO derivative litigation. On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case was removed to the United States District Court, Northern District of California, No. C-02-2465 VRW. Plaintiff asserts claims against the directors at the time of the Company’s initial public offering and one officer, and the underwriters of that offering, for breach of fiduciary duty, negligence, breach of contract, and unjust enrichment. Plaintiff alleges that defendants injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, the Company moved to dismiss the initial complaint. Subsequently, plaintiff made demand that the Company’s Board of Directors assert the Company’s purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, all defendants moved to dismiss the amended complaint. Subsequently, the Company and individual defendants agreed to stay their motions, to allow the Court to consider the underwriters’ motion. On March 24, 2003, the Court granted the motion and dismissed the case with leave to amend. Plaintiff has not filed an amended complaint in federal court. On June 10, 2003, plaintiff filed a second derivative case in the Superior Court of California, San Mateo County. Lefort v. Credit Suisse First Boston Corp. et al., No. 431908. The complaint in this case makes the same allegations as the dismissed federal derivative complaint, as against the same defendants. It also adds as individual defendants other current or former officers or employees of the Company, and some of their spouses. As against the new individual defendants and three carry-over individual defendants, the complaint alleges that these persons received money or benefits from the lead underwriter of the Company’s IPO in exchange for their influence in selecting that firm as underwriter. The complaint seeks payment of this money from these individual defendants to the Company. The Company, individual defendants, and underwriters filed demurrers to the complaint on September 9, 2003. Subsequently, the parties stipulated to allow the filing of an amended complaint that will not include the allegations regarding the underpricing of the IPO, and will not name the underwriters as defendants. The amended complaint was filed on November 6, 2003. The Company does not believe that resolution of this matter will have a material adverse effect on its financial position. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of September 30, 2003.

Commercial Dispute. A reseller of the Company, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration does not include a specific demand for damages. Although the arbitration is in its preliminary stages, the Company believes the claims are without merit, the Company intends to defend the arbitration vigorously, and the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of September 30, 2003.

(a) Contingencies

One of our reselling partners has informed us that the national tax authority in the applicable country has determined that withholding tax should have applied to certain past transactions. Such partner has informed us that they have paid the withholding tax of approximately $2.4 million and has requested reimbursement from Openwave for up to 100% of such taxes. The Company is looking into this matter and determining what, if any, liability the Company may have for such tax. In Management’s view, a loss is not both probable and estimable. Therefore no amount has been accrued as of September 30, 2003.

(8) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced three separate restructurings during the years ended June 30, 2003 and 2002. These restructurings included the fiscal 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal 2002 restructuring (FY2002 Restructuring).

The following table sets forth the restructuring activity through September 30, 2003 (in thousands):

	FY 02 Restructuring Plan			Q1 FY 03 Restructuring Plan			Q4 FY 03 Restructuring Plan			Total
	Facility (a)	Severance (b)	Other (c)	Facility (a)	Severance (b)	Other (c)	Facility (a)	Severance (b)	Other (c)
Accrual balance as of June 30, 2003	$9,165	$81	$—	$49,599	$1,002	$161	$783	$5,639	$80	$66,510
Activity for the three months ended September 30, 2003:
Total charges	506	—	—	(106)	(185)	—	1,372	965	100	2,652
Amount utilized:
Cash paid	(970)	(2)	—	(1,996)	(127)	(113)	(145)	(3,462)	(100)	(6,915)
Adjustment to estimate	—	—	—	148	—	—	—	—	—	148
Impairment of property and equipment	—	—	—	—	—	—	(738)	—	—	(738)

Accrual balances as of September 30, 2003	$8,701	$79	$—	$47,645	$690	$48	$1,272	$3,142	$80	$61,657

(a) Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Since June 30, 2001, 18 sites have been vacated and 8 sites have been selected for downsizing. In addition to the lease contracts accruals, facility’s costs include the impairment of leasehold improvements and furniture and fixtures on the vacated facilities or planned vacated facilities, and accordingly are reclassed against property and equipment.

(b) Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination approximately 400, 480, and 190 employees during the FY 2002, FY 2003 Q1, and FY 2003 Q4 Restructuring plans, respectively.

(c) Other charges consist of fees resulting from the impairment of certain acquired software as a result of the related restructuring, termination costs of certain software license arrangements and other fees.

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align the Company’s overall costs structure with current revenues. These reductions included a decrease in Company workforce of approximately 190 employees. The Company expects to complete a majority of these reductions by December 31, 2003. In connection with the implementation of the restructuring plan, the Company incurred an additional $2.4 million during the three months ended September 30, 2003 to bring the total restructuring cost to approximately $11.0 million. The restructuring costs included facility and equipment costs of $2.6 million, severance and employment related charges of $6.6 million, and other restructuring related costs of $1.8 million. The remaining accrual as of September 30, 2003 of $4.5 million consists of $3.7 million we expect to pay during the year ended June 30, 2004 and $0.8 million we expect to pay on various dates through June 2008.

The FY 2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in the Company’s workforce of approximately 480 employees as of June 30, 2003. In connection with the implementation of this restructuring plan, the Company reversed approximately $0.3 million as a result of changes in certain estimates during the three months ended September 30, 2003 to bring the total restructuring costs to approximately $82.1 million in charges. The restructuring costs included facility and equipment costs of $63.8 million, severance and employment related charges of $18.0 million, and other restructuring related costs of $0.3 million. This restructuring effort lead to approximately $25 to $30 million in cost reductions in total cost savings, of which 26% was approximately realized in cost of revenues, 40% in research and development departments, 23% in sales and marketing departments and 11% in the general and administrative departments. The remaining accrual as of September 30, 2003 is $48.4 million, of which $6.3 million will be paid during the year ended June 30, 2004 and $42.1 million will be paid on various dates through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of Company’s desire to improve its cost structure and profitability. This 2002 restructuring plan resulted in a decrease in the Company’s workforce of approximately 400 employees during the fiscal year-ended June 30, 2002. In connection with the implementation of the restructuring plan, the Company incurred an additional $0.5 million in charges primarily as a result of changes in the estimates of sublease income during the three months ended September 30, 2003 to bring the total restructuring charge to $38.5 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included facility and equipment costs of $25.4 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. The restructuring effort led to $25 to $30 million in quarterly cost savings, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments. The remaining accrual as of September 30, 2003 of $8.8 million consists of $3.2 million which we expect to pay during the year ended June 30, 2004, and $5.6 million to be paid on various dates through June 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-

looking statements are based upon current expectations and beliefs of our Management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things the information and expectations concerning our future financial performance and potential or expected growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings and our estimates with respect to future operating results, including, without limitation, EBITDA, earnings, cash flow and revenue. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Overview

We are a leading independent provider of open standards software products and services for the communications industry. Our software products consist of client software for browsing and multi-media messaging, infrastructure software such as wireless application protocol, or WAP, gateways, which provide the underlying infrastructure to enable data services on mobile phones and wireless and wireline applications, such as email and multimedia messaging and related services. As one of the early innovators in mobile data and messaging services, we have been a pioneer in the convergence of the Internet and mobile communications. In 1993, we developed our first e-mail messaging server. In 1995, we developed our initial technology that enables the delivery of mobile data services to mobile phones. In 1996, we introduced and deployed our first gateway and browser products. Recently, we launched new products, including our WAP2 Gateway, Openwave phone software tools Version 7 (V7), designed to bring a better user experience to mobile data applications that emphasizes advanced graphics and multi-media messages on color handsets. We also introduced Email Mx 6.0, our next generation email and messaging platform. We believe that the increased dependence on e-mail services, remote access to corporate intranets, and the rise of services such as ringtones, games and messaging on mobile phones, will provide us the opportunity to further benefit from demand for our software and services.

Our customers are communication service providers, including wireless and wireline operators, and wireless device manufacturers worldwide. We deliver products and technologies, which we refer to as “our IP”, and deep industry experience and knowledge which we refer to as “our IQ”, to partner with operators and manufacturers to continuously innovate and deliver differentiated services to subscribers. Our product development is focused on the following: client software, mobile infrastructure anchored by WAP, and open mobile alliance, or OMA, standards, and messaging applications built around a flexible Internet-Protocol messaging core.

We believe that our relationships with more than 70 operators and partnerships with more than 47 leading wireless device manufacturers as of June 30, 2003 allows us to benefit from the growth of mobile data services. We have a team of professionals who work with leading mobile operators and wireless device manufacturers around the world at all stages of development and implementation of wireless services.

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in 1999. Our principal executive offices are located at 1400 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.openwave.com, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference into this report.

Recent Events

After obtaining necessary Board and Stockholder approvals, the Company filed an amended certificate of incorporation to effect a 1 for 3 reverse split of its common stock, effective on October 21, 2003. On the effective date, each three shares of our outstanding common stock automatically converted into one share of common stock. Our common stock began trading under the split adjustment when the market opened on October 22, 2003. For a period of 20-trading days beginning on that date, our common stock will trade on a post-split basis under the trading symbol “OPWVD” as an interim symbol to denote its new status. After this 20-trading day period, our common stock will resume trading under the symbol “OPWV.”

On August 24, 2003, we announced that David Hose had been promoted to Chief Development Officer with responsibility for overall product development and that Jon Shantz had been promoted to Senior Vice President of Market Development with responsibility for corporate development, corporate marketing, developer marketing and industry standards cooperation. We also announced that Kevin Kennedy, Chief Operating Officer of the Company, would be leaving his position as an officer at the Company to join JDS Uniphase as their CEO. Mr. Kennedy will continue to serve on our Board of Directors and will serve as an advisor to CEO Don Listwin through June 30, 2004.

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

One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

Another critical judgment that we make involves the “fixed or determinable” criterion. We consider payment terms where arrangement fees are due within 12 months from delivery to be normal. Payment terms beyond 12 months from delivery are considered extended and not fixed or determinable. For arrangements with extended payment terms arrangement fee revenues are recognized when fees become due, assuming all other revenue recognition criteria have met. In arrangements where fees are due within one year or less from delivery, we consider the entire arrangement fee as “fixed or determinable.”

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

During the year ended June 30, 2002, we entered into a significant contract with a service partner, under which we have been porting our software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner resells our products and engages in other joint activities. We recognize porting services revenues from this contract as project revenues in our Consolidated Statement of Operations as the services are performed. With our adoption of EITF 00-21, Revenue Arrangements with Multiple Deliverables, during the quarter ended December 31, 2002, we separate the reseller and porting activities related to the project and will recognize reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue. Prior to September 30, 2003, the Company was unable to reliably estimate total costs and revenues on the project and therefore project revenue was recognized only to the extent of project costs incurred. At September 30, 2003, the Company determined that it was able to reliably estimate total costs and total revenues on the project, and recognized gross margin in excess of cost incurred on a cumulative basis since project inception.

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. If such reports are not received in a timely manner, we estimate the revenue based on historical reporting trends, if possible.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the anticipated non-payment of contractual obligations to us.

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer is specifically identified as uncollectible, the total customer receivable is reduced by the customer’s deferred revenue balance, resulting in the net specific identified reserve. In addition, we maintain a general reserve for all other receivables not included in the specific reserve, by applying a various specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends, as well as determine the average deferred revenue and subsequent collections that are related to accounts receivable.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Impairment Assessments

        (a) Goodwill and other intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

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

        (b) Strategic investments

We regularly perform an impairment assessment of our strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’

current solvency and its access to future capital. As of September 30, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million and is recorded within “Deposits and other assets” in our Consolidated Balance Sheets.

Restructuring-related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. These estimates will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease or changes in actual sublease rates). We have estimated that the lease loss for the fiscal 2003 and fiscal 2002 restructuring plans could be as much as $27.0 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits, including the probable number of employees to be terminated and an estimate of the amount to be paid to each terminated employee in accordance with SFAS 112. The severance and employment-related charges for the fiscal 2003 restructuring plan could be higher than these estimates should actual costs exceed these estimates.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenues

We generate four different types of revenue. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication service providers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project revenues are derived from a porting services project. The majority of our revenues have been derived from sales to a limited number of customers and our sales are highly concentrated. Significant customers during three months ended September 30, 2003 and 2002 include IBM, Sprint and KDDI. Sales to IBM including reseller arrangements accounted for 16% and 7% of total revenues during the three months ended September 30, 2003 and 2002, respectively. Sales to Sprint accounted for 10% and 13% of total revenues during the three months ended September 30, 2003 and 2002, respectively. Sales to KDDI accounted for 9% and 18% of total revenues during years three months ended September 30, 2003 and 2002, respectively. No other customers have accounted for 10% or more of total revenues for the three months ended September 30, 2003 or 2002.

The following table presents selected revenue information for the three months ended September 30, 2003 and 2002, respectively:

	Three Months Ended September 30,		Percent Change
	2003	2002
	(in thousands)
Revenues
License	$32,208	$39,744	(19.0%)
Maintenance and support	20,366	17,926	13.6%
Professional services	9,803	8,178	19.9%
Project revenues	5,612	5,310	5.7%

Total Revenues	$67,989	$71,158	(4.5%)

Percent of revenues
License	47.4%	55.8%
Maintenance and support	30.0%	25.2%
Professional services	14.4%	11.5%
Project revenues	8.2%	7.5%

Total Revenues	100.0%	100.0%

License Revenues

License revenues decreased 19% for the three months ended September 30, 2003 compared to the respective prior fiscal period. The decrease was partially attributed to the economic downturn that significantly affected the telecommunications market, which resulted in a reduced number and value of new contracts and increased competition.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased 13.6% for the three months ended September 30, 2003 compared to the respective prior year period. The increase reflects the growth in the subscriber base of our customers and our ability to maintain contractual renewal rates of existing customer agreements.

Professional Services Revenues

Professional services revenues increased 19.9% for the three months ended September 30, 2003 compared to the respective prior year period. The increase was primarily due to an increase in the number of new commercial launches of our technology.

Project Revenues

Project revenues increased 5.7% for the three months ended September 30, 2003 compared to the respective prior year period and represent amounts recognized under our porting services arrangement with a service partner. Prior to September 30, 2003, the Company was unable to reliably estimate total costs and revenues on the project and therefore project revenue was recognized only to the extent of project costs incurred. At September 30, 2003, the Company determined that it was able to reliably estimate total costs and total revenues on the project, and recognized gross margin in excess of cost incurred on a cumulative basis since project inception. Consequently, the Company recognized $3.0 million of gross profit in the September 30, 2003 quarter.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three months ended September 30, 2003 and 2002, respectively:

	Three Months Ended June 30 September 30,		Percent Change
	2003	2002
	(in thousands)
Cost of revenues
License	$2,567	$3,264	(21.4%)
Maintenance and support	6,252	8,442	(25.9%)
Professional services	7,296	5,866	24.4%
Project costs	2,149	4,821	(55.4%)

Total cost of revenues	$18,264	$22,393	(18.4%)

Cost as a percent of related revenues
License	8.0%	8.2%
Maintenance and support	30.7%	47.1%
Professional services	74.4%	71.7%
Project costs	38.3%	90.8%

	Three Months Ended June 30 September 30,		Percent Change
	2003	2002
Gross margin per related revenue
License	92.0%	91.8%	0.2
Maintenance and support	69.3%	52.9%	16.4
Professional services	25.6%	28.3%	(2.7)
Project revenues	61.7%	9.2%	52.5
Total Gross Margin	73.1%	68.5%	4.6

Cost of License Revenues

Cost of license revenues consists of third-party license and related support fees as well as amortization of customer contract and relationship intangibles related to prior acquisitions. The decrease in cost of license revenues during the three months ended September 30, 2003 as compared to the respective prior year period resulted from a decrease in amortization expenses of $1.3 million for Amortization of contract intangibles and developed and core technology (See intangible discussion below in the sections: Amortization and Impairment of Goodwill and Other Intangible Assets and In-process Research and Development and Cumulative Effect of Change in Accounting Principle), $0.6 million for software that fully depreciated in the last fiscal year and other related costs, offset by charges for $1.2 million for third-party license costs associated with revenues recognized during this quarter.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers.

The decrease in cost of maintenance and support service revenues during the three months ended September 30, 2003 as compared to the respective prior year period resulted from a decrease in labor and other employee costs and other overhead costs in relation to an average decrease in headcount by 77 employees as a result of our product realignment and restructuring efforts.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead.

The increase in costs for the three months ended September 30, 2003 compared to the respective prior year period was primarily due to $2.5 million higher consulting costs allocated to cost of professional services in the current quarter compared with the respective prior year period. During the FY 2003 restructuring, which took place late in the first quarter of fiscal 2003, we reorganized the professional services departments and sales and marketing departments and focused the activities of the professional services staff more specifically towards consulting activities and away from selling activities. In the current quarter, this resulted in more of the professional services costs being allocated specifically to the cost of professional services revenues compared with the respective prior year period. This increase was offset partially by a $1.1 million decrease in overall operating costs as a result of a decrease in headcount of 23 employees for the professional services group compared with the respective prior year period.

Professional services gross margin decreased from 28.3% in the respective prior year period to 25.6% for the three months ended September 30, 2003. This decrease in margin was primarily due the timing of revenue and expense recognition on certain multiple-element arrangements, as well as the realignment of the sales force as discussed above.

Cost of Project Revenues

The cost of project revenues includes direct costs incurred in the performance of porting services for an arrangement with a service partner.

Without the impact of the additional revenue recognized as discussed above in Project Revenues, our project margins would have been 18% for the three months ended September 30, 2003 as compared with 9% in the respective prior year period. The increased margin was primarily the result of our ability to recognize certain cost efficiencies as the scope of the project nears completion.

Operating Expenses

We have reduced costs and expenses to better align our resources with revenue opportunities anticipated in the current information technology market. In the fiscal year ended June 30, 2003, we announced two separate restructurings that reduced or will reduce our workforce by approximately 13% and 24%, respectively. The reduced costs associated with the restructurings were primarily recognized during the latter part of fiscal 2003. Therefore, average overall headcount decreased by 642 people during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. In addition to the restructurings, we also reduced variable costs across the company as a result of discretionary spending controls.

The following table represents operating expenses for the three months ended September 30, 2003 and 2002 respectively:

	Three Months Ended September 30,		Percent Change
	2003	2002
	(in thousands)
Operating Expenses:
Research and development	$25,586	$32,298	(20.8%)
Sales and marketing	23,623	34,422	(31.4%)
General and administrative	10,056	13,977	(28.1%)
Restructuring and other related costs	2,652	83,335	(96.8%)
Stock-based compensation	735	772	(4.8%)
Amortization and Impairment of goodwill and other intangible assets	68	7,354	(99.1%)
In-process research and development	—	400	N/A
Integration and merger related costs	—	244	N/A

Total Operating Expenses	$62,720	$172,802	(63.7%)

Percent of Revenues
Research and development	37.6%	45.4%
Sales and marketing	34.7%	48.4%
General and administrative	14.8%	19.6%

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

As a result of our restructuring efforts, average research and development headcount decreased by 248 employees for the three months ended September 30, 2003 compared to the respective prior year period. The decrease in the headcount resulted in a $5.8 million decrease in salaries and other salary-related costs for the comparative period. In addition, we incurred lower overall facility and IT department charges of $2.3 million due to the restructurings and other cost saving measures, as well as lower other overall costs of $1.4 million. The overall decrease was offset primarily by an increase in our dependence on contractors leading to a $0.6 million increase in contingent workers expense due primarily to use of contractors as a short term solution to meet customer commitments and an overall increase in bonus expense of $0.9 million. In addition there was an overall decrease in the allocation of certain employee expenses to other departments including those associated with project revenues resulting in a $1.3 million increase in associated costs compared to the respective prior year period.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

As a result of our restructuring efforts, average sales and marketing headcount decreased by 221 employees for the three months ended September 30, 2003 compared to the respective prior year period resulting in a $6.1 million decrease in salaries and other salary-related costs for the year as compared to the respective prior year period. This also resulted in lower overall facility and IT department allocation charges of $1.9 million, lower travel costs of approximately $1.9 million and lower telecommunication and other charges of $1.3 million as a result of the restructuring and other overall cost cutting efforts. In addition, there was a $2.5 million decrease in allocated professional service costs as a result of restructuring efforts to focus that group’s work more specifically on consulting activities as discussed in Cost of Professional Services Revenues.

Decreases in operating costs from the respective prior year period were partially offset by increased commission expense of $2.3 million as a result of changes in the sales compensation plans and increases in bonus costs of $0.6 million.

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

As a result of our restructuring efforts, average general and administrative headcount decreased by 73 employees for the three months ended September 30, 2003 compared to the respective prior year period. The decrease in headcount resulted in a $1.6 million decrease in salaries and other salary-related costs for the year compared to the prior fiscal period. Other costs savings included a decrease in our dependence on contractors leading to a decrease in contractor and other employee staffing costs of $1.2 million. In addition, we saw cost savings of $1.4 million in telecommunications costs, lower professional services fees of $1.3 million and other overall costs of $0.6 million due to our cost cutting efforts. We also recognized additional savings from restructuring efforts leading to a decrease in facilities costs of $1.8 million and lower overall depreciation expense of $2.0 million.

The provision for doubtful accounts decreased $0.8 million as a result of the overall decrease in the accounts receivable balance and improved cash collections. This decrease was offset by an increase in bonus expense of $1.0 million and a comparative decrease in overall cost allocations out to other departments this quarter of $5.8 million due to lower overall costs as compared with the respective prior year period.

Restructuring and other related costs

As a result of our change in strategy and our desire to improve our cost structure, we announced three separate restructurings during the years ended June 30, 2003 and 2002. (See also Restructuring-related assessments under Critical Accounting Policies.) These restructurings included the fiscal 2003 fourth quarter restructuring (FY 2003 Q4 Restructuring), the fiscal 2003 first quarter restructuring (FY 2003 Q1 Restructuring), and the fiscal 2002 restructuring (FY 2002 Restructuring.)

The FY 2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in our workforce of approximately 190 employees. We expect to complete a majority or these reductions by December 31, 2003. In connection with the implementation of the restructuring plan, we incurred an additional $2.4 million during the three months ended September 30, 2003 to bring the total restructuring cost to approximately $11.0 million in charges. The restructuring costs included impairment of facility and equipment of $2.6 million, severance and employment related charges of $6.6 million, and other restructuring related costs of $1.8 million. This restructuring effort is expected to lead to approximately $10 million of cost reductions within the next two to three quarters beginning with the quarter ended September 30, 2003, of which approximately 22% is expected to be realized in cost of revenues, 45% in research and development departments, 20% in sales and marketing departments and 13% in the general and administrative departments. The remaining accrual as of September 30, 2003 of $4.5 million consists of $3.7 million we expect to pay during the year ended June 30, 2004 and $0.8 million we expect to pay on various dates through June 2008.

The FY 2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in our workforce of approximately 480 employees as of June 30, 2003. In connection with the implementation of this restructuring plan, we reversed approximately $0.3 million as a result of changes in certain estimates during the three months ended September 30, 2003 to bring the total restructuring costs to approximately $82.1 million in charges. The restructuring costs included impairment of facility and equipment of $63.8 million, severance and employment related charges of $18.0 million, and other restructuring related costs of $0.3 million. This restructuring effort lead to approximately $25 to $30 million in cost reductions in total cost savings, of which 26% was approximately realized in cost of revenues, 40% in research and development departments, 23% in sales and marketing departments and 11% in the general and administrative departments. The remaining accrual as of September 30, 2003 is $48.4 million, of which $6.3 million will be paid during the year ended June 30, 2004 and $42.1 million we expect to pay on various dates through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of our desire to improve its cost structure and profitability. This 2002 restructuring plan resulted in a decrease in our workforce of approximately 400 employees during the fiscal year-ended June 30, 2002. In connection with the implementation of the restructuring plan, we incurred an additional $0.5 million in charges primarily as a result of changes in the estimates of sublease income during the three months ended September 30, 2003 to bring the total restructuring charge to $38.5 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included impairment of facility and equipment of $25.4 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. The restructuring effort led to $25 to $30 million in quarterly cost savings, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments. The remaining accrual as of September 30, 2003 of $8.8 million consists of $3.2 million which we expect to pay during the year ended June 30, 2004, and $5.6 million to be paid on various dates through June 2012.

The following table summarizes the future payments on the remaining restructuring liabilities:

Year ending June 30,	Cash Payable
(in thousands)
2004	$13,196
2005	10,772
2006	6,240
2007	5,746
2008	5,082
Thereafter	20,621

$61,657

Stock-Based Compensation

	Three Months Ended September 30,		Percent Change
	2003	2002
Stock-based compensation by category
Research and development	$268	$63	325.4%
Sales and marketing	81	122	(33.6%)
General and administrative	386	587	(34.2%)

	$735	$772	(4.8%)

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as options issued to nonemployees and restricted stock granted to executives and other employees at exercise prices below the current fair value of our stock.

During the three months ended September 30, 2002, we reversed $1.1 million of research and development stock-based compensation related to employees who have left the Company. Excluding the reversal, total stock-based compensation decreased $1.2 million during the first quarter fiscal year 2004, as compared to the respective prior period, primarily due to continued amortization of deferred stock-based compensation.

Amortization and Impairment of Goodwill and Other Intangible Asset and In-process Research and Development

The following table presents the total amortization and impairment of goodwill and intangible assets:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Amortization of contract intangibles (a)	$228	$1,310
Amortization of developed and core technology (a)	394	645
Amortization of other intangible assets	68	67
Impairment of goodwill	—	7,287
In-process research and development	—	400

	$690	$9,709

(a) Amortization of acquisition-related contract intangibles and developed and core technology are included in Cost of Revenues—License in our Condensed Consolidated Statements of Operations.

The decrease in amortization and impairment of goodwill and other intangible assets for the three months ended September 30, 2003, as compared to the respective prior fiscal period, was primarily due to the impairment of goodwill and a decrease in amortization of contract intangibles. Prior to our adoption of SFAS No. 142 on July 1, 2002, we were amortizing goodwill and other intangible assets on a straight-line basis over a three- to five-year period. Due to a sharp decline in our stock price, we performed an impairment analysis during the three months ended September 30, 2002 and impaired $7.3 million of goodwill related to the SignalSoft acquisition, which was recorded within operating expenses under “Amortization and impairment of goodwill and intangible assets,” on our Consolidated Statements of Operations for the three months ended September 30, 2002. In addition, the decrease in the amortization of contract intangibles was a result of the timing of revenue recognition.

In addition to the discussion above regarding the impairment of goodwill and intangible assets, see “Critical Accounting Policies and Judgments—Impairment Assessments” for further discussion.

Merger, Acquisition and Integration-Related Costs

As a result of the SignalSoft acquisition, we recorded merger, acquisition and integration-related costs in the amount of $244,000 for the three months ended September 30, 2002 relating to retention bonuses for employees and other costs incurred solely as a result of the integration.

Interest Income and Other

Interest income and other totaled approximately $0.9 million and $2.3 million for the three months ended September 30, 2003 and 2002, respectively. Although our overall cash and cash investments balance increased from $276.6 million at September 30, 2002 to $367.3 million at September 30, 2003 due to cash proceeds from the convertible subordinated notes issued on September 9, 2003, the average cash balance for the three months ended September 30, 2003 was actually lower than the average balance for the three months ended September 30, 2002. The decreases in interest income for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was due to a lower average cash balance during the fiscal 2003 quarter, as well as the general decrease in interest rates from 2002 to 2003.

Interest Expense

Interest expense totaled $0.3 million for the three months ended September 30, 2003 and is primarily comprised of accrued interest on convertible subordinated notes and amortization of the discount on the convertible debt and debt issuance costs.

Income Taxes

Income tax expense totaled $1.6 million and $2.2 million for the three months ended September 30, 2003 and 2002, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 1% to 4% of revenues.

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

Cumulative Effect of Change in Accounting Principle

During the three months ended September 30, 2002 after adoption of SFAS No. 142, we recognized a transitional impairment of $14.5 million, which was reported as a “Cumulative effect of change in accounting principle” on our Consolidated Statements of Operations.

Liquidity and Capital Resources

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our restricted cash and investments increased by $7.6 million during the quarter-end September 30, 2003 primarily with the restriction of $12.1 million in cash for interest payments as a result of the convertible debt issuance, offset by a $4.5 million decrease in worldwide collateral obligations as they relate to our principle commitments on operating leases.

During the quarter ended September 30, 2003, we renegotiated the security obligation requirements on our operating lease agreements to remove the stipulation of 125% of the letter of credit be restricted and to replace it with a stipulation that only 100% of the letter of credit be restricted with the addition that the collateral needed to be invested in certificates of deposits. As of September 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. In March 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California (Redwood City Lease). The Redwood City Lease terms commenced in April 2001, and required a base rent of $3.25 per square foot per month increasing by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date. The agreement required that we provide a letter of credit in the amount of $16.5 million.

In addition we have $1.3 million in letters of credits primarily related to facilities located outside of the Redwood City headquarters. The restricted cash on the operating lease commitments are earning approximately 1.17% as of September 30, 2003, and the resulting income earned is not subject to any restrictions.

In addition, during the quarter ended September 30, 2003, we issued $150 million in convertible debt investments. As part of the debt issuance, we were required to place in escrow treasury strips at face value whose principal and related interest earned would be used to pay the first 6 semi-annual payments. The restricted cash and investments held in trust under these agreements are earning approximately 1.42% interest as of September 30, 2003, and the resulting income earned is restricted.

We obtained a majority of our cash and investments from public offerings. Except for the operating lease obligations discussed above, we do not have any off-balance sheet arrangements as of September 30, 2003. All contractual obligations and commercial commitments have been reflected in the financial statements.

The following table discloses our gross contractual obligations as of June 30, 2003 (in thousands):

	Payments due during the year ended June 30,
Contractual obligation:	Total	2004	2005	2006	2007	2008	Thereafter
Operating lease obligations	$202,847	$26,976	$25,414	$21,050	$20,442	$19,239	$89,726
Convertible Subordinated Debt	$170,625	$3,438	$4,125	$4,125	4,125	$4,125	$150,687

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of September 30, 2003 and 2002, respectively:

	As of
	September 30, 2003	June 30, 2003	Percent Change
	(in thousands)
Working capital	$251,762	$115,658	117.7%

Cash and cash investments:
Cash and cash equivalents	271,616	139,339	94.9%
Short-term investments	31,050	33,345	(6.9%)
Long-term investments	34,787	39,195	(11.2%)
Restricted cash	29,867	22,271	34.1%

Total cash and cash investments	$367,320	$234,150	56.9%

	Three Months Ended September 30,
	2003	2002
Cash used for operating activities	$(13,414)	$(19,703)
Cash provided by (used for) investing activities	$(1,612)	$36,743
Cash provided by financing activities	$147,303	$23

We obtained a majority of our cash and investments through prior public offerings. In addition, we issued $150 million in Convertible Subordinated Notes during the three months ended September 30, 2003. While we believe that our current working capital and its anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

(a) Working Capital

The increase in working capital of 117.7% as of September 30, 2003 as compared to June 30, 2003, was primarily a result of the issuance of convertible debt, which lead to an increase in cash and cash equivalents and short-term investments, as well as other decreases in liabilities including accrued restructuring costs and deferred revenue.

(b) Cash used for operating activities

During the three months ended September 30, 2003 and 2002, we incurred charges related to our restructuring as a result of our desire to improve our cost structure, profitability, and change in our strategy. The restructuring resulted in $6.9 million and $2.3 million of cash used in operations for the three months ended September 30, 2003 and 2002. Furthermore, we received a settlement that resulted in a $3.6 million prepayment of sublease rental income during the three months ended September 30, 2003. Excluding restructuring and the prepaid rental income, the cash flows used for operating activities totaled $10.1 million and $17.4 million for the three months ended September 30, 2003 and 2002, respectively. The remaining increase of $7.3 million in cash flow from operations can be mainly attributable to the decrease in average headcount of 642 employees for the three months ended September 30, 2003 as compared to the prior year fiscal period, offset with less cash flow realized from collections of accounts receivable.

(c) Cash provided by investing activities

Cash flow provided by (used in) investing activities decreased from $36.7 million to $(1.6) million primarily as a result of receiving higher net proceeds of $50.9 million from the sales of short-term and long term investments needed to fund our operations in the prior year and $7.6 million increase in restricted cash during the current year discussed above under Operating Lease Obligations/Off-Balance Sheet Arrangements, offset by purchases of property and equipment of $4.5 million and cash paid for the acquisition of Signalsoft of $15.7 million in the prior year fiscal period.

(d) Cash flows provided by (used for) financing activities

Cash flows provided by financing activities increased by $147.3 million due to the issuance of convertible debt of $145.7 million, as well as $1.6 million in proceeds from the exercises of employee stock options during the three months ended September 30, 2003. The convertible subordinated Notes pay interest at 2.75% annually with the first payment due March 2004 and the principal due in full in September 2008, unless the Notes are converted per the terms of the Indenture. See the gross contractual obligation schedule in section: Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations for the schedule of payments.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in the our 2003 Annual Report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or incorporated by reference in this annual report, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including losses of approximately $14.0 million during the three months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2 billion of goodwill impairment and amortization. We currently have net losses and negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations or at all. We will need to generate increases in revenue as well as reduce costs to achieve profitability. We face a number of risks including:

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

We issued $150 million of senior convertible notes due September 2008, which we may not be able to repay in cash and could result in dilution of our earnings per share.

In September 2003, we issued $150 million of 2¾% senior convertible notes due September 9, 2008. The notes are convertible into our common stock at a conversion price of $18.396 per share, which would result in an aggregate of approximately 8.1 million shares, subject to adjustment upon the occurrence of specified events. Therefore, each $1,000 principal amount of the notes will initially be convertible into 54.359 shares of our common stock prior to September 9, 2008 if the sale price of our common stock issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. We may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity. Following a fundamental change of the Company, we may choose to pay the purchase price of the notes in cash or shares of our common stock. We may not have enough cash on hand or have the ability to access cash to pay the notes if presented on a fundamental change or at maturity. In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

Our operating results are subject to significant fluctuations, and this may cause our stock price to decline in future periods.

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the financial performance of, introduction of new products or services by, acquisitions or strategic alliances by and changes in pricing policies by us or our competitors;

•	delays in development, introduction, market acceptance or implementation by our customers of our products and services;

•	purchasing patterns of and changes in demand by our customers for our products and services and the lack of visibility into the timing of our customers’ purchasing decisions;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved handsets;

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

Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results may be of limited use. From time to time we may be unable to meet our internal projections or the projections of securities analysts and investors that follow us. To the extent that we are unable to do so, we expect that the trading price of our stock could fall dramatically. In addition, changes in price. These fluctuations may be exaggerated if the trading volume of our common stock is low.

We rely on sales to a small number of customers, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three months ended September 30, 2003 include IBM, Sprint and KDDI. Sales to IBM including reseller arrangements accounted for approximately 16%, Sales to Sprint and its related entities accounted for approximately 10% of our total revenues for the three months ended September 30, 2003. Sales to KDDI accounted for approximately 9% of our total revenues for the three months ended September 30, 2003. Any of these customers may not continue to generate significant revenues for us and we may be unable to replace these customers may not continue to generate significant revenues for us and we may unable to replace these customers with new ones on a timely basis or at all.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues from each period for the forseeable future, and any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunications industry is entering a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general.

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

Our operating results are dependent on the level of technology spending by our customers.

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

Information technology spending on these items have substantially declined in the past, may deteriorate further or may not increase in accordance with our expectations, which would have a negative impact on our sales and operating results.

The market for our products and services is highly competitive. We may be unable to successfully compete which may decrease our market share and harm our operating results.

The market for our products and services is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. Their greater financial resources have enabled, and may continue to enable, them to aggressively price, finance and bundle certain of their product offerings to attempt to gain market adoption or to increase market share. These activities have increased price pressure on us and increased the need for us to partner with larger resellers with broader product offerings and financing capabilities, both of which may negatively affect our market share and financial performance.

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Siemens, Qualcomm and Nortel;

•	wireless messaging software providers, such as Comverse, Nokia and Ericsson;

•	systems integrators, such as LogicaCMG and Siemens;

•	special software providers, such as 7.24 Solutions and Critical Path;

•	service providers, such as E-Commerce Solutions and InfoSpace;

•	client technology competitors, such as Qualcomm, Microsoft, Access and Teleca;

•	computer system companies such as Microsoft and Sun;

•	communication service providers, such as NTT DoCoMo; and

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

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

Qualcomm’s end-to-end proprietary system called “BREW” TM does not use our technology and offers wireless device manufacturers an alternative method for installing applications. Qualcomm’s strong market position in CDMA with its chipsets technology provides them with the competitive position to build the BREW system with CDMA operators. If Qualcomm’s BREW system is widely adopted it could undermine the need for wireless device manufacturers to install our client software and reduce our ability to sell gateways and wireless applications to communication service providers.

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

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally-developed technology. W rely on a combination of patent, copyright, and trade secret laws to protect our intellectual property or proprietary rights in such technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position. We also rely on trademark law to protect the value of our corporate brand and reputation.

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

Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grow and the functionality of software products in different industry segments overlaps. In addition, from time to time, we or our customers may become aware of certain third party patents that may relate to our products. If a patent infringement claim is asserted against us, it could be time consuming to defend, result in costly litigation, divert Management’s attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringing or similar technology could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is becoming increasingly dependent on forming or maintaining strategic alliances with other companies, and we may not be able to form alliances that are important to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, the sales channels for our products could deteriorate.

Our technology depends on the adoption of standards such as WAP. If such standards are not effectively established our business could suffer. Use of “open source” standards may also make us more vulnerable to competition.

We promote open standards in our technology in order to support open competition and interoperability. We aim to achieve this through working together with customers, suppliers and industry participants regarding standardization issues. Through open standards, specifications and interoperability, we hope that the mobile data market achieves enhanced interoperability. We do not exercise control over many aspects of the development of open source standards. Our products are integrated with communication service providers’ systems and handsets. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. For example Qualcomm’s BREW™ system is a proprietary standard that could create impediments to the integration of our platform products. Failure or delay in the creation of open, global specifications could have an adverse effect on the mobile data market in general and a negative impact on our sales and operating results. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality both as proprietary extensions to the WAP standard and in the area of messaging platforms. Furthermore, some service providers, such as NTT DoCoMo, have introduced or may introduce services based on proprietary wireless protocols that are not compliant with industry specifications. Finally, infrastructure providers like Nokia and Ericsson may leverage installed technology and/or wireless device sales to sell end-to-end solutions.

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

International sale of product licenses and services accounted for 59% of our total revenues for the three months ended September 30, 2003. Risks inherent in conducting business internationally include:

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

We expect that many communication service providers, especially in international markets will require that our products and support services be supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of sales will be made through value-added resellers and systems integrators, and the success of our operations will depend on our ability to maintain productive relationships with value-added resellers and systems integrators.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. At September 30, 2003, we had no foreign currency contracts.

(b) Interest Rate Risk

As of September 30, 2003, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $367.3 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2003:

						Cost Value	Fair Value
	Expected maturity date for the year ending June 30,					September 30, 2003	September 30, 2003
	2004	2005	2006	2007	2008	Total	Total
	(in thousands)
Corporate Bonds	$17,239	$—	$—	$—	$—	$17,239	$17,283
Federal Agencies	13,751	29,272	5,435	—	—	48,458	48,555

	$30,990	$29,272	$5,435	$—	$—	$65,697	$65,838

Weighted-average Interest rate	1.45%

Additionally, we have $29.9 million of restricted investments included within restricted cash and investments on the consolidated balance sheets as of September 30, 2003. $17.8 million of the restricted investments are expected to mature during the year ended June 30, 2004 and are comprised as follows: $8.9 million of corporate bonds, $5.8 million of federal agencies, and $3.1 million of floating rate bonds. The remaining $12.1 million of restricted investments resulted from the issuance of convertible subordinated notes and represent the restrictive cash pledged to secure the first six scheduled semi-annual interest payments. The weighted average interest rate of the restricted investments was 1.30% as of September 30, 2003.

Item 4. Controls and Procedures

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

PART II Other Information

Item 1. Legal Proceedings

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

In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of September 30, 2003.

IPO derivative litigation. On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case was removed to the United States District Court, Northern District of California, No. C-02-2465 VRW. Plaintiff asserts claims against the directors at the time of the Company’s initial public offering and one officer, and the underwriters of that offering, for breach of fiduciary duty, negligence, breach of contract, and unjust enrichment. Plaintiff alleges that defendants injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The Company is aware that similar allegations have been made in other derivative lawsuits involving issuers that also have been sued in the Southern District of New York securities class action cases. On July 12, 2002, the Company moved to dismiss the initial complaint. Subsequently, plaintiff made demand that the Company’s Board of Directors assert the Company’s purported claims. The Board of Directors appointed a Special Committee to consider the demand. The Special Committee issued a report and made recommendations regarding the disposition of the claims asserted by plaintiff. On November 4, 2002, plaintiff filed an amended complaint. On December 5, 2002, all defendants moved to dismiss the amended complaint. Subsequently, the Company and individual defendants agreed to stay their motions, to allow the Court to consider the underwriters’ motion. On March 24, 2003, the Court granted the motion and dismissed the case with leave to amend. Plaintiff has not filed an amended complaint in federal court. On June 10, 2003, plaintiff filed a second derivative case in the Superior Court of California, San Mateo County. Lefort v. Credit Suisse First Boston Corp. et al., No. 431908. The complaint in this case makes the same allegations as the dismissed federal derivative complaint, as against the same defendants. It also adds as individual defendants other current or former officers or employees of the Company, and some of their spouses. As against the new individual defendants and three carry-over individual defendants, the complaint alleges that these persons received money or benefits from the lead underwriter of the Company’s IPO in exchange for their influence in selecting that firm as underwriter. The complaint seeks payment of this money from these individual defendants to the Company. The Company, individual defendants, and underwriters filed demurrers to the complaint on September 9, 2003. Subsequently, the parties stipulated to allow the filing of an amended complaint that will not include the allegations regarding the underpricing of the IPO, and will not name the underwriters as defendants. The amended complaint was filed on November 6, 2003. The Company does not believe that resolution of this matter will have a material adverse effect on its financial position. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of September 30, 2003.

Commercial Dispute. A reseller of our products, Intrado Inc., commenced arbitration proceedings against us on August 11, 2003 alleging breach of contract in connection with the performance of certain of our licensed software. The demand for arbitration does not include a specific demand for damages. Although the arbitration is in its preliminary stages, we believe the claims are without merit. We intend to defend the arbitration vigorously and do not believe that the resolution of this matter will have a material adverse effect on our financial position. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of September 30, 2003.

(a) Contingencies

One of our reselling partners has informed us that the national tax authority in the applicable country has determined that withholding tax should have applied to certain past transactions. Such partner has informed us that they have paid the withholding tax of approximately $2.4 million and has requested reimbursement from Openwave for up to 100% of such taxes. The Company is looking into this matter and determining what, if any, liability the Company may have for such tax. In Management’s view, a loss is not both probable and estimable. Therefore no amount has been accrued as of September 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

On September 9, 2003, the Company issued $150 million of principal amount of its 2¾% Convertible Subordinated Notes (the “Notes”) due 2008, in a private placement to Qualified Institutional Buyers (as such term is defined in the Securities Act) in reliance on Rule 144A of the Securities Act. Merrill Lynch & Co. was the sole initial purchaser in the sale of the Notes and the Company recorded a discount of $4.1 million. The transaction fees associated with the Notes totaled approximately $0.9 million, and the net proceeds to the Company from the offering of the Notes were approximately $145.7 million as of September 30, 2003. The notes are the Company’s subordinated obligations and will mature on September 9, 2008. Each note is convertible at any time at the option of the holder thereof. The Notes initially were convertible at a conversion price of $6.132 per share, which is equal to a conversion rate of 163.0789 shares per $1,000 principal amount of notes. As a result of our 3 for 1 stock split completed on October 21, 2003, the conversion price has been adjusted to $18.396 per share, which is equal to a conversion rate of 54.359 shares per $1,000 principal amount of notes. The conversion rate may be further adjusted for certain reasons as provided in the Indenture governing the notes, but will not be adjusted for accrued interest. The Company may redeem some or all of the notes for cash at any time on or after September 9, 2006 in accordance with the Indenture if the price of the Company’s common stock exceeds a specified threshold.

In addition, upon specified change in control events relating to the Company, each holder may require the Company, to purchase all or a portion of its notes, as provided in the Indenture. Upon such an event, the Company will have the option to pay the purchase price in cash or, subject to certain conditions, shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

On October 1, 2003 we held a special meeting of stockholders. At the special meeting, our stockholders approved the following matter by the following votes:

To approve each of the three forms of amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock whereby each outstanding 3, 4, or 5 shares of common stock, as set forth in the particular form of amendment, would be combined and converted into one share of common stock; with the Board of Directors, in its discretion at any time prior to November 30, 2004, to select one of the three forms of amendment to effect and to abandon the other forms of amendment, or to select none of the forms of amendment and to abandon all of the forms, as permitted under Section 242(c) of the Delaware General Corporation Law:

For	Against	Abstentions
117,303,231	36,556,061	514,453

On October 9, 2003, the Board of Directors exercised its authority and approved an amendment effecting a one-for-three reverse stock split of the Company’s common stock, which was effected on October 21, 2003.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company.

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q dated November 9, 2001).

4.1	Indenture made and entered into as of September 9, 2003 by and between the Company and U.S. Bank National Association, as Trustee, (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated September 10, 2003).

4.2	Form of 2 3/4% Convertible Subordinated Note due 2008 (included in Exhibit 4.1)

4.3	Registration Rights Agreement made and entered into as of September 9, 2003 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K dated September 10, 2003).

10.1	Kevin J. Kennedy Transition Employment Agreement made and entered into as of September 22, 2003 between the Company and Mr. Kennedy.

10.2	Summary of New Restricted Stock Bonus Grants to Executive Officers Under the Company’s 2001 Stock Compensation Plan.

10.3	Summary of New Restricted Stock Bonus Grant to Chief Executive Officer Under the Company’s 2001 Stock Compensation Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Executive Officer and Chief Accounting Officer.

32.1	Certificate of Openwave Systems Inc. Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 28, 2003 we filed a Current Report on Form 8-K to furnish our financial results for the first fiscal quarter ended September 30, 2003.

On October 9, 2003 we filed a Current Report on Form 8-K to announce that the Board of Directors of Openwave Systems Inc. (the “Company”) approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, whereby, effective October 21, 2003, each outstanding three shares of the Company’s common stock would be combined into one share of common stock.

On September 9, 2003 we filed a Current Report on Form 8-K to announce that we had consummated our previously announced private offering of $150.0 million aggregate principal amount of its 2 3/4% convertible subordinated notes due 2008, including $15.0 million issued pursuant to the initial purchaser’s overallotment option.

On September 4, 2003 we filed a Current Report on Form 8-K to announce the pricing of a private offering of $135.0 million of its 2.75% convertible subordinated notes due 2008, with a 30-day option to the initial purchaser to purchase up to an additional $15.0 million of notes.

On September 2, 2003, we filed a Current Report on Form 8-K to announce that we intended to offer $100.0 million aggregate principal amount of convertible subordinated notes due 2008, plus up to an additional $15.0 million of Notes subject to the initial purchaser’s option to qualified institutional buyers.

On August 21, 2003, we filed a Current Report on Form 8-K to announce certain changes to our executive management team. We also separately announced the election of a new director to our Board of Directors.

On July 29, 2003, we filed a Current Report on Form 8-K to announce that Roger Evans had resigned from the Board of Directors.

On July 24, 2003, we filed a Current Report on Form 8-K furnishing our financial results for the fiscal quarter ended June 30, 2003 and announcing that the Board of Directors authorized the Company to seek shareholder approval for a reverse stock split.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

OPENWAVE SYSTEMS INC.

By:	/s/ JOSHUA PACE

Joshua Pace Vice President of Finance and Chief Accounting Officer