Form 10-Q
period 2003-12-31
OPENWAVE SYSTEMS INC
filed 2004-02-17
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-16073

OPENWAVE SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

As of January 31, 2004, there were 63,559,522 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	December 31, 2003	June 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$284,705	$139,339
Short-term investments	10,989	33,345
Accounts receivable, net	77,181	62,907
Prepaid and other current assets	13,219	13,218

Total current assets	386,094	248,809
Property and equipment, net	34,200	44,582
Long-term investments, and restricted cash and investments	58,076	61,466
Deposits and other assets	10,777	6,311
Goodwill	723	723
Other intangibles, net	3,626	5,560

	$493,496	$367,451

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,689	$3,844
Accrued liabilities	42,246	37,159
Accrued restructuring costs	13,604	18,358
Deferred revenue	57,047	62,786

Total current liabilities	118,586	122,147
Accrued restructuring costs, net of current portion	42,493	48,152
Long term deferred revenue	13,304	11,004
Deferred rent obligations	4,350	3,870
Convertible subordinated notes, net	146,130	—

Total liabilities	324,863	185,173

Commitments and contingencies
Stockholders’ equity:
Common stock	63	60
Additional paid-in capital	2,730,771	2,720,994
Deferred stock-based compensation	(2,087)	(2,185)
Accumulated other comprehensive income (loss)	(151)	52
Notes receivable from stockholders	(198)	(254)
Accumulated deficit	(2,559,765)	(2,536,389)

Total stockholders’ equity	168,633	182,278

	$493,496	$367,451

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues:
License	$38,175	$36,223	$70,383	$75,967
Maintenance and support services	22,102	19,901	42,468	37,827
Professional services	9,335	5,923	19,138	14,101
Project	2,141	4,736	7,753	10,046

Total revenues	71,753	66,783	139,742	137,941

Cost of revenues:
License	2,256	1,600	4,823	4,864
Maintenance and support services	5,790	7,251	12,042	15,693
Professional services	8,685	5,383	15,981	11,249
Project	1,962	4,334	4,111	9,155

Total cost of revenues	18,693	18,568	36,957	40,961

Gross profit	53,060	48,215	102,785	96,980

Operating Expenses:
Research and development	23,765	28,769	49,351	61,067
Sales and marketing	25,067	28,938	48,690	63,360
General and administrative	8,394	15,008	18,450	28,985
Restructuring and other costs	(382)	(144)	2,270	83,191
Stock-based compensation*	754	1,322	1,489	2,094
Amortization and impairment of goodwill and other intangible assets	67	827	135	8,181
In-process research and development	—	—	—	400
Merger, acquisition and integration-related costs	—	142	—	386

Total operating expenses	57,665	74,862	120,385	247,664

Operating loss	(4,605)	(26,647)	(17,600)	(150,684)
Interest and other income, net	1,370	1,456	2,251	3,753
Interest expense	(1,286)	(4)	(1,589)	(14)
Write-down of nonmarketable equity securities	—	(2,000)	—	(2,000)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(4,521)	(27,195)	(16,938)	(148,945)
Income taxes	4,866	2,302	6,438	4,549

Loss before cumulative effect of change in accounting principle	(9,387)	(29,497)	(23,376)	(153,494)
Cumulative effect of change in accounting principle	—	—	—	(14,547)

Net loss	$(9,387)	$(29,497)	$(23,376)	$(168,041)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.15)	$(0.50)	$(0.38)	$(2.60)
Cumulative effect of change in accounting principle	—	—	—	(0.25)

Basic and diluted net loss per share	$(0.15)	$(0.50)	$(0.38)	$(2.85)

Shares used in computing basic and diluted net loss per share	61,925	59,245	61,015	58,992

*Stock-based compensation by category:
Research and development	$230	$781	$497	$844
Sales and marketing	88	132	169	254
General and administrative	436	409	823	996

	$754	$1,322	$1,489	$2,094

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(23,376)	$(168,041)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	13,546	19,486
Amortization of discount on convertible debt and debt issuance costs	311	—
Amortization of stock-based compensation	1,489	2,094
Loss on sale of property and equipment	258	103
Impairment of non-marketable equity securities	—	2,000
Provision for doubtful accounts	97	5,384
Impairment of goodwill and other intangible assets	—	8,045
Cumulative effect of change in accounting principle	—	14,547
Impairment of property and equipment - restructuring related	738	12,202
In-process research and development	—	400
Changes in operating assets and liabilities:
Accounts receivable	(15,153)	15,134
Prepaid expenses and other assets	(3,623)	724
Accounts payable	1,845	(1,120)
Accrued liabilities	5,652	(12,954)
Accrued restructuring costs	(10,413)	57,456
Deferred revenue	(3,439)	16,070

Net cash used for operating activities	(32,068)	(28,470)

Cash flows from investing activities:
Purchases of property and equipment	(2,269)	(6,234)
Proceeds from sale of property and equipment	43	—
Restricted cash and investments	(7,417)	344
Acquisitions, net of cash acquired	—	(18,296)
Purchases of short-term investments	(6,595)	—
Proceeds from sales and maturities of short-term investments	32,658	44,230
Purchases of long-term investments	(4,450)	(9,379)
Proceeds from sales and maturities of long-term investments	11,347	30,012

Net cash provided by investing activities	23,317	40,677

Cash flows from financing activities
Proceeds from issuance of common stock, net	8,389	1,965
Repayment of notes receivable from stockholders	56	307
Net proceeds from issuance of convertible debt	145,672	—
Repayment of capital lease obligations and long-term debt	—	(151)

Net cash provided by financing activities	154,117	2,121

Net increase in cash and cash equivalents	145,366	14,328
Cash and cash equivalents at beginning of period	139,339	140,699

Cash and cash equivalents at end of period	$284,705	$155,027

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,120	$5,125

Cash paid for interest	$7	$14

Noncash investing and financing activities
Common stock issued and options assumed in acquisitions	$—	$140

Deferred stock-based compensation	$1,405	$1,349

Reversal of deferred stock-based compensation	$14	$2,223

Retirement of treasury stock	$—	$38,087

Reclass of long-term investments to short-term investments	$—	$49,815

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Openwave Systems Inc.’s (the Company’s) management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2003 and June 30, 2003, and the results of operations for the three and six months ended December 31, 2003 and 2002, and cash flows for the six months ended December 31, 2003 and 2002. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

On October 21, 2003, the Company completed a one-for-three reverse split of its common stock. All share and per share data in the financial statements presented herein have been updated to reflect this change. Additionally, certain amounts in the condensed consolidated financial statements as of June 30, 2003 and the three and six months ended December 31, 2002 have been reclassified to conform to the presentation for the quarter ended December 31, 2003.

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

(2) Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support services, professional services and project revenues. As described in Note 4, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category by the CEO includes the licensing of the Company’s application software and related maintenance and support services; the licensing of its client software and related maintenance and support services; the licensing of infrastructure software and related maintenance and support services; customer services; and project revenues, which include porting services with partners. The Company licenses its application software and infrastructure software products primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard license arrangement with the Company.

Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customer. For those products that are delivered physically, the Company’s standard transfer terms are freight on board (FOB) shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered. If the Company’s contracts include customer specified acceptance criteria that the Company has not reliably satisfied at the time of delivery of its software, delivery, for purposes of license, new version coverage, and maintenance and support, revenue recognition, occurs when such acceptance criteria is satisfied assuming that all other revenue recognition criteria have been met; for purposes of professional services revenue recognition in multiple element arrangements with customer specified acceptance criteria, delivery occurs without regard to such specified customer acceptance criteria and revenue will be recognized on the professional services element as services are performed assuming that all other revenue recognition criteria have been met.

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

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and, revenue from professional services is recognized as services are performed. New version coverage revenue is classified as license revenue in the Company’s Condensed Consolidated Statements of Operations.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If the Company provides professional services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues from these arrangements are recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor costs except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee professional service arrangements, the Company generally measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion.

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

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery, but rather is recognized as follows, assuming that all other revenue recognition criteria have been met:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due.

•	Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. Perpetual license revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	The Company enters into certain multiple-element arrangements in which licenses fees are sold on a committed basis, but maintenance and support and/or new version coverage fees are payable based on contingent usage. For these arrangements, the Company recognizes license revenue ratably over the period the Company expects to provide maintenance and support and/or new version coverage, and recognizes the contingent usage-based fees for maintenance and support fees and/or new version coverage fees at the time such fees become fixed and determinable.

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company has been porting its software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner resells the Company’s products and engages in other joint activities. The Company recognizes porting services revenues from this contract as project revenues in the Company’s Consolidated Statements of Operations as the agreed upon activities are performed. With the adoption of Emerging Issues Task Force (EITF) Issue No. 00-21, ”Revenue Arrangements with Multiple Deliverables,” the Company separates the reseller and porting activities related to the project and recognizes reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue. In accounting for project revenue the Company recognizes revenue as the services are proportionally performed.

Cost of license revenues is primarily comprised of third-party license and related support fees and amortization of purchased technology and contract intangibles. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues includes compensation and independent consultant costs for personnel engaged in delivering professional services and related overhead costs. Cost of project revenues includes direct costs incurred in the performance of development services under the arrangement. Cost of project revenues does not include certain sales-related activities required under the arrangement, which are classified as sales and marketing expense.

(3) Recently Issued Accounting Pronouncements

In May 2003, the EITF reached a consensus on EITF Issue No. 03-5, “Applicability of AICPA Statement of Position No. 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More than Incidental Software.” EITF Issue No. 03-5 affirms that SOP No. 97-2 applies to non-software deliverables such as hardware in an arrangement if the software is essential to the functionality of the non-software deliverables. The Company adopted EITF Issue No. 03-5 during the quarter ended September 30, 2003 and determined that it had no impact on the Company’s consolidated financial position or results of operations.

In December 2003, the Company adopted Staff Accounting Bulletin (SAB) No. 104, which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB No.104 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Application software and related maintenance and support services enable end users to exchange electronic mail and voice mail from PC’s, wireline telephones and mobile devices. The Company’s application software and services also includes, but is not limited to e-mail, IP Voicemail, Messaging Anti-Abuse products and services and other messaging products.

Infrastructure software and related maintenance and support services contain the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users and includes, but is not limited to, Openwave Mobile Access Gateway, Openwave Location Products, Multimedia Messaging Services (MMS), and Openwave Provisioning Manager.

Client software and related maintenance and support services primarily include the Openwave Mobile Browser, which is a microbrowser software that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite software.

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

The disaggregated information reviewed on a product basis by the CEO for the three and six months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues
Applications	$14,858	$18,769	$31,824	$39,398
Infrastructure software	33,313	28,140	56,097	57,030
Client software	12,047	9,074	24,861	17,131
Customer services	9,394	6,064	19,207	14,336
Project	2,141	4,736	7,753	10,046

Total revenues	$71,753	$66,783	$139,742	$137,941

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific region and Europe. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues
Americas	$32,775	$30,474	$67,274	$66,706
Europe, Middle East and Africa	16,530	16,361	30,779	26,246
Japan and Asia Pacific	22,448	19,948	41,689	44,989

Total revenues	$71,753	$66,783	$139,742	$137,941

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues
United States	$26,746	$27,258	$54,893	$52,173
Japan	12,380	14,652	25,783	34,421
Other foreign countries	32,627	24,873	59,066	51,347

Total revenues	$71,753	$66,783	$139,742	$137,941

The Company’s long-lived assets residing in countries other than the United States are not significant and therefore have not been disclosed.

Significant customer information is as follows:

	% of Total Revenue				% of Total Accounts Receivable December 31,
	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002	2003
IBM	12%	10%	14%	9%	13%
KDDI	8%	12%	8%	15%	5%
Sprint	7%	14%	8%	13%	5%

(5) Net Loss Per Share and Stockholders’ Equity

(a) Reverse Stock Split

The Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect a 1 for 3 reverse split of its common stock, effective on October 21, 2003. On the effective date, each three shares of the Company’s outstanding common stock automatically converted into one share of common stock. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split.

(b) Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Weighted average shares of common stock outstanding	62,367	59,572	61,493	59,283
Weighted average shares of restricted stock subject to repurchase	(442)	(327)	(478)	(291)

Weighted average shares used in computing basic and diluted net loss per common share	61,925	59,245	61,015	58,992
Net loss per share before cumulative effect of change in accounting principle	$(0.15)	$(0.50)	$(0.38)	($2.60)
Cumulative effect of change in accounting principle	—	—	—	(0.25)

Basic and diluted net loss per share	$(0.15)	$(0.50)	$(0.38)	($2.85)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss per share computation. The weighted-average number of stock option shares that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive, or would have been antidilutive had the Company reported net income from continuing operations during the period, are as follows for the three months and six months ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended December 31,				Six Months Ended December 31,
	2003		2002		2003		2002
	Weighted- average number of shares	Weighted- average exercise price	Weighted- average number of shares	Weighted- average exercise price	Weighted- average number of shares	Weighted- average exercise price	Weighted- average number of shares	Weighted- average exercise price
Options with an exercise price less than the average fair market value of our common stock during the period	6,832	$4.39	4,345	$2.59	7,310	$4.08	2,732	$2.60
Options with an exercise price greater than the average fair market value of our common stock during the period	3,951	$15.82	14,096	$25.59	2,526	$18.15	14,645	$25.94
Shares of restricted stock subject to repurchase	442	$0.06	327	$0.70	478	$0.07	291	$0.88
Shares issuable upon conversion of subordinated notes	8,154	$18.40	—	—	5,052	$18.40	—	—

(c) Stock-based Compensation Plans

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. Warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (FIN) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company currently uses the Black-Scholes option pricing model to value options and warrants granted to non-employees.

If the fair value based method had been applied in measuring employee stock compensation expense, the pro forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net loss, as reported:	$(9,387)	$(29,497)	$(23,376)	$(168,041)
Add: stock-based compensation included in net loss, net of tax	754	1,322	1,489	2,094
Deduct: stock-based compensation expense determined under the fair value method for all awards, net of tax	(15,177)	(26,818)	(30,431)	(73,620)

Pro forma net loss	$(23,810)	$(54,993)	$(52,318)	$(239,567)

Basic and diluted net loss per share:
As reported:	$(0.15)	$(0.50)	$(0.38)	$(2.85)
Proforma:	$(0.38)	$(0.93)	$(0.86)	$(4.06)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Expected life (years)	3.07	4.14	3.03	4.14
Risk-free interest rate	2.79%	2.35%	2.73%	2.28%
Volatility	130%	105%	131%	105%

The weighted-average fair value of restricted stock grants and stock options granted was:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Weighted-average fair value of restricted stock grants	$12.87	$3.54	$12.04	$3.54
Weighted-average fair value of stock options	$8.05	$1.90	$8.05	$2.39

(d) Tender Offers

On April 29, 2003, the Company commenced a voluntary stock option exchange program available to certain employees. Only employees who had received options to purchase 10,000 shares or more of common stock granted on or after September 13, 2002 were eligible to participate. All of these employees had been excluded from the March 13, 2003 stock exchange program pursuant to its terms (see discussion of the March 13, 2003 plan below). The following employees were also not eligible: the Company’s CEO, and vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated. Non-employee members of the Board of Directors were also not eligible to participate. Under the program, eligible employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date no sooner than December 5, 2003. Options to acquire a total of 2.1 million shares of the Company’s common stock were eligible to be exchanged under the program. As a result of this April 29, 2003 stock option exchange program, options to acquire approximately 521,000 shares of the Company’s common stock were accepted for exchange, and the Company was obligated to grant replacement options to acquire a maximum of approximately 155,000 shares of the Company’s common stock. On December 5, 2003, the Company granted the replacement options to acquire approximately 155,000 shares of the Company’s common stock. The exercise price of the replacement options was $11.62 per share, which was equal to the market value of the Company’s common stock on the date of grant.

On February 17, 2003, the Company announced a voluntary stock option exchange program that commenced March 13, 2003 for certain employees. The following employees were not eligible: the Company’s CEO, vice-president level employees or higher who had executed a severance agreement or a transition agreement and had been notified that their jobs would be eliminated, employees based in Switzerland and employees who received 10,000 or more options on or after September 13, 2002. Non-employee members of the Board of Directors were not eligible to participate. Under the program, eligible employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted at a future date to be determined by the Compensation Committee of the Board of Directors which was required by the terms of the exchange to be on or between October 25 and November 24, 2003. Options to acquire a total of 12.8 million shares of the Company’s common stock were eligible to be exchanged under the program and 7.0 million shares of the Company’s common stock were accepted for exchange. On October 27, 2003, the Company granted the replacement options to acquire approximately 3.6 million shares of the Company’s common stock. The exercise price of the replacement options was $12.66 per share, which was equal to the market value of the Company’s common stock on the date of grant.

The exchange programs are designed to comply with FIN No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” and the Company did not incur any compensation charges as a result of these stock option exchange programs.

(e) Restricted Stock Grants

In October 2003, the Compensation Committee of the Board of Directors granted approximately 100,000 restricted shares of the Company’s common stock to certain executive officers and key employees of the Company. The Company recorded approximately $1.3 million of deferred stock-based compensation on the date of grant related to the issuance of restricted shares. The restricted shares vest monthly over a period of three years from the date of grant through October 2006.

(6) Asset Impairment, Other Intangible Assets and Strategic Investments

The significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter ended September 30, 2002 of a restructuring, triggered the requirement for an impairment analysis of the Company’s goodwill and long-lived assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets were impaired. The Company concluded it has a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization. Considering the significant decrease in the Company’s market capitalization from the date of the SignalSoft acquisition, all remaining goodwill attributable to the SignalSoft acquisition as of September 30, 2002 was determined to be fully impaired. During the quarter ended December 31, 2002, the Company recorded additional SignalSoft goodwill of $758,000 related to finalization of the purchase price allocation, which was fully impaired during that same quarter. The impairment of the SignalSoft goodwill resulted in impairment charges of $758,000 and $8.0 million for the three and six months ended December 31, 2002 under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations. Upon adoption of SFAS No. 142 on July 1, 2002, the Company assessed whether goodwill recorded in connection with the acquisition of Ellipsus was impaired. The Company completed step 2 of SFAS No. 142’s transitional goodwill impairment test during the quarter ended December 31, 2002 and recognized a $14.5 million goodwill impairment charge, which was recorded as a “Cumulative effect of change in accounting principle” in the Company’s Condensed Consolidated Statements of Operations.

The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business in connection with recently completed financing or similar transactions, the business’ current solvency and its access to future capital. The Company recorded $2.0 million in impairment charges to nonmarketable equity securities related to the impairment of one investment during the three months ended December 31, 2002. These impairment charges are recorded within “Write-down of nonmarketable equity securities” in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million within “Deposits and other assets” in the Company’s Condensed Consolidated Balance Sheets.

(7) Balance Sheet Components

(a) Long-term investments and restricted cash and investments

The following summarizes the Company’s long-term investments and restricted cash and investments (in thousands):

	December 31, 2003	June 30, 2003
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies (maturing through year ending June 30, 2006)	$28,388	$39,195
Restricted cash and investments	29,688	22,271

	$58,076	$61,466

During the three months ended September 30, 2003, the Company issued $150 million in Convertible Subordinated Notes, which resulted in an increase in restricted cash of $12.1 million. See Note 7(e) “Convertible Subordinated Notes”. This increase in restricted cash and investments was offset by a decrease of $4.7 million in restricted cash due to a reduction in the collateral required for certain facilities operating leases.

(b) Accounts receivable, net

Accounts receivable, net, were comprised of the following (in thousands):

	December 31, 2003	June 30, 2003
Accounts receivable	$70,285	$61,014
Unbilled accounts receivable	15,658	10,243
Allowance for doubtful accounts	(8,762)	(8,350)

	$77,181	$62,907

Unbilled accounts receivable comprise amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual billing terms.

(c) Other intangibles, net

Other intangibles, net were comprised of the following (in thousands):

	December 31, 2003	June 30, 2003
Customer contracts and relationships	1,197	2,308
Developed and core technology	2,335	3,123
Trademarks	94	129

	$3,626	$5,560

Total amortization related to other intangible assets is set forth in the table below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Customer contracts and relationships	$833	$350	$1,111	$1,710
Developed and core technology	394	387	788	1,032
Trademarks	17	19	35	36

	$1,244	$756	$1,934	$2,778

Included within “Cost of revenues – License” on the Condensed Consolidated Statement of Operations is amortization related to customer contracts and developed and core technology that totals approximately $1.2 million and $0.7 million for the three months and $1.8 million and $2.6 million for the six months ended December 31, 2003 and 2002, respectively.

The following tables set forth the carrying amount of other intangible assets, net (in thousands):

		December 31, 2003
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	0-3 yrs	$4,650	$(3,453)	$1,197
Developed and core technology	3 yrs	5,020	(2,685)	2,335
Trademarks	3 yrs	200	(106)	94

		$9,870	$(6,244)	$3,626

		June 30, 2003
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	0-3 yrs	$4,650	$(2,342)	$2,308
Developed and core technology	3 yrs	5,020	(1,897)	3,123
Trademarks	3 yrs	200	(71)	129

		$9,870	$(4,310)	$5,560

The following table presents the estimated future amortization of the other intangibles (in thousands):

Fiscal Year	Amortization
2004	$1,400
2005	2,168
2006	58

$3,626

(d) Deferred revenue

At December 31 and June 30, 2003, the Company had deferred revenues of $70.4 million and $73.8 million, respectively. Deferred revenues are comprised of license fees, new version coverage and maintenance and support elements and professional services. Deferred revenues represent amounts billed:

•	prior to acceptance of product or service, or

•	for new version coverage and maintenance and support elements prior to the time service is delivered, or

•	for subscriber licenses committed greater than subscriber activated for arrangements being recognized on an subscriber activation basis, or

•	for license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $31.2 million and $33.0 million at December 31 and June 30, 2003, respectively.

(e) Convertible subordinated notes, net

On September 9, 2003, the Company issued $150.0 million aggregate principal amount of its 2 ¾% Convertible Subordinated Notes (the Notes) due 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.7 million. The Notes are recorded on the Company’s Condensed Consolidated Balance Sheet net of a discount of $4.1 million, which is being amortized over five years under the effective interest rate method. Approximately $0.3 million of the discount has been amortized during the six months ended December 31, 2003. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. The pledged securities have been recorded as restricted cash within the Company’s Condensed Consolidated Balance Sheet at December 31, 2003.

The Notes are the Company’s subordinated obligations and will mature on September 9, 2008. Each note is convertible at any time at the option of the holder thereof. The Notes are convertible at a conversion price of $18.396 per share, which is equal to a conversion rate of 54.3596 shares per $1,000 principal amount of Notes. The conversion rate may be further adjusted for certain reasons as provided in the document that contains the terms under which the Notes are issued (the Indenture), but will not be adjusted for accrued interest. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006 in accordance with the Indenture if the price of the Company’s common stock exceeds a specified threshold.

In addition, upon specified change in control events relating to the Company, each holder may require the Company to purchase all or a portion of its Notes, as provided in the Indenture. Upon such an event, the Company will have the option to pay the purchase price in cash or, subject to certain conditions, shares of its common stock.

The Notes are subordinated to the Company’s future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company incurred approximately $0.9 million in debt issuance costs which are recorded in “Deposits and other assets” on the Company’s Condensed Consolidated Balance Sheet. The Company is amortizing the debt issuance costs over the life of the Notes using the effective interest method. Consequently, during the six months ended December 31, 2003, the Company amortized approximately $56,000 of debt issuance costs.

In addition, on October 7, 2003, the Company filed a registration statement on Form S-3 (Registration No. 333-109547) with respect to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes. The registration statement has not yet become effective. Under the Indenture, the Company is to use their reasonable best efforts to have the shelf registration statement declared effective within 180 days after the original issuance of the Notes.

(f) Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2003	June 30, 2003
Unrealized gain on marketable securities	$35	238
Cumulative translation adjustments	(186)	(186)

Accumulated other comprehensive income (loss)	$(151)	$52

Other comprehensive loss is comprised of net loss, change in unrealized gain on marketable securities and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss	$(9,387)	$(29,497)	$(23,376)	$(168,041)
Other comprehensive loss:
Change in unrealized gain on marketable securities, net of tax	(106)	(259)	(203)	(190)

Total other comprehensive loss	$(9,493)	$(29,756)	$(23,579)	$(168,231)

(8) Contingencies

Litigation

IPO securities class action. IPO securities class action. On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of its present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of December 31, 2003.

IPO derivative litigation. On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case was removed to the United States District Court, Northern District of California, No. C-02-2465 VRW, and on March 24, 2003, the Court dismissed the case with leave to amend. On June 10, 2003, plaintiff filed a second derivative case in the Superior Court of California, San Mateo County Lefort v. Credit Suisse First Boston Corp. et al., No. 431908 (the “State Court Action”). In both actions, Plaintiff asserts claims against the directors at the time of the Company’s initial public offering and one officer, and the underwriters of that offering, for breach of fiduciary duty, negligence, breach of contract, and unjust enrichment. Plaintiff alleges that defendants injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The State Court Action also adds as individual defendants other current or former officers or employees of the Company, and some of their spouses. As against the new individual defendants and three carry-over individual defendants, the State Court Action alleges that these persons received money or benefits from the lead underwriter of the Company’s IPO in exchange for their influence in selecting that firm as underwriter. The complaint seeks payment of this money from these individual defendants to the Company. On January 20, 2004, plaintiff dismissed this lawsuit without prejudice.

Commercial Dispute. A reseller of the Company, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration does not include a specific demand for damages. The Company also has asserted arbitration counterclaims alleging that Intrado used the Company’s technology to develop a competing service. Although the arbitration is in its preliminary stages, the Company believes the claims are without merit, the Company intends to defend the arbitration vigorously, and the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of December 31, 2003.

(9) Restructuring and Other Related Costs

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

The following table sets forth the restructuring activity through December 31, 2003 (in thousands):

	FY 02 Restructuring Plan			FY 03 Restructuring Plan			FY 03, 04 Restructuring Plan			Total
	Facility	Severance	Other	Facility	Severance	Other	Facility	Severance	Other	Reserve

Accrual balance as of June 30, 2003	$9,165	$81	$—	$49,599	$1,002	$161	$783	$5,639	$80	$66,510

New charges and adjustments to estimates	506	—	—	(106)	(185)	—	1,372	965	100	2,652
Cash paid	(970)	(2)	—	(1,996)	(127)	(113)	(145)	(3,462)	(100)	(6,915)
Other adjustment	—	—	—	148	—	—	(738)	—	—	(590)

Accrual balance as of September 30, 2003	$8,701	$79	$—	$47,645	$690	$48	$1,272	$3,142	$80	$61,657

New charges and adjustments to estimates	(74)	—	—	(120)	(327)	15	12	112	—	(382)
Cash paid	(997)	5	—	(2,050)	(143)	(42)	(354)	(1,597)	—	(5,178)

Accrual balance as of December 31, 2003	$7,630	$84	$—	$45,475	$220	$21	$930	$1,657	$80	$56,097

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Since June 30, 2001, 18 sites have been vacated and 8 sites have been selected for downsizing. In addition to the lease contracts accruals, facility’s costs include the impairment of leasehold improvements and furniture and fixtures on the vacated facilities or planned vacated facilities, and accordingly are reclassified against property and equipment.

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 400, 480, and 200 employees during the FY2002, FY 2003 Q1, and FY 2003 Q4 Restructuring plans, respectively.

Other charges consist of fees resulting from the impairment of certain acquired software as a result of the related restructuring, termination costs of certain software license arrangements and other fees.

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align the Company’s overall costs structure with current revenues. These reductions included a decrease in Company workforce of approximately 200 employees. The Company completed a majority of these reductions by December 31, 2003. In connection with the implementation of the restructuring plan, the Company incurred an additional $2.6 million during the six months ended December 31, 2003 to bring the total restructuring cost to approximately $11.2 million. The restructuring costs included facility and equipment costs of $2.7 million, severance and employment related charges of $6.7 million, and other restructuring related costs of $1.8 million. The remaining accrual as of December 31, 2003 of $2.7 million consists of $1.9 million we expect to pay during the year-ended June 30, 2004 and $0.8 million we expect to pay on various dates through June 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in the Company’s workforce of approximately 480 employees as of June 30, 2003. In connection with the implementation of this restructuring plan, the Company reversed approximately $0.7 million as a result of changes in certain estimates during the six months ended December 31, 2003 to bring the total restructuring costs to approximately $81.6 million in charges. The restructuring costs included facility and equipment costs of $63.6 million, severance and employment related charges of $17.7 million, and other restructuring related costs of $0.3 million. This restructuring effort lead to approximately $25 to $30 million in cost reductions in total cost savings, of which approximately 26% was realized in cost of revenues, 40% in research and development departments, 23% in sales and marketing departments and 11% in the general and administrative departments. The remaining accrual as of December 31, 2003 is $45.7 million, of which $3.8 million will be paid during the year ended June 30, 2004 and $41.9 million will be paid on various dates through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of Company’s desire to improve its cost structure and profitability. This 2002 restructuring plan resulted in a decrease in the Company’s workforce of approximately 400 employees during the fiscal year-ended June 30, 2002. In connection with the implementation of the restructuring plan, the Company incurred an additional $0.4 million in charges primarily as a result of changes in the estimates of sublease income during the six months ended December 31, 2003 to bring the total restructuring charge to $38.4 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included facility and equipment costs of $25.3 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. The restructuring effort led to $25 to $30 million in quarterly cost savings, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments. The remaining accrual as of December 31, 2003 of $7.7 million consists of $2.2 million, which we expect to pay during the year ended June 30, 2004, and $5.5 million to be paid on various dates through 2012.

(10) Subsequent Events

Restricted Stock Grants

In January 2004, the Compensation Committee of the Board of Directors granted approximately 100,000 restricted shares of the Company’s common stock to certain executive officers and key employees of the Company. The restricted grants were made based upon meeting certain financial performance goals previously set by the Compensation Committee and vest over a three-year period in equal monthly installments from the date of grant through January 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our Management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things the information and expectations concerning our future financial performance and potential or expected growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings and our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Overview

We are a leading independent provider of open standards software products and services for the communications industry. Our customers are communication service providers, including wireless and wireline operators, and wireless device manufacturers worldwide. Our device software products consist of a number of applications such as messaging clients and phone browsers, as well as a platform for enabling data capable mass-market phones. Our mobile software products, including service enablers and gateways, provide the underlying infrastructure to enable data services such as multi-media messaging, content and information services, media and game downloads, location services, and mobile device management. Our wireline software products consist of email, IP-based voicemail and anti-abuse solutions (i.e. anti-spam and anti-virus) to enable rich communications services for broadband and ISP operators.

As one of the early innovators in mobile data and messaging services, we have been a pioneer in the convergence of the Internet and mobile communications. In 1993, we developed our first e-mail messaging server. In 1995, we developed our initial technology that enables the delivery of mobile data services to mobile phones. In 1996, we introduced and deployed our first gateway and browser products. Last year, we launched new products, including our WAP2 Gateway, Openwave phone software tools Version 7 (V7), designed to bring a better user experience to mobile data applications that emphasizes advanced graphics and multi-media messages on color handsets. We also introduced Email Mx 6.0, our next generation email and messaging platform.

The demand for software to launch services such as picture messaging, downloading ringtones, XHMTL browsing and location services has started to gain momentum, which we believe will benefit Openwave. However, the industry must help drive usage of these services to help operators and in turn companies like Openwave increase transaction-based revenues. Openwave’s deep industry experience and relationships with wireless and wireline operators and leading handset manufacturers place the company in a unique position to view the market, its challenges and opportunities. Openwave has a team of professionals who work with customers and partners around the world at any stage of developing and implementing services to help identify ways to distinguish and enhance services. Examples include identifying which services are relevant to subscribers, marketing the right services to fuel adoption and sharing best practices.

On the wireline side of our business where we sell email, broadband global subscribers grew to 89 million in the quarter ended September 30, 2003, up from 79 million in the quarter ended June 30, 2003, led by the addition of 7 million subscribers in DSL, according to a recent study.

We expect growth in broadband and mobile data to continue throughout the year with a greater emphasis on improving the user experience for data services, both on mobile phones and PC email. This market optimism will benefit Openwave over the next few quarters as we continue our march to profitability. Although market successes and design wins will not immediately translate into revenue for Openwave, we expect they will do so over time.

Openwave’s mission is to help customers perfect their user experience for mobile data and wireline services to attract subscribers, build brands and create subscriber loyalty. Openwave delivers this value in three core areas:

•	integrating the experience across multiple services, devices and platforms

•	enhancing the experience with new features and capabilities

•	protecting the experience from spam and viruses.

We deliver this value through products and technologies, which we refer to as “our IP”, and deep industry experience and knowledge which we refer to as “our IQ”, our services and partnerships with operators and manufacturers to continuously innovate and deliver differentiated services to subscribers.

We are aggressively working with customers to help them grow their business by driving mobile data usage, delivering an integrated messaging experience and protecting their users against spam and viruses. As such we expect to compete and grow our business in products and partnerships in the areas of services, phone software, infrastructure software, messaging software from multimedia, IP-voice mail, email, and messaging anti-abuse software. We are focused on delivering IP-based open standards solutions that are compliant with 3GPP, OMA and other relevant standards bodies. Our product development is focused on the following: client software, value-added services solutions for mobile infrastructure and messaging applications built around a flexible messaging platform. Our unique competitive advantage is that we can deliver a complete offering from the client to the server along with services, whereas our competitors have one of these pieces as their key strength and advantage.

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

Recent Events

The Company filed an amended certificate of incorporation to effect a 1 for 3 reverse split of its common stock, effective on October 21, 2003. On the effective date, each three shares of our outstanding common stock automatically converted into one share of common stock. Our common stock began trading under the split adjustment when the market opened on October 22, 2003. As required by NASDAQ, for a period of 20-trading days beginning on that date, our common stock traded on a post-split basis under the trading symbol “OPWVD” as an interim symbol to denote its new status. After this 20-trading day period, our common stock resumed trading under the symbol “OPWV.”

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2Software Revenue Recognition,With Respect to Certain Transactions,” and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

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

During the year ended June 30, 2002, we entered into a significant contract with a service partner, under which we have been porting our software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner resells our products and engages in other joint activities. We recognize porting services revenues from this contract as project revenues in our Consolidated Statement of Operations as the services are performed. With our adoption of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” during the quarter ended December 31, 2002, we separate the reseller and porting activities related to the project and will recognize reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue.

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

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer is specifically identified as uncollectible, the total customer receivable is reduced by the customer’s deferred revenue balance, resulting in the net specific identified reserve. In addition, we maintain a general reserve for all other receivables not included in the specific reserve by applying various specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends, as well as determine the average deferred revenue and subsequent collections that are related to accounts receivable.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Impairment Assessments

(a) Goodwill and other intangible assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

As part of our impairment assessment, we examine products, customer base and geography. Based on these criteria, we determine which products we will continue to support and sell and, thereby, determine which assets will continue to have future strategic value and benefit. If indicators suggest the carrying value of our long-lived assets may not be recoverable, we complete an analysis of our long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” using estimates of undiscounted cash flows in order to determine if any impairment of our fixed assets and other intangibles exists.

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

(b) Strategic investments

We regularly perform an impairment assessment of our strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency and its access to future capital. As of December 31, 2003, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million and is recorded within “Deposits and other assets” in our Consolidated Balance Sheets.

Restructuring–related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. These estimates will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease or changes in actual sublease rates). We have estimated that the lease loss for the fiscal 2003 and fiscal 2002 restructuring plans could be as much as $26.0 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if no suitable tenant is found to lease the facility. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits, including the probable number of employees to be terminated and an estimate of the amount to be paid to each terminated employee in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

Results of Operations

Three and Six Months Ended December 31, 2003 and 2002

Revenues

We generate four different types of revenue. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication service providers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project revenues are derived from a porting services project. The majority of our revenues have been derived from sales to a limited number of customers and our sales are highly concentrated. Significant customers during three months and six months ended December 31, 2003 and 2002 include IBM, KDDI and Sprint. Sales to IBM including reseller arrangements accounted for 12% and 10% of total revenues during the three months ended December 31, 2003 and 2002, respectively, and 14% and 9% of total revenues for the six months ended December 31, 2002. Sales to KDDI accounted for 8% and 12% of total revenues during the three months ended December 31, 2003 and 2002, respectively, and 8% and 15% of total revenues during the six months ended December 31, 2003 and 2002, respectively. Sales to Sprint accounted for 7% and 14% of total revenues during the three months ended December 31, 2003 and 2002, respectively, and 8% and 13% of total revenues during the six months ended December 31, 2003 and 2002, respectively.

The following table presents selected revenue information for the three and six months ended December 31, 2003 and 2002, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2003	2002		2003	2002
Revenues
License	$38,175	$36,223	5.4%	$70,383	$75,967	(7.4%)
Maintenance and support services	22,102	19,901	11.1%	42,468	37,827	12.3%
Professional services	9,335	5,923	57.6%	19,138	14,101	35.7%
Project	2,141	4,736	(54.8%)	7,753	10,046	(22.8%)

Total Revenues	$71,753	$66,783	7.4%	$139,742	$137,941	1.3%

Percent of Total Revenues
License	53.2%	54.2%		50.4%	55.1%
Maintenance and support services	30.8%	29.8%		30.4%	27.4%
Professional services	13.0%	8.9%		13.7%	10.2%
Project	3.0%	7.1%		5.5%	7.3%

Total Revenues	100.0%	100.0%		100.0%	100.0%

License Revenues

License revenues increased 5.4% for the three months but decreased 7.4% for the six months ended December 31, 2003, respectively, compared to the respective prior year periods. The overall decrease for the six months ended December 31, 2003, was partially attributed to the economic downturn that significantly affected the telecommunications market, which resulted in a reduced number and value of new contracts and increased competition. The increase in quarter over quarter resulted primarily from an increase in subscriber growth in the December quarter and acceptance of our product upgrades.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased 11.1% and 12.3% for the three and six months ended December 31, 2003, respectively, compared to the respective prior year periods. The increase is consistent with the growth in the subscriber base of our customers and our ability to maintain contractual renewal rates of existing customer agreements.

Professional Services Revenues

Professional services revenues increased 57.6% and 35.7% for the three and six months ended December 31, 2003, respectively, compared to the respective prior year periods. The increase was primarily due to an increase in the number of new commercial launches, new products, upgrades on our existing technology and other value-added services to our customers.

Project Revenues

Project revenues decreased 54.8% and 22.8% for the three and six months ended December 31, 2003, respectively, compared to the respective prior year periods and represent amounts recognized under our porting services arrangement with a service partner. At this time the porting project is substantially complete. As we complete the final milestones on this project, we anticipate significantly reduced revenues going forward.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three and six months ended December 31, 2003 and 2002, respectively (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2003	2002	Percent Change	2003	2002	Percent Change
Cost of revenues
License and customer contract intangibles*	$2,256	$1,600	41.0%	$4,823	$4,864	(0.8%)
Maintenance and support	5,790	7,251	(20.1%)	12,042	15,693	(23.3%)
Professional services	8,685	5,383	61.3%	15,981	11,249	42.1%
Project	1,962	4,334	(54.7%)	4,111	9,155	(55.1%)

Total cost of revenues	$18,693	$18,568	0.7%	$36,957	$40,961	(9.8%)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Gross margin per related revenue
License and customer contract intangibles	94.1%	95.6%	93.1%	93.6%
Maintenance and support	73.8%	63.6%	71.6%	58.5%
Professional services	7.0%	9.1%	16.5%	20.2%
Project	8.4%	8.5%	47.0%	8.9%
Total Gross Margin	73.9%	72.2%	73.6%	70.3%

Cost of License Revenues

Cost of license revenues consists of third-party license and related support fees as well as amortization of customer contract and relationship intangibles related to prior acquisitions.

The change in cost of license revenues during the six months ended December 31, 2003, as compared to the respective prior year period was primarily flat with overall increases in royalty costs associated with anti-virus and anti-spam products and other costs totaling $1.6 million for which revenue was recognized in the current period, offset by a decrease in prepaid royalties and other costs from the prior respective period of $0.8 million. Additionally, there was a $0.8 million decrease in amortization of contract intangibles resulting from SignalSoft and certain other acquisition intangibles becoming fully amortized in the September quarter of the six months ended December 31, 2002. During the respective periods, margins remained relatively flat.

The increase in cost of license revenues during the three months ended December 31, 2003, as compared to the respective prior year period resulted primarily from increased costs of $0.7 million in amortization expense related to contract intangibles from other acquisitions and other deferred costs for which revenue was recognized in the current period. During the respective periods, margins remained relatively flat. See intangible discussion below in the sections: “Amortization and Impairment of Goodwill and Other Intangible Assets” and “In-process Research and Development and Cumulative Effect of Change in Accounting Principle.”

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers.

The decrease in cost of maintenance and support service revenues during the three and six months ended December 31, 2003, respectively, as compared to the respective prior year periods resulted from a decrease in labor and other employee costs of $0.8 million and $2.3 million, respectively, due to a decrease in our average headcount by 29 and 51 employees, respectively, as a result of our product realignment and restructuring efforts. In addition we had lower travel and other overhead costs of $0.7 million and $1.4 million, respectively, as a result of reduced staffing and other cost savings efforts.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead.

Professional services costs increased by $4.7 million for the six months ended December 31, 2003 as compared to the respective prior year period. During the FY2003 Q1 restructuring, which took place late in the first quarter of fiscal 2003, we reorganized the professional services departments and sales and marketing departments and focused the activities of the professional services staff more specifically towards consulting activities and away from selling activities. Therefore, during the six months ended

December 31, 2002, a larger portion of the costs were allocated to sales and marketing operations as compared to the six months ended December 31, 2003, increasing the variance between the two respective periods by approximately $2.4 million. In addition, we had increases in costs for outside contractors and other allocated costs of $2.3 million as a result of an increase in professional services projects. Although headcount decreased by 19 employees for the comparable periods, the decrease in labor costs and other internal overhead charges as a result of our restructuring and cost savings efforts was offset by an increase in commissions expense, period over period, and increased reliance on sub-contractors. Professional services gross margin decreased by 2.1% and 3.7% for the three and six months ended December 31, 2003, respectively, compared to the respective prior year periods primarily due to expenses incurred on projects where revenue is not recognized until the customer payment is received, as well as the realignment of the sales force as discussed above.

Costs for the three months ended December 31, 2003 increased from the respective prior year period as a result of increases in employee travel and commissions by approximately $0.8 million and $0.7 million, respectively. Furthermore, sub-contractor and other costs of $1.8 million increased as a result of an increase in professional services projects. In addition, we incurred expenses on projects where revenues are not recognized until customer payment is received.

Cost of Project Revenues

The cost of project revenues includes direct costs incurred in the performance of porting services for an arrangement with a service partner.

Cost of Project revenues for the three and six months ended December 31, 2003 decreased by 54.7% and 55.1%, respectively, as compared with the same periods last year. As the porting project nears completion, we are dedicating fewer resources during the current period compared with the prior year, resulting in lower costs and revenues with this project. The current year six month comparable periods were impacted by the recognition of revenue in the September quarter 2003 as a result of our ability to reach certain project milestones, which had previously been deferred. Without the impact of this event, margins remained relatively flat.

Operating Expenses

We have reduced costs and expenses to better align our resources with revenue opportunities anticipated in the current information technology market. In the fiscal year ended June 30, 2003, we announced two separate restructurings that reduced or will reduce our workforce by approximately 14% and 24%, respectively. The reduced costs associated with the restructurings were primarily recognized during the latter part of fiscal 2003. Therefore, average overall headcount decreased by 365 and 504 people during the three and six months ended December 31, 2003 compared to the three and six months ended December 31, 2002. In addition to the restructurings, we also reduced variable costs across the company as a result of discretionary spending controls. The impact of these cost cutting measures resulted in an overall decrease of 23.0% and 51.4% for the three and six months ended December 31, 2003 as compared to 2002, respectively.

The following table represents operating expenses for the three and six months ended December 31, 2003 and 2002, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2003	2002		2003	2002
Operating Expenses:
Research and development	$23,765	$28,769	(17.4%)	$49,351	$61,067	(19.2%)
Sales and marketing	25,067	28,938	(13.4%)	48,690	63,360	(23.2%)
General and administrative	8,394	15,008	(44.1%)	18,450	28,985	(36.3%)
Restructuring and other related costs	(382)	(144)	165.3%	2,270	83,191	(97.3%)
Stock-based compensation	754	1,322	(43.0%)	1,489	2,094	(28.9%)
Amortization of goodwill and other intangible assets	67	69	(2.9%)	135	136	(0.7%)
Impairment of goodwill	—	758	N/A	—	8,045	N/A
In-process research and development	—	—	N/A	—	400	N/A
Integration and merger-related costs	—	142	N/A	—	386	N/A

Total Operating Expenses	$57,665	$74,862	(23.0%)	$120,385	$247,664	(51.4%)

Percent of Revenues
Research and development	33.1%	43.1%		35.3%	44.3%
Sales and marketing	34.9%	43.3%		34.8%	45.9%
General and administrative	11.7%	22.5%		13.2%	21.0%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development. We believe that investments in research and development are critical to remain competitive in the market place and are directly related to continued timely development of new and enhanced products.

As a result of our restructuring efforts, average research and development headcount decreased by 148 and 198 employees for the three and six months ended December 31, 2003, respectively, compared to the respective prior year periods. The decrease in the headcount resulted in a $3.7 million and $9.6 million decrease in salaries and other salary-related costs for the comparative period. In addition, we incurred lower bonuses of $1.8 million and $1.0 million, respectively, as a result of not reaching certain incentive targets, lower overall telecommunication charges of $0.2 million and $0.6 million, respectively, due to renegotiating our agreement with outside vendors and other cost saving measures, as well as a decrease in overall allocation costs of $1.1 million and $3.3 million as a result of lower overhead from restructuring efforts and lower depreciation and other overall costs of $0.7 million and $1.7 million, respectively, during the three and six months ended December 31, 2003, as compared to the respective prior fiscal periods.

The overall decrease was partially offset by an increase in our dependence on contractors leading to a $0.8 million and $1.4 million increase in contingent workers expense due primarily to use of contractors as a short term solution to meet customer commitments and an overall decrease in the allocation of certain employee expenses to other departments including those associated with project revenues resulting in a $1.7 million and $3.1 million increase in associated costs compared to the respective prior year period.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

As a result of our restructuring efforts, average sales and marketing headcount decreased by 131 and 176 employees for the three and six months ended December 31, 2003, respectively, compared to the respective prior year periods, resulting in a $3.9 million and $10.8 million decrease in salaries and other salary-related costs as compared to the respective prior year period. These reductions also resulted in lower overall facility and IT department allocation charges of $2.0 million and $2.7 million. Additionally, there were lower bonus costs of $0.8 million and $0.2 million, and lower travel and telecommunications costs of approximately $1.1 million and $3.7 million, respectively. As a result of our continued focus on overall cost cutting efforts, we also reduced our contingent worker costs by $0.2 million and $0.3 million and had lower depreciation and other charges of $0.3 million and $0.1 million for the respective three and six months ended December 31, 2003. Finally, during the six months ended December 31, 2003 as compared to the respective prior year period, we had a $2.4 million reduction in allocated professional service costs related to our restructuring efforts to focus that group’s work more specifically on consulting activities as opposed to other development functions, as discussed within Cost of Professional Services Revenues.

The overall decrease was partially offset by increased commission expenses of $3.4 million and $5.7 million, respectively, as a result of changes in the sales compensation plans and the meeting of key sales objectives. In addition, there was a $1.0 million increase in allocated consulting costs for the three months ended December 31, 2003 as compared to the respective prior year period offset by a slight decrease of $0.2 million for the six month period ended December 31, 2003 compared to the respective prior year period.

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

As a result of our restructuring efforts, average general and administrative headcount decreased by 37 and 55 employees for the three and six months ended December 31, 2003, respectively, compared to the respective prior year period. The decrease in headcount resulted in a $1.1 million and $2.8 million decrease in salaries and other salary-related costs for the year compared to the prior fiscal period. Other costs savings included a decrease in our dependence on contractors leading to a decrease in contractor and other employee staffing costs of $0.1 million and $1.3 million, respectively. In addition, we saw cost savings of $0.5 million and $1.9 million in telecommunications costs, lower travel costs of $0.3 million and $0.6 million as a result of our cost cutting efforts and lower bonus expense of $1.5 million and $0.5 million, respectively, as a result of not reaching certain incentive targets. We also recognized additional savings from restructuring efforts leading to a decrease in facilities costs of $1.6 million and $3.4 million and lower overall depreciation and other expenses of $1.3 million and $5.2 million, respectively. The provision for doubtful accounts decreased $4.5 million and $5.3 million as a result of the overall decrease in the accounts receivable balance and improved cash collections for the three and six months ended December 31, 2003, respectively.

The overall decrease was partially offset by an increase in costs as a result of a reversal of self-insurance accrued in prior periods of $1.0 million and $1.0 million, respectively, as well as an decrease in overall cost allocations out to other departments. Cost allocations charged back to other departments decreased by $3.3 million and $9.5 million for the three and six months ended December 31, 2003 as a result of lower overall costs compared with the respective prior year periods.

Restructuring and other related costs

As a result of our change in strategy and our desire to improve our cost structure, we announced three separate restructurings during the years ended June 30, 2003 and 2002. (See also Restructuring-related assessments under Critical Accounting Policies.) These restructurings included the fiscal year 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring.)

Restructuring charges of $83.2 million for the six months ended December 31, 2002 related primarily to costs associated with the FY2003 Q1 Restructuring initiated in the September 2002 quarter. Costs related primarily for facility and severance and other costs of $65.4 million and $17.9 million, respectively, with adjustments in the December 2002 quarter of approximately $0.1 million, net, due to the changes in estimates for this restructuring and prior restructuring costs.

Restructuring charges of $2.3 million for the six months ended December 31, 2003 related primarily to costs associated with the FY2003 Q4 Restructuring initiated in the June 2003. Costs for the six months ended December 31, 2003 related primarily to facility and severance costs of approximately $1.9 million and $0.8 million, respectively, in the September quarter, with adjustments to facilities and severance in the December 2003 quarter of approximately $0.4 million, net due to the changes in estimates related to this restructuring and prior restructuring costs.

The following table summarizes the future payments on the remaining restructuring liabilities, net of estimated sub-lease income (in thousands):

Year ending June 30,	Net Cash Payable
2004	$7,855
2005	10,737
2006	6,230
2007	5,712
2008	5,058
Thereafter	20,505

$56,097

Stock-Based Compensation (in thousands):

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation (FIN) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as options issued to non-employees and restricted stock granted to executives and other employees at exercise prices below the current fair value of our stock. The following table summarizes stock based compensation by category (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2003	2002		2003	2002
Research and development	$230	$781	(70.6%)	$497	$844	(41.1%)
Sales and marketing	88	132	(33.3%)	169	254	(33.5%)
General and administrative	436	409	6.6%	823	996	(17.4%)

Total stock-based compensation	$754	$1,322	(43.0%)	$1,489	$2,094	(28.9%)

During the three months ended December 31, 2003, stock-based compensation decreased $0.6 million as compared to the prior comparative period as a result of continued amortization of deferred stock-based compensation.

During the six months ended December 31, 2002, we reversed $1.1 million of research and development stock-based compensation related to employees who have left the Company. Excluding the reversal during the six months ended December 31, 2002, total stock-based compensation decreased approximately $1.7 million during the six months ended December 31, 2003, as compared to the respective prior year period due to continued amortization of deferred stock-based compensation.

Amortization and Impairment of Goodwill and Other Intangible Assets and In-process Research and Development

The following table presents the total amortization and impairment of goodwill and intangible assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Amortization of acquisition-related contract intangibles (a)	$783	$300	$1,011	$1,610
Amortization of developed and core technology (a)	394	387	788	1,032
Amortization of other intangibles assets	67	69	135	136
Impairment of goodwill	—	758	—	8,045
In-process research and development	—	—	—	400

	$1,244	$1,514	$1,934	$11,223

(a)	Amortization of acquisition-related contract intangibles and developed and core technology is included in Cost of Revenues – License in our Condensed Consolidated Statements of Operations. We amortize the contract intangible assets in relation to the related contractual revenues.

The decrease in amortization and impairment of goodwill and other intangible assets for the three and six months ended December 31, 2003, as compared to the respective prior fiscal periods, was primarily due to the impairment of goodwill. Prior to our adoption of SFAS No. 142 on July 1, 2002, we were amortizing goodwill and other intangible assets on a straight-line basis over a three- to five-year period. Due to a decline in our market capitalization, we performed an impairment analysis during the three months ended September 30, 2002 and impaired $7.3 million of goodwill related to the SignalSoft acquisition. During the quarter ended December 31, 2002, we recorded additional SignalSoft goodwill of $0.8 million related to the finalization of the purchase price allocation, which was fully impaired during the same quarter. The impairment of the SignalSoft goodwill resulted in impairment charges of $0.8 million and $8.0 million for the three and six months ended December 31, 2002 under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statement of Operations.

In addition to the discussion above regarding the impairment of goodwill and intangible assets, see “Critical Accounting Policies and Judgments – Impairment Assessments” for further discussion.

Merger, Acquisition and Integration-Related Costs

As a result of the SignalSoft acquisition, we recorded merger, acquisition and integration-related costs in the amount of $0.4 million for the six months ended December 31, 2002 relating to retention bonuses for employees and other costs incurred solely as a result of the integration.

Interest Income and Other, net

Interest income and other totaled approximately $1.4 million and $1.5 million for the three months ended December 31, 2003 and 2002, respectively, and totaled $2.3 million and $3.8 million for six months ended December 31, 2003 and 2002, respectively. Although our overall cash and investments balance increased from $266.0 million at December 31, 2002 to $353.8 million at December 31, 2003 due to cash proceeds from the convertible subordinated notes issued on September 9, 2003, interest income decreased due to a decease in the average interest rates obtained on the invested balances and overall lower average cash balances during the first quarter ended September 30, 2003.

Included in “Interest income and other” is foreign exchange gain (losses) which totaled $355,000 for the three and six months ended December 31, 2003 compared with $(96,000) and $155,000 for the three and six months ended December 31, 2002, respectively. These fluctuations are the result of our exposure to movements in foreign currency rate changes. We use hedges to limit our exposure to these types of movements. The increase for the current period resulted from the devaluation of the US dollar against other currencies, primarily the Euro and British Pound, offset by the impact of short-term foreign currency hedges that were settled during the quarter ended December 31, 2003.

Interest Expense

We incurred interest expense during the three and six months ended December 31, 2003 totaling $1.3 million and $1.6 million, respectively, due to the amortization of the discount and debt issuance costs, as well as an interest accrual of 2.75% per annum on the convertible subordinated notes issued September 9, 2003.

Income Taxes

Income tax expense totaled $4.9 million and $2.3 million for the three months ended December 31, 2003 and 2002, respectively, and $6.4 million and $4.5 million for the six months ended December 31, 2003 and 2002, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. During the three months ended December 31, 2003, we incurred a charge of $1.3 million related to a foreign jurisdiction tax audit of one of our customers. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 1% to 4% of revenues.

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

Cumulative Effect of Change in Accounting Principle

During the six months ended December 31, 2002, we recognized a transitional impairment of $14.5 million upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was reported as a “Cumulative effect of change in accounting principle” on our Consolidated Statements of Operations.

Liquidity and Capital Resources

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our restricted cash and investments increased by $7.4 million during the six months ended December 31, 2003 to $29.7 million primarily due to the restriction of $12.1 million in cash for interest payments as a result of the convertible debt issuance, offset by a $4.7 million decrease in worldwide collateral obligations as they relate to our principle commitments on operating leases.

During the quarter ended September 30, 2003, we renegotiated the security obligation requirements on our operating lease agreements to remove the stipulation of 125% on the letter of credit be restricted and to replace it with a stipulation that only 100% of the letter of credit be restricted with the addition that the collateral needed to be invested in certificates of deposits. As of December 31, 2003, our principal commitments consisted of obligations outstanding under operating leases. In March 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California (Redwood City Lease). The Redwood City Lease terms commenced in April 2001, and required a base rent of $3.25 per square foot per month increasing by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date. The agreement required that we provide a letter of credit in the amount of $16.5 million. In addition we have $1.1 million in letters of credits primarily related to facilities located outside of the Redwood City headquarters. The restricted cash on the operating lease commitments are earning an annual interest rate of approximately 1.10% as of December 31, 2003, and the resulting income earned is not subject to any restrictions.

In addition, during the quarter ended September 30, 2003, we issued $150 million in convertible debt investments. As part of the debt issuance, we were required to place in escrow, a portfolio of U.S. government securities at face value whose principal and related interest earned would be used to pay the first six semi-annual payments. The restricted cash and investments held in escrow under these agreements total $12.1 million and are earning an annual interest rate of approximately 1.42% as of December 31, 2003, and the resulting income earned is restricted.

We obtained a majority of our cash and investments from public offerings. Except for the operating lease obligations discussed above, we do not have any off-balance sheet arrangements as of December 31, 2003. All contractual obligations and commercial commitments have been reflected in the financial statements.

The following table discloses our gross contractual obligations as of December 31, 2003 (in thousands):

	Payments due during the year ended June 30,
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligation:
Operating lease obligations	$203,188	$27,302	$25,470	$21,089	$20,366	$19,235	$89,726
Convertible subordinated debt	$170,625	$3,438	$4,125	$4,125	4,125	$4,125	$150,687
Third Party Royalty Obligations	$2,624	$1,207	$1,417	—	—	—	—

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of December 31 and June 30, 2003, respectively (in thousands):

	December 31, 2003	June 30, 2003	Percent Change
Working capital	$267,508	$126,662	111.2%

Cash and cash investments:
Cash and cash equivalents	284,705	139,339	104.3%
Short-term investments	10,989	33,345	(67.0%)
Long-term investments	28,388	39,195	(27.6%)
Restricted cash	29,688	22,271	33.3%

Total cash and cash investments	$353,770	$234,150	51.1%

	Six Months Ended December 31,
	2003	2002
Cash used for operating activities	$(32,068)	$(28,470)
Cash provided by investing activities	$23,317	$40,677
Cash provided by financing activities	$154,117	$2,121

We obtained a majority of our cash and investments through prior public offerings. In addition, we issued $150 million in Convertible Subordinated Notes during the three months ended September 30, 2003. While we believe that our current working capital and its anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the mean time, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

(a) Working Capital

The increase in working capital of 111.2% as of December 31, 2003 as compared to ended June 30, 2003, was primarily a result of the issuance of convertible debt, which lead to an increase in cash and cash equivalents and short-term investments, as well as other decreases in liabilities including accrued restructuring costs and deferred revenue.

(b) Cash used for operating activities

During the six months ended December 31, 2003 and 2002, we incurred charges related to our restructuring to improve our cost structure and profitability, and to change our strategy. The restructuring resulted in $12.1 million and $13.7 million of cash used in operations for the six months ended December 31, 2003 and 2002. Furthermore, we received a settlement that resulted in a $3.6 million prepayment of sublease rental income during the six months ended December 31, 2003. Although we had an average of 504 more employees during the six months ended December 31, 2002 as compared to December 31, 2003, total cash used for operations increased by $3.6 million during the six months ended December 31, 2003 primarily due to $4.0 million of prepaid contract expenses related to a contract for which revenue will be recognized ratably over a 36 month period, as well as higher collections during the six months ended December 31, 2002.

(c) Cash provided by investing activities

Cash flow provided by investing activities decreased by $17.4 million from $40.7 million to $23.3 million for the six months ended December 31, 2003 as compared to the same period last year primarily as a result of receiving $31.9 million fewer net proceeds from the sales of short-term and long-term investments during the six months ended December 31, 2003 as compared to the respective six-month period last year and a $7.8 million increase in restricted cash primarily related to the debt offering discussed above under Operating Lease Obligations/Off-Balance Sheet Arrangements in the current year, offset by a higher purchases of property and equipment of $4.0 million during the six months ended December 31, 2002 as well as cash paid for the acquisition of Signalsoft of $18.3 million in the prior year fiscal period.

(d) Cash flows provided by financing activities

During the six months ended December 31, 2003, cash flows provided by financing activities increased by $152 million due to the issuance of convertible debt of $145.7 million, as well as $6.4 million in proceeds from the exercises of employee stock options compared to the respective prior year period. The Company pays interest on the convertible subordinated Notes at 2.75% annually with the first payment due March 2004 and the principal due in full in September 2008, unless the Notes are converted per the terms of the Indenture. See the gross contractual obligation schedule in section “Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations” for the schedule of payments.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in our 2003 Annual Report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or incorporated by reference in this annual report, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including losses of approximately $23.4 million during the six months ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2 billion of goodwill impairment and amortization. We currently have net losses and negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations or at all. We will need to generate increases in revenue as well as reduce costs to achieve profitability. We face a number of risks including:

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

Our operating results could also be affected by disputes or litigation with other parties, acts of terrorism and war, general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise, general political and economic factors, including a further economic slowdown or recession and health crises or disease outbreaks.

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three and six months ended December 31, 2003 include IBM, KDDI and Sprint. Sales to IBM including reseller arrangements accounted for approximately 12% and 14% of total revenues during the three and six months ended December 31, 2003, respectively. Sales to KDDI accounted for approximately 8% and 8% of total revenues during the three and six months ended December 31, 2003, respectively. Sales to Sprint accounted for approximately 7% and 8% of total revenues during the three and six months ended December 31, 2003, respectively. Any of these customers may not continue to generate significant revenues for us and we may be unable to replace these customers may not continue to generate significant revenues for us and we may unable to replace these customers with new ones on a timely basis or at all.

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

Our future success depends on our ability to increase revenues from sales of our software and services to communication service providers and other customers. To date, only a limited number of communication service providers and other customers have implemented and deployed services based on our products. In addition, many of these customers are large telecommunications companies who may be able to exert significant influence over our relationship with them. Furthermore, we are dependent upon our customers having growth in subscriber adoption for additional purchases as well as future versions of our products. Some of our customers have purchased license seats exceeding their current needs and may not have additional purchases, if any, until they utilize all of their current purchased licenses. Communication service providers and other partners may not widely deploy or successfully market services based on our products, and large numbers of subscribers might not use these services. The failure to do so could harm our operating results.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Qualcomm and Nortel;

•	wireless messaging software providers, such as Comverse, Nokia and Ericsson;

•	systems integrators, such as LogicaCMG;

•	special software providers, such as 7.24 Solutions and Critical Path;

•	service providers, such as E-Commerce Solutions;

•	client technology competitors, such as Qualcomm, Access, Symbian and Teleca;

•	computer system companies such as Microsoft and Sun;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

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

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, re-engineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

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

Our technology depends on the adoption of standards such as WAP. If such standards are not effectively established our business could suffer. Use of open industry standards may also make us more vulnerable to competition.

We promote open standards in our technology in order to support open competition and interoperability. We aim to achieve this through working together with customers, suppliers and industry participants regarding standardization issues. Through open standards, specifications and interoperability, we hope that the mobile data market achieves enhanced interoperability. We do not exercise control over many aspects of the development of open standards. Our products are integrated with communication service providers’ systems and handsets. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. For example Qualcomm’s BREW™ system is a proprietary standard that could create impediments to the integration of our platform products. Failure or delay in the creation of open, global specifications could have an adverse effect on the mobile data market in general and a negative impact on our sales and operating results. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality both as proprietary extensions to the WAP standard and in the area of messaging platforms. Finally, infrastructure providers like Nokia and Ericsson may leverage installed technology and/or wireless device sales to sell end-to-end solutions.

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

International sale of product licenses and services accounted for 63% and 61% of our total revenues for the three and six months ended December 31, 2003, respectively. Risks inherent in conducting business internationally include:

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

(a) Foreign Currency Risk

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. At December 31, 2003, we had no foreign currency contracts.

(b) Interest Rate Risk

As of December 31, 2003, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $353.8 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poor’s of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2003 (in thousands):

	Expected maturity date for the year ending June 30,					Cost Value December 31, 2003 Total	Fair Value December 31, 2003 Total
	2004	2005	2006	2007	2008
Corporate Bonds	$7,141	$—	$—	$—	$—	$7,141	$7,146
Federal Agencies	—	26,827	5,374	—	—	32,201	32,231

	$7,141	$26,827	$5,374	$—	$—	$39,342	$39,377

Weighted-average Interest rate	1.18%

Additionally, we have $29.7 million of restricted investments included within restricted cash and investments on the consolidated balance sheets as of December 31, 2003. $17.6 million of the restricted investments was converted to Certificate of Time Deposit. The remaining $12.1 million of restricted investments resulted from the issuance of convertible subordinated notes and represent the restrictive cash pledged to secure the first six scheduled semi-annual interest payments. The weighted average interest rate of the restricted investments was 1.23% as of December 31, 2003.

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

IPO securities class action. IPO securities class action. On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of its present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of December 31, 2003.

IPO derivative litigation. On May 3, 2002, the Company received notice of the pending filing of a purported shareholder derivative lawsuit titled Lefort v. Black et al. The case was removed to the United States District Court, Northern District of California, No. C-02-2465 VRW, and on March 24, 2003, the Court dismissed the case with leave to amend. On June 10, 2003, plaintiff filed a second derivative case in the Superior Court of California, San Mateo County Lefort v. Credit Suisse First Boston Corp. et al., No. 431908 (the “State Court Action”). In both actions, Plaintiff asserts claims against the directors at the time of the Company’s initial public offering and one officer, and the underwriters of that offering, for breach of fiduciary duty, negligence, breach of contract, and unjust enrichment. Plaintiff alleges that defendants injured the Company because the Company’s shares were not sold for as high a price in the IPO as they otherwise could have been. The State Court Action also adds as individual defendants other current or former officers or employees of the Company, and some of their spouses. As against the new individual defendants and three carry-over individual defendants, the State Court Action alleges that these persons received money or benefits from the lead underwriter of the Company’s IPO in exchange for their influence in selecting that firm as underwriter. The complaint seeks payment of this money from these individual defendants to the Company. On January 20, 2004, plaintiff dismissed this lawsuit without prejudice.

Commercial Dispute. A reseller of the Company, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration does not include a specific demand for damages. The Company also has asserted arbitration counterclaims alleging that Intrado used the Company’s technology to develop a competing service. Although the arbitration is in its preliminary stages, the Company believes the claims are without merit, the Company intends to defend the arbitration vigorously, and the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position. In Management’s view, a loss is not yet probable or estimable. Therefore no amount has been accrued as of December 31, 2003.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a vote of Security Holders

(a) Special Stockholder Meeting

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

For	Against	Abstentions
39,101,077	12,185,354	171,484

On October 9, 2003, the Board of Directors exercised its authority and approved an amendment effecting a one-for-three reverse stock split of the Company’s common stock, which was effected on October 21, 2003.

(b) Annual Stockholder meeting

On November 21, 2003, we held our annual meeting of stockholders. At the annual meeting, our stockholders approved the following matters by vote:

(1) Election of the following two members of the Board of Directors, each to serve a three-year term or until his successor has been elected and qualified:

Nominees	For	Withheld
Harold L. Covert, Jr.	52,151,297	2,366,954
Kevin Kennedy	52,151,297	2,366,954

(2) Ratification of the appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending June 30, 2004:

For	Against	Abstentions
53,811,703	676,982	29,566

The following members are incumbent directors of the Board of Directors to serve for the terms expiring as specified below or until his successor has been elected and qualified:

Incumbent directors	Term Expiring
Don Listwin	2005
Bo Hedfors	2005
Masood Jabbar	2004
Bernard Puckett	2004

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

10.1	Summary of Restricted Stock Bonus Grants Made to the CEO and Executive Officers in January 2004 Under The Openwave Systems Inc 2001 Stock Compensation Plan.

10.2	Summary of Restricted Stock Bonus Grants Made to the CEO and Executive Officers in October 2003 Under The Openwave Systems Inc 2001 Stock Compensation Plan.

10.3	Amendment to Employment Agreement by and between the Company and Don Listwin dated February 6, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 21, 2004 we filed a Current Report on Form 8-K to furnish our financial results for the first fiscal quarter ended December 31, 2003.

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

Date: February 17, 2004

OPENWAVE SYSTEMS INC.

By:	/s/ JOSHUA PACE

Joshua Pace Vice President of Finance and Chief Accounting Officer