Form 10-Q
period 2004-03-31
OPENWAVE SYSTEMS INC
filed 2004-05-12
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

As of April 30, 2004, there were 64,278,658 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31, 2004	June 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$228,471	$139,339
Short-term investments	20,202	33,345
Accounts receivable, net	77,315	62,907
Prepaid and other current assets	13,015	13,218

Total current assets	339,003	248,809
Property and equipment, net	29,932	44,582
Long-term investments, and restricted cash and investments	97,197	61,466
Deposits and other assets	15,812	6,311
Goodwill and intangibles, net	3,637	6,283

	$485,581	$367,451

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,521	$3,844
Accrued liabilities	36,924	37,159
Accrued restructuring costs	11,801	18,358
Deferred revenue	57,733	62,786

Total current liabilities	108,979	122,147
Accrued restructuring costs, less current portion	40,650	48,152
Deferred revenue, less current portion	13,075	11,004
Deferred rent obligations	4,566	3,870
Convertible subordinated notes, net	146,336	—

Total liabilities	313,606	185,173

Commitments and contingencies
Stockholders’ equity:
Common stock	64	60
Additional paid-in capital	2,740,284	2,720,994
Deferred stock-based compensation	(2,716)	(2,185)
Accumulated other comprehensive income	48	52
Notes receivable from stockholders	(202)	(254)
Accumulated deficit	(2,565,503)	(2,536,389)

Total stockholders’ equity	171,975	182,278

	$485,581	$367,451

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues:
License	$38,437	$35,011	$108,820	$110,978
Maintenance and support services	20,523	18,494	62,991	56,321
Professional services	14,450	4,933	33,588	19,034
Project	817	5,033	8,570	15,079

Total revenues	74,227	63,471	213,969	201,412

Cost of revenues:
License	1,672	1,600	6,495	6,464
Maintenance and support services	6,435	6,571	18,477	22,264
Professional services	11,439	5,911	27,420	17,160
Project	772	4,381	4,883	13,536

Total cost of revenues	20,318	18,463	57,275	59,424

Gross profit	53,909	45,008	156,694	141,988

Operating expenses:
Research and development	23,625	27,256	72,976	88,323
Sales and marketing	25,479	27,058	74,169	90,418
General and administrative	7,621	9,343	26,071	38,328
Restructuring and other costs	726	—	2,996	83,191
Stock-based compensation*	938	686	2,427	2,780
Amortization and impairment of goodwill and intangible assets	67	67	202	8,248
In-process research and development	—	—	—	400
Merger, acquisition and integration-related costs	—	—	—	386

Total operating expenses	58,456	64,410	178,841	312,074

Operating loss	(4,547)	(19,402)	(22,147)	(170,086)
Interest and other income, net	1,151	1,385	3,402	5,138
Interest expense	(1,284)	(13)	(2,873)	(27)
Write-down of nonmarketable equity securities	—	(1,864)	—	(3,864)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(4,680)	(19,894)	(21,618)	(168,839)
Income taxes	1,058	3,320	7,496	7,869

Loss before cumulative effect of change in accounting principle	(5,738)	(23,214)	(29,114)	(176,708)
Cumulative effect of change in accounting principle	—	—	—	(14,547)

Net loss	$(5,738)	$(23,214)	$(29,114)	$(191,255)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(.09)	$(0.39)	$(.47)	$(2.99)
Cumulative effect of change in accounting principle	—	—	—	(0.24)

Basic and diluted net loss per share	$(.09)	$(0.39)	$(.47)	$(3.23)

Shares used in computing basic and diluted net loss per share	63,233	59,547	61,756	59,175

*Stock-based compensation by category:
Research and development	$231	$28	$729	$872
Sales and marketing	191	118	360	372
General and administrative	516	540	1,338	1,536

	$938	$686	$2,427	$2,780

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(29,114)	$(191,255)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	18,871	27,678
Amortization of discount on convertible debt and debt issuance costs	562	—
Amortization of stock-based compensation	2,427	2,780
Loss on sale of property and equipment	332	215
Impairment of non-marketable equity securities	—	3,864
Provision for (recovery of) doubtful accounts	(1,280)	4,991
Impairment of goodwill and intangible assets	—	8,045
Cumulative effect of change in accounting principle	—	14,547
Impairment of property and equipment - restructuring related	813	12,202
In-process research and development	—	400
Changes in operating assets and liabilities:
Accounts receivable	(13,128)	18,554
Prepaid expenses and other assets	(8,499)	4,475
Accounts payable	(1,323)	(1,618)
Accrued liabilities	(236)	(15,274)
Accrued restructuring costs	(14,059)	48,420
Deferred revenue	(2,982)	12,023

Net cash used for operating activities	(47,616)	(49,953)

Cash flows from investing activities:
Purchases of property and equipment	(2,763)	(7,528)
Proceeds from sale of property and equipment	43	—
Restricted cash and investments	(5,294)	344
Acquisitions, net of cash acquired	—	(18,973)
Purchases of short-term investments	(9,900)	(10,746)
Proceeds from sales and maturities of short-term investments	35,855	69,551
Purchases of long-term investments	(62,688)	(33,373)
Proceeds from sales and maturities of long-term investments	19,435	30,012

Net cash provided by (used for) investing activities	(25,312)	29,287

Cash flows from financing activities
Proceeds from issuance of common stock, net	16,336	2,069
Repayment of notes receivable from stockholders	52	307
Net proceeds from issuance of convertible debt	145,672	—
Repayment of capital lease obligations and long-term debt	—	(151)

Net cash provided by financing activities	162,060	2,225

Net increase (decrease) in cash and cash equivalents	89,132	(18,441)
Cash and cash equivalents at beginning of period	139,339	140,699

Cash and cash equivalents at end of period	$228,471	$122,258

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,852	$9,577

Cash paid for interest	$2,070	$27

Non-cash investing and financing activities
Common stock issued and options assumed in acquisitions	$—	$140

Deferred stock-based compensation, net	$2,958	$(1,714)

Retirement of treasury stock	$—	$38,087

Reclass of long-term investments to short-term investments	$12,933	$52,998

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Openwave Systems Inc.’s (the Company’s) management (Management), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2004 and June 30, 2003, and the results of operations for the three and nine months ended March 31, 2004 and 2003, and cash flows for the nine months ended March 31, 2004 and 2003. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

On October 21, 2003, the Company completed a one-for-three reverse split of its common stock. All share and per share data in the financial statements presented herein have been updated to reflect this change. Additionally, certain amounts in the condensed consolidated financial statements as of June 30, 2003 and the three and nine months ended March 31, 2003 have been reclassified to conform to the presentation as of and for the quarter ended March 31, 2004.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results for the full fiscal year or any future period could differ from those estimates.

(2) Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support services, professional services and project revenues. As described in Note 4, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category by the CEO includes the licensing of the Company’s application software and related maintenance and support services; the licensing of client software and related maintenance and support services; the licensing of infrastructure software and related maintenance and support services; customer services; and project revenues, which include porting services with partners. The Company licenses its application software and infrastructure software products primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

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

The fee is fixed or determinable. The Company’s communication service provider customers generally pay a per subscriber fee or a fee for pre-purchased capacity usage of the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of its subscribers to use the Company’s software products. Arrangement fees are generally due within one year or less from delivery. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

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

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multi-element arrangement is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and, revenue from professional services is recognized as services are performed. New version coverage revenue is classified as license revenue in the Company’s Condensed Consolidated Statements of Operations.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists for the services. If the Company provides professional services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues from these arrangements are recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor costs except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. Occasionally, the Company bills one flat fee for licenses and services. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the

Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee professional service arrangements, the Company generally measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion.

The Company also licenses its client software to wireless device manufacturers through its direct sales force and certain third parties. These license arrangements generally give the customer rights to receive product releases for porting to an unlimited unspecified number of devices for a specified period. In addition, the Company provides technical support services and compliance verification. In these arrangements, all arrangement fees are generally recognized ratably over the contract period, assuming all revenue criteria are satisfied.

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery, but rather is recognized as follows, assuming that all other revenue recognition criteria have been met:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due.

•	Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. Perpetual license revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	The Company enters into certain multiple-element arrangements in which license fees are sold on a committed basis, but maintenance and support and/or new version coverage fees are payable based on contingent usage. For these arrangements, the Company recognizes license revenue ratably over the period the Company expects to provide maintenance and support and/or new version coverage, and recognizes the contingent usage-based fees for maintenance and support fees and/or new version coverage fees at the time such fees become fixed and determinable.

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company has been porting its software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner resells the Company’s products and engages in other joint activities. The Company recognizes porting services revenues from this contract as project revenues in the Company’s Consolidated Statements of Operations as the agreed upon activities are performed. With the adoption of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company separates the reseller and porting activities related to the project and recognizes reseller revenues separately as they are earned. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference is recognized as unbilled accounts receivable or deferred revenue. In accounting for project revenue the Company recognizes revenue as the services are proportionally performed.

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

(3) Recently Issued Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.” The adoption of FAS 129-1 did not have a material impact on the Company’s consolidated financial position or results of operations. See note 7(e).

In July 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The adoption of EITF 03-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

•	Application software and related maintenance and support services enable end users to exchange electronic mail and voice mail from PC’s, wireline telephones and mobile devices. The Company’s application software and services also includes, but is not limited to e-mail, IP Voicemail, Messaging Anti-Abuse products and services and other messaging products.

•	Infrastructure software and related maintenance and support services contain the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users and includes, but is not limited to, Openwave Mobile Access Gateway, Openwave Location Products, Multimedia Messaging Services (MMS), and Openwave Provisioning Manager.

•	Client software and related maintenance and support services primarily include the Openwave Mobile Browser, which is a microbrowser software that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite software.

•	Customer services are activities performed by the Company to help customers to install, deploy, manage, maintain and support the Company’s software products and to help design and manage overall implementations. Customer services include professional services and training.

•	Project revenues are fees derived from porting the Company’s software to a service partner’s hardware and software.

The disaggregated information reviewed on a product basis by the CEO for the three and nine months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues
Application Software	$13,609	$22,172	$45,433	$61,570
Infrastructure software	31,971	22,008	88,068	79,038
Client software	13,358	9,305	38,219	26,436
Customer services	14,472	4,953	33,679	19,289
Project	817	5,033	8,570	15,079

Total revenues	$74,227	$63,471	$213,969	$201,412

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Japan, other countries in the Asia Pacific region and Europe. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues
Americas	$32,631	$35,115	$99,905	$101,821
Europe, Middle East and Africa	21,625	8,852	52,404	35,098
Japan and Asia Pacific	19,971	19,504	61,660	64,493

Total revenues	$74,227	$63,471	$213,969	$201,412

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues
United States	$31,196	$31,482	$86,089	$83,656
Japan	10,558	14,453	36,341	48,873
Other foreign countries	32,473	17,536	91,539	68,883

Total revenues	$74,227	$63,471	$213,969	$201,412

The Company’s long-lived assets residing in countries other than the United States are not significant and therefore have not been disclosed.

Significant customer information is as follows:

	% of Total Revenue				% of Total Accounts Receivable March 31, 2004
	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
KDDI	5%	7%	5%	12%	5.6%
Sprint	7%	14%	5%	14%	4.0%

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Weighted average shares of common stock outstanding	63,621	60,070	62,166	59,582
Weighted average shares of restricted stock subject to repurchase	(388)	(523)	(410)	(407)

Weighted average shares used in computing basic and diluted net loss per common share	63,233	59,547	61,756	59,175
Net loss per share before cumulative effect of change in accounting principle	$(0.09)	$(0.39)	$(0.47)	$(2.99)
Cumulative effect of change in accounting principle	—	—	—	(.24)

Basic and diluted net loss per share	$(0.09)	$(0.39)	$(0.47)	$(3.23)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss per share computation. The weighted-average number of stock option shares that were outstanding but were not included in the computation of diluted earnings per share because their effect was anti-dilutive, or would have been anti-dilutive had the Company reported net income from continuing operations during the period, are as follows for the three months and nine months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	Weighted-average Number of shares	Weighted-average Number of shares	Weighted-average Number of shares	Weighted-average Number of shares
Options with an exercise price less than the average fair market value of our common stock during the period	13,356	5,157	10,223	3,563
Options with an exercise price greater than the average fair market value of our common stock during the period	736	12,717	1,050	14,020
Shares of restricted stock subject to repurchase	388	523	410	407
Shares issuable upon conversion of subordinated notes	8,154	—	6,078	—

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

If the fair value based method had been applied in measuring employee stock-based compensation expense, the pro forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net loss, as reported:	$(5,738)	$(23,214)	$(29,114)	$(191,255)
Add: stock-based compensation included in net loss, net of tax	938	686	2,427	2,780
Deduct: stock-based compensation expense determined under the fair value method for all awards, net of tax	(13,899)	(23,601)	(44,330)	(97,222)

Pro forma net loss	$(18,699)	$(46,129)	$(71,017)	$(285,697)

Basic and diluted net loss per share:
As reported:	$(0.09)	$(0.39)	$(0.47)	$(3.23)
Proforma:	$(0.30)	$(0.77)	$(1.15)	$(4.83)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Expected life (years)	2.82	4.14	3.01	4.14
Risk-free interest rate	2.38%	2.29%	2.71%	2.28%
Volatility	120%	105%	130%	105%

The weighted-average fair value estimated at the date of grant for restricted stock grants and stock options granted was:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Weighted-average fair value of restricted stock grants	$15.67	$—	$13.72	$3.37
Weighted-average fair value of stock options	$10.14	$2.66	$8.15	$2.46

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

(e) Restricted Stock Grants

In January 2004, the Compensation Committee of the Board of Directors granted approximately 100,000 restricted shares of the Company’s common stock to the CEO and certain executive officers and key employees of the Company. The restricted grants were made based upon meeting certain financial performance goals previously set by the Compensation Committee and vest over a three-year period in equal monthly installments from the date of grant through January 2007. The Company recorded approximately $1.6 million of deferred stock-based compensation on the date of grant related to the issuance of restricted shares.

In October 2003, the Compensation Committee of the Board of Directors granted approximately 100,000 restricted shares of the Company’s common stock to the CEO and certain executive officers of the Company. The Company recorded approximately $1.3 million of deferred stock-based compensation on the date of grant related to the issuance of restricted shares. The restricted shares vest monthly over a period of three years from the date of grant through October 2006.

(6) Asset Impairment, Other Intangible Assets and Strategic Investments

The Company has selected the three months ending March 31 as the period in which the required annual impairment test will be performed under SFAS No. 142. During the quarter ended March 31, 2004, the Company completed the annual impairment test and determined that there was no impairment necessary.

The significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter ended September 30, 2002 of a restructuring, triggered the requirement for an impairment analysis of the Company’s goodwill and long-lived assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets were impaired. The Company concluded it has a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization. Considering the significant decrease in the Company’s market capitalization from the date of the SignalSoft acquisition, all remaining goodwill attributable to the SignalSoft acquisition as of September 30, 2002 was determined to be fully impaired in the amount of $7.3 million. During the quarter ended December 31, 2002, the Company recorded additional SignalSoft goodwill of $758,000 related to the finalization of the purchase price allocation, which was fully impaired that same quarter. During the nine months ended March 31, 2003 the Company fully impaired SignalSoft goodwill in the amount of $8.0 million and is recorded under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Condensed Consolidated Statements of Operations.

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

The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business in connection with recently completed financing or similar transactions, the business’ current solvency and its access to future capital. The Company recorded $1.9 million and $3.9 million in impairment charges to nonmarketable equity securities related to the impairment of certain of its investments during the three and nine months ended March 31, 2003, respectively. These impairment charges are recorded within “Write-down of non-marketable equity securities” in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2004, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million within “Deposits and other assets” in the Company’s Condensed Consolidated Balance Sheets.

(7) Balance Sheet Components

(a) Long-term investments and restricted cash and investments

The following summarizes the Company’s long-term investments and restricted cash and investments (in thousands):

	March 31, 2004	June 30, 2003
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies (maturing through year ending June 30, 2006)	$69,633	$39,195
Restricted cash and investments	27,564	22,271

	$97,197	$61,466

The Company is required to maintain collateralized letters of credit for certain facility leases. The collateral comprised cash equivalents and investments in federal agencies and corporate bonds at June 30, 2003 and certificates of deposit at March 31, 2004. These funds have been classified as restricted cash. The aggregate balance of the collateral was $22.3 million and $17.5 million at June 30, 2003 and March 31, 2004, respectively.

As part of the Company’s Convertible Subordinated Notes, issued on September 9, 2003, see Note 7(e), the Company was required to purchase U.S. government securities sufficient to provide payment for the initial six interest payments totaling $12.1 million. These funds have been classified as restricted cash, the balance of which was $10.1 million at March 31, 2004.

(b) Accounts receivable, net

Accounts receivable, net, was comprised of the following (in thousands):

	March 31, 2004	June 30, 2003
Accounts receivable	$66,281	$61,014
Unbilled accounts receivable	17,967	10,243
Allowance for doubtful accounts	(6,933)	(8,350)

	$77,315	$62,907

Unbilled accounts receivable comprises amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual billing terms.

(c) Goodwill and intangibles, net

Goodwill and intangibles, net were comprised of the following (in thousands):

	2004	2003
Goodwill	723	723
Customer contracts and relationships	895	2,308
Developed and core technology	1,942	3,123
Trademarks	77	129

	$3,637	$6,283

Total amortization related to intangible assets is set forth in the table below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Customer contracts and relationships	$302	$353	$1,413	$2,063
Developed and core technology	393	393	1,181	1,425
Trademarks	17	17	52	53

	$712	$763	$2,646	$3,541

Included within “Cost of revenues – License” on the Condensed Consolidated Statement of Operations is amortization related to customer contracts and developed and core technology that totals approximately $0.6 million and $0.7 million for the three months and $2.4 million and $3.3 million for the nine months ended March 31, 2004 and 2003, respectively.

The following tables set forth the carrying amount of intangible assets, net (in thousands):

		March 31, 2004
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	0-3 yrs	$4,650	$(3,755)	$895
Developed and core technology	3 yrs	5,020	(3,078)	1,942
Trademarks	3 yrs	200	(123)	77

		$9,870	$(6,956)	$2,914

		June 30, 2003
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	0-3 yrs	$4,650	$(2,342)	$2,308
Developed and core technology	3 yrs	5,020	(1,897)	3,123
Trademarks	3 yrs	200	(71)	129

		$9,870	$(4,310)	$5,560

The following table presents the estimated future amortization of the other intangibles (in thousands):

Fiscal Year	Amortization
2004	$688
2005	2,168
2006	58

$2,914

(d) Deferred revenue

At March 31, 2004 and June 30, 2003, the Company had deferred revenues of $70.8 million and $73.8 million, respectively. Deferred revenues are comprised of license fees, new version coverage and maintenance and support elements and professional services. Deferred revenues represent amounts billed:

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

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $28.8 million and $33.0 million at March 31, 2004 and June 30, 2003, respectively.

(e) Convertible subordinated notes, net

On September 9, 2003, the Company issued $150.0 million aggregate principal amount of its 2 ¾% Convertible Subordinated Notes (the Notes) due September 9, 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.7 million. The Notes are recorded on the Company’s Condensed Consolidated Balance Sheet net of a discount of $4.1 million, which is being amortized over five years under the effective interest rate method. Approximately $0.5 million of the discount has been amortized during the nine months ended March 31, 2004. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. The pledged securities have been recorded as restricted cash within the Company’s Condensed Consolidated Balance Sheet at March 31, 2004.

Each note is convertible at any time at the option of the holder thereof. The Notes are convertible at a conversion price of $18.396 per share, which is equal to a conversion rate of 54.3596 shares per $1,000 principal amount of Notes. The conversion rate may be adjusted upon the occurrence of specified events, including payment of certain dividends or other distributions of cash, stock or other assets to holders of our common stock, certain stock splits or combinations, issuances of certain rights or warrants to purchase our common stock and purchases of our common stock pursuant to certain tender or exchange offers, each in accordance with the terms of the indenture governing the Notes (the “Indenture”), but will not be adjusted for accrued interest. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006 in accordance with the Indenture if the price of the Company’s common stock exceeds a specified threshold. In addition, the Company has the right to voluntarily reduce the conversion price for specified periods as provided in the Indenture.

In addition, upon specified change in control events relating to the Company, each holder may require the Company to purchase all or a portion of its Notes, as provided in the Indenture. Upon such an event, the Company will have the option to pay the purchase price in cash or, subject to certain conditions, shares of its common stock.

The Notes are subordinated to the Company’s future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company incurred approximately $0.9 million in debt issuance costs which are recorded in “Deposits and other assets” on the Company’s Condensed Consolidated Balance Sheet. The Company is amortizing the debt issuance costs over the life of the Notes using the effective interest method. Consequently, during the nine months ended March 31, 2004, the Company amortized approximately $0.1 million of debt issuance costs.

In addition, on October 7, 2003, the Company filed a registration statement on Form S-3 (Registration No. 333-109547) with respect to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes. The registration statement became effective on March 17, 2004.

(f) Accumulated other comprehensive income

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2004	June 30, 2003
Unrealized gain on marketable securities	$234	238
Cumulative translation adjustments	(186)	(186)

Accumulated other comprehensive income	$48	$52

Comprehensive loss is comprised of net loss, change in unrealized gain on marketable securities and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss	$(5,738)	$(23,214)	$(29,114)	$(191,255)
Other comprehensive loss:
Change in unrealized gain on marketable securities, net of tax	199	(145)	4	(334)

	$(5,539)	$(23,359)	$(29,110)	$(191,589)

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. In Management’s view, a loss is not probable or estimable. Therefore no amount has been accrued as of March 31, 2004.

Commercial Dispute. A reseller of the Company, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration does not include a specific demand for damages. The Company also has asserted arbitration counterclaims alleging that Intrado used the Company’s technology to develop a competing service. Although the arbitration is in its preliminary stages, the Company believes the claims are without merit, the Company intends to defend the arbitration vigorously, and the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position. In Management’s view, a loss is not probable or estimable. Therefore no amount has been accrued as of March 31, 2004.

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

The following table sets forth the restructuring activity through March 31, 2004 (in thousands):

	FY 02 Restructuring Plan			FY 03, Q1 Restructuring Plan			FY 03, Q4 Restructuring Plan			Total
	Facility	Severance	Other	Facility	Severance	Other	Facility	Severance	Other	Accrual
Accrual balance as of June 30, 2003	$9,165	$81	$—	$49,599	$1,002	$161	$783	$5,639	$80	$66,510

New charges and adjustments to estimates (1)	506	—	—	(106)	(185)	—	634	965	100	1,914
Cash paid	(970)	(2)	—	(1,848)	(127)	(113)	(145)	(3,462)	(100)	(6,767)

Accrual balance as of September 30, 2003	$8,701	$79	$—	$47,645	$690	$48	$1,272	$3,142	$80	$61,657

New charges and adjustments to estimates	(74)	—	—	(120)	(327)	15	12	112	—	(382)
Cash paid	(992)	—	—	(2,050)	(143)	(42)	(354)	(1,597)	—	(5,178)

Accrual balance as of December 31, 2003	$7,635	$79	$—	$45,475	$220	$21	$930	$1,657	$80	$56,097

New charges and adjustments to estimates	235	—	—	649	—	(21)	(158)	47	(26)	726
Cash paid	(1,039)	(79)	—	(1,863)	(129)	—	(82)	(1,126)	(54)	(4,372)

Accrual balance as of March 31, 2004	$6,831	$—	$—	$44,261	$91	$—	$690	$578	$—	$52,451

Note (1) Total charges for the September 30, 2003 quarter does not include $738,000 of impairment on fixed assets as represented on the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2004.

Note (2) Total charges for the March 31, 2004 quarter include $75,000 of impairment of fixed assets as represented on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2004.

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

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align the Company’s overall costs structure with current revenues. These reductions included a decrease in Company workforce of approximately 200 employees. The Company completed a majority of these reductions by December 31, 2003. In connection with the implementation of the restructuring plan, during the nine months ended March 31, 2004, the Company incurred an additional $0.5 million in facilities charges, $1.1 million in severance and $75,000 in fixed asset impairment charges to bring the total restructuring cost to approximately $10.3 million. The restructuring costs included facility and equipment costs of $1.8 million, severance and employment related charges of $6.7 million, and other restructuring related costs of $1.8 million. The remaining accrual as of March 31, 2004 of $1.3 million consists of $0.7 million we expect to pay during the fourth quarter of fiscal year 2004 and $0.6 million we expect to pay on various dates through June 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in the Company’s workforce of approximately 480 employees as of June 30, 2003. In connection with the implementation of this restructuring plan, the Company reversed approximately $0.1 million as a result of changes in certain estimates during the nine months ended March 31, 2004 to bring the total restructuring costs to approximately $82.2 million in charges. The restructuring costs included facility and equipment costs of $64.2 million, severance and employment related charges of $17.7 million, and other restructuring related costs of $0.3 million. This restructuring effort lead to approximately $25 to $30 million in cost reductions in total cost savings, of which approximately 26% was realized in cost of revenues, 40% in research and development departments, 23% in sales and marketing departments and 11% in the general and administrative departments. The remaining accrual as of March 31, 2004 is $44.4 million, of which $1.9 million will be paid during the fourth quarter of fiscal year 2004 and $42.5 million will be paid on various dates through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of Company’s desire to improve its cost structure and profitability. This 2002 restructuring plan resulted in a decrease in the Company’s workforce of approximately 400 employees during the fiscal year-ended June 30, 2002. In connection with the implementation of the restructuring plan, the Company incurred an additional $0.7 million in charges primarily as a result of changes in the estimates of sublease income during the nine months ended March 31, 2004 to bring the total restructuring charge to $38.6 million in restructuring costs and an additional $1.9 million in accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included facility and equipment costs of $25.5 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. The restructuring effort led to $25 to $30 million in quarterly cost savings, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments. The remaining accrual as of March 31, 2004 of $6.8 million consists of $1.1 million, which we expect to pay during the fourth quarter of fiscal year 2004, and $5.7 million to be paid on various dates through 2012.

(10) Subsequent Events

On May 10, 2004, the Company announced that it had entered into an agreement to acquire all outstanding shares of Magic4 Limited, a private company incorporated in the United Kingdom, for a total purchase price of approximately $82.6 million, or $75 million net of cash on hand at Magic4. The purchase price will be paid with a combination of cash and stock, with the exact proportion to be determined by Openwave prior to closing. The transaction is expected to close in July 2004 and is subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this quarterly report and are based upon current expectations and beliefs of our Management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, the information and expectations concerning our future financial performance and potential or expected growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings and our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

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

As one of the early innovators in mobile data and messaging services, we have been a pioneer in the convergence of the Internet and mobile communications. In 1993, we developed our first e-mail messaging server. In 1995, we developed our initial technology that enables the delivery of mobile data services to mobile phones. In 1996, we introduced and deployed our first gateway and browser products. Last year, we launched new products, including our WAP2 Gateway and Openwave phone software tools Version 7 (V7), designed to bring a better user experience to mobile data applications that emphasize advanced graphics and multi-media messages on color handsets. We also introduced Email Mx 6.0, our next generation email and messaging platform.

The demand for software to launch services such as picture messaging, downloading ringtones, XHMTL browsing and location services has started to gain momentum, which we believe will benefit Openwave. However, the industry must help drive usage of these services to help operators and in turn companies like Openwave increase transaction-based revenues. Openwave’s deep industry experience and relationships with wireless and wireline operators and leading handset manufacturers place us in a unique position to view the market, its challenges and opportunities. Openwave has a team of professionals who work with customers and partners around the world at any stage of developing and implementing services to help identify ways to distinguish and enhance services. Examples include identifying which services are relevant to subscribers, marketing the right services to fuel adoption and sharing best practices.

On the wireline side of our business where we sell email, anti-spam and anti-virus products according to a recent study, broadband global subscribers grew to 101 million in the quarter ended December 31, 2003, up from 89 million in the quarter ended September 30, 2003, led by the addition of 9 million subscribers in DSL,.

We expect growth in broadband and mobile data to continue throughout the year with a greater emphasis on improving the user experience for data services, both on mobile phones and PC email. However, market successes and design wins will not immediately translate into revenue for Openwave. The markets in which we sell are highly competitive and we may experience heavy pricing pressure from competitors who may be short term focused because they are in a financially unstable condition or from competitors who place a primary emphasis on selling other hardware, software or services.

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

We deliver this value through products and technologies, which we refer to as “our IP,” deep industry experience and knowledge which we refer to as “our IQ,” and services and partnerships with operators and manufacturers to continuously innovate and deliver differentiated services to subscribers.

We are aggressively working with customers to help them grow their business by driving mobile data usage, delivering an integrated messaging experience and protecting their users against spam and viruses. As such we expect to compete and grow our business in products and partnerships in the areas of services, phone software, infrastructure software and messaging software such as multimedia, IP-voice mail, email, and messaging anti-abuse software. We are focused on delivering IP-based open standards solutions that are compliant with 3GPP, OMA and other relevant standards bodies. Our product development is focused on the following: client software, value-added services solutions for mobile infrastructure and messaging applications built around a flexible messaging platform. Our unique competitive advantage is that we can deliver a complete offering from the client to the server along with services, whereas our competitors have one of these pieces as their key strength and advantage.

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

Recent Events

On April 27, 2004, we announced that Ken Denman, chairman of the board and chief executive officer of iPass, was appointed to the Board of Directors. Mr. Denman has more than 20 years of experience in the telecommunications and IT industries and has lead iPass through ten quarters of continuous growth, overseeing that company’s move into wireless and broadband.

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

For contracts accounted for under SOP No. 81-1, we believe we are able to reasonably estimate, track, and project the status of completion of a project, and therefore use the percentage of completion method as our primary method for recognizing revenue as recommended under SOP No. 81-1. We also consider customer acceptance our criteria for substantial completion.

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

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer is specifically identified as uncollectible, the total customer receivable is reduced by the customer’s deferred revenue balance resulting in the net specific identified reserve, and we discontinue recognition of revenue from that arrangement. In addition, we maintain a general reserve for all other receivables not included in the specific reserve by applying various specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends, as well as determine the average deferred revenue and subsequent collections that are related to accounts receivable.

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

With the adoption of SFAS No. 142 on July 1, 2002, we have determined there is a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. While we have selected the three months ending March 31 as the period in which the required annual impairment test will be performed, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the quarter ended March 31, 2004, the we completed the annual impairment test and determined that there was no impairment necessary.

(b) Strategic investments

We regularly perform an impairment assessment of our strategic equity investments. In performing an impairment assessment, Management considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency and its access to future capital. As of March 31, 2004, the remaining book value of the investments in nonmarketable equity securities was approximately $1.1 million and is recorded within “Deposits and other assets” in our Consolidated Balance Sheets.

Restructuring–related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. These estimates will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease or changes in actual sublease rates). We have estimated that the lease loss for the fiscal 2003 and fiscal 2002 restructuring plans could be as much as $25.0 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if no suitable tenant is found to lease the facility. To determine the severance and employment-related charges, we have made certain estimates as they relate to severance benefits, including the probable number of employees to be terminated and an estimate of the amount to be paid to each terminated employee in accordance with SFAS No. 112, ‘Employers’ Accounting for Postemployment Benefits.”

Results of Operations

Three and Nine Months Ended March 31, 2004 and 2003

Revenues

We generate four different types of revenue. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to wireless device manufacturers and communication service providers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project revenues are derived from a porting services project. The majority of our revenues have been derived from sales to a limited number of customers and our sales are highly concentrated. Significant customers during the three months and nine months ended March 31, 2004 and 2003 include KDDI and Sprint. Sales to KDDI accounted for 5% and 7% of total revenues during the three months ended March 31, 2004 and 2003, respectively, and 5% and 12% of total revenues during the nine months ended March 31, 2004 and 2003, respectively. Sales to Sprint accounted for 7% and 14% of total revenues during the three months ended March 31, 2004 and 2003, respectively, and 5% and 14% of total revenues during the nine months ended March 31, 2004 and 2003, respectively.

The following table presents selected revenue information for the three and nine months ended March 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Revenues
License	$38,437	$35,011	9.8%	$108,820	$110,978	(1.9%)
Maintenance and support	20,523	18,494	11.0%	62,991	56,321	11.9%
Professional services	14,450	4,933	192.9%	33,588	19,034	76.5%
Project	817	5,033	(83.8%)	8,570	15,079	(43.2%)

Total Revenues	$74,227	$63,471	16.9%	$213,969	$201,412	6.2%

Percent of revenues
License	51.8%	55.2%	(3.4%)	50.9%	55.1%	(4.2%)
Maintenance and support	27.6%	29.1%	(1.5%)	29.4%	28.0%	1.4%
Professional services	19.5%	7.8%	11.7%	15.7%	9.4%	6.3%
Project	1.1%	7.9%	(6.8%)	4.0%	7.5%	(3.5%)

Total Revenues	100.0%	100.0%		100.0%	100.0%

License Revenues

License revenues increased 9.8% for the three months but decreased 1.9% for the nine months ended March 31, 2004, respectively, compared to the respective prior year periods. The overall decrease for the nine months ended March 31, 2004, was partially attributed to the economic downturn that significantly affected the telecommunications market, which resulted in a reduced number and value of new contracts and increased competition. The increase quarter over quarter resulted primarily from an increase in subscriber growth in the March quarter and acceptance of our product upgrades.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased 11.0% and 11.9% for the three and nine months ended March 31, 2004, respectively, compared to the respective prior year periods. The increase is consistent with the growth in the subscriber base of our customers and our ability to maintain contractual renewal rates of existing customer agreements.

Professional Services Revenues

Professional services revenues increased 192.9% and 76.5% for the three and nine months ended March 31, 2004, respectively, compared to the respective prior year periods. The increase was primarily due to an increase in the number of custom and extended solutions projects we have engaged in as well as an increase in services provided in relation to our products upgrades on our existing technology and other value-added services to our customers.

Project Revenues

Project revenues decreased 83.8% and 43.2% for the three and nine months ended March 31, 2004, respectively, compared to the respective prior year periods and represent amounts recognized under our porting services arrangement with a service partner. At this time the porting project is substantially complete. As we complete the final milestones on this project, we anticipate significantly reduced project revenues going forward.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three and nine months ended March 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Cost of revenues
License and customer contract intangibles	$1,672	$1,600	4.5%	$6,495	$6,464	0.5%
Maintenance and support	6,435	6,571	(2.1%)	18,477	22,264	(17.0%)
Professional services	11,439	5,911	93.5%	27,420	17,160	59.8%
Project	772	4,381	(82.4%)	4,883	13,536	(63.9%)

Total cost of revenues	$20,318	$18,463	10.1%	$57,275	$59,424	(3.6%)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Gross margin per related revenue
License and customer contract intangibles	95.7%	95.4%	0.3%	94.0%	94.2%	(0.2%)
Maintenance and support	68.6%	64.5%	4.1%	70.7%	60.5%	10.2%
Professional services	20.8%	(19.8%)	40.6%	18.4%	9.8%	8.6%
Project	5.5%	13.0%	(7.5%)	43.0%	10.2%	32.8%
Total Gross Margin	72.6%	70.9%	1.7%	73.2%	70.5%	2.7%

Cost of License Revenues

Cost of license revenues consists of third-party license and related support fees as well as amortization of customer contract and relationship intangibles related to prior acquisitions.

Cost of license revenues during the nine months ended March 31, 2004, as compared to the respective prior year period, was relatively flat with overall increases in royalty costs associated with anti-virus and anti-spam products totaling $1.2 million for which revenue was recognized in the current period, offset by a $0.9 million decrease in amortization of acquisition-related intangibles, and $0.3 million of lower depreciation and other costs. During the respective periods, margins remained relatively flat.

Cost of license revenues during the three months ended March 31, 2004, as compared to the respective prior year period, was relatively flat with $0.1 million increase in royalty costs associated with anti-virus and anti-spam products offset by slight decreases in other costs.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers.

The decrease in costs of maintenance and support service revenues during the nine months ended March 31, 2004, as compared to the respective prior year period resulted from a decrease in labor, overhead, and other employee costs due to a decrease in our average headcount of 33 employees as a result of our realignment and restructuring efforts. This, along with an increase in revenues due to increased subscriber growth, is responsible for increased margins in this category.

Cost of maintenance and support service revenues during the three months ended March 31, 2004, as compared to the respective prior year period, remained relatively flat with no significant variances as a result of headcount remaining relatively flat.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead.

Professional services costs increased by $10.3 million for the nine months ended March 31, 2004 as compared to the respective prior year period. During the FY2003 Q1 restructuring, which took place late in the first quarter of fiscal 2003, we reorganized the professional services departments and sales and marketing departments and focused the activities of the professional services staff more specifically towards consulting activities and away from selling activities. Therefore, during the nine months ended March 31, 2003, a larger portion of the costs were allocated to sales and marketing operations as compared to the nine months ended March 31, 2004, increasing the variance between the two respective periods by approximately $2.5 million. Increased demand for our products resulted in an increase of $4.4 million in subcontractor costs, $1.7 million in total travel charges, an increased utilization of the services of our research and development group resulting in $1.9 million in cross-charges, and an increase in other employee related charges of $0.5 million. These charges were offset by an increase of $0.7 million in deferred charges on professional services, which will be expensed in the future as revenue is recognized. Professional services gross margin increased by 9% for the nine months ended March 31, 2004, compared to the respective prior year period primarily due to the prior year having more expenses incurred on projects where revenue is not recognized until the customer payment is received, offset by the realignment of the sales force as discussed above.

Professional services costs increased by $5.5 million for the three months ended March 31, 2004 as compared to the respective prior year period. The increased demand for our products resulted in an increase of $2.9 million in sub-contractor costs, $1.3 million in total travel charges, an increase in the utilization of the services of our research and development group resulting in $1.4 million in cross charges, and $0.8 million in other employee related charges. These increases were offset by an increase of $0.9 million in deferred charges on professional services, which will be expensed in accordance with revenue recognized.

Professional services gross margin increased by 41% for the three months ended March 31, 2004, compared to the respective prior year period primarily due to the timing of revenue recognition on multiple-element arrangements.

Cost of Project Revenues

The cost of project revenues includes direct costs incurred in the performance of porting services for an arrangement with a service partner.

Cost of Project revenues for the three and nine months ended March 31, 2004 decreased by 82.4% and 63.9%, respectively, as compared with the same periods last year. As the porting project nears completion, we are dedicating fewer resources in this area, resulting in lower costs and revenues with this project. The current year nine month period was impacted by the recognition of revenue in the September quarter 2003 as a result of our ability to reach certain project milestones, which had previously been deferred. Without the impact of this event, margins would have remained relatively flat.

Operating Expenses

We have reduced costs and expenses to better align our resources with revenue opportunities anticipated in the current information technology market. In the fiscal year ended June 30, 2003, we announced two separate restructurings that reduced our workforce by approximately 14% and 24%, respectively. The reduced costs associated with the restructurings were primarily recognized during the latter part of fiscal 2003. Therefore, average overall headcount decreased by 216 and 408 people during the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003. In addition to the restructurings, we also reduced variable costs across the company as a result of enhancing discretionary spending controls. The impact of these cost-cutting measures resulted in an overall decrease of 9.2% and 42.7% for the three and nine month periods ended March 31, 2004 as compared to 2003, respectively.

The following table represents operating expenses for the three and nine months ended March 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Operating Expenses:
Research and development	$23,625	$27,256	(13.3%)	$72,976	$88,323	(17.4%)
Sales and marketing	25,479	27,058	(5.8%)	74,169	90,418	(18.0%)
General and administrative	7,621	9,343	(18.4%)	26,071	38,328	(32.0%)
Restructuring and other related costs	726	—	100.0%	2,996	83,191	(96.4%)
Stock-based compensation	938	686	36.7%	2,427	2,780	(12.7%)
Amortization of goodwill and intangible assets*	67	67	—	202	9,034	(97.8%)

Total Operating Expenses	$58,456	$64,410	(9.2%)	$178,841	$312,074	(42.7%)

Percent of Revenues
Research and development	31.8%	42.9%	(11.1%)	34.1%	43.9%	(9.8%)
Sales and marketing	34.3%	42.6%	(8.3%)	34.7%	65.5%	(30.8%)
General and administrative	10.3%	14.7%	(4.4%)	12.2%	27.8%	(15.6%)

*	Includes in-process research and development and merger costs

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development. We believe that investments in research and development are critical to remain competitive in the market place and are directly related to continued timely development of new and enhanced products. While we continue to focus our attention on research and development, we undertook initiatives during our restructuring efforts to redistribute some of our research and development work offshore as well as increase our utilization of other outside consultants.

As a result of our restructuring efforts, average research and development headcount decreased by 171 employees for the nine months ended March 31, 2004, compared to the respective prior year period. The decrease in the headcount resulted in a $13.0 million decrease in salaries and other salary-related costs for the prior year comparative period. We also incurred lower bonuses of $0.8 million as a result lower headcount in the current period and we had additional retention bonuses charged during the prior year period due to acquisitions. In addition, there were lower overall telecommunication charges of $0.8 million due to the renegotiation of our agreements with outside vendors and other cost saving measures, offset by other increases of $0.8 million. Depreciation costs decreased by $2.4 million for the current period as compared to the prior year fiscal period as a result of lower overall headcount and continues to decrease as existing assets become fully depreciated. Allocation costs also decreased by $6.2 million during the current year period, as compared to the respective prior fiscal period due to a $4.4 million decrease in costs allocated in as a result of lower headcount and overhead from restructuring efforts as well as lower depreciation and IT costs, and an increase in allocated costs out primarily to the Professional Services organization of $1.8 million for services provided on extended and custom solutions projects. The overall decrease was partially offset by an increase in our dependence on contractors leading to a $2.0 million increase in contingent workers expense due primarily to the use of contractors as a short term solution to meet customer commitments and an overall decrease in the allocation of certain employee expenses out to other departments of $5.1 million in the nine months ended March 31, 2004, compared to the respective prior year period and are comprised primarily of those costs associated with project revenues.

As a result of our restructuring efforts, average research and development headcount decreased by 116 employees for the three months ended March 31, 2004, as compared to the respective prior year period. The decrease in the headcount resulted in a $2.6 million decrease in salaries and other salary-related costs for the comparative periods. Depreciation costs decreased by $0.9 million for the current year period as compared to the prior year fiscal period as a result of lower overall headcount and continues to decrease as existing assets become fully depreciated. Allocation costs also decreased by $2.7 million, during the current year period, as compared to the respective prior year fiscal period due to a $1.1 million decrease in costs allocated in as a result of lower headcount and overhead from restructuring efforts as well as lower depreciation and IT costs, and an increase in allocated costs out to the Professional Services organization of $1.6 million for services provided on extended and custom solutions projects. The overall decrease was partially offset by an increase in our dependence on contractors leading to a $0.6 million increase in contingent workers expense due primarily to use of contractors as a short term solution to meet customer commitments and an overall increase in the allocation of certain employee expenses out to other departments of $2.0 million in the three months ended March 31, 2004, compared to the respective prior year period and are comprised primarily of those costs associated with project revenues.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

As a result of our restructuring efforts, average sales and marketing headcount decreased by 142 employees for the nine months ended March 31, 2004, as compared to the respective prior year period, resulting in a $12.2 million decrease in salaries and other salary-related costs. In addition, we had lower bonus costs of $0.8 million, as compared to the prior respective period. Additional cost savings efforts lead to an overall decrease in marketing expenses by $0.4 million, and lower depreciation expense of $0.6 million, for the current year period as compared to the respective prior year period. Finally, during the current period, as compared to the prior year period, we also reduced our overall telecom and connectivity costs by $1.3 million, and had lower travel and entertainment costs of $2.5 million due to lower overall headcount. Overall decreases in allocations for the current year period as compared with the prior year respective period were comprised of decreases in allocated consulting costs of $2.9 million primarily related to reductions in allocated professional service costs as a result of our restructuring efforts to focus that group’s work more specifically on consulting activities as opposed to other development functions, as discussed within Cost of Professional Services Revenues. Additionally, overall overhead allocations decreased by $3.4 million as a result of overall lower headcount and other cost savings efforts. The overall decrease was partially offset by an increase in Commissions expense for the current year period as compared to the prior fiscal year period. Commissions increased by $6.7 million, as a result of changes in the sales compensation plans and the meeting of key sales objectives. Other increases for the same comparative periods included $0.4 million for contingent workers resulting from increased work on process related and other operational improvements and $0.7 million for professional fees primarily as a result of increases for outside services relating to the marketing communications for new product offerings and corporate sales training.

As a result of our restructuring efforts, average sales and marketing headcount decreased by 75 employees for the three months ended March 31, 2004, compared to the respective prior year period, resulting in a $1.6 million decrease in salaries and other salary-related costs. In addition, we had lower bonus costs of $0.6 million as compared to the prior respective period. Additional savings from our cost saving efforts lead to an overall decrease in marketing expenses by $0.3 million and lower depreciation expense of $0.3 million for the three months ended March 31, 2004 as compared to the respective prior year period. We also had other overall decreases of $0.8 million as a result of lower headcount and other cost savings efforts. The overall decrease was partially offset by an increase in Commissions expense for the three months ended March 31, 2004 as compared to the prior fiscal year period. Commissions increased by $0.9 million as a result of changes in the sales compensation plans and the meeting of key sales objectives. Other increases for the same comparative periods included $0.6 million and for contingent workers resulting from increased work on process related and other operational improvements and $0.5 million for professional fees primarily as a result of increases for outside services relating to the marketing communications for new product offerings and corporate sales training.

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

As a result of our restructuring efforts, average general and administrative headcount decreased by 44 employees for the nine months ended March 31, 2004, as compared to the respective prior year period. The decrease in headcount resulted in a $3.5 million decrease in salaries and other salary-related costs for the year compared to the prior fiscal period. Bonus costs also decreased by $2.6 million as a result of not reaching certain incentive targets in the current period and the reduction in executive retention bonuses paid in the prior year period. We recognized additional savings from restructuring efforts leading to a decrease in employee staffing and recruiting costs of $0.8 million, lower facilities costs of $3.6 million, and a reduction in costs for outside service costs of $1.7 million, primarily relating to reduction in IT and facilities outside service providers and maintenance contracts, which were renegotiated as part of the overall cost savings effort. Depreciation costs decreased by $5.0 million for the current year period as a result of lower overall headcount and continues to decrease as existing assets become fully depreciated. The provision for doubtful accounts also decreased by $6.3 million as a result of improved cash collections and the collection of several accounts that had previously been written off. We also had a decrease in our dependence on contractors leading to a decrease in outside consulting costs of $0.9 million, lower overall travel and entertainment of $0.6 million and lower telecom and connectivity costs of $1.8 million primarily a result of our restructuring and costs cutting efforts. The overall decrease was partially offset by an increase in the cost variance as a result of a decrease in allocations out to other departments and other costs. Reduction in allocations out to other departments and other costs of $14.5 million, related primarily to lower facility costs of $8.9 million, lower overall IT costs of $2.8 million as a result of our overall restructuring and cost cutting efforts. In addition we had an increase in allocated costs into G&A of $0.6 million, which relate primarily to increased support from IT for financial systems upgrades, enhancements and dedicated support. Other expenses overall also decreased by $2.2 million related to other cost cutting efforts.

As a result of our restructuring efforts, average general and administrative headcount decreased by 25 employees for the three months ended March 31, 2004, respectively, compared to the respective prior year period. The decrease in headcount resulted in a $0.6 million decrease in salaries and other salary-related costs for the year compared to the prior fiscal period. Bonus costs also decreased by $2.0 million as a result the reduction in executive retention bonuses paid in the prior year period. We recognized additional savings from restructuring efforts leading to a decrease in employee staffing and recruiting costs of $0.3 million, lower facilities costs of $0.3 million, and a reduction in costs for outside service costs of $0.5 million primarily relating to reduction in IT and facilities outside service providers and maintenance contracts, which were renegotiated as part of the overall cost savings effort. Depreciation costs decreased by $1.3 million for the current year period as a result of lower overall headcount and continues to decrease as existing assets become fully depreciated. The provision for doubtful accounts also decreased by $1.0 million as a result of improved cash collections and the collection of several accounts that had previously been written off. The overall decrease was partially offset by a decrease in allocations out to other departments and other costs. The reduction in allocations out to other departments and other costs of $4.3 million related primarily to lower facility costs of $1.6 million lower overall IT costs of $0.9 million as a result of our overall restructuring and cost cutting efforts. In addition we had an increase in allocated costs into G&A of $0.5 million, and lower other expenses of $1.3 million related to our other cost cutting efforts.

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

Restructuring and other charges totaled $0.7 million for the three months ended March 31, 2004 and $3.0 million and $83.2 million for the nine months ended March 31, 2004 and 2003, respectively.

Restructuring charges and other related costs of $3.0 million for the nine months ended March 31, 2004 related primarily to additional costs associated with the FY2003 Q4 Restructuring initiated in the June 2003. Costs for the nine months ended March 31, 2004 related primarily to facility and severance costs of approximately $1.6 million and $0.6 million, respectively, and other related costs of $0.8 million primarily related to the impairment of fixed assets.

Restructuring charges for the three months ended March 31, 2004 were $0.7 million and primarily resulted from changes in the estimates of sublease income.

The following table summarizes the future payments on the remaining restructuring liabilities, net of estimated sub-lease income (in thousands):

Year ending June 30,	Net Cash Payable
2004	$3,692
2005	10,240
2006	7,553
2007	6,372
2008	5,047
Thereafter	19,547

$52,451

Stock-Based Compensation

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation (FIN) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as options issued to non-employees and restricted stock granted to executives and other employees at exercise prices below the current fair value of our stock. The following table summarizes stock-based compensation by category (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2004	2003		2004	2003
Stock-based compensation by category
Research and development	$231	$28	725%	$729	$872	(16.4%)
Sales and marketing	191	118	61.9%	360	372	(3.2%)
General and administrative	516	540	(4.4%)	1,338	1,536	(12.9%)

Total stock-based compensation	$938	$686	36.7%	$2,427	$2,780	(12.7%)

During the three and nine months ended March 31, 2003, we reversed approximately $0.5 million and $1.7 million in research and development stock-based compensation related to employees who have left the Company. Excluding the reversal, total stock-based compensation decreased approximately $0.3 million and $2.1 million during the three and nine months ended March 31, 2004, as compared to the respective prior year period due to continued amortization of deferred stock-based compensation.

Amortization and Impairment of Goodwill and Intangible Assets and In-process Research and Development

The following table presents the total amortization and impairment of goodwill and intangible assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Amortization of acquisition-related contract intangibles (a)	$252	$303	$1,263	$1,913
Amortization of developed and core technology (a)	393	393	1,181	1,425
Amortization of other intangibles assets	67	67	202	203
Impairment of goodwill	—	—	—	8,045
In-process research and development	—	—	—	400

	$712	$763	$2,646	$11,986

(a)	Amortization of acquisition-related contract intangibles and developed and core technology is included in Cost of Revenues – License in our Condensed Consolidated Statements of Operations. We amortize the contract intangible assets in relation to the related contractual revenues.

The decrease in amortization and impairment of goodwill and other intangible assets for the three and nine months ended March 31, 2004, as compared to the respective prior fiscal periods, was primarily due to the impairment of goodwill. Prior to our adoption of SFAS No. 142 on July 1, 2002, we were amortizing goodwill and other intangible assets on a straight-line basis over a three- to five-year period. Due to a decline in our market capitalization, we performed an impairment analysis during the three months ended September 30, 2002 and impaired $7.3 million of goodwill related to the SignalSoft acquisition. During the quarter ended December 31, 2002, we recorded additional SignalSoft goodwill of $0.8 million related to the finalization of the purchase price allocation, which was fully impaired during the same quarter. The impairment of the SignalSoft goodwill resulted in impairment charges of $8.0 million for the nine months ended March 31, 2003 under “Amortization and impairment of goodwill and other intangible assets” in our Condensed Consolidated Statement of Operations.

In addition to the discussion above regarding the impairment of goodwill and intangible assets, see “Critical Accounting Policies and Judgments – Impairment Assessments” for further discussion.

Merger, Acquisition and Integration-Related Costs

As a result of the SignalSoft acquisition, we recorded merger, acquisition and integration-related costs in the amount of $0.4 million for the nine months ended March 31, 2003 relating to retention bonuses for employees and other costs incurred solely as a result of the integration.

Interest Income and Other, net

Interest income and other, net totaled approximately $1.2 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively, and totaled $3.4 million and $5.1 million for nine months ended March 31, 2004 and 2003, respectively. Although our overall cash and investments balance increased from $242.5 million at March 31, 2003 to $345.9 million at March 31, 2004 due to cash proceeds from the convertible subordinated notes issued on September 9, 2003, interest income decreased due to a decease in the average interest rates obtained on the invested balances and lower overall average cash balances during the first quarter ended September 30, 2003.

Included in “Interest income and other, net” is foreign exchange gain (losses), which totaled ($36,000) and $0.3 million for the three and nine months ended March 31, 2004 compared with $0.2 million and $0.4 million for the three and nine months ended March 31, 2003, respectively. These fluctuations are the result of our exposure to movements in foreign currency rate changes. We use hedges to limit our exposure to these types of movements.

Interest Expense

We incurred interest expense during the three and nine months ended March 31, 2004 totaling $1.3 million and $2.9 million, respectively, due to the amortization of the discount and debt issuance costs, as well as an interest accrual of 2.75% per annum on the convertible subordinated notes issued September 9, 2003.

Income Taxes

Income tax expense totaled $1.1 million and $3.3 million for the three months ended March 31, 2004 and 2003, respectively, and $7.5 million and $7.9 million for the nine months ended March 31, 2004 and 2003, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. During the nine months ended March 31, 2004, we incurred a one time charge of $1.3 million related to a foreign jurisdiction tax audit of one of our customers.

During the quarter ended March 31, 2004, we recognized $1.1 million deferred tax asset related to our operations in a foreign jurisdiction, as we concluded that it is more likely than not the deferred tax benefit will be realized in the foreign jurisdiction. Recording this deferred tax asset produced a $1.1 million income tax benefit in the quarter ended March 31, 2004. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. We expect to incur withholding and foreign corporate income taxes on an ongoing basis of approximately 1% to 4% of revenues.

In light of our recent history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets in tax jurisdictions other than the United Kingdom and Japan, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $402.0 million, respectively.

Cumulative Effect of Change in Accounting Principle

During the nine months ended March 31, 2003, we recognized a transitional impairment of $14.5 million upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was reported as a “Cumulative effect of change in accounting principle” on our Consolidated Statements of Operations.

Liquidity and Capital Resources

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our restricted cash and investments increased by $5.3 million during the nine months ended March 31, 2004 to $27.6 million primarily due to the restriction of $10.1 million in cash for interest payments as a result of the convertible debt issuance, offset by a $4.8 million decrease in worldwide collateral obligations as they relate to our principle commitments on operating leases.

During the quarter ended September 30, 2003, we renegotiated the security obligation requirements on our operating lease agreements to remove the stipulation of 125% on the letter of credit be restricted and to replace it with a stipulation that only 100% of the letter of credit be restricted with the addition that the collateral needed to be invested in certificates of deposits. As of March 31, 2004, our principal commitments consisted of obligations outstanding under operating leases, as well as our convertible debt obligations.

In March 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California (Redwood City Lease). The Redwood City Lease terms commenced in April 2001, and required a base rent of $3.25 per square foot per month increasing by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date. The agreement required that we provide a letter of credit in the amount of $16.5 million. In addition we have $1.0 million in letters of credits primarily related to facilities located outside of the Redwood City headquarters. The restricted cash on the operating lease commitments are earning an annual interest rate of approximately 1.88% as of March 31, 2004, and the resulting income earned is not subject to any restrictions.

In addition, during the quarter ended September 30, 2003, we issued $150 million in 2.75% convertible subordinated notes. As part of the debt issuance, we were required to place in escrow treasury strips at face value whose principal and related interest earned would be used to pay the first six semi-annual payments. The restricted cash and investments held in escrow under these agreements total $10.1 million and are earning an annual interest rate of approximately 1.55% as of March 31, 2004, and the resulting income earned is restricted.

Except for the operating lease obligations discussed above, we do not have any off-balance sheet arrangements as of March 31, 2004.

The following table discloses our gross contractual obligations as of March 31, 2004 (in thousands):

	Payments due during the year ended June 30,
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligation:
Gross Operating lease obligations	$203,602	$27,316	$25,426	$21,533	$20,366	$19,235	$89,726
Less: Sublease income	$(8,432)	$(3,208)	$(2,970)	$(925)	$(772)	$(557)	—

Net Operating lease obligations	$195,170	$24,108	$22,456	$20,608	$19,594	$18,678	$89,726
Convertible subordinated Debt	$170,625	$2,063	$4,125	$4,125	4,125	$4,125	$152,062
Third Party Royalty Obligations	$2,624	$1,207	$1,417	—	—	—	—

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of March 31, 2004 and June 30, 2003, respectively (in thousands):

	March 31, 2004	June 30, 2003	Percent Change
Working capital	$230,024	$126,662	81.6%
Cash and cash investments:
Cash and cash equivalents	228,471	139,339	64.0%
Short-term investments	20,202	33,345	(39.4%)
Long-term investments	69,633	39,195	77.7%
Restricted cash	27,564	22,271	23.8%

Total cash and cash investments	$345,870	$234,150	47.7%

	Nine Months Ended March 31,
	2004	2003
Cash used for operating activities	$(47,616)	$(49,953)
Cash (used) provided by investing activities	$(25,312)	$29,287
Cash provided by financing activities	$162,060	$2,225

We obtained a majority of our cash and investments through prior public offerings. We intend to use cash provided by such financing activities for general corporate purposes, including potential future acquisitions or other transactions. In addition, we issued $150 million in convertible subordinated notes during the three months ended September 30, 2003. While we believe that our current working capital and its anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the mean time, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

(a) Working Capital

The increase in working capital of 81.6% as of March 31,2004 as compared to the fiscal year ended June 30, 2003, was primarily a result of the issuance of convertible debt, which lead to an increase in cash and cash equivalents and short-term investments.

(b) Cash used for operating activities

Cash used for operating activities decreased by $2.3 million. During the nine months ended March 31, 2004 and 2003, we incurred charges related to our restructuring to improve our cost structure and profitability, and to change our strategy. The restructuring resulted in $16.3 million and $22.9 million of cash used in operations for the nine months ended March 31, 2004 and 2003. Furthermore, we received a settlement that resulted in a $3.6 million prepayment of sublease rental income during the nine months ended March 31, 2004. Excluding restructuring and the prepaid rental income, the cash flows used for operating activities totaled $34.9 million and $27.1 million for the nine months ended March 31, 2004 and 2003, respectively. Although we had an average of 408 more employees during the nine months ended March 31, 2003, total cash used for operations increased by $7.8 million during the nine months ended March 31, 2004 primarily due to $10.3 million of prepaid contract expenses related to a contract for which revenue will be recognized ratably over a 32 month period, offset by higher cash collections during the nine months ended March 31, 2003.

(c) Cash provided by (used for) investing activities

Cash flow provided by (used for) investing activities decreased by $54.6 million for the nine months ended March 31, 2004 as compared to the same period last year primarily as a result of receiving $72.8 million fewer net proceeds from the sales of short-term and long-term investments needed to fund our operations during the nine months ended March 31, 2004 as compared to the respective prior year period and a $5.3 million increase in restricted cash and investments primarily related to the debt offering discussed above under Operating Lease Obligations/Off-Balance Sheet Arrangements in the current year, offset by cash paid for the acquisition of Signalsoft of $19.0 million and higher purchases of property and equipment of $4.8 million in the prior year fiscal period.

(d) Cash flows provided by financing activities

During the nine months ended March 31, 2004, cash flows provided by financing activities increased by $159.8 million primarily due to the issuance of convertible debt for net proceeds of $145.7 million during the current year and a net increase of $14.3 million in proceeds from the exercises of employee stock options compared to the respective prior year period. The Company pays interest on the convertible subordinated Notes at 2.75% annually with the first payment due March 2004 and the principal due in full in September 2008, unless the Notes are converted per the terms of the Indenture. See the gross contractual obligation schedule in section “Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations” for the schedule of payments.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in our 2003 Annual Report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth in this report on Form 10-Q or incorporated by reference in our annual report for the year ended June 30, 2003, including our consolidated financial statements and the related notes incorporated by reference herein and therein.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including losses of approximately $29.1 million during the nine months ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2 billion of goodwill impairment and amortization. We currently have net losses and negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations or at all. We will need to generate increases in revenue as well as reduce costs to achieve profitability. We face a number of risks including:

•	our ability to upgrade, develop and maintain our products and effectively respond to the rapid technology change in wireless and broadband communications;

•	our ability to anticipate and respond to the announcement or introduction of new or enhanced products or services by our competitors;

•	the rate of growth, if any, in end-user purchases of data-enabled handsets, use of our products, and the growth of wireless data networks generally;

•	the growth of mobile data usage by our customers’ subscribers;

•	the volume of sales of our products and services by our strategic partners, distribution partners and resellers; and

•	general economic market conditions and their affect on our operations and the operations of our customers.

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

In September 2003, we issued $150 million of 2¾% senior convertible notes due September 9, 2008. The notes are convertible into our common stock at a conversion price of $18.396 per share, which would result in an aggregate of approximately 8.1 million shares, subject to adjustment upon the occurrence of specified events. Therefore, each $1,000 principal amount of the notes will initially be convertible into 54.3596 shares of our common stock prior to September 9, 2008 if the sale price of our common stock issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. We may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity. Following a fundamental change of the Company, we may choose to pay the purchase price of the notes in cash or shares of our common stock. We may not have enough cash on hand or have the ability to access cash to pay the notes if presented on a fundamental change or at maturity. In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the financial performance of, introduction of new products or services by, acquisitions or strategic alliances by and changes in pricing policies by us or our competitors;

•	delays in development, launches, market acceptance or implementation by our customers of our products and services;

•	purchasing patterns of and changes in demand by our customers for our products and services and the lack of visibility into the timing of our customers’ purchasing decisions;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved handsets;

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three and nine months ended March 31, 2004 include KDDI and Sprint. Sales to KDDI accounted for approximately 5% and 5% of total revenues during the three and nine months ended March 31, 2004, respectively. Sales to Sprint accounted for approximately 7% and 5% of total revenues during the three and nine months ended March 31, 2004, respectively. Any of these customers may not continue to generate significant revenues for us and we may be unable to replace these customers may not continue to generate significant revenues for us and we may unable to replace these customers with new ones on a timely basis or at all.

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

We have focused a significant amount of our efforts on mass-market handsets as the principal means of delivery of data services using our products. If handsets are not widely adopted for mobile delivery of data services, our business could suffer materially. End-users currently use many competing products, such as portable computers and smart phones, to remotely access the Internet and e-mail. These products generally are designed for the visual presentation of data, while, until recently, handsets historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of the mobile delivery of data service in a rapidly evolving industry represents a significant risk to a primary standard emerging. If end-users do not adopt mobile phones or other wireless devices containing our browser or client middleware platform as a means of accessing data services, our business could suffer materially.

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

If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, we may then need to lower prices, change our pricing models, or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results and constrain prices we can charge our customers in the future.

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Qualcomm and Nortel;

•	wireless messaging software providers, such as Comverse, Nokia, LogicaCMG and Ericsson;

•	special software providers, such as 7.24 Solutions and Critical Path;

•	service providers, such as E-Commerce Solutions;

•	client technology competitors, such as Qualcomm, Access, Symbian and Teleca;

•	computer system companies such as Microsoft and Sun; and

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions.

Nokia also competes directly with us by offering WAP servers, client software and messaging (offering end-to-end solutions based on its proprietary smart messaging protocol and on MMS) to communication service providers. Nokia also markets its WAP server to corporate customers and content providers, which if successful, could undermine the need of communication service providers to provide their own WAP gateways (since these WAP servers directly access applications and services rather than through WAP gateways).

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

We rely on estimates to determine arrangement fee revenue recognition for a particular reporting period. If our estimates change, future expected revenues could adversely change.

For certain fixed fee solutions-based arrangements, we apply the percentage of completion method to recognize revenue. Applying the percentage of completion method, we estimate progress on our professional services projects, which determines license and professional service revenues for a particular period. If, in a particular period, our estimates to project completion change and we estimate project overruns, revenue recognition for such projects in the period may be less than expected or even negative.

Certain arrangements have refundability and penalty provisions that, if triggered, could adversely impact future operating results.

In certain of our solution-based arrangements, customers have refundability rights and can invoke penalties should we not perform against certain contractual obligations. If these refundability provisions or penalty clauses are invoked, certain deferred revenues may not be recognizable as revenue, negative revenues may be recorded, and certain deferred charges and penalty expenses may be recognized as expenses at such time.

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

International sale of product licenses and services accounted for 58% and 60% of our total revenues for the three and nine months ended March 31, 2004, respectively. Risks inherent in conducting business internationally include:

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

(a) Foreign Currency Risk

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and inter-company balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in other income, net in the accompanying condensed consolidated statements of operations were $(36,000) and $0.3 million for the three and nine months ended March 31, 2004. As of March 31, 2004, we have put option contracts outstanding that have a total notional amount of Euro 3.0 million and GBP 4.0 million and forward contracts in the amount of Euro 2.0 million and GBP 2.0 million that expire during the June 30, 2004 quarter.

(b) Interest Rate Risk

As of March 31, 2004, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $345.9 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poor’s of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2004 (in thousands):

	Expected maturity date for the year ending June 30,					Cost Value March 31, 2004 Total	Fair Value March 31, 2004 Total
	2004	2005	2006	2007	2008
Corporate bonds	$1,001	$10,628	$6,213	$—	$—	$17,842	$17,850
Federal agencies	—	27,721	44,038	—	—	71,759	71,985

	$1,001	$38,349	$50,251	$—	$—	$89,601	$89,835

Weighted-average interest rate	1.29%

Additionally, we have $27.6 million of restricted investments included within restricted cash and investments on the consolidated balance sheet as of March 31, 2004. $17.5 million of the restricted investments comprise a certificate of deposit to collateralize letters of credit for facility leases. The remaining $10.1 million consists of U.S. government securities pledged for payment of the remaining five semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The weighted average interest rate of the restricted investments was 1.71% as of March 31, 2004.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. In Management’s view, a loss is not probable or estimable. Therefore no amount has been accrued as of March 31, 2004.

Commercial Dispute. A reseller of the Company, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration does not include a specific demand for damages. The Company also has asserted arbitration counterclaims alleging that Intrado used the Company’s technology to develop a competing service. Although the arbitration is in its preliminary stages, the Company believes the claims are without merit, the Company intends to defend the arbitration vigorously, and the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position. In Management’s view, a loss is not probable or estimable. Therefore no amount has been accrued as of March 31, 2004.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3(ii)	Amended and Restated Bylaws of the Company, adopted as of April 15, 2004

10.1	Amended and Restated Employment Terms by and between the Company and Allen Snyder dated February 6, 2004.

10.2	Summary of Stock Option Grants Made to Independent Directors in January, April and May of 2004.

10.3	Form of US Stock Option Agreement

10.4	Form of International Stock Option Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 11, 2004 we filed a Current Report on Form 8-K announcing that we entered into an agreement to acquire all outstanding shares of Magic4 Limited, a private company incorporated in the United Kingdom.

On April 28, 2004 we filed a Current Report on Form 8-K to furnish our financial results for the second fiscal quarter ended March 31, 2004.

On April 28, 2004 we filed a Current Report on Form 8-K announcing the election of a new director, Ken Denman, to our board of directors.

On January 21, 2004 we filed a Current Report on Form 8-K to furnish our financial results for the first fiscal quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004

OPENWAVE SYSTEMS INC.

By:	/s/ JOSHUA PACE

Joshua Pace Vice President of Finance and Chief Accounting Officer