Form 10-K
period 2004-06-30
OPENWAVE SYSTEMS INC
filed 2004-09-13
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $664,456,188 as of December 31, 2003 based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 67,010,715 shares of the registrant’s Common Stock issued and outstanding as of August 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, the information and expectations concerning our future financial performance and potential or expected growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings and our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation and the other risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

PART I

Item 1.    Business

Company Background

Openwave Systems Inc., (“Openwave”) is a leading independent provider of open standards software products and services for the telecommunications industry. We provide software and services to mobile and wireline carriers, Internet service providers (“ISP’s”), broadband providers, and handset manufactures. Our customers use our products and technologies and leverage our deep industry experience and knowledge to continuously innovate and deliver differentiated services that enhance the user experience for their subscribers. Our product development is focused on: client software, mobile infrastructure software anchored by wireless application protocol (“WAP”) and Open Mobile Alliance (“OMA”) standards, and messaging applications software built around a flexible Internet-Protocol (“IP”) messaging core.

Our software products comprise client software, that resides on mobile phones; mobile infrastructure software which comprises the foundation software required to enable internet connectivity to mobile phones and to build a set of services for mobile phone users; and messaging application software which enables end-users to exchange electronic mail and multimedia messages from personal computers, wireline and mobile phones, and provides end-users with spam and virus protection.

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in June 1999. Our principal executive offices are located at 1400 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.openwave.com, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference to this report.

Acquisition

We continue to pursue our business plan to grow our revenues and income through organic growth and strategic acquisitions. To that extent, on July 30, 2004, we completed the acquisition of Magic4 Ltd. (“Magic4”), a leading provider of messaging software for mass-market mobile phones, for total consideration of $82.6 million. We are integrating Magic4 into our client software operation. With this addition, we have strengthened our position as one of the leading open standards-based software provider for data phone manufacturers. Browsing and messaging are the core engines that power advanced mobile data services today. This acquisition deepens our relevance on the mobile phones while enabling manufacturers to deliver an intuitive user experience as operator service requirements evolve.

Industry

Industry Growth and Opportunities

We operate in both the mobile and wireline markets of the telecommunications industry. Within the mobile market, we partner with mobile operators and device manufacturers to deliver innovative and differentiated data services and next-generation mobile phones. Within the wireline market, we offer our modular, highly scalable IP-based messaging platform and complementary professional services to wireline service providers; broadband cable suppliers, digital subscriber line (“DSL”) operators, ISPs, and telecommunication providers.

Mobile Market

The mobile market continues to face a multitude of service and technological transitions, which has created a complex and challenging environment for the operators and vendors who serve the mobile market. Key technological transitions include the transition from second generation (“2G”) circuit-switched networks to third-generation (“3G”) IP-based networks. The number of advanced wireless data subscribers, those on 2.5G and 3G networks, rose sharply from 76 million in March 2003 to 133 million in March 2004 according to research from EMC World Data Metrics.

New data services are emerging and being actively deployed by service providers who are striving to increase revenue through, among other strategies, increased mobile data usage. Basic download services are improving as next generation networks and mobile phones enable the delivery of animation, color content and polyphonic ringtones, while games are becoming richer and more entertaining as mobile content providers develop applications for Java-capable devices. Location technologies may be used to launch innovative new applications, such as finding the nearest restaurant location, while person to person messaging is expanding beyond the basic text messaging, as operators offer email, and photo- and multimedia-messaging services. The number of networks deploying Multimedia Messaging Services (“MMS”), has gained rapid market acceptance, growing from 135 networks in March 2003 to 219 networks in March 2004, per EMC World Data Metrics. The mobile phone market has grown and is expected to continue to grow as indicated by research published by a number of leading telecommunications industry market research firms:

•	The number of operators with commercial Code Division Multiple Access 2000 (“CDMA2000”) 1x networks grew from 49 in March 2003 to 75 in March 2004 (Source: EMC World Data Metrics, 2004).

•	US carriers are starting to invest more heavily in 3G networks, a signal that they are relying on them for future revenue with the average revenue per user for voice calls declining. The monthly average revenue per subscriber from voice calls in 2007 will be $42.12 down from $51.36 per subscriber last year (Source: Yankee Group, 2004).

•	Sales of camera phones increased from 25 million units in 2002 to 88 million units in 2003 (Source: Merrill Lynch, 2004).

•	There will be 5.3 million 3G subscribers in Western Europe by the end of December 2004 with the number of customers to increase rapidly to reach 240 million by 2009 (Source: Analysis, 2004).

•	Wireless data services will grow to more than $110 billion by 2007 (Source: Ovum, 2004).

The introduction of higher quality and feature-rich mobile phones (color screens, cameras and other multimedia applications) has raised mobile phone users’ expectations. We expect basic “silo-ed” services from downloads to location and presence to multimedia messaging will become more integrated and intuitive which should help drive usage and revenues. Therefore, we believe mobile phone operators will be looking for ways to provide subscribers with multiple applications and personalized services with an intuitive user experience.

Wireline

The wireline market has continued to grow due to the wider adoption of broadband services lead by cable and DSL services. This trend is exhibited by:

•	The number of homes using high-speed Internet service in the United States growing to 25 million today and with an expected 35 million by year’s end (Source: Ovum, 2004).

•	Future growth of worldwide broadband Internet subscriptions are expected to grow from 97 million at the end of 2003 to 187 million at the end of 2005 (Source: Ovum, 2004)

•	The number of consumer mailboxes world wide rose 21% from 434 million in 2002 to 524 million in 2003 (Source: IDC, 2004)

Spam and Anti Virus

In both wireline and mobile markets, operators must deploy a more effective antispam and antivirus solution to ensure the usage of new services is not delayed or slowed down due to consumers’ frustrations with spam and viruses. Spam is growing so fast that it actually jeopardizes the future of broadband communications. Short message service (“SMS”) customers are also starting to receive spam. As a result, outbound abuse protection is now as important as inbound protection. Phishing is a prime example; phishing attacks use ‘spoofed’ emails and fraudulent web sites designed to fool recipients into divulging personal financial data. By hijacking the trusted brands of well-known banks, online retailers and credit card companies, these criminals are able to convince up to 5% of recipients to respond to them.

In order to successfully realize these new growth opportunities in both the mobile and wireline markets, we believe operators seek the right technology and expertise to develop new revenue generating data services with a better user experience that will attract and retain subscribers.

The Openwave Solution

Our customer relationships position us well to benefit from the growth of mobile data services, broadband, messaging and anti-abuse opportunities. We sell our software products worldwide, primarily to communications service providers, including wireless and wireline telecommunications operators and cable operators, as well as mobile phone manufacturers. We also provide our communication service provider customers with professional services that enable them to rapidly adopt our technology and bring wireless and wireline Internet-based services and applications to market. Our professional services focus on those areas where our products interface with our customers’ internal systems such as billing, provisioning and customer care. We have a team of professionals who work with leading mobile operators and mobile phone manufacturers around the world at all stages of development and implementation of wireless services

Our strategy is to simplify the deployment and innovation of data services by delivering a client/server architecture which focuses on dramatically improving the user experience. We achieve this in three core areas: integrating the experience across multiple services, phones and technologies; enhancing the experience with new features and capabilities; and protecting the experience from spam and viruses. Our approach is aligned with operators’ needs, giving operators the control, customization, influence, and ability to customize their service offerings they want on both the mobile phone and on their networks.

Our products allow communication service providers to offer new revenue-generating data services such as photo and video messaging; application downloads including games and music, and location-based services such as identifying a mobile phone user’s location in emergency situations. In addition, mobile phone manufacturers can use our products such as our browser and application products for exchanging multimedia messaging, to build highly differentiated mobile phones and services for the widest range of mobile phones.

We believe our strategy will help our customers drive incremental subscriber revenues and increase subscriber loyalty while transitioning to a world of personalized data services, multiple applications and open standards-based networks.

We believe that we are well positioned to benefit from the growth in both the mobile and wireline markets due to our relationships with more than 70 mobile operators, including 16 of the top 20 global mobile operators; 51 mobile phone manufacturers, including four of the top five global manufacturers; and 29 broadband operators, including nine of the top 15 broadband operators in North America. As data offerings become a more important role in driving overall growth coupled with the number of higher quality and feature-rich mobile phones rising, we believe there are growth opportunities for our software and services in the following areas:

•	Subscribers’ requirements for a better user experience. Our software helps operators enhance their subscribers’ user experience and along with our professional services offerings, we help operators design their architecture and services with the subscriber in mind leading to a personalized user experience that helps operators attract and keep subscribers and drive usage of their services.

•	Demand for software in the data phone category. Browser-enabled data phones are expected to comprise approximately 90% of all phones shipped in 2004 (Source: Ovum, 2004). Of these, one third will be advanced “feature” phones, combining data and messaging applications with advanced features like embedded cameras.

•	Reduction in infrastructure complexity. As the scale of transactions continues to grow, operators are demanding more than just software from providers: we believe the market is migrating from software within managed systems towards low-maintenance packaged systems, such as those we provide.

•	Data center integration of voice, text and photo/video messaging applications. It is too expensive to maintain three or four unique architectures that don’t interoperate and drive revenue among each other. As a result, request for proposals by service providers for IP-based mobile messaging have grown significantly in the last six months. As these systems become open, the need for anti-abuse technology like spam and virus protection will also become more prevalent.

We believe that the increased dependence on email services, the need for spam and virus detection, remote access to corporate intranets, and the rise of services such as ring tones, games and messaging on mobile phones, will provide us the opportunity to further benefit from demand for our software and services.

Our agreements with our communication service provider customers grant them nonexclusive licenses to use our software in connection with providing mobile data services to their subscribers. Pricing and payment terms for licenses are usually negotiated with each customer based upon subscriber count or transaction capacity. Products are generally licensed under a perpetual license model or under a monthly or quarterly time-based license model. In addition, we typically provide fee-based maintenance and support services to our customers, under which customers receive error corrections and support.

Products and Services

Our products are modular and based on open standards, providing our customers the ability to choose, mix and match the right products and technologies to bring usability to the mobile services they offer subscribers. Our technology and products are designed to work on multiple mobile phones and technologies regardless of the brand of mobile phone or the type of service operators select to roll out to their subscribers. Our product portfolio includes offerings in the areas of client software for mass-market mobile phones, mobile infrastructure products and messaging application products for the communications industry. We also have a professional services group who work with our customers around the world at all stages of development and implementation of wireless services. For financial information about our operating segment and geographic areas, see Note 5 to our Consolidated Financial Statements.

Client Software Products

Our client software includes our flagship Openwave Mobile Browser, designed and optimized for mobile phones, our Openwave Mobile Messaging Client, our Openwave Phone Suite Version 7, and our Openwave Mobile SDK:

•	Openwave Mobile Browser is a micro-browser designed and optimized for use in mass-market mobile phones to provide a rich, easy-to-use subscriber experience. The Openwave Mobile Browser has shipped on over 600 million mobile phones, is compliant with mobile Internet standards and supports a wide variety of mobile phones, networks and languages.

•	Openwave Mobile Messaging Client is a flexible and feature rich application that enables users to send and receive MMS messages containing text, music, graphics, photos and other media types within a single message. It also allows operators to offer new services such as photo messaging. The Openwave Mobile Messaging Client is designed to drive mobile data usage by supporting a common user experience between messaging, browsing, address book and other phone applications. With the recent acquisition of Magic4, Openwave’s MMS software now ships on 60 different handsets representing over 20 manufacturers.

•	Openwave Phone Suite Version 7 (“Phone Suite V7”) brings together our browsing and messaging clients with a standards-based graphical application framework, enabling operators and manufacturers to offer differentiated, customized and easy-to-use services on mass market feature phones. The Phone Suite V7 platform emphasizes customizability, giving operators and manufacturers more control over the user interface, and the ability to create a more consistent look and feel across the entire mobile phone. 10 leading manufacturers have licensed and plan to use Phone Suite V7 in phones scheduled to ship during this year, including Motorola, Siemens and Sagem.

•	Openwave Mobile SDK is a software development kit for developers and content providers seeking to build applications and content for the mobile Internet, primarily via WAP.

With the acquisition of Magic4, we have further strengthened our client portfolio in client messaging software for mobile phones.

Mobile Infrastructure Software Products

Our mobile infrastructure software products contain the foundation software required to enable Internet connectivity to mobile phones and the functioning of a set of applications for mobile users that allows subscribers to provision their own phones, use their phones to take pictures, message each other, download music, games and ringtones, and find the nearest movie theater or coffee shop. These products include Openwave Mobile Access Gateway, Openwave Device Manager, Openwave Download Manager, and the Openwave Location Manager.

•	Openwave Mobile Access Gateway (“MAG”) is a carrier-class infrastructure software for exchanging data between the wireline Internet and wireless mobile phones. Our market-leading gateway software includes advanced features such as WAP Push, security, billing support and differentiated classes of service. Now in its sixth generation, this product represents the heart of our mobile data services offering, providing an integrated WAP1 and WAP2 Gateway. As a result of customer demand for managed systems, we expect to continue to move towards supplying operators with more packaged systems in 2005.

•	Openwave Device Manager is a flexible, extendable, centralized provisioning solution for over-the-air provisioning of wireless mobile phones.

•	Openwave Download Manager is a content delivery solution that provides a platform for communication service providers to offer subscribers the capability to download a wide variety of media objects to their mobile phones, such as games, ringtones and enterprise Java applets. Premium content delivery is a growing initiative in the market. We will be delivering digital rights management technology in both our Phone Suite V7 and our download technology in 2004 to enable premium content delivery.

•	Openwave Location Manager is a software solution for the delivery of global emergency and commercial location-based services. Openwave Location Manager Emergency Edition supports a majority of U.S. e911 deployments and future Europe E112 deployments. Openwave Location Manager Commercial Edition supports the insertion of location intelligence into voice, SMS, WAP and MMS-based applications, works with any network and positioning determination equipment, and provides a secure interface for third-party applications and privacy management.

Messaging Applications Products

Our messaging applications products enable end users to exchange electronic mail, voicemail and multimedia messages from PC’s, wireline telephones and mobile phones. Our messaging applications products include Openwave Email Mx, Openwave Email Gx, Openwave Multimedia Messaging Services Center, and Openwave Voice Messaging. We are starting to see IP mobile messaging accelerate in mobile environments.

•	Openwave Email Mx is a messaging platform for multiple service creation utilized for email, mobile email, business messaging, voicemail, photo messaging and MMS. Built on a complete, highly scalable, IP infrastructure, the Email Mx Messaging Platform permits operators to leverage their investment to extend beyond email into other types of messaging, either via a complete solution from Openwave or integration with third-party messaging applications.

•

Openwave Multimedia Messaging Services Center (“MMSC”) is the direct result of the integration of our historical development efforts in mobile access gateways and email server technologies. Offering a flexible and feature rich multimedia-messaging platform, the MMSC allows operators to deliver services such as video messaging, personalized web applications, and rich third- party content. With our client software and our MMSC software, operators can enhance the user experience for mobile messaging services and applications. Operators can deliver these services across entire subscriber bases, from legacy mobile phone users, to new mobile phone users and to those who interact with multimedia messaging services by email, while also launching with customized clients to enhance the service with photo albums, printing and blogging.

•	Openwave Edge Gx is designed to prevent messaging abuse before it gets into operators’ networks. Designed specifically for broadband and wireless communications service providers, Openwave Edge Gx delivers protection at the edge of the network for both inbound and outbound traffic.

•	Openwave Voice Messaging is an application that delivers voicemail over IP networks. This product is designed to take advantage of the shift of voice traffic to IP networks. IP voicemail is moving from incubation to the next phase of deployments. Operators can recognize significant cost savings and new application flexibility by moving to open, IP-based voicemail infrastructure and away from proprietary legacy solutions.

Professional Services and Maintenance and Support Services

Our products and our customers’ networks are complex, requiring experienced and knowledgeable professional services, support, and training to provide advanced solutions to our customers. Our support organization provides both 24-hour maintenance and support services to our operator customers and maintenance and engineering support services to wireless device manufacturers, who have ported our Openwave Mobile Browser and other device applications to their wireless mobile phones. In addition, we provide consulting services to communication service providers who license our software and engage us to perform integration services relating to commercial launches of our technology, as well as value-added services that are designed to improve the end-to-end consumer experience, which we believe will increase adoption rates for wireless data services. As of June 30, 2004, we had 288 employees in our professional services and maintenance and support organizations.

Research and Product Development

Our ability to meet our customer’s expectation of innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development. Our research and development expenses were $93.3 million, $115.1 million and $135.1 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, we had 448 employees engaged in research and product development activities.

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

Our technology is designed for deployment on very large-scale networks. Our customers require highly scalable systems, tools for monitoring and managing systems and other features specific to the size, scale and performance characteristics of their networks and service offerings. Our technology is designed with these requirements in mind and includes features such as:

•	The ability to segment and structure data for high performance access, enabling a much larger number of supported users;

•	The ability to replicate directory information for increased performance and reliability;

•	The ability to perform certain management and operations activities on the systems without downtime;

•	Implementation techniques that utilize multi-process, multi-threaded architectures to enable efficient utilization of multiple CPU UNIX servers.

Client Software Technology

Our client software technology is designed to be embedded in limited-function mobile phones, such as mass-market mobile phones, and to minimize hardware resource requirements. The technology includes multiple applications, such as browsing and messaging, and platform support to enable the correct and efficient operation of these applications in a wide variety of mobile phones.

Mobile Access Gateway Technology

We have designed MAG to be modular, expandable, flexible, scalable and reliable. Using an architecture based on scalable, object-oriented technology, MAG typically runs on a large, distributed set of servers. MAG is intended to meet the stringent performance, scalability and reliability requirements of communication service providers. MAG implements OMA specifications for communications with mobile phones and other mobile terminals including standards ratified by the OMA.

Messaging Platform Technology

We have developed a scalable platform for building messaging and other Internet-standard, data intensive applications. Our platform is based on a partitioned cluster architecture, which enables excellent scalability and performance across a wide variety of configurations. Our Internet messaging technology implements a wide variety of messaging standards, including SMTP, MIME, IMAP4, POP3, and VoiceXML. The message storage subsystem is designed to reliably and efficiently store, organize and retrieve a variety of messaging media types, including text, graphics, voice, audio and facsimile.

Directory Technology

Many of our products require access to common information, such as a user name, password, phone number or email address. Our directory technology has a core database that contains the common information, and a set of high-speed replicas of that information. By using multiple replicas, the common information can be repeatedly accessed in a reliable and efficient manner. The replicas support the industry-standard Lightweight Directory Access Protocol (“LDAP”), so that third-party applications can access the information contained within the directory by using this standard format.

Standards

We believe the growth and development of standards is key to our success and the success of our industry. Therefore, we take an active role in a number of industry standards organizations including the OMA, the World Wide Web

Consortium (“W3C”), CDMA Developer Group, 3G Americas, and Mobile Entertainment Forum among others. In addition, the Third Generation Partnership Projects (“3GPP” and “3GPP2”), which are the 3G standards organizations for the Global System for Mobile Communication (“GSM”) and CDMA, respectively, represent strategic standards for our products.

Sales, Marketing and Customer Support

We sell our products through both a direct sales force and third-party resellers. As of June 30, 2004, we had 309 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support. Our third-party resellers are strategic alliance partners such as Cap Gemini, HP, IBM and Siemens.

International sales of products and services accounted for 59%, 60% and 68% of our total revenues for our fiscal years ended June 30, 2004, 2003 and 2002, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions.

We believe that customer service and ongoing technical support are an essential part of the sales process in the telecommunications industry. Senior management and assigned account managers play an important role in ongoing account management and relationships. We believe maintaining focus on these customer relationships will enable us to improve customer satisfaction and develop products to meet specific customer needs.

Developer Marketing

We actively recruit content and application developers to our platform and make available to them free of charge our software development kit, Openwave Mobile SDK. We also provide them with free membership in the Openwave Developer Network, free email-based support and the opportunity to participate in the Openwave Developer Alliance Program.

The Openwave Developer Network promotes a select group of our content and application developers as members and we help aggregate a variety of content through this extensive network. We screen applications and content from the Developer Programs based on the availability and quality of the content or applications produced by the candidates. We perform joint marketing activities with Developer partners, as well as provide introductions between them and our wireless communication service providers.

Partners

We partner with leading companies including HP, IBM, Lucent, Siemens and others that expand our reach and capabilities, maintain our company-wide focus on increasing customer satisfaction and improving the end user experience.

Competition

The market for wireless and wireline Internet standards-based infrastructure and applications software products and services continues to be intensely competitive. In addition, the widespread and increasing adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce new products that compete with our software products.

We expect that we will continue to compete primarily on the basis of quality, technical capability, breadth of product and service offerings, functionality, price and time to market.

In the client products market, our competitors include Access, Microsoft, Nokia, Symbian, and Teleca Systems. In the mobile infrastructure software products market, our competitors include Comverse, Ericsson, LightSurf, LogicaCMG, Nokia, Qualcomm and 7.24 Solutions. In addition, we have competitors within the location products market, which include Ericsson, Intrado, Nokia and Siemens. In the messaging applications products market, our competitors include Comverse, Critical Path, Ericsson, iPlanet, LogicaCMG and Nokia. In addition, we have competitors within the antispam and antivirus market, such as Ironport.

Intellectual Property Rights

Our performance depends significantly on our ability to protect our intellectual property and proprietary rights to the technologies used in our products. If we are not adequately protected, our competitors could use the technologies that we have developed to enhance their products and services, which could harm our business.

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

Employees and Executive Changes

As of June 30, 2004, we had 1,265 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

In July 2004, we promoted Joshua Pace to Chief Financial Officer (“CFO”). He previously served as Chief Accounting Officer since April 2003 and has served as Vice President of Finance since 2001. Prior to Openwave, Mr. Pace held several finance positions, including senior vice president and CFO of M2Networx, vice president of finance at Covad Communications and executive director of finance at US West Communications.

In April 2004, Ken Denman was appointed to the Board of Directors. Mr. Denman currently serves as Chairman of the Board and Chief Executive Officer of iPass and has more than 20 years of experience in the telecommunications and IT industries.

Item 2.    Properties

Our principal office is located in Redwood City, California, where we lease a 283,000 square foot building under a 12-year lease that commenced in the fourth quarter of the fiscal year ended June 30, 2001. In addition, we have two options to extend the lease for five years each. We also have other facility leases in other locations in the United States and throughout the world.

Item 3.    Legal Proceedings

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of June 30, 2004.

Commercial Dispute.

One of the Company’s resellers, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration did not include a specific demand for damages. The Company had asserted arbitration counterclaims alleging that Intrado used the Company’s technology to develop a competing service. In August 2004, the Company entered into a confidential settlement agreement with Intrado, which had no material impact on the results of the Company’s reported result of operations. As of June 30, 2004, the Company had accrued for the settlement of the litigation in the accrued liabilities on the Company’s Consolidated Balance Sheet.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed for quotations on the Nasdaq National Market under the symbol OPWV. On October 21, 2003, the Company completed a one-for-three reverse split of its common stock. All share and per share data in the financial statements presented herein have been adjusted to reflect this change. The following table sets forth the fiscal periods indicating the high and low closing sales prices for our common stock.

Stock price by quarter	High	Low
Fiscal year ended June 30, 2004
First quarter	$15.66	$5.79
Second quarter	$14.55	$9.80
Third quarter	$16.99	$10.96
Fourth quarter	$13.75	$8.61

Fiscal year ended June 30, 2003
First quarter	$15.18	$1.80
Second quarter	$9.27	$1.38
Third quarter	$7.02	$3.45
Fourth quarter	$8.31	$4.41

As of August 13, 2004, there were 805 holders of record of our common stock. We have not paid any dividends and currently intend to retain future earnings for reinvestment in our business or the repurchase of outstanding shares of our common stock. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

On August 2, 2004, we issued 2,271,446 shares of Openwave common stock, $54.2 million in cash and a $3.8 million loan note in connection with our acquisition of Magic4. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) because the California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California Corporations Code to issue the securities.

On October 4, 2002, we issued approximately 53,667 unregistered shares in the purchase of infrastructure software technology from Personity, Inc. We believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) or another applicable exemption.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected Consolidated Statements of Operations data for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000 and the selected Consolidated Balance Sheet data as of June 30, 2004, 2003, 2002, 2001 and 2000 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm. Additionally, certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

You should also consider that on November 17, 2000, we merged with Software.com, Inc. in a transaction that was accounted for as a pooling-of-interests. As of the merger date, Software.com changed its fiscal year end to June 30 to conform to our fiscal year-end. Software.com’s consolidated financial statements for the year ended June 30, 2000 were combined with our consolidated financial statements for the same period. Software.com’s unaudited results of operations for the six months ended December 31, 1999 included revenues of $29.0 million, expenses of $37.2 million and net loss of $8.2 million. An adjustment has been made in stockholders’ equity as of June 30, 2000 to eliminate the effect of including Software.com’s unaudited results of operations for the six months ended December 31, 1999 in both the years ended June 30, 2000 and 1999.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data for fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2004	2003	2002	2001	2000
Selected Consolidated Statements of Operations Data:
Total revenues	$290,791	$267,955	$364,832	$469,068	$148,268
Total cost of revenues	81,066	77,777	117,038	116,480	47,210
Gross profit	209,725	190,178	247,794	352,588	101,058
Total operating expenses	230,225	383,217	1,496,533	1,054,354	410,516
Operating loss	(20,500)	(193,039)	(1,248,739)	(701,766)	(309,458)
Loss before cumulative effect of a change in accounting principle	(29,851)	(202,411)	(1,260,758)	(689,994)	(288,257)
Cumulative effect of a change in accounting principle	—	(14,547)	—	—	—
Net loss	$(29,851)	$(216,958)	$(1,260,758)	$(689,994)	$(288,257)
Basic and diluted net loss per share:
Before cumulative effect of a change in accounting principle	$(0.48)	$(3.41)	$(21.84)	$(12.51)	$(6.18)
Cumulative effect of a change in accounting principle	—	(.25)	—	—	—
Basic and diluted net loss per share	$(0.48)	$(3.66)	$(21.84)	$(12.51)	$(6.18)
Shares used in computing basic and diluted net loss per share	62,310	59,314	57,731	55,142	46,640

	As of June 30,
	2004	2003	2002	2001	2000
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$269,771	$172,684	$214,199	$348,493	$523,007
Long-term investments and restricted cash and investments	72,047	61,466	102,311	41,873	20,700
Total assets	476,508	367,451	530,712	1,726,722	2,361,225
Convertible subordinated debt, net and redeemable preferred stock	146,542	—	—	754	3,319
Total stockholders’ equity	$173,032	$182,278	$392,896	$1,557,953	$2,192,376

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management’s Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction with Item 1 Business which provides Management’s view of our products, services, and business strategy, Item 8 Financial Statements and Supplementary Data which contains our consolidated financial statements and notes thereto, and the Risk Factor section contained later in this Item 7.

Our total revenues for the fiscal year ended June 30, 2004 increased by $22.8 million or 8.5% from $268.0 million for the fiscal year ended June 302, 2003 to $290.8 million. The increase in revenues reflected increases in sales of our client software product and services, our infrastructure software and services, and our services, which were partially offset by decreases in our application software and services and our project/systems revenues. The increase in sales of our client software and services were primarily generated by the continued growth of our customers’ shipments of mobile phones. The increase in the sales of our infrastructure software and services was primarily the result mobile phone users increased adoption and usage of mobile data through our wireless carrier customers. Revenue from our application software and services decreased due to price compression resulting from increased price competition in the market. The increase in services revenues primarily attributed to an increase in the number of custom and extended solutions projects we have engaged in as well as an increase in services provided in relation to our product upgrades on our existing technology and other value-added services to our customers.

Out total operating expenses decreased by $153.0 million or 39.9% from $383.2 million for the fiscal year ended June 30, 2003 to $230.2 million for the fiscal year ended June 30, 2004. The decrease in our operating expenses was primarily due to the realization of our cost savings from our three restructurings that occurred in the fiscal years 2003 and 2002 related to our reduced headcount and reduced facility costs and our continued efforts to reduce operation costs.

Corporate Governance and Internal Controls

We have historically considered our policies and procedures relating to our corporate governance and internal controls over financial reporting a high priority and will continue to do so. We believe that our accounting policies are prudent and provide a clear and accurate view of our financial performance. As of June 30, 2004, we have made significant progress in our efforts to comply with the Sarbanes-Oxley Act, including Section 404 thereof, and anticipate that we will meet all requirements within the applicable time frames as specified by the Sarbanes-Oxley Act.

We have formed a Disclosure Committee, comprised primarily of senior financial and legal personnel, which helps to ensure that our internal controls over financial reporting, and financial results and disclosures, are complete and accurate. Prior to the release of our financial results, representatives of our senior management team review our operating results, key accounting policies and estimates with our Audit Committee, which is comprised solely of independent members of our Board of Directors.

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2 Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

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

Another critical judgment that we make involves the “fixed or determinable” criterion. We consider payment terms where arrangement fees are due within 12 months from delivery to be normal. Payment terms beyond 12 months from delivery are considered extended and not fixed or determinable. For arrangements with extended payment terms, arrangement fee revenues are recognized when fees become due, assuming all other revenue recognition criteria have been met. In arrangements where fees are due within one year or less from delivery, we consider the entire arrangement fee as “fixed or determinable.”

For contracts accounted for under SOP No. 81-1, we believe we are able to reasonably estimate, track, and project the status of completion of a project, and therefore use the percentage of completion method as our primary method for recognizing revenue. We also consider customer acceptance our criteria for substantial completion. Use of estimates requires management to make judgments to estimate the progress to completion, (see Risk Factors).

Certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the number of subscribers to which the customer has committed to purchase under the license agreement. Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers. In these cases, we defer revenue equal to the Vendor Specific Objective Evidence (“VSOE”) of maintenance and support of the total commitment for the estimated life of the software. This additional deferral of maintenance and support revenue results in a smaller amount of residual license revenues to be recognized upon delivery.

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. If such reports are not received in a timely manner, we estimate the revenue based on historical reporting trends, if possible.

During the year ended June 30, 2002, we entered into a significant contract with a service partner, under which we ported our software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner resold our products and engaged in other joint activities. We recognized porting services revenues from this contract as project/systems revenues in our Consolidated Statement of Operations as the services were performed. With our adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, during the quarter ended December 31, 2002, we separated the reseller and porting activities related to the project and recognized reseller revenues separately as they were earned. Cumulative revenues recognized may have been less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference was recognized as either unbilled accounts receivable or deferred revenue. In accounting for project/systems revenue, we recognized revenue as the services were proportionally performed. As of June 30, 2004, the project was completed and all related project revenues were recognized.

During the year ended June 30, 2004, we entered into a significant contract with a communication services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, we agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third party software and hardware; maintenance and support and new version coverage; third party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third party software; and, managed services for ongoing operational support of the software system/solution. We determined we have a single accounting unit as defined in EITF Issue No. 00-21. We will recognize revenue using the proportional performance method initially assuming a zero profit margin, as we believe we can not reasonably estimate project completion status at June 30, 2004, but we believe profitability is reasonably assured. We use labor hours incurred as a percentage of total estimated labor hours in determining the proportional performance on the project. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. During the year-ended June 30, 2004, we recognized $5.0 million in systems revenues on this arrangement and which was classified as project/systems revenues in the our Consolidated Statement of Operations. As of June 30, 2004, direct and incremental costs of $5.7 million on the arrangement incurred in excess of non-contingent revenue were deferred and were classified within prepaid and other current assets, as we have enforceable contractual rights to recover such costs, anticipate recognition of a profit margin on this project as future revenues are recognized, and view such costs as an investment in the remainder of the contract.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the anticipated non-payment of contractual obligations to us.

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer is specifically identified as uncollectible, the total customer receivable is reduced by the customer’s deferred revenue balance resulting in the net specific identified reserve, and we discontinue recognition of revenue from that arrangement until cash is received. In addition, we maintain a general reserve for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Impairment Assessments

(a)  Goodwill and intangible assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Prior to the adoption of SFAS No. 142, goodwill and the identified intangible assets were amortized on a straight-line basis over three to five years. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. We have no intangible assets with indefinite useful lives. Goodwill is tested for impairment in the Company’s fiscal third quarter. SFAS No. 142 also requires that we amortize other intangible assets over their respective finite lives up to their estimated residual values.

With the adoption of SFAS No. 142 on July 1, 2002, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. While goodwill is tested for impairment in our fiscal third quarter, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. We have impaired our goodwill and intangible assets during the fiscal years ended June 30, 2003 and 2002, (see Note 6(f) to our consolidated financial statements).

(b)  Strategic investments

We perform an impairment assessment of our strategic equity investments on a quarterly basis. In performing the impairment assessment, we consider the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency, and its access to future capital. During the fiscal year ended June 30, 2004 there were no impairments to our strategic investments. In the prior fiscal years ended June 30, 2003 and June 30, 2002, we recorded impairment charges of $5.3 million relating to three investments and $5.6 million relating to four investments, respectively. These impairment charges are recorded within impairment of non-marketable equity securities in our Consolidated Statements of Operations. As of June 30, 2004, the remaining book value of our investments in non-marketable equity securities was approximately $1.1 million and was recorded within deposits and other assets in our Consolidated Balance Sheets.

Restructuring—related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate representing the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). We have estimated that the lease loss for the fiscal year 2003 and fiscal year 2002 restructuring plans could be as much as $25.4 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. The actual severance and employment-related charges incurred during fiscal year 2004 for all restructuring plans were higher than our initial estimates by $0.3 million.

Summary of Operating Results for Fiscal Years ended June 30, 2004, 2003 and 2002

Revenues

We generate four different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project/systems revenues are derived from a porting services project and systems revenues which are comprised of packaged solution elements which may include our software licenses, professional services, third-party software and hardware.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the years ended June 30, 2004, 2003 and 2002 include Sprint and KDDI. Sales to Sprint accounted for 8%, 13% and 5% of total revenues during the years ended June 30, 2004, 2003 and 2002, respectively. Sales to KDDI accounted for 5%, 11% and 20% of total revenues during years ended June 30, 2004, 2003 and 2002, respectively. No other customers accounted for 10% or more of total revenues for the fiscal years ended June 30, 2004, 2003 and 2002.

The following table presents the key revenue financial metric information for the fiscal years ended June 30, 2004, 2003 and 2002, respectively (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2004 from FY 2003	Percent Change FY 2003 from FY 2002
	2004	2003	2002
Revenues
License	$145,668	$143,034	$238,796	1.8%	(40.1)%
Maintenance and support services	84,163	78,530	76,273	7.2%	3.0%
Professional services	47,015	27,048	44,484	73.8%	(39.2)%
Project/Systems	13,945	19,343	5,279	(27.9)%	266.4%

Total revenues	$290,791	$267,955	$364,832	8.5%	(26.6)%

Percent of revenues
License	50.1%	53.4%	65.5%
Maintenance and support services	28.9%	29.3%	20.9%
Professional services	16.2%	10.1%	12.2%
Project/Systems	4.8%	7.2%	1.4%

Total revenues	100.0%	100.0%	100.0%

License Revenues

License revenues remained relatively flat for fiscal year 2004 as compared to fiscal year 2003, but decreased by 40.1% during fiscal year 2003 as compared to fiscal year 2002. The overall decrease in fiscal year 2003 as compared to fiscal year 2002 was primarily attributed to the economic downturn that significantly affected the telecommunications market, which resulted in a reduced number and value of new contracts and a decrease in the subscriber adoption rate over the prior year. In addition, increased competition, particularly in Europe, caused a further decline in license revenues.

Maintenance and Support Services Revenues

The increase in maintenance and support services revenues of 7.2% and 3.0% in the fiscal year 2004 and 2003, respectively, compared to the respective prior fiscal years due to the growth of our customers’ subscriber base and our ability to maintain contractual renewal rates of existing customer agreements.

Professional Services Revenues

Professional services increased 73.8% for fiscal year 2004 as compared to fiscal year 2003, but decreased 39.2% for fiscal year 2003 as compared to fiscal year 2002. The increase in 2004 as compared to the prior fiscal year was primarily attributed to an increase in the number of custom and extended solutions projects as well as an increase in services provided in relation to our product upgrades on our existing technology and other value-added services to our customers. The decrease in 2003 as compared to the prior fiscal year was primarily due to the decrease in the number of commercial launches of our technology by our customers.

Project/Systems Revenues

Project/Systems revenues generated in fiscal year 2002 comprised revenue recognized under our porting systems arrangement with a service partner under which we recognized revenues up until the third quarter of fiscal year 2004 when the porting project was substantially complete. In the fourth quarter of fiscal year 2004 we derived $5.0 million from systems revenues which are comprised of packaged solution elements which may include our software licenses, our professional services, and third-party software and hardware. We expect to recognize revenue from system revenues in fiscal years 2005 and 2006 as performance milestones are met.

Other Key Financial Revenue Metric

Other key financial revenue metric includes our disaggregated revenues by product groups. The disaggregated revenues by product group for the fiscal years ended June 30, 2004, 2003, and 2002 were as follows (in thousands):

	Fiscal Year ended June 30,
	2004	2003	2002
Revenue by product groups:
Client software and services	$53,110	$40,392	$22,250
Infrastructure software and services	118,110	104,116	175,968
Application software and services	58,479	78,200	116,028
Services	47,147	25,904	45,307
Project/Systems	13,945	19,343	5,279

	$290,791	$267,955	$364,832

Client software and services revenue continued to increase in fiscal year 2004 as compared to fiscal year 2003 as our customers’ shipments of mobile phones continues to grow. Infrastructure software and services increased in fiscal year 2004 as compared to fiscal year 2003 as mobile phone users increased their adoption and usage of mobile data through our wireless carrier customers. Application software and services decreased in fiscal year 2004 as compared to fiscal year 2003 primarily due to price compression resulting from increased competition. The increase in services revenues in 2004 as compared to the fiscal year 2003 was primarily attributable to an increase in the number of custom and extended solutions projects we had engaged in as well as an increase in services provided in relation to our product upgrades on our existing technology and other value-added services to our customers.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the fiscal years ended June 30, 2004, 2003 and 2002, respectively (in thousands):

	Year Ended June 30,			Percent Change FY 2004 from FY 2003	Percent Change FY 2003 from FY 2002
	2004	2003	2002
Cost of Revenues
License	$7,783	$7,882	$54,633	(1.3)%	(85.6)%
Maintenance and support Services	24,588	28,972	30,848	(15.1)%	(6.1)%
Professional services	38,816	23,554	26,849	64.8%	(12.3)%
Project/Systems	9,879	17,369	4,708	(43.1)%	268.9%

Total cost of revenues	$81,066	$77,777	$117,038	4.2%	(33.5)%

Cost as a percent of related revenues
License	5.3%	5.5%	22.9%
Maintenance and support Services	29.2%	36.9%	40.4%
Professional services	82.6%	87.1%	60.4%
Project/Systems	70.8%	89.8%	89.2%

Gross margin per related revenue
License	94.7%	94.5%	77.1%
Maintenance and support Services	70.8%	63.1%	59.6%
Professional services	17.4%	12.9%	39.6%
Project/Systems	29.2%	10.2%	10.8%

Total gross margin	72.1%	71.0%	67.9%

Cost of License Revenues

Cost of license revenues consists primarily of the following: third-party license and related support fees; amortization of customer contract and relationship intangible assets related to our prior acquisitions; and costs associated with our Applications Service Provider (“ASP”) business that we determined during the fourth quarter of fiscal 2001 would be exited, and a majority of the costs were completed by the end of the second quarter of fiscal year 2002.

Costs of license revenues during fiscal year 2004 as compared to fiscal year 2003 remained relatively flat and was comprised of an increase in royalty costs of $1.4 million associated with anti-virus and anti-spam products, offset by a decrease in amortization of customer contract and relationship intangibles in the amount of $0.9 million and other charges of $0.6 million.

Cost of license revenues decreased by $46.8 million in fiscal year 2003 as compared to fiscal year 2002 due to a decrease in the amortization of customer contract and relationship intangible assets in the amount of $10.0 million, the impairment of developed and core technology of $31.4 million in fiscal year 2002, a decrease in charges of $4.8 million associated with the exiting of the ASP business in fiscal year 2002, and a decrease in other costs of $0.6 million.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers.

The decrease in maintenance and support services costs for the comparative periods resulted from a decrease in labor, overhead, and other employee costs due to a decrease in our average headcount of 22 employees and 31 employees for the comparative periods in fiscal years 2003 and 2002, respectively, as a result of our realignment and restructuring efforts. This, along with an increase in revenues due to increased subscriber growth during the comparative periods is responsible for increased margins in this category.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead.

Professional services costs increased by $15.3 million in fiscal year 2004 as compared to the prior fiscal year. During the FY2003 Q1 restructuring, which took place late in the first quarter of fiscal year 2003, we reorganized the professional services departments and sales and marketing departments and focused the activities of the professional services staff more specifically towards consulting activities and away from selling activities. Therefore, during fiscal year 2003, a larger portion of the costs were allocated to sales and marketing operations as compared to fiscal year 2004, increasing the variance between the respective periods by approximately $2.5 million. Additionally, increased demand for our products resulted in an increase of $7.8 million in subcontractor costs, an increase of $2.5 million in total travel costs, an increased utilization of our research and development group resulting in $4.3 million in cross-charges, and an increase in utilization bonus expense of $2.0 million. These increases were off-set by a decrease in salary and other costs of $0.9 million and a departmental cross-charge of $2.9 million to Project/Systems costs of sales.

Professional services expenses decreased by $3.3 million in fiscal year 2003 as compared to fiscal year 2002 primarily due to a decrease in our average headcount of 52 employees during fiscal year 2003 as compared to fiscal year 2002 and an increase in deferred charges related to professional services of $1.4 million in fiscal year 2003 as compared to fiscal year 2002. The deferred charges were capitalized within prepaid and other current assets as of June 30, 2003 in our Consolidated Balance Sheet. These reductions in the professional services expenses were partially offset by higher consulting costs that were allocated into professional services expenses in fiscal year 2003 due to the reorganization previously discussed.

Professional services gross margin increased from 12.9% in fiscal year 2003 to 17.4% during fiscal year 2004. The increase in the margin was primarily due to improved operational performance in our services organization. We expect the professional services gross margin to continue to fluctuate as revenue is recognized based on completion of milestones.

Professional services gross margin decreased from 39.6% in fiscal year 2002 to 12.9% during fiscal year 2003. This decrease in margin was primarily due to lower revenues associated with the slowdown in the telecommunications market, the timing of revenue and expense recognition on certain multiple-element arrangements, as well as the realignment of the sales force during the first quarter fiscal year 2003 restructuring.

Cost of Project/Systems Revenues

The fiscal year 2004 margin increased to 29.2% from 10.2% in fiscal year 2003. The increase was primarily due to an increase in the margin related to the porting service project, on the which the margin was 43.4% in fiscal year 2004 as compared to 10.2% in the prior fiscal. The increase in the margin on the porting services project was the result of our recognition of revenue, which had previously been deferred, upon completion of certain project milestones. This increase was offset by the recognition of systems revenue during our fiscal fourth quarter of approximately $5.0 million which was recognized with no margin, (see Critical Accounting Policy). The costs incurred related to the systems revenue comprised $2.9 million of professional services and $2.1 million of third-party hardware costs. Once we are able to estimate the cost of completion for this systems arrangement, we expect to recognize a margin on this systems arrangement.

Operating Expenses

We reduced costs and expenses to better align our resources with revenue opportunities anticipated in the current information technology market. During fiscal year 2003, we announced two separate restructurings and in fiscal year 2002, we announced one restructuring. The restructurings reduced our workforce at the time of the restructurings by approximately 12%, 24% and 17%, respectively. The cost benefits associated with the restructurings were primarily realized during the latter part of fiscal year 2003 and fiscal year 2002, respectively. Average overall headcount decreased by 355 people in fiscal year 2004 as compared to fiscal year 2003 and decreased by 392 people during fiscal year 2003 as compared to fiscal year 2002. In addition to the restructurings, we also reduced variable costs across the company as a result of discretionary spending controls.

The following table represents operating expenses for the three fiscal years ended June 30, 2004, 2003 and 2002, respectively (in thousands):

	Fiscal Year ended June 30,
	2004	Percent Increase (Decrease)	2003	Percent Increase (Decrease)	2002
Research and development	$93,260	(19.0)%	$115,119	(14.8)%	$135,136
Sales and marketing	97,765	(15.1)%	115,199	(28.5)%	161,046
General and administrative	33,355	(29.0)%	46,998	(16.8)%	56,470
Restructuring and other costs	2,426	(97.4)%	93,117	146.8%	37,732
Stock-based compensation	3,150	(14.4)%	3,681	(75.2)%	14,866
Amortization and impairment of goodwill and intangible assets	269	(96.8)%	8,317	(99.2)%	1,090,713
In-process research and development	—	(100.0)%	400	—	—
Merger, acquisition and integration costs	—	(100.0)%	386	(32.3)%	570

Total operating expenses	$230,225	(39.9)%	$383,217	(74.4)%	$1,496,533

Percent of revenues
Research and development	32.1%	(10.9)	43.0%	6.0	37.0%
Sales and marketing	33.6%	(9.4)	43.0%	(1.1)	44.1%
General and administrative	11.5%	(6.0)	17.5%	2.0	15.5%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development. We believe that investments in research and development, including recruiting and hiring of software developers, are critical to remain competitive in the market place and are directly related to continued timely development of new and enhanced products. While we continue to focus our attention on research and development, we undertook initiatives during our restructuring efforts to redistribute some of our research and development work offshore as well as increase our use of outside consultants.

As a result of our continued restructuring efforts and resource realignments, our average research and development headcount decreased by 160 employees during the fiscal year 2004, resulting in a decrease in salary and other salary-related costs of $16.4 million for the year as compared to the prior fiscal period. Bonus expense also decreased by $1.9 million due to reduced headcount and fewer retention bonuses. Lower headcount also resulted in lower employee development and staffing costs by $0.4 million. As a result of our restructuring and other costs savings initiatives, we renegotiated several of our agreements with outside vendors and effectively reduced our telecommunications and connectivity costs by $0.9 million. Asset depreciation and amortization costs decreased by $2.2 million for the current period as compared to the prior fiscal year and continues to decrease as existing assets become fully depreciated. Allocation costs also decreased by $10.0 million during the current year period, as compared to the respective prior fiscal period due to a $5.7 million decrease in costs allocated in as a result of lower headcount and overhead from restructuring efforts as well as lower depreciation and information technology (“IT”) costs, and an increase in allocated costs out primarily to the Professional Services organization of $4.3 million for services provided on extended and custom solutions projects. The overall decrease was partially offset by a $2.5 million increase in contingent workers expense due primarily to the use of contractors as a short term solution to meet customer commitments and an overall decrease in the allocation of certain employee expenses out to other departments of $7.4 million in the current fiscal year compared to the respective prior year period and are comprised primarily of those costs associated with project revenues.

As a result of our restructuring efforts, average research and development headcount decreased by 111 employees during the year ended June 30, 2003 compared to the prior fiscal period. The decrease in headcount resulted in a $6.6 million decrease in salaries and other salary-related costs for the comparative period. In addition, the transition of certain employees to departments associated with project revenues decreased total research and development expenses by $10.0 million. We also incurred lower overall facility and IT department charges of $6.8 million due to the restructurings and other cost saving measures, as well as lower other overall costs of $3.6 million. The overall decrease was offset primarily by a $0.5 million increase in contingent workers expense due primarily to our decision to outsource certain projects to companies located in other countries such as India; and an overall increase in bonus expense of $6.5 million.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

Our average sales and marketing headcount decreased by 123 employees during the year ended June 30, 2004, resulting in a decrease in salary and other salary-related costs of $13.1 million for the year as compared to the prior fiscal period. This decrease was offset in part by an increase in our reliance on contingent workers by $0.9 million as well as an increase in outside services and other costs of $1.6 million. In addition, commission expense was higher by $6.5 million due to increased sales. Lower overall headcount and other cost savings initiatives resulted in lower travel costs of $2.6 million, lower telecommunication and connectivity costs of $1.6 million, lower marketing costs of $0.4 million and lower asset depreciation expense of $1.1 million. Finally, bonus expenses also decreased by $1.0 million overall. As part of our reorganization, our professional services staff focused more on consulting activities rather than general selling activities resulting in lower overall professional services expenses being allocated to sales and marketing activities in fiscal year 2004 as compared to fiscal year 2003. This reorganization resulted in a decrease in allocated consulting costs of $2.5 million during the current fiscal year compared to the prior year. Finally, our overall allocations decreased by $4.1 million primarily as a result of lower overall headcount and other costs savings initiatives.

As a result of our restructuring efforts, average sales and marketing headcount decreased by 174 employees during the fiscal year 2003 compared to fiscal year 2002 resulting in a $17.3 million decrease in salaries and other salary-related costs for the year as compared to the prior fiscal period. The transition of certain employees to departments associated with project revenues decreased total expenses by $0.4 million. We also incurred lower overall facility and IT department charges of $14.3 million as a result of the restructuring, as well as lower other overall costs reductions of $10.6 million as a result of our cost cutting efforts. Employee staffing development charges decreased primarily due a decrease in recruiting fees of $2.4 million. We also decreased our dependence on contractors leading to a decrease of $1.3 million in contingent worker expense. Finally, commission expense decreased $1.6 million as a result of lower overall revenue. The overall decrease was offset primarily by an increase in bonus expense of $2.1 million.

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

General and administrative expenses decreased by approximately $13.6 million in fiscal year 2004 as compared to fiscal year 2003. The decrease in expenses was due in part to a reduction in our average headcount of 37 employees as a result of the continuation of our restructuring and costs cutting efforts which lead to a savings in salaries and other related costs of approximately $3.8 million during fiscal year 2004 as compared to the prior fiscal year. The lower overall headcount also decreased the need to purchase new and replacement equipment and combined with many of the existing assets becoming fully depreciated during fiscal 2004 resulted in lower overall depreciation expense of $6.5 million. In addition, bonus expenses decreased by approximately $4.5 million due to certain incentive targets not being reached in the current fiscal year which were reached in the prior fiscal year and the absence of certain executive retention bonuses paid in the prior fiscal year. Operational efficiencies lead to lower legal and other costs of $3.0 million. Bad debt expense also decreased by approximately $4.4 million due to improved cash collections, reducing the aging of our accounts receivables, and the collection of several accounts that had previously been written off, which included the receipt of approximately $1.1 million from the resolution of certain bankruptcy proceedings. These decreases were primarily offset by an $8.6 million decrease in allocated costs out to other departments related to lower facility and IT costs incurred as the company continued its cost savings measures.

During fiscal year 2003 our average general and administrative headcount decreased by 31 employees compared to the prior fiscal year, as a result of our restructuring efforts. The decreased headcount translated to a $0.9 million decrease in salaries and other salary-related costs as compared to the prior fiscal period. Other costs savings efforts resulted in a decrease in recruiting fees of $2.9 million, a decrease of $1.9 million in cost for outside contractors, and a decrease of $2.8 million in other overall costs. The provision for doubtful accounts decreased $7.6 million as a result of the net accounts receivable balance decrease of approximately $34.4 million and improved cash collections. This decrease was offset by an increase in bonus expense of $6.6 million.

Restructuring and Other Costs

As a result of our change in strategy and our desire to improve our cost structure, we initiated three separate restructurings during the years ended June 30, 2003 and 2002, (see Restructuring-related assessments under Critical Accounting Policies.) These restructurings included the fiscal year 2003 fourth quarter restructuring (“FY2003 Q4 Restructuring”), the fiscal year 2003 first quarter restructuring (“FY2003 Q1 Restructuring”), and the fiscal year 2002 restructuring (“FY2002 Restructuring”).

The FY2003 Q4 Restructuring was announced during the quarter ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in the Company’s workforce of approximately 200 employees. The majority of these reductions were completed by December 31, 2003. In connection with the implementation of the restructuring plan, during the fiscal year ended June 30, 2004, the Company incurred an additional $0.5 million in facilities, $0.9 million in severance and $0.8 million in fixed asset impairment charges to bring the total restructuring cost to approximately $10.8 million. The restructuring charges included facility costs of $1.3 million, equipment costs of $2.9 million, severance and employment related charges of $6.5 million and other restructuring related costs of

$0.1 million. This restructuring effort lead to approximately $10 million of realized cost savings during the fiscal year ended June 30, 2004. Of the $0.8 million remaining restructuring accrual at June 30, 2004, we expect to pay $0.5 million through June 30, 2005 and $0.3 million during the three years ending June 30, 2008.

The FY2003 Q1 Restructuring was announced during the quarter ended September 30, 2002 and included the consolidation of products within three core product groups: client software and services, application software and services, and infrastructure software and services. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 480 employees. In connection with the implementation of this restructuring plan in fiscal year 2004, the Company incurred additional facility charges of $0.6 million, offset by a decrease of $0.6 million in severance as a result of changes in certain estimates. Restructuring cost totaled approximately $82.2 million, including facility costs of $52.1 million, fixed asset impairments of $12.2 million, severance and employment related charges of $17.6 million and other restructuring related costs of $0.3 million. This restructuring effort lead to approximately $25 to $30 million in total cost savings of which approximately 26% was realized in cost of revenues, 40% in research and development activities, 23% in sales and marketing activities and 11% in general and administrative activities. Of the remaining $42.6 million accrual at June 30, 2004, we expect to pay $6.6 million through June 30, 2005 and $36.0 million from July 2005 through April 2013.

The FY 2002 Restructuring was announced during the quarter ended December 30, 2001 as a result of our desire to improve our cost structure and profitability. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 400 employees. In connection with the implementation of the restructuring plan, during fiscal year 2004, the Company incurred an additional $0.8 million in charges primarily as a result of changes in the estimates of sublease income to bring the total restructuring costs to $38.8 million. Other related costs totaled $1.9 million which were primarily associated with the accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included facility costs of $20.3 million, fixed asset impairments of $5.4 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. The restructuring effort led to $25 to $30 million in total savings, of which approximately 10% was realized in cost of revenues, 35% was realized in the research and development departments, 30% in the sales and marketing departments and 25% in the general and administrative departments. Of the remaining $5.9 million accrual as of June 30, 2004, we expect to pay $3.5 million through June 30, 2005 and $2.4 million through various dates to November 2012.

The following table summarizes the future payments for the remaining fiscal years 2003 and 2002 restructuring liabilities (in thousands):

Year ending June 30,	Net Cash Payable
2005	$10,449
2006	7,610
2007	6,502
2008	5,160
2009	4,145
Thereafter	15,401

$49,267

Stock-Based Compensation

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, options issued to non-employees and restricted stock granted to executives and other employees at exercise prices below the current fair value of our stock.

The following table summarizes stock-based compensation expense by category (in thousands):

	Years Ended June 30,
	2004	2003	2002
Stock-based compensation expense by category
Research and development	$890	$1,202	$8,856
Sales and marketing	524	510	822
General and administrative	1,736	1,969	5,188

	$3,150	$3,681	$14,866

Stock-based compensation expense decreased $0.5 million during the fiscal year ended June 30, 2004 as compared to the prior fiscal year. We issued restricted stock grants that resulted in deferred stock-based compensation that totaled approximately $3.0 million and $1.8 million during the fiscal years ended June 30, 2004 and 2003, respectively. In addition, during fiscal year 2003, we reversed $1.7 million of stock-based compensation expense due to the termination of research and development employees prior to the vesting of their respective options. Stock-based compensation expense decreased by $2.2 million, excluding the reversal, as a result of fiscal year 2003 stock-based compensation expense including the recognition of a significant portion of the deferred stock-based compensation from past acquisitions in accordance with the accelerated amortization policy as prescribed in FIN No. 28.

Stock-based compensation expense decreased $9.4 million during fiscal year 2003, excluding the reversal, as compared to the respective prior fiscal year, primarily due to a higher proportion of amortization of deferred stock-based compensation attributable to prior acquisitions being charged to stock-based compensation expense in fiscal year 2002 in accordance with the accelerated amortization policy as prescribed in FIN No. 28.

Amortization and Impairment of Goodwill and Intangible Assets

Amortization and impairment of goodwill and intangible assets, In-process research and development, and cumulative effect of change in accounting principle for the fiscal years ended June 30, 2004, 2003 and 2002 were (in thousands):

	Fiscal Year ended June 30,
	2004	2003	2002
Amortization of goodwill	$—	$—	$497,661
Amortization of acquisition-related contract intangibles(a)	1,488	2,141	—
Amortization of developed and core technology(a)	1,575	1,818	13,988
Amortization of other intangible assets	269	272	6,188
In-process research and development(b)	—	400	—
Impairment of goodwill and intangible assets(c)	—	8,045	618,272
Cumulative effect of change in accounting principle(d)	—	14,547	—

Total amortization and impairment of goodwill and intangible assets	$3,332	$27,223	$1,136,109

(a) Amortization of acquisition-related contract intangible assets and developed and core technology is included in cost of license revenue in our Consolidated Statements of Operations. We amortize the contract intangible assets on a pro-rata basis over the period that the related contractual revenue is recognized. The developed and core technology assets are amortized on a straight-line basis over three to five years. Prior to our adoption of SFAS No. 142 on July 1, 2002, we amortized goodwill and other intangible assets on a straight-line basis over a three- to five-year period.

During the year ended June 30, 2002, we performed two separate impairment analyses and recorded a total impairment charge to the remaining goodwill on the acquisitions acquired prior to June 30, 2002 of $618.3 million. During the year ended June 30, 2003, we performed an additional impairment analysis on the goodwill acquired in the acquisition of SignalSoft and recorded $8.0 million in impairment charges. The impairment charges for both years were reported in “Amortization and impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations. As of June 30, 2004, we have $723,000 in goodwill, and in accordance with SFAS No. 142, the goodwill will not be amortized, but will be tested for impairment in the future which may result in future impairment losses.

The decrease in total amortization of goodwill and other intangible assets for years ended June 30, 2004 and 2003, as compared to their respective prior fiscal years, was primarily due to the impairment of goodwill and intangible assets during fiscal year 2002.

(b) In-process research and development represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was expensed when we acquired SignalSoft, and was reflected in our Consolidated Statements of Operations for the year ended June 30, 2003.

(c) $31.4 million for the impairment of developed and core technology related to acquisitions completed prior to June 30, 2002, was recorded in cost of license. In addition to the discussion above regarding the impairment of goodwill and intangible assets, see “Critical Accounting Policies and Judgments—Impairment Assessments” for further discussion.

(d) During the year ended June, 30, 2003, we adopted SFAS No. 142 and recognized a transitional impairment of $14.5 million, which was reported as a cumulative effect of change in accounting principle.

During the year ended June 30, 2003, we completed an acquisition of a business, SignalSoft, for $63.9 million. At September 30, 2002, we had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in our market capitalization through September 30, 2002, as well as our announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of our goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test, we determined that none of our long-lived assets have been impaired under SFAS No. 144. We concluded that we are a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization under SFAS No. 142. Considering the significant decrease in our market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the three months ended December 31, 2002 related to finalization of the purchase price allocation, the goodwill related to these adjustments was fully impaired during the three months ended December 31, 2002. The impairment of the goodwill resulted in impairment charges of $8.0 million for the year ended June 30, 2003 and was classified as amortization and impairment of goodwill and intangible assets in our Consolidated Statements of Operations.

During the year ended June 30, 2002, prior to the adoption of SFAS No. 142, we performed two separate impairment analyses as a result of changes within the telecommunications industry that led to reductions in our forecasted revenue. The triggering events for the quarters ended December 31, 2001 and June 30, 2002 include the restructuring plan that was announced during the quarter ended December 31, 2001 and the significant decrease in our market capitalization during the quarter ended June 30, 2002. For the December 31, 2001 impairment analysis, assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For the June 30, 2002 analysis, to the extent that cash flows were not identifiable at the product level, we assessed impairment at the enterprise level. If the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amount of the assets, we recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeded the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3% during the quarter ended December 31, 2001 and 22.6% during the quarter ended June 30, 2002. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the risk-free rate, the expected return on the market portfolio and our risk-based rate. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”

As a result of the impairment analyses, we recorded a $618.3 million impairment charge during the fiscal year ended June 30, 2002 within amortization and impairment of goodwill and intangible assets in our Consolidated Statements of Operations. The $17.4 million of goodwill and intangible assets remaining on our balance sheet at June 30, 2002 consisted of goodwill and intangible assets related to the Ellipsus acquisition. Upon the adoption of SFAS No. 142 as of July 1, 2002, $14.5 million of goodwill related to the Ellipsus acquisition was recorded as a cumulative effect of change in accounting principle in our Consolidated Statements of Operations.

Merger, Acquisition and Integration-Related Costs

As a result of the SignalSoft acquisition, we recorded merger, acquisition and integration-related costs of $0.4 million for the fiscal year ended June 30, 2003, relating to retention bonuses for employees and other costs incurred solely as a result of the integration. We incurred merger, acquisition and integration-related costs of $0.6 million during the fiscal year ended June 30, 2002 related to professional fees associated with the Software.com merger that was completed in fiscal year 2001.

Interest income

Interest income totaled $4.4 million, $5.9 million and $12.8 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Although our average cash and investments balance increased in fiscal year 2004 as compared to fiscal year 2003, our interest income did not increase correspondingly because the effective interest rate obtained decreased from 2.3% to 1.3% in fiscal years 2003 and 2004, respectively.

Interest expense

We incurred interest expense during the fiscal years ended June 30, 2004, 2003, and 2002 of $4.2 million, $29,000 and $0.5 million, respectively. Interest expense during the year-ended June 30, 2004 was due to the amortization of the debt issuance costs, as well as an interest accrual of 2.75% per annum on the convertible subordinated notes issue September 9, 2003.

Other income (expense), net

Included in other income (expense), net is foreign exchange gain (losses), which totaled $(0.2) million, $1.1 million, and $(0.9) million for the years ended June 30, 2004, 2003 and 2002, respectively. These fluctuations are the result of our exposure to movements in foreign currency rate changes. We use hedges to limit our exposure to these types of movements.

Impairment of non-marketable equity securities

During the years ended June 30, 2003 and 2002, we impaired non-marketable equity securities of $5.3 million and $5.6 million, respectively. The impairments recorded represented three and four strategic investment(s) during the years ended June 30, 2004 and 2003, respectively, (see Item 7 for further discussion).

Income taxes

Income tax expense totaled $9.3 million, $11.0 million and $17.9 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized.

In light of our recent history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of two foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $404.7 million, respectively.

Liquidity and Capital Resources

Operating Lease Obligations and Off-Balance Sheet Arrangements

The balance of our restricted cash and investments at June 30, 2004 was $5.1 million larger than our restricted cash investment balance at June 30, 2003. The increase was primarily due to the restriction of $10.1 million in cash for five of the initial six semi-annual interest payments on our convertible subordinated debt, offset by a $5.0 million decrease in our worldwide collateral obligations as related to our principle commitments on operating leases.

During the year-ended June 30, 2004, we renegotiated the security obligation requirements on our operating lease agreements to remove the stipulation that cash equal to 125% of the letter of credit be restricted and replaced it with a stipulation that only cash equal to 100% of the letter of credit be restricted with the condition that the collateral needed to be invested in certificates of deposits. As of June 30,2004, our principal commitments consisted of obligations outstanding under operating leases, as well as our convertible debt obligations.

In March 2000, we entered into a lease for approximately 280,000 square feet of office space in Redwood City, California (“Redwood City Lease”). The Redwood City Lease terms commenced in April 2001, and required a base rent of $3.25 per square foot per month increasing by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date. The agreement required that we provide a letter of credit in the amount of $16.5 million. In addition we have $0.8 million in letters of credits primarily related to facilities located outside of the Redwood City headquarters. The restricted cash on the operating lease commitments are earning an annual interest rate of approximately 1.9% as of June 30, 2004, and the resulting income earned is not subject to any restrictions.

In addition, during the year ended June 30, 2004, we issued $150 million of 2 3/4 % convertible subordinated notes. As part of the debt issuance, we were required to place in escrow treasury strips at face value whose principal and related interest earned would be used to pay the first six semi-annual payments. The restricted cash and investments held in escrow under these agreements total $10.1 million and are earning an annual interest rate of approximately 1.6% as of June 30, 2004, and the resulting income earned is restricted.

Except for the operating lease obligations discussed above, we do not have any off-balance sheet arrangements as of June 30, 2004.

The following table discloses our gross off balance sheet contractual obligations as of June 30, 2004 (in thousands):

	Payments due during the Fiscal Year ended June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligation:
Gross operating lease obligations	$25,683	$21,142	$20,475	$19,346	$17,929	$71,942	$176,517
Less: contractual sublease income	$(2,999)	$(924)	$(772)	$(526)	$—	$—	$(5,221)
Net operating lease obligations	$22,684	$20,218	$19,703	$18,820	$17,929	$71,942	$171,296
Interest due on convertible subordinated debt	$4,125	$4,125	$4,125	$4,125	$2,063	$—	$18,563
Product purchase commitments	$435	$—	$—	$—	$—	$—	$435

Working capital and cash flows

The following table presents selected financial information and statistics as of June 30, 2004, 2003 and 2002, respectively (in thousands):

	As of June 30,
	2004	Percent change	2003	Percent change	2002
Working capital	$251,419	98.5%	$126,662	(34.9)%	$194,710

Cash and cash investments:
Cash and cash equivalents	231,509	66.1%	139,339	(1.0)%	140,699
Short-term investments	38,262	14.7%	33,345	(54.6)%	73,500
Long-term investments	44,663	14.0%	39,195	(51.0)%	79,962
Restricted cash	27,384	23.0%	22,271	(0.3)%	22,349

Total cash and investments	$341,818	46.0%	$234,150	(26.0)%	$316,510

	Fiscal Year ended June 30,
	2004	2003	2002
Cash used for operating activities	$(47,802)	$(57,839)	$(32,032)
Cash provided by (used for) investing activities	$(23,246)	$53,527	$29,677
Cash provided by (used for) financing activities	$163,218	$2,952	$(19,070)

We obtained a majority of our cash and investments prior to fiscal year 2004 through prior public offerings. We intend to use cash provided by such financing activities for general corporate purposes, including potential future acquisitions or other transactions. In addition, we received approximately $145.0 million from the issuance of our

$150 million convertible subordinated notes during the year-ended June 30, 2004. While we believe that our current working capital and its anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the mean time, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working Capital

The increase in working capital of 98.5% for the year ended June 30, 2004 as compared to the prior fiscal period was primarily the result of the cash received from the convertible debt issuance during fiscal year ended 2004, offset by cash used in operations. The decrease in working capital of 34.9% for the year-ended June 30, 2003 as compared to the prior fiscal period was primarily do to cash used in operations.

Cash used for operating activities

During the years ended June 30, 2003 and 2002, we incurred charges related to our restructuring as a result of our desire to change our strategy and to improve our cost structure and profitability. The restructuring resulted in $19.4 million, $26.6 million and $16.0 million of cash used in operations for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Excluding restructuring, the cash used in operating activities totaled $28.4 million, $31.4 million, and $16.0 million for the years ended June 30, 2004, 2003 and 2002, respectively.

During the year ended June 30, 2004, our revenue increased by $22.8 million, and our accounts receivable increased by $14.2 million compared to the prior fiscal year. Operating costs decreased since the prior year ended June 30, 2003 as a result of a decrease in average headcount of 355 employees. Furthermore, we received a settlement that resulted in a $3.6 million prepayment of sublease rental income during the year-ended June 30, 2004. However, these cash inflows were offset by a one-time charge of $1.3 million related to a foreign jurisdiction tax audit of one of our customers, net cash outflow of $5.7 million due to prepaid contract expenses related to a contract for which revenue will be recognized in the future within the Project/Systems line item on the Statement of Operations, and lower overall accounts receivable collections than the prior fiscal year period.

During the year ended June 30, 2003, our revenue decreased by $96.9 million, and our accounts receivable decreased by $33.9 million, which was used to fund our operations, as compared to the prior year. Operating costs decreased since the prior year ended June 30, 2002 as a result of a decrease in average headcount of 392 employees, but the cash flow from accounts receivable was less than the previous year leading to an increase in the cash flow used in operating activities, without the effect of restructuring, of $31.4 million.

During the year ended June 30, 2002, our revenue decreased by $104.2 million as compared to the prior fiscal year leading to a decrease in accounts receivable of $46.5 million that was used to fund our operations. Our operations included higher salary expense than the prior fiscal period as a result of an increase in average headcount of 81 employees as compared to the prior year. Despite FY 2002 restructuring, average headcount increased during fiscal year 2002 as compared to the prior year since the benefits of reduced headcount associated with the restructuring did not occur until the later part of fiscal year 2002. We ended the June 30, 2002 year with a decrease in our cash used in operations, without the effect of restructuring, of $16.0 million.

Cash provided by (used for) investing activities

Cash flows provided by (used for) investing activities during the fiscal years ended June 30, 2004, 2003 and 2002 totaled $(23.2) million, $53.5 million and $29.7 million, respectively.

The decrease in our cash flows from investing activities for fiscal year ended June 30, 2004 as compared to 2003 of $76.8 million primarily comprised purchases of short- and long-term investments and non-marketable equity securities, net of sales of short- and long-term investments of $91.4 million. We purchased additional long-term investments in order to obtain higher interest rate returns on our available cash. Cash used to purchase restricted cash and investments also increased by $5.7 million during the current fiscal year as compared to the prior fiscal year. This increase in restricted cash and investments was primarily related to our debt offering, which required that monies from the debt offering be pledged to secure the initial six semi-annual interest payments, (see Note 7 to our consolidated financial statements). Theses increases in the use of cash were offset by decrease in cash paid of $19.0 million in connection with the acquisition of SignalSoft in fiscal year 2003 and a decrease in the net purchases of property and equipment in fiscal year 2004 of $1.3 million as compared to fiscal year 2003.

The increase of $23.9 million in cash flows for fiscal year ended June 30, 2003 as compared to fiscal year 2002 was comprised primarily of $25.4 million in net proceeds on sales of short- and long-term investments which were made to fund operations, $12.4 million decrease in net purchases of property and equipment in fiscal year 2003 as compared to the prior fiscal period, and lower cash investments in non-marketable equity securities of $2.7 million, offset by $19.0 million in cash paid in connection with the acquisition of SignalSoft in fiscal year 2003 and $2.4 million net decrease in restricted cash and investments and proceeds from the sale of fixed assets.

Cash flows provided by (used for) financing activities

Cash flow provided by financing activities increased by $160.3 million in fiscal year 2004 as compared to the prior fiscal year primarily due to the issuance of convertible debt of $145.0 million during the fiscal year 2004 year and a net increase in proceeds from the exercise of employee stock options compared to the respective prior year period.

Cash flow provided by financing activities increased by $22.0 million in fiscal year 2003 as compared to the prior fiscal year 2002 period as a result of the repurchases of treasury stock of $38.1 million during fiscal year 2002, offset by net proceeds on put warrants (See stock repurchase program discussed below), and lower exercises of employee stock options during fiscal year 2003.

During the year ended June 30, 2002, we announced that our Board of Directors had authorized a stock repurchase program of up to 1.67 million shares of common stock. Any purchases under our stock repurchase program were authorized to be made in the open market, in privately negotiated transactions or through the use of derivative securities. In accordance with the program, we repurchased 233,333 shares at a weighted average of $25.20 on the open market, and we also sold 1.172 million put options that entitled the holder of each option to sell to us, for cash, by physical delivery or net share settlement at our election, one share of common stock at a specified price. The cumulative net proceeds to us from the sale of these put options were recorded as additional paid-in capital of $10.5 million under EITF Issue No. 00-19, “Accounting for Derivative Financial Instrument; Indexed to, and Potentially Settled in, a Company’s Own Common Stock.” Of the 1.17 million put options sold: 333,333 options were exercised, and we acquired the shares as treasury stock for $12.8 million; 333,334 of the put options were called by the holder of the options as a result of our closing price falling below the contractual minimum, and we chose to settle the option by paying $6.6 million and recorded a decrease in additional paid-in capital in accordance with EITF Issue No. 00-19. Prior to the stock dropping below the minimum price, the remaining 500,000 put options were renegotiated to permit physical settlement of the put options upon an early termination event, and we bought 500,000 shares for $19.4 million and recorded the settlement of the put options as treasury stock. Thus, for the year ended June 30, 2002, we repurchased a total of 1.07 million shares under the stock repurchase program at a weighted-average price of $35.70, and we recorded net proceeds from put options of $3.9 million. Management’s authority to purchase any additional shares under our stock repurchase program that was announced in September 2001 has expired. The 1.1 million treasury shares were retired during the first quarter of the fiscal year ended June 30, 2003.

Recent Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.” The adoption of Staff Position No. FAS 129-1 did not have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments.” EITF Issue No. 03-01 includes new guidance on evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are considered to be temporarily impaired. The accounting guidance of EITF Issue No. 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The adoption of EITF Issue No. 03-01 will not have a material impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact to our consolidated financial statements related to SAB No. 104 for the fiscal year ended June 30, 2004.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or referred to in this annual report, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including losses of approximately $29.9 million during the year ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2.0 billion of goodwill impairment and amortization. We currently have net losses and negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations. We will need to generate increases in revenue and continue to manage costs to achieve profitability. We face a number of risks including:

•	our ability to upgrade, develop and maintain our products and effectively respond to the rapid technology change in wireless and broadband communications;

•	our ability to anticipate and respond to the announcement or introduction of new or enhanced products or services by our competitors;

•	the rate of growth, if any, in end-user purchases of data-enabled mobile phones, use of our products, and the growth of wireless data networks generally;

•	the growth of mobile data usage by our customers’ subscribers;

•	the volume of sales of our products and services by our strategic partners, distribution partners and resellers; and

•	general economic market conditions and their affect on our operations and the operations of our customers.

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

We issued $150 million of convertible subordinated notes due September 2008, which we may not be able to repay in cash upon a change of control or at maturity and could result in dilution of our earnings per share.

In September 2003, we issued $150 million of 2¾% convertible subordinated notes due September 9, 2008. The notes are convertible into shares of our common stock at the option of the holder at any time on or prior to the business day prior to maturity. The notes are currently convertible at a conversion price of $18.396 per share, or 54.3596 shares of our common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of specified events. In addition, each holder may require us to purchase all or a portion of such holder’s notes upon the occurrence of specified change in control events. We may choose to pay the repurchase price of the notes in cash or shares of our common stock. We may not have enough cash on hand or have the ability to access cash to pay the notes in cash on a change of control or at maturity. The repurchase of our notes with shares of our common stock or the conversion of the notes into shares of our common stock may result in dilution of our earnings per share.

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launches, market acceptance or implementation by our customers of our products and services;

•	purchasing patterns of and changes in demand by our customers for our products and services and the lack of visibility into the timing of our customers’ purchasing decisions;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved mobile phones;

Our operating results could also be affected by disputes or litigation with other parties, general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise, and general political and economic factors, including an economic slowdown or recession, acts of terrorism or war, and health crises or disease outbreaks.

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

Changes in accounting standards or our accounting policy relating to stock-based compensation may negatively affect our reported operating results.

We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized, the FASB has announced its support for recording expense for the fair value of stock options granted. Please see Note 2 of the Condensed Consolidated Financial Statements for a table displaying the impact to our operating expenses if we were to change our accounting policy in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and retroactively restate all prior periods as if we had adopted SFAS No. 123 for all periods presented. If we elect, or are required, to expense stock-based compensation then such a change will negatively affect our reported operating results.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

Our sales cycle is lengthy, often between six months and twelve months, and unpredictable due to the lengthy education and customer approval process for our products, including internal reviews and capital expenditure approvals. Further, the emerging and evolving nature of the market for data services via mobile phones may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause our stock price to decline.

We depend substantially on the sale of international product licenses. A slow-down in international sales could harm our operating results.

International sale of product licenses and services accounted for approximately 59% of our total revenues for the fiscal year ended June 30, 2004. Risks inherent in conducting business internationally include:

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

Since the cost of developing new technology is high, there are many companies that are experiencing difficulties in obtaining the necessary financing to continue in business. A portion of our sales is derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. Although we have programs in place to monitor and mitigate the credit risk associated with our existing customers, there can be no assurance that such programs will be effective in reducing our credit risk. We have recently experienced losses due to customers failing to meet their obligations, primarily as a result of the weakened financial state of the wireless and telecommunications industry. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

We rely upon a small number of customers for a significant portion of our revenues, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the fiscal year ended June 30, 2004 include KDDI and Sprint. Sales to KDDI accounted for approximately 5% of total revenues during the year ended June 30, 2004. Sales to Sprint accounted for approximately 8% of total revenues during the year ended June 30, 2004. Either of these customers may not continue to generate significant revenues for us and we may be unable to replace these customers with new ones on a timely basis or at all.

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

The market for our products and services is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. Their greater financial resources have enabled, and may continue to enable, them to aggressively price, finance and bundle certain of their product offerings to attempt to gain market adoption or to increase market share. These activities have increased price pressure on us and increased the need for us to partner with larger resellers with broader product offerings and financing capabilities, which may negatively affect our market share and financial performance.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, and Nortel;

•	wireless messaging software providers, such as Comverse, Ericsson, and LogicaCMG;

•	software providers, such as 7.24 Solutions, Critical Path, Intrado, and LightSurf;

•	service providers, such as E-Commerce Solutions;

•	client technology competitors, such as Access, Qualcomm, Symbian, and Teleca;

•	computer system companies such as Microsoft and Sun;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions;

•	antispam and antivirus providers such as Ironport.

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

Qualcomm’s end-to-end proprietary system called “BREW” TM does not use our technology and offers wireless device manufacturers an alternative method for installing applications. Qualcomm’s strong market position in CDMA with its chipsets technology provides them with a position to build the BREW system with CDMA operators. If Qualcomm’s BREW system is widely adopted it could undermine the need for wireless device manufacturers to install our client software and reduce our ability to sell gateways and wireless applications to communication service providers.

Furthermore, the proliferation and evolution of operating system software in smartphones, a market segment backed by corporations with resources greater than ours, such as Microsoft and Nokia, may threaten the market position of our client software offerings as other software becomes more competitive in price.

Our technology depends on the adoption of standards such as those set forth by the Open Mobile Alliance (“OMA”). If such standards are not effectively established our business could suffer. Use of open industry standards, however, may also make us more vulnerable to competition.

We promote open standards in our technology in order to support open competition and interoperability. We aim to achieve this through working together with customers, suppliers and industry participants regarding standardization issues. Through open standards, specifications and interoperability, we hope that the mobile data market achieves enhanced interoperability. We do not exercise control over many aspects of the development of open standards. Our products are integrated with communication service providers’ systems and mobile phones. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. For example Qualcomm’s BREW™ system is a proprietary standard that could create impediments to the integration of our platform products. In addition, large wireless operators sometimes create detailed service specifications and requirements, such as Vodafone Live or DoCoMo iMode, and such operators are not required to share those specifications with us. Failure or delay in the creation of open, global specifications could have an adverse effect on the mobile data market in general and a negative impact on our sales and operating results. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality both as proprietary extensions to the WAP standard and in the area of messaging platforms. Finally, infrastructure providers like Nokia and Ericsson may leverage installed technology and/or wireless device sales to sell end-to-end solutions.

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

If mobile phones are not widely adopted for mobile delivery of data services or if new data services such as mobile messaging are not adopted widely our business could suffer materially.

We have focused a significant amount of our efforts on mass-market mobile phones as the principal means of delivery of data services using our products. If mobile phones are not widely adopted for mobile delivery of data services, our business could suffer materially. End-users currently use many competing products, such as portable computers, PDAs, and smart phones, to remotely access the Internet and email. These products generally are designed for the visual presentation of data, while, until recently, mobile phones historically have been limited in this regard. In addition, the development and proliferation of many types of competing products capable of mobile delivery of data service in a rapidly evolving industry represents a significant risk to the development of a primary standard. If end-users do not adopt mobile phones or other wireless devices containing our browser or client middleware platform as a means of accessing data services, our business could suffer materially.

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

Our communication service provider customers face implementation and support challenges in introducing Internet-based services, which may slow their rate of adoption or implementation of the services our products enable. Historically, communication service providers have been relatively slow to implement new complex services such as data services. In addition, communication service providers may encounter greater customer service demands to support data services via mobile phones than they do for their traditional voice services. We have limited or no control over the pace at which communication service providers implement these new services. The failure of communication service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

If widespread integration of browser technology does not occur in mobile phones, our business could suffer.

All of our agreements with wireless device manufacturers are nonexclusive, so they may choose to embed a browser other than ours in their mobile phones. We may not succeed in maintaining and developing relationships with wireless device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner, in sufficient quantities, or with sufficient quality, if at all.

Our business depends on continued growth in use and improvement of the Internet and customers ability to operate their systems effectively.

The infrastructure, products and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition and operating results could be harmed. Because we are in the business of providing Internet infrastructure software and services, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications and other services. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet’s infrastructure. The Internet has, in the past, experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses and widespread spamming.

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

In addition, to increase the growth in use and improvement of the Internet requires that mobile phone or other wireless device manufacturers produce new mobile phones that contain updated software and functionality that are compatible with our software. There can be no assurance that mobile phone or wireless device manufactures will produce enough mobile phones, meet delivery dates, or produce devices that work properly and are not subject to a high level of recalls. In addition, there can be no assurance that consumers will purchase mobile phones or wireless devices that contain updated software and functionality that are compatible with our software.

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

Our business is becoming increasingly dependent on forming or maintaining strategic alliances with other companies, and we may not be able to form alliances that are important to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, the sales opportunities for our products could deteriorate.

Our success depends in part on our ability to maintain and expand our distribution channels.

Our success depends in part on our ability to increase sales of our products and services through value-added resellers and systems integrators and to expand our indirect distribution channels. If we are unable to maintain the relationships that we have with our existing distribution partners, increase revenues derived from sales through our indirect distribution channels, or increase the number of distribution partners with whom we have relationships, then we may not be able to increase our revenues.

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

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and even if we do, we may not be able to make those investments on acceptable terms, or at all. Further, even if we make investments, we may not gain strategic benefits from those investments. In addition, we may need to record an impairment charge of the strategic investments to our operations.

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

We depend on others to provide content and develop applications for mobile phones.

In order to increase the value to customers of our product platform and encourage subscriber demand for Internet-based services via mobile phones, we must successfully promote the development of Internet-based applications and content for this market. If content providers and application developers fail to create sufficient applications and content for Internet-based services via mobile phones, our business could suffer materially. Our success in motivating content providers and application developers to create and support content and applications that subscribers find useful and compelling will depend, in part, on our ability to develop a customer base of communication service providers and wireless device manufacturers large enough to justify significant and continued investments in these endeavors. In addition, we depend on the wireless device manufacturers to provide quality user-friendly mobile phones that enable the wireless Internet.

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

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for limited arrangements with our browser product and certain limited escrow arrangements with respect to some of our other products, we generally do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products, technology or trademarks. Effectively policing the unauthorized use of our products, technology and trademarks is time consuming and costly, and there can be no assurance that the steps taken by us will prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

Third parties may claim that we infringe their intellectual property or other rights and we may be forced to engage in expensive and time-consuming litigation or take other actions that divert management’s attention and resources from developing our business.

We attempt to avoid infringing intellectual property rights of third-parties in the operation of our business. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third-parties. Because patent applications in certain jurisdictions, such as the United States, are not publicly disclosed until the patent is issued, applications may have been filed which relate to our products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third-party intellectual property rights, we might not be able to obtain licenses, in which case we might not be able to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms in which case we may need to stop marketing and licensing our products.

As the number of our products and services increases and their features and content continue to expand, and as we acquire the right to use technology through acquisitions or licenses, we may increasingly become subject to infringement and other types of claims by third parties. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions, as we have a lower level of visibility into how such technology was developed or otherwise procured. Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grow and the functionality of software products in different industry segments overlaps. In addition, from time to time, we or our customers may become aware of certain third party patents that may relate to our products. If a patent infringement claim is asserted against us, it could be time consuming to defend, result in costly litigation, divert Management’s attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringing or similar technology could have a material adverse effect on our business, financial condition and results of operations.

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

The stock market in general, and the stock prices of companies in our industry in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. Therefore, if a large number of shares of our stock are sold in a short period of time, our stock price will decline. In the past, securities class action litigation has sometimes been brought against companies following periods of volatility in their stock prices. We have in the past and may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our Management’s time and resources, which could harm our business, financial condition, and operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

(a)  Foreign Currency Risk

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains(losses) included in “Interest income and other income, net” in the accompanying condensed consolidated statements of operations totaled $(0.2) million, $1.0 million, and $(0.9) million for the years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, we have forward contracts that have a total notional amount of Euro 7.5 million and GBP 2.0 million that expire during the September 30, 2004 quarter.

(b)  Interest Rate Risk

As of June 30, 2004, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $341.8 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2004 (in thousands):

	Expected maturity date for the year ending June 30		Cost Value	Fair Value
			June 30, 2004 Total	June 30, 2004 Total
	2005	2006
Certificate of Deposit	$219	$—	$219	$219
Corporate Bonds	10,531	7,206	17,737	17,620
Federal Agencies	27,666	37,853	65,519	65,086

Total	$38,416	$45,059	$83,475	$82,925

Weighted-average interest rate	1.42%

Additionally, the Company had $27.4 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of June 30, 2004. $17.3 million of the restricted investments comprised a certificate of deposit to collateralized letters of credit for facility leases. The remaining balance of $10.1 million comprises U.S. government securities pledged for payment of the remaining five semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The weighted average interest rate of the restricted investments was 1.7% at June 30, 2004.

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with related notes and the report of independent registered public accounting firm (KPMG LLP) are set forth on the pages indicated in Item 15.

For quarterly results of operations please see Note (15) Quarterly Financial Data (unaudited) within the Notes to Consolidated Financial Statements.

Item 9.    Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). From April 2003 to June 2004, the Company did not have a CFO. On July 28, 2004, the Company promoted Joshua Pace from Chief Accounting Officer to CFO. We believe that there are always limitations on the effectiveness of any control system, no matter how well conceived and operated. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are being met, however based on the evaluation performed, the CEO and current CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis to information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act.

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

Item 9B.    Other Information

There were no items required to be disclosed in a report on Form 8-K during the fiscal fourth quarter that were not previously reported on Form 8-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Reference is made to the information regarding Directors and Executive Officers appearing under the captions “Election of Directors”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 23, 2004, which information is incorporated herein by reference.

We have adopted a code of ethics that applies to our CEO, CFO, and Corporate Controller. This code of ethics is posted on our Website located at www.openwave.com. The code of ethics may be found as follows: From our main Web page, first click on “Investors” at the left hand side of the page. Next click on “Corporate Governance.” Finally, click on “Code of Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

Item 11.    Executive Compensation

The information appearing under the caption “Compensation of Executive Officers” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 23, 2004, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 23, 2004, is incorporated herein by reference.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2004
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders(1)	11,507	$10.40	5,559
Equity compensation plans not approved by stockholders	1,032	$7.49	1,742

Total	12,539	$10.16	7,301

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of June 30, 2004 there were still options to acquire 13,507 shares with a weighted-average exercise price of $33.19 outstanding under such plans. We assumed all of these options in connection with acquisitions of certain business entities.

Openwave System’s 2001 Stock Compensation Plan.    This plan provides for the grant of non-qualified stock options, restricted stock bonus awards, and rights to acquire restricted stock to employees, directors (including non-employee directors) and consultants. A maximum of 4,068,128 shares of our common stock may be issued under this plan, of which 533,333 shares are reserved for issuance to non-officer employees who exercise an option under this plan. Shares returning to the plan upon cancellation of outstanding options or the unvested portion of restricted stock bonus awards may be made subject to future awards.

This plan is administered by our board of directors, which is entitled to delegate this administration at any time to a board committee or sub-committee designated to administer it. The board or committee that administers this plan has the full power to select the individuals to whom awards will be granted and to make any combination of awards to any participants. The board or committee that administers the plan may set the exercise price for options at, above or below the fair market value of our common stock on the date of grant. Options granted under this plan generally have a term of no more than ten years from the date of grant.

The board or committee that administers this plan may also determine the terms of the awards granted, including the exercise or purchase price for an option or stock purchase right, the number of shares subject to each award, the term of the award, and the vesting and/or exercisability provisions applicable to the award.

If we merge with, or are acquired by, another company, awards outstanding under this plan may be assumed or equivalent awards substituted by our acquirer. However, if our acquirer does not agree to assume or substitute for outstanding awards, the awards shall terminate upon the closing of the merger or acquisition.

As of June 30, 2004, awards to purchase 1,032,263 shares of our common stock were outstanding under the plan at a weighted average exercise price of $7.49 per share. As of June 30, 2004, 1,293,464 shares of our common stock had been purchased or issued pursuant to awards granted under this plan.

This plan will continue in effect until terminated by the board of directors. The board of directors may amend, alter or discontinue the plan, but no amendment, alteration or discontinuation of this plan shall be made without the written consent of a participant, if such participant’s rights would be diminished under any previously granted award.

Item 13.    Certain Relationships and Related Transactions

The information appearing under the caption “Transactions with Management and Directors” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 23, 2004, is incorporated herein by reference.

PART IV

Item 14.    Principle Accounting Fees and Services

Reference is made to the information regarding Principle Accounting Fees and Service appearing under the caption “Audit and Audit Related Fees” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 23, 2004, which information is incorporated herein by reference.

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)  Consolidated Financial Statements and Report of KPMG LLP, independent registered public accounting firm, which are set forth in the Index to Consolidated Financial Statements at page F-1.

(2)  Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q dated November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q dated May 12, 2004).

4.1	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed on August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate, as amended, as amended and restated in its entirety effective June 9, 2003 (incorporated herein by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated herein by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Indenture, dated as of September 9, 2003, among Openwave Systems Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003)

4.5	Registration Rights Agreement, dated as of September 9, 2003, among Openwave Systems Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1	Openwave Systems Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.2	Form of Restricted Stock Purchase Agreement Between the Company and Executive Officers Listed on Exhibit A under the Openwave Systems Inc. 1995 Stock Plan, (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.3	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.4	1999 Directors’ Stock Option Plan and form of stock option agreement (incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K dated September 28, 2001).

Exhibit Number	Description

10.5	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated May 15, 2002).

10.6	Openwave Systems Inc. 2001 Stock Compensation Plan, as amended and restated in its entirety effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.7	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 12, 2004).

10.8	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed on May 12, 2004).

10.9	Form of Restricted Stock Bonus Agreement Between the Company and Executive Officers Listed on Exhibit A under the Openwave Systems Inc. 2001 Stock Compensation Plan, as amended and restated in its entirety effective as of August 7, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.10	New Restricted Stock Bonus Grants to Executive Officers under the Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.49 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.11	Summary of New Restricted Stock Bonus Grant to Chief Executive Officer Under the Company’s 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

10.12	Summary of New Restricted Stock Bonus Grants to Executive Officers Under the Company’s 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

10.13	Summary of Restricted Stock Bonus Grants Made to the CEO and Executive Officers in October 2003 Under The Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on February 17, 2004).

10.14	Summary of Restricted Stock Bonus Grants Made to the CEO and Executive Officers in January 2004 Under The Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on February 17, 2004).

10.15	Summary of Stock Option Grants Made to Independent Directors in January, April and May of 2004 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 12, 2004).

10.16	Employment Agreement dated September 18, 2000 by and between the Company and Don Listwin (incorporated by reference Exhibit 10.18 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.17	Amended and Restated Employment Agreement by and between the Company and Don Listwin dated February 10, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.18	Amendment to Employment Agreement by and between the Company and Don Listwin dated as of February 6, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated February 17, 2004).

10.19	Form of Restricted Stock Agreement by and between the Company and Don Listwin (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q/A filed on February 15, 2001).

10.20	Memorandum Agreement regarding Stock Option Cancellation and Options Agreement by and between the Company and Don Listwin dated August 7, 2002, (incorporated by reference to Exhibit 10.22 on the Company’s annual report on Form 10-K dated September 30, 2002).

Exhibit Number	Description

10.21	Restricted Stock Bonus Agreement by and between the Company and Don Listwin dated December 20, 2002 (incorporated by reference to Exhibit 10.43 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.22	Notices of Stock Option Grant from the Company to Don Listwin (incorporated by reference to Exhibit 10.46 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.23	Form of Time-Sharing Agreement by and between the Company and Dlist, LLC with respect to an airplane time-sharing arrangement (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.24	Termination of Time-Sharing Agreement by and between the Company and Dlist, LLC, with respect to an airplane time-sharing arrangement (incorporated herein by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.25	Amended and Restated Employment Terms Letter Agreement between the Company and Joshua Pace (incorporated by reference to Exhibit 10.48 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.26	Amendment to Employment Terms by and between the Company and Joshua Pace, dated as of July 27, 2004.

10.27	Summary of Restricted Stock Bonus Grant Made to the CFO in July 2004 under The Openwave Systems Inc. 2001 Stock Compensation Plan.

10.28	Offer Letter dated August 25, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.29	Amendment to Offer Letter by and between the Company and Kevin Kennedy dated January 24, 2003 (incorporated by reference to Exhibit 10.41 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.30	Kevin J. Kennedy Transition Employment Agreement made and entered into as of September 22, 2003 between the Company and Mr. Kennedy (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on November 14, 2003).

10.31	Promissory note dated December 26, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.32	Form of Time-Sharing Agreement by and between the Company and Kennedy Aviation LLC with respect to an airplane time-sharing arrangement (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.33	Termination of Time-Sharing Agreement by and between the Company and Kennedy Aviation LLC with respect to an airplane time-sharing arrangement (incorporated herein by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.34	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated January 24, 2003 (incorporated by reference to Exhibit 10.40 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.35	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated May 29, 2003 (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K dated August 28, 2003).

10.36	Promissory note dated August 20, 2001 by and between the Company and Alan Black (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.37	Amended and Restated Employment Terms Letter Agreement between the Company and Steve Peters (incorporated by reference to Exhibit 10.47 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

Exhibit Number	Description

10.38	Amended and Restated Employment Agreement by and between the Company and Allen Snyder dated January 9, 2003 effective May 29, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.39	Amended and Restated Employment Terms by and between the Company and Allen Snyder, dated as of February 6, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated May 12, 2004).

10.40	Restricted Stock Bonus Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.41	Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.45 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.42	Amended and Restated Employment Terms Letter Agreement between the Company and David Hose effective January 9, 2003 (incorporated herein by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.43	Offer letter between the Company and Jon Shantz dated December 3, 2001(incorporated herein by reference to Exhibit 10.36 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.44	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.45	Form of Change of Control Severance Agreement between the Company and the Company’s Named Executive Officers (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.46	Executive Severance Policy dated November 15, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.47	Lease Agreement dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California, by and between the Company and Pacific Shores Center LLC. (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Executive Officer and Chief Financial Officer.

32.1	Certificate of Openwave Systems Inc Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OPENWAVE SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(g) to the consolidated financial statements, effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Mountain View, California

July 30, 2004, except as to the third paragraph in Note 8(b),     which is as of August 9, 2004

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$231,509	$139,339
Short-term investments	38,262	33,345
Accounts receivable, net	78,421	62,907
Prepaid and other current assets	15,694	13,218

Total current assets	363,886	248,809
Property and equipment, net	30,552	44,582
Long-term investments, and restricted cash and investments	72,047	61,466
Deposits and other assets	7,072	6,311
Goodwill	723	723
Intangible assets, net	2,228	5,560

	$476,508	$367,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,697	$3,844
Accrued liabilities	36,679	37,159
Accrued restructuring costs	10,429	18,358
Deferred revenue	60,662	62,786

Total current liabilities	112,467	122,147
Accrued restructuring costs, net of current portion	38,838	48,152
Deferred revenue, net of current portion	1,321	11,004
Deferred rent obligations	4,308	3,870
Convertible subordinated notes, net	146,542	—

Total liabilities	303,476	185,173

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666 shares authorized and zero outstanding as of June 30, 2004 and 2003	—	—
Common stock, $0.001 par value; 333,333 shares authorized as of June 30, 2004 and 2003; 64,558 and 60,414 issued and outstanding as of June 30, 2004 and 2003, respectively	64	60
Additional paid-in capital	2,742,139	2,720,994
Deferred stock-based compensation	(1,991)	(2,185)
Accumulated other comprehensive income (loss)	(736)	52
Notes receivable from stockholders	(204)	(254)
Accumulated deficit	(2,566,240)	(2,536,389)

Total stockholders’ equity	173,032	182,278

	$476,508	$367,451

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2004	2003	2002
Revenues:
License	$145,668	$143,034	$238,796
Maintenance and support services	84,163	78,530	76,273
Professional services	47,015	27,048	44,484
Project / Systems	13,945	19,343	5,279

Total revenues	290,791	267,955	364,832

Cost of revenues:
License	7,783	7,882	54,633
Maintenance and support services	24,588	28,972	30,848
Professional services	38,816	23,554	26,849
Project / Systems	9,879	17,369	4,708

Total cost of revenues	81,066	77,777	117,038

Gross profit	209,725	190,178	247,794

Operating expenses:
Research and development	93,260	115,119	135,136
Sales and marketing	97,765	115,199	161,046
General and administrative	33,355	46,998	56,470
Restructuring and other costs	2,426	93,117	37,732
Stock-based compensation*	3,150	3,681	14,866
Amortization and impairment of goodwill and intangible assets	269	8,317	1,090,713
In-process research and development	—	400	—
Merger, acquisition and integration-related costs	—	386	570

Total operating expenses	230,225	383,217	1,496,533

Operating loss	(20,500)	(193,039)	(1,248,739)
Interest income	4,357	5,884	12,777
Interest expense	(4,163)	(29)	(460)
Other income (expense), net	(206)	1,086	(872)
Impairment of non-marketable equity securities	—	(5,328)	(5,585)

Loss before provision for income taxes and cumulative effect of a change in accounting principle	(20,512)	(191,426)	(1,242,879)
Income taxes	(9,339)	(10,985)	(17,879)

Loss before cumulative effect of a change in accounting principle	(29,851)	(202,411)	(1,260,758)
Cumulative effect of a change in accounting principle	—	(14,547)	—

Net loss	$(29,851)	$(216,958)	$(1,260,758)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.48)	$(3.41)	$(21.84)
Cumulative effect of a change in accounting principle	—	(0.25)	—

Basic and diluted net loss per share	$(0.48)	$(3.66)	$(21.84)

Shares used in computing basic and diluted net loss per share	62,310	59,314	57,731

*Stock-based compensation by category:
Research and development	$890	$1,202	$8,856
Sales and marketing	524	510	822
General and administrative	1,736	1,969	5,188

	$3,150	$3,681	$14,866

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Fiscal Year ended June 30, 2002

(In thousands)

	Common stock		Additional paid-in Capital	Deferred stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Balances as of June 30, 2001	56,691	$57	$2,623,579	$(6,079)	—	$—	$(247)	$(684)	$(1,058,673)	$1,557,953
Issuance of common stock, net of repurchases of unvested shares	1,551	2	17,405	—	—	—	—	—	—	17,407
Issuance of common stock and stock options in acquisitions	1,684	2	111,309	(11,997)	—	—	—	—	—	99,314
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	127	—	127
Non-employee stock-based compensation	—	—	243	—	—	—	—	—	—	243
Stock-based compensation related to restricted stock grants	70	—	3,582	(3,582)	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	124	14,499	—	—	—	—	—	14,623
Acquisition consideration settled in cash	—	—	(2,671)	—	—	—	—	—	—	(2,671)
Purchase of treasury stock	(1,067)	(2)	—	—	1,067	(38,087)	—	—	—	(38,089)
Proceeds from put warrants, net of settlement costs	—	—	3,864	—	—	—	—	—	—	3,864
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,260,758)	(1,260,758)	$(1,260,758)
Foreign currency translation adjustments	—	—	—	—	—	—	137	—	—	137	137
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	746	—	—	746	746

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(1,259,875)

Balances as of June 30, 2002	58,929	$59	$2,757,435	$(7,159)	1,067	$(38,087)	$636	$(557)	$(2,319,431)	$392,896

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Fiscal Year ended June 30, 2003

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Issuance of common stock, net of repurchases of unvested shares	939	$1	$2,799	$—	—	$—	$—	$—	$—	$2,800
Issuance of common stock in acquisitions	54	—	140	—	—	—	—	—	—	140
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	303	—	303
Non-employee stock-based compensation	—	—	27	—	—	—	—	—	—	27
Stock-based compensation related to Restricted stock grants	492	—	1,805	(1,805)	—	—	—	—	—	—
Amortization of stock-based compensation, net	—	—	—	3,654	—	—	—	—	—	3,654
Reversal of deferred stock-based compensation	—	—	(3,125)	3,125	—	—	—	—	—	—
Cancellation and retirement of treasury shares		—	(38,087)	—	(1,067)	38,087	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(216,958)	(216,958)	$(216,958)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(584)	—	—	(584)	(584)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(217,542)

Balances as of June 30, 2003	60,414	$60	$2,720,994	$(2,185)	—	$—	$52	$(254)	$(2,536,389)	$182,278

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Fiscal Year ended June 30, 2004

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount			Shares	Amount
Issuance of common stock, net of repurchases of unvested shares	3,927	$4	$18,189	$—	—	$—	$—	$—	$—	$18,193
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	50	—	50
Stock-based compensation related to restricted stock grants	217	—	2,972	(2,972)	—	—	—	—	—	—
Amortization of stock-based compensation, net	—	—	—	3,150	—	—	—	—	—	3,150
Reversal of deferred stock-based compensation	—	—	(16)	16	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(29,851)	(29,851)	$(29,851)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(788)	—	—	(788)	(788)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(30,639)

Balances as of June 30, 2004	64,558	$64	$2,742,139	$(1,991)	—	$—	$(736)	$(204)	$(2,566,240)	$173,032

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(29,851)	$(216,958)	$(1,260,758)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	23,160	35,081	553,692
Amortization of discount on convertible debt and debt issuance costs	813	—	—
Stock-based compensation	3,150	3,681	12,195
Loss on sale of property and equipment	350	145	712
Impairment of non-marketable equity securities	—	5,328	5,585
Provision for (recovery of) doubtful accounts	(1,333)	3,032	10,630
Impairment of property and equipment—restructuring related	813	14,285	5,339
Impairment of goodwill and intangible assets	—	8,045	618,272
In-process research and development	—	400	—
Deferred income tax	(1,775)	121	(836)
Cumulative effect of a change in accounting principle	—	14,547	—
Changes in operating assets and liabilities:
Accounts receivable	(14,181)	33,947	46,500
Prepaid assets, deposits, and other assets	(708)	508	1,548
Accounts payable	853	(1,715)	(15,825)
Accrued liabilities	372	(17,475)	(703)
Accrued restructuring costs	(17,658)	52,728	14,420
Deferred revenue	(11,807)	6,461	(22,803)

Net cash used for operating activities	(47,802)	(57,839)	(32,032)

Cash flows from investing activities:
Purchases of property and equipment	(7,004)	(8,423)	(20,687)
Proceeds from sale of property and equipment	43	164	—
Restricted cash and investments	(5,113)	629	(1,649)
Acquisitions, net of cash acquired	—	(18,973)	(23)
Investment in non-marketable equity securities	—	(209)	(2,927)
Purchases of short-term investments	(10,119)	(15,630)	(121,545)
Proceeds from sales and maturities of short-term investments	37,054	109,470	219,519
Purchases of long-term investments	(62,688)	(54,122)	(63,011)
Proceeds from sales and maturities of long-term investments	24,581	40,621	20,000

Net cash provided by (used for) investing activities	(23,246)	53,527	29,677

Cash flows from financing activities:
Proceeds from issuance of common stock, net	18,193	2,800	17,407
Proceeds from put warrants, net	—	—	3,864
Purchase of treasury stock	—	—	(38,089)
Payment of notes receivable from stockholders	50	303	127
Proceeds from issuance of convertible debt, net	144,975	—	—
Payments of capital lease obligations	—	(151)	(2,379)

Net cash provided by (used for) financing activities	163,218	2,952	(19,070)

Effect of exchange rate on cash and cash equivalents	—	—	137

Net increase (decrease) in cash and cash equivalents	92,170	(1,360)	(21,288)
Cash and cash equivalents at beginning of year	139,339	140,699	161,987

Cash and cash equivalents at end of year	$231,509	$139,339	$140,699

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,550	$13,088	$14,217

Cash paid for interest	$2,078	$29	$460

Non-cash investing and financing activities:
Common stock issued and options assumed in acquisitions	$—	$140	$111,311

Cancellation and retirement of treasury stock	$—	$38,087	$—

Reclass of long-term investments to short-term investments	$32,167	$54,046	$74,666

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004, 2003 and 2002

(1)    Organization

Openwave Systems Inc. (the “Company”), was incorporated in Delaware in 1994 to develop and market software that enables the delivery of Internet-based services to mass-market wireless telephones. The Company’s software products comprise client software, which includes our mobile phone browser software and architecture software that resides on mobile phones; infrastructure software which comprises the foundation software required to enable internet connectivity to mobile phones and to build a set of applications for mobile phone users; and application software which enables end-users to exchange electronic mail and multimedia messages from personal computers, wireline telephones and mobile phones, and provides end-users with spam and virus protection.

(2)    Significant Accounting Policies

(a)    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On October 21, 2003, the Company completed a one-for-three reverse split of its common stock. All share and per share data in the financial statements presented herein have been updated to reflect this change. Additionally, certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation, including a reclassification of $11.0 million from deferred revenue to deferred revenue, net of current portion at June 30, 2003.

(b)    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

(c)    Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents comprises cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating by Moody’s of A1 or higher or by Standard & Poors of P-1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

The Company classifies its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized. The Company uses the specific-identification method in determining cost in calculating realized gains and losses. The Company invests in short-term and long-term investments with an investment rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher and a maturity of no greater than two years. Short-term investments have maturities of less than one year but longer than 90 days. Investments with remaining maturities greater than one year, are classified as long-term investments. The objective of the Company’s policy is to protect the value of its fixed income investment portfolio while minimizing principal risk.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, the Company analyzes several factors, including: its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables, the Company may record additional provisions for doubtful accounts. The Company records the provision for doubtful accounts in general and administrative expense in the Consolidated Statement of Operations.

(e)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

(f)    Restricted Cash and Investments

Restricted cash and investments comprise restricted cash equivalents and investments in federal agencies and corporate bonds. The restricted cash and investments secure letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and certain covenants required by the Company’s convertible debt (see Note 6(b)).

(g)    Goodwill and Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Prior to the adoption of SFAS No. 142, goodwill and the identified intangible assets were amortized on a straight-line basis over three to five years. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Goodwill and intangible assets are tested for impairment in the Company’s fiscal third quarter. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values, (see Note 6(f)).

SFAS No. 142 requires that intangible assets with finite useful lives be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including goodwill and intangible assets, may not be recoverable. When such events or changes in

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No.144 (See Note 11).

(h)    Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support services, professional services and project/systems revenues. As described in Note 5, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category by the Chief Executive Officer (“CEO”) includes the licensing of the Company’s application software and related maintenance and support services; the licensing of client software and related maintenance and support services; the licensing of infrastructure software and related maintenance and support services; professional services; and project/system revenues, which include porting services with partners, and a significant “managed service” arrangement with a communications service provider. The Company licenses its application software and infrastructure software products primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition, With Respect to Certain Transactions”, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard license arrangement with the Company.

Delivery has occurred.    The Company’s software may be either physically or electronically delivered to the customer. For those products that are delivered physically, the Company’s standard transfer terms are freight on board (“FOB”) shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware. If the Company’s contracts include customer acceptance criteria that the Company has not reliably satisfied at the time of delivery of its software, delivery, for purposes of license, occurs when such acceptance criteria is satisfied. For professional services arrangements with milestones or customer specified acceptance criteria, delivery occurs as services are proportionally performed.

The fee is fixed or determinable.    The Company’s communication service provider customers generally pay a per subscriber fee or a fee for pre-purchased capacity usage of the Company’s products, which is negotiated at the outset of

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New and existing customers go through an ongoing credit review process, which evaluates the customers’ financial positions, their historical payment history, and ultimately their ability to pay. If it is determined prior to revenue recognition that the collection of an arrangement fee is not probable, arrangement revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multi-element arrangement is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and, revenue from professional services is recognized as services are performed. New version coverage revenue is classified as license revenue in the Company’s Consolidated Statements of Operations.

For its new version coverage and maintenance and support services elements, the Company determined that it has sufficient VSOE to allocate revenue to these elements when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or maintenance and support elements, the Company determined that it does not have sufficient VSOE to allocate revenue to these undelivered elements. In this case, provided that these elements are the only remaining undelivered elements in the arrangement, arrangement fees are recognized ratably over the period that maintenance and support and/or new version coverage is provided, assuming all other revenue recognition criteria are satisfied.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. In a multiple element arrangement when services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists for the services. If VSOE of fair value does not exist for the services, then services are not accounted for separately. If the Company provides professional services that are considered essential to the functionality of the

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software products, both the software product revenue and service revenue are recognized applying contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues from these arrangements are recognized under the percentage of completion method using an input method based on the ratio of direct labor hours incurred to date to total projected labor hours except in circumstances where completion status cannot be reasonably estimated or internal hazards exist, in which case the completed contract method is used.

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company less frequently bills the customer one flat fee for licenses and services. In these flat fee contracts, if services are described in the contract such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services, services are accounted for separately, assuming all other revenue recognition criteria are satisfied. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee professional service arrangements, the Company generally measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended June 30, 2002, the Company entered into a significant contract with a service partner, under which the Company ported its software to the service partner’s hardware/software platform in exchange for a predetermined reimbursement rate; the partner resold the Company’s products and engaged in other joint activities. The Company recognized porting services revenues from this contract as project/systems revenues in the Company’s Consolidated Statements of Operations as the agreed upon activities were performed. With the adoption of Emerging Issue Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company separated the reseller and porting activities related to the project and recognized reseller revenues separately as they were earned. Cumulative revenues recognized may have been less or greater than cumulative billings at any point in time during the contract’s term. The resulting difference was recognized as either unbilled accounts receivable or deferred revenue. In accounting for project/system revenue the Company recognized revenue as the services were proportionally performed. As of June 30, 2004, the project was completed and all related project revenues were recognized.

During the year ended June 30, 2004, the Company entered into a significant contract with a communication services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third party software and hardware; maintenance and support and new version coverage; third party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third party software; and, managed services for ongoing operational support of the software system/solution. The Company determined it has a single accounting unit as defined in EIFT Issue No. 00-21. The Company will recognize revenue using the proportional performance method initially assuming a zero profit margin, as the Company believes it can not reasonably estimate project completion status at June 30, 2004, but believes profitability is reasonably assured. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Furthermore, applying the rules of EITF Issue No. 00-21, which limit revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. During the year-ended June 30, 2004, the Company recognized $5.0 million in systems revenues on this arrangement, which was classified as project/systems revenues in the Company’s Consolidated Statement of Operations. As of June 30, 2004, direct and incremental costs of $5.7 million on the arrangement incurred in excess of non-contingent revenue were deferred and were classified within prepaid and other current assets, as the Company has enforceable contractual rights related to such costs, anticipates recognizing a profit margin as future revenues are recognizable, and views such costs as an investment in the remainder of the contract.

Cost of license revenues is primarily comprised of third-party license and related support fees and amortization of purchased technology and contract intangible assets. Cost of maintenance and support services revenues consists of

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues includes compensation and independent consultant costs for personnel engaged in delivering professional services and related overhead costs. Cost of project/system revenues includes direct costs incurred in the performance of development services under the porting arrangement, and direct and incremental costs on the “managed service” arrangement equal to non-contingent revenue earned. Cost of project revenues does not include certain sales-related activities required under the arrangement, which are classified as sales and marketing expense.

(i)    Product Development Costs

The Company begins capitalizing software product development costs only after establishing technological feasibility, defined as a working model, and capitalization of costs ceases when the product is available for general release to customers. Amortization of these costs begins upon general release and represents the greater of the amount computed using (i) the ratio of current gross revenues for the products to the total of current and anticipated future gross revenues for the products, or (ii) the straight-line method over the remaining estimated economic lives of the products. To date, the Company’s software has been available for general release concurrent with or immediately following the establishment of technological feasibility and, accordingly, no product development costs have been capitalized.

(j)    Advertising expense

Advertising and promotion costs are generally charged to expense as incurred. Advertising costs totaled $3.1 million, $3.5 million and $7.8 million, for the years ended June 30, 2004, 2003 and 2002, respectively.

(k)    Stock-based Compensation Plans

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. Warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company uses the Black-Scholes option pricing model to value options and warrants granted to non-employees.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the fair value based method had been applied in measuring stock compensation expense, the pro-forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2004	2003	2002
Net loss, as reported:	$(29,851)	$(216,958)	$(1,260,758)
Add: Stock-based compensation included in net loss, net of tax	3,150	3,681	14,866
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of tax	(48,233)	(117,106)	(234,626)

Pro-forma net loss	$(74,934)	$(330,383)	$(1,480,518)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.48)	$(3.66)	$(21.84)
Pro forma	$(1.20)	$(5.57)	$(25.65)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Fiscal Year ended June 30,
	2004	2003	2002
Stock option plans
Expected life (years)	3.00	4.09	3.50
Risk-free interest rate	2.74%	2.27%	3.80%
Volatility	129%	105%	110%

The Company’s employee stock purchase plan was suspended during the fiscal year ended June 30, 2003. The weighted average estimated fair value of the employee stock purchase rights granted under the Openwave Purchase Plan and the Software.com Purchase Plan during the fiscal year ended June 30, 2002 was $11.97. The weighted average estimated fair value on the date of grant was estimated using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

Fiscal Year ended June 30, 2002
Employee stock purchase plan
Expected life (years)	0.5 - 2
Risk-free interest rate	2.53%
Volatility	110%

(l)     Foreign Currency Translation and Derivative Financial Instruments

The functional currency of the Company’s foreign subsidiaries is deemed to be the United States Dollar. Consequently, current assets and current liabilities recorded in foreign currencies are remeasured into United States Dollars at year-end exchange rates; non-monetary assets and liabilities are remeasured at historical exchange rates; revenues and expenses are remeasured at average exchange rates during the year. The effects of foreign currency remeasurement adjustments and foreign currency transactions are included in other income (expense), net in the consolidated statements of operations.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133”, and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

The Company operates internationally and is exposed to potentially adverse movements in foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on its operating results. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving probable anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Net foreign exchange transaction gains (losses) included in “Interest income and other income, net” in the accompanying condensed consolidated statements of operations totaled $(0.2) million, $1.0 million, and $(0.9) million for the years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, we have forward contracts that have a total notional amount of Euro 7.5 million at 1.21 Euro’s per U.S. Dollar and GBP 2.0 million at 1.80 GBP’s per U.S. Dollar that expire during the September 30, 2004 quarter.

(m)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and foreign currency translation adjustments. Tax effects of comprehensive loss have not been material. The Company reported the components of comprehensive loss on its Consolidated Statements of Stockholders’ Equity and Comprehensive Loss.

(o)    Financial Instruments and Concentration of Credit Risk

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, long term investments, restricted cash and investments, and accounts payable, approximates fair value due to their short-term nature of these financial instruments. The fair value of the Company’s 2 3/4% convertible subordinated notes was approximately $153.4 million at June 30, 2004, based on available market information. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable investments, and trade accounts receivable.

Cash and cash equivalents, short and long term investments, and restricted cash and investments are held with large and established financial institutions. Accounts receivable is comprised of sales of products and services principally to leading communication service providers and prominent wireless device manufacturers. Credit risk is concentrated primarily in North America, Europe and Japan. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

(p)    Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings Per Share”, for all periods presented. In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2004	2003	2002
Weighted average shares of common stock outstanding	62,716	59,737	58,254
Weighted average shares of restricted stock subject to repurchase	(406)	(423)	(523)

Weighted average shares used in computing basic and diluted net loss per common share	62,310	59,314	57,731

Net loss per share before cumulative effect of change in accounting principle	$(0.48)	$(3.41)	$(21.84)
Cumulative effect of change in accounting principle	—	(0.25)	—

Basic and diluted net loss per share	$(0.48)	$(3.66)	$(21.84)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential common stock that are not included in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2004	2003	2002
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	406	423	523
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income	8,102	4,088	5,870
Options that were excluded from the computation of dilutive shares outstanding because the exercise price exceed the average market value of the Company’s common stock during the fiscal year	3,667	12,106	4,355
Shares resulting from an “as-if” conversion of the convertible debt	6,572	—	—

(3)    Recently Issued Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.” The adoption of Staff Position No. FAS 129-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments.” EITF Issue No. 03-01 includes new guidance on evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are considered to be temporarily impaired. The accounting guidance of EITF Issue No. 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company believes that the adoption of EITF Issue No. 03-01 will not have a material impact on its financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact to the Company’s consolidated financial statements related to SAB No. 104 for the fiscal year ended June 30, 2004.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)     Business Combinations and Asset Acquisitions

(a)    Business Combinations

The Company completed the following business combinations, which were accounted for as purchase acquisitions. The operating results of each acquired entity have been included in the consolidated statements of operations since the respective acquisition date.

On July 15, 2002, the Company acquired 100% of the outstanding common shares of SignalSoft Corporation (“SignalSoft”) via a cash tender offer. Based in Boulder, Colorado, SignalSoft developed software applications for both commercial and emergency (E911) location-based services. SignalSoft offers mobile operators worldwide the software products and solutions needed to effectively implement location-based services. The acquisition was accounted for as a purchase, and the acquired intangible assets were being amortized on a straight-line basis over a period of up to three years or as the related revenue is recognized. The intangible assets were subsequently fully impaired during the fiscal year ended June 30, 2003, (see Note 11).

On May 28, 2002, the Company acquired Java download technology, key employees and access to customers from a Sweden-based company, Ellipsus Systems, Inc. (“Ellipsus”), a telecommunications infrastructure software developer. The acquired technology allows operators to efficiently deploy and realize immediate value from new data services for the mobile user. These new data services include applications like games and multimedia content such as ring tones and images. The acquisition was accounted for as a purchase acquisition, and the acquired intangible assets are being amortized on a straight-line basis over a period of three years. In addition, the Company recorded additional costs of $723,000 on the acquisition during the year-ended June 30, 2003 that were related to final payments to stockholders of the Company.

On July 13, 2001, the Company acquired 100% of the outstanding common stock of Avogadro, Inc. (“Avogadro”), a telecommunications infrastructure software developer. Based in Seattle, Washington, Avogadro developed an instant messaging product to provide communication service providers the ability to deliver the next generation communications services in a multi-device environment. The Company expects to deliver an open, standards-based approach to communications, bringing together the best possible mobile messaging experience with an operator-grade server infrastructure. The acquisition was accounted for as a purchase, and the intangible assets are being amortized over a period of up to three years.

For each acquisition, the Company determined the allocation between developed and in-process research and development. This allocation was based on whether technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. As of the respective date of the acquisition of SignalSoft discussed above, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FIN No. 4, “Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.”

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price of each purchase acquisition was allocated as follows (in thousands):

	Allocated Purchase Price Components
	Purchase Price	Goodwill	In-Process R&D	Developed Technology	Other Intangibles	Deferred Stock-Based Compensation	Net Tangible Assets (Liabilities) Acquired
SignalSoft	$63,880	$8,045	$400	$1,200	$4,860	$—	$49,375
Ellipsus	$16,722	$15,270	$—	$2,900	$—	$—	$(1,448)
Avogadro	$97,514	$79,414	$—	$2,270	$—	$11,900	$3,930

For each acquisition accounted for as a purchase, the Company paid the following (in thousands):

			Purchase Price
	Common Stock		Assumption of Stock Options
	Shares	Amount	Shares	Amount	Cash	Total
SignalSoft	—	$—	—	$—	$63,880	$63,880
Ellipsus	802	$14,901	—	$—	$1,821	$16,722
Avogadro	876	$94,002	24	$2,258	$1,254	$97,514

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

(b)    Asset Acquisitions

On October 4, 2002, the Company acquired infrastructure software technology from Personity, Inc. (Personity), based in Pittsburgh, Pennsylvania. Personity is a wireless messaging software firm. Personity’s technology enables users to control how they are reached and by whom. Users create their own chat rooms and view the availability of fellow users to determine who can be contacted and by what means: email, phone or wireless phone. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

On October 15, 2001, the Company acquired software code containing a graphics engine and related intellectual property from AlphaMask, Inc., a North Carolina-based corporation. The acquired intangible assets are being amortized on a straight-line basis over a period of three years.

The total purchase price of each asset acquisition was allocated as follows (in thousands):

	Allocated Purchase Price Components
	Purchase Price	Developed Technology	Deferred Stock-Based Compensation	Net Tangible Assets (Liabilities) Acquired
AlphaMask	$495	$395	$100	$—
Personity	$543	$624	$—	$(81)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For each acquisition accounted for as a asset acquisition, the Company paid the following (in thousands):

	Purchase Price
	Common Stock
	Shares	Amount	Cash	Total
AlphaMask	6	$150	$345	$495
Personity	54	$140	$403	$543

(5)    Geographic, Segment and Significant Customer Information

The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment: the development and delivery of application software and services, infrastructure software and services, client software and services, and customer services for communication service providers, mobile device manufacturers and other customers. The disaggregated revenue information reviewed on a product category basis by the CEO includes application software and services, infrastructure software and services, client software and services, customer services and project/systems revenues.

Application software and related maintenance and support services enable end users to exchange electronic mail, and multimedia messages from PC’s, wireline telephones and mobile phones. The Company’s application software and services also includes, but is not limited to email, IP Voicemail, Messaging Anti-Abuse products and services and other messaging products.

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

Services are activities performed by the Company to help customers to install, deploy, manage, maintain and support the Company’s software products and to help design and manage overall Internet implementations. Customer services included professional services and training. Client software and services during the year ended June 30, 2003 included $1.5 million of services related to client software customization.

Project/Systems revenues are derived from a porting services project and systems revenues which are comprised of packaged solution elements which includes our software licenses, professional services, third-party software and hardware.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

	Fiscal Year ended June 30,
	2004	2003	2002
Revenue
Client software and services	$53,110	$40,392	$22,250
Infrastructure software and services	118,110	104,116	175,968
Application software and services	58,479	78,200	116,028
Services	47,147	25,904	45,307
Project/Systems	13,945	19,343	5,279

	$290,791	$267,955	$364,832

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2004	2003	2002
Americas	$135,823	$128,198	$146,817
Europe, Middle East, Africa	70,161	54,532	86,136
Asia Pacific	84,807	85,225	131,879

	$290,791	$267,955	$364,832

	Fiscal Year ended June 30,
	2004	2003	2002
United States	$117,989	$106,713	$115,714
Japan	47,074	64,578	101,024
Other foreign countries	125,728	96,664	148,094

	$290,791	$267,955	$364,832

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Customer comprising a significant portion of revenues is as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2004	2003	2002
Customer:
Sprint	8%	13%	5%
KDDI	5%	11%	20%

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Balance Sheet Components

(a)    Cash, cash equivalents and investments

The following tables summarize the Company’s cash, cash equivalents and investments (in thousands):

	June 30, 2004
	Amortized cost	Unrealized Gains	Unrealized (losses)	Estimated fair value
Cash	$28,997	$—	$—	$28,997
Money market funds	124,472	—	—	124,472
Taxable auction rate securities	78,040	—	—	78,040
Certificate of deposits	17,498	—	—	17,498
Corporate bonds with unrealized losses	17,736	—	(117)	17,619
U.S. Treasury securities and obligations of U.S. & State government agencies with unrealized losses	75,625	—	(433)	75,192

	$342,368	$—	$(550)	$341,818

Included in cash and cash equivalents	$231,509	$—	$—	$231,509
Included in short-term investments	$38,416	$—	$(154)	$38,262
Included in long-term investments	$45,059	$—	$(396)	$44,663
Included in restricted cash and investments	$27,384	$—	$—	$27,384

As of June 30, 2004, none of the investments with unrealized losses were in a loss position for a constant twelve-month period.
	June 30, 2003
	Amortized cost	Unrealized Gains	Unrealized (losses)	Estimated fair value
Cash	$51,563	$—	$—	$51,563
Money market funds	93,961	—	—	93,961
Commercial paper	16,082	—	—	16,082
Corporate bonds with unrealized gains	17,961	92	—	18,053
U.S. Treasury securities and obligations of U.S. government agencies with unrealized gains	49,554	149	—	49,703
U.S. Treasury securities and obligations of U.S. government agencies with unrealized loss	4,791	—	(3)	4,788

	$233,912	$241	$(3)	$234,150

Included in cash and cash equivalents	$139,339	$—	$—	$139,339
Included in short-term investments	$33,183	$162	$—	$33,345
Included in long-term investments	$39,119	$79	$(3)	$39,195
Included in restricted cash and investments	$22,271	$—	$—	$22,271

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Strategic investments

The Company classifies its investments in non-marketable equity securities within deposits and other assets. In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company accounts for its investments in non-marketable equity securities under the cost method. The following table presents a roll-forward of the investments in non-marketable equity securities (in thousands):

	Fiscal Year ended June 30
	2004	2003	2002
Beginning Cost	$1,136	$4,391	$7,049
Add:
Purchases	—	2,073	2,927
Less:
Impairment	—	(5,328)	(5,585)

Ending Cost	$1,136	$1,136	$4,391

During fiscal year 2003, approximately $1.9 million of the additions to the strategic investments were acquired as part of the Company’s acquisition of SignalSoft. The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, the Company considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency and its access to future capital. As a result of these impairment analysis, the Company determined that three and four investments, aggregating $5.3 million and $5.6 million, in privately-held companies incurred a decline in value that was considered other-than-temporary during the fiscal years ended June 30, 2003 and 2002, respectively. These impairment charges are recorded within impairment of non-marketable equity securities in the Company’s Consolidated Statements of Operations.

(c)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30
	2004	2003
Accounts receivable	$61,174	$61,014
Unbilled accounts receivable	23,342	10,243
Allowance for doubtful accounts	(6,095)	(8,350)

	$78,421	$62,907

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual terms.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2004, 2003, and 2002, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense	Write-offs, net of recoveries	Balance at end of year
Fiscal Year ended June 30, 2004	$8,350	$(1,333)	$(922)	$6,095
Fiscal Year ended June 30, 2003	$10,476	$3,032	$(5,158)	$8,350
Fiscal Year ended June 30, 2002	$10,456	$10,630	$(10,610)	$10,476

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2004 and 2003 were as follows:

	% of Total Accounts Receivable at June 30,
	2004	2003
Customer:
Sprint	4%	13%
Siemens	11%	4%

(d)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2004	2003
Computer equipment and software	$95,874	$91,170
Furniture and equipment	9,017	9,765
Leasehold improvements	30,850	33,954

	135,741	134,889
Less accumulated depreciation and amortization	(105,189)	(90,307)

	$30,552	$44,582

Depreciation expense was $19.8 million, $30.9 million and $33.8 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

(e)    Goodwill and Intangible assets, net

The following table presents a roll-forward of the goodwill and intangibles, net from June 30, 2003 to June 30, 2004 (in thousands):

	June 30, 2003 Balance	Additions	Amortization(a)	June 30, 2004 Balance
Goodwill	$723	$—	$—	$723
Intangible assets:
Customer contracts and relationships	2,308	—	(1,688)	620
Developed and core technology	3,123	—	(1,575)	1,548
Trademarks	129	—	(69)	60

	$6,283	$—	$(3,332)	$2,951

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Amortization of intangible assets in the amount of $3.0 million was included in the cost of license revenues, and the remaining $0.3 million amortization is recorded within amortization and impairment of goodwill and intangible assets in the Company’s Consolidated Statements of Operations for the fiscal year ended June 30, 2004.

The following table presents a roll-forward of the goodwill and intangibles from June 30, 2002 to June 30, 2003 (in thousands):

	June 30, 2002 Balance	Additions(1)	Amortization(2)	Cumulative Effect and Impairment(3)	June 30, 2003 Balance
Goodwill	$14,547	$8,768	$—	$(22,592)	$723
Intangible assets:
Customer contracts and relationships	—	4,650	(2,342)	—	2,308
Developed and core technology	3,117	1,824	(1,818)	—	3,123
Trademarks	—	200	(71)	—	129

	$17,664	$15,442	$(4,231)	$(22,592)	$6,283

(1)	Comprised of goodwill and intangible assets of $14.1 million related to the SignalSoft acquisition as discussed in Note 4 (a); $723,000 in additional goodwill related to final payments on the Ellipsus acquisition that was completed on May 28, 2002; and $624,000 of developed and core technology acquired from Personity during the three months ended December 31, 2002.
(2)	Amortization of customer contracts and developed and core technology intangible assets in the amount of $4.0 million is included in cost of license revenues and the remaining $272,000 of amortization is recorded within amortization and impairment of goodwill and intangible assets in the Company’s Consolidated Statements of Operations for the fiscal year ended June 30, 2003.
(3)	Includes $14.5 million of a cumulative effect of a change in accounting principle with the adoption of SFAS No. 142 and $8.0 million of goodwill impairment recorded in amortization and impairment of goodwill and other intangible assets in the Company’s Consolidated Statements of Operations for the fiscal year ended June 30, 2003, see Note 11 for further discussion.

Total amortization expense related to goodwill and intangible assets is set forth in the table below (in thousands):

	Fiscal Year ended June 30,
	2004	2003	2002
Goodwill	$—	$—	$(497,661)
Intangible assets:
Customer contracts and relationships	(1,688)	(2,342)	(392)
Developed and core technology	(1,575)	(1,818)	(13,988)
Assembled workforce	—	—	(1,469)
Non-compete agreements	—	—	(4,327)
Trademarks	(69)	(71)	—

	$(3,332)	$(4,231)	$(517,837)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of intangible assets at June 30, 2004 and 2003, was as follows (in thousands):

	June 30, 2004			June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	$4,650	$(4,030)	$620	$4,650	$(2,342)	$2,308
Developed and core technology	5,020	(3,472)	1,548	5,020	(1,897)	3,123
Trademarks	200	(140)	60	200	(71)	129

	$9,870	$(7,642)	$2,228	$9,870	$(4,310)	$5,560

Future amortization of intangible assets is expected to be $2.2 million and $58,000 for the fiscal years ended June 30, 2005 and 2006, respectively.

The adjusted net loss per share excluding amortization of goodwill and assembled workforce in place, as if SFAS No. 142 had been adopted as of July 1, 2000 is as follows (in thousands, except per share data):

	Fiscal Year ended June 30,
	2004	2003	2002
Net loss	$(29,851)	$(216,958)	$(1,260,758)
Add back:
Amortization of goodwill and assembled workforce in place	—	—	499,130

Adjusted net loss	$(29,851)	$(216,958)	$(761,628)

Basic and diluted net loss per share	$(0.48)	$(3.66)	$(21.84)
Add back:
Amortization of goodwill and assembled workforce in place	—	—	8.65

Adjusted basic and diluted net loss per share	$(0.48)	$(3.66)	$(13.19)

(f)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2004	2003
Accrued employee compensation	$14,841	$17,930
Other accrued liabilities	21,838	19,229

	$36,679	$37,159

(g)    Deferred Revenue

As of June 30, 2004 and 2003, the Company had deferred revenue of $62.0 million and $73.8 million, respectively, consisting of deferred license fees, new version coverage and maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed:

•	prior to acceptance of product or service;

•	for new version coverage and maintenance and support elements prior to the time service is delivered;

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	for subscriber licenses committed greater than subscriber activated for arrangements being recognized on an subscriber activation basis; and

•	for license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $28.9 million and $33.0 million at June 30, 2004 and 2003, respectively.

(7)    Convertible subordinated notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a discount of $4.1 million, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $667,000 of the discount has been amortized during the fiscal year ended June 30, 2004. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, which is equates to approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006 if the price of the Company’s common stock exceeds a specified threshold. In addition, the Company has the right to voluntarily reduce the conversion price for certain specified periods. Each holder may require the Company to purchase all or portion of such holder’s notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in deposit and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. During the current fiscal year, the Company amortized approximately $146,000 of debt issuance costs. Interest on the Notes began accruing in September 2003 and is payable semi-annually on March 9 and September 9. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At June 30, 2004, the balance of the pledged securities was $10.1 million and was recorded as restricted cash and investments within the Company’s consolidated balance sheet at June 30, 2004, (see Note 6(a)).

(8)    Commitments and Contingencies

(a)    Leases

In March 2000, the Company entered into a facility lease for approximately 280,000 square feet of office space in Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The agreement originally required that the Company provide a letter of credit in the amount 125% of the security obligation, $16.5 million. The Company had pledged approximately $20.7 million of cash equivalents and investments to be held in trust as security as of June 30, 2003. During fiscal year 2004, the Company renegotiated the security obligation requirements on the facility lease to remove the stipulation that cash equal 125% of the letter of

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit be restricted and replaced it with a stipulation that only cash equal to 100% of the letter of credit be restricted with the condition that the collateral need to be invested in certificates of deposits. As of June 30, 2004, the Company had approximately $16.5 million of certificate of deposits classified as restricted cash and investments. Furthermore, the Company has guaranteed additional letters of credit and pledged approximately $0.8 million and $1.6 million as of June 30, 2004 and 2003, respectively, for additional facility leases outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 1.9% as of June 30, 2004, and the resulting income earned is not subject to any restrictions.

The Company also has numerous facility operating leases at other locations in the United States and other locations throughout the world. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future sublease income were as follows at June 30, 2004 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2005	$25,683	$(2,999)	$22,684
2006	21,142	(924)	20,218
2007	20,475	(772)	19,703
2008	19,346	(526)	18,820
2009	17,929	—	17,929
Thereafter	71,942	—	71,942

Total	$176,517	$(5,221)	$171,296

Rent expense for the years ended June 30, 2004, 2003 and 2002, was approximately $16.0 million, $20.1 million and $26.1 million, respectively, net of sublease income of $3.8 million, $4.6 million and $4.8 million for the years ended June 30, 2004, 2003 and 2002, respectively. Future net lease commitments includes $49.1 million of accrued restructuring-related lease obligations (See Note 10)

(b)    Litigation

IPO securities class action.    On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of the Company’s present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to an agreement extending the statute of limitations. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reports were issued. No specific damages are claimed. Similar allegations were made in over 300 lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. No amount is accrued as of June 30, 2004, as a loss is not considered probable and estimable.

Commercial Dispute.    One of the Company’s resellers, Intrado Inc., commenced arbitration proceedings against the Company on August 11, 2003 alleging breach of contract in connection with the performance of certain software and services. The demand for arbitration did not include a specific demand for damages. The Company asserted arbitration counterclaims alleging that Intrado used the Company’s technology to develop a competing service. In August 2004, the Company entered into a confidential settlement agreement with Intrado, which had no material impact on the results of the Company’s reported result of operations. As of June 30, 2004, the Company had accrued for the settlement of the litigation in the accrued liabilities on the Company’s Consolidated Balance Sheet.

(9)    Stockholders’ Equity

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

(b)    Tender Offers

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 2, 2001, the Company announced a voluntary stock option exchange program for its employees, except for the Company’s Chief Executive Officer and employees located in Australia. Members of the Company’s Board of Directors and consultants holding options also were ineligible to participate. Under the program, Company employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal or lesser number of replacement options to be granted. Options to acquire a total of 11,944,103 shares of the Company’s common stock with exercise prices ranging from $489.39 to $0.03 were eligible to be exchanged under the program. On April 9, 2002, the Company granted the replacement options to acquire 4,909,601 shares of the Company’s common stock. The exercise price of the replacement options of $16.17 (except for grants made to employees in Italy where the exercise price was marginally higher) was equal to the fair market value of the Company’s common stock on April 9, 2002, which was the date of grant determined by the Compensation Committee of the Board of Directors.

The exchange programs are designed to comply with FIN No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” and the Company did not incur any compensation charges as a result of these stock option exchange programs.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Stockholder Rights Agreement

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

(d)    Non-employee Equity Transactions

The Company issued the following warrants and options to non-employees to purchase its common stock:

Fiscal Year of Grant	Number of Shares	Exercise Price per Share	Date Exercisable	Fair Value at Date of Vesting	Purpose	Recorded as
2002	1,666	$99.72	July 2001	$97,372	Non-employee services	Operating expense
2002	1,666	$34.98	October 2001	$42,179	Non-employee services	Operating expense
2002	1,666	$29.94	January 2002	$36,102	Non-employee services	Operating expense
2002	1,666	$19.14	April 2002	$29,899	Non-employee services	Operating expense
2002	1,666	$15.18	July 2002	$23,713	Non-employee services	Operating expense
2002	1,666	$1.86	October 2002	$2,906	Non-employee services	Operating expense

The fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions:

Contractual life (years)	2-10
Risk-free interest rate	5-6%
Volatility	110%

(e)    Stock Plans

The Company is authorized to issue up to 25,590,331 shares of common stock in connection with its 1995 Stock Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) and its 1996 Stock Plan (formerly the Phone.com, Inc. 1996

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plan) (collectively the “1995 and 1996 Stock Plans”) to directors, employees and consultants. The 1995 and 1996 Stock Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

The 1995 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 2,684,167 shares or 4% of the Company’s outstanding common stock on such date through life of the plan. The 1995 Stock Plan expires on July 1, 2005. The 1996 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 1,000,000 shares or 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year through the life of the plan. The 1996 Stock Plan expires on July 1, 2006. As of June 30, 2004, a total of 4,432,571 shares were available for grant under the 1995 and 1996 Stock Plans.

Under the 1995 and 1996 Stock Plans, the exercise price for incentive stock options is at least 100% of the fair market value of the Company’s stock on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory options granted under the 1995 and 1996 Stock Plans, the exercise price is determined by the Board of Directors except that in the case of a non-statutory option intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code, the exercise price shall be no less than 100% of the fair market value of the stock on the date of grant.

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

In March 1999, the Company adopted the Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) which provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 400,000 shares of the Company’s common stock have been reserved for issuance. Each Outside Director who becomes a member of the Board of Directors will initially be granted an option to purchase 20,000 shares of the Company’s common stock and thereafter an option to purchase an additional 12,000 shares of the Company’s common stock on the first Board of Directors meeting date of each calendar year that begins at least six months following the grant of the initial option. Initial options granted to a new Outside Directors vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Options granted subsequent to the initial option grant to existing Outside Directors vest monthly over a period of four years. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Stock Plan, options have a term of ten years. As of June 30, 2004, there were 261,336 shares available for grant under the Directors’ Stock Plan.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the Plan Administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the Plan Administrator and generally provide for shares to vest over a period of four years at 25% per year. As of June 30, 2004, there were 1,742,401 shares available for grant under the 2001 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans stated above as of June 30, 2004:

1995 and 1996 Stock Plans	4,432,571
Directors’ Stock Plan	261,336
2001 Stock Plan	1,742,401

6,436,308

(f)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2004, the Company has issued 2,337,052 shares under restricted stock purchase agreements, of which 404,898 shares have been repurchased and 307,644 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

The Company also has certain outstanding stock purchase rights in connection with the early exercise of stock options prior to vesting. Through June 30, 2004, the Company has issued 1,060,427 shares in connection with the exercise of unvested stock options, of which 41,420 shares have been repurchased and 963 shares remain subject to repurchase at a weighted-average purchase price of $2.08 share.

(g)    Employee Stock Purchase Plans

In March 1999, the Company adopted the 1999 Openwave Systems Inc. Employee Stock Purchase Plan, formerly the Phone.com Purchase Plan (the “Openwave Purchase Plan”). A total of 400,000 shares of common stock were initially reserved for issuance under the Openwave Purchase Plan.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 1999, Software.com adopted the 1999 Software.com, Inc. Employee Stock Purchase Plan (the “Software Purchase Plan”). A total of 536,833 shares of common stock were initially reserved for issuance under the Software Purchase Plan. Per the terms of the merger agreement with Phone.com, the last purchase under the Software Purchase Plan concluded on April 30, 2001.

In April 2002, the Software Purchase Plan was merged into the Openwave Purchase Plan. Effective upon the merger of the two plans, 508,059 shares that were reserved and unissued under the Software Purchase Plan became available for issuance under the Openwave Purchase Plan.

The Openwave Purchase Plan provides for an automatic annual increase on the first day of the Company’s fiscal years beginning in 2000 through 2004 equal to the lesser of 601,750 shares or 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. On the first day of fiscal years 2005, 2006, 2007 and 2008, the Openwave Purchase Plan provides for an automatic annual increase equal to the lesser of 268,417 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. A total of 2,773,425 shares of common stock have been reserved for issuance under the Openwave Purchase Plan.

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

In October 2002, the Openwave Purchase Plan was suspended. During the fiscal year ended June 30, 2003 employees purchased 664,672 shares of common stock at an average price of $2.78 per share under the Openwave Purchase Plan prior to the suspension of the Openwave Purchase Plan. As of June 30, 2004, 864,635 shares remained available for future issuance under the Openwave Purchase Plan.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Stock Option Plans Summary

A summary of the status of the Company’s options and restricted stock grants under its stock option plans is as follows (in thousands, except per share data):

	Fiscal Year ended June 30,
	2004		2003		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	9,250	$6.66	14,844	$28.38	11,795	$126.30
Granted at Fair Market Value	9,247	$11.71	8,823	$3.55	11,974	$21.85
Restricted Stock Granted below Fair Market Value	217	$0.00	492	$0.00	70	$0.00
Cancelled, including repurchase of unvested stock grants	(2,064)	$11.22	(14,108)	$27.66	(8,112)	$163.29
Exercised	(4,097)	$4.43	(801)	$1.11	(883)	$6.21

Outstanding at end of year	12,553	$10.19	9,250	$6.66	14,844	$28.38

Options exercisable at end of year	5,364	$10.93	3,797	$9.03	5,000	$27.36

	Fiscal Year ended June 30,
	2004	2003	2002
Weighted average fair value of:
Options granted with exercise prices equal to fair value at date of grant	$8.07	$2.29	$15.81
Restricted stock grants with exercise prices less than fair value at date of grant	$13.72	$3.67	$44.74

As of June 30, 2004, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows (number of options in thousands):

Exercise Price	Number Outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares exercisable	Weighted- average exercise price
$ 0.03 — $ 2.50	319	8.06	$1.84	225	$1.79
$ 2.51 — $ 3.75	2,094	8.16	$2.84	1,014	$2.80
$ 3.76 — $ 5.00	965	7.95	$4.79	590	$4.77
$ 5.01 — $ 10.00	514	8.75	$7.19	128	$5.75
$ 10.01 — $ 15.00	8,088	9.37	$11.74	3,002	$12.32
$ 15.01 — $ 20.00	404	7.99	$16.23	263	$16.26
$ 20.01 — $100.00	114	5.28	$28.81	90	$29.54
$ 100.01 — $255.21	55	6.10	$149.89	52	$151.76

	12,553		$10.19	5,364	$10.93

(i)    Stock-based compensation

Restricted Stock Grants

During the year ended June 30, 2004, the Compensation Committee of the Board of Directors of the Company granted approximately 174,991 restricted shares of the Company’s common stock to certain executive officers and

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other employees of the Company. The Company recorded $2,362,000 of deferred stock-based compensation on the date of grant related to the issuance of restricted shares. The restricted grants vest over a period from one to three years from the date of grant through January 2007. In addition, on October 20, 2003 and January 28, 2004, the Compensation Committee of the Board of Directors granted to the Company’s CEO a total of 41,666 restricted shares of the Company’s common stock. The restricted shares vest in equal monthly installments through January 2007. The Company recorded deferred stock based compensation related to the restricted stock grants for the Company’s CEO of approximately $610,000.

During the year ended June 30, 2003, the Compensation Committee of the Board of Directors of the Company granted approximately 325,333 restricted shares of the Company’s common stock to certain executive officers and other employees of the Company. The Company recorded $925,000 of deferred stock-based compensation on the date of grant related to the issuance of restricted shares. The restricted grants vest over a period from one to two years from the date of grant through April 2005. In addition, on December 20, 2002, the Compensation Committee of the Board of Directors granted to the CEO 166,667 restricted shares of the Company’s common stock. The restricted shares vest in equal monthly installments through December 20, 2005. On the date of grant, the Company recorded deferred stock-based compensation related to the restricted stock grant of $880,000.

As a result of employees who left the Company during the fiscal years ended June 30, 2004 and 2003, the Company reversed approximately $16,000 and $3.1 million, respectively, of deferred stock-based compensation and additional paid-in-capital, which represented the unamortized balance of deferred stock-based compensation relating to employees who left the Company.

The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. The Company had deferred stock-based compensation of $2.0 million and $2.2 million at June 30, 2004 and 2003, respectively. The Company recorded $3.2 million, $3.7 million and $14.9 million of amortization of deferred stock compensation for the years ended June 30, 2004, 2003, and 2002, respectively.

(j)    Stock Repurchase Program

During the year ended June 30, 2002, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.67 million shares of common stock. Any purchases under the stock repurchase program were authorized to be made in the open market, in privately negotiated transactions or through the use of derivative securities. In accordance with the program, the Company repurchased approximately 233,333 shares at a weighted average of $25.20 on the open market and sold approximately 1.17 million put options that entitled the holder of each option to sell to the Company, for cash, by physical delivery or net share settlement at the Company’s election, one share of common stock at a specified price. The cumulative net proceeds to the Company from the sale of these put options were recorded as additional paid-in capital at the fair value of $10.5 million, under EITF No. 00-19. Of the 1.17 million put options sold: 333,333 options were exercised, and the Company acquired the shares as treasury stock for $12.8 million; 333,334 of the put options were called by the holder of the options as a result of the closing price falling below the contractual minimum, and the Company chose to settle the options by paying $6.6 million and recorded a decrease in additional paid-in capital under EITF No. 00-19; prior to the stock dropping below the minimum price, the remaining 500,000 put options were renegotiated to permit physical settlement of the put options upon an early termination event, and the Company bought 500,000 shares for $19.4 million and recorded the

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement of the put options as treasury stock. Thus, for the year ended June 30, 2002, the Company repurchased a total of approximately 1.07 million shares under the stock repurchase program at a weighted-average price of $35.70 and recorded net proceeds from put options of $3.9 million, for the overall program to date. Management’s authority to purchase any additional shares under the Company’s stock repurchase program has expired. During the year ended June 30, 2003, the Company cancelled and retired the treasury shares.

(10)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, Company announced three separate restructurings during the years ended June 30, 2003 and 2002. These restructurings included the fiscal year 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

The following table sets forth the restructuring activity through June 30, 2004 (in thousands):

	FY 02 Restructuring Plan			FY 03, Q1 Restructuring Plan			FY 03, Q4 Restructuring Plan
	Facility	Severance	Other	Facility	Severance	Other	Facility	Severance	Other	Total Accrual
Activity for the year ended June 30, 2002:
New charges and adjustments to estimates(1)	$16,964	$10,351	$1,322	$—	$—	$—	$—	$—	$—	$28,637
Cash paid	(5,104)	(9,659)	(1,279)	—	—	—	—	—	—	(16,042)
Accrual balances as of June 30, 2002	11,860	692	43	—	—	—	—	—	—	12,595
Activity for the year ended June 30, 2003:
New charges and adjustments to estimates(2)	2,552	(398)	(3)	53,371	18,226	277	803	5,639	80	80,547
Cash paid	(5,247)	(213)	(40)	(3,772)	(17,224)	(116)	(20)	—	—	(26,632)
Accrual balances as of June 30, 2003	9,165	81	—	49,599	1,002	161	783	5,639	80	66,510
Activity for the year ended June 30, 2004:
New charges and adjustments to estimates(3)	824	—	—	576	(595)	(6)	488	889	—	2,176
Cash paid	(4,065)	(81)	—	(7,588)	(407)	(155)	(673)	(6,370)	(80)	(19,419)

Accrual balance as of June 30, 2004	$5,924	$—	$—	$42,587	$—	$—	$598	$158	$—	$49,267

(1)	Total charges does not include $5.4 million of impairment on fixed assets, $1.9 million of accelerated depreciation charges related to planned closing of certain facilities under the restructuring plan, and $1.8 million adjustment for impairment of software as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2002
(2)	Total charges does not include $14.3 million of impairment on fixed assets, offset by $1.7 million on rent adjustments as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2003
(3)	Total charges does not include $0.8 million of impairment of fixed assets, offset by $0.6 million on rent adjustments as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2004

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Since June 30, 2001, 18 sites had been vacated and 8 sites have been selected for downsizing. In addition to the lease contracts accruals, facility’s costs include the impairment of leasehold improvements and furniture and fixtures on the vacated facilities or planned vacated facilities, and accordingly are re classed against property and equipment.

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination approximately 400, 480, and 200 employees during the FY2002, FY 2003 Q1, and FY 2003 Q4 Restructuring plans, respectively.

Other

Other charges consist of fees resulting from the impairment of certain acquired software as a result of the related restructuring, termination costs of certain software license arrangements and other fees.

Restructuring Plans

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in the Company’s workforce of approximately 200 employees. The majority of these reductions were completed by December 31, 2003. In connection with the implementation of the restructuring plan, during the year ended June 30, 2004, the Company incurred an additional $0.5 million in facilities, $0.9 million in severance and $0.8 million in fixed asset impairment charges to bring the total restructuring cost to approximately $10.8 million. The restructuring charges included facility costs of $1.3 million, equipment costs of $2.9 million, severance and employment related charges of $6.5 million and other restructuring related costs of $0.1 million. Of the $0.8 million remaining restructuring accrual at June 30, 2004 we expect to pay $0.5 million through June 30, 2005 and $0.3 million during the three years ending June 30, 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in the Company’s workforce of approximately 480 employees as of June 30, 2003. In connection with the implementation of this restructuring plan, the Company incurred additional facility charges of $0.6 million that was offset by a decrease of $0.6 million in severance as a result of changes in certain estimates during the fiscal year ended June 30, 2004 to bring the total restructuring cost to approximately $82.2 million. The restructuring costs included facility costs of $52.1 million, fixed asset impairments of $12.2 million, severance and employment related charges of $17.6 million and other restructuring related costs of $0.3 million. Of the remaining $42.6 million accrual at June 30, 2004 we expect to pay $6.6 million through June 30, 2005 and $36.0 million from July 2005 through April 2013.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of the Company’s desire to improve its cost structure and profitability. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 400 employees. In connection with the implementation of the restructuring plan, during fiscal year 2004, the Company incurred an additional $0.8 million in charges primarily as a result of changes in the estimates of sublease income to bring the total restructuring costs to $38.8 million. Other related costs totaled $1.9 million which were primarily associated with the accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included facility costs of $20.3 million, fixed asset impairments of $5.4 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. Of the remaining $5.9 million accrual as of June 30, 2004, we expect to pay $3.5 million through June 30, 2005 and $2.4 million through various dates to November 2012.

The following table summarizes the future payments for the remaining fiscal years 2003 and 2002 restructuring liabilities (in thousands):

Year ending June 30,	Net Cash Payable
2005	$10,449
2006	7,610
2007	6,502
2008	5,160
2009	4,145
Thereafter	15,401

$49,267

(11)    Impairment of Goodwill and Intangible Assets

During the fiscal year ended June 30, 2004 there were no impairments of goodwill or intangible assets.

During the fiscal year ended June 30, 2003, the Company completed an acquisition of a business, SignalSoft, for $63.9 million. At September 30, 2002, the Company had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of the Company’s goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets have been impaired. The Company concluded that it is a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization. Considering the significant decrease in the Company’s market capitalization from the date of the acquisition of SignalSoft, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the three months ended December 31, 2002 related to the finalization of the purchase price allocation, the goodwill related to the adjustments was fully impaired during the three months ended December 31, 2002. The impairment of the goodwill resulted in impairment charges of $8.0 million for the year ended June 30, 2003 under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Consolidated Statements of Operations. For further information regarding SignalSoft acquisition, see to Note 4(a).

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the adoption of SFAS No. 142 and SFAS No. 144 in July 2002, the Company recognized a transitional goodwill impairment loss of $14.5 million, which was recorded as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Operations.

During the fiscal year ended June 30, 2002 and prior to the adoption of SFAS No. 142, the Company performed two separate impairment analyses as a result of changes within the telecommunications industry that led to reductions in its forecasted growth. The triggering events for the quarters ended December 31, 2001 and June 30, 2002 include the restructuring plan that was announced during the quarter ended December 31, 2001 and the significant decrease in the Company’s market capitalization during the quarter ended June 30, 2002. For the December 31, 2001 impairment analysis, assets were grouped at the product level, which was the lowest level for which there were identifiable cash flows. For the June 30, 2002 analysis, to the extent that cash flows were not identifiable at the product level, the Company assessed impairment at the enterprise level. If the sum of the expected future cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amount of the assets, the Company recorded an impairment loss measured as the amount by which the carrying amount of the asset exceeded the fair value. The fair value was based upon the present value of the estimated expected future cash flows using a discount rate of 26.3% during the quarter ended December 31, 2001 and 22.6% during the quarter ended June 30, 2002. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect the Company’s best estimates. The discount rate was based upon the average of the long-term and short-term cost of capital using the risk-free rate, the expected return on the market portfolio and our risk-based rate. In addition, where all of the assets related to a specific acquisition had been abandoned, the goodwill and intangible asset balances relating to that acquisition were recorded as an impairment loss in accordance with APB Opinion No. 17, “Intangible Assets.”

As a result of the impairment analyses, we recorded a $618.3 million impairment charge during the fiscal year ended June 30, 2002 within amortization and impairment of goodwill and other intangible assets in the Company’s Consolidated Statements of Operations. The $17.4 million of goodwill and intangible assets remaining on our balance sheet at June 30, 2002 consisted of goodwill and intangible assets related to the Ellipsus acquisition. Upon the adoption of SFAS No. 142 as of July 1, 2002, $14.5 million of goodwill related to the Ellipsus acquisition was recorded as a cumulative effect of change in accounting principle in our Consolidated Statements of Operations.

(12)    Income Taxes

The following reconciles the expected corporate federal income tax benefit (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 34%) to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2004	2003	2002
Federal tax at statutory rate	$(6,974)	$(70,031)	$(422,579)
Net operating losses not benefited	7,929	63,670	81,773
Foreign withholding taxes	8,164	6,881	13,876
Goodwill amortization and impairment	—	8,528	340,436
Other	220	1,937	4,373

Total tax expense	$9,339	$10,985	$17,879

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes primarily included current foreign withholding and foreign income taxes paid in income-producing jurisdictions.

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$412,059	$411,989
Accruals and allowances not deductible for tax purposes	80,085	49,246
Property and equipment	2,601	1,450
Deferred stock-based compensation	—	1,244
Research and development credit and other credits carry-forwards	39,441	38,126
Intangible assets related to acquisitions	198,854	216,122

Total deferred tax assets	733,040	718,177
Less: valuation allowance	(730,550)	(717,462)

Net deferred tax assets	$2,490	$715

The Company’s net deferred tax asset as of June 30, 2004 of approximately $2.5 million represented foreign temporary differences between book and tax income of which $470,000 was included in prepaid and other current assets and $2.0 million was included in deposits and other assets as of June 30, 2004 on the Company’s Consolidated Balance Sheets.

In light of the Company’s recent history of operating losses, the Company recorded a valuation allowance for substantially all of its federal and state deferred tax assets, as the Company is presently unable to conclude that it is more likely than not that federal and state deferred tax assets will be realized. The Company recorded deferred tax assets of approximately $2.5 million with respect to subsidiaries in Japan and the U.K. based upon the Company’s conclusion that it is more likely than not that the subsidiaries will earn future taxable profits enabling the realization of their respective deferred tax assets, given historical taxable income in those locations.

Approximately $241.1 million of the valuation allowance for deferred tax assets relating to net operating loss carry-forwards was attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $7.6 million of the total $38.6 million valuation allowance for deferred tax assets related to research and development credit carry-forwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $404.7 million, respectively. In addition, the Company has gross federal and California research and development credit carry-forwards of approximately $24.7 million and $21.1 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2023. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2005 through 2013.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

(13)    Related-Party Transactions

The Company leased one of its facilities from a limited liability company, which includes one former member of the Board of Directors. The lease expired in February 2002. Base rent expense under this lease for the year ended June 30, 2002 was $112,000.

(14)    Subsequent Events

Acquisition of Magic4

On July 30, 2004, the Company consummated the acquisition Magic4 Limited (“Magic4”), a private company incorporated in the United Kingdom, acquiring the entire issued share capital of Magic4 from the existing Magic4 shareholders. As a result of the transaction, Magic4 became a wholly owned subsidiary of Openwave. Magic4 is a leading provider of messaging software for mass-market mobile phones. With the acquisition of Magic4, the Company has strengthened its position as an open standards-based software provider for data phone manufacturers. This acquisition serves to deepen the Company’s relevance on the mobile phones while enabling manufacturers to deliver an intuitive user experience as operator service requirements evolve. The purchase price consisted of 2,271,446 shares of Openwave’s common stock, valued at $9.38 per share using the average market price of the Company’s common stock for the two days before and after the announcement date of the acquisition, cash in the amount of $54.2 million and loan notes with an aggregate face value of $3.8 million. The loan notes are payable on demand after 6 months, but no later than August 31, 2005 and bear interest at a rate of 1.5% per annum.

(15)    Quarterly Financial Data (UNAUDITED)

	Fiscal Year ended June 30, 2004				Fiscal Year ended June 30, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$76,822	$74,227	$71,753	$67,989	$66,543	$63,471	$66,783	$71,158
Total cost of revenues	23,791	20,318	18,693	18,264	18,353	18,463	18,568	22,393
Gross profit	53,031	53,909	53,060	49,725	48,190	45,008	48,215	48,765
Total operating expenses	51,384	58,456	57,665	62,720	71,143	64,410	74,862	172,802
Operating income (loss)	1,647	(4,547)	(4,605)	(12,995)	(22,953)	(19,402)	(26,647)	(124,037)
Loss before cumulative effect of change in accounting principle	(737)	(5,738)	(9,387)	(13,989)	(25,703)	(23,214)	(29,497)	(123,997)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(14,547)
Net loss	$(737)	$(5,738)	$(9,387)	$(13,989)	$(25,703)	$(23,214)	$(29,497)	$(138,544)
Basic and diluted net loss:
Before cumulative effect of change in accounting principle	$(0.01)	$(0.09)	$(0.15)	$(0.23)	$(0.43)	$(0.39)	$(0.50)	$(2.11)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(0.25)
Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.15)	$(0.23)	$(0.43)	$(0.39)	$(0.50)	$(2.36)
Shares used in computing basic and diluted net loss per share	63,978	63,233	61,925	60,104	59,733	59,547	59,245	58,742

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 10, 2004

OPENWAVE SYSTEMS INC.

By:	/s/ JOSHUA PACE
Joshua Pace Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON LISTWIN Don Listwin	President, Chief Executive Officer and Director	September 10, 2004

/s/ JOSHUA PACE Joshua Pace	Chief Financial Officer	September 10, 2004

/s/ BERNARD PUCKETT Bernard Puckett	Chairman of the Board	September 10, 2004

/s/ KEVIN KENNEDY Kevin Kennedy	Director	September 10, 2004

/s/ HAROLD L. COVERT, JR. Harold L. Covert, Jr.	Director	September 10, 2003

/s/ BO HEDFORS Bo Hedfors	Director	September 10, 2004

/s/ MASOOD JABBAR Masood Jabbar	Director	September 10, 2004

/s/ KEN DENMAN Ken Denman	Director	September 10, 2004

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K dated September 28, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q dated November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q dated May 12, 2004).

4.1	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed on August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate, as amended, as amended and restated in its entirety effective June 9, 2003 (incorporated herein by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated herein by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Indenture, dated as of September 9, 2003, among Openwave Systems Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003)

4.5	Registration Rights Agreement, dated as of September 9, 2003, among Openwave Systems Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1	Openwave Systems Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.2	Form of Restricted Stock Purchase Agreement Between the Company and Executive Officers Listed on Exhibit A under the Openwave Systems Inc. 1995 Stock Plan, (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.3	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.4	1999 Directors’ Stock Option Plan and form of stock option agreement (incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K dated September 28, 2001).

Exhibit Number	Description

10.5	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated May 15, 2002).

10.6	Openwave Systems Inc. 2001 Stock Compensation Plan, as amended and restated in its entirety effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.7	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 12, 2004).

10.8	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed on May 12, 2004).

10.9	Form of Restricted Stock Bonus Agreement Between the Company and Executive Officers Listed on Exhibit A under the Openwave Systems Inc. 2001 Stock Compensation Plan, as amended and restated in its entirety effective as of August 7, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.10	New Restricted Stock Bonus Grants to Executive Officers under the Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.49 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.11	Summary of New Restricted Stock Bonus Grant to Chief Executive Officer Under the Company’s 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

10.12	Summary of New Restricted Stock Bonus Grants to Executive Officers Under the Company’s 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

10.13	Summary of Restricted Stock Bonus Grants Made to the CEO and Executive Officers in October 2003 Under The Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on February 17, 2004).

10.14	Summary of Restricted Stock Bonus Grants Made to the CEO and Executive Officers in January 2004 Under The Openwave Systems Inc. 2001 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on February 17, 2004).

10.15	Summary of Stock Option Grants Made to Independent Directors in January, April and May of 2004 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 12, 2004).

10.16	Employment Agreement dated September 18, 2000 by and between the Company and Don Listwin (incorporated by reference Exhibit 10.18 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.17	Amended and Restated Employment Agreement by and between the Company and Don Listwin dated February 10, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.18	Amendment to Employment Agreement by and between the Company and Don Listwin dated as of February 6, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated February 17, 2004).

10.19	Form of Restricted Stock Agreement by and between the Company and Don Listwin (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q/A filed on February 15, 2001).

10.20	Memorandum Agreement regarding Stock Option Cancellation and Options Agreement by and between the Company and Don Listwin dated August 7, 2002, (incorporated by reference to Exhibit 10.22 on the Company’s annual report on Form 10-K dated September 30, 2002).

Exhibit Number	Description

10.21	Restricted Stock Bonus Agreement by and between the Company and Don Listwin dated December 20, 2002 (incorporated by reference to Exhibit 10.43 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.22	Notices of Stock Option Grant from the Company to Don Listwin (incorporated by reference to Exhibit 10.46 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.23	Form of Time-Sharing Agreement by and between the Company and Dlist, LLC with respect to an airplane time-sharing arrangement (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.24	Termination of Time-Sharing Agreement by and between the Company and Dlist, LLC, with respect to an airplane time-sharing arrangement (incorporated herein by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.25	Amended and Restated Employment Terms Letter Agreement between the Company and Joshua Pace (incorporated by reference to Exhibit 10.48 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.26	Amendment to Employment Terms by and between the Company and Joshua Pace, dated as of July 27, 2004.

10.27	Summary of Restricted Stock Bonus Grant Made to the CFO in July 2004 under The Openwave Systems Inc. 2001 Stock Compensation Plan.

10.28	Offer Letter dated August 25, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.29	Amendment to Offer Letter by and between the Company and Kevin Kennedy dated January 24, 2003 (incorporated by reference to Exhibit 10.41 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.30	Kevin J. Kennedy Transition Employment Agreement made and entered into as of September 22, 2003 between the Company and Mr. Kennedy (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on November 14, 2003).

10.31	Promissory note dated December 26, 2001 by and between the Company and Kevin Kennedy (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.32	Form of Time-Sharing Agreement by and between the Company and Kennedy Aviation LLC with respect to an airplane time-sharing arrangement (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K dated September 30, 2002).

10.33	Termination of Time-Sharing Agreement by and between the Company and Kennedy Aviation LLC with respect to an airplane time-sharing arrangement (incorporated herein by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.34	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated January 24, 2003 (incorporated by reference to Exhibit 10.40 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.35	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated May 29, 2003 (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K dated August 28, 2003).

10.36	Promissory note dated August 20, 2001 by and between the Company and Alan Black (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.37	Amended and Restated Employment Terms Letter Agreement between the Company and Steve Peters (incorporated by reference to Exhibit 10.47 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

Exhibit Number	Description

10.38	Amended and Restated Employment Agreement by and between the Company and Allen Snyder dated January 9, 2003 effective May 29, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.39	Amended and Restated Employment Terms by and between the Company and Allen Snyder, dated as of February 6, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated May 12, 2004).

10.40	Restricted Stock Bonus Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.41	Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.45 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.42	Amended and Restated Employment Terms Letter Agreement between the Company and David Hose effective January 9, 2003 (incorporated herein by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.43	Offer letter between the Company and Jon Shantz dated December 3, 2001 (incorporated herein by reference to Exhibit 10.36 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.44	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.45	Form of Change of Control Severance Agreement between the Company and the Company’s Named Executive Officers (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K dated September 28, 2001).

10.46	Executive Severance Policy dated November 15, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.47	Lease Agreement dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California, by and between the Company and Pacific Shores Center LLC. (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed on May 15, 2000).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Executive Officer and Chief Financial Officer.

32.1	Certificate of Openwave Systems Inc Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.