Form 10-Q
period 2004-09-30
OPENWAVE SYSTEMS INC
filed 2004-11-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004 there were 66,340,619 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2004	June 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$172,662	$231,509
Short-term investments	53,012	38,262
Accounts receivable, net	115,371	78,421
Prepaid and other current assets	15,376	15,694

Total current assets	356,421	363,886

Property and equipment, net	29,794	30,552
Long-term investments, and restricted cash and investments	54,344	72,047
Deposits and other assets	6,814	7,072
Intangibles assets, net	26,171	2,228
Goodwill	43,323	723

	$516,867	$476,508

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,929	$4,697
Notes payable	3,814	—
Accrued liabilities	42,337	36,679
Accrued restructuring costs	9,981	10,429
Deferred revenue	70,494	60,662

Total current liabilities	131,555	112,467

Accrued restructuring costs, less current portion	37,327	38,838
Deferred revenue, less current portion	1,477	1,321
Deferred rent obligations	4,473	4,308
Deferred tax liabilities	7,683	—
Convertible subordinated notes, net	146,748	146,542

Total liabilities	329,263	303,476

Commitments and contingencies

Stockholders’ equity:
Common stock	66	64
Additional paid-in capital	2,755,568	2,742,139
Deferred stock-based compensation	(1,762)	(1,991)
Accumulated other comprehensive loss	(777)	(736)
Notes receivable from stockholders	(208)	(204)
Accumulated deficit	(2,565,283)	(2,566,240)

Total stockholders’ equity	187,604	173,032

	$516,867	$476,508

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
License	$38,185	$32,208
Maintenance and support services	21,498	20,366
Professional services	16,818	9,803
Project/Systems	7,067	5,612

Total revenues	83,568	67,989

Cost of revenues:
License	1,209	2,567
Maintenance and support services	6,650	6,252
Professional services	12,295	7,296
Project/Systems	3,051	2,149

Total cost of revenues	23,205	18,264

Gross profit	60,363	49,725

Operating expenses:
Research and development	22,005	25,586
Sales and marketing	22,921	23,623
General and administrative	10,198	10,056
Restructure and other costs	907	2,652
Stock-based compensation*	594	735
Amortization of intangible assets	525	68

Total operating expenses	57,150	62,720

Operating income (loss)	3,213	(12,995)
Interest income	1,264	881
Interest expense	(1,292)	(303)
Other expense, net	(215)	—

Income (loss) before provision for income taxes	2,970	(12,417)
Income taxes	2,013	1,572

Net income (loss)	$957	$(13,989)

Basic net income (loss) per share	$0.01	$(0.23)

Diluted net income (loss) per share	$0.01	$(0.23)

Shares used in computing basic net income (loss) per share	65,151	60,104

Shares used in computing diluted net income (loss) per share	68,000	60,104
* Stock-based compensation by category:
Research and development	$118	$268
Sales and marketing	123	81
General and administrative	353	386

	$594	$735

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$957	$(13,989)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	4,353	6,802
Amortization of discount on convertible debt and debt issuance costs	260	59
Stock-based compensation	594	735
Loss on sale of property and equipment	11	209
Provision for doubtful accounts	1,101	135
Impairment of property and equipment - restructuring related	—	738
Changes in operating assets and liabilities:
Accounts receivable	(31,562)	923
Prepaid assets, deposits, and other assets	1,403	510
Accounts payable	(909)	364
Accrued liabilities	2,202	6,631
Accrued restructuring costs	(1,960)	(4,853)
Deferred revenue	9,087	(10,981)

Net cash used for operating activities	(14,463)	(12,717)

Cash flows from investing activities:
Purchases of property and equipment	(1,626)	(651)
Proceeds from sale of property and equipment	—	29
Restricted cash and investments	(205)	(7,596)
Acquisitions, net of cash acquired	(46,433)	—
Purchases of short-term investments	—	(6,595)
Proceeds from sales and maturities of short-term investments	3,412	8,789
Purchases of long-term investments	(68)	(4,450)
Proceeds from sales and maturities of long-term investments	—	8,862

Net cash used for investing activities	(44,920)	(1,612)

Cash flows from financing activities
Net proceeds from issuance of common stock, net	767	1,627
Net proceeds from issuance of convertible debt	—	144,975
Other	(4)	4

Net cash provided by financing activities	763	146,606

Effect of exchange rates on cash and cash equivalents	(227)	—

Net increase (decrease) in cash and cash equivalents	(58,847)	132,277
Cash and cash equivalents at beginning of period	231,509	139,339

Cash and cash equivalents at end of period	$172,662	$271,616

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,046	$1,796

Cash paid for interest	$2,035	$4

Noncash investing and financing activities:
Common stock issued for acquisition	$12,300	$—

Notes payable issued in conjunction with acquisition	$3,805	$—

Deferred stock-based compensation	$365	$118

Reversal of deferred stock-based compensation	$—	$14

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Openwave Systems Inc.’s (the “Company”) management (“Management”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2004 and June 30, 2004, and the results of operations and cash flows for the three months ended September 30, 2004 and 2003. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

On October 21, 2003, the Company effected a one-for-three reverse split of its common stock. The reverse split reduced the number of shares of our common stock outstanding at September 30, 2003 to approximately 60.9 million shares from 182.6 million shares. All share and per share amounts have been restated to reflect this reverse stock split, including the periods prior to the effective date of the reverse split.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results for the full fiscal year or any future period could differ from those estimates.

Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support services, professional services and project/systems revenues. As described in Note 3, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category by the Chief Executive Officer (“CEO”) includes the licensing of the Company’s application software and related maintenance and support services; the licensing of client software and related maintenance and support services; the licensing of infrastructure software and related maintenance and support services; professional services; and project/system revenues, which include porting services with partners, and a significant “managed service” arrangement with a communications service provider. The Company licenses its application software and infrastructure software products primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force. As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

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

For its new version coverage and maintenance and support services elements, the Company determines that it has sufficient VSOE to allocate revenue to these elements when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or maintenance and support elements, the Company determined that it does not have sufficient VSOE to allocate revenue to these undelivered elements. In this case, provided that these elements are the only remaining undelivered elements in the arrangement, arrangement fees are recognized ratably over the period that maintenance and support and/or new version coverage is provided, assuming all other revenue recognition criteria are satisfied.

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

In certain arrangements the Company recognizes revenue based on information contained in license usage reports provided by customers. If such reports are not received in a timely manner, the Company estimates the revenue based on historical reporting trends, if reasonably possible. For all other arrangements the Company recognizes revenue related to usage fees on a consistent quarterly lag basis.

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

During the year ended June 30, 2004, the Company entered into a significant contract with a communication services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third party software and hardware; maintenance and support and new version coverage; third party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third party software; and ongoing managed services for the software system/solution. The Company initially determined that it had a single unit of accounting, as defined in EITF Issue No. 00-21, as the Company did not know the fair value of one undelivered element. For the quarter ended June 30, 2004, the Company recognized revenue using the proportional performance method initially assuming a zero profit margin, as the Company believed it could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured.

During the quarter ended September 30, 2004, the Company determined that it had the fair value of all remaining undelivered elements and thus was able to break the arrangement down into three specific accounting units which are as follows; post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The Customer can renew both the post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the customized software, hardware and services arrangement. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. Accordingly, the Company recognized $7.1 million in systems revenue from this arrangement, which was classified as project/systems revenues in the Company’s Consolidated Statement of Operations. Additionally, from this arrangement, the Company recognized $1.7 million of license revenue in the Company’s Consolidated Statement of Operations. This $1.7 million reflects the contracted value of non-system license fees pertaining to a separate contract that could not be separated for revenue recognition purposes from the larger managed services, software, and solution contract. The aggregate revenue recognized to date from the arrangement is $13.7 million with corresponding aggregate cost of sales of $8.0 million. As of September 30, 2004, direct and incremental costs of $4.6 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

Cost of license revenues is primarily comprised of third-party license and related support fees and amortization of purchased technology and contract intangible assets. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues includes compensation and independent consultant costs for personnel engaged in delivering professional services and related overhead costs. Cost of project/system revenues includes direct costs incurred in the performance of development services under the porting arrangement, and direct and incremental costs on the “managed service” arrangement equal to the percent complete.

Allowance for Doubtful Accounts

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

Stock Based Compensation

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

If the fair value based method as prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense, the pro-forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three months ended September 30,
	2004	2003
Net income (loss), as reported:	$957	$(13,989)
Add:
Stock-based compensation included in net loss, net of tax	594	735
Deduct:
Stock-based compensation expense determined under the fair value method for all awards, net of tax	(9,024)	(15,253)

Pro forma net loss	$(7,473)	$(28,507)

Basic net income (loss) per share:
As reported	$0.01	$(0.23)

Pro forma	$(0.11)	$(0.47)

Diluted net income (loss) per share:
As reported	$0.01	$(0.23)

Pro forma	$(0.11)	$(0.47)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,
	2004	2003
Expected life (years)	2.17	2.76
Risk-free interest rate	2.48%	2.35%
Volatility	110%	135%

Under SFAS No. 123, the weighted-average fair value of stock options and restricted stock grants granted during the three months ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,
	2004	2003
Weighted-average fair value of stock options	$5.35	$8.01
Weighted-average fair value of restricted stock grants	$10.42	$2.36

Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments.” EITF Issue No. 03-01 includes new guidance on evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are considered to be temporarily impaired. The disclosure requirements for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company adopted the initial disclosure requirements of EITF Issue No. 03-01 in June 2004. The adoption of the remaining portions of EITF 03-01 has been postponed by the Financial Accounting Standards Board pending issuance of additional implementation guidance regarding the impairment of certain debt securities.

(2) Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share” basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented, (in thousands, except per share amounts):

	Three months ended September 30,
	2004	2003
Weighted average shares used in computing basic net income (loss) per common share	65,151	60,104
Dilutive effect of restricted stock subject to repurchase	226	—
Dilutive effect of employee stock options	1,866	—
Dilutive effect of contingently issuable shares	757	—

Weighted average shares used in computing basic and diluted net loss per common share	68,000	60,104

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive to the net income (loss) per share computation. The following table sets forth potential common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	September 30,
	2004	2003
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	—	486
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income	—	7,848
Options that were excluded from the computation of dilutive shares outstanding because the exercise price exceed the average market value of the Company’s common stock during the fiscal year	8,439	1,036
Shares issuable pursuant to warrants to purchase common stock	—	41
Shares resulting from an “as-if” conversion of the convertible debt	8,154	1,971

(3) Geographic, Segment and Significant Customer Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

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

Infrastructure software and related maintenance and support services contain the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users and includes, but is not limited to, Openwave Mobile Access Gateway, Openwave Location Products, Multimedia Messaging Services (“MMS”), and Openwave Provisioning Manager.

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

Project/Systems revenues are derived from a porting services project and systems revenues which are comprised of packaged solution elements which include our software licenses, professional services, third-party software and hardware.

The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

	Three months ended September 30,
	2004	2003
Revenues by product groups:
Applications software and services	$14,998	$16,966
Infrastructure software and services	29,107	22,784
Client software and services	15,578	12,814
Services	16,818	9,813
Project/Systems	7,067	5,612

Total revenues	$83,568	$67,989

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three months ended September 30,
	2004	2003
Americas	$39,319	$34,499
Europe, Middle East, Africa	19,452	14,249
Japan and Asia Pacific	24,797	19,241

Total revenues	$83,568	$67,989

	Three months ended September 30,
	2004	2003
United States	$34,834	$28,147
Japan	13,962	13,403
Other countries	34,772	26,439

Total revenues	$83,568	$67,989

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer information is as follows:

	% of Total Revenue Three months ended September 30,
	2004	2003
Customer:
IBM	5.9%	16.0%
Sprint	7.3%	10.0%
Nextel	14.1%	3.6%

(4) Balance Sheet Components

(a) Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2004	June 30, 2004
Accounts receivable	$95,472	$61,174
Unbilled accounts receivable	27,023	23,342
Allowance for doubtful accounts	(7,124)	(6,095)

	$115,371	$78,421

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual billing terms.

(b) Long-term investments and restricted cash and investments

The following summarizes the Company’s long-term investments and restricted cash and investments (in thousands):

	September 30, 2004	June 30, 2004
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies (matures through year ending June 30, 2006)	$26,755	$44,663
Restricted cash and investments	27,589	27,384

	$54,344	$72,047

(c) Goodwill and intangible assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2004 to September 30, 2004 (in thousands):

	Balance as of June 30, 2004	Additions (a)	Amortization	Balance as of September 30, 2004
Goodwill	$723	$42,600	$—	$43,323
Intangibles assets:
Customer contracts and relationships	620	11,387	(807)	11,200
Developed and core technology	1,548	14,222	(841)	14,929
Trademarks	60	—	(18)	42

	$2,951	$68,209	$(1,666)	$69,494

(a) Additions comprise goodwill and intangibles acquired in the acquisition of Magic4, (see Note 5)

Total amortization expense related to intangible assets during the three months ended September 30, 2004 and 2003 was follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Customer contracts and relationships	$(807)	$(278)
Developed and core technology	(841)	(394)
Trademarks	(18)	(18)

	$(1,666)	$(690)

During the three months ended September 30, 2004 and 2003, amortization of acquisition-related contract intangibles and developed and core technology included in Cost of Revenues – License were approximately $1.1 million and $622,000, respectively. Amortization of acquisition-related contract intangibles included in Cost of Revenue – Maintenance and Support was approximately $13,000 during the three months ended September 30, 2004. Amortization of acquisition-related customer relationships and trademark, which were sales and marketing related, included in Operating expenses were $525,000 and $68,000 during the three months ended September 30, 2004 and 2003, respectively.

The following tables set forth the carrying amount of other intangible assets, net (in thousands):

	September 30, 2004			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	$16,037	$(4,837)	$11,200	$4,650	$(4,030)	$620
Developed and core technology	19,242	(4,313)	$14,929	5,020	(3,472)	$1,548
Trademarks	200	(158)	$42	200	(140)	$60

	$35,479	$(9,308)	$26,171	$9,870	$(7,642)	$2,228

The following table presents the estimated future amortization of the intangible assets (in thousands):

Fiscal Year	Amortization
2005	$5,921
2006	5,972
2007	5,678
2008	5,448
2009	2,927
Thereafter	225

$26,171

(d) Deferred Revenue

As of September 30 and June 30, 2004, the Company had deferred revenue of $72.0 million and $62.0 million, respectively, consisting of deferred license fees, new version coverage and maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed:

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

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $45.5 million and $28.9 million as of September 30 and June 30, 2004, respectively.

(e) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2004	June 30, 2004
Unrealized loss on marketable securities	$(364)	$(550)
Cumulative translation adjustments	(413)	(186)

Accumulated other comprehensive loss	$(777)	$(736)

Other comprehensive loss is comprised of net income (loss), change in unrealized gain (loss) on marketable securities and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended September 30,
	2004	2003
Net income (loss)	$957	$(13,989)
Other comprehensive income (loss):
Change in unrealized loss on marketable securities, net of tax	186	(97)
Change in accumulated foreign currency translation adjustments	(227)	—

Total other comprehensive income (loss)	$916	$(14,086)

(5) Acquisition

Acquisition of Magic4 Limited

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4 Limited (“Magic4”), a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.2 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, (see Note 6), and (iv) transactions costs of $1.9 million, consisting primarily of primarily of professional fees incurred related to attorneys, accountants and valuation advisors and transfer taxes. The shares issued were valued at $12.3 million based upon a 3-day weighted average closing price through the close date of the acquisition. As of September 30, 2004, the Company had paid $71.6 million of the Initial Consideration and expects to pay the remaining $639,000 related to transaction costs in the quarter ending December 31, 2004.

In the event that certain key employees of Magic4 continue employment with the Company for certain specified periods, the Company will be required to issue up to an additional 1,135,734 shares of common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be distributed to all of the former holders of share capital of Magic4 on a pro-rata basis. The valuation of the contingently issuable shares of common stock will be remeasured upon the completion of the various specified employment periods.

With the acquisition of Magic4, the Company has strengthened its position as an open standards-based software provider for data phone manufacturers. This acquisition serves to deepen the Company’s relevance on mobile phones while enabling manufacturers to deliver an intuitive user experience as operator service requirements evolve. The results of Magic4 have been included in the Consolidated Financial Statements since July 31, 2004.

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations”, the Company allocated the Initial Consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Initial Consideration does not include the contingent consideration described above. The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$8,481
Accounts receivable	6,489
Prepaid and other current assets	872
Property, plant and equipment	315

Total tangible assets	16,157

Intangible assets:
Identifiable intangibles	25,609
Goodwill	42,600

Total intangible assets	68,209

Liabilities assumed:
Accounts payable and accrued liabilities	(1,991)
Deferred revenue	(901)
Deferred tax liability	(9,259)

Total liabilities assumed	(12,151)

Net assets acquired	$72,215

(6) Debt

Notes Payable.

On July 30, 2004, in connection with the acquisition of Magic4, the Company issued Loan Notes with an aggregate face value of approximately $3.8 million. The Loan Notes are payable on demand after 6 months, but no later than August 31, 2005 and bear interest at an initial rate of 1.5% per annum during the initial interest rate period. During the subsequent interest rate period the Loan Notes bear interest at a rate equal to the strategic cash portfolio overnight rate offered by Bank of America to Dollar funds deposited in the United States of America as of the first day of the subsequent interest period. The initial interest period is from the issuance date of the Loan Notes through December 31, 2004. All subsequent interest is due and payable on June 30 and will be recorded as interest expense in our Consolidated Statement of Operations.

Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a discount of $4.1 million, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $206,000 and $48,000 of the discount was amortized during the three months ended September 30, 2004 and 2003, respectively. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, which is equates to approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006 if the price of the Company’s common stock exceeds a specified threshold. In addition, the Company has the right to voluntarily reduce the conversion price for certain specified periods. Each holder may require the Company to purchase all or portion of such holder’s notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in deposit and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. During the fiscal quarters ended September 30, 2004 and 2003, the Company amortized approximately $45,000 and $11,000 of debt issuance costs, respectively. Interest on the Notes began accruing in September 2003 and is payable semi-annually on March 9 and September 9. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At September 30, 2004 and June 30, 2004, the balance of the pledged securities was $8.1 million and $10.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheet at September 30, 2004 and June 30, 2004.

(7) Contingencies

Litigation

IPO securities class action. On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of the Company’s present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to an agreement extending the statute of limitations, through September 30, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. No amount is accrued as of September 30, 2004, as a loss is not considered probable and estimable.

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

The following table sets forth the restructuring activity through September 30, 2004 (in thousands):

	FY 02 Restructuring Plan			FY 03 Q1 Restructuring Plan			FY 03 Q4 Restructuring Plan			Total
	Facility ( a )	Severance ( b )	Other ( c )	Facility ( a )	Severance ( b )	Other ( c )	Facility ( a )	Severance ( b )	Other ( c )	Reserve
Balance as of June 30, 2004	$5,924	$—	$—	$42,587	$—	$—	$598	$158	$—	$49,267
Activity for the three months ended September 30, 2004:	—	—
Total charges (1)	930	—	—	—	—	—	2	(25)	—	907
Cash paid	(1,023)	—	—	(1,713)	—	—	(90)	(40)	—	(2,866)

Balance as of September 30, 2004	$5,831	$—	$—	$40,874	$—	$—	$510	$93	$—	$47,308

(1)	During the quarter ended September 30, 2004, the Company incurred an additional $930,000 in facilities charges related the FY02 Restructuring Plan due to the exercise of an early termination clause within a facility lease agreement.

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

Restructuring Plans

The FY2003 Q4 Restructuring was announced during the quarter ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in the Company’s workforce of approximately 200 employees. The majority of these reductions were completed by December 31, 2003. In connection with the implementation of the restructuring plan, the Company has incurred approximately $10.8 million in total restructuring charges. The restructuring charges included facility costs of $1.3 million, equipment costs of $2.9 million, severance and employment related charges of $6.5 million and other restructuring related costs of $0.1 million. Of the $0.6 million remaining restructuring accrual at September 30, 2004, we expect to pay $0.3 million through June 30, 2005 and $0.3 million during the three years ending June 30, 2008.

The FY2003 Q1 Restructuring was announced during the quarter ended September 30, 2002 and included the consolidation of products within three core product groups: client software and services, application software and services, and infrastructure software and services. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 480 employees as of June 30, 2003. To date, restructuring cost totaled approximately $82.2 million, including facility costs of $52.1 million, fixed asset impairments of $12.2 million, severance and employment related charges of $17.6 million and other restructuring related costs of $0.3 million. Of the remaining $40.9 million accrual at September 30, 2004, we expect to pay $4.9 million through June 30, 2005 and $36.0 million from July 2005 through April 2013.

The FY 2002 Restructuring was announced during the quarter ended December 30, 2001 as a result of our desire to improve our cost structure and profitability. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 400 employees. During the quarter ended September 30, 2004, the Company incurred an additional $930,000 in facilities charges related to the exercise of an early termination clause within a facility lease agreement, bringing the total restructuring costs to $39.7 million. Other related costs totaled $1.9 million which were primarily associated with the accelerated depreciation charges related to the planned closing of certain facilities under the restructuring plan. The restructuring costs included facility costs of $21.2 million, fixed asset impairments of $5.4 million, severance and employment-related charges of $10.3 million and other restructuring-related charges of $2.8 million. Of the remaining $5.8 million accrual as of September 30, 2004, we expect to pay $2.7 million through June 30, 2005 and $3.1 million through various dates to November 2012.

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

Overview of Our Business and Products

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

Our software products comprise client software, that resides on mobile phones; mobile infrastructure software which comprises the foundation software required to enable internet connectivity to mobile phones and to build a set of services for mobile phone users; and messaging application software which enables end-users to exchange electronic mail and multimedia messages from personal computers, wireline and mobile phones, and provides end-users with spam and virus protection. For further detail regarding our products, please see our Annual Report on Form 10-K for our fiscal year ended June 30, 2004.

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

Operating Environment during the Three Months Ended September 30, 2004

We are benefiting from some key trends in each of our core markets:

•	In the mobile market, 2.5G networks are fully deployed and 3G networks such as EVDO and wideband CDMA are being rolled out globally. Using this infrastructure, mobile operators are launching new services around music and video. Additionally, mobile virtual network operators are now introducing data services, which provide us with a new growing market opportunity.

•	In the mobile phone area, we are experiencing demand for more technology and a more comprehensive systems integration offering. Demand is growing for complete platforms from a new set of start-ups and chip providers to deliver wideband CDMA mobile phones in 2005.

•	In the wireline and broadband markets, service providers are actively purchasing anti-spam and anti-virus software technologies to protect their end-users from virus and spam attacks. In addition, broadband providers are pursuing IP video and voicemail solutions to add new offerings for their customers. Both of these areas are fueling growth in this market.

We believe that our strategy is gaining momentum as exhibited by two recent client/server deployments with Nextel and Virgin Mobile:

•	Nextel recently launched its first camera phone – the Motorola i860, which uses our V7 browser. In conjunction, we teamed with Nextel to deploy and manage the next generation messaging platform for multimedia and text messaging. The solution uses our Multimedia Messaging Service Center and was our first comprehensive systems delivery project.

•	Virgin Mobile also has deployed our client and server products for its recently launched Flasher V7 camera phone by AudioVox. We are helping Virgin Mobile deliver games, music and picture messaging. The camera phone utilizes our client technology and Virgin has deployed our access, download and messaging server components.

In the wireline and broadband markets, we have emerged as a leading email provider. We are extending our platform with anti-abuse and integrated messaging technologies.

During the quarter ended September 30, 2004, we deployed our EdgeGx product and have eight active engagements worldwide with both wireline and mobile operators. We also announced EdgeGx 2.0, the first mobile messaging anti-abuse edge services gateway that protects users against viruses and spam for SMS, email and MMS.

Financial Performance for the Three Months Ended September 30, 2004

Overall, we achieved profitability and increased overall revenue. Furthermore, with the acquisition of Magic4 Limited (“Magic4”), we have emerged as a leading company with a client/server offering that will improve the user experience for mobile data services. Key financial highlights included:

•	Revenue was $83.6 million, an increase of 9% from $76.8 million during the preceding quarter ended June 30, 2004, and an increase of 23% from $68.0 million during the September quarter in the preceding year.

•	We achieved profitability with a net income of $957,000, or $0.01 per basic and diluted net income per share compared to a net loss of $737,000, or ($0.01) per basic and diluted net loss per share, for the preceding quarter and a net loss of $14.0 million, or ($0.23) per basic and diluted net loss per share for the September quarter in the preceding year.

•	Net cash used in operating activities was $14.5 million compared to $12.7 million for the same period in fiscal 2003.

Recent Events

On November 4, 2004, we announced the hiring of David C. Peterschmidt as the President and Chief Executive Officer and the resignation of Don Listwin as the President and Chief Executive Officer. Prior to joining Openwave, Mr. Peterschmidt was the chief executive officer and chairman of Security, a security software company, and will continue to serve as a director on its board. Mr. Peterschmidt was also formally the chief executive officer of Inktomi, where he steered the company to a leadership position in the Internet infrastructure software industry.

On October 6, 2004, we announced that Steve Peters had been promoted to Executive Vice President and Chief Administrative Officer, and that Allen Snyder had been promoted to Executive Vice President, Server Business.

On July 30, 2004, we acquired Magic4 Limited, a private company incorporated in the United Kingdom, acquiring the entire issued capital of Magic4 from the existing Magic4 shareholders. As a result of this transaction, we have strengthened our position as an open standards-based software provider for data phone manufacturers.

Corporate Governance and Internal Controls

We have historically considered our policies and procedures relating to our corporate governance and internal controls over financial reporting a high priority and will continue to do so. We believe that our accounting policies are prudent and provide a clear and accurate view of our financial performance. As of September 30, 2004, we have made significant progress in our efforts to comply with the Sarbanes-Oxley Act, including Section 404 thereof, and anticipate that we will meet all requirements within the applicable time frames as specified by the Sarbanes-Oxley Act.

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

These policies, and our procedures related to these policies, are described in detail below. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q and to our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. If such reports are not received in a timely manner, we estimate the revenue based on historical reporting trends, if reasonably possible. For all other arrangements we recognize revenue related to usage fees on a consistent quarterly lag basis.

During the year ended June 30, 2004, we entered into a significant contract with a communication services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, we agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third party software and hardware; maintenance and support and new version coverage; third party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third party software; and ongoing managed services for the software system/solution. We initially determined that we had a single unit of accounting, as defined in EITF Issue No. 00-21, as we did not know the fair value of one undelivered element. For the quarter ended June 30, 2004, we recognized revenue using the proportional performance method initially assuming a zero profit margin, as we believed we could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured.

During the quarter ended September 30, 2004, we determined that we had the fair value of all remaining undelivered elements and thus we were able to break the arrangement down into three specific accounting units which are as follows; post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The Customer can renew both the post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. For the customized software, hardware and services, we was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. We use labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the customized software, hardware and services arrangement. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. Accordingly, we recognized $7.1 million in systems revenue from this arrangement, which was classified as project/systems revenues in our Consolidated Statement of Operations. Additionally, from this arrangement, we recognized $1.7 million of license revenue in our Consolidated Statement of Operations. This $1.7 million reflects the contracted value of non-system license fees pertaining to a separate contract that could not be separated for revenue recognition purposes from the larger managed services, software, and solution contract. The aggregate revenue recognized to date from the arrangement is $13.7 million with corresponding aggregate cost of sales of $8.0 million. As of September 30, 2004, direct and incremental costs of $4.6 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

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

With the adoption of SFAS No. 142 on July 1, 2002, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. While goodwill is tested for impairment in our fiscal third quarter, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the three months ended September 30, 2004 and 2003, there were no impairments of goodwill. We have impaired our goodwill and intangible assets during the fiscal years ended June 30, 2003 and 2002.

(b) Strategic investments

We perform an impairment assessment of our strategic equity investments on a quarterly basis. In performing the impairment assessment, we consider the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency, and its access to future capital. As of September 30, 2004, the remaining book value of our investments in non-marketable equity securities was approximately $1.1 million and was recorded within deposits and other assets in our Consolidated Balance Sheets.

Restructuring–related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate representing the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). We have estimated that the lease loss for the fiscal year 2003 and fiscal year 2002 restructuring plans could be as much as $22.3 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period.

Summary of Operating Results

Three Months Ended September 30, 2004 and 2003

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

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the three months ended September 30, 2004 and 2003 include IBM, Sprint and Nextel.

Sales to IBM, which were reseller in nature, accounted for 5.9% and 16.0% of total revenues during the three months ended September 30, 2004 and 2003, respectively. Sales to Sprint accounted for 7.3% and 10.0% of total revenues during three months ended September 30, 2004 and 2003, respectively. Sales to Nextel accounted for 14.1% and 3.6% of total revenues during three months ended September 30, 2004 and 2003, respectively. No other customers accounted for 10% or more of total revenues for the three months ended September 30, 2004 and 2003, respectively.

The following table presents the key revenue financial metric information for the three months ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2004	2003
Revenues:
License	$38,185	$32,208	18.6%
Maintenance and support services	21,498	20,366	5.6%
Professional services	16,818	9,803	71.6%
Project/Systems	7,067	5,612	25.9%

Total Revenues	$83,568	$67,989	22.9%

Percent of revenues:
License	45.7%	47.4%
Maintenance and support services	25.7%	30.0%
Professional services	20.1%	14.4%
Project/Systems	8.5%	8.2%

License Revenues

The increase in license revenues of 18.6% as compared to the corresponding quarter in the prior fiscal year was due to an overall increase in sales of both our client and infrastructure products as new mobile phones reach the market. Client license revenue increased approximately $2.1 million of which $1.4 million was related to Magic4 products. The continued increase in handset shipments in the mobile market is generating increases in this area of our business. In addition, we saw an increase in license revenue for our infrastructure products of approximately $5.3 million from the same quarter last year. This growth was primarily due to an increase in our customers’ subscribers and related data transactions, which translated into customers using their license inventory and returning to purchase additional licenses in the first fiscal quarter of 2005. These increases were offset by a $1.5 million decrease in license revenue from our applications business.

Maintenance and Support Services Revenues

The increase in maintenance and support services revenues of 5.6% as compared to the corresponding quarter in the prior fiscal year was due to the growth in both our client and infrastructure business as noted in the license revenue section. The client support revenue increased approximately $700,000 from the same quarter of the previous year as we shifted many OEM customers from general support agreements to higher value dedicated support contracts. In the infrastructure business, we saw increases due to a greater number of subscribers and/or related transactions at our customers offset by a decrease due to renegotiation of a large support contract.

Professional Services Revenues

The increase in professional services of 71.6% as compared to the corresponding quarter in the prior fiscal year was primarily attributed to an increase in the number of custom projects as we focused our strategy on building unique offerings for our customers based on our products and deep knowledge of the mobile and broadband markets. In addition, we saw an increase in services provided for product upgrades of our existing technology, primarily MAG 6.0 and Email Mx 6.0, and other value-added services to our customers.

Project/Systems Revenues

Project/Systems revenues generated during the three months ended September 30, 2004 represented systems revenues which were comprised of packaged solution elements which may include our software licenses, our professional services, and third-party software and hardware. During the quarter ended September 30, 2004, we recognized $7.1 million in systems revenues on an arrangement, which was classified as project/systems revenues and an additional $1.7 million which was classified as license revenues within the Company’s Consolidated Statement of Operations. Please see the Revenue Recognition section under Critical Accounting Policies and Judgments for further discussion of this arrangement.

Project/Systems revenues generated during the three months ended September 30, 2003 comprised revenue recognized under our porting service arrangement with a service partner. Prior to September 30, 2003, we were unable to reliably estimate total costs and revenues on the project and therefore project revenue was recognized only to the extent of project costs incurred. At September 30, 2003, we determined that we were able to reliably estimate total costs and total revenues on the project, and recognized gross margin in excess of costs on a cumulative basis since project inception. Consequently, the Company recognized $3.0 million of gross profit in the September 30, 2003 quarter.

Other Key Financial Revenue Metric

Other key financial revenue metric include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three months ended September 30,		Percent Change
	2004	2003
Revenues by product groups:
Applications software and services	$14,998	$16,966	(11.6)%
Infrastructure software and services	29,107	22,784	27.8%
Client software and services	15,578	12,814	21.6%
Services	16,818	9,813	71.4%
Project/Systems	7,067	5,612	25.9%

Total revenues	$83,568	$67,989	22.9%

Client software and services revenue increased $2.8 million from the same quarter last year, of which $1.5 million was related to the acquisition of Magic4. The remaining $1.3 million in growth was due to the continued increase of data mobile phone shipments from 468.2 million at the end of 2003 to 559.9 million projected by the end of 2004. Infrastructure software and services increased $6.3 million year over year as mobile phone users increased their adoption and usage of mobile data through our wireless carrier customers. Over the last year, mobile data usage at our customers has increased from 5% to 10% quarterly growth in 2003 to 15% to 20% quarterly growth in 2004. This growth at our service provider customers has resulted in them using their existing inventory and purchasing additional inventory. Application software and services decreased by $2.0 million from the corresponding quarter of the prior fiscal year primarily due to the recognition of revenue of a large messaging anti-abuse agreement in the quarter ending September 30, 2003. In the quarter ended September 30, 2004 quarter, the decrease from this one large deal was partially offset by new anti-spam and anti-virus software sales as well as new sales of our Email Mx mail platform. The increase in services revenues was primarily attributable to an increase in the number of custom projects in which we had engaged as well as an increase in services for product upgrades on our existing technology, primarily MAG 6.0 and Email Mx 6.0, and other value-added services to our customers.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Percent Change
	2004	2003
Cost of revenues:
License	$1,209	$2,567	(52.9)%
Maintenance and support services	6,650	6,252	6.4%
Professional services	12,295	7,296	68.5%
Project/Systems	3,051	2,149	42.0%

Total cost of revenues	$23,205	$18,264	27.1%

	Three Months Ended September 30,
	2004	2003
Gross margin per related revenue:
License	96.8%	92.0%
Maintenance and support services	69.1%	69.3%
Professional services	26.9%	25.6%
Project/Systems	56.8%	61.7%
Total Gross Margin	72.2%	73.1%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract and relationship intangible assets related to our acquisitions.

Costs of license revenues decreased by $1.4 million during the three months ended September 30, 2004 as compared to the prior fiscal period. The decrease was primarily attributable to the recognition of $1.3 million in royalty expense in the quarter ended September 30, 2003, associated with revenue recognized from a significant anti-virus and anti-spam agreement, and a decrease in the amortization of a software license of $0.6 million, offset by an increase in the amortization of contract and customer relationship intangibles in the amount of $0.5 million related to the acquisition of Magic4.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers.

Maintenance and support services revenues and margins remained relatively constant in the comparable periods.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead.

Professional services costs increased by $5.0 million during the three months ended September 30, 2004 as compared to the corresponding prior year period due to an increase in demand for our products resulted in an increase in subcontractor costs of $3.0 million, the addition of 38 average headcount lead to an increase of $2.3 million in labor and other charges, an increased utilization of our research and development group resulting in $2.0 million in cross charges, offset by charges of $2.3 million that were either cross-charged to Project/Systems or capitalized as deferred charges on the balance sheet.

Professional services gross margin remained relatively flat during the comparative periods. We expect the professional services gross margin to continue to fluctuate as revenue is recognized based on completion of milestones.

Cost of Project/Systems Revenues

During the three months ended September 30, 2004 , our cost of project/systems revenue was comprised of costs associated with a systems arrangement with a service partner. For the quarter ended June 30, 2004, we recognized revenue using the proportional performance method initially assuming a zero profit margin, as we believed we could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured. During the quarter ended September 30, 2004, we were able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming a estimated profit margin on the overall project. The aggregate revenue recognized to date from the arrangement is $13.7 million with corresponding aggregate cost of sales of $8.0 million. Included in the $13.7 million, is $1.7 million that was included in license revenue. Therefore, the adjusted estimated profit margin on revenues recognized to date is approximately 41%.

During the three months ended September 30, 2003, our cost of project/systems revenues was comprised of direct costs associated with the porting services arrangement with a service partner. Without the impact of the additional revenue recognized as discussed above in Project Revenues, our project margins would have been 18% for the three months ended September 30, 2003.

Overall, we expect gross margins to remain above 70% in the near term with an estimated gross margin between 70% and 73% for the second fiscal quarter of 2005.

Operating Expenses

We have continued to reduce costs and expenses to better align our resources with revenue opportunities anticipated in the current information technology market. Additionally, overall headcount for the operating departments decreased by an average of 83 employees during the three months ended September 30, 2004 as compared to the same period in the prior year. The Magic4 acquisition added approximately $1.7 million in operating costs in the September 2004 quarter, excluding amortization of acquisition-related intangibles.

The following table represents operating expenses for the three months ended September 30, 2004 and 2003 respectively:

	Three Months Ended September 30,		Percent Change
	2004	2003
Operating expenses:
Research and development	$22,005	$25,586	(14.0)%
Sales and marketing	22,921	23,623	(3.0)%
General and administrative	10,198	10,056	1.4%
Restructuring and other related costs	907	2,652	(65.8)%
Stock-based compensation	594	735	(19.2)%
Amortization of intangible assets	525	68	672.1%

Total Operating Expenses	$57,150	$62,720	(8.9)%

Percent of Revenues:
Research and development	26.3%	37.6%
Sales and marketing	27.4%	34.7%
General and administrative	12.2%	14.8%

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

As a result of our continued restructuring efforts and resource realignments, our average research and development headcount decreased by 83 employees during the three months ended September 30, 2004 as compared to the prior fiscal period, resulting in a decrease in salary and other labor related costs of $1.4 million for the period. Bonus expense also decreased by $0.7 million due to reduced headcount and fewer retention bonuses. Asset depreciation and amortization decreased by $0.8 million for the current period as compared to the prior fiscal period. This decrease was a result of assets becoming fully depreciated. Facility and information technology allocated-in costs also decreased by $1.0 million during the current year period. In addition, we decreased our research and development expenses by increasing the allocated-out costs to Project/Systems or Professional Services of $0.8 million. These costs reductions were partially offset by a $0.8 million increase in contingent worker expense due primarily to the use of contractors as a short term solution to meet customer commitments and an overall increase of $0.3 million for other costs.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

Our average sales and marketing headcount remained relatively flat during the three months ended September 30, 2004 period as compared to the prior fiscal period. The lower sales and marketing costs of $0.7 million are primarily associated with lower bonus and commission expenses of $1.3 million incurred during the current fiscal quarter as compared to the corresponding quarter of the prior fiscal year, offset by an increase in salary and other labor costs, excluding bonuses, of $0.6 million related to the initial phase in of salary raises for our employees for the first time in three years.

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

Our average general and administrative expense headcount remained relatively flat during the three months ended September 30, 2004 period as compared to the corresponding period in the prior fiscal year. Total general and administrative expenses remained relatively flat and were impacted by increased bad debt expense of $1.0 million due to a general increase in accounts receivable, an increase in salary expense and other labor costs, excluding bonuses and commissions, of $0.5 million due primarily to the initial phase in of salary raises for our employees and a decrease in facility and information technology allocated-out costs of $1.1 million due to a higher amount of system requirements and a higher proportion of headcount to the overall company. These increases were offset primarily by, a decrease in bonus and commission expenses of $1.3 million and a decrease in depreciation expense of approximately $1.3 million as a result of assets becoming fully depreciated and fewer retention bonuses.

Overall, we expect operating expenses to increase 2% to 3% in the second fiscal quarter of 2005 due primarily to the continued phase in of employee raises as well as the impact of a full quarter of Magic4 expenses.

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

For the three months ended September 30, 2004, we incurred additional FY2002 restructuring charges of $0.9 million, which was comprised of facilities charges related to the exercise of an early termination clause within a facility lease agreement.

For the three months ended September 30, 2003, we incurred additional restructuring charges of $2.7 million which was comprised of an increase in charges related to the FY2003 Q4 Restructuring of $2.4 million related to $1.0 million in severance and other charges and $1.4 million in additional restructuring related facility charges, a decrease in charges related to the FY2003 Q1 restructuring of $0.3 million, and an increase in charges related to the FY2002 restructuring of $0.5 million related to changes in estimates of sublease income.

As of September 30, 2004, we have remaining restructuring liabilities that total $47.3 million and are comprised of remaining liabilities for the FY2003 Q4 Restructuring Plan, the FY2003 Q1 Restructuring Plan, and the FY2002 Restructuring Plan of $0.6 million, $40.9 million, and $5.8 million, respectively.

The following table summarizes the future payments on the remaining restructuring liabilities (in thousands):

Year ending June 30,	Cash Payable
2005	$7,828
2006	8,271
2007	6,502
2008	5,160
2009	4,145
Thereafter	15,402

$47,308

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

The following table summarizes stock-based compensation expense by category (in thousands):

	Three Months Ended September 30,		Percent Change
	2004	2003
Stock-based compensation by category
Research and development	$118	$268	-56.0%
Sales and marketing	123	81	51.9%
General and administrative	353	386	-8.5%

	$594	$735	-19.2%

Stock-based compensation expense decreased by $141,000 during the three months ended September 30, 2004 as compared to the same quarter of prior fiscal year primarily due to the accelerated amortization methodology used by the Company to amortize deferred stock-based compensation. During the fiscal quarters ended September 30, 2004 and 2003, we issued restricted stock grants that resulted in deferred stock-based compensation that totaled approximately $365,000 and $118,000, respectively. In neither quarter did we issue any stock options or grants to non-employees.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended September 30,
	2004	2003
Amortization of contract intangibles (a)	$300	$228
Amortization of developed and core technology (a)	841	394
Amortization of other intangible assets (b)	525	68

	$1,666	$690

(a)	During the three months ended September 30, 2004 and 2003, amortization of acquisition-related contract intangibles and developed and core technology included in Cost of Revenues – License were approximately $1.1 million and $622,000, respectively. Amortization of acquisition-related contract intangibles included in Cost of Revenue – Maintenance and Support were approximately $13,000 during the three months ended September 30, 2004.
(b)	Amortization of acquisition-related customer relationships and trademark, which are sales and marketing in nature, is included in Operating expenses in our Condensed Consolidated Statement of Operations.

The increase in amortization of intangible assets for the three months ended September 30, 2004, as compared to the respective prior fiscal quarter, was primarily due to amortization of intangibles acquired as part of our acquisition of Magic4. During the fiscal quarter ended September 30, 2004, we incurred approximately $996,000 of intangible amortization expense attributable to the intangible assets acquired in the acquisition of Magic4.

Interest Income

Interest income totaled approximately $1.3 million and $881,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in our interest income during the fiscal quarter ended September 30, 2004 as compared to the fiscal quarter ended September 30, 2003 was primarily due to the higher average cash and investment balance during the quarter ended September 30, 2004 as compared to September 30, 2003. The net proceeds from our Convertible Subordinated Notes of approximately $145.0 million were received during the final month of the quarter ended September 30, 2003.

Interest Expense

Interest expense totaled $1.3 million and $303,000 for the three months ended September 30, 2004 and 2003, respectively, and is primarily comprised of accrued interest on convertible subordinated notes and amortization of the discount on the convertible debt and debt issuance costs.

Other Expense, net

Other expense, net totaled $215,000 and none during the three months ended September 30, 2004 and 2003, respectively. The expense incurred during the three months ended September 30, 2004 was primarily related to foreign exchange losses on foreign denominated transactions.

Income Taxes

Income tax expense totaled $2.0 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate quarterly based on both the product and geographical mix of our revenue, as well as the timing of the revenue recognized, with a resulting fluctuation in the quarterly effective tax rate.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of two foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $404.7 million, respectively.

Liquidity and Capital Resources

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our restricted cash and investments increased by approximately $205,000 during the quarter-ended September 30, 2004. The increase was primarily attributable to a newly restricted investment to secure a warranty bond pursuant to a customer contract of approximately $2.2 million off-set by a reduction the amount of pledged investments used to secure the payment of the first six scheduled semi-annual interest payments on our convertible subordinated debt of approximately $2.0 million when the second of the six schedule payments was made.

The following table discloses our off-balance sheet contractual obligations as of September 30, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligation:
Operating Lease Obligation	$26,318	21,642	20,212	19,160	17,778	72,382	$177,492
Sublease Income	$(2,799)	(924)	(772)	(526)	—	—	$(5,021)
Net Operating Lease Obligation	$23,519	20,718	19,440	18,634	17,778	72,382	$172,471
Interest due on convertible subordinated debt	$2,063	4,125	4,125	4,125	2,063		$16,501
Product purchase commitments	$155	—	—	—	—	—	$155

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of September 30, 2004 and June 30, 2004, respectively (in thousands):

	September 30, 2004	June 30, 2004	Percent Change
Working capital	$224,866	$251,419	(10.6)%

Cash and cash investments:
Cash and cash equivalents	$172,662	$231,509	(25.4)%
Short-term investments	53,012	38,262	38.5%
Long-term investments	26,755	44,663	(40.1)%
Restricted cash and investments	27,589	27,384	0.7%

Total cash and cash investments	$280,018	$341,818	(18.1)%

	Three Months Ended September 30,
	2004	2003
Cash used for operating activities	$(14,463)	$(12,717)
Cash used for investing activities	$(44,920)	$(1,612)
Cash provided by financing activities	$763	$146,606

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

(a) Working Capital

Our working capital decreased by approximately $26.6 million or 10.6% from June 30, 2004 to September 30, 2004. The decrease was primarily attributable to a decrease in our cash and cash equivalents of $58.8 million, plus an increase in our accrued liabilities of $5.7 million and the issuance of loan notes of $3.8 million offset by an increase in accounts receivable of $37.0 million and a net decrease in other current assets and liabilities of $4.7 million.

(b) Cash used for operating activities

Net cash used in operating activities during the three months ended September 30, 2004 and 2003 was $14.5 million and $12.7 million, respectively. The net cash used in operating activities increased by $1.8 million in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Cash paid for restructuring was $2.9 million and $6.9 million in three months ended September 30, 2004 and 2003, respectively. Additionally, we received a settlement that resulted in a $3.6 million prepayment of sublease rental income during the three months ended September 30, 2003. Excluding cash paid for restructuring activities and the prepaid rental income received, the cash used for operating activities totaled $11.6 million and $9.4 million for the three months ended September 30, 2004 and 2003, respectively. The increase in cash used for operating activities was primarily attributable to a decrease in the amount of receivable collections as a percentage of the revenue recognized in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Our accounts receivable during the quarter ended September 30, 2004 of $31.2 million as compared to a decrease in our accounts receivable in the quarter ended September 30, 2003 of $923,000, a combined difference of $32.5 million. Additionally, our deferred revenue balance decreased by $9.0 million in the September 30, 2004 quarter and increased by $11.0 million in the September 30, 2003 quarter a combined difference of $20.1 million.

(c) Cash used for investing activities

Net cash used in investing activities during the three months ended September 30, 2004 and 2003 was $44.9 million and $1.6 million, respectively. The increase in the amount of cash used for investing activities of $43.3 million is primarily attributable to the net cash used to acquire Magic4 of approximately $46.4 million. Capital expenditures increased by approximately $975,000 during the current quarter compared to the same quarter of the prior fiscal year. The remaining change in our cash used for investing activities is primarily related to a net increase in proceeds received of $4.1 million from the sales of short-term and long term investments and restricted cash and investments needed to fund our operations in the current fiscal quarter.

(d) Cash provided by financing activities

Net cash provided by financing activities decreased by $145.8 million during the current fiscal quarter compared to the same quarter of the prior fiscal year. The decrease is reflective of the cash proceeds received in the prior year from the issuance of our convertible subordinated debt of $145.0 million. Cash proceeds from the issuance of common stock for options exercised also decreased by approximately $860,000, which was primarily attributable to fewer employee options being exercised.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or referred to in this report on Form 10-Q or incorporated by reference in our annual report for the year ended June 30, 2004, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including losses of approximately $29.9 million during the fiscal year ended June 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2.0 billion of goodwill impairment and amortization. We currently have negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations. We will need to generate increases in revenue and continue to manage costs to achieve profitability. We face a number of risks including:

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launches, market acceptance or implementation by our customers of our products and services;

•	purchasing patterns of and changes in demand by our customers for our products and services and the lack of visibility into the timing of our customers’ purchasing decisions;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved mobile phones.

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

We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized, the FASB has announced its support for recording expense for the fair value of stock options granted. Please see Note 1 of the Condensed Consolidated Financial Statements for a table displaying the impact to our operating expenses if we were to change our accounting policy in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and retroactively restate all prior periods as if we had adopted SFAS No. 123 for all periods presented. If we elect, or are required, to expense stock-based compensation then such a change will negatively affect our reported operating results.

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

International sale of product licenses and services accounted for approximately 58.3% and 58.6% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. Risks inherent in conducting business internationally include:

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three months ended September 30, 2004 include Nextel. Sales to Nextel accounted for approximately 14.1% of total revenues during the three months ended September 30, 2004. This customer may not continue to generate significant revenues for us and we may be unable to replace these customers with new ones on a timely basis or at all.

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

If we are unable to favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending June 30, 2005, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of June 30, 2005. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses are included in “Other expenses, net” in the accompanying Condensed Consolidated Statements of Operations totaled $(216,000) and $(1,000) for the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, we have forward contracts that have a total notional amount of Euro 16.2 million and GBP 2.0 million that expire during the December 31, 2004 quarter.

(b) Interest Rate Risk

As of September 30, 2004, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $280.0 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2004:

	Expected maturity date for the year ending June 30,					Cost Value Total	Fair Value Total
	2005	2006	2007	2008	2009
Corporate Bonds	$7,436	$7,125	$—	$—	$—	$14,561	$14,485
Federal Agencies	27,611	37,740	—	—	—	65,351	65,062

	$35,047	$44,865	$—	$—	$—	$79,912	$79,547

Additionally, the Company had $27.6 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of September 30, 2004. $17.3 million of the restricted investments comprised a certificate of deposit to collateralized letters of credit for facility leases. $8.1 million of the balance comprises U.S. government securities pledged for payment of the remaining four semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $2.2 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate of the restricted investments was 1.7% at September 30, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). From April 2003 to June 2004, the Company did not have a CFO. On July 28, 2004, the Company promoted Joshua Pace from Chief Accounting Officer to CFO. We believe that there are always limitations on the effectiveness of any control system, no matter how well conceived and operated. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are being met, however based on the evaluation performed, the CEO and current CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2004, we issued 2,271,446 shares of Openwave common stock, $54.2 million in cash and a $3.8 million loan note in connection with our acquisition of Magic4. We believe that the transaction was exempt from the registration requirements of the Securities Act by virture of Section 3(a)(10) because the California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California Corporation Code to issue the securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company as of November 4, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 5, 2004).

10.1	Employment Agreement, dated November 1, 2004, by and between the Company and David C. Peterschmidt (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 5, 2004)

10.2	Amended and Restated Employment Agreement, dated October 4, 2004, by and between the Company and Steve Peters (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 8, 2004).

10.3	Amended and Restated Employment Agreement, dated October 4, 2004, by and between the Company and Allen Snyder (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on October 8, 2004).

10.4	Summary of Stock Option Grants and Restricted Stock Awards made to Executives and Director in September 3, 2004 through November 5, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On November 5, 2004, we filed a Current Report on Form 8-K to announce (i) the appointment of David C. Peterschmidt as the President and CEO of the Company and the entry into an employment agreement and certain related agreements between the Company and him, (ii) the resignation of Don Listwin as President and CEO and to describe the terms of his employment transition, and (iii) amendment to Section 3.1 of the Company’s Amended and Restated Bylaws to increase the number of directors on the Company Board from seven to eight.

On October 26, 2004 we filed a Current Report on Form 8-K to furnish our financial results for the fiscal first quarter ended September 30, 2004.

On October 8, 2004 we filed a Current Report on Form 8-K to announce the entry into amended employment agreements with each of Steve Peters and Allen Snyder.

On August 6, 2004 we filed a Current Report on Form 8-K to announce the consummation of its previously announced acquisition of Magic4 Limited (“Magic4”), a private company incorporated in the United Kingdom, acquiring the entire issued share capital of Magic4 from the existing Magic4 shareholders.

On July 28, 2004 we filed a Current Report on Form 8-K to furnish our financial results for the fiscal fourth quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004
OPENWAVE SYSTEMS INC.

	By:	/s/ Joshua Pace
Joshua Pace
Chief Financial Officer