Form 10-Q
period 2004-12-31
OPENWAVE SYSTEMS INC
filed 2005-02-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 4, 2005 there were 67,857,924 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2004	June 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$175,713	$231,509
Short-term investments	53,773	38,262
Accounts receivable, net	125,675	78,421
Deferred tax asset	—	470
Prepaid and other current assets	26,555	15,224

Total current assets	381,716	363,886

Property and equipment, net	29,640	30,552
Long-term investments, and restricted cash and investments	50,467	72,047
Deferred tax asset, net of current portion	—	2,020
Deposits and other assets	5,496	5,052
Intangibles assets, net	24,462	2,228
Goodwill	42,865	723

	$534,646	$476,508

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,866	$4,697
Notes payable	3,805	—
Accrued liabilities	44,173	36,679
Accrued restructuring costs	9,466	10,429
Deferred tax liabilities	1,104	—
Deferred revenue	73,774	60,662

Total current liabilities	139,188	112,467

Accrued restructuring costs, less current portion	34,870	38,838
Deferred revenue, less current portion	5,616	1,321
Deferred rent obligations	4,636	4,308
Deferred tax liabilities, less current portion	5,607	—
Convertible subordinated notes, net	146,955	146,542

Total liabilities	336,872	303,476

Commitments and contingencies

Stockholders’ equity:
Common stock	67	64
Additional paid-in capital	2,768,395	2,741,935
Deferred stock-based compensation	(7,236)	(1,991)
Accumulated other comprehensive loss	(35)	(736)
Accumulated deficit	(2,563,417)	(2,566,240)

Total stockholders’ equity	197,774	173,032

	$534,646	$476,508

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues:
License	$45,791	$38,175	$83,976	$70,383
Maintenance and support services	22,847	22,102	44,345	42,468
Professional services	14,950	9,335	31,768	19,138
Project/Systems	9,947	2,141	17,014	7,753

Total revenues	93,535	71,753	177,103	139,742

Cost of revenues:
License	2,479	2,256	3,688	4,823
Maintenance and support services	6,968	5,790	13,618	12,042
Professional services	13,220	8,685	25,515	15,981
Project/Systems	6,181	1,962	9,232	4,111

Total cost of revenues	28,848	18,693	52,053	36,957

Gross profit	64,687	53,060	125,050	102,785

Operating expenses:
Research and development	22,282	23,765	44,287	49,351
Sales and marketing	25,376	25,067	48,297	48,690
General and administrative	11,493	8,394	21,691	18,450
Restructure and other related costs	585	(382)	1,492	2,270
Stock-based compensation*	1,232	754	1,826	1,489
Amortization of intangible assets	755	67	1,280	135

Total operating expenses	61,723	57,665	118,873	120,385

Operating income (loss)	2,964	(4,605)	6,177	(17,600)
Interest income	1,244	1,011	2,508	1,892
Interest expense	(1,296)	(1,286)	(2,588)	(1,589)
Other income, net	1,652	359	1,437	359

Income (loss) before provision for income taxes	4,564	(4,521)	7,534	(16,938)
Income taxes	2,698	4,866	4,711	6,438

Net income (loss)	$1,866	$(9,387)	$2,823	$(23,376)

Basic net income (loss) per share	$0.03	$(0.15)	$0.04	$(0.38)

Diluted net income (loss) per share	$0.03	$(0.15)	$0.04	$(0.38)

Shares used in computing basic net income (loss) per share	66,073	61,925	65,614	61,015

Shares used in computing diluted net income (loss) per share	70,340	61,925	68,985	61,015

*Stock-based compensation by category:
Research and development	$90	$230	$208	$497
Sales and marketing	378	88	501	169
General and administrative	764	436	1,117	823

	$1,232	$754	$1,826	$1,489

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,823	$(23,376)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	9,261	13,546
Amortization of discount on convertible debt and debt issuance costs	503	311
Stock-based compensation	1,826	1,489
Write-off of shareholder note receivable	170	—
Loss on sale of property and equipment	11	258
Provision for doubtful accounts	2,170	97
Impairment of property and equipment - restructuring related	805	738
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	(42,708)	(15,153)
Prepaid assets, deposits, and other assets	(12,786)	(3,623)
Accounts payable	1,028	1,845
Accrued liabilities	8,955	5,652
Accrued restructuring costs	(4,931)	(10,413)
Deferred revenue	16,506	(3,439)

Net cash used for operating activities	(16,367)	(32,068)

Cash flows from investing activities:
Purchases of property and equipment	(5,021)	(2,269)
Proceeds from sale of property and equipment	—	43
Purchase of intangible assets	(450)	—
Restricted cash and investments	(348)	(7,417)
Acquisitions, net of cash acquired	(46,841)	—
Investment in non-marketable securities	(809)	—
Purchases of short-term investments	(749)	(6,595)
Proceeds from sales and maturities of short-term investments	7,529	32,658
Purchases of long-term investments	(277)	(4,450)
Proceeds from sales and maturities of long-term investments	—	11,347

Net cash provided by (used for) investing activities	(46,966)	23,317

Cash flows from financing activities:
Net proceeds from issuance of common stock, net	6,922	8,389
Net proceeds from issuance of convertible debt	—	145,672
Repayment of notes receivable from stockholder	—	56

Net cash provided by financing activities	6,922	154,117

Effect of exchange rates on cash and cash equivalents	615	—

Net increase (decrease) in cash and cash equivalents	(55,796)	145,366
Cash and cash equivalents at beginning of period	231,509	139,339

Cash and cash equivalents at end of period	$175,713	$284,705

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,688	$7,120

Cash paid for interest	$2,035	$7

Noncash investing and financing activities:
Common stock issued for acquisition	$12,300	$—

Notes payable issued in conjunction with acquisition	$3,805	$—

Deferred stock-based compensation	$7,155	$1,405

Reversal of deferred stock-based compensation	$(84)	$(14)

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Openwave Systems Inc.’s (the “Company”) management (“Management”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2004 and June 30, 2004, and the results of operations and cash flows for the three and six months ended December 31, 2004 and 2003. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

On October 21, 2003, the Company effected a one-for-three reverse split of its common stock. The reverse split reduced the number of shares of our common stock outstanding at December 31, 2003 to approximately 60.9 million shares from 182.6 million shares. All share and per share amounts have been restated to reflect this reverse stock split, including the periods prior to the effective date of the reverse split.

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

Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support services, professional services, and project/systems revenues. As described in Note 3, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category basis by the CEO includes server software and services and client software and services revenues. The Company licenses its server software primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force.

As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order from a customer pursuant to a previously executed license arrangement with the Company.

Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customer. For those products that are delivered physically, the Company’s standard transfer terms are freight on board (“FOB”) shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware via the Company’s file transfer protocol (“FTP”) server. If the Company’s contracts include customer acceptance criteria that the Company has not reliably satisfied at the time of delivery of its software, delivery, for purposes of license, occurs when such acceptance criteria is satisfied. For professional services arrangements with milestones or customer specified acceptance criteria, delivery occurs as services are proportionally performed.

The fee is fixed or determinable. Arrangement fees are generally due within one year or less from delivery. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. The Company’s communication service provider customers generally pay a per subscriber fee or a fee for pre-purchased capacity usage of the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of its subscribers to use the Company’s software products. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers who have a history of successful collection. New and existing customers go through an ongoing credit review process, which evaluates the customers’ financial positions, their historical payment history, and ultimately their ability to pay. If it is determined prior to revenue recognition that the collection of an arrangement fee is not probable, arrangement revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied.

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

For its new version coverage and maintenance and support services elements, the Company determines that it has sufficient VSOE to allocate revenue to these elements when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or maintenance and support elements, the Company determined that it does not have sufficient VSOE to allocate revenue to these undelivered elements. In this case, provided that these elements are the only remaining undelivered elements in the arrangement, arrangement fees are recognized ratably over the expected period that maintenance and support and/or new version coverage is provided, assuming all other revenue recognition criteria are satisfied.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. In a multiple element arrangement when services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists for the services and the services are described in the arrangement such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services. If VSOE of fair value does not exist for the services or the services are not described in the arrangement such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services, then services are not accounted for separately. If the Company provides professional services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized applying contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues from these arrangements are recognized under the percentage of completion method using an input method based on the ratio of direct labor hours incurred to date to total projected direct labor hours except in circumstances where completion status cannot be reasonably estimated or inherent hazards exist, in which case the completed contract method is used.

In multiple element arrangements where the Company does not have VSOE for either professional services or maintenance and support, or both, the Company classifies revenue in its Condensed Consolidated Statement of Operations based on derived fair value. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis and revenue is recognized ratably in the applicable derived respective revenue classifications. Specifically, the Company classifies revenue first to either professional services or maintenance and support based on these respective elements derived fair value and then the residual arrangement fee is classified as license revenue. Derived fair value for professional services or maintenance and support is considered the median rate in the Company’s analysis of separately sold professional services and maintenance and support respectively in the applicable geographical region. This derived fair value for professional services or maintenance and support is then multiplied by the unit measure in the arrangement and the revenue is classified accordingly to professional services and maintenance and support, respectively, and any residual arrangement fee is classified as license revenue. Assuming all other revenue recognition criteria are satisfied, the derived professional services revenue, maintenance and support revenue, and any residual license revenue are recognized ratably over the longer of the maintenance and support period or professional services delivery period commencing when there is only one remaining undelivered element without VSOE.

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company may also bill the customer one flat fee for licenses and services. In these flat fee contracts, if services are described in the contract such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services, services are accounted for separately, assuming all other revenue recognition criteria are satisfied. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee professional service arrangements, the Company measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion.

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

In certain arrangements the Company recognizes revenue based on information contained in license usage reports provided customers. If such reports are not received in a timely manner, the Company estimates the revenue based on historical reporting trends, if reasonably possible. For all other arrangements the Company recognizes revenue related to usage fees on a consistent quarterly lag basis.

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery, but rather is recognized as follows, assuming that all other revenue recognition criteria have been met:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due or when cash is received, if in advance of the due date.

•	Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. License revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	The Company enters into certain multiple-element arrangements in which license fees are sold on a committed basis, but maintenance and support and/or new version coverage fees are payable based on contingent usage. For these arrangements, the Company recognizes license revenue ratably over the period the Company expects to provide maintenance and support and/or new version coverage, and recognizes the contingent usage-based fees for maintenance and support fees and/or new version coverage fees at the time such fees become fixed and determinable.

In certain arrangements that require SOP 81-1 contract accounting, the Company sells maintenance and support for which there is no VSOE. In such arrangements, the Company applies the completed contract method, recognizing all arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element.

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

During the year ended June 30, 2004, the Company entered into a significant contract with a communications services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third-party software; and ongoing managed services for the software system/solution. The Company initially determined that it had a single unit of accounting, as defined in EITF Issue No. 00-21, as the Company did not know the fair value of one undelivered element. For the quarter ended June 30, 2004, the Company recognized revenue using the proportional performance method initially assuming a zero profit margin, as the Company believed it could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured. During the quarter ended September 30, 2004, the Company determined that it had the fair value of all remaining undelivered elements and thus was able to break the arrangement down into three specific accounting units which are as follows; post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The Customer can renew both the post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognizes revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. For the three and six months ended December 31, 2004, the Company recognized $3.2 million and $10.2 million in systems revenue from this arrangement, which was classified as project/systems revenues in the Company’s Condensed Consolidated Statement of Operations. The aggregate revenue recognized from inception of this arrangement through December 31, 2004 is $15.2 million with corresponding aggregate costs of sales of $10.1 million. Additionally, from this arrangement, for the three and six months ended December 31, 2004, the Company recognized $427,000 and $2.1 million of license revenue in the Company’s Condensed Consolidated Statement of Operations. This revenue reflects the contracted value of non-system license fees pertaining to a separate contract that could not be separated for revenue recognition purposes from the larger managed services, software, and solution contract. As of December 31, 2004, direct and incremental costs of $4.3 million on the arrangement incurred in excess of the proportional performance were deferred and were classified within prepaid and other current assets.

During the quarter ended December 31, 2004, the Company entered into a significant contract with a communications services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for software custom modification and installation milestone payments, license fee payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization, modification and development of the software and third-party software; and ongoing managed services for the software system/solution. The software custom modification and installation milestone fees are due when certain progress milestones are achieved; the license fees are due within twelve months from final acceptance of the solution; and the ongoing service payments are due when services are performed. The software custom modification and installation fees are refundable to the extent of approximately $14.5 million if the Company does not satisfy certain customer specified acceptance testing and the

Company is subject to liquidated damage penalties if it fails to deliver against certain progress milestones. To date, the Company has received $14.6 million in payments, principally for hardware and software, of which no amount is refundable. As of December 31, 2004, the Company believes delivery against this acceptance testing is reasonably assured and therefore these refundability provisions will not be triggered and the customer will satisfy their contractual obligation. Additionally, the company believes that it will not trigger liquidated damage penalties. Prospectively, if the Company is unable to satisfy the acceptance testing or expects it will incur liquidated damages, a reduction in the total contract revenue will be accounted for in the period that the Company determines that it will not be able to satisfy the acceptance testing or that it will incur liquidated damages. The Company determined that it had three units of accounting as defined in EITF Issue No. 00-21 which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The communications service provider can renew both the non-third party post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. Additionally, the Company determined it had fair value for third party post contract customer support. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Accordingly, the Company recognized $6.8 million in systems revenue from this arrangement, which was classified as project/systems revenues in the Company’s Condensed Consolidated Statements of Operations. The aggregate revenue recognized from inception of the arrangement through December 31, 2004 is $6.8 million with corresponding aggregate costs of sales of $4.1 million. As of December 31, 2004, direct and incremental costs of $6.9 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

Cost of license revenues is primarily comprised of third-party license and related support fees, product warranty expenses, and amortization of purchased technology and contract intangible assets. Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to communication service providers and wireless device manufacturers. Cost of professional services revenues includes compensation and independent consultant costs for personnel engaged in delivering professional services and related overhead costs. Cost of project/system revenues includes direct costs incurred in the performance of development services under the porting arrangement, and direct and incremental costs on the “managed service” arrangements equal to the proportional performance.

Stock Based Compensation

During the six months ended December 31, 2004, the Company granted employees 665,000 shares of restricted stock with an aggregate value of $7.2 million on the date of grant, which was recorded as deferred compensation and will be amortized over the service period of one to four years.

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

If the fair value based method as prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense, the pro-forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported:	$1,866	$(9,387)	$2,823	$(23,376)
Add:
Stock-based compensation included in net income (loss)	1,232	754	1,826	1,489
Deduct:
Stock-based compensation expense determined under the fair value method for all awards	(5,635)	(15,177)	(14,660)	(30,431)

Pro forma net loss	$(2,537)	$(23,810)	$(10,011)	$(52,318)

Basic net income (loss) per share:
As reported	$0.03	$(0.15)	$0.04	$(0.38)

Pro forma	$(0.04)	$(0.38)	$(0.15)	$(0.86)

Diluted net income (loss) per share:
As reported	$0.03	$(0.15)	$0.04	$(0.38)

Pro forma	$(0.04)	$(0.38)	$(0.15)	$(0.86)

The fair value of employee stock option grants was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended December 31, 2004 and 2003, respectively:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Expected life (years)	2.47	3.07	2.43	3.03
Risk-free interest rate	2.65%	2.79%	2.63%	2.73%
Volatility	90.3%	130%	93.0%	131%

Under SFAS No. 123, the weighted-average fair value of stock options and restricted stock grants granted during the three and six months ended December 31, 2004 and 2003 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Weighted-average fair value of stock options	$6.85	$12.87	$6.62	$12.04
Weighted-average fair value of restricted stock grants	$10.78	$8.05	$10.76	$8.05

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No.123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the Company’s first quarter of fiscal year 2006. The adoption of SFAS No. 123(R) will likely have a material impact on deferred compensation on the Company’s consolidated financial position and compensation expense on the Company’s results of operations.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in the Company’s first quarter of fiscal year 2006. The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the Company does not believe it will have any foreign earnings that it would repatriate. Therefore, the Company does not believe adoption of FSP FAS 109-2 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Weighted average shares used in computing basic net income (loss) per common share	66,073	61,925	65,614	61,015
Dilutive effect of restricted stock subject to repurchase	2,607	—	2,165	—
Dilutive effect of employee stock options	524	—	255	—
Dilutive effect of contingently issuable shares related to a business combination	1,136	—	951	—

Weighted average shares used in computing diluted net income (loss) per common share	70,340	61,925	68,985	61,015

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

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	—	442	—	478
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income	—	6,832	—	7,310
Options that were excluded from the computation of dilutive shares outstanding because the exercise price exceed the average market value of the Company’s common stock during the period	1,199	3,951	4,824	2,526
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154	5,080

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

The Company has organized its operations based on a single operating segment. The disaggregated revenue information reviewed on a product category basis by the CEO includes server software and services and client software and services revenues.

Server software and services includes, but is not limited to: software which enables end users to exchange electronic mail, and multimedia messages from PC’s, wireline telephones and mobile phones; software that contains the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users; our system solutions software and services and third-party hardware. Server software and services’ products includes the following: email, IP Voicemail, Messaging Anti-Abuse products and services, other messaging products, Openwave Mobile Access Gateway, Openwave Location Products, Multimedia Messaging Services (“MMS”), Openwave Provisioning Manager, and our packaged solution elements which include our software licenses, professional services, third-party software and hardware.

Client software and related services primarily include the Openwave Mobile Browser, which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite .

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Disaggregated revenue
Server	$72,316	$59,706	$138,499	$114,881
Client	21,219	12,047	38,604	24,861

Total revenues	$93,535	$71,753	$177,103	$139,742

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenue in different geographic regions was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Americas	$46,643	$32,775	$85,962	$67,274
Europe, Middle East, and Africa	20,721	16,530	40,173	30,779
Asia Pacific	26,171	22,448	50,968	41,689

Total revenues	$93,535	$71,753	$177,103	$139,742

Significant revenue by geographic location was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
United States	$39,270	$26,746	$74,104	$54,893
Japan	13,254	12,380	27,216	25,783
Other countries	41,011	32,627	75,783	59,066

Total revenues	$93,535	$71,753	$177,103	$139,742

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer information as a percentage of total revenue for the three and six months ended December 31, 2004 and 2003 was as follows:

	% of Total Revenue Three months ended December 31,		% of Total Revenue Six months ended December 31,
	2004	2003	2004	2003
Customer:
IBM	3.3%	12.5%	4.5%	14.4%
Sprint	14.8%	7.0%	11.2%	8.3%
Nextel	10.2%	7.7%	12.1%	5.7%

(4) Balance Sheet Components

(a) Accounts Receivable, net

	December 31, 2004	June 30, 2004
Accounts receivable	$94,190	$61,174
Unbilled accounts receivable	39,225	23,342
Allowance for doubtful accounts	(7,740)	(6,095)

	$125,675	$78,421

(b) Long-term investments and restricted cash and investments

The following summarizes the Company’s long-term investments and restricted cash and investments (in thousands):

	December 31, 2004	June 30, 2004
Unrestricted U.S. Treasury securities and obligations of U.S. government agencies (matures through year ending June 30, 2006)	$22,735	$44,663
Restricted cash and investments	27,732	27,384

	$50,467	$72,047

At December 31, 2004, restricted cash and investments comprised a $17.2 million certificate of deposit to collateralized letters of credit for facility leases, $8.1 million in U.S. government securities pledged for payment of the remaining four semi-annual interest payments due under the terms of the convertible subordinated notes indenture, and $2.4 million investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 1.7% at December 31, 2004.

At June 30, 2004, restricted cash and investments comprised a $17.3 million certificate of deposit to collateralized letters of credit for facility leases and $10.1 million in U.S. government securities pledged for payment of the remaining five semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The weighted average interest rate of the restricted investments was 1.7% at June 30, 2004.

(c) Goodwill and intangible assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2004 to December 31, 2004 (in thousands):

	Balance as of June 30, 2004	Additions (a)	Amortization	Balance as of December 31, 2004
Goodwill	$723	$42,142	$—	$42,865
Intangibles assets:
Customer contracts and relationships	620	11,492	(1,887)	10,225
Developed and core technology	1,548	14,572	(1,908)	14,212
Trademarks	60		(35)	25

	$2,951	$68,206	$(3,830)	$67,327

(a)	Additions primarily comprise goodwill and intangibles acquired in the acquisition of Magic4 Ltd of $67.8 million (see Note 5) and intangibles acquired from a private company for approximately $455,000.

Total amortization expense related to intangible assets during the three and six months ended December 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Customer contracts and relationships	$1,080	$833	$1,887	$1,111
Developed and core technology	1,067	394	1,908	788
Trademarks	17	17	35	35

	$2,164	$1,244	$3,830	$1,934

During the three and six months ended December 31, 2004 amortization of acquisition-related customer contracts and relationships included in Cost of Revenues – License was approximately $322,000 and $609,000, respectively, as compared to $783,000 and $1.0 million, during the corresponding periods of the prior fiscal year. During the three and six months ended December 31, 2004 amortization of acquisition-related developed and core technology included in Cost of Revenues – License was approximately $1.1 million and $1.9 million, respectively, as compared to $394,000 million and $788,000, during the corresponding periods of the prior fiscal year.

Amortization of acquisition-related contract intangibles included in Cost of Revenue – Maintenance and Support was approximately $20,000 and $33,000 during the three and six months ended December 31, 2004, as compared to none during the corresponding periods of the prior fiscal year.

Amortization of acquisition-related customer relationships and trademarks, which were sales and marketing related, included in Operating expenses were $755,000 and $1.3 million during the three and six months ended December 31, 2004, respectively as compared to $67,000 and $135,000 during the corresponding periods of the prior fiscal year.

The following tables set forth the carrying amount of intangible assets, net as of December 31, and June 30, 2004 (in thousands):

	December 31, 2004			June 30, 2004
	Gross Carrying Amount	Accumlated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumlated Amortization	Net Carrying Amount
Customer contracts and relationships	$16,142	$(5,917)	$10,225	$4,650	$(4,030)	$620
Developed and core technology	19,592	(5,380)	$14,212	5,020	(3,472)	$1,548
Trademarks	200	(175)	$25	200	(140)	$60

	$35,934	$(11,472)	$24,462	$9,870	$(7,642)	$2,228

The following table presents the estimated future amortization of the intangible assets (in thousands):

Fiscal Year	Amortization
2005	$3,842
2006	6,111
2007	5,808
2008	5,531
2009	2,945
Thereafter	225

$24,462

(d) Deferred Revenue

As of December 31 and June 30, 2004, the Company had deferred revenue of $79.4 million and $62.0 million, respectively, consisting of deferred license fees, new version coverage and maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed:

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

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $42.2 million and $28.9 million as of December 31, and June 30, 2004, respectively.

(e) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2004	June 30, 2004
Unrealized loss on marketable securities	$(464)	$(550)
Cumulative translation adjustments	429	(186)

Accumulated other comprehensive loss	$(35)	$(736)

Comprehensive loss is comprised of net income (loss), change in unrealized gain (loss) on marketable securities and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$1,866	$(9,387)	$2,823	$(23,376)
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	(100)	(106)	86	(203)
Change in accumulated foreign currency translation adjustments	842	—	615	—

Total comprehensive income (loss)	$2,608	$(9,493)	$3,524	$(23,579)

(5) Acquisition

Acquisition of Magic4 Limited

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4 Limited (“Magic4”), a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.0 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, (see Note 6), and (iv) transactions costs of $1.7 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors and transfer taxes. The shares issued were valued at $12.3 million based upon 3-day weighted average closing price through the close date of the acquisition. As of December 31, 2004, the Company had paid $72.0 million of the Initial Consideration.

In the event that certain key employees of Magic4 continue employment with the Company for certain specified periods, the Company will be required to issue up to an additional 1,135,734 shares of common stock, which were held in escrow as of December 31, 2004, with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be distributed to all of the former holders of share capital of Magic4 on a pro-rata basis. The valuation of the contingently issuable shares of common stock will be remeasured upon the completion of the various specified employment periods.

With the acquisition of Magic4, the Company has strengthened its position as an open standards-based software provider for data phone manufacturers. This acquisition serves to deepen the Company’s relevance on mobile phones while enabling manufacturers to deliver an intuitive user experience as operator service requirements evolve. The results of Magic4 have been included in the Condensed Consolidated Financial Statements since July 31, 2004.

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

Tangible assets:
Cash and cash equivalents	$8,481
Accounts receivable	6,715
Prepaid and other current assets	872
Property, plant and equipment	315

Total tangible assets	16,383

Intangible assets:
Identifiable intangibles	25,609
Goodwill	42,142

Total intangible assets	67,751

Liabilities assumed:
Accounts payable and accrued liabilities	(1,991)
Deferred revenue	(901)
Deferred tax liability	(9,259)

Total liabilities assumed	(12,151)

Net assets acquired	$71,983

During the quarter ended December 31, 2004, the Company revised its estimates of the unbilled royalty receivables based on actual subscriber reports received from customers resulting in an increase in the amount of the purchase price allocated to accounts receivables of $226,000. Further, the Company also revised its estimate of certain acquisition costs related to legal services, resulting in a decrease of the purchase price of approximately $232,000 and a decrease in the amount of the purchase price allocated to goodwill of $458,000. $1.6 million and $7.7 million of the deferred tax liability was classified as current and non-current, respectively.

(6) Debt

Notes Payable

On July 30, 2004, in connection with the acquisition of Magic4, the Company issued unsecured Loan Notes with an aggregate face value of approximately $3.8 million. The Loan Notes are payable on demand after 6 months, but no later than August 31, 2005 and bear interest at an initial rate of 1.5% per annum during the initial interest rate period. During the subsequent interest rate period the Loan Notes bear interest at a rate equal to the strategic cash portfolio overnight rate offered by Bank of America to Dollar funds deposited in the United States of America as of the first day of the subsequent interest period. The initial interest period is from the issuance date of the Loan Notes through December 31, 2004. All subsequent interest is due and payable on June 30 and will be recorded as interest expense in our Condensed Consolidated Statements of Operations.

Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 ¾% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheets net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $207,000 and $413,000 of the discount was amortized during the three and six months ended December 31, 2004, respectively, as compared to approximately $207,000 and $255,000 for the corresponding periods of the prior fiscal year. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, which equates to approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006 if the price of the Company’s common stock exceeds a specified threshold. In addition, the Company has the right to voluntarily reduce the conversion price for certain specified periods. Each holder may require the Company to purchase all or portion of such holder’s notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in deposit and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. During the three and six months ended December 31, 2004 the Company amortized debt issuance costs of approximately $45,000 and $90,000, as compared to $45,000 and $56,000 for the corresponding periods of the prior fiscal year. Interest on the Notes began accruing in September 2003 and is payable semi-annually on March 9 and September 9. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At December 31, 2004 and June 30, 2004, the balance of the pledged securities was $8.1 million and $10.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheet at December 31, 2004 and June 30, 2004.

(7) Contingencies

Litigation

IPO securities class action. On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of the Company’s present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to an agreement extending the statute of limitations, through December 31, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. No amount is accrued as of December 31, 2004, as a loss is not considered probable or reasonably estimable.

Our software license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. To date, claims under such indemnification provisions have not been significant.

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

The following table sets forth the restructuring activity through December 31, 2004 (in thousands):

	FY 02 Restructuring Plan			FY 03 Q1 Restructuring Plan			FY 03 Q4 Restructuring Plan			Total
	Facility	Severance	Other	Facility	Severance	Other	Facility	Severance	Other	Reserve
Balance as of June 30, 2004	$5,924	$—	$—	$42,587	$—	$—	$598	$158	$—	$49,267
Activity for the three months ended September 30, 2004:	—	—
Total charges	930	—	—	—	—	—	2	(25)	—	907
Cash paid	(1,023)	—	—	(1,713)	—	—	(90)	(40)	—	(2,866)

Balance as of September 30, 2004	$5,831	$—	$—	$40,874	$—	$—	$510	$93	$—	$47,308

Activity for the three months ended December 31, 2004:	—	—
Total charges	(215)	—	—	—	—	—	(3)	(2)		(220)
Cash paid	(1,064)	—	—	(1,630)	—	—	(61)	3		(2,752)

Balance as of December 31, 2004	$4,552	$—	$—	$39,244	$—	$—	$446	$94	$—	$44,336

Included in restructuring and other related costs on the Condensed Consolidated Statements of Operations during the three and six months ended December 31, 2004, was a loss of $805,000 on the disposal of fixed assets from the early termination of a facility lease that was not previously included in the restructuring accrual. The reduction in the accrual for the three months ended December 31, 2004 primarily relates to changes in our estimates of sublease income due to successfully subleasing an abandoned property not originally anticipated. The charges during the quarter-ended September 30, 2004 primarily related to the exercise of an early termination clause within a facility lease agreement.

(9) Subsequent Events

Acquisition of Cilys

On January 31, 2005, the Company consummated the acquisition of Cilys 53 Inc. (“Cilys”), a private company in the development stage and incorporated in Canada, acquiring the entire issued share capital of Cilys from the existing Cilys shareholders. As a result of the transaction, Cilys became a wholly owned subsidiary of Openwave. Cilys is a wireless telecommunications software infrastructure vendor. With the acquisition of Cilys, the Company has strengthened its position as an open standards-based software provider for both wireless service providers and data phone manufacturers. The purchase price of approximately $9.0 million, excluding acquisition costs, consisted of 314,104 shares of the Company’s common stock, valued at $13.25 per share using the average market price of the Company’s common stock for the two days before and after the announcement date of the acquisition, January 10, 2005, and cash in the amount of $4.9 million. The acquisition will be accounted for as an asset purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our Management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things the information and expectations concerning our future financial performance and potential or expected growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings and our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In particular, the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: (a) the ability to realize our strategic objectives by taking advantage of market opportunities in the Americas, Europe, the Middle East, and Asia; (b) the ability to make changes in business strategy, development plans and product offerings to respond to the needs of our current, new and potential customers, suppliers and strategic partners; (c) risks associated with the development and licensing of software generally, including potential delays in software development, technical difficulties that may be encountered in the development or use of our software, and potential infringement claims by third parties; (d) the effects of our restructurings and the ability to successfully support our operations; (e) the ability to recruit and retain qualified, experienced employees; (f) the willingness of communication service providers to invest and improve their data networks; (g) the ability to successfully partner with other companies; (h) the ability to acquire additional companies and technologies and integrate such acquisitions; (i) increased global competition and pricing pressure on our products; (j) technological changes and developments; (k) general risks of the Internet and wireless and wireline telecommunications sectors; and (l) the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate. Other factors which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Overview of Our Business and Products

Openwave Systems Inc., (“Openwave”) is a leading independent provider of open standards software products and services for the telecommunications industry. We provide software and services to mobile and wireline carriers, Internet service providers (“ISP’s”), broadband providers, and handset manufacturers. Our customers use our products and technologies and leverage our deep industry experience and knowledge to continuously innovate and deliver differentiated services that enhance the user experience for their subscribers. Our product development is focused on: client software, mobile infrastructure software anchored by wireless application protocol (“WAP”) and Open Mobile Alliance (“OMA”) standards, and messaging applications software built around a flexible Internet-Protocol (“IP”) messaging core.

Our software products comprise the following: client software, that resides on mobile phones; mobile infrastructure software which comprises the foundation software required to enable internet connectivity on mobile phones and to build a set of data services for mobile phone users; and messaging application software which enables subscribers to exchange electronic mail from personal computers, and multimedia messaging for and multimedia messages from personal computers, wireline and mobile phones, and provides subscribers with spam and virus protection. For further detail regarding our products, please see our Annual Report on Form 10-K for our fiscal year ended June 30, 2004.

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

Operating Environment During the Three and Six Months Ended December 31, 2004

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

In the mobile telecommunication markets, we continue to execute our client/server strategy and build on our deep industry relationships to help our customers launch innovative value-enhancing new offerings:

•	In the second quarter of fiscal year 2005, in conjunction with IBM, we closed our second systems deal expanding our relationship with Sprint, to deploy a platform for next generation data services. In deploying our MAG V6, Sprint will offer its subscribers access to richer content and services on their mobile phones as the new 3G handsets hit the market.

In the wireline and broadband markets, we have emerged as a leading email provider. We are extending our platform with anti-abuse and integrated messaging technologies to help operators grow and protect their messaging communities.

•	In the second quarter of fiscal year 2005, we helped 4 carriers launch MMS services and Openwave is now the third largest provider of Multimedia Messaging Service Centers based on addressable subscriber base.

•	Auna, a Spanish telecommunications provider, selected Openwave voice messaging as its new IT-based next generation voice mail system and we added a major US cable operator as a new customer for IP voicemail.

•	During the second quarter of fiscal year 2005, we further extended our EdgeGx product and now have ten active engagements worldwide with both wireline and mobile operators.

Financial Performance for the Three and Six Months Ended December 31, 2004

Overall, we achieved net income profitability and saw strong growth in revenue and bookings for the three and six months ended December 31, 2004. Furthermore, with the acquisition of Magic4 Limited (“Magic4”), we have emerged as a leading company with a client/server offering that will improve the user experience for mobile data services. Key financial highlights included the following:

•	Revenue was $93.5 million during the quarter ended December 31, 2004, an increase of 30% from $71.7 million during the corresponding period of the prior fiscal year. Most notably, license revenue increased 20% in the second quarter of fiscal year 2005 compared to the corresponding period of the prior fiscal year. For the six months ended December 31, 2004, revenue was $177.1 million, an increase of 27% over the six months ended December 31, 2003.

•	During the quarter ended December 31, 2004, we achieved profitability with a net income of $1.9 million, or $0.03 per basic and diluted share as compared to a net loss of $9.4 million, or ($0.15) per basic and diluted share for the corresponding period of the prior fiscal year. For the six months ended December 31, 2004, we achieved net profitability of $2.8 million, or $0.04 per basic and diluted share as compared to a net loss of $23.4 million or ($0.38) per basic and diluted share for the corresponding period of the prior fiscal year.

Recent Events

On January 31, 2005, we completed our acquisition of Cilys 53, Ltd., (“Cilys”), a private company in the development stage and incorporated in Canada, acquiring the entire issued capital of Cilys from the existing Cilys shareholders. As a result of the transaction, Cilys became a wholly-owned subsidiary of Openwave. Cilys’ product architecture accelerates any protocol and, consequently, any wireless application running on the wireless data network. Cilys’ allgo*mobile acts at the network core and reduces the impact of network latency on applications and accelerates the data transfer rate for a faster response time and a better user experience. We will integrate Cilys’ allgo*mobile technology into our client and server product offerings.

On January 17, 2005, we announced that Simon Wilkinson was promoted to Senior Vice President and General Manager, Client Business, reporting to David C. Peterschmidt, Chief Executive Officer (“CEO”). Mr. Wilkinson had previously served as vice president of sales of the client business. Before joining Openwave, Mr. Wilkinson was a founder and CEO of Magic4, which Openwave acquired in July 2004. Mr. Wilkinson will oversee worldwide sales, partnerships, product development, professional services and support for Openwave’s client business. Mr. Wilkinson is widely recognized as a leading entrepreneur in wireless messaging. Prior to co-founding Magic4 in 1999, he held a number of senior international positions at Philips Consumer Communications.

On November 4, 2004, we announced the hiring of David C. Peterschmidt as the President and CEO, and the resignation of Don Listwin as the President and CEO. Prior to joining Openwave, Mr. Peterschmidt was the chief executive officer and chairman of Securify, a security software company, and will continue to serve as a director on its board. Mr. Peterschmidt was also formally the chief executive officer of Inktomi, an internet infrastructure software company.

On October 6, 2004, we announced that Steve Peters had been promoted to Executive Vice President and Chief Administrative Officer, and that Allen Snyder had been promoted to Executive Vice President, Server Business.

Corporate Governance and Internal Controls

We have historically considered our policies and procedures relating to our corporate governance and internal controls over financial reporting a high priority and will continue to do so. We believe that our accounting policies are prudent and provide a clear and accurate view of our financial performance. As of December 31, 2004, we have made significant progress in our efforts to comply with the Sarbanes-Oxley Act, including Section 404 thereof. We have prepared initial documentation of our controls over financial reporting and have recently commenced testing of these controls. In the course of these activities, preliminary documentation and tests have identified certain deficiencies and necessary improvements which we are addressing. None of the deficiencies, individually, is believed to be material. Areas requiring improvement include, but are not limited to, policies and procedures surrounding our product and services fulfillment processes, revenue recognition processes associated with the collection of license usage reports from our customers and contract management processes specific to our professional services engagements. These matters have been discussed with the Audit Committee and our independent auditors.

Our Disclosure Committee, comprised primarily of senior financial and legal personnel, assists our CEO and CFO in monitoring the effectiveness of the Company’s disclosure controls and assists them in providing oversight of the accuracy and timeliness of the Company’s financial reporting and disclosures.

Prior to the release of our financial results, representatives of our senior management team review our operating results and our key accounting policies and estimates with our Audit Committee.

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

In certain arrangements that require SOP 81-1 contract accounting, we sell maintenance and support for which there is no VSOE. In such arrangements, we apply the completed contract method, recognizing all arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element.

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

In multiple element arrangements where we do not have VSOE for either professional services or maintenance and support, or both, we classify revenue in our Condensed Statement of Operations based on derived fair value. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis and revenue is recognized ratably in the applicable derived respective revenue classifications. Specifically, we classify revenue first to either professional services or maintenance and support based on these respective elements derived fair value and then the residual arrangement fee is classified as license revenue. Derived fair value for professional services or maintenance and support is considered the median rate in our analysis of separately sold professional services and maintenance and support respectively in the applicable geographical region. This derived fair value for professional services or maintenance and support is then multiplied by the unit measure in the arrangement and the revenue is classified accordingly. The derived professional services revenue and maintenance and support revenue and any residual license revenue is recognized ratably over the longer of the maintenance and support period or professional support delivery period commencing when there is only one remaining undelivered element without VSOE.

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

During the quarter ended September 30, 2004, we determined that we had the fair value of all remaining undelivered elements and thus we were able to break the arrangement down into three specific accounting units which are as follows; post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The customer can renew both the post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. For the customized software, hardware and services, we were able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. We use labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the customized software, hardware and services arrangement. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. Accordingly, for the three and six months ended December 31, 2004, we recognized $3.2 million and $10.2 million in systems revenue from this arrangement, which was classified as project/systems revenues in our Consolidated Statement of Operations. The aggregate revenue recognized from inception of this arrangement through December 31, 2004 is $15.2 million with corresponding aggregate costs of sales of $10.1 million. As of December 31, 2004, direct and incremental costs of $4.3 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

Additionally, from this arrangement, we recognized $427,000 and $2.1 million of license revenue in our Consolidated Statement of Operations for the three and six months ended December 31, 2004, respectively. The $427,000 and $2.1 million reflects the contracted value of non-system license fees pertaining to a separate contract that could not be separated for revenue recognition purposes from the larger managed services, software, and solution contract.

During the quarter ended December 31, 2004, we entered into a significant contract with a communications services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, we agreed to provide the following products and services in exchange for software custom modification and installation milestone payments, license fee payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization, modification and development of the software and third-party software; and ongoing managed services for the software system/solution. The software custom modification and installation milestone fees are due when certain progress milestones are achieved; the license fees are due within twelve months from final acceptance of the solution; and the ongoing service payments are due when services are performed. The software custom modification and installation fees are refundable to the extent of approximately $14.5 million if the Company does not satisfy certain customer specified acceptance testing and we are subject to liquidated damage penalties if it fails to deliver against certain progress milestones. As of December 31, 2004, we believe delivery against this acceptance testing is reasonably assured and therefore these refundability provisions will not be triggered and the customer will satisfy their contractual obligation. To date, the Company has received $14.6 million in payments, principally for hardware and software of which no amount is refundable. We determined that it had three units of accounting as defined in EITF Issue No. 00-21 which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The communications service provider can renew both the non-third party post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. Additionally, we determined it had fair value for third party post contract customer support. For the customized software, hardware and services arrangement, we were able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. We use labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Accordingly, we recognized $6.8 million in systems revenue from this arrangement, which was classified as project /systems revenues in our Consolidated Statement of Operations. The aggregate revenue recognized from inception of this arrangement through December 31, 2004 is $6.8 million with corresponding aggregate costs of sales of $4.1 million. As of December 31, 2004, direct and incremental costs of $6.9 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the anticipated non-payment of contractual obligations to us.

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer is specifically identified as uncollectible, the total customer receivable is reduced by the customer’s deferred revenue balance resulting in the net specific identified reserve, and we discontinue recognition of revenue from that arrangement until cash is received. In addition, we maintain a general reserve for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience, respective percentage of deferred revenue corresponding to the receivables balance and current economic trends.

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

With the adoption of SFAS No. 142 on July 1, 2002, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. While goodwill is tested for impairment in our fiscal third quarter, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the three months ended December 31, 2004 and 2003, there were no impairments of goodwill or intangible assets.

(b) Strategic investments

We perform an impairment assessment of our strategic equity investments on a quarterly basis. In performing the impairment assessment, we consider the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency, and its access to future capital. During the quarter ended December 31, 2004, we made an additional equity investment in a privately held information technology professional services company of approximately $809,000. As of December 31, 2004, the book value of our investments in non-marketable equity securities was approximately $1.9 million and was recorded within deposits and other assets in our Condensed Consolidated Balance Sheets.

Restructuring–related assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). We have estimated that the lease loss for the fiscal year 2003 and fiscal year 2002 restructuring plans could be as much as $22.4 million higher if facilities operating lease rental rates decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period.

Summary of Operating Results

Three and Six Months Ended December 31, 2004 and 2003

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

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the three and six months ended December 31, 2004 and 2003 include Sprint, Nextel, and IBM. Sales to Sprint accounted for 14.8% and 7.0% of total revenues during three months ended December 31, 2004 and 2003, respectively, and 11.2% and 8.3% during the six months ended December 31, 2004 and 2003, respectively. Sales to Nextel accounted for 10.2% and 7.7% of total revenues during three months ended December 31, 2004 and 2003, respectively, and 12.1% and 5.7% during the six months ended December 31, 2004 and 2003. Sales to IBM, which were reseller in nature, accounted for 3.3% and 12.5% of total revenues during the three months ended December 31, 2004 and 2003, respectively and 4.5% and 14.4% during the six months ended December 31, 2004 and 2003, respectively. No other customers accounted for 10% or more of total revenues for the three months ended December 31, 2004 and 2003, respectively.

The following table presents the key revenue financial metric information for the three and six months ended December 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six months ended December 31,		Percent Change
	2004	2003		2004	2003
Revenues:
License	$45,791	$38,175	20.0%	$83,976	$70,383	19.3%
Maintenance and support services	22,847	22,102	3.4%	44,345	42,468	4.4%
Professional services	14,950	9,335	60.1%	31,768	19,138	66.0%
Project/Systems	9,947	2,141	364.6%	17,014	7,753	119.5%

Total Revenues	$93,535	$71,753	30.4%	$177,103	$139,742	26.7%

Percent of revenues:
License	49.0%	53.2%		47.4%	50.4%
Maintenance and support services	24.4%	30.8%		25.1%	30.4%
Professional services	16.0%	13.0%		17.9%	13.7%
Project/Systems	10.6%	3.0%		9.6%	5.5%

Total Revenues	100.0%	100.0%		100.0%	100.0%

For the comparable periods, we saw an increase in revenues for all of our revenue types and our product mix shifted to a higher proportion of Project/Systems and Professional services activities. Project/Systems and Professional services arrangements have become the primary drive for a higher proportion of unbilled accounts receivable since the arrangements tend to have longer payment terms. Therefore, during the current year alone, unbilled accounts receivable increased by $15.9 million from June 30, 2004 to December 31, 2004, a 68% increase.

License Revenues

The increase in license revenues of 20.0% and 19.3% during the three and six months ended December 31, 2004, as compared to the corresponding periods of the prior fiscal year was primarily due to an overall increase in sales of our client products by 50% and to a lesser extent our server products as new mobile phones reached the market and consumer use of wireless data services increased On the client side of our business, our acquisition of Magic4 and continued strong sales of our V6 browser fueled 50% and 57% annual license growth for the three and six months ended December 31, 2004 as compared to the corresponding periods in the prior fiscal year. The service business license revenue experienced annual increases of 5% and 10% for the three and six month periods due to customers purchasing additional capacity to match the industry-wide acceleration of mobile subscriber and data transaction growth as compared to the corresponding periods in the prior fiscal year.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased by 3.4% and 4.4% for the three and six months ended December 31, 2004, as compared to the corresponding periods of the prior fiscal year. The increases are attributable to our client business, which experienced strong growth in maintenance and support revenue of 33% and 25%, in the three and six months ended December 31,

2004, respectively, as compared to the corresponding periods of the prior fiscal year, as we continued to shift many of our handset manufacturer customers from general support agreement to higher value dedicated support contracts. The increases in client maintenance and support services revenue were partially offset by slight annual decreases in our server maintenance support and services revenues of 3% and 1% during the three six months ended December 31, 2004, respectively, as compared to corresponding periods of the prior fiscal year. This decrease was due to the renewal of several large support contracts at lower renewal rates.

Professional Services Revenues

Professional services revenue increased by 60.1% and 66.0% for the three and six months ended December 31, 2004 as compared to the corresponding periods of the prior fiscal year. The increases were primarily attributable to our server business and to a lesser extent our client business. In the server business, we are seeing, an increase in the number of consulting projects as our customers ask us to build unique offerings based on our products and deep knowledge of the mobile and broadband markets. In addition, we experienced an increase in services provided for product upgrades of our existing technology, primarily MAG 6.0 and Email Mx 6.0, and other value-added services to our customers. On the client side, the professional services revenue increase was primarily attributable to the acquisition of Magic4.

Project/Systems Revenues

Project/systems revenues generated during the three and six months ended December 31, 2004 represented systems revenues which were comprised of packaged solution elements which includes our software licenses, our professional services, and third-party software and hardware. During the three and six months ended December 31, 2004, we recognized $9.9 million and $17.0 million in systems revenues on two arrangements. Please see the Revenue Recognition section under Critical Accounting Policies and Judgments for further discussion of these arrangements.

Project/systems revenues generated during the three and six months ended December 31, 2003 comprised revenue recognized under a porting service arrangement with a service partner. Prior to September 30, 2003, we were unable to reliably estimate total costs and revenues on the project and therefore project revenue was recognized only to the extent of project costs incurred. At September 30, 2003, we determined that we were able to reliably estimate total costs and total revenues on the project, and recognized gross margin in excess of costs on a cumulative basis since project inception. We recognized $2.1 million and $7.8 million of revenues primarily related to this project during the three and six months ended December 31, 2003, respectively.

Other Key Financial Revenue Metrics

The other key financial revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and six months ended December 31, 2004 and 2003 were as follows (in thousands):

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
	2004	2003		2004	2003
Disaggregated revenues
Server	$72,316	$59,706	21.1%	$138,499	$114,881	20.6%
Client	21,219	12,047	76.1%	38,604	24,861	55.3%

Total revenues	$93,535	$71,753	30.4%	$177,103	$139,742	26.7%

The increase in our server revenue during both the three and six month respective periods was primarily driven by the addition of our systems deals with Nextel and Sprint as well as an increase in subscriber adoption of wireless data services. As consumers use more wireless data services, our customers require additional capacity and/or products from Openwave in order to meet the consumers’ demand for such services. Over the last 12 months, 6 of our top 10 wireless customers purchased additional capacity. Our client revenue increased during the three and six-month periods due to the acquisition of Magic4 in July 2004, which provided $7.5 million in revenue for the six months ended December 31, 2004. In addition, the client division continues to experience solid growth in sales of the V6 and V7 browser to handset manufacturers. To date, more than 800 million mobile phones have shipped with Openwave software.

Other key operating metrics include bookings, backlog, and software license penetration. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. Bookings in the three months ended December 31, 2004 were $107 million, a 43% increase over bookings of $74.6 million in the three months ended December 31, 2003. This increase was driven by the signing of our second systems deal in the second quarter of fiscal year 2005 as well as increased bookings from our client business division. For the six months ended December 31, 2004, bookings were $187.5 million up 27% or $39.8 million from $147.7 million for the six months ended December 31, 2003. These bookings resulted in a backlog of $178.3 million as of December 31, 2004, up 8.5% from $164.3 million as of December 31, 2003.

We measure software license penetration by the number of carrier service providers (“CSP’s”) that license more than one of our products. We consider this to be a key operating metric because it is a gauge of how successful we are at penetrating our customer base with additional products. We believe that our continued growth is contingent upon generating additional revenues from existing customers. The following table summarizes our software license penetration as of:

	December-03	June-04	September-04	December-04
CSP’s that have licensed 1 product	111	111	111	115
CSP’s that have licensed 2 products	21	22	24	25
CSP’s that have licensed 3 products	6	10	11	12
CSP’s that have licensed 4 or more products	16	16	18	18

Cost of Revenues

Our total gross margin during the three and six months ended December 31, 2004 was 69.2% and 70.6% as compared to 73.9% and 73.6% during the corresponding periods of the prior fiscal year. The decrease in the gross margin primarily due to a change in our product mix revenue, which saw an increase in project/systems revenue, which has significantly lower margins than our license and maintenance and support services revenue categories. We expect our gross margins to fluctuate between 66% to 71% through-out the remainder of the current fiscal year depending on our product mix.

The following table presents cost of revenues as a percentage of related revenue type for the three and six months ended December 31, 2004 and 2003, respectively:

	Three Months Ended June 31,		Percent Change	Six months ended December 31,		Percent Change
	2004	2003		2004	2003
Cost of revenues:
License	$2,479	$2,256	9.9%	$3,688	$4,823	-23.5%
Maintenance and support services	6,968	5,790	20.3%	13,618	12,042	13.1%
Professional services	13,220	8,685	52.2%	25,515	15,981	59.7%
Project/Systems	6,181	1,962	215.0%	9,232	4,111	124.6%

Total cost of revenues	$28,848	$18,693	54.3%	$52,053	$36,957	40.8%

	Three Months Ended June 31,		Six months ended December 31,
	2004	2003	2004	2003
Gross margin per related revenue:
License	94.6%	94.1%	95.6%	93.1%
Maintenance and support services	69.5%	73.8%	69.3%	71.6%
Professional services	11.6%	7.0%	19.7%	16.5%
Project/Systems	37.9%	8.4%	45.7%	47.0%
Total Gross Margin	69.2%	73.9%	70.6%	73.6%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology, customer contract, and customer relationship intangible assets related to our acquisitions.

Costs of license revenues increased by $223,000 and decreased by $1.1 million during the three and six months ended December 31, 2004 periods as compared to the corresponding periods of the prior fiscal year respectively. The increase during the three month period as compared to the corresponding period of the prior fiscal year was attributable to an increase in amortization of intangibles of $207,000 primarily related to the amortization of purchased developed and core technology from the acquisition of Magic4, an increase in royalty expense of $206,000 related to increased sales of anti-virus and anti-spam solutions, and an increase in other license related costs of $364,000, offset by a $554,000 decrease in the amortization of a purchased software license. The decrease during the six month period as compared to the corresponding period of the prior fiscal year was attributable to an increase in amortization of intangibles of $706,000 primarily related to the amortization of purchased developed and core technology from the acquisition of Magic4, an increase of other license related costs of $405,000, offset by $1.1 million in lower royalty expense due to the recognition of costs in the prior fiscal year associated with a significant anti-virus and anti-spam revenue agreement during the prior fiscal period, and $1.1 million in lower amortization of a purchased software license.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in training and support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support services increased by $1.2 million and $1.6 million during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods of the prior fiscal year. As a result of the increased demand for our products, our average headcount increased by 31 and 24 employees during the three and six months ended December 31, 2004 as compared to the corresponding periods of the prior fiscal year. This increase in headcount was the primary reason for the increased maintenance and support services costs.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead. In addition to performing services whose revenue is earned under professional services revenues, our professional services headcount and the portion of contingent worker costs incurred on engagements under the caption Project/Systems revenues are cross charged to cost of Project/Systems or capitalized as deferred charges on the balance sheet.

Professional services costs increased by $4.5 and $9.5 million during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods of the prior fiscal year. This increase was primarily due to an increase in demand for our products which resulted in an increase in our average headcount of 85 and 68 employees and higher consulting costs of $3.3 and $7.1 million, for the three and six months ended December 31, 2004, as compared to corresponding periods in the prior fiscal year.

Cost of Project/Systems Revenues

Cost of Project/Systems revenues increased by $4.2 million and $5.1 million during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods of the prior fiscal year. The cost of project/systems revenues during the three and six months ended December 31, 2003, was primarily related to a porting service arrangement, which was nearing completion and for which we were dedicating fewer resources during the later half of the prior fiscal year, resulting in a lower cost of projects/systems revenues.

This is in contrast to the three and six months ended December 31, 2004, where the costs are primarily related to systems arrangements we entered into with two of our customers. The second of these two arrangements was entered into during the three months ended December 31, 2004, resulting in an increase in the resources dedicated to system arrangements. The aggregate costs incurred during the three months ended December 31, 2004 related to this second systems arrangement was $4.1 million.

Prior to June 30, 2004, we recognized revenue on our initial system arrangement using the proportional performance method initially assuming a zero profit margin, as we believed we could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured. During the quarter ended September 30, 2004, we were able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The aggregate costs incurred on this initial systems arrangement during the three and six months ended December 31, 2004, were $2.0 million and $5.1 million, respectively. Total costs incurred to date from this arrangement are $10.1 million.

Operating Expenses

Operating expenses increased by $4.1 million and decreased by $1.5 million for the three and six months ended December 31, 2004 as compared to the corresponding period of the prior fiscal year. During the three and six month periods of the current fiscal year, we incurred approximately $2.4 million and $4.2 million in additional operating expenses related to operations of our acquisition of Magic4, excluding amortization of acquisition-related intangibles. Excluding the operating expenses related to Magic4, our operating expenses increased by $1.7 million and decreased by $5.7 million during the three and six months ended December 31, 2004 as compared to the corresponding period of the prior fiscal year. The increase for the three month period was primarily due to additional employee compensation. Although our average headcount decreased in the three month period by 66 people compared to the same period of the prior fiscal year, savings from lower headcount were offset by employee raises, higher commissions, and stock-based compensation related to restricted stock awards. The decrease in operating expenses for the six month period was primarily due to a decrease in commission and depreciation expenses compared to corresponding periods of the prior fiscal year.

The following table represents operating expenses for the three and six months ended December 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2004	2003		2004	2003
Operating expenses:
Research and development	$22,282	$23,765	-6.2%	$44,287	$49,351	-10.3%
Sales and marketing	25,376	25,067	1.2%	48,297	48,690	-0.8%
General and administrative	11,493	8,394	36.9%	21,691	18,450	17.6%
Restructuring and other related costs	585	(382)	-253.1%	1,492	2,270	-34.3%
Stock-based compensation	1,232	754	63.4%	1,826	1,489	22.6%
Amortization of intangible assets	755	67	1026.9%	1,280	135	848.1%

Total Operating Expenses	$61,723	$57,665	7.0%	$118,873	$120,385	-1.3%

Percent of Revenues:
Research and development	23.8%	33.1%		25.0%	35.3%
Sales and marketing	27.1%	34.9%		27.3%	34.8%
General and administrative	12.3%	11.7%		12.2%	13.2%

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

Research and development costs decreased $1.5 million and $5.1 million for the three and six months ended December 31, 2004, compared to the corresponding periods of the prior fiscal year. The decrease was primarily attributable to a reduction in deprecation expense and allocated-in costs for information technologies and facilities of $609,000 and $1.1 million, respectively, during three month period and $1.4 million and $2.1 million, respectively, during the six month period. The reduction in depreciation expense was attributable to our efforts to reduce costs and expenditure over the last several years, which has resulted in new capital equipment purchases not keeping pace with the rate at which existing fixed assets have become fully depreciated. The reduction of allocated-in information technology and facilities expenses is primarily attributable to our information technology personnel spending a lesser percentage of their time supporting the research and development personnel and a significantly larger reduction in headcount in the research and development department vis-a-vis our other departments.

We continued to refine our product portfolio resulting in a decrease in research and development headcount of 73 and 78 for the three and six months of the current fiscal year as compared to the corresponding periods of the prior fiscal year. The savings from the decline in the average headcounts was partially offset by an increase in the use of contingent workers. The total labor and contingent worker expense, after costs allocated to cost of sales, decreased by approximately $204,000 and $2.3 million for the three and six months ended December 31, 2004, respectively.

Finally, we incurred higher research and development other costs of $442,000 and $741,000 for the three and six months ended December 31, 2004 as compared to the corresponding periods of the prior fiscal year, respectively.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel, and amortization of customer relationship intangibles. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

Sales and marketing costs increased by $309,000 and decreased by $393,000 during the three and six month periods ended December 31, 2004 as compared to the corresponding periods of the prior fiscal year, respectively. Our average headcount related to sales and marketing activities declined by 13 people and 12 people, respectively, in the three and six month periods compared to the prior fiscal year. Although, our average headcount declined, our total labor costs, excluding commission and severance costs, increased by $1.4 million for both respective periods. The increase in labor costs were primarily due to higher other labor costs coupled with the U.S. dollar’s weakness against the Euro, British Pound, and Japanese Yen. Commissions costs decreased by $2.3 million and $3.1 million during the three and six months ended December 31, 2004, as a result of changes in our sales compensation program. Severance costs were also higher in the three and six month period ended December 31, 2004, by $549,000 and $562,000, respectively. In addition, fewer of our sales and marketing employees provided consulting services resulting in a reduction of the allocated-out costs of $276,000 and $683,000 during the three and six month periods ended December 31, 2004, as compared to the prior fiscal year.

Our employee development and staffing expenses also increased by $616,000 and $826,000 for the three and six month periods ended December 31, 2004 as compared to the corresponding periods of the prior fiscal year. This increase was attributable to higher relocation and training costs. Additional savings during the three and six months ended December 31, 2004 were due to decreases in our depreciation expense of $325,000 and $728,000, respectively.

Finally, we incurred higher (lower) other costs in sales and marketing departments of $63,000 and $(66,000) for the three and six months ended December 31, 2004, as compared to the corresponding periods of the prior fiscal year, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and facility costs for our finance, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for doubtful accounts, and expenses associated with computer equipment and software used in administration of the business.

General and administrative costs increased $3.1 million and $3.2 million during the three and six months ended December 31, 2004 and 2003, respectively, as compared to corresponding periods of the prior fiscal year. Our average headcount increased by 21 and 16 employees for the three and six months ended December 31, 2004 compared to the corresponding periods of the prior fiscal year. This increase coupled with employee raises, which occurred in August and November 2004, a calendar year-end bonus, and the hiring of several key executive positions increased our labor, employee staffing and travel costs by $2.1 million and $1.9 million during the three and six month periods ended December 31, 2004, respectively, as compared so the corresponding periods in the prior fiscal year. Contingent worker expenses increased by $361,000 and $772,000 during the three and six month periods ended December 31 2004, respectively.

Bad debt expensed increased by $1.1 million and $2.1 million during the three and six month periods ended December 31, 2004 compared to the corresponding periods of the prior fiscal year. The increase in our bad debt expense was primarily attributable to an increase in the accounts receivable balance. We also decreased expenses related to business insurance and professional fees by $516,000 and $1.3 million for the three and six month periods ended December 31, 2004 as compared to the corresponding periods of the prior fiscal year.

Finally, we incurred higher (lower) costs in general and administrative departments of $11,000 and $(323,000) for the three and six months ended December 31, 2004, as compared to the corresponding periods of the prior fiscal year, respectively.

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

For the three and six months ended December 31, 2004, we incurred $585,000 and $1.5 million of additional restructuring and other related expenses, as compared to ($382,000) and $2.3 million for the corresponding periods of the prior fiscal year. The expenses incurred during the three months ended December 31, 2004, comprised $805,000 from the loss on the disposal of fixed assets from the early termination of a facility lease not previously included in the restructuring accrual. This expense was partially offset by a reduction in the facility lease accrual of approximately $220,000 which was primarily related to changes in our estimated sublease income due to successfully subleasing an abandoned property not originally anticipated. The restructuring and other related costs for the six months ended December 31, 2004, in addition to the items discussed previously, also comprised additional restructuring charges for the exercise of an early termination clause within a facility lease agreement of approximately $889,000.

As of December 31, 2004, we have remaining restructuring liabilities that total $44.3 million and are comprised of remaining liabilities for the FY2003 Q4 Restructuring Plan, the FY2003 Q1 Restructuring Plan, and the FY2002 Restructuring Plan of $0.5 million, $39.2 million, and $4.6 million, respectively.

The following table summarizes the future payments, net of estimated future sublease income of $17.7 million, on the remaining restructuring liabilities (in thousands):

Year ending June 30,	Cash Payable
2005	$5,033
2006	8,208
2007	6,435
2008	5,113
2009	4,145
Thereafter	15,402

$44,336

Stock-Based Compensation

All stock-based compensation is being amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants and options issued to non-employees and restricted stock granted to executives and other employees at exercise prices below the current fair value of our stock.

The following table summarizes stock-based compensation expense by category (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2004	2003		2004	2003
Stock-based compensation by category
Research and development	$90	$230	-60.9%	$208	$497	-58.1%
Sales and marketing	378	88	329.5%	501	169	196.4%
General and administrative	764	436	75.2%	1,117	823	35.7%

	$1,232	$754	63.4%	$1,826	$1,489	22.6%

Stock-based compensation expense increased by $478,000 and $337,000 during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods of the prior fiscal year. The increase for the three month period was primarily due to the issuance of additional restricted stock grants aggregating 630,000 shares with an aggregate value of approximately $6.8 million to key employees during quarter ended December 31, 2004. We did not issue any stock options or grants to non-employees in any period presented.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Contract intangibles	$342	$783	$642	$1,011
Developed and core technology	1,067	394	1,908	788
Customer relationships and trademark	755	67	1,280	135

	$2,164	$1,244	$3,830	$1,934

During the three and six months ended December 31, 2004 amortization of acquisition-related contract intangibles and developed and core technology included in Cost of Revenues – License were approximately $1.4 million and $2.5 million, respectively, as compared to $1.2 million and $1.8 million, during the corresponding periods of the prior fiscal year. Amortization of acquisition-related contract intangibles included in Cost of Revenue – Maintenance and Support was approximately $20,000 and $33,000 during the three and six months ended December 31, 2004, respectively.

Amortization of acquisition-related customer relationships and trademark, which were sales and marketing related, included in Operating expenses were $755,000 and $1.3 million during the three and six months ended December 31, 2004, respectively as compared to $67,000 and $135,000 during the corresponding periods of the prior fiscal year.

The increase in amortization of intangible assets for the three and six months ended December 31, 2004, as compared to the corresponding periods of the prior fiscal year, was primarily due to amortization of intangibles acquired as part of our acquisition of Magic4. During the three and six months ended December 31, 2004, we incurred approximately $1.5 million and $2.5 million, respectively, of intangible amortization expense attributable to the intangible assets acquired in the acquisition of Magic4.

Interest Income

Interest income was approximately $1.2 million and $2.5 million for the three and six months ended December 31, 2004, respectively, as compared to $1.0 million and $1.9 million for the corresponding periods of the prior fiscal year. The increase in our interest income was primarily due to higher interest rates on our investments.

Interest Expense

Interest expense was approximately $1.3 million and $2.6 million for the three and six months ended December 31, 2004, respectively, as compared to $1.3 million and $1.6 million for the corresponding periods of the prior fiscal year. The increase in the interest expense for the six month period of the current fiscal year as compared to the prior fiscal year is due to our convertible subordinated notes being outstanding for the entire six month period as compared to the prior fiscal year when the notes were only outstanding for approximately four months.

Other Income, net

Other income, net was approximately $1.7 million and $1.4 million during the three and six months ended December 31, 2004, as compared to $359,000 for each of the corresponding periods of the prior fiscal year. The income recognized during the three and six months ended December 31, 2004 was primarily related to foreign exchange gains on foreign denominated assets and liabilities.

Income Taxes

Income tax expense was $2.7 million and $4.7 million for the three and six months ended December 31, 2004, respectively, as compared to $4.9 million and $6.4 million for the corresponding periods of the prior fiscal year. Income taxes in all periods presented consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate quarterly based on both the product and geographical mix of our revenue, as well as the timing of the revenue recognized, with a resulting fluctuation in the quarterly effective tax rate. The decrease in income taxes for both the three and six month ended December 31, 2004, was primarily related to the elimination of foreign withholding taxes in Japan, resulting from a tax treaty enacted between the United States and Japan effective July 2004.

In light of our recent history of operating losses we recorded a valuation allowance for substantially all of our federal and state deferred tax assets, as we are presently unable to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. We recorded deferred tax assets of approximately $2.5 million with respect to subsidiaries in Japan and the United Kingdom based upon our conclusion that is more likely than not that the subsidiaries will earn future taxable profits enabling the realization of their respective deferred tax assets, given historical taxable income in those locations. We recorded a deferred tax liability of $9.3 million as part of the acquisition of Magic4 to reflect a future tax liability associated with book amortization deductions not recognized for tax purposes. This deferred tax liability will be written off in proportion to future Magic4 book amortization deductions. In December 2004, we wrote off $740,000 of the deferred tax liability.

As of June 30, 2004, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $1.1 billion and $404.7 million, respectively.

Liquidity and Capital Resources

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our restricted cash and investments increased by approximately $348,000 during the six months ended December 31, 2004. The increase was primarily attributable to a newly restricted investment to secure a warranty bond pursuant to a customer contract of approximately $2.4 million offset by a reduction in the amount of pledged investments used to secure the payment of the first six scheduled semi-annual interest payments on our convertible subordinated debt of approximately $2.0 million when the second of the six schedule payments was made.

The following table discloses our off-balance sheet contractual obligations as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligation:
Operating Lease Obligations	$27,281	22,535	20,759	19,546	18,132	73,010	$181,263
Interest due on convertible subordinated debt	$2,063	4,125	4,125	4,125	2,063	—	$16,501

We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of $5.9 million through our fiscal year 2008. In November 2004, we purchased developed and core technology from a private company. Included in the purchase price were contingent payments of $850,000, if specified milestones are satisfied. These milestones are primarily related to future revenues generated from the license of the developed and core technology and would be payable between 12 and 24 months from the signing of the purchase agreement.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of December 31, 2004 and June 30, 2004, respectively (in thousands):

	December 31, 2004	June 30, 2004	Percent Change
Working capital	$242,528	$251,419	-3.5%
Cash and cash investments:
Cash and cash equivalents	$175,713	$231,509	-24.1%
Short-term investments	53,773	38,262	40.5%
Long-term investments	22,735	44,663	-49.1%
Restricted cash and investments	27,732	27,384	1.3%

Total cash and cash investments	$279,953	$341,818	-18.1%

	Six Months Ended December 31,
	2004	2003
Cash used for operating activities	$(16,367)	$(32,068)
Cash provided by (used for) investing activities	$(46,966)	$23,317
Cash provided by financing activities	$6,922	$154,117

We obtained a majority of our cash and investments prior to fiscal year 2004 through prior public offerings. We intend to use cash provided by such financing activities for general corporate purposes, including potential future acquisitions or other transactions. In addition, we received approximately $145.7 million from the issuance of our $150 million convertible subordinated notes during the year-ended June 30, 2004. While we believe that our current working capital and its anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the mean time, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working Capital

Our working capital decreased by approximately $8.9 million or 3.5% from June 30, 2004 to December 31, 2004. The decrease was primarily attributable to the net cash paid and the issuance of a note payable for the acquisition of Magic4 of approximately $46.8 million and $3.8 million, respectively, offset by a net increase in our accounts receivable and deferred revenue balances of $34.1 million and an increase in the short-term investments of $15.5 million.

Cash used for operating activities

The decrease in our cash used for operating activities during the six months ended December 31, 2004 as compared to the corresponding period of the prior fiscal year of $15.7 million was primarily attributable to an increase in profitability from operating activities and a reduction in the amount of cash used to pay for restructuring costs.

Cash paid for restructuring costs was $5.6 million and $12.1 million during the six months ended December 31, 2004 and 2003, respectively, a difference of $6.5 million.

Our total revenue increased by $37.4 million during the six months ended December 31, 2004 as compared to the corresponding period. Although our accounts receivable, net balance increased by $47.3 million from June 30, 2004 to December 31, 2004, as compared to an increase of $14.3 million during the corresponding period of the prior fiscal year, our net cash received from billings increased by $29.8 million during the current fiscal period as compared to the prior fiscal period.

Our total expenses, excluding non-cash expenses, during the six months ended December 31, 2004, was approximately $174.3 million as compared $163.1 million for the corresponding period of the prior fiscal year. Our increase in expenses lead to an increase in cash expenditures for operations and non-operating expenses of approximately $8.9 million as compared to the corresponding period of the prior fiscal year.

Additionally, we had an increase in our cash expenditures to acquire prepaid and other assets, primarily for third-party equipment purchases related to our system solution arrangements, of approximately $11.7 million as compared to the corresponding period of the prior fiscal year.

Cash used for investing activities

Net cash used in investing activities during the six months ended December 31, 2004 was $47.0 million. Net cash provided by investing activities during the six months ended December 31, 2003 was $23.3 million. The increase in the amount of cash used for investing activities of $70.3 million is primarily attributable to the net cash used to acquire Magic4 of approximately $46.8 million. In addition, the net proceeds from the sale and maturity of short term and long term investments decreased by $26.5 million during the six months ending December 31, 2004 as compared to the corresponding period of the prior fiscal year.

Cash flows provided by financing activities

Net cash provided by financing activities decreased by $147.2 million during the current fiscal six months compared to the same six months of the prior fiscal year. The decrease is reflective of the cash proceeds received in the prior year from the issuance of our convertible subordinated debt of $145.7 million. Cash proceeds from the issuance of common stock for options exercised also decreased by approximately $1.5 million, which was primarily attributable to fewer employee options being exercised.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this quarterly report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or referred to in this report on Form 10-Q or incorporated by reference in our annual report for the year ended June 30, 2004, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not achieve or maintain profitability.

We have incurred losses since our inception, including losses of approximately $29.9 million during the fiscal year ended June 30, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2.0 billion of goodwill impairment and amortization. We currently have negative cash flows and expect to continue to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations. We will need to generate increases in revenue and continue to manage costs to achieve profitability. We face a number of risks including:

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

Changes in accounting for stock-based compensation will negatively affect our reported operating results.

We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, on December 16, 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. This change will go into effect commencing with the first quarter of fiscal year 2006 and such a change will likely have a material negative effect on our reported results.

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

International sale of product licenses and services accounted for approximately 58.0% and 58.2% of our total revenues for the three and six months ended December 31, 2004, respectively. Risks inherent in conducting business internationally include:

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three and six months ended December 31, 2004 include Sprint and Nextel. Revenue recognized from arrangements with Sprint and Nextel accounted for approximately 14.8% and $10.2% of our total revenues during the three months ended December 31, 2004. This customer may not continue to generate significant revenues for us and we may be unable to replace these customers with new ones on a timely basis or at all.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, and Nortel;

•	wireless messaging software providers, such as Comverse, Ericsson, and LogicaCMG;

•	software providers, such as 7.24 Solutions, Critical Path, Intrado, and Verisign;

•	service providers, such as E-Commerce Solutions;

•	client technology competitors, such as Access, Qualcomm, Symbian, and Teleca;

•	computer system companies such as Microsoft and Sun;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions;

•	antispam and antivirus providers such as Ironport.

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

diversion of Management’s attention from other business concerns;

failure to assimilate the acquired or combined businesses or technologies with pre-existing businesses and technologies;

potential loss of key employees from either our pre-existing business or the acquired or merged business;

impact of any negative customer relationships acquired;

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

As the number of our products and services increases and their features and content continue to expand, and as we acquire the right to use technology through acquisitions or licenses, we may increasingly become subject to infringement and other types of claims by third parties. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions, as we have a lower level of visibility into how such technology was developed or otherwise procured. Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grow and the functionality of software products in different industry segments overlaps. In addition, from time to time, we or our customers may become aware of certain third party patents that may relate to our products. If an infringement claim is asserted against us or against a customer for which we have an obligation to defend, it could be time consuming to defend, result in costly litigation, result in us paying a settlement amount or damage award, divert Management’s attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against our technology could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of June 30, 2005. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. In the course of these activities, preliminary documentation and tests have identified certain deficiencies and necessary improvements which we are addressing. Areas requiring improvement include, but are not limited to, policies and procedures surrounding our product and services fulfillment processes, revenue recognition processes associated with the collection of license usage reports from our customers and contract management processes specific to our professional services engagements. We are currently providing training to field and operational personnel with respect to our business practices, accounting policies, and the effect of contracts and customer commitments on our revenue recognition policies. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. Our independent auditors are also in the process of reviewing our documentation and may identify additional control deficiencies that must be remediated prior to our fiscal year end. These matters have been discussed with the Audit Committee and our independent auditors. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and thus are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. These contracts require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Included in “Other income, net” in the accompanying Condensed Consolidated Statements of Operations are net foreign exchange transaction gains of $1.8 million and $1.6 million for the three and six months ended December 31, 2004, as compared to $355,000 and $354,000 during the three and six months ended December 31, 2003, respectively. As of December 31, 2004, we have two foreign currency swaps with a total notional amount of €12 million and £2 million that expire on June 30, 2005.

(b) Interest Rate Risk

As of December 31, 2004, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $280.0 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2004:

	Expected maturity date for the fiscal year ending June 30,					Cost Value Total	Fair Value Total
	2005	2006	2007	2008	2009
Certificate of deposit	$—	$320	$—	$—	$—	$320	$320
Corporate Bonds	8,025	7,251	—	—	—	15,276	15,204
Federal Agencies	23,750	37,626	—	—	—	61,376	60,984

	$31,775	$45,197	$—	$—	$—	$76,972	$76,508

Weighted-average Interest rate	1.87%

Additionally, the Company had $27.7 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of December 31, 2004. $17.2 million of the restricted investments comprised a certificate of deposit to collateralized letters of credit for facility leases. $8.1 million of the balance comprises U.S. government securities pledged for payment of the remaining four semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $2.4 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 1.7% at December 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). We believe that there are always limitations on the effectiveness of any control system, no matter how well conceived and operated. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives, however, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Based on the evaluation performed, the CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are: (1) effective to ensure that information required to be disclosed in the reports that are filed with the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure and; (2) effective, at the reasonable assurance level, in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act.

(b) Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have prepared initial documentation of our controls over financial reporting and have recently commenced testing of these controls. In the course of these activities, preliminary documentation and tests have identified certain deficiencies and necessary improvements which we are addressing. None of the deficiencies, individually, is believed to be material. Areas requiring improvement include, but are not limited to, policies and procedures surrounding our product and services fulfillment processes, revenue recognition processes associated with the collection of license usage reports from our customers and contract management processes specific to our professional services engagements. These matters have been discussed with the Audit Committee and our independent auditors.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2004, we issued 2,271,446 shares of Openwave common stock, $54.2 million in cash and a $3.8 million loan note to the then existing holders of Magic4’s issued capital in connection with our acquisition of Magic4. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) as the California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California Corporation Code to issue the securities. At the time of issuance, 1,135,730 shares were held in escrow and as of February 1, 2004, of which 1,022,160 shares remained held in escrow by a third-party escrow agent.

On January 31, 2005, we issued 314,104 shares of Openwave common stock and $5.1 million in cash to the then existing holders of Cilys 53 Inc.’s issued capital in connection with our acquisition of Cilys. We believe that the transaction was exempt from the registration requirements of Securities Act as the shares were offered or sold as part of an offshore transaction as defined in Regulation S promulgated by the Securities and Exchange Commission. At the time of issuance, 107,800 shares were held in escrow by a third-party escrow agent.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

Annual Stockholder Meeting

On November 30, 2004, we held our annual meeting of stockholders. At the annual meeting, our stockholders approved the following matters by vote:

(1) Election of the following two members of the Board of Directors, each to serve a three-year term or until his successor has been elected and qualified:

Nominees	For	Withheld
Masood Jabbar	54,815,760	4,205,515
Bernard Puckett	57,492,537	1,528,738

(2) Ratification of the appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending June 30, 2005:

For	Against	Abstentions
58,667,332	319,194	34,749

(3) Approve of the amendment and restatement of the 1999 Directors’ Stock Option Plan:

For	Against	Abstentions	Broker Non-Vote
19,521,227	14,927,780	333,474	24,238,794

The following members are incumbent directors of the Board of Directors to serve for the terms expiring as specified below or until his successor has been elected and qualified:

Incumbent directors	Term Expiring
Harold L. Covert, Jr.	2006
Ken Denman	2005
Bo Hedfors	2005
Kevin Kennedy	2006
Don Listwin	2005
David Peterschmidt	2006

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement, dated January 25, 2005, by and between the Company and Simon Wilkinson (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 28, 2005).

10.2	Amendment to the Company’s Executive Severance Benefit Policy (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 21, 2004).

10.3	Employment Transition and Release Agreement, dated December 17, 2004, by and between the Company and David Hose.

10.4	Agreement with Don Listwin as further disclosed in the Company’s current report on Form 8-K filed on November 5, 2004.

10.5	Employment Transition and Release Agreement, dated October 15, 2004, by and between the Company and Jon Shantz.

10.6	Summary of Stock Option Grants made to Directors in January 2005.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2005

OPENWAVE SYSTEMS INC.

By:	/s/ Joshua Pace
Joshua Pace
Senior Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer
And Duly Authorized Officer)