Form 10-Q
period 2005-03-31
OPENWAVE SYSTEMS INC
filed 2005-05-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005 there were 68,845,804 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

Item 1. Consolidated Financial Statements (Unaudited)

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	June 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$103,807	$153,469
Short-term investments	122,655	116,302
Accounts receivable, net	121,174	78,421
Deferred tax assets	—	470
Prepaid and other current assets	25,913	15,224

Total current assets	373,549	363,886

Property and equipment, net	24,865	30,552
Long-term investments and restricted cash and investments	47,994	72,047
Deferred tax assets, less current portion	—	2,020
Deposits and other assets	4,820	5,052
Intangibles assets, net	33,554	2,228
Goodwill	44,073	723

	$528,855	$476,508

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,853	$4,697
Notes payable	3,805	—
Accrued liabilities	48,105	36,679
Accrued restructuring costs	8,235	10,429
Deferred tax liabilities, net	1,531	—
Deferred revenue	59,138	60,662

Total current liabilities	127,667	112,467

Accrued restructuring costs, less current portion	32,761	38,838
Deferred revenue, less current portion	4,222	1,321
Deferred rent obligations	4,874	4,308
Deferred tax liabilities, less current portion, net	7,254	—
Convertible subordinated notes, net	147,161	146,542

Total liabilities	323,939	303,476

Commitments and contingencies

Stockholders’ equity:
Common stock	69	64
Additional paid-in capital	2,779,194	2,741,935
Deferred stock-based compensation	(7,607)	(1,991)
Accumulated other comprehensive loss	(709)	(736)
Accumulated deficit	(2,566,031)	(2,566,240)

Total stockholders’ equity	204,916	173,032

	$528,855	$476,508

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenues:
License	$48,417	$38,437	$132,393	$108,820
Maintenance and support services	24,460	20,523	68,805	62,991
Professional services	20,657	14,450	52,425	33,588
Project/Systems	12,732	817	29,746	8,570

Total revenues	106,266	74,227	283,369	213,969

Cost of revenues:
License	2,080	1,672	5,768	6,495
Maintenance and support services	9,084	6,435	22,702	18,477
Professional services	15,133	11,439	40,648	27,420
Project/Systems	8,281	772	17,513	4,883

Total cost of revenues	34,578	20,318	86,631	57,275

Gross profit	71,688	53,909	196,738	156,694

Operating expenses:
Research and development	25,330	23,625	69,617	72,976
Sales and marketing	26,144	25,479	74,441	74,169
General and administrative	12,190	7,621	33,881	26,071
Restructure and other related costs	4,468	726	5,960	2,996
Stock-based compensation*	1,011	938	2,837	2,427
Amortization of intangible assets	772	67	2,052	202

Total operating expenses	69,915	58,456	188,788	178,841

Operating income (loss)	1,773	(4,547)	7,950	(22,147)
Interest income	1,371	1,186	3,879	3,078
Interest expense	(1,285)	(1,284)	(3,873)	(2,873)
Other income (expense), net	(1,483)	(35)	(46)	324

Income (loss) before provision for income taxes	376	(4,680)	7,910	(21,618)
Income taxes	2,990	1,058	7,701	7,496

Net income (loss)	$(2,614)	$(5,738)	$209	$(29,114)

Basic net income (loss) per share	$(0.04)	$(0.09)	$0.00	$(0.47)

Diluted net income (loss) per share	$(0.04)	$(0.09)	$0.00	$(0.47)

Shares used in computing basic net income (loss) per share	67,131	63,233	66,115	61,756

Shares used in computing diluted net income (loss) per share	67,131	63,233	69,775	61,756

*Stock-based compensation by category:
Research and development	$189	$231	$397	$729
Sales and marketing	272	191	773	360
General and administrative	550	516	1,667	1,338

	$1,011	$938	$2,837	$2,427

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$209	$(29,114)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization of intangibles	14,579	18,871
Amortization of discount on convertible debt and debt issuance costs	754	562
Stock-based compensation	2,837	2,427
Write-off of shareholder note receivable	260	—
Loss on sale of property and equipment	53	332
Provision for doubtful accounts	2,130	(1,280)
Restructuring and related non-cash charges	5,273	813
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(38,168)	(13,128)
Prepaid assets, deposits, and other assets	(11,437)	(8,499)
Accounts payable	1,384	(1,323)
Accrued liabilities	12,771	(236)
Accrued restructuring costs	(7,814)	(14,059)
Deferred revenue	476	(2,982)

Net cash used for operating activities	(16,693)	(47,616)

Cash flows from investing activities:
Purchases of property and equipment	(8,067)	(2,763)
Proceeds from sale of property and equipment	—	43
Purchase of intangible assets	(450)	—
Restricted cash and investments	1,590	(5,294)
Acquisitions, net of cash acquired	(52,588)	—
Investment in non-marketable securities	(809)	—
Purchases of short-term investments	(81,770)	(164,066)
Proceeds from sales and maturities of short-term investments	98,558	99,861
Purchases of long-term investments	(627)	(62,688)
Proceeds from sales and maturities of long-term investments	38	19,435

Net cash used for investing activities	(44,125)	(115,472)

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,217	16,336
Net proceeds from issuance of convertible debt	—	145,672
Repayment of notes receivable from stockholder	—	52

Net cash provided by financing activities	11,217	162,060

Effect of exchange rates on cash and cash equivalents	(61)	—
Net decrease in cash and cash equivalents	(49,662)	(1,028)
Cash and cash equivalents at beginning of period	153,469	96,329

Cash and cash equivalents at end of period	$103,807	$95,301

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,550	$8,852

Cash paid for interest	$4,098	$2,070

Noncash investing and financing activities:
Common stock issued for acquisitions	$18,006	$—

Notes payable issued in conjunction with acquisition	$3,805	$—

Transfers among short-term and long-term investments	$23,177	$12,933

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Openwave Systems Inc.’s (the “Company”) management (“Management”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2005 and June 30, 2004, and the results of operations and cash flows for the three and nine months ended March 31, 2005 and 2004. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

Reclassification

Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. We reclassified $78.0 million in auction rate securities from cash and cash equivalents to short-term investments on the fiscal 2004 condensed consolidated balance sheet and condensed consolidated statement of cash flows. We also reclassified $133.2 million and $43.0 million in auction rate securities from cash and cash equivalents to short-term investments as of March 31, 2004 and June 30, 2003, respectively, which decreased cash flows from investing activities by $90.2 million in the condensed consolidated statement of cash flows for the nine months ended June 30, 2004.

Revenue Recognition

There have been no material changes to our revenue recognition policy from the information provided in Note 1 to the financial statements included in the Company’s Annual Report on Form–K for the year ended June 30, 2004.

Project/Systems Revenues

During the year ended June 30, 2004, the Company entered into a significant contract with a communications services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third-party software; and ongoing managed services for the software system/solution. The Company initially determined that it had a single unit of accounting, as defined in EITF Issue No. 00-21, as the Company did not know the fair value of one undelivered element. For the quarter ended June 30, 2004, the Company recognized revenue using the proportional performance method initially assuming a zero profit margin, as the Company believed it could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured. During the quarter ended September 30, 2004, the Company determined that it had the fair value of all remaining undelivered elements and thus was able to separate the arrangement into three specific accounting units which are as follows; post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The customer can renew both the post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. For the three and nine months ended March 31, 2005, the Company recognized $5.3 million and $15.6 million, respectively, in systems revenue from this arrangement, which was classified as project/systems revenues in the Company’s Condensed Consolidated Statement of Operations. The aggregate revenue recognized from inception of this arrangement through March 31, 2005 was $20.5 million with corresponding aggregate costs of sales of $13.9 million. Additionally, from this arrangement, for the three and nine months ended March 31, 2005, the Company recognized $719,000 and $2.8 million, respectively, of license revenue in the Company’s Condensed Consolidated Statement of Operations. This revenue reflects the contracted value of non-system license fees pertaining to a separate contract that could not be separated for revenue recognition purposes from the larger managed services, software, and solution contract. As of March 31, 2005, and June 30, 2004, direct and incremental costs of $1.3 million and $5.7 million, respectively, on the arrangement incurred in excess of the proportional performance were deferred and were classified within prepaid and other current assets.

During the quarter ended December 31, 2004, the Company entered into a significant contract with a communications services provider to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for software custom modification and installation milestone payments, license fee payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization, modification and development of the software and third-party software; and ongoing managed services for the software system/solution. The software custom modification and installation milestone fees are due when certain progress milestones are achieved; the license fees are due within twelve months from final acceptance of the solution; and the ongoing service payments are due when services are performed. The software custom modification and installation fees are refundable to the extent of approximately $14.5 million if the Company does not satisfy certain customer specified acceptance testing and the Company is subject to liquidated damage penalties if it fails to deliver against certain progress milestones. Through March 31, 2005, the Company has received $15.7 million in payments of which no amount is refundable. As of March 31, 2005, the Company believes delivery against this acceptance testing is reasonably assured and therefore the refundability provisions will not be triggered and the customer will satisfy their contractual obligations. Additionally, the Company believes that it will not trigger liquidated damage penalties. Prospectively, if the Company determines that it will be unable to satisfy the acceptance testing or expects it will incur liquidated damages, a reduction in the total contract revenue will be accounted for in the period that the Company determines that it will not be able to satisfy the acceptance testing or it will incur liquidated damages. The Company determined that it had three units of accounting as defined in EITF Issue No. 00-21 which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The communications service provider can renew both the non-third party post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. Additionally, the Company determined it had evidence of fair value for third party post contract customer support. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Accordingly, the Company recognized approximately $7.4 million and $14.2 million in systems revenue from this arrangement during the three and nine months ended March 31, 2005, which was classified as project/systems revenues in the Company’s Condensed Consolidated Statements of Operations. The aggregate revenue recognized from inception of the arrangement through March 31, 2005 was $14.2 million with corresponding aggregate costs of sales of $8.6 million. As of March 31, 2005, direct and incremental costs of $6.3 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

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

During the three and nine months ended March 31, 2005, the Company granted employees 260,000 and 925,000 shares, respectively of restricted stock with an aggregate value of $3.4 million and $10.5 million, respectively on the date of grant, which was recorded as deferred compensation and will be amortized over the service period of one to four years.

If the fair value based method as prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense, the pro-forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported:	$(2,614)	$(5,738)	$209	$(29,114)
Add:
Stock-based compensation included in net income (loss), zero tax effect	1,011	938	2,837	2,427
Deduct:
Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(5,414)	(13,899)	(20,074)	(44,330)

Pro forma net loss	$(7,017)	$(18,699)	$(17,028)	$(71,017)

Basic net income (loss) per share:
As reported	$(0.04)	$(0.09)	$0.00	$(0.47)

Pro forma	$(0.10)	$(0.30)	$(0.26)	$(1.15)

Diluted net income (loss) per share:
As reported	$(0.04)	$(0.09)	$0.00	$(0.47)

Pro forma	$(0.10)	$(0.30)	$(0.26)	$(1.15)

Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is required to be implemented by the end of fiscal 2006. The interpretation is not expected to have a material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and in March 2005 the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Topic 14: Share-Based Payment. SFAS 123R and SAB 107 will be effective in the first quarter of fiscal 2006 and will result in the recognition of substantial compensation expense relating to our employee stock options. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to employees. Under this standard, compensation expense is generally not recognized related to stock option grants issued under the Company’s stock option plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The paragraph entitled Stock Based Compensation included in Note 1 to these consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for the three and nine months ended 2005 and 2004.

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

(2) Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share” basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average shares used in computing basic net income (loss) per common share	67,131	63,233	66,115	61,756
Dilutive effect of restricted stock subject to repurchase	—	—	322	—
Dilutive effect of employee stock options	—	—	2,347	—
Dilutive effect of contingently issuable shares related to a business combination	—	—	991	—

Weighted average shares used in computing diluted net income (loss) per common share	67,131	63,233	69,775	61,756

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	590	388	—	410
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income	2,462	13,356	—	10,223
Options that were excluded from the computation of dilutive shares outstanding because the exercise price exceeded the average market value of the Company’s common stock during the period	7,986	736	5,239	1,050
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154	6,078

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

Client software and related services primarily include the Openwave Mobile Browser, which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Disaggregated revenue
Server	$79,249	$60,869	$217,748	$175,750
Client	27,017	13,358	65,621	38,219

Total revenues	$106,266	$74,227	$283,369	$213,969

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenue in different geographic regions was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
United States	$53,962	$31,196	$128,066	$86,089
Americas, excluding the United States	8,151	1,435	20,009	13,816
Europe, Middle East, and Africa	17,366	21,625	57,539	52,404
Japan	13,190	10,558	40,406	36,341
Asia Pacific, excluding Japan	13,597	9,413	37,349	25,319

Total revenues	$106,266	$74,227	$283,369	$213,969

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer information as a percentage of total revenue for the three and nine months ended March 31, 2005 and 2004 was as follows:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2005	2004	2005	2004
Customer:
Sprint	16%	7%	13%	5%
Nextel	11%	7%	12%	6%

(4) Balance Sheet Components

(a) Accounts Receivable, net

	March 31, 2005	June 30, 2004
Accounts receivable	$100,492	$61,174
Unbilled accounts receivable	28,004	23,342
Allowance for doubtful accounts	(7,322)	(6,095)

	$121,174	$78,421

(b) Goodwill and intangible assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2004 to March 31, 2005 (in thousands):

	Balance as of June 30, 2004	Additions (a)	Amortization	Balance as of March 31, 2005
Goodwill	$723	$43,350	$—	$44,073
Intangibles assets:
Developed and core technology	1,548	25,715	(3,571)	23,692
Customer contracts—licenses	424	292	(615)	101
Customer contracts—support	—	197	(56)	141
Cusomer relationships and trademarks	256	11,002	(2,034)	9,224
Workforce-in-place	—	414	(18)	396

	$2,951	$80,970	$(6,294)	$77,627

(a)	Additions comprise goodwill and intangibles acquired in the acquisition of Magic4 of $69.0 million (see Note 5) and intangibles acquired from 2 private companies for approximately $11.9 million.

Total amortization expense related to intangible assets during the three and nine months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Developed and core technology	$1,661	$393	$3,571	$1,181
Customer contracts—licenses	11	252	615	1,263
Customer contracts—support	20	—	56	—
Cusomer relationships and trademarks	754	67	2,034	202
Workforce-in-place	18	—	18	—

	$2,464	$712	$6,294	$2,646

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License.

Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support.

Amortization of acquired customer relationships, trademarks, and workforce-in-place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of March 31, 2005 and June 30, 2004 (in thousands):

	March 31, 2005			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$30,735	$(7,043)	$23,692	$5,020	$(3,472)	$1,548
Customer contracts—licenses	4,342	(4,241)	101	4,050	(3,626)	424
Customer contracts—support	197	(56)	141	—	—	—
Cusomer relationships and trademarks	11,802	(2,578)	9,224	800	(544)	256
Workforce-in-place	414	(18)	396	—	—	—

	$47,490	$(13,936)	$33,554	$9,870	$(7,642)	$2,228

The following table presents the estimated future amortization of the intangible assets, based upon intangible assets recorded as of March 31, 2005, (in thousands):

Fiscal Year	Amortization
2005	$2,580
2006	9,003
2007	8,700
2008	8,423
2009	4,616
Thereafter	232

$33,554

(c) Deferred Revenue

As of March 31, 2005 and June 30, 2004, the Company had deferred revenue of $63.4 million and $62.0 million, respectively, consisting of deferred license fees, new version coverage, and maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

•	amounts billed prior to acceptance of product or service;

•	new version coverage and/or maintenance and support elements prior to the time service is delivered;

•	subscriber licenses committed greater than subscriber activated for arrangements being recognized on an subscriber activation basis; and

•	license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $38.0 million and $28.9 million as of March 31, 2005 and June 30, 2004, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2005	June 30, 2004
Unrealized loss on marketable securities	$(461)	$(550)
Cumulative translation adjustments	(248)	(186)

Accumulated other comprehensive loss	$(709)	$(736)

Comprehensive income (loss) is comprised of net income (loss), change in unrealized gain (loss) on marketable securities and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$(2,614)	$(5,738)	$209	$(29,114)
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	3	199	89	4
Change in accumulated foreign currency translation adjustments	(677)	—	(62)	—

Total comprehensive income (loss)	$(3,288)	$(5,539)	$236	$(29,110)

(5) Acquisition

Acquisition of Magic4

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4, a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.0 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, (see Note 6), and (iv) transactions costs of $1.7 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors and transfer taxes. The shares issued were valued at $12.3 million based upon 3-day weighted average closing price through the close date of the acquisition. As of March 31, 2005, the Company had paid $72.0 million of the Initial Consideration.

In addition to the Initial Consideration, the Company has agreed to additional contingent consideration consisting of 1,135,734 shares of the Company’s common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be issued to the former holders of share capital of Magic4 on a pro-rata basis (the “Contingent Consideration”). The Contingent Consideration is contingent upon the continued employment of certain key employees of Magic4 with the Company for specified periods. These key employees were also holders of the share capital of Magic4. On January 31, 2005, the Company issued the first installment of the contingent consideration comprising 113,570 shares of common stock to the former holders of the share capital of Magic4. The amount of the first installment issued to the key employees was 24,918 shares, resulting in stock-based compensation expense of $339,000 in the quarter ended March 31, 2005, based upon the value at the date of issuance. The value of the remaining 88,652 shares was $1.2 million and was recorded as an addition to goodwill. The sum of Initial Consideration and Contingent Consideration paid as of March 31, 2005 equals $73.2 million (“Consideration”).

As of March 31, 2005, the remaining 1,022,164 shares of common stock were held in escrow. The value of the contingently issuable shares of common stock will be remeasured upon the completion of the various specified employment periods through January 2006.

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

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations”, the Company allocated the Consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Initial Consideration does not include the contingent consideration not yet earned. The Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$8,481
Accounts receivable	6,715
Prepaid and other current assets	872
Propertly, plant and equipment	315

Total tangible assets	16,383

Intangible assets:
Identifiable intangibles	25,609
Goodwill	43,350

Total intangible assets	68,959

Liabilities assumed:
Accounts payable and accrued liabilities	(1,991)
Deferred revenue	(901)
Deferred tax liability	(9,259)

Total liabilities assumed	(12,151)

Net assets acquired	$73,191

The deferred tax liability included $7.7 million classified as non-current. The goodwill of $43.4 is not tax-deductible for tax purposes.

Acquisition of Cilys

On January 31, 2005, the Company consummated the acquisition of Cilys 53 Inc. (“Cilys”), a private company in the development stage and incorporated in Canada, acquiring the entire issued share capital of Cilys from the existing Cilys shareholders. As a result of the transaction, Cilys became a wholly owned subsidiary of Openwave. The purchase price of approximately $9.7 million consisted of 314,104 shares of the Company’s common stock, valued at $4.3 million, or $13.62 per share using the market price on the closing date and cash in the amount of $4.9 million, and transaction costs of approximately $463,000.

Cilys is a wireless telecommunications software infrastructure vendor which makes data compression software for the communications industry. With the acquisition of Cilys, the Company has strengthened its position as an open standards-based software provider for both wireless service providers and data phone manufacturers. As of January 31, 2005, the date of the acquisition, the technology acquired in the Cilys acquisition was approximately 98% complete, resulting in acquired core technology of $11.1 million identified as an intangible asset, along with $414,000 recorded as workforce in place.

The results of Cilys have been included in the Condensed Consolidated Financial Statements since February 1, 2005. The acquisition has been accounted for as an asset purchase since Cilys had not commenced principal operations and had no material revenue. The purchase price has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$48
Prepaid and other current assets	526

Total tangible assets	574

Intangible assets:
Identifiable intangibles	11,557

Total intangible assets	11,557

Liabilities assumed:
Accounts payable and accrued liabilities	(748)
Deferred tax liability	(1,700)

Total liabilities assumed	(2,448)

Net assets acquired	$9,683

The deferred tax liability included $1.3 million classified as non-current.

(6) Debt

Notes Payable

On July 30, 2004, in connection with the acquisition of Magic4, the Company issued unsecured Loan Notes with an aggregate face value of approximately $3.8 million. The Loan Notes are payable on demand after 6 months, but no later than August 31, 2005 and bear interest at an initial rate of 1.5% per annum through December 31, 2004, and 2.28% thereafter. The Loan Notes and accrued interest were repaid on April 30, 2005.

Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 ¾% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheets net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $207,000 and $619,000 of the discount was amortized during the three and nine months ended March 31, 2005, respectively, as compared to approximately $207,000 and $461,000 for the corresponding periods of the prior fiscal year. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, which equates to approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006 if the price of the Company’s common stock exceeds a specified threshold. In addition, the Company has the right to voluntarily reduce the conversion price for certain specified periods. Each holder may require the Company to purchase all or portion of such holder’s notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in deposit and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. During the three and nine months ended March 31, 2005 the Company amortized debt issuance costs of approximately $45,000 and $135,000 as compared to $45,000 and $101,000 for the corresponding periods of the prior fiscal year. Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At March 31, 2005 and June 30, 2004, the balance of the pledged securities was $6.1 million and $10.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheet at March 31, 2005 and June 30, 2004.

(7) Commitments and Contingencies

New Operating Lease

On February 28, 2005, the Company entered into two sublease agreements (the “Sublease Agreements”) with Informatica Corporation (“Informatica”) to lease office space in the buildings known as 2100 Seaport Boulevard (Floors 1-4) and 2000 Seaport Boulevard (2nd Floor and part of the 1st floor) in Redwood City, California. Collectively, the Sublease Agreements cover approximately 186,732 square feet, in addition to access to another 5,030 square feet (collectively, the “Premises”). The Company intends for the Premises to serve as the Company’s corporate headquarters and to vacate its current corporate headquarters located at 1400 Seaport Boulevard, Redwood City, California.

The terms of the Sublease Agreements will begin on May 1, 2005 and end on June 29, 2013; however, the Company has a one time right to terminate each of the Sublease Agreements on July 30, 2009 by giving written notice to Informatica prior to October 31, 2008. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent expense for the Premises for the first 4 years will be approximately $0.77 per square foot, or about $1.73 million per year. The average base rent for the remaining term of the leases shall be approximately $0.95 per square foot, or approximately $2.13 million per year. In addition, the Company initially expects common area and maintenance pass-through charges for the Premises, including real estate taxes, to be about $1.5 to $1.8 million per year. The Company expects to spend approximately $1.8 to $2.3 million for tenant improvements for the Premises.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. No amount is accrued as of March 31, 2005, as a loss is not considered probable or reasonably estimable.

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. As of March 31, 2005, the Company has $500,000 accrued for potential settlements related to indemnification claims.

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

The remaining restructuring accrual as of March 31, 2005 relates solely to excess-leased facilities. As of March 31, 2005, the Company has estimated $17.0 million of sublease income from third parties on these facilities. Included in the $17.0 million estimate is $12.0 million of sublease income from potential tenants that have not yet been identified. Estimates of sublease income is netted from our total lease liability when estimating our net restructuring liability. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs of up to $12.0 million. The following table sets forth the components of the restructuring liability at March 31, 2005 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Sub-total	Estimated Future Sublease Income	Restructruing Accrual
2005	$2,600	$(434)	$2,166	$—	$2,166
2006	10,006	(1,834)	8,172	(241)	7,931
2007	8,806	(1,675)	7,131	(921)	6,210
2008	7,865	(1,106)	6,759	(1,617)	5,142
2009	5,963	—	5,963	(1,818)	4,145
Thereafter	22,807	—	22,807	(7,405)	15,402

	$58,047	$(5,049)	$52,998	$(12,002)	$40,996

Included in restructuring and other related costs on the Condensed Consolidated Statement of Operations during the three and nine months ended March 31, 2005, was an accelerated depreciation charge of $4.9 million related to a revision in the estimated of useful life of leasehold improvements and certain furniture in our headquarters at 1400 Seaport Boulevard in Redwood City, California. This was a non-cash charge and is not included in the restructuring liability table above. The Company intends to relocate its headquarters to certain floors of 2100 and 2000 Seaport Boulevard in order to take advantage of more favorable office lease terms. The associated restructuring charge for excess facilities will be recorded primarily in the quarter ending June 30, 2005 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Also included in restructuring and other related costs on the Condensed Consolidated Statement of Operations during the nine months ended March 31, 2005 was a non-cash loss of $805,000 on the disposal of fixed assets from the early termination of a facility lease that was not previously included in the restructuring accrual. The $457,000 reduction in the accrual for the three months ended March 31, 2005 primarily relates to changes in our sublease income due to successfully subleasing an abandoned property at terms more favorable than previously anticipated. The $220,000 reduction in the accrual for the quarter-ended December 31, 2004 primarily relates to changes in our estimates of sublease income due to successfully subleasing an abandoned property not originally anticipated. The $907,000 charge during the quarter-ended September 30, 2004 primarily related to the exercise of an early termination clause within a facility lease agreement.

The following table sets forth the restructuring liability activity through March 31, 2005 (in thousands):

	Restructuring Plan initiated in:
	FY 02	FY 03 Q1	FY 03 Q4		Total
	Facility	Facility	Facility	Severance	Liability
Balance as of June 30, 2004	$5,924	$42,587	$598	$158	$49,267
Activity for the three months ended September 30, 2004:
Accrual/(reversal)	930	—	2	(25)	907
Cash paid	(1,023)	(1,713)	(90)	(40)	(2,866)

Balance as of September 30, 2004	$5,831	$40,874	$510	$93	$47,308

Activity for the three months ended December 31, 2004:
Accrual/(reversal)	(215)	—	(3)	(2)	(220)
Cash paid	(1,064)	(1,630)	(61)	3	(2,752)

Balance as of December 31, 2004	$4,552	$39,244	$446	$94	$44,336

Activity for the three months ended March 31, 2005:
Accrual/(reversal)	(244)	(24)	(101)	(88)	(457)
Cash paid	(1,119)	(1,698)	(60)	(6)	(2,883)

Balance as of March 31, 2005	$3,189	$37,522	$285	$—	$40,996

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

Our software products comprise the following:

•	client software, that resides on mobile phones;

•	mobile infrastructure software which comprises the foundation software required to enable internet connectivity on mobile phones and to build a set of data services for mobile phone users; and

•	multimedia messaging application software which enables subscribers to exchange electronic mail from personal computers, and multimedia messaging for and multimedia messages from personal computers, wireline and mobile phones, and provides subscribers with spam and virus protection.

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

Operating Environment During the Three and Nine Months Ended March 31, 2005

We are benefiting from some key trends in each of our core markets:

In the mobile market in general, 2.5G networks are fully deployed and 3G networks such as Evolution Data Only (“EVDO”) and wideband Code-Division Multiple Access (“CDMA”) are being rolled out globally. Using this infrastructure, mobile operators are launching new services around music and video. Additionally, mobile virtual network operators are now introducing data services, which provide us with a new growing market opportunity.

In the client software area, we are experiencing demand for more technology and a more comprehensive systems integration offering. Demand has grown for complete platforms from a new set of start-ups and chip providers to deliver wideband CDMA mobile phones in 2005.

•	Our software continues to be rolled out in handsets in more than 900 million phones across 600 different platforms and is being specified by operators across the globe.

•	During the third quarter of fiscal year 2005, we signed a large deal with Qualcomm, a leading chipset provider for mobile phones —. Together we are working to integrate Openwave’s mobile browser and messaging software to select Qualcomm Mobile Station chipsets.

•	In the third quarter of fiscal year 2005, we signed an agreement with Elcoteq Network Corporation, a global provider of electronics manufacturing services for the communications technology industry, enabling Elcoteq to license Openwave browsing and messaging products.

•	During the third quarter of fiscal year 2005, we announced that Vodafone is the first operator to specify common mobile handsets for the rollout of services across its global properties using the Sharp 802 and Sharp 902 to access the same advanced browsing and messaging services from the same handsets. SAGEM also rolled-out three i-mode handsets in different European regions using our V7 product.

In the mobile infrastructure software market, we partnered with our customers to launch several new offerings:

•	During the third quarter of fiscal year 2005, we extended our partnership with American Online by incorporating AOL’s instant pictures features. The first combined client and server solution of its kind, this new offering includes the Openwave Instant Messaging Client, Openwave Mobile Instant Messaging Gateway and AOL’s image support.

•	In the February 2005, we announced an extended collaboration with McAfee to deliver an anti-virus engine designed specifically for the mobile environment. Together we will offer enhanced virus protection for downloads, messaging and other applications. In addition to Nextel deploying EdgeGx, we have a total of 11 broadband customers who have selected EdgeGx.

•	We continue to make steady progress with IP voice mail and email with cable companies by providing a platform on which customers can launch new services. We closed two IP voice mail transactions in the quarter, bringing the total of IP voice mail customers to six.

In the multimedia messaging markets, we extended our platform with anti-abuse and integrated messaging technologies to help operators grow and protect their messaging communities.

•	Charter Communications, a broadband communications company, who has used Openwave’s email platform since 2004, recently expanded its relationship with us to include both email and directory services.

•	Finally, during the third quarter of fiscal 2005, we announced that NTL, the UK’s leading provider of consumer broadband internet services, has successfully deployed the Openwave(R) Edge Gx Anti-Abuse solution. This will provide NTL’s retail and wholesale Internet customers with significantly increased protection from spam, viruses and other malicious messaging attacks. Including NTL, we have a total of 11 broadband customers who have selected our EdgeGx Anti-Abuse solution.

Financial Performance for the Three and Nine Months Ended March 31, 2005

We achieved strong growth in revenue and bookings for the three and nine months ended March 31, 2005. Furthermore, with the acquisition of Magic4, we have offer a client/server product designed to improve the user experience for mobile data services. Key financial highlights included the following:

•	Revenue was $106.3 million during the quarter ended March 31, 2005, an increase of 43% from $74.2 million during the corresponding period of the prior fiscal year. Project/system revenue grew over 1,000%, from $817,000 to $12.7 million from the same quarter in the prior year. License revenue increased 26%, or $10.0 million in the third quarter of fiscal year 2005 compared to the corresponding period of the prior fiscal year. For the nine months ended March 31, 2005, revenue was $283.4 million, an increase of 32% over the nine months ended March 31, 2004.

•	During the first two quarters of the fiscal year, we achieved profitability. During the quarter ended March 31, 2005, we had a net loss of $2.6 million, which was impacted by our restructuring and related costs of $4.5 million. Net income for the nine months ended March 31, 2005 was $209,000, compared to a loss of $29.1 million in the same period in the prior fiscal year.

Corporate Governance and Internal Controls

We have historically considered our policies and procedures relating to our corporate governance and internal controls over financial reporting a high priority and will continue to do so. We believe that our accounting practices are prudent and provide a fair presentation of our financial performance. As of March 31, 2005, we continue to advance towards the completion our documentation and testing requirements under Section 404 of the Sarbanes-Oxley Act of 2002. We have substantially completed our internal control design and documentation efforts and the majority of our internal testing and identification of remediation items, with the remainder anticipated to be completed by end of 2005 fiscal year-end close. We are in the process of remediating and retesting known areas of internal control deficiencies. As previously disclosed in our 10-Q for the period ending December 31, 2004, preliminary documentation and testing revealed certain deficiencies and during this past quarter we have taken action to begin remediation of these deficiencies. Given the current stage of our internal control assessment, we can give no assurance that these efforts will be completed in a timely manner or on a successful basis.

Our Disclosure Committee, comprised primarily of senior financial and legal personnel, helps our CEO and CFO monitor the effectiveness of the Company’s disclosure controls and assists them in providing oversight of the accuracy and timeliness of the Company’s financial reporting and disclosures.

Prior to the release of our financial results, representatives of our senior management team review our operating results, key accounting policies and estimates with our Audit Committee.

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

These policies and our procedures related to these policies are described in detail below. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q and to our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Revenue Recognition

We entered into certain material contracts which involve significant judgment and estimates. Please refer to Note 1 in the notes to our condensed consolidated financial statements.

Restructuring–related assessments

We make significant judgments in our assessment of our restructuring-related liabilities. Please refer to Note 8 to our Condensed Consolidated Financial Statements included with this Form 10-Q. As of March 31, 2005, we have assumed $12.0 million of sublease income from potential tenants that have not yet been identified. This assumed amount is netted from our total lease liability when estimating our net restructuring liability. Our sublease estimates are reviewed quarterly with third-party real-estate professionals. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs.

Summary of Operating Results

Three and Nine Months Ended March 31, 2005 and 2004

Revenues

We generate four different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project/systems revenues are comprised of managed services, software and systems solutions which may include our software licenses, professional services and third-party software and hardware.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the three and nine months ended March 31, 2005 and 2004 include Sprint and Nextel. Sales to Sprint accounted for 16% and 7% of total revenues during three months ended March 31, 2005 and 2004, respectively, and 13% and 5% during the nine months ended March 31, 2005 and 2004, respectively. Sales to Nextel accounted for 11% and 7% of total revenues during three months ended March 31, 2005 and 2004, respectively, and 12% and 6% during the nine months ended March 31, 2005 and 2004. No other customers accounted for 10% or more of total revenues for the three and nine months ended March 31, 2005 and 2004, respectively.

The following table presents the key revenue financial metric information for the three and nine months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2005	2004		2005	2004
Revenues:
License	$48,417	$38,437	26%	$132,393	$108,820	22%
Maintenance and support services	24,460	20,523	19%	68,805	62,991	9%
Professional services	20,657	14,450	43%	52,425	33,588	56%
Project/Systems	12,732	817	1458%	29,746	8,570	247%

Total Revenues	$106,266	$74,227	43%	$283,369	$213,969	32%

Percent of revenues:
License	46%	52%		47%	51%
Maintenance and support services	23%	28%		24%	29%
Professional services	19%	19%		19%	16%
Project/Systems	12%	1%		10%	4%

Total Revenues	100%	100%		100%	100%

For the comparable periods, we saw an increase in revenues for all of our revenue types and our product mix shifted to a higher proportion of project/systems activities related to progress toward completion of certain projects discussed under “Project/systems Revenues” below. In addition, during the nine months ended March 31, 2005, professional services revenues increased as a percentage of total revenue. Professional services arrangements have become the primary driver for a higher proportion of unbilled accounts receivable since the arrangements tend to have longer payment terms. Therefore, unbilled accounts receivable increased by $4.7 million from June 30, 2004 to March 31, 2005. Although unbilled accounts receivable have increased since June 30, 2004, the March 31, 2005 unbilled accounts receivable reflects a decrease of $11.2 million from December 31, 2004.

License Revenues

The increase in license revenues of 26% and 22% during the three and nine months ended March 31, 2005, as compared to the corresponding periods of the prior fiscal year was primarily due to an overall increase in license in both the client and server products. On the client side of our business, we experienced continued strong sales of our V6 browser fueled 60% and 54% in license growth for the three and nine months ended March 31, 2005 as compared to the corresponding periods in the prior fiscal year. On the server side of our business, license revenue experienced increases of 15% and 12% for the three and nine month periods due to customers purchasing additional capacity to match the industry-wide acceleration of mobile subscriber and data transaction growth as compared to the corresponding periods in the prior fiscal year.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased by 19% and 9% for the three and nine months ended March 31, 2005, as compared to the corresponding periods of the prior fiscal year. The increases are relatively the strongest in our client business, which experienced growth in maintenance and support revenue of 49% and 32%, in the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods of the prior year, as we continued to shift many of our handset manufacturer customers from general support agreement to higher value dedicated support contracts. Increases in maintenance and support services revenue in our server business were 12% and 4% during the three and nine months ended March 31, 2005, respectively, as compared to corresponding periods of the prior year. The increase in the nine months period was partially offset by the renewal of several large support contracts at lower renewal rates in the first half of fiscal 2005.

Professional Services Revenues

Professional services revenue increased by 43% and 56% for the three and nine months ended March 31, 2005 as compared to the corresponding periods of the prior fiscal year. The increase in the three month period was attributable to our client business, which experienced an increase of $6.1 million in professional services revenues, primarily as a result of the increased demand for our services in-line with the increase in client software products discussed above. The increase in the nine month period was attributable to both our client and server businesses, with increases of $9.6 million and $9.3 million, respectively, in professional services revenues. The increase on the client side was a result of the increase in sales of client software due to our expansion of client-based products, while the increase on the server side was related to an increase in the number of consulting projects as our customers ask us to build unique offerings based on our products and deep knowledge of the mobile and broadband markets. In addition, we experienced an increase in services provided for product upgrades of our existing technology, primarily MAG 6.0 and Email Mx 6.0, and other value-added services to our customers.

Project/Systems Revenues

Project/systems revenues represent revenues which were comprised of managed services, software and systems solutions which may include our software licenses, our professional services, and third-party software and hardware.

During the three and nine months ended March 31, 2005, we recognized $12.7 million and $29.7 million in systems revenues on two arrangements as described in Note 1 to our condensed consolidated financial statements. During the three and nine months ended March 31, 2004, we recognized $817,000 and $8.6 million in systems revenues, primarily related to one project under a porting service arrangement with a service partner. Prior to September 30, 2003, we were unable to reliably estimate total costs and revenues on the project and therefore project revenue was recognized only to the extent of project costs incurred. On September 30, 2003, we determined that we were able to reliably estimate total costs and total revenues on the project, and recognized gross margin in excess of costs on a cumulative basis since project inception.

Other Key Financial Revenue Metrics

The other key financial revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and nine months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2005	2004		2005	2004
Disaggregated revenues
Server	$79,249	$60,869	30%	$217,748	$175,750	24%
Client	27,017	13,358	102%	65,621	38,219	72%

Total revenues	$106,266	$74,227	43%	$283,369	$213,969	32%

The increase in our server and client revenues are discussed above under “License Revenues”.

Other key operating metrics include bookings, backlog, and software license penetration. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. Bookings in the three months ended March 31, 2005 were approximately $94 million, a 29% increase over bookings of approximately $73 million in the three months ended March 31, 2004. For the nine months ended March 31, 2005, bookings were approximately $282 million, up 28% or $61 million from approximately $221 million for the nine months ended March 31, 2004. These bookings resulted in a backlog of approximately $166 million as of March 31, 2005, up 2% from $163 million as of March 31, 2004. Bookings related to royalty or usage arrangements are recognized when reported and therefore do not impact backlog.

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

	March-04	June-04	September-04	December-04	March-05
CSP’s that have licensed 1 product	112	111	111	115	115
CSP’s that have licensed 2 products	21	22	24	25	24
CSP’s that have licensed 3 products	9	10	11	12	14
CSP’s that have licensed 4 or more products	16	16	18	18	18

Cost of Revenues

Our total gross margin during the three and nine months ended March 31, 2005 was 67% and 69% as compared to 73% during both corresponding periods of the prior fiscal year. The decrease in the gross margin primarily due to a change in our product mix of revenue, which saw an increase in project/systems revenue, which has significantly lower margins than our license and maintenance and support services revenue categories. Additionally, we experienced a decrease in the maintenance and support services margins as discussed below. We expect our gross margins to fluctuate throughout the remainder of the current fiscal year depending on our product mix.

The following table presents cost of revenues as a percentage of related revenue type for the three and nine months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2005	2004		2005	2004
Cost of revenues:
License	$2,080	$1,672	24%	$5,768	$6,495	-11%
Maintenance and support services	9,084	6,435	41%	22,702	18,477	23%
Professional services	15,133	11,439	32%	40,648	27,420	48%
Project/Systems	8,281	772	973%	17,513	4,883	259%

Total cost of revenues	$34,578	$20,318	70%	$86,631	$57,275	51%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Gross margin per related revenue:
License	96%	96%	96%	94%
Maintenance and support services	63%	69%	67%	71%
Professional services	27%	21%	22%	18%
Project/Systems	35%	6%	41%	43%
Total Gross Margin	67%	73%	69%	73%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology, customer contract, and customer relationship intangible assets related to our acquisitions.

Costs of license revenues increased by $408,000 and decreased by $727,000 during the three and nine months ended March 31, 2005 periods as compared to the corresponding periods of the prior fiscal year respectively. The increase during the three month period as compared to the same period in the prior fiscal year was attributable to an increase in amortization of intangibles of $1.0 million related to the amortization of purchased developed and core technology from the acquisitions of Magic4 and Cilys, offset by a $604,000 decrease in the amortization of a purchased software license. The decrease during the nine month period as compared to the same period in the prior fiscal year was attributable, a $1.0 million in lower royalty expense due to the recognition of costs in the prior fiscal year associated with a significant anti-virus and anti-spam revenue agreement during the prior fiscal period, and a $1.8 million decrease in amortization of a purchased software license which was fully amortized in fiscal 2005, offset by an increase in amortization of intangibles of $1.7 million primarily related to the amortization of purchased developed and core technology from the acquisition of Magic4 and Cilys.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support services increased by $2.6 million and $4.2 million during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods of the prior fiscal year. The increases in each period were caused by an increase in resources needed to service the increased customer support revenue. As such, costs associated with employees and contingent workers in maintenance support increased by $2.2 million and $4.7 million in the three and nine months ended March 31, 2005, respectively, compared to the prior year. During the nine months ended March 31, 2005 compared to the same period in the prior year, depreciation costs associated with maintenance and support decreased by $283,000 as a result of our efforts to reduce costs and expenditure over the last several years, which has resulted in new capital equipment purchases not keeping pace with the rate at which existing fixed assets have become fully depreciated.

Due to the investments in additional resources in fiscal year 2005, our gross margins in maintenance and support services have declined in the three and nine months ended March 31, 2005 compared to the same periods in the prior year. Although we expect to experience a gradual improvement in the maintenance and support gross margin, there can be no guarantee that the margins will improve in the future.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services and related overhead. In addition to performing services whose revenue is earned under professional services revenues, our professional services headcount and the portion of contingent worker costs incurred on engagements under the caption Project/systems revenues are cross charged to cost of Project/systems or capitalized as deferred charges in Prepaid and other current assets on the balance sheet.

Professional services costs increased by $3.7 million and $13.2 million during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods of the prior fiscal year. This increase was primarily due to an increase in demand for our services which resulted in an increase in our average headcount of 84 and 67 employees and higher costs for consultants and contingent workers of $1.6 and $4.0 million, for the three and nine months ended March 31, 2005, as compared to corresponding periods in the prior fiscal year.

In the three and nine month periods ending March 31, 2005 compared to the prior year, we experienced an improvement in the gross margins related to professional services. This reflects realization of a higher hourly rate realized due to a change in the mix toward the client side of the business during the current fiscal year, which relates primarily to browser software implementation and yields higher rates than services associated with the server side of our business.

Cost of Project/Systems Revenues

Cost of project/systems revenues increased by $7.5 million and $12.6 million during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods of the prior fiscal year. The cost of project/systems revenues during the three and nine months ended March 31, 2004, was primarily related to a porting service arrangement, which was nearing completion and for which we were dedicating fewer resources during the later half of the prior fiscal year, resulting in a lower cost of projects/systems revenues.

This is in contrast to the three and nine months ended March 31, 2005, where the costs are related to systems arrangements we entered into with two of our customers. The second of these two arrangements was entered into during the three months ended December 31, 2004, resulting in an increase in the resources dedicated to system arrangements. The aggregate costs incurred during the three and nine months ended March 31, 2005 related to this second systems arrangement was $4.5 million and $8.6 million, respectively.

Our gross margin related to project/systems revenues was 35% in the quarter ended March 31, 2005, compared to 6% in the quarter ended March 31, 2004. The increase was primarily due to an unusually low gross margin related to project/systems revenues in the prior year as the primary project included in project/systems revenues was nearing completion in the quarter ended March 2004. For the balance of fiscal year 2005, we expect gross margins related to project/systems revenues to be fairly consistent with the quarter ended March 31, 2005 as we continue to make progress toward completion of our current projects. After fiscal year 2005, we expect gross margins to vary depending upon our progress and efficiency toward completion of our current and any new relevant projects.

Operating Expenses

Operating expenses increased by $11.5 million and $9.9 million for the three and nine months ended March 31, 2005 as compared to the corresponding period of the prior fiscal year. The majority of this increase was experienced in general and administrative expenses and restructuring and other related costs, as explained below.

The following table represents operating expenses for the three and nine months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2005	2004		2005	2004
Operating expenses:
Research and development	$25,330	$23,625	7%	$69,617	$72,976	-5%
Sales and marketing	26,144	25,479	3%	74,441	74,169	0%
General and administrative	12,190	7,621	60%	33,881	26,071	30%
Restructuring and other related costs	4,468	726	515%	5,960	2,996	99%
Stock-based compensation	1,011	938	8%	2,837	2,427	17%
Amortization of intangible assets	772	67	1052%	2,052	202	916%

Total Operating Expenses	$69,915	$58,456	20%	$188,788	$178,841	6%

Percent of Revenues:
Research and development	24%	32%		25%	34%
Sales and marketing	25%	34%		26%	35%
General and administrative	11%	10%		12%	12%

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

During the three months ended March 31, 2005, research and development costs increased $1.7 million compared to the same period in the prior year. The increase was primarily attributable to an increase in labor expense of $1.0 million and contingent worker expense of $883,000. The increase in labor expense relates to accrued bonus expense in connection with the fiscal year 2005 corporate bonus plan. The increase in contingent worker expense is attributable to the expansion of our overseas development centers.

During the nine months ended March 31, 2005, research and development costs decreased $3.4 million compared to the same period in the prior year. The decrease was primarily attributable to a reduction in labor costs of $3.4 million as more labor hours were allocated to cost of professional services revenues as a result of more engineers providing technical services to customers during the nine months ended March 31, 2005 than the same period in the prior year. In addition, allocated in information technology and facility expenses decreased by $2.4 million as a result of a larger reduction in headcount in the research and development department vis-a-vis our other departments. Depreciation also decreased by $1.6 million due to our efforts to reduce costs and expenditure over the last several years, which has resulted in new capital equipment purchases not keeping pace with the rate at which existing fixed assets have become fully depreciated. These decreases were partially offset by an increase of $3.0 million in contingent worker expense attributable to the expansion of our overseas development centers. Other increases included equipment expense and travel totaling $863,000 higher than during the same period in the prior year.

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

During the three months ended March 31, 2005, sales and marketing costs increased by $665,000 compared to the same period in the prior year. This increase is attributable to increases in marketing costs of $1.3 million which were impacted by the exchange movement against the dollar, offset by a $574,000 decrease in labor and contingent worker costs. The decrease in labor is a result of a reduction in average headcount by 32 from the prior quarter.

During the nine months ended March 31, 2005, sales and marketing costs increased by $272,000 compared to the same period in the prior year. This increase is attributable to increases in marketing costs of $1.2 million which were impacted by the exchange movement against the dollar, offset by a $964,000 decrease in depreciation expense as a result of new capital equipment purchases not keeping pace with the rate at which existing fixed assets have become fully depreciated.

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

During the three months ended March 31, 2005, general and administrative costs increased $4.6 million compared to the same period in the prior year. This increase was largely attributable to the increase in average headcount by 20 people compared to the same quarter in the prior year, and the hiring of several key executive positions which increased our labor and employee development and staffing costs by $2.9 million. Bad debt expense increased by $1.3 million during the current period as a result of a reversal of the estimate in the allowance reserve of a net $1.4 million during the three months ended March 31, 2004. The cost of contingent workers increased by $682,000 and professional fees increased by $597,000 as a result of increased Sarbanes-Oxley compliance costs. These increases were offset, in part, by lower depreciation of $605,000 due to our efforts to reduce costs and expenditure over the last several years, which has resulted in new capital equipment purchases not keeping pace with the rate at which existing fixed assets have become fully depreciated.

During the nine months ended March 31, 2005, general and administrative costs increased $7.8 million compared to the same period in the prior year. This increase was largely attributable to the increase in average headcount by 12 people compared to the same period in the prior year, and the hiring of several key executive positions which increased our labor and employee development and staffing costs by $4.4 million. In addition, we experienced an increase of $1.5 million in contingent worker costs compared to the same nine month in the prior year, as a result of increased Sarbanes-Oxley compliance costs. Bad debt expense increased during the period by $3.4 million due to increases in the accounts receivable balance which is a factor in estimating the allowance for bad debt. These increases were partially offset by a $1.1 million decrease in business insurance.

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

For the three and nine months ended March 31, 2005, we incurred $4.5 and $6.0 million of additional restructuring and other related costs and other related expenses, as compared to $726,000 and $3.0 million for the corresponding periods of the prior fiscal year. The expenses incurred during the three months ended March 31, 2005, relates to an accelerated depreciation charge of $4.9 million related to a revision in the estimated of useful life of leasehold improvements and certain furniture in our headquarters at 1400 Seaport Boulevard in Redwood City, California. The Company intends to relocate its headquarters to 2100 and 2000 Seaport Boulevard in order to take advantage of more favorable office lease terms. Based upon our current plan to substantially complete the move prior to June 30, 2005, the associated restructuring charge for excess facilities are expected to be recorded primarily in the quarter ending June 30, 2005 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Partially offsetting the $4.9 million accelerated depreciation charge in the three months ended March 31, 2005 is a reversal of $457,000 related to the reduction in the accrual associated with changes in our sublease income due to successfully subleasing an abandoned property at terms more favorable than previously anticipated. The restructuring and other related costs for the nine months ended March 31, 2005, in addition to the items discussed previously, also comprised additional restructuring charges of approximately $889,000 for the exercise of an early termination clause within a facility lease agreement, and $805,000 from the loss on the disposal of fixed assets from the early termination of a facility lease not previously included in the restructuring accrual. This expense was partially offset by a reduction in the facility lease accrual of approximately $220,000 which was primarily related to changes in our estimated sublease income due to our successfully subleasing an abandoned property not originally anticipated.

As of March 31, 2005, we have remaining restructuring liabilities that total $41.0 million and are comprised of remaining liabilities for the FY2003 Q4 Restructuring Plan, the FY2003 Q1 Restructuring Plan, and the FY2002 Restructuring Plan of $3.2 million, $37.5 million, and $285,000 million, respectively.

The following table summarizes the future payments, on the remaining restructuring liabilities (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Sub-total	Estimated Future Sublease Income	Restructuring Accrual
2005	$2,600	$(434)	$2,166	$—	$2,166
2006	10,006	(1,834)	8,172	(241)	7,931
2007	8,806	(1,675)	7,131	(921)	6,210
2008	7,865	(1,106)	6,759	(1,617)	5,142
2009	5,963	—	5,963	(1,818)	4,145
Thereafter	22,807	—	22,807	(7,405)	15,402

	$58,047	$(5,049)	$52,998	$(12,002)	$40,996

Stock-Based Compensation

The following table summarizes stock-based compensation expense by category (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2005	2004		2005	2004
Stock-based compensation by category
Research and development	$189	$231	-18%	$397	$729	-46%
Sales and marketing	272	191	42%	773	360	115%
General and administrative	550	516	7%	1,667	1,338	25%

	$1,011	$938	8%	$2,837	$2,427	17%

Stock-based compensation expense increased by $73,000 and $410,000 during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods of the prior fiscal year. The increases during these periods relates to the amortization expense associated with the issuance of restricted stock grants aggregating 925,000 shares with an aggregate value of approximately $10.5 million to key employees during the nine months ended March 31, 2005.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Developed and core technology	$1,661	$393	$3,571	$1,181
Customer contracts—licenses	11	252	615	1,263
Customer contracts—support	20	—	56	—
Cusomer relationships and trademarks	754	67	2,034	202
Workforce-in-place	18	—	18	—

	$2,464	$712	$6,294	$2,646

Amortization of acquired developed and core technology and customer license contract is included in Cost of Revenues – License and was approximately $1.7 and $4.2 during the three and nine months ended March 31, 2005, respectively, as compared to $645,000 and $2.4 million, during the corresponding periods of the prior fiscal year.

Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support and was approximately $20,000 and $56,000 during the three and nine months ended March 31, 2005.

Amortization of acquired customer relationships, trademarks and workforce-in-place is included in operating expenses and was $772,000 and $2.0 million during the three and nine months ended March 31, 2005, respectively as compared to $67,000 and $202,000 during the corresponding periods of the prior fiscal year.

The increase in amortization of intangible assets for the three and nine months ended March 31, 2005, as compared to the corresponding periods of the prior fiscal year, was primarily due to amortization of intangibles acquired as part of our acquisition of Magic4 in July 2004. During the three and nine months ended March 31, 2005, we incurred approximately $1.5 million and $4.0 million, respectively, of intangible amortization expense attributable to the intangible assets acquired in the acquisition of Magic4.

Interest Income

Interest income was approximately $1.4 million and $3.9 million for the three and nine months ended March 31, 2005, respectively, as compared to $1.2 million and $3.1 million for the corresponding periods of the prior fiscal year. The increase in interest income is primarily due to higher interest rates earned on our investments.

Interest Expense

Interest expense was approximately $1.3 million and $3.9 million for the three and nine months ended March 31, 2005, respectively, as compared to $1.3 million and $2.9 million for the corresponding periods of the prior fiscal year. The increase in interest expense for the nine month period of the current fiscal year as compared to the prior fiscal year is due to our convertible subordinated notes being outstanding for the entire nine month period as compared to the prior fiscal year when the notes were only outstanding for approximately seven months since issuance in September 2003.

Other Income (Expense), net

Other income (expense), net was approximately ($1.5) million and ($46,000) during the three and nine months ended March 31, 2005, as compared to ($35,000) and $324,000 for the corresponding periods of the prior fiscal year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense in all periods consisted of foreign withholding tax and foreign corporate tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in quarterly effective tax rate.

Income tax expense was $3.0 million and $7.7 million for the three and nine months ended March 31, 2005, respectively, as compared to $1.1 million and $7.5 million for the corresponding periods of the prior fiscal year. The increase in income taxes for the three months ended March 31, 2005 was primarily related to an increase in foreign corporate taxes as well as an increase in withholding taxes, and is shown net of an estimated $0.8 million UK tax refund claim relating to research and development tax incentives available in fiscal 2003 and 2004.

In light of our recent history of operating losses we recorded a valuation allowance for substantially all of our federal and state deferred tax assets, as we are presently unable to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. We recorded deferred tax assets of approximately $2.4 million with respect to subsidiaries in Japan and the United Kingdom based upon our conclusion that it is more likely than not that the subsidiaries will earn future taxable profits enabling the realization of their respective deferred tax assets, given historical taxable income in those locations. We recorded a deferred tax liability of $9.3 million as part of the acquisition of Magic4 to reflect a future tax liability associated with book amortization deductions not recognized for tax purposes. This deferred tax liability will be amortized through income tax expense in proportion to the future Magic4 book amortization deductions. During the nine months ended March 31, 2005 we amortized $1.2 million of the deferred tax liability. We recorded a deferred tax liability of approximately $1.7 million as part of the acquisition of Cilys Corporation to reflect a future tax liability associated with book amortization deductions not recognized for tax purposes. This deferred tax liability will be amortized through income tax expense in proportion to the future Cilys book amortization deductions. During the nine months ended March 31, 2005 we amortized $155,000 of the deferred tax liability.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the AJCA. Based on our analysis of the AJCA and business needs to date, we do not expect to repatriate foreign earnings as a result of the AJCA.

As of June 30, 2004, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $1.1 billion and $388.4 million, respectively.

Liquidity and Capital Resources

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our restricted cash and investments decreased by approximately $1.6 during the nine months ended March 31, 2005. The decrease was primarily attributable to reductions in the amount of pledged investments used to secure the payments of the first six scheduled semi-annual interest payments on our convertible subordinated debt, totaling approximately $4.0 million when the second and third payments were made, offset by a newly restricted investment to secure a warranty bond pursuant to a customer contract of approximately $2.3 million.

The following table discloses our off-balance sheet contractual obligations by fiscal year as of March 31, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligation:
Operating Lease Obligations	$27,407	$24,225	$22,581	$21,347	$20,261	$81,525	$197,346
Interest due on convertible subordinated debt	—	4,125	4,125	4,125	2,063	—	14,438

We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $5.0 million through our fiscal year 2008.

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

On July 30, 2004, in connection with our acquisition of Magic4, in addition to the original consideration paid for the purchase, we agreed to additional contingent consideration consisting of 1,135,734 shares of the Company’s common stock to be issued upon the continued employment of certain key employees of Magic4 with the Company for certain specified periods. These certain employees were also holders of the share capital of Magic4. On January 31, 2005, we issued the first installment of the contingent consideration comprising 113,570 shares of common stock to the former holders of the share capital of Magic4. The amount of the first installment issued to the key employees was 24,918 shares, resulting in stock-based compensation expense of $339,000 in the quarter ended March 31, 2005, based upon the value at the date of issuance. The value of the remaining 88,652 shares was $1.2 million and was recorded as an addition to goodwill. As of March 31, 2005, the remaining 1,022,164 shares of common stock were held in escrow. The valuation of the contingently issuable shares of common stock will be set upon the completion of the various specified employment periods.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of March 31, 2005 and June 30, 2004, respectively (in thousands):

	March 31, 2005	June 30, 2004	Percent Change
Working capital	$245,882	$251,419	-2%
Cash and cash investments:
Cash and cash equivalents	$103,807	$153,469	-32%
Short-term investments	122,655	116,302	5%
Long-term investments	22,200	44,663	-50%
Restricted cash and investments	25,794	27,384	-6%

Total cash and cash investments	$274,456	$341,818	-20%

	Nine Months Ended March 31,
	2005	2004
Cash used for operating activities	$(16,693)	$(47,616)
Cash used for investing activities	$(44,125)	$(115,472)
Cash provided by financing activities	$11,217	$162,060

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

Working Capital

Our working capital decreased by approximately $5.5 million or 2.2% from June 30, 2004 to March 31, 2005. The decrease was primarily attributable to net cash paid for acquisitions of Magic4 and Cilys of approximately $52.6 million, offset by a net increase in our accounts receivable and prepaid and other assets of $38.2 million and $11.4 million, respectively. The increase in accounts receivable is primarily a result of a $29.4 million increase in revenues in the quarter ended March 31, 2005 compared to June 30, 2004, in addition to an increase in unbilled receivables of $4.7 million as a result of a change in mix toward project/systems revenue discussed under “Summary of Operating Results—Revenues” above. The increase other assets primarily relates to an increase in deferred service costs on an engagement signed in December 2004—see Note 1 to the financial statements—as well as an increase in prepaid rent payments due a new building lease signed in February 2005, and timing of payments for various properties.

Cash used for operating activities

We used $16.7 million for operating activities during the nine months ended March 31, 2005, down $30.9 million from a use of $47.6 million in the corresponding period of the prior year. This was primarily attributable to the $29.3 million increase in net income during the same period, from a loss of $29.1 million to a profit of $209,000. Contributing to our use of cash during the nine months ended March 31, 2005 was the increase in accounts receivable of $38.2 million, as a result of the growth in revenues during the period. This was offset by non-cash depreciation and amortization expense of $14.6 million and various changes in working capital.

Cash used for investing activities

Net cash used in investing activities during the nine months ended March 31, 2005 was $44.1 million. Net cash provided by investing activities during the nine months ended March 31, 2004 was $115.5 million. The decrease in the amount of cash used for investing activities of $71.3 million was primarily attributable to net inflows to cash and cash equivalents from short and long-term investments of $16.2 million in the nine months ended March 31, 2005 versus net outflows from cash and cash equivalents to short and long-term investments of $126.9 million in the same period of the prior year, offset by $52.6 million in cash spent on acquisitions during the current fiscal year.

Cash flows provided by financing activities

Net cash provided by financing activities decreased by $150.8 million during the nine months ended March 31, 2005 as compared to the corresponding period of the prior fiscal year. The decrease was reflective of the cash proceeds received in the prior year from the issuance of our convertible subordinated debt of $145.7 million. Cash proceeds from the issuance of common stock for options exercised also decreased by approximately $5.1 million, which was primarily attributable to fewer employee options being exercised.

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

We have a history of losses and we may not be able to maintain profitability.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. Except for the quarters ending September 30, 2004 and December 31, 2004, we incurred losses since our inception, including losses of approximately $29.9 million during the fiscal year ended June 30, 2004. As of March 31, 2005, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2.0 billion of goodwill impairment and amortization. We currently have negative cash flows and expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations, or if achieved, be able to maintain it at those levels or at all. Our business faces a number of challenges including:

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

In addition, our customer base consists of a limited number of communication service providers and mobile device manufacturers. Our ability to achieve or maintain profitability depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. As a result, our business strategy may not be successful, and we may not adequately address these challenges to achieve or maintain profitability.

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

In addition, our operating results could be impacted by the amount and timing of operating costs and capital expenditures relating to our business and our ability to accurately estimate and control costs. Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results may be of limited use and we may be unable to meet our internal projections or the projections of securities analysts and investors that follow us which could result in the trading price of our stock falling dramatically. These fluctuations may be exaggerated if the trading volume of our common stock is low.

Changes in accounting for stock-based compensation will negatively affect our reported operating results.

We currently account for share based payments to employees using the APB No. 25 intrinsic method and related FASB Interpretation No. 28. We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, on December 16, 2004, the FASB issued SFAS No.123R), “Share-Based Payment.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. We are required to comply with SFAS No. 123(R) commencing with the first quarter of fiscal year 2006. We expect to incur compensation expense in future periods related to our stock options as a result which will likely have a material negative effect on our reported results.

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

International sale of product licenses and services accounted for approximately 49% and 55% of our total revenues for the three and nine months ended March 31, 2005, respectively. Risks inherent in conducting business internationally include:

•	failure by us and/or third-parties to develop localized content and applications that are used with our products;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies; and

•	difficulties in collecting accounts receivable and longer collection periods.

In addition, international sales could suffer due to unexpected changes in regulatory requirements applicable to the Internet or our business or differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law. Any of these factors could harm our international operations and, consequently, our operating results.

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

In certain of our arrangements, customers have refundability rights and can invoke penalties should we not perform against certain contractual obligations. If these refundability provisions or penalty clauses are invoked, certain deferred revenues may not be recognizable as revenue, negative revenues may be recorded, and certain deferred charges and penalty expenses may be recognized as a reduction in revenue at such time.

We rely upon a small number of customers for a significant portion of our revenues, and the failure to retain these customers or add new customers may harm our business.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three and nine months ended March 31, 2005 include Sprint and Nextel. Revenue recognized from arrangements with Sprint and Nextel accounted for approximately 16% and 11% of our total revenues during the three months ended March 31, 2005. These customers may not continue to generate significant revenues for us and we may be unable to replace these customers with new ones on a timely basis or at all.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for each period for the foreseeable future, and any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunications industry is entering a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Nortel and Lucent;

•	wireless messaging software providers, such as Comverse, Ericsson, and LogicaCMG;

•	software providers, such as 7.24 Solutions, Critical Path, Intrado, and Verisign;

•	service providers, such as E-Commerce Solutions;

•	client technology competitors, such as Access, Qualcomm, Symbian, and Teleca;

•	computer system companies such as Microsoft and Sun;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

•	antispam and antivirus providers such as Ironport.

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

Qualcomm’s end-to-end proprietary system called “BREW” ™ does not use our technology and offers wireless device manufacturers an alternative method for installing applications. Qualcomm’s strong market position in CDMA with its chipsets technology provides them with a position to build the BREW system with CDMA operators. If Qualcomm’s BREW system is widely adopted it could undermine the need for wireless device manufacturers to install our client software and reduce our ability to sell gateways and wireless applications to communication service providers.

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

We have focused a significant amount of our efforts on mass-market mobile phones as the principal means of delivery of data services using our products. If mobile phones are not widely adopted for mobile delivery of data services, our business could suffer materially. End-users currently use many competing products, such as portable computers, PDAs, and smart phones, to remotely access the Internet and email. These products generally are designed for the visual presentation of data, while, until recently, mobile phones historically have been limited in this regard. In addition, there can be no assurance that mobile phone or wireless device manufactures will produce enough mobile phones, meet delivery dates, or produce devices that work properly and are not subject to a high level of recalls. As well, there can be no assurance that consumers will purchase mobile phones or wireless devices that contain updated software and functionality that are compatible with our software. If end-users do not adopt mobile phones or other wireless devices containing our browser or client middleware platform as a means of accessing data services, our business could suffer materially.

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

All of our agreements with wireless device manufacturers are nonexclusive, and therefore such manufacturers may choose to embed a browser other than ours in their mobile phones. We may not succeed in maintaining and developing relationships with wireless device manufacturers, and any arrangements may be terminated early or not renewed at expiration. In addition, wireless device manufacturers may not produce products using our browser in a timely manner, in sufficient quantities, or with sufficient quality, if at all.

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

Our communication service provider customers face implementation and support challenges in introducing Internet-based services, which may slow their rate of adoption or implementation of the services our products enable. Historically, communication service providers have been relatively slow to implement new complex services such as data services. In addition, communication service providers may encounter greater customer service demands to support data services via mobile phones than they do for their traditional voice services. We have limited or no control over the pace at which communication service providers implement these new Internet-based services. The failure of communication service providers to introduce and support Internet-based services utilizing our products in a timely and effective manner could harm our business.

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

Our business depends in part on forming or maintaining strategic alliances with other companies, and we may not be able to form alliances that are important to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, the sales opportunities for our products could deteriorate and could have a material adverse effect on our business or financial results.

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

We expect that many communication service providers, especially in international markets will require that our products and support services be supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of sales will be made through value-added resellers and systems integrators, and the success of our operations will depend on our ability to maintain productive relationships with them.

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

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and even if we do, we may not be able to make those investments on acceptable terms, or at all. Further, even if we make investments, we may not gain strategic benefits from those investments. In addition, we may need to record impairment charges to strategic investments we have completed.

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

To date, we have acquired or combined with numerous companies and technologies and may acquire additional companies or technologies or enter into additional business combinations in the future. Entering into any business combination entails many risks, any of which could materially harm our business. These risks include:

•	diversion of management’s attention from other business concerns;

•	failure to assimilate the acquired or combined businesses or technologies with pre-existing businesses and technologies;

•	potential loss of key employees from either our pre-existing business or the acquired or merged business or failure to assimilate the personnel from the acquired business;

•	impact of any negative customer relationships acquired;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired or merged company, business, or technology.

Additionally, we may fail to achieve the anticipated synergies from such acquisitions, including product integration, marketing, product development, distribution and other operating synergies. As a result of such acquisitions, we may acquire significant assets that include goodwill and other purchased intangibles. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets and adversely affect our reported results.

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

We are currently providing training to field and operational personnel with respect to our business practices, accounting policies, and the effect of contracts and customer commitments on our revenue recognition policies. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. Our independent auditors are also in the process of reviewing our documentation and may identify additional control deficiencies that must be remediated prior to our fiscal year-end. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

Provisions of our corporate documents may have anti-takeover effects that could prevent a change in control.

Provisions of our charter, bylaws, stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include authorizing the issuance of preferred stock without stockholder approval, prohibiting cumulative voting in the election of directors, prohibiting the stockholders from calling stockholders meetings, and prohibiting stockholder actions by written consent, among others.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Included in “Other income, net” in the accompanying Condensed Consolidated Statements of Operations is a net foreign exchange transaction loss of $1.5 million and gain of $124,000 for the three and nine months ended March 31, 2005. As of March 31, 2005, we held foreign currency derivative instruments in notional amounts totaling approximately $22 million that expire through June 30, 2005.

(b) Interest Rate Risk

As of March 31, 2005, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $274.5 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2005:

	Expected maturity date for the fiscal year ending June					Cost Value Total	Fair Value Total
	2005	2006	2007	2008	2009
Certificate of deposit	$—	$120	$—	$—	$—	$120	$120
Corporate Bonds	11,401	8,632	350	—	—	20,383	20,326
Auction Rate Securities	66,524	—	—	—	—	66,524	66,525
Federal Agencies	19,386	38,903	—	—	—	58,289	57,884

	$97,311	$47,655	$350	$—	$—	$145,316	$144,855

Additionally, the Company had $25.8 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of March 31, 2005. $17.4 million of the restricted investments comprised a certificate of deposit to collateralized letters of credit for facility leases. $6.1 million of the balance comprises U.S. government securities pledged for payment of the remaining three semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $2.3 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 1.8% at March 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). We believe that there are always limitations on the effectiveness of any control system, no matter how well conceived and operated. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, however a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Based on the evaluation performed, the CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are: (1) effective to ensure that information required to be disclosed in the reports that are filed with the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure and; (2) effective, at the reasonable assurance level, in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act.

(b) Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of March 31, 2005, we continue to advance towards the completion our documentation and testing requirements under Section 404 of the Sarbanes-Oxley Act of 2002. We have substantially completed our internal control design and documentation efforts and the majority of our internal testing and identification of remediation items, with the remainder anticipated to be completed by end of 2005 fiscal year-end close. We are in the process of remediating and retesting known areas of internal control deficiencies. As previously disclosed in our 10-Q for the period ending December 31, 2004, preliminary documentation and testing revealed certain deficiencies and during this past quarter we have taken action to address those issues which required improvement. Given the current stage of our internal control assessment, we can give no assurance that these efforts will be completed in a timely manner or on a successful basis.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2005, we issued 314,104 shares of Openwave common stock to the then existing holders of Cilys 53 Inc.’s issued capital in connection with our acquisition of Cilys. We believe that the transaction was exempt from the registration requirements of Securities Act because the shares were offered or sold as part of an offshore transaction as defined in Regulation S promulgated by the Securities and Exchange Commission. At the time of issuance, 107,800 shares were held in escrow by a third-party escrow agent as a provision for potential indemnification claims.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1	Letter Agreement between the Company and Gerald Held, dated April 27, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 3, 2005).

10.2	Indemnity Agreement, dated April 27, 2005, by and between the Company and Gerald Held (a form of which has been incorporated by reference to Exhibit 10.16 to the Company annual report on Form 10-K filed September 28, 2001).

10.3	Consulting Agreement, dated December 1, 2004, by and between the Company and Gerald Held as terminated by Letter Agreement between the Company and Gerald Held, dated April 27, 2005.

10.4	Amended and Restated Employment Agreement dated March 7, 2005, by and between the Company and Joshua Pace (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 11, 2005).

10.5	Two Sublease Agreements, each entered into on February 28, 2005, by and between the Company and Informatica Corporation for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005

OPENWAVE SYSTEMS INC.

By:	/s/ Joshua Pace
Joshua Pace Senior Vice President; Chief Financial Officer (Principal Financial and Accounting Officer And Duly Authorized Officer)