Form 10-Q/A
period 2005-03-31
OPENWAVE SYSTEMS INC
filed 2005-05-10
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

EXPLANATORY NOTE

Due to an error in transmission from our printers, a portion of Exhibit 10.5 to Openwave Systems Inc.’s report on Form 10-Q for the quarter ended March 31, 2005 (the “Quarterly Report”) was inadvertently omitted. This report on Form 10-Q/A is filed solely to replace Exhibit 10.5 in its entirety of the Quarterly Report, to include both subleases for office space located at 2000 and 2100 Seaport Boulevard, respectively.

With the exception of the foregoing, no other information in the Quarterly Report has been supplemented, updated or amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005

OPENWAVE SYSTEMS INC.

By:	/s/ Joshua Pace
Joshua Pace Senior Vice President; Chief Financial Officer (Principal Financial and Accounting Officer And Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description

10.5	Two Sublease Agreements, each entered into on February 28, 2005, by and between the Company and Informatica Corporation for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.