Form 10-K
period 2005-06-30
OPENWAVE SYSTEMS INC
filed 2005-09-12
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-16073

OPENWAVE SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Seaport Blvd.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,043,030,096 as of December 31, 2004 based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 72,040,716 shares of the registrant’s Common Stock issued and outstanding as of August 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation and the other risks discussed below under the subheading “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

PART I

Item 1.    Business.

Company Background

Openwave Systems Inc. (“Openwave”) is a leading independent provider of open standards software products and services for the telecommunications industry. We provide software and services to mobile and wireline operators, Internet Service Providers (“ISP’-s”), broadband service providers, and handset manufacturers. Our customers use our products and technologies and leverage our deep industry experience and knowledge to continuously innovate and deliver differentiated services that enhance the user experience for their subscribers. Our product development is focused on client software, mobile infrastructure software anchored by and Open Mobile Alliance (“OMA”) standards, and messaging applications software built around a flexible Internet-Protocol (“IP”) messaging core.

We have two categories of software products:

•	Client software that is embedded in mobile phones allows manufacturers and operators to create and render compelling service interfaces; and

•	Server products include mobile infrastructure software that comprise the foundational software required to enable Internet connectivity on mobile phones and to build a set of data services for mobile phone users. Our application software products include voice, video, presence, location, and security technologies that enable rich and secure messaging, location and content services across personal computers, and wireline and mobile phones.

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in June 1999. Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.openwave.com, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference to this report.

Industry

OPERATING ENVIRONMENT AND TRENDS

The market for open standards software products and services for the telecommunications industry is growing due to technological advances and increased demand for additional services and functionality in the mobile telephone market. We are benefiting from these key trends in our core markets:

In the mobile market, 2.5G networks are fully deployed and 3G networks such as Wideband Code-Division Multiple Access (“WCMDA”) and CDMA2000 Evolution Data Only (“EVDO”) are being rolled out globally. Using this infrastructure, mobile operators are launching new services around music and video. Additionally, more mobile virtual network operators (“MVNOs”) are now entering the market and introducing data services, which provides us with a new growing market opportunity. The launch of data services on advanced networks has already resulted in a substantial increase in the percentage of service revenues that operators generate from data services, with 15% of global service revenues coming from data services in the first three months of 2005, compared with 11% in the first three months of 2004 (Source: Merrill Lynch). Strategy Analytics estimates that data as a percentage of service revenues will increase to 18% in 2007.

In the client software area, we are experiencing demand for a broader range of technologies and a more comprehensive and integrated offering. We are seeing growing demand for complete platforms from a new set of start-up handset manufacturers and from chipset vendors planning to deliver 3G mobile phones in 2005 and 2006. In addition, handset shipment growth has been robust, with 678 million handsets shipped in 2004, up 29% from the previous year. By 2008, handset shipments are expected to surpass one billion and the total installed base of handsets will reach three billion (Source: Banc of Americas Securities).

We are benefiting from the following trends in the client software market:

•	Our software continues to be embedded in the majority of handsets around the world, with more than one billion phones shipped to date, and is being specified by operators across the globe.

•	During the third quarter of fiscal year 2005, we signed an agreement with Qualcomm, a leading chipset provider for mobile phones. Together we are working to integrate Openwave’s mobile browser and messaging software to select Qualcomm Mobile Station Modem™ (MSM™) chipsets.

•	During the third quarter of fiscal year 2005, we announced that Vodafone is the first operator to specify common mobile handsets for the rollout of services across its global properties using the Sharp 802 and Sharp 902 handsets. Sagem also rolled-out three i-mode handsets in Europe using Openwave Phone Suite Version 7.

In the server software market, we have witnessed the early adoption of integrated voice and video services, bringing rich video and animated avatars to subscribers’ voicemail boxes. TMN, Portugal’s largest mobile operator and a market innovator, has experienced rapid growth in its 3G service subscriptions since deploying Openwave’s video portal to deliver multimedia content to its subscribers. In the messaging area, we extended our existing platform with anti-abuse and integrated messaging technologies to help operators grow and protect their messaging communities as subscriber protection continues to be an important issue for the industry. The growth in broadband and Voice over IP (“VoIP”) subscribers represent significant opportunity for us to sell anti-abuse offerings and additional messaging licenses, including email and IP voicemail. According to Point Topic, worldwide broadband subscribers rose 47% (year-on-year) to 164 million subscribers as of March 31, 2005. VoIP subscribers rose to over 11 million as of March 31, 2005, up from 5 million in mid-2004.

We are benefiting from the following events and developments relating to our server software business:

•	During the third quarter of fiscal year 2005, we extended our partnership with America Online by incorporating AOL’s instant pictures features. The first combined client and server solution of its kind, this offering includes the Openwave Instant Messaging Client, Openwave Mobile Instant Messaging Gateway and AOL’s image support.

•	In February 2005, we announced an extended collaboration with McAfee to deliver an anti-virus engine designed specifically for the mobile environment. This provides an enhanced virus protection for downloads, messaging and other applications.

•	During the third quarter of fiscal 2005, we announced that NTL, the UK’s leading provider of consumer broadband internet services, successfully deployed the Openwave Edge Gx Anti-Abuse solution. This provides NTL’s retail and wholesale Internet customers with significantly increased protection from spam, viruses and other malicious messaging attacks. Including NTL, we have a total of 11 customers who have selected our anti-abuse solution.

•	During the fourth quarter of fiscal 2005, we announced that SmarTone-Vodafone, Hong Kong’s leading provider of mobile services, will use Openwave Voicemail and Video Portal solutions. This win marked our third mobile win for IP voicemail and our first in the Asian market.

•	In July 2005 we announced that Telefonica Moviles Espana, one of the world’s leading mobile telecommunications companies, selected Openwave’s messaging infrastructure to deliver next-generation communications and messaging services to its customers. Telefonica will be able to provide customers with a single inbox for messaging services, including email, MMS, SMS and voicemail.

•	Finally, in the fourth quarter of fiscal 2005, we announced that Telstra, Australia’s leading telecommunications and information services company, will use Openwave Mobile Access Gateway Version 6 software, to upgrade and support its mobile data services, enabling Telstra to deliver rich content and real-time messaging services to its customers.

Products and Services

Our products are modular and based on open standards, providing our customers the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology and products are designed to work on diverse mobile phones and technologies regardless of the brand of mobile phone or the type of service that operators select to offer to their subscribers. Our product portfolio includes offerings in the areas of client software for mass-market mobile phones and server software which includes mobile infrastructure and messaging, and location application products for the communications industry. Our professional services group works with our customers around the world at all stages of development and implementation of wireless services. For financial information about our operating segment and geographic areas, see Note 5 to our Consolidated Financial Statements.

CLIENT SOFTWARE PRODUCTS

We offer a line of software building blocks that enable service deployment on a broad selection of today’s phones. Available as standalone components, or integrated within Openwave Phone Suite Version 7, our client software includes:

•	Openwave Mobile Browser is a microbrowser designed and optimized for use in mass-market mobile phones to provide a rich, easy-to-use subscriber experience. The Openwave Mobile Browser has shipped on over one billion mobile phones, supports a wide variety of mobile phones, networks and languages and is compliant with mobile Internet standards.

•	Openwave Instant Messaging Client enables instant messaging services for handset manufacturers and global operators using the Wireless Village standard. It offers support for custom operator services as well as Web communities. The Openwave Instant Messaging Client continues to be used as the foundation for building full IM applications and presence-enhanced phonebooks.

•	Openwave Phone Suite Version 7 (“Phone Suite V7”) brings together our browsing and messaging clients with a standards-based graphical application framework, enabling operators and manufacturers to offer differentiated, customized and easy-to-use services on mass-market feature phones. The Phone Suite V7 platform emphasizes customizability, giving operators and manufacturers more control over the user interface, and the ability to create a more consistent look and feel across the entire mobile phone interface.

•	Openwave Mobile Email Client is designed for mass market mobile handsets and delivers email messaging capabilities with a combination of rich features and user friendliness, while meeting industry standards and major mobile operator requirements.

•	Openwave PoC Embedded Client offers handset manufacturers and platform vendors an opportunity to enter and compete in the strategic markets of push-over-cellular and voice-messaging.

•	Openwave SMS, EMS, MMS Clients comprise a richly featured and modular messaging suite built for use in a wide variety of mobile devices. It supports industry-standard messaging protocols and functions for Short Messaging Services, Enhanced Message Services and Multimedia Messaging Services for Global System for Mobile Communication (“GSM”), Code-Division Multiple Access (“CDMA”), and other networks, in addition to operator-specific customizations.

•	Openwave Text Input is designed to learn a user’s unique messaging style to predict current and next words, phrases, abbreviations, slang and emoticons. Support is currently available for over 40 languages.

SERVER SOFTWARE PRODUCTS

Our server software products contain the foundational software required to enable Internet connectivity to mobile phones and allow service providers to build compelling services for their subscribers. These products include:

•	Openwave Mobile Access Gateway (“MAG”) is a carrier-class infrastructure software for exchanging data between the wireline Internet and wireless mobile phones. Our market-leading gateway software includes advanced features such as Wireless Application Protocol (“WAP”) Push, security, varied billing support and differentiated classes of service. Mobile Access Gateway supports the latest generation of multimedia standards and handsets, allowing subscribers to download wallpaper, ring tones and other multimedia content as well as receive messages in real time.

•	Openwave Location Manager is a key enabling technology for e911 and other location-based services which obtains a subscriber’s location and presence data from multiple sources and delivers that data to location-based applications.

•	Openwave Email Mx is the foundation for our messaging solutions, delivering carrier-class messaging with scalability to serve wireline, wireless and Internet Service Provider customers from a common platform.

•	Openwave Multimedia Messaging Services Center enables operators to offer highly differentiated and successful multimedia services such as integrated photo and text messaging.

•	Openwave Edge Gx is designed to prevent messaging abuse before it gets into operators’ networks. Designed specifically for broadband and wireless communications service providers, Openwave Edge Gx delivers protection at the edge of the network for both inbound and outbound traffic.

•	Openwave Voicemail simplifies voice messaging by enabling end-users to reply and forward voicemail from their inbox using text, photo and voice messages.

•	Openwave Video Voicemail lets callers personalize their phones with custom greetings. Callers can record their own video greetings, choose from prerecorded celebrity messages or have a favorite animated character lip synch a greeting.

•	Openwave Video Portal helps consumers get rich content and information whenever and wherever they want. Operators can use Video Portal to deploy real revenue generating services on an IP-based platform.

•	Openwave Outreach Express is designed for mobile operators and MVNOs. This robust high-performance solution allows operators to provide their subscribers with compelling sports, news, entertainment, weather and other real-time information.

PROFESSIONAL SERVICES AND MAINTENANCE AND SUPPORT SERVICES

Our products and our customers’ networks are complex, requiring experienced and knowledgeable professional services, support, and training to provide advanced solutions to our customers. Our support organization provides both 24-hour maintenance and support services to our customers. In addition, our professional services organization provides training and consulting services to our customers, often to perform integration services relating to commercial launches of our technology, as well as value-added services that are designed to improve the end-to-end consumer experience, increase user adoption of wireless services and create differentiation for operators. As of June 30, 2005, we had 394 employees in our professional services and maintenance and support organizations.

Research and Product Development

Our ability to meet our customer’s expectations for innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development. Our research and development expenses were $95.0 million, $93.3 million and $115.1 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, we had 441 employees engaged in research and product development activities.

Technology

Our success is dependent upon continued technological development and innovation. Our messaging products have substantial innovation and technology dedicated to the specific and stringent needs of the service provider marketplace. Our products are based on open standards, and we contribute to the development of such standards in the areas of mobile Internet protocols, messaging, mobile Internet technology and enabling technologies for 2.5G and 3G networks.

Our technology is designed for deployment on very large-scale networks. Our customers require highly scalable systems, tools for monitoring and managing systems and other features specific to the size, scale and performance characteristics of their networks and service offerings.

Standards

We believe the growth and development of standards is key to our success and the success of our industry. Therefore, we take an active role in a number of industry standards organizations including the OMA, the World Wide Web Consortium (“W3C”), CDMA Developer Group, 3G Americas, and Mobile Entertainment Forum among others. In addition, the Third Generation Partnership Projects (“3GPP” and “3GPP2”), which are the 3G standards organizations for the GSM and CDMA, respectively, represent strategic standards for our products.

Sales, Marketing and Customer Support

We sell our products through both a direct sales force and third-party resellers. As of June 30, 2005, we had 452 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support. Our third-party resellers are strategic alliance partners including HP, IBM, CTC and Siemens.

International sales of products and services accounted for 55%, 59% and 60% of our total revenues for our fiscal years ended June 30, 2005, 2004 and 2003, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions.

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

PARTNERS

We collaborate with companies including HP, IBM, Lucent, Siemens, Qualcomm and others that expand our reach and capabilities and maintain our company-wide focus on increasing customer satisfaction and improving the end user experience.

Competition

The market for open standards software products and services for the telecommunications industry continues to be intensely competitive. In addition, the widespread and increasing adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce new products that compete with our software products.

We expect that we will continue to compete primarily on the basis of quality, technical capability, breadth of product and service offerings, functionality, price and time to market.

In the client products market, our competitors include Access, Nokia, and Teleca Systems. In the server software products market, our competitors include Comverse, Ericsson, LogicaCMG, Siemens, 724 Solutions, Sun Microsystems and Critical Path. In addition, we have competitors within the antispam and antivirus market, such as Ironport.

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

Employees and Chief Executive Officer Change

As of June 30, 2005, we had 1,358 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

In November 2004, we hired David Peterschmidt as our CEO.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we lease approximately 192,000 square feet in adjacent buildings under sublease agreements that terminate on June 29, 2013, with a one time option to terminate one or both of the agreements on July 30, 2009. We also have other facility leases in other locations in the United States and throughout the world, including our former headquarters which comprises approximately 283,000 square feet and which is currently vacant, under a sublease that expires in April 2013. The future lease payments, net of estimated sublease income, for our former headquarters is included in accrued restructuring costs on our consolidated balance sheet.

Item 3.    Legal Proceedings.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. The Court has scheduled a hearing for April 24, 2006 to consider whether final approval should be granted. No amount has been accrued as of June 30, 2005 as we believe a loss is not probable or estimable.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Stock price by quarter	High	Low
Fiscal year ended June 30, 2005:
First quarter	$12.75	$7.69
Second quarter	$16.30	$8.90
Third quarter	$15.68	$11.11
Fourth quarter	$18.18	$11.43

Fiscal year ended June 30, 2004:
First quarter	$15.66	$5.79
Second quarter	$14.55	$9.80
Third quarter	$16.99	$10.96
Fourth quarter	$13.75	$8.61

As of August 15, 2005 there were 720 holders of record of our common stock. We have not paid any dividends and currently intend to retain future earnings for reinvestment in our business or the repurchase of outstanding shares of our common stock. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

On August 2, 2004, we issued 2,271,446 shares of Openwave common stock, $54.2 million in cash and a $3.8 million loan note in connection with our acquisition of Magic4. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10). The California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California Corporation Code to issue the securities.

On January 31, 2005, we issued 314,104 shares of Openwave common stock in connection with our acquisition of Cilys. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10). The California Department of Corporations held a fairness hearing and granted a permit pursuant to Section 25121 of the California Corporation Code to issue the securities.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected Consolidated Statements of Operations data for the fiscal years ended June 30, 2005, 2004, 2003, 2002 and 2001 and the selected Consolidated Balance Sheet data as of June 30, 2005, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm. Additionally, certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data for fiscal years ended June 30, 2005, 2004, 2003, 2002 and 2001 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2005	2004	2003	2002	2001
Selected Consolidated Statements of Operations Data:
Total revenues	$383,635	$290,791	$267,955	$364,832	$469,068
Total cost of revenues	119,997	81,066	77,777	117,038	116,480
Gross profit	263,638	209,725	190,178	247,794	352,588
Total operating expenses	317,541	230,225	383,217	1,496,533	1,054,354
Operating loss	(53,903)	(20,500)	(193,039)	(1,248,739)	(701,766)
Loss before cumulative effect of a change in accounting principle	(62,129)	(29,851)	(202,411)	(1,260,758)	(689,994)
Cumulative effect of a change in accounting principle	—	—	(14,547)	—	—
Net loss	$(62,129)	$(29,851)	$(216,958)	$(1,260,758)	$(689,994)
Basic and diluted net loss per share:
Before cumulative effect of a change in accounting principle	$(0.93)	$(0.48)	$(3.41)	$(21.84)	$(12.51)
Cumulative effect of a change in accounting principle	—	—	$(0.25)	—	—
Basic and diluted net loss per share	$(0.93)	$(0.48)	$(3.66)	$(21.84)	$(12.51)
Shares used in computing basic and diluted net loss per share	66,650	62,310	59,314	57,731	55,142

	As of June 30,
	2005	2004	2003	2002	2001
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$236,555	$269,771	$172,684	$214,199	$348,493
Long-term investments and restricted cash and investments	50,202	72,047	61,466	102,311	41,873
Total assets	549,293	476,508	367,451	530,712	1,726,722
Convertible subordinated debt, net and redeemable preferred stock	147,367	146,542	—	—	754
Total stockholders’ equity	$156,404	$173,032	$182,278	$392,896	$1,557,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following presents Management’s Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction with Item 1 Business which provides Management’s view of our products, services, and business strategy, Item 8 Financial Statements and Supplementary Data which contains our unaudited quarterly results, our consolidated financial statements and notes thereto, and the Risk Factor section contained later in this Item 7.

Our total revenues increased by $92.8 million, or 32%, from $290.8 million for the fiscal year ended June 30, 2004, to $383.6 million for the fiscal year ended June 30, 2005. The increase in revenues reflected increases in all of our revenue types and regions, with the client business showing the strongest percentage increase of 68% over the prior year period, which was fueled by strong sales of our browser and messaging software and related services during 2005. Our server revenues increased by 24% over the prior year period. The increase in the sales of our server software and services was primarily the result of mobile phone users increased adoption and usage of mobile data through our wireless carrier customers, as well as market traction gained in our anti-abuse and virus protection products for server networks.

Out total operating expenses increased by $87.3 million, or 38%, from $230.2 million for the fiscal year ended June 30, 2004, to $317.5 million for the fiscal year ended June 30, 2005. The increase in our operating expenses was primarily due to an increase of $68.1 million in restructuring and related costs associated primarily with the relocation of our headquarters during fiscal 2005. In addition, general and administrative expenses increased by $13.0 million, primarily due to increases in personnel-related expense of $9.7 million during fiscal year 2005 as we increased average headcount and average pay per employee in this department by 7% and 18%, respectively, primarily in order to perform the additional billing and analysis resulting from the 32% increase in revenues.

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

Another critical judgment that we make involves the “fixed or determinable” criterion. We consider payment terms where arrangement fees are due within 12 months from delivery to be normal contractual terms. Payment terms beyond 12 months from delivery are considered extended and not fixed or determinable. For arrangements with extended payment terms, arrangement fee revenues are recognized when fees become due, assuming all other revenue recognition criteria have been met. In arrangements where fees are due within one year or less from delivery, we consider the entire arrangement fee as “fixed or determinable.”

For contracts accounted for under SOP No. 81-1, we believe we are able to reasonably estimate, track, and project the status of completion of a project, and therefore use the percentage of completion method as our primary method for recognizing revenue. We also consider customer acceptance our criteria for substantial completion. Use of estimates requires management to make judgments to estimate the progress to completion (see Risk Factors). Certain contracts contain refundability and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and consider the customer’s assessment, if communicated.

In certain arrangements that require SOP 81-1 contract accounting, we sell maintenance and support for which there is no Vendor Specific Objective Evidence (“VSOE”). In such arrangements, we apply the completed contract method, recognizing all arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element.

Certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the number of subscribers to which the customer has committed to purchase under the license agreement. Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers. In these cases, we defer revenue equal to the VSOE of maintenance and support of the total commitment for the estimated life of the software. This additional deferral of maintenance and support revenue results in a smaller amount of residual license revenues to be recognized upon delivery.

In multiple element arrangements where we do not have VSOE for either professional services or maintenance and support, or both, we classify revenue in our consolidated statement of operations based on derived fair value. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis and revenue is recognized ratably in the applicable derived respective revenue classifications. Specifically, we classify revenue first to either professional services or maintenance and support based on these respective elements derived fair value and then the residual arrangement fee is classified as license revenue. Derived fair value for professional services or maintenance and support is considered the median rate in our analysis of separately sold professional services and maintenance and support respectively in the applicable geographical region. This derived fair value for professional services or maintenance and support is then multiplied by the unit measure in the arrangement and the revenue is classified accordingly. The derived professional services revenue and maintenance and support revenue and any residual license revenue is recognized ratably over the longer of the maintenance and support period or professional support delivery period commencing when there is only one remaining undelivered element without VSOE.

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. If such reports are not received in a timely manner, we estimate the revenue based on historical reporting trends, if reasonably possible. For all other arrangements that are not estimable, we recognize revenue related to usage fees on a consistent quarterly lag basis.

During the year ended June 30, 2004, we entered into a significant contract with Nextel to provide a “managed service” software and system solution. Under the terms of the arrangement, we agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third-party software; and ongoing managed services for the software system/solution. We initially determined to account for the contract as a single unit of accounting as defined in EITF Issue No. 00-21, as we did not know the fair value of one undelivered element. For the quarter ended June 30, 2004, we recognized revenue using the proportional performance method initially assuming a zero profit margin, as we believed we could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured. During the quarter ended September 30, 2004, we determined the fair value of all remaining undelivered elements and thus we were able to separate the arrangement into three specific accounting units which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. The customer can renew both the post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. For the customized software, hardware and services arrangement, we were able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. We use labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. For the years ended June 30, 2005 and 2004, we recognized $18.2 million and $5.0 million, respectively, in systems revenue from this arrangement, which was classified as project/systems revenues in our consolidated statement of operations. The corresponding costs of sales recognized in the fiscal years ended June 30, 2005 and 2004 was $10.7 million and $5.0 million, respectively. Additionally, from this arrangement, for the year ended June 30, 2005, we recognized $3.3 million of license revenue in our consolidated statement of operations. This revenue reflects the contracted value of non-system license fees pertaining to a separate contract that could not be separated for revenue recognition purposes from the larger managed services, software, and solution contract. As of June 30, 2004, direct and incremental costs of $5.7 million on the arrangement incurred in excess of the proportional performance were deferred and were classified within prepaid and other current assets. As of June 30, 2005, the project was complete.

During the quarter ended December 31, 2004, we entered into a significant contract with Sprint to provide a “managed service” software and system solution. Under the terms of the arrangement, we agreed to provide the following products and services in exchange for software custom modification and installation milestone payments, license fee payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization, modification and development of the software and third-party software; and ongoing managed services for the software system/solution. The software custom modification and installation milestone fees are due when certain progress milestones are achieved; the license fees are due within twelve months from final acceptance of the solution; and the ongoing service payments are due when services are performed. The software custom modification and installation fees are refundable to the extent of approximately $15.7 million if we do not satisfy certain customer specified acceptance testing and we are subject to liquidated damage penalties if we fail to deliver against certain progress milestones. Through June 30, 2005, we have received $15.6 million in payments of which $2.5 million is refundable if we do not satisfy certain customer specified acceptance testing. As of June 30, 2005, we believed delivery against this acceptance testing is reasonably assured in the first half of fiscal year 2006 and the customer will satisfy its contractual obligations. Additionally, we believe Sprint will not trigger material liquidated damage penalties or refundability provisions. Prospectively, if we determine that we will be unable to satisfy the acceptance testing or expect we will incur liquidated damages, a reduction in the total contract revenue will be accounted for in the period we determine that we will not be able to satisfy the acceptance testing or we will incur liquidated damages. We determined that we have three units of accounting as defined in EITF Issue No. 00-21 which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. Sprint can renew both the non-third party post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. Additionally, we determined we had evidence of fair value for third party post contract customer support. For the customized software, hardware and services arrangement, we were able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. We use labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Accordingly, we recognized $20.2 million in systems revenue from this arrangement during the year ended June 30, 2005, which was classified as project/systems revenues in our consolidated statements of operations. The corresponding costs of sales recognized in the year ended June 30, 2005 was $12.3 million. As of June 30, 2005, direct and incremental costs of $4.1 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the anticipated non-payment of contractual obligations to us.

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer is specifically identified as uncollectible, the customer receivable is reduced by the customer’s deferred revenue balance resulting in the net specific identified reserve, and we discontinue recognition of revenue from that customer until and to the extent cash is received from the customer. In addition, we maintain a general reserve for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of June 30, 2005, the accounts receivable balance was $144.9 million, net of the allowance for doubtful accounts of $7.2 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable were 5%, 7% and 12% in 2005, 2004 and 2003, respectively. Based on our results for fiscal 2005, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $1.5 million.

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

With the adoption of SFAS No. 142 on July 1, 2002, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. While goodwill is tested for impairment in our fiscal third quarter, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. We have impaired our goodwill and intangible assets during the fiscal year ended June 30, 2003 (see Note 11 to our consolidated financial statements).

(b)  Strategic investments

We perform an impairment assessment of our strategic equity investments on a quarterly basis. In performing the impairment assessment, we consider the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency, and its access to future capital. During the fiscal year ended June 30, 2005 and 2004, there were no impairments to our strategic investments. In the fiscal year ended June 30, 2003 we recorded an impairment charge of $5.3 million relating to three investments. This impairment charge is recorded within impairment of non-marketable equity securities in our consolidated statements of operations. As of June 30, 2005, the remaining book value of our investments in non-marketable equity securities was approximately $1.9 million and was recorded within deposits and other assets in our consolidated balance sheets.

RESTRUCTURING-RELATED ASSESSMENTS

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). We have estimated the lease loss for the fiscal year 2005 and fiscal year 2003 restructuring plans could be as much as $34.2 million higher if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to lease the facility. To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. The actual severance and employment-related charges incurred during fiscal year 2004 for all restructuring plans were higher than our initial estimates by $0.3 million.

Summary of Operating Results for Fiscal Years ended June 30, 2005, 2004 and 2003

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

We experienced increased revenues in fiscal 2005 as compared to fiscal 2004 across all of our four different types of revenues, as well as in all geographic regions. This increase was due to increased demand for our products and services in fiscal 2005 as a result of technological advances in the mobile market, as 2.5G networks are fully deployed and 3G networks such as EVDO and wideband CDMA are being rolled out globally. Using this infrastructure, mobile operators are launching new services around music and video. Additionally, mobile virtual network operators have introduced data services, providing us with a new market opportunity. In the wireline and broadband markets, service providers have increased purchases of our anti-spam and anti-virus products to protect their end-users from virus and spam attacks.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the years ended June 30, 2005, 2004 and 2003 include Sprint, Nextel and KDDI. No other customers accounted for 10% or more of total revenues for the fiscal years ended June 30, 2005, 2004 and 2003.

	% of Total Revenue for Fiscal Year ended June 30,
	2005	2004	2003
Customer:
Sprint	13%	8%	13%
Nextel	12%	8%	3%
KDDI	4%	5%	11%

Sprint and Nextel completed their merger in August 2005, creating Sprint Nextel. As such, Sprint Nextel contributed approximately 25% of our revenues in fiscal year 2005, creating a concentration of risk. Any change in our business relationship with Sprint Nextel could have an adverse impact on our financial results and stock price.

The following table presents the key revenue financial metric information for the fiscal years ended June 30, 2005, 2004 and 2003, respectively (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2005 from FY 2004	Percent Change FY 2004 from FY 2003
	2005	2004	2003
Revenues:
License	$175,565	$145,668	$143,034	21%	2%
Maintenance and support services	93,295	84,163	78,530	11%	7%
Professional services	75,422	47,015	27,048	60%	74%
Project/Systems	39,353	13,945	19,343	182%	-28%

Total revenues	$383,635	$290,791	$267,955	32%	9%

Percent of revenues:
License	46%	50%	53%
Maintenance and support services	24%	29%	30%
Professional services	20%	16%	10%
Project/Systems	10%	5%	7%

Total revenues	100%	100%	100%

LICENSE REVENUES

License revenues increased by $29.9 million, or 21%, during fiscal year 2005 as compared to fiscal year 2004. The overall increase in fiscal year 2005 as compared to fiscal year 2004 was primarily attributed to increased demand in the client device software and the mobile infrastructure markets resulting in several new offerings by us during fiscal 2005 as a result of technological advances in the market.

License revenues remained relatively flat during fiscal year 2004 as compared to fiscal year 2003, increasing by $2.6 million, or 2%.

MAINTENANCE AND SUPPORT SERVICES REVENUES

Maintenance and support services revenues increased by $9.1 million, or 11%, and $5.6 million, or 7%, in the fiscal years 2005 and 2004, respectively, compared to the respective prior fiscal years due to the growth of our customers’ subscriber base and our ability to maintain contractual renewal rates of existing customer agreements.

PROFESSIONAL SERVICES REVENUES

Professional services increased $28.4 million, or 60%, during fiscal year 2005 as compared to fiscal year 2004. This increase was a result of the increase in services requested due to our expansion of client-based product offerings, and an increase in requests to build unique offerings based on our products. In addition, we experienced an increase in services provided for product upgrades of our existing technology, primarily MAG 6.0 and Email Mx 6.0, and other value-added services to our customers.

Professional services increased $20.0 million, or 74%, for fiscal year 2004 as compared to fiscal year 2003. The increase was primarily attributed to an increase in the number of custom and extended solutions projects as well as an increase in services provided in relation to our product upgrades on our existing technology and other value-added services to our customers.

PROJECT/SYSTEMS REVENUES

Project/systems revenues represent revenues which were comprised of managed services, software and systems solutions which may include our software licenses, our professional services, and third-party software and hardware.

Project/systems revenue increased $25.4 million, or 182%, during fiscal year 2005 as compared with fiscal year 2004, primarily as a result of a project/systems deal entered into with Sprint in the second quarter of fiscal year 2005. During fiscal year 2005, we recognized $39.4 million in project/systems revenues, as further described in Note 1 to our condensed consolidated financial statements.

Project/Systems revenues generated in fiscal year 2003 and 2004 comprised revenue recognized under our porting systems arrangement with a service partner under which we recognized revenues up until the third quarter of fiscal year 2004 when the porting project was substantially complete. In the fourth quarter of fiscal year 2004 we also derived $5.0 million from systems revenues under a project with Nextel, which is comprised of packaged solution elements which may include our software licenses, our professional services, and third-party software and hardware.

OTHER KEY FINANCIAL REVENUE METRIC

The other key financial revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the fiscal years ended June 30, 2005, 2004 and 2003 were as follows (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2005 from FY 2004	Percent Change FY 2004 from FY 2003
	2005	2004	2003
Disaggregated revenues:
Server	$294,518	$237,681	$227,563	24%	4%
Client	89,117	53,110	40,392	68%	31%

Total revenues	$383,635	$290,791	$267,955	32%	9%

Percent of revenues:
Server	77%	82%	85%
Client	23%	18%	15%

Total revenues	100%	100%	100%

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

	June-04	September-04	December-04	March-05	June-05
CSP’s that have licensed 1 product	111	111	115	115	114
CSP’s that have licensed 2 products	22	24	25	24	24
CSP’s that have licensed 3 products	10	11	12	14	14
CSP’s that have licensed 4 or more products	16	18	18	18	18

Other key operating metrics include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. Bookings in the three months ended June 30, 2005 were approximately $130 million, a

59% increase over bookings of approximately $82 million in the three months ended June 30, 2004. For the year ended June 30, 2005, bookings were approximately $412 million, up 36% or $110 million from approximately $302 million for the year ended June 30, 2004. These bookings resulted in a backlog of approximately $197 million as of June 30, 2005, up 17% from $168 million as of June 30, 2004. Bookings related to royalty or usage arrangements are recognized when reported and therefore do not impact backlog. Revenue resulting from bookings are generally recognized over the subsequent 12 months, and are subject to our revenue recognition policy as described under Critical Accounting Policies.

COST OF REVENUES

The following table presents cost of revenues as a percentage of related revenue type for the fiscal years ended June 30, 2005, 2004, and 2003, respectively (in thousands):

	Year Ended June 30,			Percent Change FY 2005 from FY 2004	Percent Change FY 2004 from FY 2003
	2005	2004	2003
Cost of Revenues
License	$8,972	$7,783	$7,882	15%	-1%
Maintenance and Support Services	31,873	24,588	28,972	30%	-15%
Professional services	55,564	38,816	23,554	43%	65%
Project/Systems	23,588	9,879	17,369	139%	-43%

Total cost of revenues	$119,997	$81,066	$77,777	48%	4%

Cost as a percent of related revenues
License	5%	5%	6%
Maintenance and support Services	34%	29%	37%
Professional services	74%	83%	87%
Project/Systems	60%	71%	90%

Gross margin per related revenue
License	95%	95%	95%
Maintenance and Support Services	66%	71%	63%
Professional services	26%	17%	13%
Project/Systems	40%	29%	10%

Total gross margin	69%	72%	71%

COST OF LICENSE REVENUES

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues during fiscal year 2005 increased by $1.2 million, or 15%, as compared to fiscal year 2004. The increase is attributable to the $2.9 million increase in amortization of intangibles as a result of our two acquisitions in fiscal year 2005, offset by a $1.7 million decrease in royalty costs primarily due to royalty cost of $1.3 million in fiscal year 2004 associated with a sale of anti-spam and anti-virus products.

Costs of license revenues during fiscal year 2004 as compared to fiscal year 2003 remained relatively flat, decreasing by $0.1 million and was comprised of an increase in royalty costs of $1.4 million, primarily associated with anti-virus and anti-spam products, offset by a decrease in amortization of intangibles in the amount of $0.9 million and other charges of $0.6 million.

COST OF MAINTENANCE AND SUPPORT SERVICES REVENUES

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Costs of maintenance and support services revenues during fiscal year 2005 increased by $7.3 million, or 30%, as compared to fiscal year 2004 as a result of the growth in customers receiving maintenance and support as discussed above. The increase in costs during the period was primarily due to an increase in headcount, from 145 employees in the maintenance and support departments at June 30, 2004, to 171 at June 30, 2005. Due to the investments in additional personnel in fiscal year 2005, our gross margins in maintenance and support services have declined in fiscal year 2005 compared to the prior year.

The $4.4 million decrease in maintenance and support services costs during fiscal year 2004 as compared to fiscal year 2003 resulted from a decrease in labor, overhead, and other employee costs due to a decrease in our average headcount of 22 employees during fiscal year 2004 as a result of our realignment and restructuring efforts. This, along with an increase in revenues due to increased subscriber growth during the fiscal year 2004 compared to the prior year is responsible for increased margins in this category.

COST OF PROFESSIONAL SERVICES REVENUES

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing training and consulting services, and related overhead. In addition to performing services for revenue earned under professional services revenues, our professional services headcount and the portion of contingent worker costs incurred on engagements under the caption Project/systems revenues are cross charged to cost of Project/systems or capitalized as deferred charges in Prepaid and other current assets on the consolidated balance sheets.

Professional services costs increased by $16.7 million, or 43%, in fiscal year 2005 as compared to the prior fiscal year. This increase is a result of the increased resources needed to support the 60% increase in professional services revenues discussed above. In fiscal year 2005 compared to the prior year, we experienced an improvement in the gross margins related to professional services. This reflects realization of a higher utilization rates achieved in fiscal year 2005 compared to fiscal year 2004, as we have improved our deployment processes. We expect that gross margins related to professional services will not continue to improve in fiscal year 2006, as the utilization rates experienced during the last quarter of fiscal year 2005 were unusually high, reflecting higher amounts of overtime than is sustainable.

Professional services costs increased by $15.3 million, or 65%, in fiscal year 2004 as compared to the prior fiscal year. During the FY2003 Q1 Restructuring, which took place late in the first quarter of fiscal year 2003, we reorganized the professional services departments and sales and marketing departments and focused the activities of the professional services staff more specifically towards consulting activities and away from selling activities. Therefore, during fiscal year 2003, a larger portion of the costs were allocated to sales and marketing operations as compared to fiscal year 2004, increasing the variance between the respective periods by approximately $2.5 million. Additionally, increased demand for our products resulted in an increase of $7.8 million in subcontractor costs, an increase of $2.5 million in total travel costs, an increased utilization of our research and development group resulting in $4.3 million in cross-charges, and an increase in utilization bonus expense of $2.0 million. These increases were off-set by a decrease in salary and other costs of $0.9 million and a departmental cross-charge of $2.9 million to Project/Systems costs of sales. Professional services gross margin increased from 13% in fiscal year 2003 to 17% during fiscal year 2004. The increase in the margin was primarily due to improved operational performance in our services organization. We expect the professional services gross margin to continue to fluctuate as revenue is recognized, in certain cases, based on completion of milestones.

COST OF PROJECT/SYSTEMS REVENUES

Cost of project/systems revenues increased by $13.7 million, or 139%, during fiscal year 2005 as compared to the prior fiscal year. The increase in fiscal year 2005 was due to dedication of greater resources to project/systems arrangements in fiscal 2005 as compared to 2004, as during fiscal year 2005, the cost of project/systems revenues was attributable to three systems arrangements, two of which were entered into in fiscal year 2005, whereas in fiscal year 2004, such costs were related to two customers, including a porting service arrangement, which was nearing completion and for which we were dedicating fewer resources during the later half of fiscal 2004.

Our gross margin related to project/systems revenues was 40% during fiscal year 2005, compared to 29% in fiscal year 2004. The increase was primarily due to the Nextel project in fiscal 2004 that generated $5.0 million in project/systems revenue recognized under the proportional performance method, initially assuming a zero profit margin as we could not reasonably determine the fair value of an undelivered element in the contract at June 30, 2004. During the first quarter of fiscal year 2005, we determined we had fair value of all remaining undelivered elements and thus were able to recognize the revenue in fiscal year 2005 yielding an average margin of 40%.

The fiscal year 2004 gross margin increased to 29% from 10% in fiscal year 2003. The increase was primarily due to an increase related to the porting service project, on which the margin was 43.4% in fiscal year 2004 as compared to 10.2% in the prior fiscal. The increase in the margin on the porting services project was the result of our recognition of revenue, which had previously been deferred, upon completion of certain project milestones. This increase was offset by the recognition of systems revenue during our fiscal fourth quarter of approximately $5.0 million which was recognized with no margin, as described above. The costs incurred related to the systems revenue comprised $2.9 million of professional services and $2.1 million of third-party hardware costs.

OPERATING EXPENSES

During fiscal year 2005, operating costs increased by $87.3 million, or 38%, from fiscal year 2004. The increase was primarily due to the $68.1 million increase in restructuring and related expense in 2005, as well as increases in general and administrative and other expenses as discussed below.

During fiscal year 2004, we reduced costs and expenses to better align our resources with revenue opportunities anticipated in the current information technology market. During fiscal year 2003, we announced two separate restructurings. The restructurings reduced our workforce at the time of the restructurings by approximately 12% and 24%, respectively. The cost benefits associated with the restructurings were primarily realized during the latter part of fiscal year 2003. Average overall headcount decreased by 355 people in fiscal year 2004 as compared to fiscal year 2003. In addition to the restructurings, we also reduced variable costs across the company as a result of discretionary spending controls.

The following table represents operating expenses for the three fiscal years ended June 30, 2005, 2004 and 2003, respectively (in thousands):

	Fiscal Year ended June 30,
	2005	Percent Increase (Decrease)	2004	Percent Increase (Decrease)	2003
Research and development	$94,986	2%	$93,260	-19%	$115,119
Sales and marketing	97,693	0%	97,765	-15%	115,199
General and administrative	46,312	39%	33,355	-29%	46,998
Restructuring and other costs	70,560	2808%	2,426	-97%	93,117
Stock-based compensation	5,202	65%	3,150	-14%	3,681
Amortization and impairment of goodwill and intangible assets	2,788	936%	269	-97%	8,317
In-process research and development	—	—	—	-100%	400
Merger, acquisition and integration costs	—	—	—	-100%	386

Total operating expenses	$317,541	38%	$230,225	-40%	$383,217

Percent of revenues
Research and development	25%		32%		43%
Sales and marketing	25%		34%		43%
General and administrative	12%		11%		18%

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

During fiscal year 2005, research and development costs increased $1.7 million, compared to the prior year. The increase was primarily attributable to an increase in labor expense for employees and contingent workers totaling $4.0 million, which included $1.9 million in bonus expense in connection with the fiscal year 2005 corporate bonus plan and due to the expansion of our overseas development centers. The increase in labor expense was partially offset by a decrease of $1.9 million in depreciation during fiscal 2005 compared to fiscal year 2004 and $0.4 million net decrease in other expenses including allocated overhead.

During fiscal year 2004, research and development costs decreased $21.9 million, compared to the prior year. As a result of our restructuring efforts and resource realignments initiated during fiscal 2003 and continued during fiscal 2004, our average research and development headcount decreased by 160 employees during the fiscal year 2004, resulting in a decrease in salary and other salary-related costs of $16.4 million for the year as compared to the prior fiscal period. Bonus expense also decreased by $1.9 million due to reduced headcount and fewer retention bonuses. Lower headcount also resulted in lower employee development and staffing costs by $0.4 million. As a result of our restructuring and other costs savings initiatives, we renegotiated several of our agreements with outside vendors and effectively reduced our telecommunications and connectivity costs by $0.9 million. Asset depreciation costs decreased by $2.2 million during fiscal year 2004 as compared to fiscal year 2003. Allocation costs also decreased by

$10.0 million during fiscal year 2004, as compared to the respective prior fiscal year due to a $5.7 million decrease in costs allocated in as a result of lower headcount and overhead from restructuring efforts as well as lower depreciation and information technology costs, and an increase in allocated costs out primarily to the Professional Services organization of $4.3 million for services provided on extended and custom solutions projects. The overall decrease was partially offset by a $2.5 million increase in contingent workers expense due primarily to the use of contractors as a short term solution to meet customer commitments and an overall decrease in the allocation of certain employee expenses out to other departments of $7.4 million in fiscal year 2004 compared to the prior year and are comprised primarily of those costs associated with project revenues.

We expect research and development expenses, as a percentage of total revenues, to decrease slightly throughout fiscal 2006 compared to fiscal 2005 based upon our initiative to consolidate several engineering sites in fiscal 2006.

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

Sales and marketing expenses remained relatively constant, decreasing by only $0.1 million during fiscal year 2005 as compared with fiscal year 2004. Although the average headcount in sales and marketing positions during fiscal year 2005 decreased by 6%, average overall pay per headcount in these positions increased by 6% due to salary increases and contingent bonus and commission payouts in fiscal year 2005. Other changes in spending during fiscal year 2005 include an increase in advertising costs of approximately $0.7 million, offset by a decrease of $0.5 million in depreciation expense as the dollar amount of assets continued to become fully depreciated at a higher pace than additions during fiscal year 2005.

Sales and marketing expenses decreased by $17.4 million in fiscal year 2004 from fiscal year 2003. Our average sales and marketing headcount decreased by 123 employees during the year ended June 30, 2004, resulting in a decrease in salary and other salary-related costs of $13.1 million for the year as compared to the prior fiscal period. This decrease was offset in part by an increase in our reliance on contingent workers by $0.9 million as well as an increase in outside services and other costs of $1.6 million. In addition, commission expense was higher by $6.5 million due to increased sales. Lower overall headcount and other cost savings initiatives resulted in lower travel costs of $2.6 million, lower telecommunication and connectivity costs of $1.6 million, lower marketing costs of $0.4 million and lower asset depreciation expense of $1.1 million. Finally, bonus expense decreased by $1.0 million. As part of our reorganization, our professional services staff focused more on consulting activities rather than general selling activities resulting in lower overall professional services expenses being allocated to sales and marketing activities in fiscal year 2004 as compared to fiscal year 2003. This reorganization resulted in a decrease in allocated consulting costs of $2.5 million during the current fiscal year compared to the prior year. Finally, our overall allocations decreased by $4.1 million primarily as a result of lower overall headcount and other costs savings initiatives.

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

General and administrative expenses increased by approximately $13.0 million in fiscal year 2005 as compared to fiscal year 2004. The majority of the increase related to an increase in personnel-related expense of $9.7 million during fiscal year 2005 due to increased average headcount and average pay per employee in this department by 7% and 18%, respectively, resulting from the additional resources allocated to billing and analysis of higher revenues in the same period. Bad debt expense also increased during fiscal year 2005 by $3.3 million, from $(1.3) million in fiscal year 2004 to a positive $2.0 million in fiscal year 2005 as a result of an 80% increase in gross accounts receivable due to the 60% increase in bookings during the fourth quarter of fiscal year 2005 compared to the same period in the prior year. Additionally, Professional fees increased by $2.5 million during fiscal year 2005 as compared to fiscal year 2004 due to increased Sarbanes-Oxley compliance costs. These increases were offset by a reduction in equipment and depreciation costs of $2.6 million during fiscal year 2005 due to our efforts to reduce costs and expenditure over the last several years, which has resulted in new capital equipment purchases not keeping pace with the rate at which existing fixed assets have become fully depreciated.

General and administrative expenses decreased by approximately $13.6 million in fiscal year 2004 as compared to fiscal year 2003. The decrease in expenses was due in part to a reduction in our average headcount of 37 employees as a result of the continuation of our restructuring and costs cutting efforts which lead to a savings in salaries and other related costs of approximately $3.8 million during fiscal year 2004 as compared to the prior fiscal year. The lower overall headcount also decreased the need to purchase new and replacement equipment and combined with many of the existing assets becoming fully depreciated during fiscal 2004 resulted in lower overall depreciation expense of $6.5 million. In addition, bonus expenses decreased by approximately $4.5 million due to certain incentive targets not being reached in fiscal year 2004 which were reached in the prior fiscal year and the absence of certain executive retention bonuses paid in the prior fiscal year. Operational efficiencies lead to lower legal and other costs of $3.0 million. Bad debt expense also decreased by approximately $4.4 million due to improved cash collections, reducing the aging of our accounts receivables, and the collection of several accounts that had previously been written off, which included the receipt of approximately $1.1 million from the resolution of certain bankruptcy proceedings. These decreases were primarily offset by an $8.6 million decrease in allocated costs out to other departments related to lower facility and IT costs incurred as the company continued its cost savings measures.

RESTRUCTURING AND OTHER COSTS

As a result of our change in strategy and our desire to improve our cost structure, we initiated four separate restructurings during the years ended June 30, 2005, 2003, and 2002 (see Restructuring-related assessments under Critical Accounting Policies.) These restructurings included the fiscal year 2005 restructuring (“FY2005 Restructuring”), the 2003 fourth quarter restructuring (“FY2003 Q4 Restructuring”), the fiscal year 2003 first quarter restructuring (“FY2003 Q1 Restructuring”) and the fiscal year 2002 restructuring (“FY2002 Restructuring”).

The FY2005 Restructuring was announced during the three months ended March 31, 2005 in relation to relocating our headquarters from 1400 Seaport Boulevard to certain floors of 2100 and 2000 Seaport Boulevard in Redwood City, California in order to take advantage of more favorable office lease terms. We ceased use of our former headquarters in June 2005. We recorded $14.8 million in accelerated depreciation due to a revision in the useful life of leasehold improvements and certain furniture at 1400 Seaport Boulevard. As this was a non-cash charge it is not included in the restructuring liability table below. In addition, we recorded a restructuring expense of $54.7 million relating to our estimate of lease payments, net of estimated sublease income, for the former headquarters. Of the $58.7 million remaining restructuring accrual at June 30, 2005 we expect to pay $12.3 million through June 30, 2006 and $46.4 million thereafter through April 2013.

The FY2003 Q4 Restructuring was announced during the quarter ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in our workforce of approximately 200 employees. The majority of these reductions were completed by December 31, 2003. Also included in restructuring and other related costs on the consolidated statements of operations during the year ended June 30, 2005 was a non-cash loss of $0.8 million on the disposal of fixed assets from the early termination of a facility lease that was not previously included in the restructuring accrual. As this was a non-cash charge it is not included in the restructuring liability table below. This restructuring effort led to approximately $10 million of realized cost savings during the fiscal year ended June 30, 2004. Of the $0.3 million remaining restructuring accrual at June 30, 2005 we expect to pay $0.1 million through June 30, 2006 and $0.2 million thereafter through February 2008.

The FY2003 Q1 Restructuring was announced during the quarter ended September 30, 2002 and included the consolidation of products within three core product groups: client software and services, application software and services, and infrastructure software and services. This restructuring plan resulted in a decrease in our workforce by approximately 480 employees. This restructuring effort led to approximately $25 to $30 million in total cost savings of which approximately 26% was realized in cost of revenues, 40% in research and development activities, 23% in sales and marketing activities and 11% in general and administrative activities. Of the remaining $35.9 million accrual at June 30, 2005 we expect to pay $6.2 million through June 30, 2005 and $29.7 million thereafter through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of our desire to improve our cost structure and profitability. This restructuring plan resulted in a decrease in our workforce by approximately 400 employees. Of the remaining $2.6 million accrual as of June 30, 2005, we expect to pay $1.6 million through June 30, 2006 and $1.0 million thereafter through November 2012.

The following tables set forth the restructuring activity through June 30, 2005 (in thousands):

	FY 02 Restructuring Plan			FY 03, Q1 Restructuring Plan
	Facility	Severance	Other	Facility	Severance	Other
Accrual balances as of June 30, 2002	$11,860	$692	$43
Activity for the year ended June 30, 2003:
New charges and adjustments to estimates(1)	2,552	(398)	(3)	$53,371	$18,226	$277
Cash paid, net	(5,247)	(213)	(40)	(3,772)	(17,224)	(116)

Accrual balances as of June 30, 2003	9,165	81	—	49,599	1,002	161
Activity for the year ended June 30, 2004:
New charges and adjustments to estimates(2)	824	—	—	576	(595)	(6)
Cash paid, net	(4,065)	(81)	—	(7,588)	(407)	(155)

Accrual balance as of June 30, 2004	5,924	—	—	42,587	—	—
Activity for the year ended June 30, 2005:
New charges and adjustments to estimates(3)	471	—	—	(24)	—	—
Reclassification from deferred rent	—	—	—	—	—	—
Cash paid, net	(3,758)	—	—	(6,629)	—	—

Accrual balance as of June 30, 2005	$2,637	$—	$—	$35,934	$—	$—

	FY 03, Q4 Restructuring Plan			FY 05 Restructuring Plan	Total Accrual
	Facility	Severance	Other	Facility
Accrual balances as of June 30, 2002					$12,595
Activity for the year ended June 30, 2003:
New charges and adjustments to estimates(1)	$803	$5,639	$80		80,547
Cash paid, net	(20)	—	—		(26,632)

Accrual balances as of June 30, 2003	783	5,639	80		66,510
Activity for the year ended June 30, 2004:
New charges and adjustments to estimates(2)	488	889	—		2,176
Cash paid, net	(673)	(6,370)	(80)		(19,419)

Accrual balance as of June 30, 2004	598	158	—		49,267
Activity for the year ended June 30, 2005:
New charges and adjustments to estimates(3)	(98)	(115)	—	$54,717	54,951
Reclassification from deferred rent	—	—	—	4,794	4,794
Cash paid, net	(241)	(43)	—	(844)	(11,515)

Accrual balance as of June 30, 2005	$259	$—	$—	$58,667	$97,497

(1)	Total charges does not include $14.3 million of impairment on fixed assets, offset by $1.7 million on rent adjustments as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2003
(2)	Total charges does not include $0.8 million of impairment of fixed assets, offset by $0.6 million on rent adjustments as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2004
(3)	Total charges does not include $15.6 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for the year ended June 30, 2005.

STOCK-BASED COMPENSATION

All stock-based compensation was amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation consists of continued amortization of the deferred stock-based compensation related to acquisitions, as well as compensation expense recognized on warrants, options issued to non-employees, and restricted stock granted to executives and other employees at exercise prices below the current fair value of our stock.

The following table summarizes stock-based compensation expense by category (in thousands):

	Years Ended June 30,
	2005	2004	2003
Stock-based compensation expense by category
Research and development	$801	$890	$1,202
Sales and marketing	1,424	524	510
General and administrative	2,977	1,736	1,969

	$5,202	$3,150	$3,681

Stock-based compensation expense increased $2.1 million during the fiscal year ended June 30, 2005 as compared to the prior fiscal year. The increase relates to the amortization expense associated with the issuance of 1,425,000 shares of restricted stock with an aggregate value of approximately $17.4 million to key employees during the year ended June 30, 2005.

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

We expect our stock-based compensation expense to increase in future periods as a result of adopting FAS 123 (R) “Share-Based Payment” on July 1, 2005 (see Recent Accounting Pronouncements).

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Amortization and impairment of goodwill and intangible assets, In-process research and development, and cumulative effect of change in accounting principle for the fiscal years ended June 30, 2005, 2004 and 2003 were (in thousands):

	Fiscal Year ended June 30,
	2005	2004	2003
Amortization of developed and core technology(a)	$5,389	$1,575	$1,818
Amortization of customer contracts—licenses(a)	621	1,488	2,141
Amortization of customer contracts—support(b)	76	—	—
Amortization of customer relationships and trademarks(c)	2,743	269	272
Amortization of workforce in place(c)	45	—	—
In-process research and development(d)	—	—	400
Impairment of goodwill and intangible assets(e)	—	—	8,045
Cumulative effect of change in accounting principle(f)	—	—	14,547

Total amortization and impairment of goodwill and intangible assets	$8,874	$3,332	$27,223

(a) Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our consolidated statements of operations. The increase in amortization in fiscal year 2005 reflects the increase due to the acquisitions of Magic4 and Cilys during the fiscal year. The decrease in fiscal year 2004 from the prior year is due to some intangible assets becoming fully amortized during fiscal year 2004.

(b) Amortization of customer contracts for support is included in Cost of Revenues—Maintenance and Support. The increase in amortization in fiscal year 2005 reflects the increase due to the acquisition of Magic4 on July 30, 2004.

(c) Amortization of acquired customer relationships, trademarks and workforce-in-place is included in operating expenses. The increase in amortization in fiscal year 2005 reflects the increase due to the acquisitions of Magic4 and Cilys during the fiscal year.

(d) In-process research and development represents the fair value of the acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was expensed when we acquired SignalSoft, and was reflected in our consolidated statements of operations for the year ended June 30, 2003.

(e) During the year ended June 30, 2003, we completed the acquisition of SignalSoft, for $63.9 million. At September 30, 2002, we had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in our market capitalization through September 30, 2002, as well as our announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of our goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test, we determined that none of our long-lived assets have been impaired under SFAS No. 144. We concluded that we are a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization under SFAS No. 142. Considering the significant decrease in our market capitalization from the date of the SignalSoft acquisition, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the three months ended December 31, 2002 related to finalization of the purchase price allocation, the goodwill related to these adjustments was fully impaired during the three months ended December 31, 2002. The impairment of the goodwill resulted in charges of $8.0 million for the year ended June 30, 2003 and was classified as amortization and impairment of goodwill and intangible assets in our consolidated statements of operations.

(f) During the year ended June, 30, 2003, we adopted SFAS No. 142 and recognized a transitional impairment of $14.5 million, which was reported as a cumulative effect of change in accounting principle.

Identified intangible assets are amortized on a straight-line basis over three to four years.

MERGER, ACQUISITION AND INTEGRATION-RELATED COSTS

As a result of the SignalSoft acquisition, we recorded merger, acquisition and integration-related costs of $0.4 million for the fiscal year ended June 30, 2003, relating to retention bonuses for employees and other costs incurred solely as a result of the integration.

INTEREST INCOME

Interest income totaled $5.5 million, $4.4 million and $5.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Although our total cash and investments decreased by 16% during fiscal year 2005, compared to fiscal year 2004, our average effective interest rate earned during fiscal year 2005 increased to 2.9%, up from 1.3% in fiscal year 2004, as a result of general interest rate increases. Although our average cash and investments balance increased in fiscal year 2004 as compared to fiscal year 2003, our interest income did not increase correspondingly because the effective interest rate earned decreased from 2.3% to 1.3% in fiscal years 2003 and 2004, respectively.

INTEREST EXPENSE

We incurred interest expense during the fiscal years ended June 30, 2005, 2004, and 2003 of $5.2 million, $4.2 million, and $29,000, respectively. The increase in interest expense for fiscal year 2005 as compared to the prior fiscal year is due to our $150.0 million in convertible subordinated notes being outstanding for the entire year as compared to the prior fiscal year when the notes were only outstanding since September 2003.

OTHER INCOME (EXPENSE), NET

Included in other income (expense), net is foreign exchange gain (losses), which totaled $0.5 million, $(0.2) million, and $1.0 million for the years ended June 30, 2005, 2004 and 2003, respectively. These fluctuations are the result of our exposure to movements in foreign currency rate changes. We use hedges to limit our exposure to these types of movements.

IMPAIRMENT OF NON-MARKETABLE EQUITY SECURITIES

During the years ended June 30, 2003 we impaired non-marketable equity securities of $5.3 million. The impairment represented three strategic investments, (see Note 11 to the consolidated financial statements for further discussion).

INCOME TAXES

Income tax expense totaled $8.8 million, $9.3 million and $11.0 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of certain foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $391.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Lease Obligations and Long-Term Debt Obligations

As of June 30, 2005, our principal commitments consisted of obligations outstanding under operating leases, as well as our convertible debt obligations.

On February 28, 2005, we entered into two sublease agreements (the “Sublease Agreements”) to lease office space in adjacent buildings at 2100 Seaport Boulevard and 2000 Seaport Boulevard in Redwood City, California. Collectively, the Sublease Agreements cover approximately 192,000 square feet which serve as our corporate headquarters. We vacated our prior corporate headquarters located at 1400 Seaport Boulevard, Redwood City, California as of June 1, 2005.

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013, with a one time right to terminate one or both of the Sublease Agreements on July 30, 2009. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent expense for the first 4 years will be $1.73 million per year. The average base rent for the remaining term of the leases shall be approximately $2.13 million per year. In addition, we expect common area and maintenance pass-through charges, including real estate taxes, to be approximately $1.5 to $1.8 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

Our prior headquarter facility lease was entered into in March 2000 for approximately 283,000 square feet of office space located at 1400 Seaport Boulevard, Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease.

We also have numerous facility operating leases at other locations in the United States and throughout the world.

Long-term debt obligations and future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future sublease income were as follows at June 30, 2005 (in thousands):

	Payments due during the Fiscal Year ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual obligation:
Gross operating lease obligations	$24,277	$22,581	$21,346	$20,260	$20,632	$60,893	$169,989
Less: contractual sublease income	(1,855)	(1,762)	(1,137)	—	—	—	(4,754)
Net operating lease obligations	22,422	$20,819	$20,209	$20,260	$20,632	$60,893	$165,235
Interest due on convertible subordinated debt	$4,125	$4,125	$4,125	$2,063			$14,438
Principal payment of convertible subordinated debt	$—	$—	$—	$150,000	$—	$—	$150,000

In November 2004, we purchased developed and core technology from a private company. In addition to the initial consideration paid, we may be required to make contingent payments of up to $850,000 upon the achievement of specified milestones. These milestones primarily relate to future revenues generated from the license of the developed and core technology and would be payable between 12 and 24 months from the signing of the purchase agreement.

Working capital and cash flows

The following table presents selected financial information and statistics as of June 30, 2005, 2004 and 2003, respectively (in thousands):

	As of June 30,
	2005	Percent change	2004	Percent change	2003
Working capital	$244,849	-3%	$251,419	98%	$126,662

Cash and cash investments:
Cash and cash equivalents	126,462	-18%	153,469	59%	96,329
Short-term investments	110,093	-5%	116,302	52%	76,355
Long-term investments	25,909	-42%	44,663	14%	39,195
Restricted cash	24,293	-11%	27,384	23%	22,271

Total cash and investments	$286,757	-16%	$341,818	46%	$234,150

	Fiscal Year ended June 30,
	2005	2004	2003
Cash used for operating activities	$(7,618)	$(47,802)	$(57,839)
Cash provided by (used for) investing activities	$(37,979)	$(58,276)	$35,417
Cash provided by financing activities	$19,176	$163,218	$2,952

We obtained a majority of our cash and investments through prior public offerings, totaling $524.9 million. In addition, we received approximately $145.0 million from the issuance of our $150 million convertible subordinated notes during the year-ended June 30, 2004. We intend to use cash provided by such financing activities for general corporate purposes, including potential future acquisitions or other transactions. While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the mean time, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

WORKING CAPITAL

Working capital was fairly consistent as of June 30, 2005 compared to June 30, 2004 due to a similar increase in both current assets and current liabilities, consistent with the growth in the business during fiscal 2005. Accounts receivable increased by $66.4 million as of June 30, 2005 compared to June 30, 2004 primarily as a result of a $48.8 million increase in bookings in the fourth quarter of fiscal year 2005 compared to the same period in the prior year.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $55.1 million as of June 30, 2005 compared to June 30, 2004, primarily as a result of cash spent on acquisitions of $52.8 million in fiscal year 2005.

CASH USED FOR OPERATING ACTIVITIES

Cash used in operating activities totaled $7.6 million, $47.8 million, and $57.8 million for the years ended June 30, 2005, 2004 and 2003, respectively.

The $40.2 million decrease in cash used for operating activities in fiscal year 2005 is due to a decrease in net loss excluding the non-cash restructuring expense, from $(27.4) million in fiscal 2004 to $8.4 million in fiscal 2005.

During the year ended June 30, 2004, our cash used for operating activities decreased by $10.0 million, primarily as a result of a $187.1 million decrease in net loss, which was offset by a decrease of $59.5 million in non-cash expenses in fiscal year 2004 compared to fiscal year 2003. This improvement was offset by an increase in the accounts receivable of $14.2 million in fiscal year 2004 versus a decrease of $33.9 million in fiscal year 2003, and a decrease in accrued restructuring costs of $17.7 million in fiscal year 2004 versus an increase of $52.7 million in fiscal year 2003.

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Cash flows provided by (used for) investing activities during the fiscal years ended June 30, 2005, 2004 and 2003 totaled $(38.0) million, $(58.3) million and $35.4 million, respectively.

The $20.3 million decrease in our cash flows used for investing activities for fiscal year ended June 30, 2005 as compared to 2004 relates to a net transfer to cash and equivalents from investments totaling $25.4 million in fiscal year 2005 compared to a net transfer from cash and equivalents to investments totaling $46.2 million in fiscal year 2004, a $71.6 million difference. This was offset by cash used for acquisitions in fiscal year 2005 of $52.8 million, primarily related to the acquisition of Magic4.

The $93.7 million decrease in our cash flows used for investing activities for fiscal year ended June 30, 2004 as compared to 2003 relates to a net transfer from cash and equivalents to investments totaling $46.2 million in fiscal year 2004 compared to a net transfer to cash and equivalents from investments totaling $62.2 million in fiscal year 2003, a $108.4 million difference. This decrease in the use of cash was offset by decrease in cash paid of $19.0 million in connection with the acquisition of SignalSoft in fiscal year 2003.

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Cash flow provided by financing activities decreased by $144.0 million in fiscal year 2005 as compared to the prior fiscal year primarily due to the issuance of convertible debt of $145.0 million during the fiscal year 2004.

Cash flow provided by financing activities increased by $160.3 million in fiscal year 2004 as compared to the prior fiscal year primarily due to the issuance of convertible debt of $145.0 million during and a net increase in proceeds from the exercise of employee stock options compared to the respective prior year period.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, we must adopt the new accounting provisions effective July 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is required to be implemented by the end of fiscal 2006. The interpretation is not expected to have a material impact on our results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and in March 2005 the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Topic 14: Share-Based Payment. SFAS 123R

and SAB 107 will be effective in the first quarter of fiscal 2006 and will result in the recognition of substantial compensation expense relating to our employee stock options. Through June 30, 2005 we used the intrinsic value method to measure compensation expense for stock-based awards to employees. Under this standard, compensation expense is generally not recognized related to stock option grants issued under our stock option plans. Under the new rules, on July 1, 2005, we will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. We plan to adopt SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. We are continuing to evaluate the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The paragraph entitled Stock Based Compensation Plans included in Note 2 to these consolidated financial statements provides the pro forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for the three years ended June 30, 2005.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or referred to in our annual report, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not be able to maintain profitability.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. Except for the quarters ending September 30, 2004 and December 31, 2004, we incurred net losses on a GAAP basis since our inception, including losses of approximately $62.1 million during the fiscal year ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2.0 billion of goodwill impairment and amortization. We have experienced negative cash flows in the past and expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations, or if achieved, be able to maintain it at those levels or at all. Our business faces a number of challenges including:

•	our ability to upgrade, develop and maintain our products and effectively respond to the rapid technology change in wireless and broadband communications;

•	our ability to anticipate and respond to the announcement or introduction of new or enhanced products or services by our competitors;

•	the rate of growth, if any, in end-user purchases of data-enabled mobile phones, use of mobile data by our customers’ subscribers, use of our products, and the growth of wireless data networks generally;

•	our customers’ willingness to launch, maintain and market commercial services utilizing our products;

•	the volume of sales of our products and services by our strategic partners, distribution partners and resellers; and

•	general economic market conditions and their affect on our operations and the operations of our customers.

We may not adequately address these challenges and as a result, our business strategy may not be successful, we may incur additional losses and continued negative cash flow from operations and may not be able to achieve or maintain profitability.

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launches, market acceptance or implementation by our customers of our products and services;

•	purchasing patterns of and changes in demand by our customers for our products and services and the lack of visibility into the timing of our customers’ purchasing decisions;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental or existing customer; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved mobile phones.

Our operating results could also be affected by disputes or litigation with other parties, general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise, and general political and economic factors, including an economic slowdown or recession, acts of terrorism or war, and health crises or disease outbreaks.

In addition, our operating results could be impacted by the amount and timing of operating costs, penalties, indemnity claims, and capital expenditures relating to our business and our ability to accurately estimate and control costs. Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. In particular, because we apply the percentage of completion method for certain fixed fee solutions based arrangements, if our estimates change in a particular period, we may recognize less revenue or even negative revenue for such projects in that period. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results may be of limited use and we may be unable to meet our internal projections or the projections of securities analysts and investors that follow us which could result in the trading price of our stock falling dramatically. These fluctuations may be exaggerated if the trading volume of our common stock is low.

Changes in accounting for stock-based compensation will negatively affect our reported operating results.

We currently account for share based payments to employees using the APB No. 25 intrinsic method and related FASB Interpretation No. 28. Through June 30, 2005, we were not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, on December 16, 2004, the FASB issued SFAS No.123(R), “Share-Based Payment.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. We are required to comply with SFAS No. 123(R) commencing with the first quarter of fiscal year 2006. We expect to incur compensation expense in future periods related to our stock options as a result which will likely have a material negative effect on our reported results.

We issued $150 million of convertible subordinated notes due September 2008, which we may not be able to repay in cash upon a change of control or at maturity and could result in dilution of our earnings per share.

In September 2003, we issued $150 million of 2 3/4% convertible subordinated notes due September 9, 2008. The notes are convertible into shares of our common stock at the option of the holder at any time on or prior to the business day prior to maturity. The notes are currently convertible at a conversion price of $18.396 per share, or 54.3596 shares of our common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of specified events. In addition, each holder may require us to purchase all or a portion of such holder’s notes upon the occurrence of specified change in control events. We may choose to pay the repurchase price of the notes in cash or shares of our common stock. We may not have enough cash on hand or have the ability to access cash to pay the notes in cash on a change of control or at maturity. The repurchase of our notes with shares of our common stock or the conversion of the notes into shares of our common stock may result in dilution of our earnings per share.

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

International sale of product licenses and services accounted for approximately 55% of our total revenues for the years ended June 30, 2005. Risks inherent in conducting business internationally include:

•	failure by us and/or third-parties to develop localized content and applications that are used with our products;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	difficulties in collecting accounts receivable and longer collection periods; and

•	difficulties in staffing and managing foreign operations.

In addition, international sales could suffer due to unexpected changes in regulatory requirements applicable to the Internet or our business or differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law. Managing these risks may subject us to additional costs that may not be justified in light of the market opportunity and any of these factors could harm our international operations and, consequently, our operating results.

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. As there are a limited number of communication service providers, we are susceptible to any declines in the demand for their services from the end-user. Significant customers for the year ended June 30, 2005 include Sprint and Nextel. Revenue recognized from arrangements with Sprint and Nextel accounted for approximately 13% and 12% of our total revenues during the year ended June 30, 2005. In addition, there has been consolidation among communications service providers, including Sprint and Nextel, who merged in August 2005. Accordingly, any changes in our business relationship with Sprint Nextel, or any other significant customer could have an adverse impact on our financial results and stock price.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for each period for the foreseeable future, and any failure by us to capture a significant share of these customers could materially harm our business. We believe that the telecommunications industry is entering a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and contractual terms in general.

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

If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, we may then need to lower prices, change our pricing models, or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results and constrain prices we can charge our customers in the future and we could nonetheless lose market share to our existing competitors or new market entrants.

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Nortel and Lucent;

•	wireless messaging software providers, such as Ericsson and LogicaCMG;

•	software providers, such as 724 Solutions, Critical Path, Intrado, and Verisign;

•	service providers, such as E-Commerce Solutions;

•	client technology competitors, such as Access, Qualcomm and Teleca Systems;

•	computer system companies such as Sun Microsystems;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

•	anti-spam and anti-virus providers such as Ironport.

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

Our technology depends on the adoption of standards such as those set forth by the OMA. If such standards are not effectively established our business could suffer. Use of open industry standards, however, may also make us more vulnerable to competition.

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

In addition, under certain of our arrangements, customers have refundability rights and can invoke penalties should we not perform against certain contractual obligations. If these refundability provisions or penalty clauses are invoked, certain deferred revenues may not be recognizable as revenue, negative revenues may be recorded, and certain deferred charges and penalty expenses may be recognized as a reduction in revenue at such time.

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

Additionally, if content providers and application developers fail to create sufficient applications and content for Internet-based services via mobile phones, our business could suffer materially. Our success in motivating content providers and application developers to create and support content and applications that subscribers find useful and compelling will depend, in part, on our ability to develop a customer base of communication service providers and wireless device manufacturers large enough to justify significant and continued investments in these endeavors.

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

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, emerging companies with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and even if we do, we may not be able to make those investments on acceptable terms, or at all. Further, even if we make investments, we may not gain strategic benefits from those investments. In addition, we may need to record impairment charges to strategic investments we have completed.

We expect to continue making strategic investments and acquisitions and potentially divest assets, which may involve substantial costs, may substantially dilute our existing investors, and may fail to yield anticipated benefits.

We are continuously evaluating investments in complementary technologies and businesses as well as strategic divestments. To date, we have acquired or combined with numerous companies and technologies and may acquire additional companies or technologies or enter into additional business combinations in the future. Acquisitions of companies, divisions of companies, or products, as well as divestitures, entail many risks, any of which could materially harm our business. These risks include:

•	diversion of management’s attention from other business concerns;

•	failure to assimilate the acquired or combined businesses or technologies with pre-existing businesses and technologies;

•	potential loss of key employees to divested businesses, from either our pre-existing business or the acquired or merged business and failure to assimilate the personnel from the acquired business;

•	impact of any negative customer relationships acquired and loss of divested customer relationships;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired or merged company, business, or technology.

Additionally, we may fail to achieve the anticipated synergies from acquisitions, including product integration, marketing, product development, distribution and other operating synergies and may not attain anticipated cost savings from divestments or a favorable price for divested businesses. As a result of such acquisitions, we may acquire significant assets that include goodwill and other purchased intangibles. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets and adversely affect our reported results.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience which are integral in developing, marketing and selling our products.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. In particular, our future success depends in part on the continued services of many of our current executive officers and other key employees. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is difficult to hire and retain these persons due to the competitive labor market for such personnel. Furthermore it may become more difficult to hire and retain key persons as a result of our past restructuring, any future restructurings, and as a result our past stock performance. The loss of one or more of our current key personnel could make it more difficult to successfully implement our business objectives and could harm our future operating results.

Our restructuring of operations may not achieve the results we intend and may harm our business.

In October 2001, September 2002, June 2003, June 2005 and August 2005, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructurings we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources and could impair our marketing, sales and customer support efforts or alter our product development plans. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business. In addition, our restructuring may not result in anticipated cost-savings, which could harm our future operating results.

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

Our stock price could be adversely affected if we are unable to continue to favorably assess the effectiveness of our internal control over financial reporting or if our auditors are unable to provide an unqualified attestation report on our assessment.

In the future, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter future problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report on our assessment, investor confidence and our stock price could be adversely affected.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations totaled $0.5 million, $(0.2) million, and $1.0 million for the years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
EUR	3,000	0.83	9/30/2005
EUR	3,000	0.84	9/30/2005
EUR	14,000	0.83	12/30/2005
AUD	3,000	1.32	9/30/2005
CAD	4,000	1.23	9/30/2005
JPY	900,000	109.64	9/30/2005

(b) Interest Rate Risk

As of June 30, 2005, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $286.8 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2005 (in thousands):

	Expected maturity date for the year ending June 30		Cost Value	Fair Value
			June 30, 2005 Total	June 30, 2005 Total
	2006	2007
Certificate of Deposit	$2,476	$—	$2,476	$2,475
Commercial Paper	13,237	—	13,237	13,234
Corporate Bonds	7,897	4,025	11,922	11,901
Auction Rate Securities	67,350	—	67,350	67,350
Federal Agencies	41,290	—	41,290	41,043

Total	$132,250	$4,025	$136,275	$136,002

Weighted-average interest rate		2.9%

Additionally, the Company had $24.3 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of June 30, 2005. $17.3 million of the restricted investments comprise deposits to collateralized letters of credit for facility leases. A balance of $6.1 million comprises U.S. government securities pledged for payment of the remaining five semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $0.9 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate of the restricted investments was 1.9% at June 30, 2005.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with related notes and the reports of independent registered public accounting firm (KPMG LLP) are set forth on the pages indicated in Item 15.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2005. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year ended June 30, 2005				Fiscal Year ended June 30, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$100,266	$106,266	$93,535	$83,568	$76,822	$74,227	$71,753	$67,989
Total cost of revenues	33,366	34,578	28,848	23,205	23,791	20,318	18,693	18,264
Gross profit	66,900	71,688	64,687	60,363	53,031	53,909	53,060	49,725
Total operating expenses	128,753	69,915	61,723	57,150	51,384	58,456	57,665	62,720
Operating income (loss)	(61,853)	1,773	2,964	3,213	1,647	(4,547)	(4,605)	(12,995)
Net income (loss)	$(62,338)	$(2,614)	$1,866	$957	$(737)	$(5,738)	$(9,387)	$(13,989)

Basic and diluted net income (loss):
Basic and diluted net income (loss) per share	$(0.91)	$(0.04)	$0.03	$0.01	$(0.01)	$(0.09)	$(0.15)	$(0.23)
Shares used in computing basic diluted net income (loss) per share	68,264	67,131	66,073	65,151	63,978	63,233	61,925	60,104

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2005. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that we maintained effective internal control over financial reporting as of, June 30, 2005. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. During the quarter ended June 30, 2005, we enhanced our internal controls and remediated and retested areas of internal control deficiencies as previously disclosed in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2004 and March 31, 2005. During this past quarter we took action to address those issues which required improvement. None of the deficiencies, individually, was believed to be material.

Item 9B.    Other Information.

There were no items required to be disclosed in a report on Form 8-K during the fiscal fourth quarter that were not previously reported on Form 8-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Reference is made to the information regarding Directors and Executive Officers appearing under the captions “Election of Directors”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

We have adopted a code of ethics that applies to our CEO, CFO, and Corporate Controller. This code of ethics is posted on our website, located at www.openwave.com, in the “Investors” section under “Corporate Governance”. We intend to post on our website any material changes to, or waiver from, our code of ethics.

Item 11.    Executive Compensation.

The information appearing under the caption “Compensation of Executive Officers” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2005
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders(1)	11,379,314	$12.15	2,850,304
Equity compensation plans not approved by stockholders	1,117,010	$9.29	120,051

Total	12,496,324	$11.89	2,970,355

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of June 30, 2005 there were still options to acquire 12,884 shares with a weighted-average exercise price of $34.47 outstanding under such plans. We assumed all of these options in connection with acquisitions of certain business entities.

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

As of June 30, 2005, awards to purchase 1,117,010 shares of our common stock were outstanding under the plan at a weighted average exercise price of $9.29 per share. As of June 30, 2005, 2,969,843 shares of our common stock had been purchased or issued pursuant to awards granted under this plan.

This plan will continue in effect until terminated by the board of directors. The board of directors may amend, alter or discontinue the plan, but no amendment, alteration or discontinuation of this plan shall be made without the written consent of a participant, if such participant’s rights would be diminished under any previously granted award.

Item 13.    Certain Relationships and Related Transactions.

The information appearing under the caption “Transactions with Management and Directors” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 22, 2005, is incorporated herein by reference.

PART IV

Item 14.    Principle Accounting Fees and Services.

Reference is made to the information regarding Principle Accounting Fees and Service appearing under the caption “Audit and Audit Related Fees” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)  Consolidated Financial Statements and Report of KPMG LLP, independent registered public accounting firm, which are set forth in the Index to Consolidated Financial Statements at page F-1.

(2)  Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-Q dated November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed July 18, 2005).

4.1	Rights Agreement by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, dated August 8, 2000, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate, as amended and restated in its entirety effective as of June 9, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Indenture by and among the Company and U.S. Bank National Association, as Trustee dated August 8, 2000 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003)

4.5	Registration Rights Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated dated September 9, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1	Openwave Systems Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.2	Form of Restricted Stock Purchase Agreement by and between the Company and Executive Officers Listed on Exhibit A under the Openwave Systems Inc. 1995 Stock Plan, (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.3	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

Exhibit Number	Description

10.4	Openwave Systems Inc. 1999 Directors’ Stock Option Plan and form of stock option agreement (incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.5	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.6	Openwave Systems Inc. 2001 Stock Compensation Plan, as amended and restated in its entirety effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.7	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.8	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.9	Transition and Release Agreement by and between the Company, and Donald Listwin dated July 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed July 18, 2005).

10.10	Amended and Restated Employment Terms Letter Agreement by and between the Company and Joshua Pace (incorporated by reference to Exhibit 10.48 to the Company’s quarterly report on Form 10-Q filed May 14, 2003).

10.11	Amendment to Employment Agreement by and between the Company and Joshua Pace, dated as of July 27, 2004 (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K filed September 13, 2004).

10.12	Amendment to Employment Agreement by and between the Company and Joshua Pace, dated as of March 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 11, 2005).

10.13	Transition Employment Agreement by and between the Company and Mr. Kennedy made and entered into as of September 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

10.14	Amended and Restated Employment Terms Letter by and between the Company and Alan Black dated May 29, 2003 (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K filed August 28, 2003).

10.15	Amended and Restated Employment Terms Letter Agreement by and between the Company and Steve Peters dated October 4, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 8, 2004).

10.16	Amended and Restated Employment Terms Letter Agreement by and between the Company and Allen Snyder dated October 4, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 8, 2004).

10.17	Restricted Stock Bonus Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.18	Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Allen Snyder dated October 1, 2002 (incorporated by reference to Exhibit 10.45 to the Company’s quarterly report on Form 10-Q filed February 14, 2003).

10.19	Employment Transition and Release Agreement by and between the Company and David Hose dated November 30, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed February 9, 2004).

Exhibit Number	Description

10.20	Employment Transition and Release Agreement by and between the Company and Jon Schantz dated October 15, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 9, 2004).

10.21	Employment Agreement by and between the Company and David C. Peterschmidt dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed November 5, 2004).

10.22	Employment Agreement by and between Openwave Systems Limited and Simon Wilkinson dated May 11, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed January 28, 2005).

10.23	Amendment to Employment Agreement by and between Openwave Systems Limited and Simon Wilkinson dated January 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed January 28, 2005).

10.24	Consulting Agreement by and between the Company and Gerald Held dated December 1, 2004, as terminated by Letter Agreement between the Company and Gerald Held, dated April 27, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 9, 2005).

10.25	Letter Agreement by and between the Company and Gerald Held dated April 27, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed May 3, 2005).

10.26	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.27	Form of Change of Control Severance Agreement by and between the Company and the Company’s Named Executive Officers (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.28	Amended Executive Severance Benefit Policy dated December 15, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed December 21, 2004).

10.29	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.30	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Financial Officer.

32.1	Certificate of Openwave Systems Inc Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 12, 2005

OPENWAVE SYSTEMS INC.

By:	/s/ JOSHUA PACE Joshua Pace Chief Financial Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints David Peterschmidt and Joshua Pace, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID PETERSCHMIDT David Peterschmidt	President, Chief Executive Officer and Director	September 12, 2005

/s/ JOSHUA PACE Joshua Pace	Chief Financial Officer	September 12, 2005

/s/ BERNARD PUCKETT Bernard Puckett	Chairman of the Board	September 12, 2005

/s/ BO HEDFORS Bo Hedfors	Director	September 12, 2005

/s/ MASOOD JABBAR Masood Jabbar	Director	September 12, 2005

/s/ KEN DENMAN Ken Denman	Director	September 12, 2005

/s/ JERRY HELD Jerry Held	Director	September 12, 2005

OPENWAVE SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Openwave Systems Inc. as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2(g) to the consolidated financial statements, effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Mountain View, California

September 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Openwave Systems Inc. (“Openwave”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Openwave’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Openwave maintained effective internal control over financial reporting as of June 30, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Openwave maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Openwave and subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

September 12, 2005

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$126,462	$153,469
Short-term investments	110,093	116,302
Accounts receivable, net	144,853	78,421
Deferred tax assets, net	—	470
Prepaid and other current assets	21,961	15,224

Total current assets	403,369	363,886
Property and equipment, net	16,765	30,552
Long-term investments, and restricted cash and investments	50,202	72,047
Deferred tax assets, less current portion	—	2,020
Deposits and other assets	3,910	5,052
Goodwill	44,073	723
Intangible assets, net	30,974	2,228

	$549,293	$476,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,861	$4,697
Accrued liabilities	53,140	36,679
Accrued restructuring costs	20,236	10,429
Deferred tax liabilities, net	1,289	—
Deferred revenue	72,994	60,662

Total current liabilities	158,520	112,467
Accrued restructuring costs, net of current portion	77,261	38,838
Deferred revenue, net of current portion	4,025	1,321
Deferred rent obligations	691	4,308
Deferred tax liabilities, net of current portion	5,025	—
Convertible subordinated notes, net	147,367	146,542

Total liabilities	392,889	303,476

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 70,495 and 64,558 issued and outstanding as of June 30, 2005 and 2004, respectively	70	64
Additional paid-in capital	2,798,914	2,742,139
Deferred stock-based compensation	(13,163)	(1,991)
Accumulated other comprehensive loss	(1,048)	(736)
Notes receivable from stockholders	—	(204)
Accumulated deficit	(2,628,369)	(2,566,240)

Total stockholders’ equity	156,404	173,032

	$549,293	$476,508

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2005	2004	2003
Revenues:
License	$175,565	$145,668	$143,034
Maintenance and support services	93,295	84,163	78,530
Professional services	75,422	47,015	27,048
Project / Systems	39,353	13,945	19,343

Total revenues	383,635	290,791	267,955

Cost of revenues:
License	8,972	7,783	7,882
Maintenance and support services	31,873	24,588	28,972
Professional services	55,564	38,816	23,554
Project / Systems	23,588	9,879	17,369

Total cost of revenues	119,997	81,066	77,777

Gross profit	263,638	209,725	190,178

Operating expenses:
Research and development	94,986	93,260	115,119
Sales and marketing	97,693	97,765	115,199
General and administrative	46,312	33,355	46,998
Restructuring and other costs	70,560	2,426	93,117
Stock-based compensation*	5,202	3,150	3,681
Amortization of intangible assets and impairment of goodwill	2,788	269	8,317
In-process research and development	—	—	400
Merger, acquisition and integration-related costs	—	—	386

Total operating expenses	317,541	230,225	383,217

Operating loss	(53,903)	(20,500)	(193,039)
Interest income	5,510	4,357	5,884
Interest expense	(5,233)	(4,163)	(29)
Other income (expense), net	305	(206)	1,086
Impairment of non-marketable equity securities	—	—	(5,328)

Loss before provision for income taxes and cumulative effect of a change in accounting principle	(53,321)	(20,512)	(191,426)
Income taxes	(8,808)	(9,339)	(10,985)

Loss before cumulative effect of a change in accounting principle	(62,129)	(29,851)	(202,411)
Cumulative effect of a change in accounting principle	—	—	(14,547)

Net loss	$(62,129)	$(29,851)	$(216,958)

Basic and diluted net loss per share:
Before cumulative effect of a change in accounting principle	$(0.93)	$(0.48)	$(3.41)
Cumulative effect of a change in accounting principle	—	—	(0.25)

Basic and diluted net loss per share	$(0.93)	$(0.48)	$(3.66)

Shares used in computing basic and diluted net loss per share	66,650	62,310	59,314

* Stock-based compensation by category:
Research and development	$801	$890	$1,202
Sales and marketing	1,424	524	510
General and administrative	2,977	1,736	1,969

	$5,202	$3,150	$3,681

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Fiscal Year ended June 30, 2003

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Balances as of June 30, 2002	58,929	$59	$2,757,435	$(7,159)	1,067	$(38,087)	$636	$(557)	$(2,319,431)	$392,896
Issuance of common stock, net of repurchases of unvested shares	939	1	2,799	—	—	—	—	—	—	2,800
Issuance of common stock related to acquisitions	54	—	140	—	—	—	—	—	—	140
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	303	—	303
Non-employee stock-based compensation	—	—	27	—	—	—	—	—	—	27
Stock-based compensation related to restricted stock grants	492	—	1,805	(1,805)	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	3,654	—	—	—	—	—	3,654
Reversal of deferred stock-based compensation	—	—	(3,125)	3,125	—	—	—	—	—	—
Cancellation and retirement of treasury shares	—	—	(38,087)	—	(1,067)	38,087	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(216,958)	(216,958)	$(216,958)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(584)	—	—	(584)	(584)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(217,542)

Balances as of June 30, 2003	60,414	$60	$2,720,994	$(2,185)	—	$—	$52	$(254)	$(2,536,389)	$182,278

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Fiscal Year ended June 30, 2004

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Issuance of common stock related to stock option and warrant exercises	3,932	$4	$18,189	$—	$—	$—	$—	$—	$—	$18,193
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	50	—	50
Stock-based compensation related to restricted stock grants	217	—	2,972	(2,972)	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	3,150	—	—	—	—	—	3,150
Reversal of deferred stock-based compensation	(5)	—	(16)	16	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(29,851)	(29,851)	$(29,851)
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	(788)	—	—	(788)	(788)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(30,639)

Balances as of June 30, 2004	64,558	$64	$2,742,139	$(1,991)	—	$—	$(736)	$(204)	$(2,566,240)	$173,032

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Fiscal Year ended June 30, 2005

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Treasury stock		Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Issuance of common stock related to stock option exercises	3,088	$3	$22,978	$—	$—	$—	$—	$—	$—	$22,981
Issuance of common stock related to acquisitions	1,563	2	18,123	(339)	—	—	—	—	—	17,786
Write-off of notes receivable from stockholders	—	—	—	—	—	—	—	204	—	204
Reclassification of note receivable and unrecognized compensation	—	—	(450)	90	—	—	—	—	—	(360)
Stock-based compensation related to restricted stock grants	1,425	1	17,421	(17,422)	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	5,202	—	—	—	—	—	5,202
Repurchase of unvested shares of restricted stock	(139)	—	(1,297)	1,297	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(62,129)	(62,129)	$(62,129)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	277	—	—	277	277
Foreign currency translation adjustment	—	—	—	—	—	—	(589)	—	—	(589)	(589)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(62,441)

Balances as of June 30, 2005	70,495	$70	$2,798,914	$(13,163)	—	$—	$(1,048)	$—	$(2,628,369)	$156,404

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(62,129)	$(29,851)	$(216,958)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	19,736	23,160	35,081
Amortization of discount on convertible debt and debt debt issuance costs	1,005	813	—
Stock-based compensation	5,202	3,150	3,681
Write-off of Note Receivable	204	—	—
Other non-cash items	90	—	—
(Gain)/loss on sale of property and equipment	(77)	350	145
Impairment of non-marketable equity securities	—	—	5,328
Provision for (recovery of) doubtful accounts	1,990	(1,333)	3,032
Accelerated depreciation and impairments of fixed assets—restructuring related	15,608	813	14,285
Impairment of goodwill and intangible assets	—	—	8,045
In-process research and development	—	—	400
Deferred income tax	(3,150)	(1,775)	121
Cumulative effect of a change in accounting principle	—	—	14,547
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(61,707)	(14,181)	33,947
Prepaid assets, deposits, and other assets	(6,616)	(708)	508
Accounts payable	5,392	853	(1,715)
Accrued liabilities	19,623	372	(17,475)
Accrued restructuring costs	43,436	(17,658)	52,728
Deferred revenue	14,135	(11,807)	6,461

Net cash used for operating activities	(7,618)	(47,802)	(57,839)

Cash flows from investing activities:
Purchases of property and equipment	(12,416)	(7,004)	(8,423)
Proceeds from sale of property and equipment	124	43	164
Purchase of intangible assets	(450)	—	—
Restricted cash and investments	2,895	(5,113)	629
Acquisitions, net of cash acquired	(52,755)	—	(18,973)
Investment in non-marketable equity securities	(809)	—	(209)
Purchases of short-term investments	(123,829)	(173,005)	(66,575)
Proceeds from sales and maturities of short-term investments	153,836	164,910	142,305
Purchases of long-term investments	(4,613)	(62,688)	(54,122)
Proceeds from sales and maturities of long-term investments	38	24,581	40,621

Net cash provided by (used for) investing activities	(37,979)	(58,276)	35,417

Cash flows from financing activities:
Proceeds from issuance of common stock, net	22,981	18,193	2,800
Repayment of note payable	(3,805)	—	—
Payment of notes receivable from stockholders	—	50	303
Proceeds from issuance of convertible debt, net	—	144,975	—
Payments of capital lease obligations	—	—	(151)

Net cash provided by financing activities	19,176	163,218	2,952

Effect of exchange rate on cash and cash equivalents	(586)	—	—

Net increase (decrease) in cash and cash equivalents	(27,007)	57,140	(19,470)
Cash and cash equivalents at beginning of year	153,469	96,329	115,799

Cash and cash equivalents at end of year	$126,462	$153,469	$96,329

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,134	$12,550	$13,088

Cash paid for interest	$5,153	$2,078	$29

Non-cash investing and financing activities:
Common stock issued and options assumed in acquisitions	$18,123	$—	$140

Cancellation and retirement of treasury stock	$—	$—	$38,087

Reclass of long-term investments to short-term investments	$23,527	$32,167	$54,046

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005, 2004 and 2003

(1)    Organization

Openwave Systems Inc. (the “Company”), was incorporated in Delaware in 1994 to develop and market software that enables the delivery of Internet-based services to mass-market wireless telephones. The Company’s software products comprise client software, which includes our mobile phone browser software and architecture software that resides on mobile phones, and server software, which comprises foundation software required to enable internet connectivity to mobile phones and to build a set of applications for mobile phone users and application software which enables end-users to exchange electronic mail and multimedia messages from personal computers, wireline telephones and mobile phones, and provides end-users with spam and virus protection.

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

Certain amounts in prior periods as reported on the consolidated balance sheet and consolidated statements of cash flows have been reclassified to conform to the current year presentation. We reclassified $78.0 million in auction rate securities from cash and cash equivalents to short-term investments on the June 30, 2004 consolidated balance sheet and consolidated statement of cash flows. The Company also reclassified $43.0 million and $24.9 million in auction rate securities from cash and cash equivalents to short-term investments as of June 30, 2003 and 2002, respectively. These reclassifications decreased cash flows from investing activities by $35.0 million and $18.1 million in the consolidated statement of cash flows for the years ended June 30, 2004 and 2003, respectively.

(b)    Use of Estimates

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

(c)    Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents comprises cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating by Moody’s P-1 of or higher or by Standard & Poor’s of A1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized. The Company uses the specific-identification method in determining cost in calculating realized gains and losses. The Company invests in short-term and long-term investments with an investment rating by Moody’s of P-1 or higher and Standard & Poor’s of A1 or higher and a maturity of no greater than two years. Short-term investments have maturities of less than one year but longer than 90 days. The Company considers auction rate notes to be short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The objective of the Company’s policy is to protect the value of its fixed income investment portfolio while minimizing principal risk.

(d)    Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, the Company analyzes several factors, including: its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables, the Company may record additional provisions for doubtful accounts. The Company records the provision for doubtful accounts in general and administrative expense in the consolidated statement of operations.

(e)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

(f)    Restricted Cash and Investments

Restricted cash and investments comprise restricted cash equivalents and investments in federal agencies and corporate bonds. The restricted cash and investments secure letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and certain covenants required by the Company’s convertible debt (see Notes 7 and 8 (a)).

(g)    Goodwill and Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Upon the adoption, the Company recognized a transitional goodwill impairment loss of $14.5 million, which was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations. Prior to the adoption of SFAS No. 142, goodwill and the identified intangible assets were amortized on a straight-line basis over

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three to five years. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Goodwill and intangible assets are tested for impairment in the Company’s fiscal third quarter. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values, (see Note 6(e)).

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

(h)    Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support services, professional services and project/systems revenues. As described in Note 5, “Geographic, Segment and Significant Customer Information,” the disaggregated revenue information reviewed on a product category basis by the Chief Executive Officer (“CEO”) includes server software and services and client software and services revenues. The Company licenses its server software primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force.

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

Delivery has occurred.    The Company’s software may be either physically or electronically delivered to the customer. For those products that are delivered physically, the Company’s standard transfer terms are freight on board (“FOB”)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shipping point. For electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware via the Company’s file transfer protocol (“FTP”) server. If the Company’s contracts include customer acceptance criteria that the Company has not reliably satisfied at the time of delivery of its software, delivery, for purposes of license, occurs when such acceptance criteria is satisfied. For professional services arrangements with milestones, delivery occurs when milestones are reached or, if milestones are not substantive, delivery occurs as services are proportionally performed.

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

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multi-element arrangement is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and, revenue from professional services is recognized as services are proportionately performed. New version coverage revenue is classified as license revenue in the Company’s consolidated statements of operations.

For its new version coverage and maintenance and support services elements, the Company determines that it has sufficient VSOE to allocate revenue to these elements when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In multiple element arrangements where the Company does not have VSOE for either professional services or maintenance and support, or both, the Company classifies revenue in its consolidated statement of operations based on derived fair value. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis and revenue is recognized ratably in the applicable derived respective revenue classifications. Specifically, the Company classifies revenue first to either professional services or maintenance and support based on these respective elements derived fair value and then the residual arrangement fee is classified as license revenue. Derived fair value for professional services or maintenance and support is considered the median rate in the Company’s analysis of separately sold professional services and maintenance and support respectively in the applicable geographical region. This derived fair value for professional services or maintenance and support is then multiplied by the unit measure in the arrangement and the revenue is classified accordingly to professional services and maintenance and support, respectively, and any residual arrangement fee is classified as license revenue. Assuming all other revenue recognition criteria are satisfied, the derived professional services revenue, maintenance and support revenue, and any residual license revenue are recognized ratably over the longer of the maintenance and support period or professional services delivery period commencing when there is only one remaining undelivered element without VSOE.

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase professional services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Professional services are generally billed on a time-and-materials or milestone-achieved basis. The Company may also bill the customer one flat fee for licenses and services. In these flat fee contracts, if services are described in the contract such that the total price of the arrangement would be expected to

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vary as a result of the inclusion or exclusion of the services, services are accounted for separately, assuming all other revenue recognition criteria are satisfied. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee professional service arrangements, the Company measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion.

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

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery, but rather is recognized as follows, assuming that all other revenue recognition criteria have been met:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due or when cash is received, if cash is received in advance of the due date.

•	Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. License revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	The Company enters into certain multiple-element arrangements in which license fees are sold on a committed basis, but maintenance and support and/or new version coverage fees are payable based on contingent usage. For these arrangements, the Company recognizes license revenue ratably over the period the Company expects to provide maintenance and support and/or new version coverage, and recognizes the contingent usage-based fees for maintenance and support fees and/or new version coverage fees at the time such fees become fixed or determinable.

In certain arrangements that require SOP 81-1 contract accounting, the Company sells maintenance and support for which there is no VSOE. In such arrangements, the Company applies the completed contract method, recognizing all

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element.

During the year ended June 30, 2004, the Company entered into a significant contract with Nextel to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for project milestone payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization and modification of the software and third-party software; and ongoing managed services for the software system/solution. The Company initially determined that it had a single unit of accounting, as defined in EITF Issue No. 00-21, as the Company could not determine the fair value of one undelivered element. For the quarter ended June 30, 2004, the Company recognized revenue using the proportional performance method initially assuming a zero profit margin, as the Company believed it could not reasonably estimate project completion status at June 30, 2004, but believed profitability was reasonably assured. During the quarter ended September 30, 2004, the Company determined the fair value of all remaining undelivered elements and thus was able to separate the arrangement into three specific accounting units which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. Nextel can renew both the post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Furthermore, applying the guidance in EITF Issue No. 00-21, which limits revenue recognition to earned and realizable billings or amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions, revenue recognition on the arrangement is limited to non-contingent revenue. For the years ended June 30, 2005 and 2004, the Company recognized $18.2 million and $5.0 million, respectively, in systems revenue from this arrangement, which was classified as project/systems revenues in the Company’s consolidated statements of operations. The corresponding costs of sales recognized in the fiscal years ended June 30, 2005 and 2004 was $10.7 million and $5.0 million, respectively. Additionally, from this arrangement, for the year ended June 30, 2005, the Company recognized $3.3 million of license revenue in the Company’s consolidated statement of operations. This revenue reflects the contracted value of non-system license fees pertaining to a separate contract that could not be separated for revenue recognition purposes from the larger managed services, software, and solution contract. As of June 30, 2004, direct and incremental costs of $5.7 million on the arrangement incurred in excess of the proportional performance were deferred and were classified within prepaid and other current assets. As of June 30, 2005, the project was complete.

During the quarter ended December 31, 2004, the Company entered into a significant contract with Sprint to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for software custom modification and installation milestone payments, license fee payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage;

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

implementation services, including significant customization, modification and development of the software and third-party software; and ongoing managed services for the software system/solution. The software custom modification and installation milestone fees are due when certain progress milestones are achieved; the license fees are due within twelve months from final acceptance of the solution; and the ongoing service payments are due when services are performed. The software custom modification and installation fees are refundable to the extent of approximately $15.7 million if the Company does not satisfy certain customer specified acceptance testing and the Company is subject to liquidated damage penalties if it fails to deliver against certain progress milestones. Through June 30, 2005, the Company has received $15.6 million in payments of which $2.5 million is refundable if the Company does not satisfy certain customer specified acceptance testing. As of June 30, 2005, the Company believed delivery against this acceptance testing is reasonably assured in the first half of fiscal year 2006 and the customer will satisfy their contractual obligations. Additionally, the Company believes that Sprint will not trigger material liquidated damage penalties or refundability provisions. Prospectively, if the Company determines that it will be unable to satisfy the acceptance testing or expects it will incur liquidated damages, a reduction in the total contract revenue will be accounted for in the period that the Company determines that it will not be able to satisfy the acceptance testing or it will incur liquidated damages. The Company determined that it had three units of accounting as defined in EITF Issue No. 00-21 which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. Sprint can renew both the non-third party post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. Additionally, the Company determined it had evidence of fair value for third party post contract customer support. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Accordingly, the Company recognized $20.2 million in systems revenue from this arrangement during the year ended June 30, 2005, which was classified as project/systems revenues in the Company’s consolidated statements of operations. The corresponding costs of sales recognized in the year ended June 30, 2005 was $12.3 million. As of June 30, 2005, direct and incremental costs of $4.1 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(j)    Advertising expense

Advertising and promotion costs are generally charged to expense as incurred. Advertising costs totaled $3.8 million, $3.1 million and $3.5 million, for the years ended June 30, 2005, 2004 and 2003, respectively.

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

During the years ended June 30, 2005 and 2004, the Company granted employees 1,425,000 and 217,000 shares, respectively of restricted stock with an aggregate value of $17.4 million and $3.0 million, respectively, on the date of grant, which was recorded as deferred compensation and will be amortized over the service period of one to four years.

If the fair value based method had been applied in measuring stock compensation expense, the pro-forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2005	2004	2003
Net loss, as reported	$(62,129)	$(29,851)	$(216,958)
Add: Stock-based compensation included in net loss, zero tax effect	5,202	3,150	3,681
Deduct: Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(27,240)	(48,233)	(117,106)

Pro-forma net loss	$(84,167)	$(74,934)	$(330,383)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.93)	$(0.48)	$(3.66)
Pro forma	$(1.26)	$(1.20)	$(5.57)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Fiscal Year ended June 30,
	2005	2004	2003
Stock option plans
Expected life (years)	2.41	3.00	4.09
Risk-free interest rate	3.1%	2.7%	2.3%
Volatility	89.9%	129.0%	105.0%

(l)    Foreign Currency Translation and Derivative Financial Instruments

The functional currency of the Company’s foreign subsidiaries is deemed to be either the United States Dollar (“USD”) for subsidiaries deemed to be an extension of the operations in the United States, or the local currency for other subsidiaries. Current assets and current liabilities recorded in foreign currencies whose functional currency is the USD are translated into USD at year-end exchange rates; non-monetary assets and liabilities are translated at historical exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments for subsidiaries with a USD functional currency are included in other income (expense), net in the consolidated statements of operations. The effects of foreign currency translation adjustments for subsidiaries with a local functional currency are included in accumulated other comprehensive income (loss) within equity in the consolidated balance sheet. All transactional gains or losses on foreign currency transactions are recognized in other income (expense), net in the consolidated statement of operations.

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

The Company operates internationally and is exposed to movements in foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on its operating results. The

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, and, accordingly, adjusts these instruments to fair value through operations. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying consolidated statements of operations totaled $0.5 million, $(0.2) million, and $1.0 million for the years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, the Company had the following forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
EUR	3,000	0.83	9/30/2005
EUR	3,000	0.84	9/30/2005
EUR	14,000	0.83	12/30/2005
AUD	3,000	1.32	9/30/2005
CAD	4,000	1.23	9/30/2005
JPY	900,000	109.64	9/30/2005

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

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and, upon the acquisition of Magic4, foreign currency translation adjustments. Tax effects of comprehensive loss have not been material. The Company reported the components of comprehensive loss on its Consolidated Statements of Stockholders’ Equity and Comprehensive Loss. The balance of foreign currency translation adjustments at June 30, 2005 and 2004 was $0.6 million and zero, respectively. The amount of unrealized loss on available-for-sale securities at June 30, 2005 and 2004 was $0.3 million and $0.7 million, respectively.

(o)    Financial Instruments and Concentration of Risk

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, long term investments, restricted cash and investments, and accounts payable, approximates fair value due to their short-term nature of these financial instruments. The fair value of the Company’s 2 3/4% convertible subordinated notes was approximately $160.1 million at June 30, 2005, based on available market information.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable investments, and trade accounts receivable.

Cash and cash equivalents, short and long term investments, and restricted cash and investments are held with large and established financial institutions. Accounts receivable is comprised of sales of products and services principally to leading communication service providers and prominent wireless device manufacturers. Credit risk is concentrated primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

A significant portion of the Company’s revenues are received by wireless mobile operators. As such, there is a limited number of companies providing these services, which makes the Company susceptible to a concentration of risk if the demand for wireless mobile services were to decline. In addition, some of these wireless mobile operators have merged recently, including Sprint and Nextel in August 2005. The combined entity, Sprint Nextel, accounted for 25% of our fiscal year 2005 revenues. Any changes in the Company’s business relationship with Sprint Nextel could have an adverse impact on the consolidated financial statements.

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

	Fiscal Year ended June 30,
	2005	2004	2003
Weighted average shares of common stock outstanding	67,410	62,716	59,737
Weighted average shares of restricted stock subject to repurchase	(760)	(406)	(423)

Weighted average shares used in computing basic and diluted net loss per common share	66,650	62,310	59,314

Basic and diluted net loss per share, before cumulative effect of a change in accounting principle	$(0.93)	$(0.48)	$(3.41)
Cumulative effect of change in accounting principle	—	—	(0.25)

Basic and diluted net loss per share	$(0.93)	$(0.48)	$(3.66)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential common stock that are not included in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2005	2004	2003
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	760	406	423
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income	7,535	8,102	4,088
Options that were excluded from the computation of dilutive shares outstanding because the exercise price exceeds the average market value of the Company’s common stock during the fiscal year	5,297	3,667	12,106
Shares resulting from an “as-if” conversion of the convertible debt	8,154	6,572	—
Contingently issuable shares related to a business combination	941	—	—

(3)    Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective July 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is required to be implemented by the end of fiscal 2006. The interpretation is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and in March 2005 the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Topic 14: Share-Based Payment. SFAS 123R and SAB 107 will be effective in the first quarter of fiscal 2006 and will result in the recognition of substantial compensation expense relating to the Company’s employee stock options. Through June 30, 2005, the Company used the intrinsic value method to measure compensation expense for stock-based awards to employees. Under this standard, compensation expense is generally not recognized related to stock option grants issued under the Company’s stock option plans. Under the new rules, on July 1, 2005, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The Company plans to adopt SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b)

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company is continuing to evaluate the requirements of SFAS 123R and expects that the adoption will have a material impact on its consolidated results of operations and earnings per share. The paragraph entitled Stock Based Compensation Plans included in Note 2 to these consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for the three years ended June 30, 2005.

(4)    Business Combinations and Purchase of Intangible Assets

Acquisition of Magic4

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4, a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.0 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, and (iv) transactions costs of $1.7 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors and transfer taxes. The shares issued were valued at $12.3 million based upon 3-day weighted average closing price through the close date of the acquisition. As of June 30, 2005, the Company had paid $72.0 million of the Initial Consideration.

In addition to the Initial Consideration, the Company has agreed to additional contingent consideration consisting of 1,135,734 shares of the Company’s common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be issued to the former holders of share capital of Magic4 on a pro-rata basis (the “Contingent Consideration”). The Contingent Consideration is contingent upon the continued employment of certain key employees of Magic4 with the Company for specified periods extending through January 2006. These key employees were also holders of the share capital of Magic4. On January 31, 2005, the Company issued the first installment of the contingent consideration comprising 113,570 shares of common stock to the former holders of the share capital of Magic4. The amount of the first installment issued to the key employees was 24,918 shares, resulting in stock-based compensation expense of $339,000 in the quarter ended March 31, 2005, based upon the value at the date of issuance. The value of the remaining 88,652 shares was $1.2 million and was recorded as an addition to goodwill. The sum of Initial Consideration and Contingent Consideration, excluding consideration paid to the key employees discussed above, paid as of June 30, 2005 equals $73.2 million (“Consideration”).

As of June 30, 2005, the remaining 1,022,164 shares of common stock were held in escrow. The value of the contingently issuable shares of common stock will be remeasured upon the completion of the various specified employment periods through January 2006.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The deferred tax liability included $7.7 million classified as non-current. The goodwill of $43.4 is not tax-deductible for tax purposes. Pro Forma financial statements have not been included as the amounts are not material to the consolidated financial results of the Company.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisition of SignalSoft

On July 15, 2002, the Company acquired 100% of the outstanding common shares of SignalSoft Corporation (“SignalSoft”) for $63.9 million in cash. Based in Boulder, Colorado, SignalSoft developed software applications for both commercial and emergency (E911) location-based services. SignalSoft offers mobile operators worldwide the software products and solutions needed to effectively implement location-based services. The acquisition was accounted for as a purchase, and the acquired intangible assets were being amortized on a straight-line basis over a period of up to three years or as the related revenue is recognized. The intangible assets were subsequently fully impaired during the fiscal year ended June 30, 2003, (see Note 11).

The Company determined the allocation between developed and in-process research and development. This allocation was based on whether technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, sets guidelines for establishing technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when a product is classified as a beta version release. As of the date of the acquisition, the Company concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of FIN No. 4, “Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.”

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price was allocated as follows (in thousands):

Tangible net assets	$49,375

Intangible assets:
Goodwill	8,045
Developed technology	1,200
Other intangibles	4,860

Total intangible assets	14,105

In-process R&D	400

Net assets acquired	$63,880

As a result of the SignalSoft acquisition, the Company recorded merger, acquisition and integration-related costs of $0.4 million for the fiscal year ended June 30, 2003, relating to retention bonuses for employees and other costs incurred solely as a result of the integration.

Purchase of technology

In November 2004, the Company purchased developed and core technology from a private company. In addition to the initial consideration of $450,000 paid, the Company may be required to make contingent payments of up to $850,000 upon the achievement of specified milestones. These milestones primarily relate to future revenues generated from the license of the developed and core technology and would be payable between 12 and 24 months from the signing of the purchase agreement.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Fiscal Year ended June 30,
	2005	2004	2003
Disaggregated revenue
Server	$294,518	$237,681	$227,563
Client	89,117	53,110	40,392

Total revenues	$383,635	$290,791	$267,955

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2005	2004	2003
United States	$173,533	$117,989	$106,713
Americas, excluding the United States	24,520	17,834	21,485
Europe, Middle East, and Africa	80,198	70,161	54,532
Japan	54,971	47,074	64,578
Asia Pacific, excluding Japan	50,413	37,733	20,647

	$383,635	$290,791	$267,955

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Customers comprising a significant portion of revenues is as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2005	2004	2003
Customer:
Sprint	13%	8%	13%
Nextel	12%	8%	3%
KDDI	4%	5%	11%

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Balance Sheet Components

(a)    Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, and investments (in thousands):

	June 30, 2005
	Amortized cost	Unrealized Gains	Unrealized losses	Estimated fair value
Cash	$37,735	$—	$—	$37,735
Money market funds	89,495	—	—	89,495
Taxable auction rate securities	67,350	—	—	67,350
Certificate of deposits	19,865	—	—	19,865
Corporate bonds	13,236	—	(3)	13,233
Commercial paper	11,923	—	(22)	11,901
U.S. Treasury securities and obligations of U.S. & State government agencies with unrealized losses	47,426	—	(248)	47,178

	$287,030	$—	$(273)	$286,757

Included in cash and cash equivalents	$126,462	$—	$0	$126,462
Included in short-term investments	110,169	—	(76)	110,093
Included in long-term investments	26,106	—	(197)	25,909
Included in restricted cash and investments	24,293	—	—	24,293

	$287,030	$—	$(273)	$286,757

	June 30, 2004
	Amortized cost	Unrealized Gains	Unrealized losses	Estimated fair value
Cash	$28,997	$—	$—	$28,997
Money market funds	124,472	—	—	124,472
Taxable auction rate securities	78,040	—	—	78,040
Certificate of deposits	17,498	—	—	17,498
Corporate bonds with unrealized losses	17,736	—	(117)	17,619
U.S. Treasury securities and obligations of U.S. & State government agencies with unrealized loss	75,625	—	(433)	75,192

	$342,368	$—	$(550)	$341,818

Included in cash and cash equivalents	$153,469	$—	$—	$153,469
Included in short-term investments	116,456	—	(154)	116,302
Included in long-term investments	45,059	—	(396)	44,663
Included in restricted cash and investments	27,384	—	—	27,384

	$342,368	$—	$(550)	$341,818

As of June 30, 2005, $768,000 of funds held in a money market account were restricted.

As of June 30, 2005, all of the unrealized losses in the above table relate to cash equivalents and short-term investment securities that have been in a continuous unrealized loss position for less than one year. Each of the securities in the above table have investment grade ratings and are in an unrealized loss position due solely to interest rate changes, sector credit rating changes or company-specific rating changes. The Company expects to receive the full

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal and interest on these securities. When evaluating the Company’s investments for possible impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in the above securities are considered to be temporary in nature and, accordingly, the Company does not believe these securities are impaired as of June 30, 2005.

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

	Fiscal Year ended June 30
	2005	2004	2003
Beginning Cost	$1,136	$1,136	$4,391
Add:
Purchases	809	—	2,073
Less:
Impairment	—	—	(5,328)

Ending Cost	$1,945	$1,136	$1,136

During fiscal year 2005, the Company invested $809,000 in cash one private company. During fiscal year 2003, approximately $1.9 million of the additions to the strategic investments were acquired as part of the Company’s acquisition of SignalSoft.

The Company regularly performs an impairment assessment of its strategic equity investments. In performing an impairment assessment, the Company considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency and its access to future capital. As a result of these impairment analysis, the Company determined that three investments, aggregating $5.3 million, in privately-held companies incurred a decline in value that was considered other-than-temporary during the fiscal year ended June 30, 2003. The impairment charges are recorded within impairment of non-marketable equity securities in the Company’s consolidated statements of operations.

(c)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2005	2004
Accounts receivable	$128,146	$61,174
Unbilled accounts receivable	23,914	23,342
Allowance for doubtful accounts	(7,207)	(6,095)

	$144,853	$78,421

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual terms.

Changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2005, 2004, and 2003, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense	Write-offs, net of recoveries	Balance at end of year
Fiscal Year ended June 30, 2005	$6,095	$1,990	$(878)	$7,207
Fiscal Year ended June 30, 2004	$8,350	$(1,333)	$(922)	$6,095
Fiscal Year ended June 30, 2003	$10,476	$3,032	$(5,158)	$8,350

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2005 and 2004 were as follows:

	% of Total Accounts Receivable at June 30,
	2005	2004
Customer:
Nextel	11%	1%
Siemens	3%	11%

(d)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2005	2004
Computer equipment and software	$148,775	$95,874
Furniture and equipment	4,318	9,017
Leasehold improvements	8,265	30,850

	102,878	135,741
Less accumulated depreciation and amortization	(144,593)	(105,189)

	$16,765	$30,552

Depreciation and amortization expense was $10.9 million, $19.8 million and $30.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Goodwill and Intangible assets, net

The following table presents a roll-forward of the goodwill and intangibles, net from June 30, 2004 to June 30, 2005 (in thousands):

	June 30, 2004 Balance	Additions(a)	Amortization	June 30, 2005 Balance
Goodwill	$723	$43,350	$—	$44,073
Intangible assets:
Developed and core technology	1,548	25,715	(5,389)	21,874
Customer contracts—licenses	424	292	(621)	95
Customer contracts—support	—	197	(76)	121
Customer relationships and trademarks	256	11,002	(2,743)	8,515
Workforce-in-place	—	414	(45)	369

	$2,951	$80,970	$(8,874)	$75,047

(a)	Additions comprise goodwill and intangibles acquired in the acquisition of Magic4 of $69.0 million (see Note 4) and intangibles acquired from two other companies for approximately $12.0 million.

The following table presents a roll-forward of the goodwill and intangibles from June 30, 2003 to June 30, 2004 (in thousands):

	June 30, 2003 Balance	Additions	Amortization	June 30, 2004 Balance
Goodwill	$723	$—	$—	$723
Intangible assets:
Developed and core technology	3,123	—	(1,575)	1,548
Customer contracts—licenses	1,912	—	(1,488)	424
Customer relationships and trademarks	525	—	(269)	256

	$6,283	$—	$(3,332)	$2,951

Total amortization expense related to intangible assets was as follows (in thousands):

	Fiscal Year ended June 30,
	2005	2004	2003
Developed and core technology	$(5,389)	$(1,575)	$(1,818)
Customer contracts—licenses	(621)	(1,488)	(2,141)
Customer contracts—support	(76)	—	—
Customer relationships and trademarks	(2,743)	(269)	(272)
Workforce-in-place	(45)	—	—

	$(8,874)	$(3,332)	$(4,231)

Amortization of acquired developed and core technology and customer license contracts is included in Cost of revenues—License.

Amortization of acquired customer support contracts is included in Cost of revenues—Maintenance and support services.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of acquired customer relationships, trademarks, and workforce-in-place is included in Operating expenses.

The carrying amount of intangible assets at June 30, 2005 and 2004, was as follows (in thousands):

	June 30, 2005			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$30,735	$(8,861)	$21,874	$5,020	$(3,472)	$1,548
Customer contracts—licenses	4,342	(4,247)	95	4,050	(3,626)	424
Customer contracts—support	197	(76)	121	—	—	—
Customer relationships and trademarks	11,802	(3,287)	8,515	800	(544)	256
Workforce-in-place	414	(45)	369	—	—	—

	$47,490	$(16,516)	$30,974	$9,870	$(7,642)	$2,228

Based upon intangible assets recorded as of June 30, 2005, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
2006	$9,003
2007	8,700
2008	8,423
2009	4,616
2010	232

$30,974

(f)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2005	2004
Accrued employee compensation	$22,063	$14,841
Other accrued liabilities	31,077	21,838

	$53,140	$36,679

(g)    Deferred Revenue

As of June 30, 2005 and 2004, the Company had deferred revenue of $77.0 million and $62.0 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

•	amounts billed prior to acceptance of product or service;

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	new version coverage and/or maintenance and support elements prior to the time service is delivered;

•	subscriber licenses committed greater than subscriber activated for arrangements being recognized on an subscriber activation basis; and

•	license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated approximately $52.3 million and $28.9 million at June 30, 2005 and 2004, respectively.

(7)    Convertible subordinated notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $825,000 and $667,000 of the discount has been amortized during the fiscal years ended June 30, 2005 and 2004, respectively. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, which is equates to approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006, at a redemption price equal to $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, on such notes to, but not including, the redemption date, if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the optional redemption notice. Each holder may require the Company to purchase all or portion of such holder’s notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. Approximately $180,000 and $146,000 of debt issuance costs has been amortized during the fiscal years ended June 30, 2005 and 2004, respectively. Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At June 30, 2005 and 2004, the balance of the pledged securities was $6.1 million and $10.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheets at June 30, 2005 and 2004.

(8)    Commitments and Contingencies

(a)    Leases

On February 28, 2005, the Company entered into two sublease agreements (the “Sublease Agreements”) with Informatica Corporation (“Informatica”) to lease office space in the buildings known as 2100 Seaport Boulevard (Floors 1-4) and 2000 Seaport Boulevard (2nd Floor and part of the 1st floor) in Redwood City, California. Collectively, the Sublease Agreements cover approximately 192,000 square feet (collectively, the “Premises”). The

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises serve as the Company’s corporate headquarters and the Company vacated its previous corporate headquarters located at 1400 Seaport Boulevard, Redwood City, California as of June 1, 2005.

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013; however, the Company has a one time right to terminate one or both of the Sublease Agreements on July 30, 2009 by giving written notice to Informatica prior to October 31, 2008. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent expense for the Premises for the first 4 years will be approximately $1.73 million per year. The average base rent for the remaining term of the leases shall be approximately $2.13 million per year. In addition, the Company initially expects common area and maintenance pass-through charges for the Premises, including real estate taxes, to be approximately $1.5 to $1.8 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

The Company’s prior headquarter facility lease was entered into in March 2000 for approximately 283,000 square feet of office space located at 1400 Seaport Boulevard, Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The agreement originally required that the Company provide a letter of credit in the amount 125% of the security obligation, $16.5 million. The Company had pledged approximately $20.7 million of cash equivalents and investments to be held in trust as security as of June 30, 2003. During fiscal year 2004, the Company renegotiated the security obligation requirements on the facility lease to remove the stipulation that cash equal 125% of the letter of credit be restricted and replaced it with a stipulation that only cash equal to 100% of the letter of credit be restricted with the condition that the collateral need to be invested in certificates of deposits. As of June 30, 2005, the Company had approximately $16.5 million of certificate of deposits classified as restricted cash and investments related to this lease. Furthermore, the Company has guaranteed additional letters of credit and pledged approximately $0.8 million and $0.8 million as of June 30, 2005 and 2004, respectively, for additional facility leases outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 1.9% as of June 30, 2005, and the resulting income earned is not subject to any restrictions.

The Company also has numerous facility operating leases at other locations in the United States and other locations throughout the world. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future sublease income were as follows at June 30, 2005 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2006	$24,277	$(1,855)	$22,422
2007	22,581	(1,762)	20,819
2008	21,346	(1,137)	20,209
2009	20,260	—	20,260
2010	20,632	—	20,632
Thereafter	60,893	—	60,893

Total	$169,989	$(4,754)	$165,235

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended June 30, 2005, 2004 and 2003, was approximately $17.3 million, $16.0 million and $20.1 million, respectively, net of sublease income of $1.5 million, $3.8 million and $4.6 million for the years ended June 30, 2005, 2004 and 2003, respectively. Future net lease commitments include $97.5 million of accrued restructuring-related lease obligations (See Note 10).

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has scheduled a hearing for April 24, 2006 to consider whether final approval should be granted. No amount is accrued as of June 30, 2005, as a loss is not considered probable or reasonably estimable.

Indemnifications.    The Company’s software license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. As of June 30, 2005, the Company has $750,000 accrued for potential settlements related to indemnification claims.

(c)    Contingencies

In November 2004, the Company purchased developed and core technology from a private company. In addition to the initial consideration paid, the Company may be required to make contingent payments of up to $850,000 upon

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the achievement of specified milestones. These milestones primarily relate to future revenues generated from the license of the developed and core technology and would be payable between 12 and 24 months from the signing of the purchase agreement.

In connection with the acquisition of Magic 4, the Company may be required to issue additional common shares if certain requirements are met, as discussed above in Note 4.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(d)    Stock Plans

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

The 1995 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 2,684,167 shares or 4% of the Company’s outstanding common stock on such date through life of the plan. The 1995 Stock Plan expires on October 16, 2005. The 1996 Stock Plan provides for an automatic annual increase on the first day of the Company’s fiscal year equal to the lesser of 1,000,000 shares or 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year through the life of the plan. The 1996 Stock Plan expires on July 1, 2006. As of June 30, 2005, a total of 1,924,333 shares were available for grant under the 1995 and 1996 Stock Plans.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the 1995 and 1996 Stock Plans, options generally expire ten years from the date of grant; however, the term of incentive stock options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period.

In March 1999, the Company adopted the Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) which provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 400,000 shares of the Company’s common stock have been reserved for issuance. Each Outside Director who becomes a member of the Board of Directors will initially be granted an option to purchase 50,000 shares of the Company’s common stock and thereafter an option to purchase an additional 30,000 shares of the Company’s common stock on the date of the first Board of Directors meeting of each calendar year. Alternatively, the Board of Directors may make grants under this plan in the form of Stock Appreciation Rights (“SARs”) rather than in options. SARs granted in lieu of options shall cover the same number of underlying common shares as the options for which the SARs have been substituted and vested SARs shall be redeemable upon such terms and conditions as the Board of Directors may establish. Upon redemption of the SAR, the Outside Director shall be entitled to receive a distribution from the Company in an amount equal to the excess of (i) the aggregate fair market value on the redemption date of the common shares underlying the redeemed right over (ii) the aggregate strike price in effect for those common shares. The distribution with respect to any redeemed SAR may be made in common shares valued at the fair market value on the redemption date, in cash, or partly in common shares and partly in cash.

Initial options granted to a new Outside Directors under the Directors’ Stock Plan vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Options granted subsequent to the initial option grant to existing Outside Directors vest monthly over a period of four years. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Stock Plan, options have a term of ten years. As of June 30, 2005, there were 61,336 shares available for grant under the Directors’ Stock Plan and no SARs have been issued under this plan.

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

A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the Plan Administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the Plan Administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2005, there were 120,051 shares available for grant under the 2001 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans stated above as of June 30, 2005:

1995 and 1996 Stock Plans	1,924,333
Directors’ Stock Plan	61,336
2001 Stock Plan	120,051

2,105,720

(e)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2005, the Company has issued 3,762,052 shares under restricted stock purchase agreements, of which 544,485 shares have been repurchased and 1,443,713 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(f)    Employee Stock Purchase Plans

In April 2002, the Openwave Purchase Plan became effective, with 508,059 shares available for issuance.

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

In October 2002, the Openwave Purchase Plan was suspended. During the fiscal year ended June 30, 2003 employees purchased 664,672 shares of common stock at an average price of $2.78 per share under the Openwave Purchase Plan prior to the suspension of the Openwave Purchase Plan. As of June 30, 2005, 864,635 shares remained available for future issuance under the Openwave Purchase Plan.

(g)    Stock Option Plans Summary

A summary of the status of the Company’s options and restricted stock grants under its stock option plans is as follows (in thousands, except per share data):

	Fiscal Year ended June 30,
	2005		2004		2003
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	12,553	$10.19	9,250	$6.66	14,844	$28.38
Granted at Fair Market Value	5,437	$12.96	9,247	$11.71	8,823	$3.55
Restricted Stock Granted below Fair Market Value	1,425	$—	217	$—	492	$—
Cancelled, including repurchase of unvested stock grants	(2,393)	$10.98	(2,064)	$11.22	(14,108)	$27.66
Exercised	(4,513)	$5.09	(4,097)	$4.43	(801)	$1.11

Outstanding at end of year	12,509	$11.92	12,553	$10.19	9,250	$6.66

Options exercisable at end of year	5,012	$11.69	5,364	$10.93	3,797	$9.03

	Fiscal Year ended June 30,
	2005	2004	2003
Weighted average fair value of:
Options granted with exercise prices equal to fair value at date of grant	$6.50	$8.07	$2.29
Restricted stock grants with exercise prices less than fair value at date of grant	$12.23	$13.72	$3.67

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows (number of options in thousands):

Exercise Price	Number Outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares exercisable	Weighted- average exercise price
$ 0.03 — $ 2.50	184	6.99	$1.79	184	$1.79
$ 2.51 — $ 3.75	993	7.13	$2.79	832	$2.78
$ 3.76 — $ 5.00	250	6.90	$4.76	217	$4.75
$ 5.01 — $ 10.00	1,204	8.82	$8.79	267	$7.92
$ 10.01 — $ 15.00	9,320	8.92	$12.55	3,170	$12.33
$ 15.01 — $ 20.00	404	8.14	$15.98	196	$16.15
$ 20.01 — $100.00	100	4.30	$27.22	92	$27.33
$ 100.01 — $253.83	54	5.09	$149.55	54	$149.55

	12,509		$11.92	5,012	$11.69

(h)    Stock-based compensation

During the year ended June 30, 2005, the Compensation Committee of the Board of Directors of the Company granted approximately 1,175,000 restricted shares of the Company’s common stock to certain executive officers and other employees of the Company. The Company recorded $14.4 million of deferred stock-based compensation on the date of grant related to the issuance of restricted shares. The restricted grants vest over a period of three or four years from the date of grant through May 2009. In addition, on November 2, 2004, the Compensation Committee of the Board of Directors granted to the Company’s CEO a total of 250,000 restricted shares of the Company’s common stock. The restricted shares vest in equal annual installments through November 2008. The Company recorded deferred stock based compensation related to the restricted stock grant for the Company’s CEO of approximately $3.0 million.

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

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Directors granted to the CEO 166,667 restricted shares of the Company’s common stock. The restricted shares vest in equal monthly installments through December 20, 2005. On the date of grant, the Company recorded deferred stock-based compensation related to the restricted stock grant of $880,000.

As a result of employees who left the Company during the fiscal years ended June 30, 2005, 2004 and 2003, the Company reversed approximately $1.3 million, $16,000 and $3.1 million, respectively, of deferred stock-based compensation and additional paid-in-capital, which represented the unamortized balance of deferred stock-based compensation relating to employees who left the Company.

The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. The Company had deferred stock-based compensation of $13.2 million and $2.0 million at June 30, 2005 and 2004, respectively. The Company recorded $5.2 million, $3.2 million and $3.7 million of amortization of deferred stock compensation for the years ended June 30, 2005, 2004, and 2003, respectively.

(j)    Stock Repurchase Program

During the year ended June 30, 2002, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.67 million shares of common stock. Any purchases under the stock repurchase program were authorized to be made in the open market, in privately negotiated transactions or through the use of derivative securities. In accordance with the program, the Company repurchased approximately 233,333 shares at a weighted average of $25.20 on the open market and sold approximately 1.17 million put options that entitled the holder of each option to sell to the Company, for cash, by physical delivery or net share settlement at the Company’s election, one share of common stock at a specified price. The cumulative net proceeds to the Company from the sale of these put options were recorded as additional paid-in capital at the fair value of $10.5 million, under EITF No. 00-19. Of the 1.17 million put options sold: 333,333 options were exercised, and the Company acquired the shares as treasury stock for $12.8 million; 333,334 of the put options were called by the holder of the options as a result of the closing price falling below the contractual minimum, and the Company chose to settle the options by paying $6.6 million and recorded a decrease in additional paid-in capital under EITF No. 00-19; prior to the stock dropping below the minimum price, the remaining 500,000 put options were renegotiated to permit physical settlement of the put options upon an early termination event, and the Company bought 500,000 shares for $19.4 million and recorded the settlement of the put options as treasury stock. Thus, for the year ended June 30, 2002, the Company repurchased a total of approximately 1.07 million shares under the stock repurchase program at a weighted-average price of $35.70 and recorded net proceeds from put options of $3.9 million, for the overall program to date. Management’s authority to purchase any additional shares under the Company’s stock repurchase program has expired. During the year ended June 30, 2003, the Company cancelled and retired the treasury shares.

(10)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, Company announced four separate restructurings during the years ended June 30, 2005, 2003 and 2002. These restructurings included the fiscal year 2005 restructuring (FY2005 Restructuring), the 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the restructuring activity through June 30, 2005 (in thousands):

	FY 02 Restructuring Plan			FY 03, Q1 Restructuring Plan
	Facility	Severance	Other	Facility	Severance	Other
Accrual balances as of June 30, 2002	$11,860	$692	$43
Activity for the year ended June 30, 2003:
New charges and adjustments to estimates(1)	2,552	(398)	(3)	$53,371	$18,226	$277
Cash paid, net	(5,247)	(213)	(40)	(3,772)	(17,224)	(116)

Accrual balances as of June 30, 2003	9,165	81	—	49,599	1,002	161
Activity for the year ended June 30, 2004:
New charges and adjustments to estimates(2)	824	—	—	576	(595)	(6)
Cash paid, net	(4,065)	(81)	—	(7,588)	(407)	(155)

Accrual balance as of June 30, 2004	5,924	—	—	42,587	—	—
Activity for the year ended June 30, 2005:
New charges and adjustments to estimates(3)	471	—	—	(24)	—	—
Reclassification from deferred rent	—	—	—	—	—	—
Cash paid, net	(3,758)	—	—	(6,629)	—	—

Accrual balance as of June 30, 2005	$2,637	$—	$—	$35,934	$—	$—

	FY 03, Q4 Restructuring Plan			FY 05 Restructuring Plan	Total Accrual
	Facility	Severance	Other	Facility
Accrual balances as of June 30, 2002					$12,595
Activity for the year ended June 30, 2003:
New charges and adjustments to estimates(1)	$803	$5,639	$80		80,547
Cash paid, net	(20)	—	—		(26,632)

Accrual balances as of June 30, 2003	783	5,639	80		66,510
Activity for the year ended June 30, 2004:
New charges and adjustments to estimates(2)	488	889	—		2,176
Cash paid, net	(673)	(6,370)	(80)		(19,419)

Accrual balance as of June 30, 2004	598	158	—		49,267
Activity for the year ended June 30, 2005:
New charges and adjustments to estimates(3)	(98)	(115)	—	$54,717	54,951
Reclassification from deferred rent	—	—	—	4,794	4,794
Cash paid, net	(241)	(43)	—	(844)	(11,515)

Accrual balance as of June 30, 2005	$259	$—	$—	$58,667	$97,497

(1)	Total charges does not include $14.3 million of impairment on fixed assets, offset by $1.7 million on rent adjustments as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2003
(2)	Total charges does not include $0.8 million of impairment of fixed assets, offset by $0.6 million on rent adjustments as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2004
(3)	Total charges does not include $15.6 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for the year ended June 30, 2005.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Since June 30, 2001, 19 sites had been vacated and 8 sites have been selected for downsizing.

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination approximately 400, 480, and 200 employees during the FY2002, FY 2003 Q1, and FY 2003 Q4 Restructuring plans, respectively.

Other

Other charges consist of fees resulting from termination costs of certain software license arrangements and other fees.

Restructuring Plans

The FY2005 Restructuring was announced during the three months ended March 31, 2005 in relation to the Company relocating its headquarters from 1400 Seaport Boulevard to certain floors of 2100 and 2000 Seaport Boulevard in Redwood City, California in order to take advantage of more favorable office lease terms. The Company ceased use of its former headquarters in June 2005. Related to the decision to move headquarters, the Company recorded $14.8 million in accelerated depreciation related to a revision in the useful life of leasehold improvements and certain furniture at 1400 Seaport Boulevard. This was a non-cash charge and is not included in the restructuring liability table above. Of the $58.7 million remaining restructuring accrual at June 30, 2005 we expect to pay $12.3 million through June 30, 2006 and $46.4 million thereafter through April 2013.

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in the Company’s workforce of approximately 200 employees. The majority of these reductions were completed by December 31, 2003. Also included in restructuring and other related costs on the consolidated statements of operations during the year ended June 30, 2005 was a non-cash loss of $0.8 million on the disposal of fixed assets from the early termination of a facility lease that was not previously included in the restructuring accrual. As this was a non-cash charge it is not included in the restructuring liability table above. Of the $0.3 million remaining restructuring accrual at June 30, 2005 we expect to pay $0.1 million through June 30, 2006 and $0.2 million thereafter through February 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in the Company’s

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

workforce of approximately 480 employees as of June 30, 2003. Of the remaining $35.9 million accrual at June 30, 2005 we expect to pay $6.2 million through June 30, 2005 and $29.7 million thereafter through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 30, 2001 as a result of the Company’s desire to improve its cost structure and profitability. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 400 employees. Of the remaining $2.6 million accrual as of June 30, 2005, we expect to pay $1.6 million through June 30, 2006 and $1.0 million thereafter through November 2012.

The following table summarizes the future payments for liabilities by fiscal year (in thousands):

Year ending June 30,	Cash Obligation	Signed Sublease Payments	Estimated Sublease Payments	Net Estimated Cash Payable
2006	$22,915	$(1,736)	$(515)	$20,664
2007	21,698	(1,578)	(2,634)	17,486
2008	19,766	(1,040)	(4,608)	14,118
2009	16,805	—	(5,174)	11,631
2010	17,129	—	(5,326)	11,803
Thereafter	50,311	—	(15,903)	34,408

	$148,624	$(4,354)	$(34,160)	$110,110

(11)    Impairment of Goodwill and Intangible Assets

During the fiscal years ended June 30, 2005 and 2004 there were no impairments of goodwill or intangible assets.

During the fiscal year ended June 30, 2003, the Company completed an acquisition of a business, SignalSoft, for $63.9 million. At September 30, 2002, the Company had $7.3 million of goodwill recorded on the acquisition. The goodwill was adjusted by an additional $758,000 during the three months ended December 31, 2002 to reflect finalization of the purchase price allocation. The significant decrease in the Company’s market capitalization through September 30, 2002, as well as its announcement during the quarter of a restructuring, triggered the requirement for an impairment analysis of the Company’s goodwill and long-lived assets under SFAS No. 142 and 144. Upon completion of the recoverability test under SFAS No. 144, the Company determined that none of its long-lived assets have been impaired. The Company concluded that it is a single reporting unit under SFAS No. 142, and the fair value of the reporting unit is approximated by market capitalization. Considering the significant decrease in the Company’s market capitalization from the date of the acquisition of SignalSoft, all remaining SignalSoft goodwill as of September 30, 2002 was fully impaired. As the adjustments to the SignalSoft goodwill during the three months ended December 31, 2002 related to the finalization of the purchase price allocation, the goodwill related to the adjustments was fully impaired during the three months ended December 31, 2002. The impairment of the goodwill resulted in impairment charges of $8.0 million for the year ended June 30, 2003 under “Amortization and impairment of goodwill and other intangible assets” in the Company’s Consolidated Statements of Operations. For further information regarding SignalSoft acquisition, see Note 4.

Upon the adoption of SFAS No. 142 and SFAS No. 144 in July 2002, the Company recognized a transitional goodwill impairment loss of $14.5 million, which was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations.

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Income Taxes

Loss before income taxes includes net income from foreign operations of approximately $15.1 million, $5.3 million and $8.1 million in 2005, 2004 and 2003 respectively.

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2005	2004	2003
Current:
Foreign, including foreign withholding tax	$12,318	$11,114	$10,864

Deferred:
Foreign	(3,510)	(1,775)	121

Total	$8,808	$9,339	$10,985

The following reconciles the expected corporate federal income tax benefit (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%) to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2005	2004	2003
Federal tax benefit at statutory rate	$(18,662)	$(6,974)	$(70,031)
Net operating losses not benefited	23,952	7,929	63,670
Foreign withholding taxes	6,057	8,164	6,881
Research and development incentives	(1,585)	—	—
Goodwill amortization and impairment	—	—	8,528
Other	(954)	220	1,937

Total tax expense	$8,808	$9,339	$10,985

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$433,383	$412,059
Accruals and allowances not deductible for tax purposes	109,646	82,686
Research and development credit and other credits carry-forwards	46,727	39,441
Intangible assets related to acquisitions	193,269	198,854

Total deferred tax assets, gross	783,025	733,040
Less: valuation allowance	(780,420)	(730,550)

Total deferred tax assets, net of allowance	2,605	2,490

Deferred tax liabilities:
Intangible assets related to acquisitions	(8,919)	—

Net deferred tax assets/(liabilities), net	$(6,314)	$2,490

OPENWAVE SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for substantially all of its federal and state deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The Company has recorded deferred tax assets of $2.6 million, before consideration of deferred tax liabilities, for certain foreign subsidiaries because it has concluded that based on the historical taxable income of the respective foreign subsidiaries, it is more likely than not that the deferred tax assets will be realized.

Approximately $244.0 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the total $46.7 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.1 billion and $391.0 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $26.9 million and $19.7 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2025. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2006 through 2014.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $5.4 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

(13)    Subsequent Events

On August 3, 2005, the Company’s Board of Directors approved a restructuring plan to better align the Company’s resources among its client and server product groups (the “2006 Restructuring Plan”). The Company expects to incur approximately $12 to $15 million in pre-tax restructuring and related charges associated with this 2006 Restructuring Plan, over the six months ending December 31, 2005.

On September 12, 2005, we announced the appointment of Harold (Hal) L. Covert, Jr. as Chief Financial Officer, effective October 1, 2005. Mr. Covert previously served as a director and the chair of our audit committee, from which he resigned effective September 12, 2005. Effective September 12, 2005, Bernard Puckett will serve as the chair of he audit committee. Mr. Puckett currently serves as the chairman of our board of directors and a member of our audit committee.

On September 12, 2005, Openwave announced the resignation of Joshua Pace as Chief Financial Officer of Openwave, effective September 30, 2005. Mr. Pace has agreed to remain with Openwave as an advisor until December 31, 2006.