Form 10-K/A
period 2005-06-30
OPENWAVE SYSTEMS INC
filed 2005-09-13
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on September 12, 2005, and is being filed solely to correct a typographical error contained in Note 6(d), relating to Property and Equipment, net, to the registrant’s Consolidated Financial Statements.

With the exception of the foregoing, no other information in the registrant’s Annual Report on Form 10-K has been supplemented, updated or amended.

Item 15. Exhibits and Financial Statement Schedules.

(2) Exhibits.

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Financial Officer.

32.1	Certificate of Openwave Systems Inc Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2005

Openwave Systems Inc.

By:	/s/ Joshua Pace
Joshua Pace
Chief Financial Officer

Signature	Title	Date
*	President, Chief Executive Officer and Director	September 13, 2005
David Peterschmidt

/s/ JOSHUA PACE	Chief Financial Officer	September 13, 2005
Joshua Pace

*	Chairman of the Board	September 13, 2005
Bernard Puckett

*	Director	September 13, 2005
Bo Hedfors

*	Director	September 13, 2005
Masood Jabbar

*	Director	September 13, 2005
Ken Denman

*	Director	September 13, 2005
Jerry Held

* /s/ JOSHUA PACE
Joshua Pace
Power of Attorney

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005, 2004 and 2003

(6) Balance Sheet Components

(d) Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2005	2004
Computer equipment and software	$68,317	$95,874
Furniture and equipment	4,318	9,017
Leasehold improvements	8,265	30,850

	80,900	135,741
Less accumulated depreciation and amortization	(64,135)	(105,189)

	$16,765	$30,552

Depreciation and amortization expense was $10.9 million, $19.8 million and $30.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Exhibit Index

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Openwave Systems Inc. Chief Financial Officer.

32.1	Certificate of Openwave Systems Inc Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.