Form 10-Q
period 2005-09-30
OPENWAVE SYSTEMS INC
filed 2005-11-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-16073

OPENWAVE SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Seaport Blvd. Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of October 31, 2005 there were 73,083,452 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2005	June 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$128,577	$126,462
Short-term investments	119,656	110,093
Accounts receivable, net	143,590	136,865
Prepaid and other current assets	20,803	21,961

Total current assets	412,626	395,381

Property and equipment, net	17,100	16,765
Long-term investments and restricted cash and investments	50,781	50,202
Deposits and other assets	3,763	3,910
Goodwill	50,769	44,073
Intangibles assets, net	28,679	30,974

	$563,718	$541,305

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,594	$10,861
Accrued liabilities	54,671	53,140
Accrued restructuring costs	19,948	20,236
Deferred tax liabilities, net	1,289	1,289
Deferred revenue	65,964	65,623

Total current liabilities	148,466	151,149

Accrued restructuring costs, less current portion	78,569	77,261
Deferred revenue, less current portion	3,833	3,408
Deferred rent obligations	860	691
Deferred tax liabilities, less current portion, net	4,506	5,025
Convertible subordinated notes, net	147,573	147,367

Total liabilities	383,807	384,901

Commitments and contingencies

Stockholders’ equity:
Common stock	73	70
Additional paid-in capital	2,816,886	2,798,914
Deferred stock-based compensation	—	(13,163)
Accumulated other comprehensive loss	(1,003)	(1,048)
Accumulated deficit	(2,636,045)	(2,628,369)

Total stockholders’ equity	179,911	156,404

	$563,718	$541,305

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
License	$48,714	$38,185
Maintenance and support services	24,388	21,498
Professional services	30,240	23,885

Total revenues	103,342	83,568

Cost of revenues:
License	3,780	1,209
Maintenance and support services	7,795	6,650
Professional services	21,463	15,346

Total cost of revenues *	33,038	23,205

Gross profit	70,304	60,363

Operating expenses:
Research and development	24,155	22,123
Sales and marketing	29,506	23,044
General and administrative	17,663	10,551
Restructuring and other related costs	8,275	907
Amortization of intangible assets	714	525
Gain on sale of technology	(4,299)	—

Total operating expenses *	76,014	57,150

Operating income (loss)	(5,710)	3,213
Interest income	1,901	1,264
Interest expense	(1,231)	(1,292)
Other expense, net	(1,000)	(215)

Income (loss) before provision for income taxes	(6,040)	2,970
Income taxes	1,636	2,013

Net income (loss)	$(7,676)	$957

Basic net income (loss) per share	$(0.11)	$0.01

Diluted net income (loss) per share	$(0.11)	$0.01

Shares used in computing basic net income (loss) per share	70,080	65,151

Shares used in computing diluted net income (loss) per share	70,080	68,000
* Stock-based compensation by category:
Maintenance and support services	$401	$—
Professional services	387	—
Research and development	2,028	118
Sales and marketing	4,565	123
General and administrative	2,823	353

	$10,204	$594

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(7,676)	$957
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization of intangibles	4,765	4,353
Stock-based compensation	10,204	594
Accelerated depreciation on restructured property and equipment	414	—
Provision for doubtful accounts	692	1,101
Amortization of discount on convertible debt and debt issuance costs	251	260
Loss on disposal of property and equipment	100	11
Deferred tax liability	(519)	7,683
Gain on sale of technology	(4,299)	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	571	(28,523)
Prepaid assets, deposits, and other assets	1,260	1,403
Accounts payable	(4,267)	(909)
Accrued liabilities	1,700	(5,481)
Accrued restructuring costs	1,020	(1,960)
Deferred revenue	(7,222)	6,048

Net cash used for operating activities	(3,006)	(14,463)

Cash flows from investing activities:
Purchases of property and equipment	(3,319)	(1,626)
Acquisitions, net of cash acquired	—	(46,433)
Proceeds from sale of technology	4,299	—
Purchases of short-term investments	(60,758)	(50,950)
Proceeds from sales and maturities of short-term investments	51,687	49,892
Purchases of long-term investments	(3,147)	(68)
Proceeds from sales and maturities of long-term investments	4	—
Restricted cash and investments	2,116	(205)

Net cash used for investing activities	(9,118)	(49,390)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,239	767
Other	—	(4)

Net cash provided by financing activities	14,239	763

Effect of exchange rates on cash and cash equivalents	—	(227)

Net increase (decrease) in cash and cash equivalents	2,115	(63,317)
Cash and cash equivalents at beginning of period	126,462	153,469

Cash and cash equivalents at end of period	$128,577	$90,152

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,359	$1,046

Cash paid for interest	$1,258	$2,035

Noncash investing and financing activities:
Common stock issued for acquisition	$6,696	$12,300

Note payable issued in conjunction with acquisition	$—	$3,805

Transfers among short-term and long-term investments	$469	$18,213

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Openwave Systems Inc.’s (the “Company”) management (“Management”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2005 and June 30, 2005, and the results of operations and cash flows for the three months ended September 30, 2005 and 2004. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Reclassifications

Certain amounts in fiscal 2005 as reported on the condensed consolidated balance sheet and condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. We netted $8.0 million in accounts receivable for customers who are under the cash basis for revenue recognition as of June 30, 2005 against deferred revenue, which includes $0.6 million in long-term deferred revenue. We also reclassified $82.5 million and $78.0 million in auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004 and June 30, 2004, respectively, which decreased cash flows from investing activities by $4.5 million in the condensed consolidated statement of cash flows for the three months ended September 30, 2004.

Revenues previously reported separately as project/systems revenues in the condensed consolidated statement of operations have been combined with professional services revenues. Accordingly, cost of revenues previously reported separately as project/systems cost of revenues have been combined with professional services cost of revenues.

Revenue Recognition

There have been no material changes to our revenue recognition policy from the information provided in Note 1 to the financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2005.

During the quarter ended December 31, 2004, the Company entered into a significant contract with Sprint Nextel (formerly Sprint) to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for software custom modification and installation milestone payments, license fee payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization, modification and development of the software and third-party software; and ongoing managed services for the software system/solution. The software custom modification and installation milestone fees are due when certain progress milestones are achieved; the license fees are due within twelve months from final acceptance of the solution; and the ongoing service payments are due when services are performed. The software custom modification and installation fees are cancelable or refundable to the extent of approximately $15.7 million if the Company does not satisfy certain customer specified acceptance testing and the Company is subject to liquidated damage penalties if it fails to deliver against certain progress milestones. Through September 30, 2005, the Company has received $19.0 million in payments of which $2.5 million is refundable if the Company does not satisfy certain customer specified acceptance testing. As of September 30, 2005, the Company believed delivery against this acceptance testing is reasonably assured in the second quarter of fiscal year 2006 and that the customer will satisfy their contractual obligations. Additionally, the Company believes that Sprint Nextel will not trigger material liquidated damage penalties or refundability provisions. Prospectively, if the Company determines that it will be unable to satisfy the acceptance testing or expects it will incur liquidated damages, a reduction in the total contract revenue will be accounted for in the period that the Company determines that it will not be able to satisfy the acceptance testing or it will incur liquidated damages. The Company determined that it had three units of accounting as defined in the Emerging Issues Task Force (“EITF”) Issue No. 00-21 which are as follows: post contract customer support, ongoing managed services, and a customized software, hardware and services arrangement. Amounts allocated to the post contract customer support and ongoing managed services will be recognized over a one-year contract term, commencing upon completion of the services arrangement. Sprint Nextel can renew both the non-third party post contract customer support and the ongoing managed services in year two and beyond for a stated renewal rate. Additionally, the Company determined it had evidence of fair value for third party post contract customer support. For the customized software, hardware and services arrangement, the Company was able to estimate the project completion status and thus recognized revenue using the proportional performance method assuming an estimated profit margin on the overall project. The Company uses labor hours incurred as a percentage of total estimated labor hours as its input measure for determining the proportional performance on the project. Accordingly, the Company recognized $6.4 million in revenue from this arrangement during the three months ended September 30, 2005, which was classified as professional services revenues in the Company’s condensed consolidated statements of operations. The cumulative amount of revenue recognized on this arrangement since inception is $26.6 million. The corresponding costs of sales recognized in the three months ended September 30, 2005 was $3.7 million. The cumulative amount of cost of sales recognized on this arrangement since inception is $16.0 million. As of September 30, 2005, direct and incremental costs of $0.2 million on the arrangement incurred in excess of the percent complete were deferred and were classified within prepaid and other current assets.

Stock Based Compensation

(a) Change in Accounting Principle

Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R. “Share-Based Payment” (SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through June 30, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. The majority of stock-based compensation expense prior to the adoption of SFAS 123R related to nonvested stock grants which have an exercise price (typically $0.00) below market price, or to common stock issued to employees under retention agreements (refer to Note 5). The following table illustrates stock-based compensation recognized in the income statement by category of award (in thousands):

	Three Months Ended September 30,
	2005	2004
Stock-based compensation related to:
Grants of nonvested stock	$2,522	$594
Stock options granted to employees and directors	5,952	—
Issuance of common stock related to retention agreements	1,730	—

Stock-based compensation recognized in the income statement	$10,204	$594

With the adoption of SFAS 123R, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on July 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to July 1, 2005, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” This is the same manner applied in the pro forma disclosures under SFAS No. 123.

(b) Summary of Plans

As of September 30, 2005, the Company is authorized to issue up to 29,274,497 shares of common stock in connection with its 1995 Stock Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) and its 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (collectively the “1995 and 1996 Stock Plans”) to directors, employees and consultants. Under the 1995 and 1996 Stock Plans, options generally expire ten years from the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. On October 16, 2005, the 1995 Plan, which had 17,743,215 shares authorized, expired and options will no longer be granted from the 1995 Plan.

The Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 400,000 shares of the Company’s common stock have been reserved for issuance. Initial options granted to a new Outside Directors under the Directors’ Stock Plan vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Options granted subsequent to the initial option grant to existing Outside Directors vest monthly over a period of four years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Stock Plan, options have a term of ten years.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans, however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period.

Certain outstanding stock purchase rights are subject to a nonvested stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through September 30, 2005, the Company has issued 4,024,552 shares under nonvested stock purchase agreements, of which 554,485 shares have been repurchased and 1,584,848 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(c) Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based the historical volatility of the Company’s common stock, and other factors such as implied volatility of traded options and the conversion feature of the Company’s convertible debt. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,
	2005	2004*
Expected volatility	103.4%	110.0%
Expected dividends	0%	0%
Expected term (in years)	5.75 - 6.06	2.17
Risk-free rate	4.1%	2.5%

*	The assumptions used in the three months ended September 30, 2004 were used to calculate pro forma compensation expense per SFAS 123.

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity as of September 30, 2005, and changes during the quarter then ended, is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2005	12,509	$11.92
Options granted	823	18.33
Exercised	(1,411)	10.09
Forfeited, canceled or expired	(658)	11.95

Outstanding at September 30, 2005	11,263	$12.61	8.53	$60,482

Exercisable at September 30, 2005	4,499	$11.94	7.75	$27,174

The weighted average grant date fair value of options granted during the quarter ended September 30, 2005 was $14.97 per option. The total intrinsic value of options exercised during the quarter ended September 30, 2005 was $11.0 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the status of the Company’s nonvested shares as of September 30, 2005, and changes during the quarter ended September 30, 2005, is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2005	1,444	$12.26
Nonvested shares granted	262	18.42
Vested	(111)	9.89
Forfeited	(10)	14.70

Nonvested at September 30, 2005	1,585	$13.43

As of September 30, 2005, there was $15.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the quarter ended September 30, 2005, was $1.1 million.

During the quarter ended September 30, 2005, the Company accelerated the vesting of 77,780 share options held by the former CEO and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million for the quarter ended September 30, 2005.

As a result of adopting SFAS 123R on July 1, 2005, the Company’s loss before income taxes and net loss for the quarter ended September 30, 2005, was $6.0 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the quarter ended September 30, 2005 would have been $0.02 if the Company had not adopted SFAS 123R compared to reported basic and diluted loss per share of $0.11.

(d) Pro-Forma Disclosure for Quarter ended September 30, 2004

If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the three months ended September 30, 2004, the pro-forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

Three Months Ended September 30, 2004
Net income, as reported:	$957
Add:
Stock-based compensation included in net income, zero tax effect	594
Deduct:
Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(9,024)

Pro forma net loss	$(7,473)

Basic net income (loss) per share:
As reported	$0.01

Pro forma	$(0.11)

Diluted net income (loss) per share:
As reported	$0.01

Pro forma	$(0.11)

Recently Issued Accounting Pronouncements

On June 29, 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“Issue 05-6”). Issue 05-6 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. The Company does not expect the adoption of Issue 05-6 will have a material effect on its consolidated financial position, results of operations or cash flows.

(2) Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented, (in thousands):

	Three Months Ended September 30,
	2005	2004
Weighted average shares used in computing basic net income (loss) per common share	70,080	65,151
Dilutive effect of restricted stock subject to repurchase	—	226
Dilutive effect of employee stock options	—	1,866
Dilutive effect of contingently issuable shares related to a business combination	—	757

Weighted average shares used in computing diluted net income (loss) per common share	70,080	68,000

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

	Three Months Ended September 30,
	2005	2004
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	1,437	—
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income	2,793	—
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	3,140	8,439
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154
Contingently issuable shares related to a business combination	716	—

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

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Disaggregated revenue
Server	$80,271	$66,183
Client	23,071	17,385

Total revenues	$103,342	$83,568

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenue in different geographic regions was as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
United States	$45,221	$34,834
Americas, excluding the United States	4,852	4,485
Europe, Middle East, and Africa	23,104	19,452
Japan	12,781	13,962
Asia Pacific, excluding Japan	17,384	10,835

Total revenues	$103,342	$83,568

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three months ended September 30, 2005 and 2004 was as follows:

	% of Total Revenue Three Months Ended September 30,
	2005	2004
Customer:
Sprint Nextel	24%	21%

(4) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	September 30, 2005	June 30, 2005
Accounts receivable	$124,753	$120,158
Unbilled accounts receivable	26,926	23,914
Allowance for doubtful accounts	(8,089)	(7,207)

	$143,590	$136,865

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at September 30, 2005 and June 30, 2005 were as follows:

	% of Total Accounts
	September 30, 2005	June 30, 2005
Customer:
Sprint Nextel	27%	19%

(b) Goodwill and intangible assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2005 to September 30, 2005 (in thousands):

	Balance as of June 30, 2005	Additions (a)	Amortization	Balance as of September 30, 2005
Goodwill	$44,073	$6,696	$—	$50,769
Intangibles assets:
Developed and core technology	21,874	—	(1,554)	20,320
Customer contracts - licenses	95	—	(6)	89
Customer contracts - support	121	—	(21)	100
Customer relationships and trademarks	8,515	—	(687)	7,828
Workforce-in-place	369	—	(27)	342

	$75,047	$6,696	$(2,295)	$79,448

(a)	Additions comprise goodwill recorded in connection with the escrow release related to the acquisition of Magic4 of $6.7 million (see Note 5).

Total amortization expense related to intangible assets during the three months ended September 30, 2005 and 2004 was as follows (in thousands):

	September 30, 2005	September 30, 2004
Developed and core technology	$(1,554)	$(841)
Customer contracts - licenses	(6)	(287)
Customer contracts - support	(21)	(13)
Customer relationships and trademarks	(687)	(525)
Workforce-in-place	(27)	—

	$(2,295)	$(1,666)

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of acquired customer relationships, trademarks, and workforce-in-place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of September 30, 2005 and June 30, 2005 (in thousands):

	September 30, 2005			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$30,735	$(10,415)	$20,320	$30,735	$(8,861)	$21,874
Customer contracts - licenses	4,342	(4,253)	89	4,342	(4,247)	95
Customer contracts - support	197	(97)	100	197	(76)	121
Customer relationships and trademarks	11,802	(3,974)	7,828	11,802	(3,287)	8,515
Workforce-in-place	414	(72)	342	414	(45)	369

	$47,490	$(18,811)	$28,679	$47,490	$(16,516)	$30,974

The following table presents the estimated future amortization of the intangible assets, based upon intangible assets recorded as of September 30, 2005, (in thousands):

Fiscal Year	Amortization
2006 (remaining)	$6,710
2007	8,700
2008	8,423
2009	4,614
2010	232

$28,679

(c) Deferred Revenue

As of September 30, 2005 and June 30, 2005, the Company had deferred revenue of $69.8 million and $69.0 million, respectively, consisting of deferred license fees, new version coverage, and maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated to approximately $42.2 million and $44.3 million as of September 30, 2005 and June 30, 2005, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2005	June 30, 2005
Unrealized loss on marketable securities	$(229)	$(274)
Cumulative translation adjustments	(774)	(774)

Accumulated other comprehensive loss	$(1,003)	$(1,048)

Comprehensive income (loss) is comprised of net income (loss), change in unrealized gain (loss) on marketable securities and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended September 30,
	2005	2004
Net income (loss)	$(7,676)	$957
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	45	186
Change in accumulated foreign currency translation adjustments	—	(227)

Total comprehensive income (loss)	$(7,631)	$916

Effective July 1, 2005, the Company’s subsidiary in the United Kingdom became US dollar functional. As such, foreign currency translation adjustments are recognized in other income in the condensed consolidated statement of operations, as opposed to other comprehensive income on the condensed consolidated balance sheet.

(5) Acquisition

Acquisition of Magic4

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4, a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.0 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, and (iv) transactions costs of $1.7 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors and transfer taxes. The shares issued were valued at $12.3 million based upon 3-day weighted average closing price through the close date of the acquisition. As of September 30, 2005, the Company had paid all of the Initial Consideration. The Loan Notes and accrued interest were repaid on April 30, 2005.

In addition to the Initial Consideration, the Company agreed to additional contingent consideration consisting of 1,135,734 shares of the Company’s common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be issued to the former holders of share capital of Magic4 on a pro-rata basis (the “Contingent Consideration”). The Contingent Consideration is contingent upon the continued employment of certain key employees of Magic4 with the Company for specified periods extending through January 2006. These key employees were also holders of the share capital of Magic4. On January 31, 2005 and July 30, 2005, the Company issued the first and second installments of the contingent consideration comprising 113,570 and 454,273 shares of common stock to the former holders of the share capital of Magic4. The amount of the first and second installments issued to the key employees was 24,918 and 93,281 shares, respectively, resulting in stock-based compensation expense of $339,000 and $1.7 million in the quarters ended March 31 and September 30, 2005, respectively, based upon the fair value at the dates of issuance. The fair value of the remaining 88,652 and 360,992 shares issued to the non-employee shareholders in the first and second installments was $1.2 million and $6.7 million, respectively, and were recorded as additions to goodwill. The sum of Initial Consideration and Contingent Consideration, excluding consideration paid to the key employees discussed above, paid as of September 30, 2005 equals $79.9 million (“Consideration”).

As of September 30, 2005, the remaining 567,891 shares of common stock were held in escrow. The value of the contingently issuable shares of common stock will be remeasured upon the completion of the specified employment period through January 2006.

(6) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $206,000 of the discount was amortized during each of the quarters ended September 30, 2005 and 2004. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, which is equates to approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006, at a redemption price equal to $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, on such notes to, but not including, the redemption date, if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the optional redemption notice. Each holder may require the Company to purchase all or portion of such holder’s notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. Approximately $45,000 of debt issuance costs has been amortized during each of the quarters ended September 30, 2005 and 2004. Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At September 30, 2005 and June 30, 2005, the balance of the pledged securities was $4.1 million and $6.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheets.

(7) Commitments and Contingencies

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement requires approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has scheduled a hearing for April 24, 2006 to consider whether final approval should be granted. No amount is accrued as of September 30, 2005, as a loss is not considered probable or reasonably estimable.

Indemnifications. The Company’s software license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. As of September 30, 2005, the Company has $750,000 accrued for potential settlements related to indemnification claims.

(8) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced five separate restructurings during the years ended June 30, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2006 restructuring (FY 2006 Restructuring), the 2005 restructuring (FY2005 Restructuring), the 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

During the quarter ended September 2005, the Company implemented the FY 2006 Restructuring to better distribute the Company’s resources among its client and server product groups. In addition, the Company incurred further facilities-related charges under the 2005 Restructuring as it ceased using information technology labs in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated of useful life of leasehold improvements and furniture in the sites exited under the FY 2006 Restructuring. The accelerated depreciation was a non-cash charge and is not included in the restructuring liability table below. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

The $907,000 charge during the quarter ended September 30, 2004 primarily related to the exercise of an early termination clause within a facility lease agreement.

The following table sets forth the restructuring liability activity through September 30, 2005 (in thousands):

Restructuring Plan initiated in:

	FY 02 Facility	FY 03 Q1 Facility	FY 03 Q4 Facility	FY 05 Facility	FY 06		Total Net Liability
					Facility	Severance
Balance as of June 30, 2005	$2,637	$35,934	$259	$58,667	$—	$—	$97,497

New charges	—	—	—	1,271	1,597	4,178	7,046
Accretion expense	—	—	4	812	—	—	816
Reclassification from deferred rent	—	—	—	136	—	—	136
Cash paid, net of sublease income	(346)	(1,569)	(29)	(2,472)	—	(2,562)	(6,978)

Balance as of September 30, 2005	$2,291	$34,365	$234	$58,414	$1,597	$1,616	$98,517

As of September 30, 2005, the Company has estimated $40.1 million of sublease income from third parties on these facilities. Included in the $40.1 million estimate is $35.5 million of sublease income from potential tenants that have not yet been identified. Estimates of sublease income are netted from the total lease liability when estimating the net restructuring liability. If estimates regarding future sublease income change further, the Company could be required to record additional restructuring costs of up to $35.5 million. The following table sets forth the components of the estimated future cash flows relating to restructured facilities, prior to discounting for future accretion expense, at September 30, 2005 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Sub-total	Estimated Future Sublease Income	Estimated Future Net Cash Outflow
2006	$19,243	$(1,441)	$17,802	$(558)	$17,244
2007	23,032	(1,884)	21,148	(2,859)	18,289
2008	20,824	(1,247)	19,577	(4,876)	14,701
2009	17,308	—	17,308	(5,451)	11,857
2010	17,602	—	17,602	(5,570)	12,032
Thereafter	51,249	—	51,249	(16,193)	35,056

	$149,258	$(4,572)	$144,686	$(35,507)	$109,179

(9) Gain on Sale of Technology

During the quarter ended September 30, 2005, the Company sold certain intellectual property relating to a non-core product. The gain of $4.3 million relates to the sale proceeds of $5.0 million less the associated legal and professional fees totaling $0.7 million. The Company will continue to provide services to its customers who have purchased the product from the Company under a reseller agreement entered into with the buyer of the technology. In addition, contingent sale proceeds of $1.3 million shall be received by the Company on the later of September 12, 2006 or the date on which there are no unresolved indemnification claims. Such indemnification claims, if any, could reduce the amount of contingent consideration. To date there have been no such claims made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation and the other risks discussed below under the subheading “Risk Factors.” The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Overview of Our Business and Products

Openwave Systems Inc. (“Openwave”) is a leading independent provider of open standards software products and services for the telecommunications industry. We provide software and services to mobile and wireline operators, Internet Service Providers (“ISP’s”), broadband service providers, and handset manufacturers. Our customers use our products and technologies and leverage our deep industry experience and knowledge to continuously innovate and deliver differentiated services that enhance the user experience for their subscribers. Our product development is focused on client software, and server software which includes mobile infrastructure software anchored by and Open Mobile Alliance (“OMA”) standards, and messaging applications software built around a flexible Internet-Protocol (“IP”) messaging core.

We have two categories of software products:

•	client software that is embedded in mobile phones allows manufacturers and operators to create and render compelling service interfaces; and

•	server products which include mobile infrastructure software that comprise the foundational software required to enable Internet connectivity on mobile phones and to build a set of data services for mobile phone users. Our application software products include voice, video, presence, location, and security technologies that enable rich and secure messaging, location and content services across personal computers, and wireline and mobile phones.

For further detail regarding our products, please see our Annual Report on Form 10-K for our fiscal year ended June 30, 2005.

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in June 1999. Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480 8000. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.openwave.com, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference to this report.

Operating Environment During the Three Months Ended September 30, 2005

The market for open standards software products and services for the telecommunications industry is growing due to technological advances and increased demand for additional services and functionality in the mobile telephone market. We are benefiting from some key trends in our core markets:

In the mobile market in general, we are continuing to see mobile data and value-added services fuel growth in mobile service revenues, with Ovum predicting that service revenues will rise from 15% in 2005, to 21% of service revenues in 2008. Aside from basic text messaging services (or SMS), rich messaging, information and entertainment applications are expected to drive much of the growth in data revenues. Additionally, mobile virtual network operators, a fast growing wireless market segment, is a key indicator of data services success, where brands such as Virgin and Boost are rapidly increasing the number of subscribers to their services by offering highly targeted and differentiated mobile experiences to their customer base.

In the client software area, we are experiencing demand for more technology and a more comprehensive systems integration offering. We are benefiting from the following trends in the client software market:

•	For the quarter ending September 30, 2005, we continue to provide over fifty of the world’s leading handset manufacturers and OEMs with the software to deliver the latest mobile messaging and content services, and we have announced that Sagem will take our full V7 phone suite for the launch of their first 3G Device.

•	As our operator customers roll out differentiated data services across the world, our unique handset and server expertise is helping handset manufacturers including Siemens, Samsung and Motorola rapidly roll out handsets that support the sophisticated software requirements demanded by the telecom operator community.

In the server software market, we have witnessed growth in broadband and Voice over IP and announced in August 2005 that one of the UK’s leading communications companies, has selected Openwave’s voice messaging solution as its new IP-based next generation voicemail system. In the messaging area, the anti-abuse and integrated messaging technologies continue to be an important issue for the industry, and we have extended our relationship with Cingular during the quarter ended September 30, 2005 to provide Openwave’s anti-abuse. We are benefiting from the following events and developments relating to our server software business:

•	In the quarter ended September 30, 2005, we signed a deal with Telus Mobility in Canada, an innovator in the wireless industry for them to deploy our Location Based Services software. We are seeing a renewed interest in location technology from our customers in multiple markets, particularly here in North America.

•	Openwave Edge GX anti-abuse solution is now deployed in over 12 wireline and wireless operators worldwide including NTL, Nextel, BellSouth and Cox, delivering protection at the edge of the network for both inbound and outbound traffic.

•	In the quarter ended September 30, 2005, we announced a three year managed services deal with Vodacom, South Africa’s leading mobile operator – expanding the strength of our EMEA operations and reinforcing Openwave’s global reach with customers ranging from China, to Australia, South Africa and the US. Under the terms of the agreement Openwave took over management and maintenance of the Openwave Mobile Access Gateway (MAG), Multimedia Messaging Services Center (MMSC) and Location Based Services platform in the Vodacom Network.

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

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant accounting policies are:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Impairment assessment of goodwill and identifiable intangible assets

•	Stock-based compensation

•	Restructuring-related assessments

These policies and our procedures related to these policies are described in detail below. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q and to our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Revenue Recognition

We entered into certain significant contracts which involve significant judgment and estimates. Please refer to Note 1 in the notes to our condensed consolidated financial statements.

Stock-based compensation

Effective July 1, 2005, we adopted SFAS No. 123R using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. SFAS 123 R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.5 million increase in the fair value of options granted during the quarter ended September 30, 2005. In addition, we apply an expected forfeiture rate when amortizing our expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower would have resulted in an change of less than $0.1 million in stock-based compensation expense for the quarter ended September 30, 2005. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of options granted in the future. We expect refine our method of deriving expected term no later than January 1, 2008.

Restructuring–related assessments

We make significant judgments in our assessment of our restructuring-related liabilities. Please refer to Note 8 to our condensed consolidated financial statements included with this Form 10-Q. As of September 30, 2005, we have assumed $35.5 million of sublease income from potential tenants that have not yet been identified. This assumed amount is netted from our total lease liability when estimating our net restructuring liability. Our sublease estimates are reviewed quarterly with third-party real-estate professionals. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs.

Summary of Operating Results

Three Months Ended September 30, 2005 and 2004

Revenues

We generate three different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project/systems revenues are comprised of managed services, software and systems solutions which may include our software licenses, professional services and third-party software and hardware.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the three months ended September 30, 2005 and 2004 include Sprint Nextel. Sales to Sprint Nextel accounted for 24% and 21% of total revenues during the three months ended September 30, 2005 and 2004, respectively. No other customers accounted for 10% or more of total revenues for the three months ended September 30, 2005 and 2004, respectively.

The following table presents the key revenue financial metric information for the three months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2005	2004
Revenues:
License	$48,714	$38,185	28%
Maintenance and support services	24,388	21,498	13%
Professional services	30,240	23,885	27%

Total Revenues	$103,342	$83,568	24%

Percent of revenues:
License	47%	46%
Maintenance and support services	24%	26%
Professional services	29%	29%

Total Revenues	100%	100%

In the three months ended September 30, 2005 compared to the corresponding period of the prior year, we saw an increase in revenues for all of our revenue types with a relatively consistent product mix.

License Revenues

The increase in license revenues of 28% during the three months ended September 30, 2005 as compared to the same period of the prior year, was primarily due to an overall increase in license in both the client and server products, as demand has increased for mobile data, messaging, and broadband and Voice over IP technology has grown.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased by 13% for the three months ended September 30, 2005, as compared to the same period of the prior year. The increase is attributable to the growth in software licenses that are under support contracts.

Professional Services Revenues

Professional services revenue increased by 27% for the three months ended September 30, 2005 as compared to the corresponding period of the prior year. The increase was primarily attributed to an increase in the number of custom and extended solutions projects as well as an increase in services provided in relation to our product upgrades on our existing technology and other value-added services to our customers.

Other Key Financial Revenue Metrics

The other key financial revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Percent Change
	2005	2004
Disaggregated revenue
Server	$80,271	$66,183	21%
Client	23,071	17,385	33%

Total revenues	$103,342	$83,568	24%

The increase in our server and client revenues are discussed above under “License Revenues”.

Cost of Revenues

Our total gross margin during the three months ended September 30, 2005 was 68% compared to 72% during the corresponding period of the prior year. The decrease in the gross margin was impacted by the change in our product mix within licenses, whereby license revenues during the three months ended September 30, 2004 contained an unusually low amount of third-party royalties. Additionally, we experienced a decrease in the professional services margins as discussed below. We expect our gross margins to fluctuate throughout the remainder of the current fiscal year depending on our product mix, but should be higher in absolute dollars due to the expensing of stock options related to the adoption of SFAS 123R as of July 1, 2005.

The following table presents cost of revenues as a percentage of related revenue type for the three months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Percent Change
	2005	2004
Cost of revenues:
License	$3,780	$1,209	213%
Maintenance and support services	7,795	6,650	17%
Professional services	21,463	15,346	40%

Total cost of revenues	$33,038	$23,205	42%

	Three Months Ended September 30,
	2005	2004
Gross margin per related revenue:
License	92%	97%
Maintenance and support services	68%	69%
Professional services	29%	36%

Total Gross Margin	68%	72%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology, customer contract, and customer relationship intangible assets related to our acquisitions.

Costs of license revenues increased by $2.6 million during the three months ended September 30, 2005 compared to the corresponding period of the prior year. This increase was attributable to a $2.2 million increase in royalties to third parties and a $0.4 million increase in amortization of intangibles, relating to acquisitions occurring after June 30, 2004.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support services increased by $1.1 million during the three months ended September 30, 2005 as compared to the corresponding period of the prior year. The increase was primarily caused by an increase in resources needed to service the increased customer support revenue. As such, costs associated with personnel in maintenance support increased by $0.8 million in the three months ended September 30, 2005 compared to same period of the prior year. Additionally, due to the expensing of stock options related to the adoption of SFAS 123R in the quarter ended September 30, 2005 (see Note 1 to the condensed consolidated financial statements), $0.4 million of stock-based compensation expense was recorded in cost of maintenance and support services.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Professional services costs increased by $6.1 million during the three months ended September 30, 2005, as compared to the corresponding period of the prior year. This increase was primarily due to an increase in demand for our services which resulted in an average increase of 64 employees during the quarter, and associated costs of personnel of $3.3 million for the three months ended September 30, 2005 compared to the corresponding period in the prior fiscal year. The increase in headcount also drove allocated costs for information technology and facilities higher by $0.7 million for the three months ended September 30, 2005 compared to the same period in the prior fiscal year. Additionally, due to the expensing of stock options related to the adoption of SFAS 123R in the quarter ended September 30, 2005 (see Note 1 to the condensed consolidated financial statements), $0.4 million of stock-based compensation expense was recorded in cost of professional services revenues. Gross margins related to professional services were higher in the quarter ended September 30, 2004 compared to the same period in 2005 due to a 57% margin on a systems project which generated $7.1 million in revenues and $3.1 million in associated costs of revenues once the Company determined that it had the fair value of all remaining undelivered elements.

Operating Expenses

Operating expenses increased by $18.9 million for the three months ended September 30, 2005 as compared to the corresponding period of the prior year. The majority of this increase was experienced in restructuring and other related costs, general and administrative expenses and sales and marketing expenses, as explained below.

The following table represents operating expenses for the three months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2005	2004
Operating expenses:
Research and development	$24,155	$22,123	9%
Sales and marketing	29,506	23,044	28%
General and administrative	17,663	10,551	67%
Restructuring and other related costs	8,275	907	812%
Amortization of intangible assets	714	525	36%
Gain on sale of technology	(4,299)	—	-100%

Total Operating Expenses	$76,014	$57,150	33%

Percent of Revenues:
Research and development	23%	26%
Sales and marketing	29%	28%
General and administrative	17%	13%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development. We believe that investments in research and development, including recruiting and hiring of software developers, are critical to remain competitive in the marketplace and directly relate to continued timely development of new and enhanced products. While we continue to focus our attention on research and development, we undertook initiatives during our restructuring efforts during the three months ended September 30, 2005 to redistribute some of our research and development work offshore as well as increase our use of outside consultants.

During the three months ended September 30, 2005, research and development costs increased $2.0 million compared to the same period in the prior year. The increase was primarily attributable to the adoption of SFAS 123R (see Note 1 to the condensed consolidated financial statements), which resulted in an increase of $1.9 million of stock-based compensation expense recorded in research and development expenses in the quarter ended September 30, 2005. Research and development expenses decreased to 23% of revenues for the three months ended September 30, 2005 compared to the same period of the prior year. This decrease as a percentage of revenues is a result of restructuring implemented during the quarter ended September 30, 2005 which consolidated certain engineering sites and reduced headcount.

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

During the three months ended September 30, 2005, sales and marketing costs increased by $6.5 million compared to the same period in the prior year. The increase was primarily attributable to the adoption of SFAS 123R (see Note 1 to the condensed consolidated financial statements), which resulted in an increase of $4.4 million of stock-based compensation expense recorded in sales and marketing expenses in the quarter ended September 30, 2005. In addition, although headcount decreased by 7%, labor costs increased by $2.0 million during the quarter ended September 30, 2005 compared to the same period in the prior year, reflecting the increase in variable compensation in-line with the increase in bookings.

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

During the three months ended September 30, 2005, general and administrative costs increased $7.1 million compared to the same period in the prior year. This increase was attributable to the increase in labor expense of $2.6 million during the three months ended September 30, 2005 compared to the same quarter in the prior year as a result of an 8% increase in headcount and a $1.0 million increase in bonus expense. Consulting fees to external firms increased by $2.1 million as a result of increased Sarbanes-Oxley compliance review costs and general consulting costs. In addition, the increase was attributable to the adoption of SFAS 123R (see Note 1 to the condensed consolidated financial statements), which resulted in an increase of $2.5 million of stock-based compensation expense recorded in general and administrative expenses in the quarter ended September 30, 2005.

Restructuring and Other Related Costs

As a result of our change in strategy and its desire to improve its cost structure, we announced five separate restructurings during the years ended June 30, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2006 restructuring (“FY 2006 Restructuring”), the 2005 restructuring (“FY2005 Restructuring”), the 2003 fourth quarter restructuring (“FY2003 Q4 Restructuring”), the fiscal year 2003 first quarter restructuring (“FY2003 Q1 Restructuring”), and the fiscal year 2002 restructuring (“FY2002 Restructuring”).

During the quarter ended September 30, 2005, we implemented the FY 2006 Restructuring to better align our resources among its client and server product groups. In addition, we incurred further facilities-related charges under the FY2005 Restructuring as we ceased using information technology in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2006 totaled $8.3 million, which included $3.7 million in facilities-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated of useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

The $907,000 charge during the quarter ended September 30, 2004 primarily related to the exercise of an early termination clause within a facility lease agreement.

As of September 30, 2005, we estimated $40.1 million of sublease income from third parties on these facilities. Included in the $40.1 million estimate is $35.5 million of sublease income from potential tenants that have not yet been identified. Estimates of sublease income are netted from our total lease liability when estimating our net restructuring liability. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs of up to $35.5 million. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended September 30,
	2005	2004
Developed and core technology	$1,554	$841
Customer contracts - licenses	6	287
Customer contracts - support	21	13
Customer relationships and trademarks	687	525
Workforce-in-place	27	—

	$2,295	$1,666

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. The increase in amortization in fiscal year 2005 reflects the increase due to the acquisitions of Magic4 in late July 2004 and Cilys in January 2005.

Amortization of customer contracts for support is included in Cost of revenues—Maintenance and support services.

Amortization of acquired customer relationships, trademarks and workforce-in-place is included in operating expenses. The increase in amortization in fiscal year 2005 reflects the increase due to the acquisitions of Magic4 in late July 2004.

Gain on sale of technology

During the quarter ended September 30, 2005, we sold certain intellectual property relating to a non-core product. The gain relates to the $5.0 million in sale proceeds less the associated legal and professional fees totaling $0.7 million. We will continue to provide services to our customers who have purchased the product from us in the past under a reseller agreement entered into with the buyer of the technology. In addition, contingent sale proceeds of $1.3 million shall be received by the Company on the later of September 12, 2006 or the date on which there are no unresolved indemnification claims. Such indemnification claims, if any, could reduce the amount of contingent consideration. To date there have been no such claims made.

Interest Income

Interest income was approximately $1.9 million for the three months ended September 30, 2005, as compared to $1.3 million for the corresponding period of the prior year. The increase in interest income is primarily due to higher interest rates earned on our investments.

Interest Expense

Interest expense was approximately $1.2 million for the three months ended September 30, 2005 compared to $1.3 million for the same period of the prior year. The consistency in interest expense is expected as the majority of our interest relates to our convertible subordinated notes since issuance in September 2003.

Other Income (Expense), net

Other income (expense), net was approximately ($1.0) million during the three months ended September 30, 2005 compared to ($0.2) million for the same period of the prior year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax and foreign corporate tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in quarterly effective tax rate.

Income tax expense was $1.6 million for the three months ended September 30, 2005 compared to $2.0 million for the same period of the prior fiscal year. The decrease in income tax expense for the three months ended September 30, 2005 was primarily related to decreases in foreign corporate taxes and withholding taxes.

In light of our history of operating losses we recorded a valuation allowance for substantially all of our federal and state deferred tax assets, as we are presently unable to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2005, we have deferred tax assets of approximately $2.4 million with respect to subsidiaries in Japan and the United Kingdom based upon our conclusion that it is more likely than not that the subsidiaries will earn future taxable profits enabling the realization of their respective deferred tax assets, given historical taxable income in those locations. We recorded a deferred tax liability of $9.3 million as part of the acquisition of Magic4 to reflect a future tax liability associated with amortization expense not deductible for tax purposes. This deferred tax liability will be amortized through income tax expense in proportion to the future Magic4 amortization expense. During the three months ended September 30, 2005 we amortized $0.4 million of the deferred tax liability. We recorded a deferred tax liability of approximately $1.7 million as part of the acquisition of Cilys Corporation to reflect a future tax liability associated with amortization expense not deductible for tax purposes. This deferred tax liability will be amortized through income tax expense in proportion to the future Cilys book amortization expense. During the three months ended September 30, 2005 we amortized $0.2 million of the deferred tax liability.

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

Liquidity and Capital Resources

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our restricted cash and investments decreased by approximately $2.1 during the three months ended September 30, 2005 compared to the same period of the prior year. The decrease was primarily attributable to reductions in the amount of pledged investments used to secure the payments of the first six scheduled semi-annual interest payments on our convertible subordinated debt, totaling approximately $2.1 million when the fourth payment was made during the quarter ended September 30, 2005.

The following table discloses our off-balance sheet contractual obligations by fiscal year as of September 30, 2005 (in thousands):

	Payments due during the Fiscal Year ended June 30,						Total
	2006 (remaining)	2007	2008	2009	2010	Thereafter
Contractual obligation:
Gross operating lease obligations	$26,312	$24,143	$22,554	$20,261	$20,632	$60,893	$174,794
Less: contractual sublease income	(2,009)	(1,971)	(1,278)	—	—	—	(5,258)

Net operating lease obligations	$24,303	$22,172	$21,276	$20,261	$20,632	$60,893	$169,536
Interest due on convertible subordinated debt	$2,063	$4,125	$4,125	$2,063	$—	$—	$12,376
Principal payment of convertible subordinated debt	$—	$—	$—	$150,000	$—	$—	$150,000

We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $5.3 million through our fiscal year 2008.

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

On July 30, 2004, in connection with our acquisition of Magic4, in addition to the original consideration paid for the purchase, we agreed to additional contingent consideration consisting of 1,135,734 shares of the Company’s common stock to be issued upon the continued employment of certain key employees of Magic4 with the Company for certain specified periods. These certain employees were also holders of the share capital of Magic4. On January 31, 2005 and July 30, 2005, we issued the first and second installments of the contingent consideration comprising 113,570 and 454,273 shares of common stock to the former holders of the share capital of Magic4. The amount of the first and second installments issued to the key employees was 24,918 and 93,281 shares, respectively, resulting in stock-based compensation expense of $339,000 and $1.7 million in the quarters ended March 31 and September 30, 2005, respectively, based upon the value at the dates of issuance. The value of the remaining 88,652 and 360,992 shares issued in the first and second installments was $1.2 million and $6.7 million, respectively, and were recorded as additions to goodwill. As of September 30, 2005, 567,891 shares of common stock were held in escrow. The value of these contingently issuable shares of common stock will be remeasured upon the completion of the specified employment period through January 2006.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of September 30, 2005 and June 30, 2005, respectively (in thousands):

	September 30, 2005	June 30, 2005	Percent Change
Working capital	$264,160	$244,232	8%

Cash and cash investments:
Cash and cash equivalents	$128,577	$126,462	2%
Short-term investments	119,656	110,093	9%
Long-term investments	28,604	25,909	10%
Restricted cash and investments	22,177	24,293	-9%

Total cash and cash investments	$299,014	$286,757	4%

	Three Months Ended September 30,
	2005	2004
Cash used for operating activities	$(3,006)	$(14,463)
Cash used for investing activities	$(9,118)	$(49,390)
Cash provided by financing activities	$14,239	$763

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

Working Capital

Our working capital increased by approximately $20.0 million or 8% from June 30, 2005 to September 30, 2005. The increase was primarily attributable to an $11.7 million increase in cash and short-term investments, and a $6.7 million increase in accounts receivable. The increase in cash was impacted by a net $4.3 million received on the sale of technology and $14.2 million in proceeds from stock option exercises during the quarter ended September 30, 2005.

Cash used for operating activities

We used $3.0 million for operating activities during the three months ended September 30, 2005, down $11.5 million from a use of $14.5 million in the corresponding period of the prior year. This improvement was primarily attributable to the change in working capital balances, whereby these changes resulted in a $29.4 million use of cash during the three months ended September 30, 2004 primarily due to an increase in accounts receivable during the same period. During the three months ended September 30, 2005, working capital changes only accounted for $6.9 million use of cash. These improvements were offset in part by a decrease of $11.0 million in cash from net income (loss) excluding non-cash items and the gain on the sale of technology during the three months ended September 30, 2005 compared to the same period in the prior year.

Cash used for investing activities

Net cash used in investing activities during the three months ended September 30, 2005 was $9.1 million, down from $49.4 million used in investing activities during the three months ended September 30, 2004. This change was primarily due to the $46.4 million spent on the acquisition of Magic4 during the prior period.

Cash flows provided by financing activities

Net cash provided by financing activities increased by $13.5 million during the three months ended September 30, 2005 as compared to the corresponding period of the prior fiscal year. The increase was reflective of the cash proceeds from the issuance of common stock for options exercised.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this quarterly report, before investing in our securities. If any of the following risks actually occurs, our business could be harmed. You should refer to the other information set forth or referred to in this Quarterly Report on Form 10-Q or incorporated by reference in our Annual Report on Form 10-K for the year ended June 30, 2005, including our consolidated financial statements and the related notes incorporated by reference herein.

We have a history of losses and we may not be able to maintain profitability.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. Except for the quarters ending September 30, 2004 and December 31, 2004, we incurred losses since our inception, including losses of approximately $62.1 million and $29.9 million during the fiscal years ended June 30, 2005 and 2004, respectively. As of September 30, 2005, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2.0 billion of goodwill impairment and amortization. We currently have negative cash flows and expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve profitability in accordance with our expectations, or if achieved, be able to maintain it at those levels or at all. Our business faces a number of challenges including:

•	our ability to upgrade, develop and maintain our products and effectively respond to the rapid technology change in wireless and broadband communications;

•	our ability to anticipate and respond to the announcement or introduction of new or enhanced products or services by our competitors;

•	the rate of growth, if any, in end-user purchases of data-enabled mobile phones, use of our products, and the growth of wireless data networks generally;

•	the growth of mobile data usage by our customers’ subscribers;

•	the volume of sales of our products and services by our strategic partners, distribution partners and resellers; and

•	general economic market conditions and their effect on our operations and the operations of our customers.

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launches, market acceptance or implementation by our customers of our products and services;

•	changes in demand and purchasing patterns of our customers for our products and services and the lack of visibility into the timing of our customers’ purchasing decisions;

•	our concentrated target market and the potentially substantial effect on total revenues that may result from the gain or loss of business from each incremental customer; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks or improved mobile phones.

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

In September 2003, we issued $150 million of 2 3/4% convertible subordinated notes due September 9, 2008. The notes are convertible into shares of our common stock at the option of the holder at any time on or prior to the business day prior to maturity. The notes are currently convertible at a conversion price of $18.396 per share, or 54.3596 shares of our common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of specified events. In addition, each holder may require us to purchase all or a portion of such holder’s notes upon the occurrence of specified change in control events. We may choose to pay the repurchase price of the notes in cash or shares of our common stock. We may not have enough cash on hand or have the ability to access sufficient cash to pay the notes in cash on a change of control or at maturity. The repurchase of our notes with shares of our common stock or the conversion of the notes into shares of our common stock may result in dilution of our earnings per share.

Our sales cycle is long and our stock price could decline if sales are delayed or cancelled.

Our sales cycle is lengthy, often between six months and twelve months, and unpredictable due to the lengthy education and customer approval process for our products, including internal reviews and capital expenditure approvals. Further, the emerging and evolving nature of the market for data services via mobile phones may lead prospective customers to postpone their purchasing decisions. Any delay in sales of our products could cause our operating results to vary significantly from projected results, which could cause the trading price of our stock to decline.

We depend substantially on the sale of international product licenses. A slow-down in international sales could harm our operating results.

International sale of product licenses and services accounted for approximately 56% and 58% of our total revenues for the three months ended September 30, 2005 and 2004, respectively. Risks inherent in conducting business internationally include:

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

Because the cost of developing new technology is high, there are many companies that are experiencing difficulties in obtaining the necessary financing to continue in business. A portion of our sales is derived through customers who tend to have access to more limited financial resources than others and, therefore, represent potential sources of increased credit risk. Although we have programs in place to monitor and mitigate the credit risk associated with our existing customers, there can be no assurance that such programs will be effective in reducing our credit risk. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised primarily of communication service providers. Significant customers for the three months ended September 30, 2005 include Sprint Nextel. Revenue recognized from arrangements with Sprint Nextel accounted for approximately 24% of our total revenues during the three months ended September 30, 2005. This customer may not continue to generate significant revenues for us, and we may be unable to replace this customer with new ones on a timely basis or at all.

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

Nokia also competes directly with us by offering WAP servers, client software and messaging (offering end-to-end solutions based on its proprietary smart messaging protocol and on MMS) to communication service providers. Nokia also markets its WAP server to corporate customers and content providers, which if successful, could undermine the need of communication service providers to provide their own WAP gateways (since these WAP servers access applications and services directly rather than through WAP gateways).

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

We promote open standards in our technology in order to support open competition and interoperability. We aim to achieve this through working together with customers, suppliers and industry participants regarding standardization issues. Through open standards, specifications and interoperability, we hope that the mobile data market achieves enhanced interoperability. We do not exercise control over many aspects of the development of open standards. Our products are integrated with communication service providers’ systems and mobile phones. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. In addition, large wireless operators sometimes create detailed service specifications and requirements, such as Vodafone Live or DoCoMo iMode, and such operators are not required to share those specifications with us. Failure or delay in the creation of open, global specifications could have an adverse effect on the mobile data market in general and a negative impact on our sales and operating results. In addition, a number of our competitors, including Nokia, have announced or are expected to announce enhanced features and functionality both as proprietary extensions to the WAP standard and in the area of messaging platforms. Moreover, infrastructure providers like Nokia and Ericsson may leverage installed technology and/or wireless device sales to sell end-to-end solutions.

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

Many of our customers and other communication service providers have made major investments in third generation networks that are intended to support more complex applications and to provide end users with a more satisfying user experience. If communication service providers delay their deployment of networks or fail to roll such networks out successfully, there could be less demand for our products and services and our business could suffer.

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

We expect that many communication service providers, especially in international markets, will require that our products and support services be supplied through value-added resellers and systems integrators. Thus, we expect that a significant portion of sales will be made through value-added resellers and systems integrators, and the success of our operations will depend on our ability to maintain productive relationships with them.

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

We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and even if we do, we may not be able to make those investments on acceptable terms, or at all. Further, even if we make investments, we may not gain strategic benefits from those investments. In addition, in the future we may need to record impairment charges to strategic investments we have completed.

We may be unable to successfully integrate acquisitions of other businesses and technologies into our business or achieve the expected benefits of such acquisitions.

We have acquired a number of businesses and technologies in the past, and expect to continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets. These transactions entail risks that may be material to our business and results of operations. For example, we may be unable to meet the revenue, synergies and other projections announced or anticipated in connection with our pending acquisition of Musiwave. We may elect to finance a significant portion of this acquisition with stock, which will result in dilution to our existing stockholders and may adversely affect the trading price of our common stock, or cash, which will decrease our cash resources unless we elect to raise capital with the issuance of additional stock, which similarly will result in dilution to our existing stockholders and may adversely affect the trading price of our common stock.

In any event, the process of integrating any acquired business may create difficulties, including:

•	the inability to realize the anticipated benefits from such transactions, including projected revenue, synergies or other operating results as well as product integration, development and marketing;

•	diversion of management’s attention from other business concerns;

•	declining employee morale and retention issues from either our pre-existing or acquired business;

•	the need to integrate each company’s accounting and other administrative systems to permit effective management;

•	the impact of any negative customer relationships acquired;

•	the need to implement necessary controls, procedures and policies at private companies which, prior to acquisition, lacked such controls, procedures and policies;

•	the need to write-down the goodwill of any such transaction in subsequent periods; and

•	significant transaction fees and expenses, including expenses for transactions that may not be consummated.

Foreign acquisitions, including our pending acquisition of Musiwave, involve special risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. In any event, as a result of future acquisitions, we might need to issue additional equity securities, spend our cash, or incur debt or assume significant liabilities, any of which could adversely affect our business and results of operations.

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

In October 2001, September 2002, June 2003 and August 2005, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. There can be no assurance that in connection with the restructurings we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruiting and retention of important employees. These reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business. In addition, our restructuring may not result in anticipated cost-savings, which could harm our future operating results.

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

The stock market in general, and the stock prices of companies in our industry in particular, have experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. Therefore, if a large number of shares of our stock are sold in a short period of time, our stock price will decline. In the past, securities class action litigation has sometimes been brought against companies following periods of volatility in their stock prices. We have in the past and may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our Management’s time and resources, which could harm our business, financial condition, and operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $1.0 million and

$0.2 million for the quarters ended September 30, 2005 and 2004, respectively. As of September 30, 2005, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
JPY	900,000	111.98	12/30/2005
EUR	4,000	0.83	12/30/2005
CAD	4,000	1.17	12/30/2005
AUD	1,000	1.32	10/31/2005

Options:
EUR	40,000	0.82	11/29/2005

Cross currency swaps:
EUR	14,000	0.83	12/30/2005

(b) Interest Rate Risk

As of September 30, 2005, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $299.0 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2005:

	Expected maturity date for the year ending June 30,		Cost Value	Fair Value
	2006	2007	September 30, 2005 Total	September 30, 2005 Total
Certificate of Deposit	$5,558	$5,250	$10,808	$10,792
Commercial Paper	8,159	—	8,159	8,155
Corporate Bonds	2,008	7,958	9,966	9,925
Auction Rate Securities	76,800	—	76,800	76,800
Federal Agencies	42,276	480	42,756	42,588

Total	$134,801	$13,688	$148,489	$148,260

Weighted-average interest rate		3.5%

Additionally, the Company had $22.2 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of September 30, 2005. $17.3 million of the restricted investments comprised a certificate of deposit to collateralized letters of credit for facility leases. $4.1 million of the balance comprises U.S. government securities pledged for payment of the remaining three semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $0.8 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 1.9% at September 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). We believe that there are always limitations on the effectiveness of any control system, no matter how well conceived and operated. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, however a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Based on the evaluation performed, the CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are: (1) effective to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure and; (2) effective, at the reasonable assurance level, in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has scheduled a hearing for April 24, 2006 to consider whether final approval should be granted. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Openwave Systems Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2005).

10.1	Transition and Release Agreement between Openwave Systems Inc. and Don Listwin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2005).

10.2	Employment Offer Letter Agreement by and between Openwave and Harold (Hal) L. Covert, Jr., dated September 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2005).

10.3	Form of Executive Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 12, 2005).

10.4	Employment Transition & Release Agreement by and between Openwave and Joshua Pace, dated September 12, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 12, 2005).

10.5	Stock Purchase Agreement by and among Openwave Systems Inc. and the Sellers as defined therein, dated as of September 24, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2005

OPENWAVE SYSTEMS INC.

By:	/s/ Harold L. Covert
Harold L. Covert
Executive Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer
And Duly Authorized Officer)