Form 10-Q
period 2005-12-31
OPENWAVE SYSTEMS INC
filed 2006-02-08
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of January 31, 2006 there were 92,954,127 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2005	June 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$293,712	$126,462
Short-term investments	249,259	110,093
Accounts receivable, net	138,729	136,865
Prepaid and other current assets	22,466	21,961

Total current assets	704,166	395,381

Property and equipment, net	17,447	16,765
Long-term investments and restricted cash and investments	50,988	50,202
Deposits and other assets	3,614	3,910
Goodwill	50,769	44,073
Intangibles assets, net	26,433	30,974

	$853,417	$541,305

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,410	$10,861
Accrued liabilities	57,522	53,140
Accrued restructuring costs	20,604	20,236
Deferred tax liabilities, net	1,307	1,289
Deferred revenue	51,553	65,623

Total current liabilities	143,396	151,149

Accrued restructuring costs, less current portion	70,862	77,261
Deferred revenue, less current portion	1,893	3,408
Deferred rent obligations	912	691
Deferred tax liabilities, less current portion, net	3,484	5,025
Convertible subordinated notes, net	147,780	147,367

Total liabilities	368,327	384,901

Commitments and contingencies

Stockholders’ equity:
Common stock	92	70
Additional paid-in capital	3,113,526	2,798,914
Deferred stock-based compensation	—	(13,163)
Accumulated other comprehensive loss	(927)	(1,048)
Accumulated deficit	(2,627,601)	(2,628,369)

Total stockholders’ equity	485,090	156,404

	$853,417	$541,305

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues:
License	$50,033	$45,791	$98,747	$83,976
Maintenance and support services	24,259	22,847	48,647	44,345
Professional services	30,196	24,897	60,436	48,782

Total revenues	104,488	93,535	207,830	177,103

Cost of revenues:
License	2,855	2,479	6,635	3,688
Maintenance and support services	8,161	6,968	15,956	13,618
Professional services	20,443	19,401	41,906	34,747

Total cost of revenues *	31,459	28,848	64,497	52,053

Gross profit	73,029	64,687	143,333	125,050

Operating expenses:
Research and development	21,186	22,372	45,341	44,495
Sales and marketing	28,978	25,754	58,484	48,798
General and administrative	17,392	12,257	35,055	22,808
Restructuring and other related costs	(1,370)	585	6,905	1,492
Amortization of intangible assets	714	755	1,428	1,280
Gain on sale of technology and other	(3,250)	—	(7,549)	—

Total operating expenses *	63,650	61,723	139,664	118,873

Operating income	9,379	2,964	3,669	6,177
Interest income	2,916	1,244	4,817	2,508
Interest expense	(1,311)	(1,296)	(2,542)	(2,588)
Other expense, net	(606)	1,652	(1,606)	1,437
Impairment of non-marketable equity securities	(104)	—	(104)	—

Income before provision for income taxes	10,274	4,564	4,234	7,534
Income taxes	1,830	2,698	3,466	4,711

Net income	$8,444	$1,866	$768	$2,823

Basic net income per share	$0.11	$0.03	$0.01	$0.04

Diluted net income per share	$0.11	$0.03	$0.01	$0.04

Shares used in computing basic net income per share	75,003	66,073	72,542	65,614

Shares used in computing diluted net income per share	79,433	70,340	77,224	68,985

*Stock-based compensation by category:
Maintenance and support services	$605	$—	$1,006	$—
Professional services	512	—	899	—
Research and development	2,116	90	4,144	208
Sales and marketing	4,203	378	8,768	501
General and administrative	3,875	764	6,698	1,117

	$11,311	$1,232	$21,515	$1,826

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$768	$2,823
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	9,346	9,261
Stock-based compensation	21,515	1,826
Write-off of shareholder note receivable	—	170
Accelerated depreciation on restructured property and equipment	414	805
Provision for doubtful accounts	718	2,170
Amortization of discount on convertible debt and debt issuance costs	503	503
Loss on disposal of property and equipment	104	11
Deferred tax liability	(1,523)	—
Gain on sale of technology and other	(7,549)	—
Impairment of non-marketable securities	104	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(2,582)	(42,708)
Prepaid assets, deposits, and other assets	(403)	(12,786)
Accounts payable	1,549	1,028
Accrued liabilities	4,603	8,955
Accrued restructuring costs	(6,031)	(4,931)
Deferred revenue	(15,585)	16,506

Net cash provided by (used for) operating activities	5,951	(16,367)

Cash flows from investing activities:
Purchases of property and equipment	(6,005)	(5,021)
Acquisitions, net of cash acquired	—	(46,841)
Purchase of intangible assets	—	(450)
Proceeds from sale of technology	7,549	—
Investment in non-marketable securities	—	(809)
Purchases of short-term investments	(247,947)	(60,499)
Proceeds from sales and maturities of short-term investments	111,437	70,589
Purchases of long-term investments	(5,442)	(277)
Proceeds from sales and maturities of long-term investments	4	—
Restricted cash and investments	2,116	(348)

Net cash used for investing activities	(138,288)	(43,656)

Cash flows from financing activities:
Net proceeds from issuance of common stock	299,587	6,922

Net cash provided by financing activities	299,587	6,922

Effect of exchange rates on cash and cash equivalents	—	615

Net increase (decrease) in cash and cash equivalents	167,250	(52,486)
Cash and cash equivalents at beginning of period	126,462	153,469

Cash and cash equivalents at end of period	$293,712	$100,983

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,418	$1,688

Cash paid for interest	$1,538	$2,035

Noncash investing and financing activities:
Common stock issued for acquisitions	$6,696	$12,300

Notes payable issued in conjunction with acquisition	$—	$3,805

Transfers among short-term and long-term investments	$2,553	$22,376

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2005 and June 30, 2005, and the results of operations for the three and six months ended December 31, 2005 and 2004 and cash flows for the six months ended December 31, 2005 and 2004. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 2005.

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

Reclassifications

Certain amounts in fiscal 2005 as reported on the condensed consolidated balance sheet and condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. We reclassified $74.7 million and $78.0 million in auction rate securities from cash and cash equivalents to short-term investments as of December 31, 2004 and June 30, 2004, respectively, which increased cash flows from investing activities by $3.3 million in the condensed consolidated statement of cash flows for the six months ended December 31, 2004.

Revenues previously reported separately as project/systems revenues in the condensed consolidated statement of operations have been combined with professional services revenues. Accordingly, cost of revenues previously reported separately as project/systems cost of revenues have been combined with professional services cost of revenues.

Revenue Recognition

There have been no material changes to our revenue recognition policy from the information provided in Note 1 to the financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2005, with the exception of the change in policy regarding recognition of revenue on arrangements previously not deemed probable for collection.

As of the quarter ended December 31, 2005, the Company revised its policy regarding the determination factor for deferrals of revenue recognition for arrangements deemed not probable for collection. Prior to the quarter ended December 31, 2005, the Company continued to defer revenue recognition on arrangements originally deemed not probable for collection until the receipt of cash from that arrangement. As of the quarter ended December 31, 2005, the Company revised its policy such that revenue on arrangements previously deemed not probable for collection which are subsequently deemed probable for collection is recognized in the period of the change in the assessment of collectibility, rather than upon receipt of cash, provided all other revenue recognition criteria have been satisfied. This change in policy did not have a material impact for the quarter ended December 31, 2005.

During the quarter ended December 31, 2004, the Company entered into a significant contract with Sprint Nextel (formerly Sprint) to provide a “managed service” software and system solution. Under the terms of the arrangement, the Company agreed to provide the following products and services in exchange for software custom modification and installation milestone payments, license fee payments and ongoing service payments: software; third-party software and hardware; maintenance and support and new version coverage; third-party maintenance and support and new version coverage; implementation services, including significant customization, modification and development of the software and third-party software; and ongoing managed services for the software system/solution. The software custom modification and installation milestone fees are due when certain progress milestones are achieved; the license fees are due within twelve months from final acceptance of the solution; and the ongoing service payments are due when services are performed. The software custom modification and installation fees were cancelable or refundable to the extent of approximately $15.7 million if the Company did not satisfy certain customer specified acceptance testing. Since the Company believed delivery against this acceptance testing was reasonably assured and that the customer will satisfy their contractual obligations, the Company recognized revenue based upon the proportional performance on the project, which was derived using labor hours incurred as a percentage of total estimated labor hours. In December 2005, the Company received certification of final acceptance from Sprint Nextel, and no amounts are refundable. The Company continues to recognize revenue as the services are proportionately performed.

Stock Based Compensation

(a)	Change in Accounting Principle

Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R. “Share-Based Payment” (SFAS 123R”) using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through June 30, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. The majority of stock-based compensation expense prior to the adoption of SFAS 123R related to nonvested stock grants which have an exercise price below market price(typically the exercise price is $0.00), or to common stock issued to employees under retention agreements (refer to Note 5). The following table illustrates stock-based compensation recognized in the income statement by category of award (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Stock-based compensation related to:
Grants of nonvested stock	$3,021	$1,232	$5,543	$1,826
Stock options granted to employees and directors	8,290	—	14,242	—
Issuance of common stock related to retention agreements	—	—	1,730	—

Stock-based compensation recognized in the statement of operations	$11,311	$1,232	$21,515	$1,826

During the three and six months ended December 31, 2005, the Company recorded a $0.2 million tax benefit related to stock option expense recognized during the period.

With the adoption of SFAS 123R, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on July 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to July 1, 2005, compensation costs were amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” This is the same manner applied in the pro forma disclosures under SFAS No. 123.

(b) Summary of Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and options will no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had been authorized for issuance under the 1995 Stock Plan. As of December 31, 2005, options to purchase a total of 7,542,750 shares were outstanding under the 1995 Stock Plan.

As of December 31, 2005, the Company is authorized to issue up to 11,531,282 shares of common stock in connection with its 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) to directors, employees and consultants. Under the 1996 Stock Plan, options generally expire ten years from the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of December 31, 2005, the Company had a total of 1,922,343 shares of common stock available for grant, and options to purchase a total of 3,539,710 shares were outstanding under the 1996 Plan.

The Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to a new or existing Outside Director under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of awards granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, grants have a term of ten years. As of December 31, 2005, the Company had a total of 373,336 shares of common stock available for grant, and options and awards for a total of 271,164 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans, however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of December 31, 2005, the Company had a total of 185,927 shares of common stock available for grant, and options and awards for a total of 824,534 shares were outstanding under the 2001 Stock Plan.

Certain outstanding stock purchase rights are subject to a nonvested stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through December 31, 2005, the Company has issued 4,334,552 shares under nonvested stock purchase agreements, of which 624,485 shares have been repurchased and 1,727,228 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(c) Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004*	2005	2004*
Expected volatility	91.6%	90.3%	94.8%	93.0%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.75 - 6.06	2.47	5.75 - 6.06	2.43
Risk-free rate	4.4%	2.7%	4.3%	2.6%

*	The assumptions used in the three and six months ended December 31, 2004 were used to calculate pro forma compensation expense per SFAS 123.

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity through December 31, 2005 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2005	12,509	$11.92
Options granted	823	18.33
Exercised	(1,411)	10.09
Forfeited, canceled or expired	(658)	11.95

Outstanding at September 30, 2005	11,263	$12.61	8.53	$60,482

Options granted	2,236	16.64
Exercised	(777)	9.64
Forfeited, canceled or expired	(532)	13.13

Outstanding at December 31, 2005	12,190	$13.52	8.58	$48,151

Exercisable at December 31, 2005	4,514	$12.45	7.70	$22,680

The weighted average grant date fair value of options granted during the quarters ended December 31, 2005 and September 30, 2005 was $12.73 per option and $14.97 per option, respectively. The total intrinsic value of options exercised during the quarters ended December 31, 2005 and September 30, 2005 was $5.9 million and $11.0 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares through December 31, 2005 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2005	1,444	$12.26
Nonvested shares granted	262	18.42
Vested	(111)	9.89
Forfeited	(10)	14.70

Nonvested at September 30, 2005	1,585	$13.43

Nonvested shares granted	310	16.76
Vested	(98)	12.20
Forfeited	(70)	14.24

Nonvested at December 31, 2005	1,727	$14.03

As of December 31, 2005, there was $16.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the quarters ended December 31, 2005 and September 30, 2005, was $1.2 million and $1.1 million, respectively.

During the quarter ended September 30, 2005, the Company accelerated the vesting of 77,780 share options held by the former CEO and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million for the quarter ended September 30, 2005.

As a result of adopting SFAS 123R on July 1, 2005, the Company’s income before income taxes and net loss for the three and six months ended December 31, 2005, was lower by $8.3 million and $14.2 million, respectively, than if it had continued to account for share-based compensation under APB 25. Diluted net income per share for the three and six months ended December 31, 2005 would have been $0.20 and $0.19, respectively, if the Company had not adopted SFAS 123R compared to reported diluted loss per share of $0.11 and $.01, respectively.

(d) Pro-Forma Disclosure for Three and Six Months ended December 31, 2004

If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the three and six months ended December 31, 2004, the pro-forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income, as reported:	$1,866	$2,823
Add:
Stock-based compensation included in net income, zero tax effect	1,232	1,826

Deduct:
Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(5,635)	(14,660)

Pro forma net loss	$(2,537)	$(10,011)

Basic net income (loss) per share:
As reported	$0.03	$0.04

Pro forma	$(0.04)	$(0.15)

Diluted net income (loss) per share:
As reported	$0.03	$0.04

Pro forma	$(0.04)	$(0.15)

Recently Issued Accounting Pronouncements

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R and does not expect the adoption will have a material effect on its consolidated financial position, results of operations or cash flows.

(2) Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income per share computations for the periods presented, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average shares used in computing basic net income per common share	75,003	66,073	72,542	65,614
Dilutive effect of restricted stock subject to repurchase	1,738	2,607	1,587	2,165
Dilutive effect of employee stock options	2,124	524	2,453	255
Dilutive effect of contingently issuable shares related to a business combination	568	1,136	642	951

Weighted average shares used in computing diluted net income per common share	79,433	70,340	77,224	68,985

The Company excludes potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive to the net income per share computation. The following table sets forth potential common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average effect of potential common stock:
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	5,369	1,199	4,332	4,824
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154	8,154

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

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Disaggregated revenue
Server	$81,388	$72,316	$161,659	$138,499
Client	23,100	21,219	46,171	38,604

Total revenues	$104,488	$93,535	$207,830	$177,103

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenue in different geographic regions was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
United States	$40,885	$39,270	$86,106	$74,104
Americas, excluding the United States	6,965	7,373	11,817	11,858
Europe, Middle East, and Africa	26,469	20,721	49,573	40,173
Japan	13,732	13,254	26,513	27,216
Asia Pacific, excluding Japan	16,437	12,917	33,821	23,752

Total revenues	$104,488	$93,535	$207,830	$177,103

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three and six months ended December 31, 2005 and 2004 was as follows:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2005	2004	2005	2004
Customer:
Sprint Nextel	21%	25%	23%	23%

(4) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	December 31, 2005	June 30, 2005
Accounts receivable	$117,906	$120,158
Unbilled accounts receivable	28,717	23,914
Allowance for doubtful accounts	(7,894)	(7,207)

	$138,729	$136,865

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at December 31, 2005 and June 30, 2005 were as follows:

	% of Total Accounts
	December 31, 2005	June 30, 2005
Customer:
Sprint Nextel	24%	19%

(b) Goodwill and intangible assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2005 to December 31, 2005 (in thousands):

	Balance as of June 30, 2005	Additions (a)	Amortization	Balance as of December 31, 2005
Goodwill	$44,073	$6,696	$—	$50,769
Intangibles assets:
Developed and core technology	21,874	—	(3,059)	18,815
Customer contracts - licenses	95	—	(12)	83
Customer contracts - support	121	—	(42)	79
Customer relationships and trademarks	8,515	—	(1,374)	7,141
Workforce-in-place	369	—	(54)	315

	$75,047	$6,696	$(4,541)	$77,202

(a)	Additions comprise goodwill recorded in connection with the escrow release in the quarter ended September 30, 2005 related to the acquisition of Magic4 of $6.7 million (see Note 5).

Total amortization expense related to intangible assets during the three and six months ended December 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Developed and core technology	$1,505	$1,067	$3,059	$1,908
Customer contracts - licenses	6	322	12	609
Customer contracts - support	21	20	42	33
Customer relationships and trademarks	687	755	1,374	1,280
Workforce-in-place	27	—	54	—

	$2,246	$2,164	$4,541	$3,830

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of acquired customer relationships, trademarks, and workforce-in-place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of December 31, 2005 and June 30, 2005 (in thousands):

	December 31, 2005			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$30,735	$(11,920)	$18,815	$30,735	$(8,861)	$21,874
Customer contracts - licenses	4,342	(4,259)	83	4,342	(4,247)	95
Customer contracts - support	197	(118)	79	197	(76)	121
Customer relationships and trademarks	11,802	(4,661)	7,141	11,802	(3,287)	8,515
Workforce-in-place	414	(99)	315	414	(45)	369

	$47,490	$(21,057)	$26,433	$47,490	$(16,516)	$30,974

The following table presents the estimated future amortization of the intangible assets, based upon intangible assets recorded as of December 31, 2005, (in thousands):

Fiscal Year	Amortization
2006 (remaining)	$4,464
2007	8,700
2008	8,423
2009	4,614
2010	232

$26,433

(c) Deferred Revenue

As of December 31, 2005 and June 30, 2005, the Company had deferred revenue of $53.4 million and $69.0 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

•	amounts billed prior to acceptance of product or service;

•	new version coverage and/or maintenance and support elements prior to the time service is delivered;

•	subscriber licenses committed in excess of subscribers activated for arrangements being recognized on a subscriber activation basis; and

•	license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have offsetting balances in deferred revenue aggregated to approximately $31.3 million and $44.3 million as of December 31, 2005 and June 30, 2005, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2005	June 30, 2005
Unrealized loss on marketable securities	$153	$274
Cumulative translation adjustments	774	774

Accumulated other comprehensive loss	$927	$1,048

Comprehensive income is comprised of net income, change in unrealized loss on marketable securities, and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income	$8,444	$1,866	$768	$2,823
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	76	(100)	121	86
Change in accumulated foreign currency translation adjustments	—	842	—	615

Total comprehensive income	$8,520	$2,608	$889	$3,524

On July 1, 2005, the Company combined the operations of its three UK operating companies into a single legal entity. The working capital needs of the combined UK entity are generally funded from US dollar revenues and therefore the UK company is considered a US dollar functional entity, similar to other subsidiaries of the Company. As such, foreign currency translation adjustments are recognized in other income in the condensed consolidated statement of operations, as opposed to other comprehensive income on the condensed consolidated balance sheet.

(5) Acquisition

Acquisition of Magic4

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4, a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.0 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, and (iv) transactions costs of $1.7 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors, and transfer taxes. The shares issued were valued at $12.3 million based upon 3-day weighted average closing price through the closing date of the acquisition. As of December 31, 2005, the Company had paid all of the Initial Consideration. The Loan Notes and accrued interest were repaid on April 30, 2005.

In addition to the Initial Consideration, the Company agreed to additional contingent consideration consisting of 1,135,730 shares of the Company’s common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be issued to the former holders of share capital of Magic4 on a pro-rata basis (the “Contingent Consideration”). Payment of the Contingent Consideration is contingent upon the continued employment of certain key employees of Magic4 with the Company for specified periods extending through January 2006. These key employees were also holders of the share capital of Magic4. On January 31, 2005 and July 30, 2005, the Company issued the first and second installments of the contingent consideration comprising 113,570 and 454,273 shares of common stock to the former holders of the share capital of Magic4. The amount of the first and second installments issued to the key employees was 24,918 and 93,281 shares, respectively, resulting in stock-based compensation expense of $339,000 and $1.7 million in the quarters ended March 31 and September 30, 2005, respectively, based upon the fair value of the stock at the dates of issuance. The fair value of the remaining 88,652 and 360,992 shares issued to the non-employee shareholders in the first and second installments was $1.2 million and $6.7 million, respectively, and was recorded as additions to goodwill. The sum of Initial Consideration and Contingent Consideration, excluding consideration paid to the key employees discussed above, paid as of December 31, 2005 equals $79.9 million (“Consideration”).

As of December 31, 2005, the remaining 567,887 shares of common stock were held in escrow. These shares were released from escrow to the former holders of share capital of Magic4 on January 31, 2006, upon the completion of the specified employment period. The value of these shares were remeasured upon release and resulted in $9.7 million that increased goodwill and $2.6 million recorded to stock-based compensation expense during the quarter ended March 31, 2006.

(6) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $207,000 and $413,000 of the discount was amortized during the three and six months ended December 31, 2005, respectively, equal to approximately $207,000 and $413,000 for the corresponding periods of the prior fiscal year. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, which is equates to approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006, at a redemption price equal to $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, on such notes to, but not including, the redemption date, if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the optional redemption notice. Each holder may require the Company to purchase all or portion of such holder’s notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. During the three and six months ended December 31, 2005 the Company amortized debt issuance costs of approximately $45,000 and $90,000, equal to $45,000 and $90,000 for the corresponding periods of the prior fiscal year. Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At December 31, 2005 and June 30, 2005, the balance of the pledged securities was $4.1 million and $6.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheets.

(7) Commitments and Contingencies

Litigation

IPO securities class action. On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of the Company’s former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to an agreement extending the statute of limitations, through December 31, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement requires approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has scheduled a hearing for April 24, 2006 to consider whether final approval should be granted. No amount is accrued as of December 31, 2005, as a loss is not considered probable and reasonably estimable.

Indemnification claims. The Company’s software license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. As of December 31, 2005, the Company has $500,000 accrued for potential settlements related to indemnification claims.

(8) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced five separate restructurings during the years ended June 30, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2006 restructuring (FY2006 Restructuring) , the 2005 restructuring (FY2005 Restructuring), the 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

During the quarter ended December 31, 2005, the Company entered into a non-binding agreement with a potential subtenant for properties that are included in the Company’s FY2005 Restructuring and FY2003 Q1 Restructuring plans. As such, the Company has reassessed its estimated obligation and sublease income related to these properties, resulting in a net reduction of $2.1 million in restructuring expense recorded during the quarter ended December 31, 2005. During this reassessment, an error was noted in the spreadsheet used to account for the rent obligations in the FY2003 Q1 Restructuring. This error resulted in a cumulative understatement of the restructuring liability for periods prior to the three months ended December 31, 2005 of approximately $1.0 million. The effect of the error was not material to any relevant prior period. To correct this error, $1.0 million was recorded as an increase in the restructuring liability on the condensed consolidated balance sheet as of December 31, 2005, and a corresponding $1.0 million restructuring expense was recorded in the condensed consolidated statement of operations for the three months ended December 31, 2005.

During the quarter ended September 2005, the Company implemented the FY2006 Restructuring to better distribute the Company’s resources among its client and server product groups. In addition, the Company incurred further facilities-related charges under the FY2005 Restructuring as it ceased using information technology labs in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The accelerated depreciation was a non-cash charge and is not included in the restructuring liability table below. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

The $907,000 charge during the quarter ended September 30, 2004 primarily related to the exercise of an early termination clause within a facility lease agreement.

The following table sets forth the restructuring liability activity through December 31, 2005 (in thousands):

Restructuring Plan initiated in:

	FY 02	FY 03 Q1	FY 03 Q4	FY 05	FY 06		Total Net
	Facility	Facility	Facility	Facility	Facility	Severance	Liability
Balance as of June 30, 2005	$2,637	$35,934	$259	$58,667	$—	$—	$97,497
New charges	—	—	—	1,271	1,597	4,178	7,046
Accretion expense	—	—	4	812	—	—	816
Reclassification from deferred rent	—	—	—	136	—	—	136
Cash paid, net of sublease income	(346)	(1,569)	(29)	(2,472)	—	(2,562)	(6,978)

Balance as of September 30, 2005	$2,291	$34,365	$234	$58,414	$1,597	$1,616	$98,517

New charges	—	2,568	—	(4,707)	—	—	(2,139)
Accretion expense	—	—	4	742	23	—	769
Cash paid, net of sublease income	(646)	(1,492)	(29)	(2,551)	(206)	(757)	(5,681)

Balance as of December 31, 2005	$1,645	$35,441	$209	$51,898	$1,414	$859	$91,466

As of December 31, 2005, the Company has estimated $40.8 million of sublease income from third parties on these facilities. Included in the $40.8 million estimate is $36.0 million of sublease income from potential tenants that have not yet signed binding sublease agreements. Estimates of sublease income are netted from the total lease liability when estimating the net restructuring liability. If estimates regarding future sublease income change further, the Company could be required to record additional restructuring costs of up to $36.0 million. The following table sets forth the components of the estimated future cash flows relating to restructured facilities, prior to discounting for future accretion expense, at December 31, 2005 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Sub-total	Estimated Future Sublease Income	Estimated Future Net Cash Outflow
2006	$12,224	$(909)	$11,315	$(6)	$11,309
2007	21,681	(1,753)	19,928	(2,785)	17,143
2008	19,251	(1,284)	17,967	(5,335)	12,632
2009	17,605	(304)	17,301	(5,545)	11,756
2010	18,081	(270)	17,811	(5,816)	11,995
Thereafter	53,636	(301)	53,335	(16,480)	36,855

	$142,478	$(4,821)	$137,657	$(35,967)	$101,690

(9) Equity Offering

In December 2005, the Company sold 17.9 million shares in an underwritten public offering. Proceeds, net of offering costs, were $277.8 million. A portion of the proceeds was used to fund a recent acquisition discussed under “Subsequent Event” below.

(10) Gain on Sale of Technology and Other

During the quarter ended December 31, 2005, the Company sold an intangible asset to a third party for $3.25 million in cash. This amount was received by the Company in December 2005 and was recorded in operating income under gain on sale of technology and other.

During the quarter ended September 30, 2005, the Company sold certain intellectual property relating to a non-core product. The gain of $4.3 million relates to the sale proceeds of $5.0 million less the associated legal and professional fees totaling $0.7 million. The Company will continue to provide services to its customers who have purchased the product from the Company under a reseller agreement entered into with the buyer of the technology. In addition, contingent sale proceeds of $1.3 million will be received by the Company on the later of September 12, 2006 or the date on which there are no unresolved indemnification claims. Such indemnification claims, if any, could reduce the amount of contingent consideration. To date there have been no such claims made.

(11) Subsequent Event

On January 13, 2006, the Company acquired all outstanding shares of Musiwave S.A. (“Musiwave”) for a total purchase price of approximately €97 million, (net of actual purchase price adjustments). The definitive agreement includes a contingent earn-out of up to an additional €15 million. This equates to approximately $117 million, and a contingent additional $18 million respectively, based on the Euro-US Dollar exchange rate on January 13, 2006. The actual amount of the contingent earn-out payment, if any, will be determined based upon achievement of certain financial targets by the Musiwave business during calendar year 2006, and is expected to be paid, if applicable, shortly thereafter. The purchase price of €97 million was paid in cash on completion of the transaction. The contingent earn-out of up to €15 million is expected to be paid with a mixture of cash and stock. The exact proportions of cash and stock will be determined by the Company prior to the payment date, provided that the cash portion shall not be less than 43.7%.

As of the date of the filing it is not practicable for the Company to disclose the condensed balance sheet and purchase price allocation as of the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation and the other risks discussed below in Item 1A, under the subheading “Risk Factors.” The occurrence of the events described in Item 1A, under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Overview of Our Business and Products

Openwave Systems Inc. (“Openwave”) is a leading independent provider of open standards software products and services for the telecommunications industry. We provide software and services to mobile and wireline operators, Internet Service Providers, broadband service providers, and handset manufacturers. Our customers use our products and technologies and leverage our deep industry experience and knowledge to continuously innovate and deliver differentiated services that enhance the user experience for their subscribers. Our product development is focused on client software, and server software which includes mobile infrastructure software anchored by and Open Mobile Alliance (“OMA”) standards, and messaging applications software built around a flexible Internet-Protocol (“IP”) messaging core.

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

Operating Environment During the Three and Six Months Ended December 31, 2005

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

In the server software market, we have sharpened our focus on systems deals, which provide a balanced mix of license, services and maintenance revenue. We are benefiting from the following events and developments relating to our server software business:

•	During the quarter ended September 30, 2005, we announced our agreement with Telefonica Moviles Espana to provide an all-IP-integrated messaging infrastructure. During the quarter ended December 31, 2005, we expanded our relationship with Telefonica Moviles Espana by signing an agreement to extend the capacity of its mobile access gateway to cope with the increase in demand for mobile communication, information and entertainment services.

•	During the quarter ended December 31, 2005, Swisscom extended its mobile access gateway contract for three more years to offer a range of consumer services that include enhanced consumer Internet browsing and special event marketing campaigns.

•	We continue to see a resurgence of interest in location-based services; through our partnership with NEC, we were selected by Vodafone KK in Japan to provide an integrated location solution during the quarter.

In the client software area, we are benefiting from the following trends in the client software market:

•	For the quarter ended December 31, 2005, we continue to provide over fifty of the world’s leading handset manufacturers and OEMs with the software to deliver the latest mobile messaging and content services.

•	During the quarter ended December 31, 2005, we are witnessing traction with MIDAS (Openwave Mobile Integrated Dynamic Application System)—now actively in trials with three leading operators in Europe. This scripted application environment is designed to enable mobile operators to quickly create, customize and deploy powerful new applications and interfaces to mass market mobile devices.

With the acquisition of Musiwave on January 13, 2006, we have expanded our offerings to include mobile music entertainment services. With the acquisition complete, work has begun integrating Musiwave into our MIDAS framework, with three of the Musiwave services: Music On Demand, Smart Radio and Music Wizard.

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

Stock-based compensation

Effective July 1, 2005, we adopted SFAS No. 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. SFAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $1.6 million increase in the fair value of options granted during the quarter ended December 31, 2005. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower would have resulted in a change of $0.1 million in stock-based compensation expense for the quarter ended December 31, 2005. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of options granted in the future. We expect to refine our method of deriving expected term no later than January 1, 2008.

Restructuring–related assessments

We make significant judgments in our assessment of our restructuring-related liabilities. Please refer to Note 8 to our condensed consolidated financial statements included with this Form 10-Q. As of December 31, 2005, we have assumed $36.0 million of sublease income from potential tenants that have not yet been identified. This assumed amount is netted from our total lease liability when estimating our net restructuring liability. Our sublease estimates are reviewed quarterly with third-party real-estate professionals. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs.

Summary of Operating Results

Three and Six Months Ended December 31, 2005 and 2004

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the three and six months ended December 31, 2005 and 2004 include Sprint Nextel. Sales to Sprint Nextel accounted for 21% and 25% of total revenues during the three months ended December 31, 2005 and 2004, respectively, and 23% during the six months ended December 31, 2005 and 2004. No other customers accounted for 10% or more of total revenues for the three months ended December 31, 2005 and 2004, respectively.

The following table presents the key revenue financial metric information for the three and six months ended December 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2005	2004		2005	2004
Revenues:
License	$50,033	$45,791	9%	$98,747	$83,976	18%
Maintenance and support services	24,259	22,847	6%	48,647	44,345	10%
Professional services	30,196	24,897	21%	60,436	48,782	24%

Total Revenues	$104,488	$93,535	12%	$207,830	$177,103	17%

Percent of revenues:
License	48%	49%		48%	47%
Maintenance and support services	23%	24%		23%	25%
Professional services	29%	27%		29%	28%

Total Revenues	100%	100%		100%	100%

In the three and six months ended December 31, 2005 compared to the corresponding periods of the prior year, we saw an increase in revenues for all of our revenue types with a relatively consistent product mix.

License Revenues

License revenues increased by 9% and 18% during the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of the prior year. The increase was primarily due to an overall increase of license sales in both the client and server products, as demand has increased for mobile data, messaging, broadband and Voice over IP technology has grown.

Maintenance and Support Services Revenues

Maintenance and support services revenues increased by 6% and 10% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of the prior year. The increase was attributable to the growth in software licenses that are under support contracts.

Professional Services Revenues

Professional services revenue increased by 21% and 24% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of the prior year. The increase was primarily attributed to an increase in the number of custom and extended solutions projects as well as an increase in services provided in relation to our product upgrades on our existing technology and other value-added services to our customers.

Other Key Financial Revenue Metrics

The other key financial revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and six months ended December 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2005	2004		2005	2004
Disaggregated revenue
Server	$81,388	$72,316	13%	$161,659	$138,499	17%
Client	23,100	21,219	9%	46,171	38,604	20%

Total revenues	$104,488	$93,535	12%	$207,830	$177,103	17%

The increase in our server and client revenues are discussed above.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three and six months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2005	2004		2005	2004
Cost of revenues:
License	$2,855	$2,479	15%	$6,635	$3,688	80%
Maintenance and support services	8,161	6,968	17%	15,956	13,618	17%
Professional services	20,443	19,401	5%	41,906	34,747	21%

Total cost of revenues	$31,459	$28,848	9%	$64,497	$52,053	24%

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Gross margin per related revenue category:
License	94%	95%	93%	96%
Maintenance and support services	66%	70%	67%	69%
Professional services	32%	22%	31%	29%
Total Gross Margin	70%	69%	69%	71%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology, customer contract, and customer relationship intangible assets related to our acquisitions.

Costs of license revenues increased by $0.4 million and $2.9 million during the three and six months ended December 31, 2005, respectively, compared to the corresponding periods of the prior year. The increase in the three months ended December 31, 2005 was attributable to a $0.3 million increase in royalties in connection with the $4.2 million increase in license revenue during the same period, as well as a $0.1 million increase in amortization of intangibles, relating to acquisitions occurring after June 30, 2004. The increase during the six months ended December 31, 2005 relates to a $2.2 million increase in royalties to third parties during the quarter ended September 30, 2005 as compared to the same period in the prior year which had unusually low royalties due to product mix, and a $0.6 million increase in amortization of intangibles during the six months ended December 31, 2005, relating to acquisitions occurring after June 30, 2004.

Cost of Maintenance and Support Services Revenues

Cost of maintenance and support services revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support services increased by $1.2 and $2.3 million during the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of the prior year. The increase was primarily attributable to an increase in resources needed to service the increased customer support revenue. As such, costs associated with resources in maintenance support increased by $0.6 and $1.3 million in the three and six months ended December 31, 2005, respectively, compared to the corresponding periods of the prior year. Additionally, due to the expensing of stock options related to the adoption of SFAS 123R as of July 1, 2005 (see Note 1 to the condensed consolidated financial statements), $0.6 million and $1.0 million of stock-based compensation expense was recorded in cost of maintenance and support services during the three and six months ended December 31, 2005, respectively.

Cost of Professional Services Revenues

Cost of professional services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Professional services costs increased by $1.0 million and $7.2 million during the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of the prior year. These increases were primarily due to an increase in demand for our services and the resulting increases of average headcount by 18% and 27% during the three and six months ended

December 31, 2005, respectively. Accordingly, the associated costs of personnel increased by $0.5 million and $5.6 million during the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods in the prior year. Additionally, due to the expensing of stock options related to the adoption of SFAS 123R as of July 1, 2005 (see Note 1 to the condensed consolidated financial statements), $0.5 and $0.9 million of stock-based compensation expense was recorded in cost of professional services revenues during the three and six months ended December 31, 2005, respectively.

We experienced an improvement in professional service gross margins, from 22% in the three months ended December 31, 2004 compared to 32% in the same period of 2005. This was primarily attributable to unusually low gross margins in the three months ended December 31, 2004 due to the product mix including projects with lower gross margins during that period, and to a lesser extent, greater cost controls during the three months ended December 31, 2005.

Operating Expenses

Operating expenses increased by $1.9 million and $20.8 million for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of the prior year. The majority of this increase was experienced in general and administrative expenses and in sales and marketing expenses, as explained below.

The following table represents operating expenses for the three and six months ended December 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2005	2004		2005	2004
Operating expenses:
Research and development	$21,186	$22,372	-5%	$45,341	$44,495	2%
Sales and marketing	28,978	25,754	13%	58,484	48,798	20%
General and administrative	17,392	12,257	42%	35,055	22,808	54%
Restructuring and other related costs	(1,370)	585	-334%	6,905	1,492	363%
Amortization of intangible assets	714	755	-5%	1,428	1,280	12%
Gain on sale of technology	(3,250)	—	-100%	(7,549)	—	-100%

Total Operating Expenses	$63,650	$61,723	3%	$139,664	$118,873	17%

Percent of Revenues:
Research and development	20%	24%		22%	25%
Sales and marketing	28%	28%		28%	28%
General and administrative	17%	13%		17%	13%

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

During the three months ended December 31, 2005, research and development costs decreased $1.2 million compared to the corresponding period in the prior year. This decrease is a result of restructuring implemented during the quarter ended September 30, 2005 which consolidated certain engineering sites and reduced headcount which resulted in a decrease of $3.2 million in employee and allocation-related costs. This savings was offset by to the adoption of SFAS 123R as of July 1, 2005 (see Note 1 to the condensed consolidated financial statements), which resulted in an increase of $2.0 million of stock-based compensation expense during the three months ended December 31, 2005 compared to the same period in the prior year.

During the six months ended December 31, 2005, research and development costs increased $0.8 million compared to the corresponding period in the prior year. The increase was primarily attributable to the adoption of SFAS 123R which resulted in an increase of $3.9 million of stock-based compensation expense recorded in research and development expenses in the six months ended December 31, 2005, offset by a decrease of $3.2 million in employee and allocation-related costs compared to the prior year, following our FY2006 restructuring implemented in the quarter ended September 30, 2005.

Research and development expenses decreased to 20% and 22% of revenues for the three and six months ended December 31, 2005 compared to 24% and 25% in the corresponding periods of the prior year, as a result of the restructuring efforts discussed above.

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

During the three months ended December 31, 2005, sales and marketing costs increased by $3.2 compared to the corresponding period in the prior year. The increase was primarily attributable to the adoption of SFAS 123R which resulted in an increase of $3.8 million of stock-based compensation expense recorded in sales and marketing expenses compared to the same period in the prior year. This increase was partially offset by a reduction of $0.7 million in third-party marketing and professional fees compared to the same period in the prior year as we have reduced activities outsourced to outside firms since the prior year, such as public relations and marketing.

During the six months ended December 31, 2005, sales and marketing costs increased by $9.7 million compared to the corresponding period in the prior year. The increase was primarily attributable to the adoption of SFAS 123R which resulted in an increase of $8.3 million of stock-based compensation expense recorded in sales and marketing expenses compared to the same period in the prior year. In addition, labor and associated allocated expenses increased by $2.6 million, largely as a result of an increase in variable pay associated with the increase in sales during the period. These increases were partially offset by a reduction of $0.8 million in third-party marketing and professional fees compared to the same period in the prior year.

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

During the three months ended December 31, 2005, general and administrative costs increased $5.1 million compared to the corresponding period in the prior year. This increase was attributable to the increase in labor expense of $2.4 million compared to the corresponding period in the prior year as a result of an increase in severance costs of $1.0 million and an increase in compensation expense. In addition, the adoption of SFAS 123R resulted in an increase of $3.1 million of stock-based compensation expense recorded in general and administrative expenses in the three months ended December 31, 2005 compared to the corresponding period in the prior year. Consulting fees to external firms increased by $0.6 million as a result of increased Sarbanes-Oxley compliance review costs and general consulting costs. These increases were partially offset by a $1.0 million decrease in bad debt expense as a result of a reduction in specifically identified receivables for reserve.

During the six months ended December 31, 2005, general and administrative costs increased $12.2 million compared to the corresponding period in the prior year. This increase was attributable to the increase in labor expense of $5.6 million compared to the corresponding period in the prior year as a result of an increase in severance costs of $1.3 million and an increase in compensation expense. In addition, the adoption of SFAS 123R resulted in an increase of $5.6 million of stock-based compensation expense recorded in general and administrative expenses in the six months ended December 31, 2005 compared to the corresponding period in the prior year. Consulting fees to external firms increased by $2.7 million as a result of increased Sarbanes-Oxley compliance review costs and general consulting costs. These increases were partially offset by a $1.5 million decrease in bad debt expense as a result of a reduction in the specifically identified receivables for reserve.

Restructuring and Other Related Costs

As a result of our change in strategy and our desire to improve its cost structure, we announced five separate restructurings during the years ended June 30, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2006 restructuring (“FY2006 Restructuring”) , the 2005 restructuring (“FY2005 Restructuring”), the 2003 fourth quarter restructuring (“FY2003 Q4 Restructuring”), the fiscal year 2003 first quarter restructuring (“FY2003 Q1 Restructuring”), and the fiscal year 2002 restructuring (“FY2002 Restructuring”).

During the quarter ended December 31, 2005, we entered into a non-binding agreement with a potential subtenant for properties that are included in our FY2005 Restructuring and FY2003 Q1 Restructuring plans. As such, we have reassessed our estimated obligation and sublease income related to these properties, resulting in a net reduction of $2.1 million in restructuring expense recorded during the quarter ended December 31, 2005.

During the quarter ended September 30, 2005, we implemented the FY2006 Restructuring to better align our resources among our client and server product groups. In addition, we incurred further facilities-related charges under the FY2005 Restructuring as we ceased using information technology in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated of useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

The $907,000 charge during the quarter ended September 30, 2004 primarily related to the exercise of an early termination clause within a facility lease agreement.

As of December 31, 2005, we estimated $40.8 million of sublease income from third parties on these facilities. Included in the $40.8 million estimate is $36.0 million of sublease income from potential tenants that have not yet been identified. Estimates of sublease income are netted from our total lease liability when estimating our net restructuring liability. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs of up to $36.0 million.

Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Developed and core technology	$(1,505)	$(1,067)	$(3,059)	$(1,908)
Customer contracts - licenses	(6)	(322)	(12)	(609)
Customer contracts - support	(21)	(20)	(42)	(33)
Customer relationships and trademarks	(687)	(755)	(1,374)	(1,280)
Workforce-in-place	(27)	—	(54)	—

	$(2,246)	$(2,164)	$(4,541)	$(3,830)

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

Gain on sale of technology and other

During the quarter ended December 31, 2005, we sold an intangible asset to a third party for $3.25 million in cash. This amount was received in December 2005 and was recorded in operating income under gain on sale of technology and other.

During the quarter ended September 30, 2005, we sold certain intellectual property relating to a non-core product. The gain relates to the $5.0 million in sale proceeds less the associated legal and professional fees totaling $0.7 million. We will continue to provide services to our customers who have purchased the product from us in the past under a reseller agreement entered into with the buyer of the technology. In addition, we expect contingent sale proceeds of $1.3 million to be received by us on the later of September 12, 2006 or the date on which there are no unresolved indemnification claims. Such indemnification claims, if any, could reduce the amount of contingent consideration. To date there have been no such claims made.

Impairment of non-marketable equity securities

During the quarter ended December 31, 2005, a privately held company which we have a minority interest in, initiated a new round of funding which reduced our equity interest and estimated valuation by $0.1 million.

Interest Income

Interest income was approximately $2.9 and $4.8 million for the three and six months ended December 31, 2005, as compared to $1.2 and $2.5 million for the corresponding periods of the prior year. The increase in interest income is primarily due to interest earned on the proceeds from our equity offering in December 2005 which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments.

Interest Expense

Interest expense was approximately $1.3 and $2.5 million for the three and six months ended December 31, 2005, as compared to $1.3 and $2.6 million for the corresponding periods of the prior year. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003.

Other Income (Expense), net

Other income (expense), net was approximately ($.6) and ($1.6) million during the three and six months ended December 31, 2005, as compared to $1.7 and $1.4 million for the corresponding periods of the prior year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities as well as $.5 million and $0.7 million in hedging costs incurred in connection with our euro-denominated purchase price for the acquisition of Musiwave, which was announced in September 2005 and closed in January 2006.

Income Taxes

Income tax expense consisted of foreign withholding tax and foreign corporate tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in quarterly effective tax rate.

Income tax expense was $1.8 million and $3.5 million for the three and six months ended December 31, 2005 compared to $2.7 million and $4.7 million for the corresponding periods of the prior fiscal year. The decrease in income tax expense for the three months and six months ended December 31, 2005 was primarily related to decreases in foreign withholding taxes based upon changes in product mix and the regional sales mix.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2005, we have foreign deferred tax assets recorded of approximately $3.1 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. At December 31, 2005, we have approximately $8.0 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes. During the three and six months ended December 31, 2005, respectively, we recorded a benefit of $0.7 million and $1.4 million related to this deferred tax liability.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the AJCA. Based on our analysis of the AJCA and business needs to date, we do not expect to repatriate foreign earnings as a result of the AJCA.

Operating Lease Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following table discloses our off-balance sheet contractual obligations by fiscal year as of December 31, 2005 (in thousands):

	Payments due during the Fiscal Year ended June 30,
	2006 (remaining)	2007	2008	2009	2010	Thereafter	Total
Contractual obligation:
Gross operating lease obligations	$13,164	$23,994	$22,180	$19,873	$20,245	$56,329	$155,785
Less: contractual sublease income	(1,076)	(2,119)	(1,343)	(179)	(160)	62	(4,877)

Net operating lease obligations	$12,088	$21,875	$20,837	$19,694	$20,085	$56,329	$150,908
Interest due on convertible subordinated debt	$2,063	$4,125	$4,125	$2,063	$—	$—	$12,376
Principal payment of convertible subordinated debt	$—	$—	$—	$150,000	$—	$—	$150,000

We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $4.9 million through our fiscal year 2010.

In November 2004, we purchased developed and core technology from a private company. Included in the purchase price were contingent payments of $850,000, if specified milestones are satisfied. These milestones are primarily related to future revenues generated from the license of the developed and core technology and would be payable 24 months from the signing of the purchase agreement.

On July 30, 2004, in connection with our acquisition of Magic4, in addition to the original consideration paid for the purchase, we agreed to additional contingent consideration consisting of 1,135,734 shares of our common stock to be issued upon the continued employment of certain key employees of Magic4 with us for certain specified periods. These certain employees were also holders of the share capital of Magic4. On January 31, 2005 and July 30, 2005, we issued the first and second installments of the contingent consideration comprising 113,570 and 454,273 shares of common stock to the former holders of the share capital of Magic4. As of December 31, 2005, 567,891 shares of common stock were held in escrow. These shares were released from escrow to the holders of the share capital of Magic4 on January 31, 2006, upon the completion of the specified employment period. The value of these shares were remeasured upon release and resulted in $9.7 million that increased goodwill and $2.6 million recorded to stock-based compensation expense during the quarter ended March 31, 2006.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of December 31, 2005 and June 30, 2005, respectively (in thousands):

	December 31, 2005	June 30, 2005	Percent Change
Working capital	$560,770	$244,232	130%

Cash and cash investments:
Cash and cash equivalents	$293,712	$126,462	132%
Short-term investments	249,259	110,093	126%
Long-term investments	28,904	25,909	12%
Restricted cash and investments	22,084	24,293	-9%

Total cash and cash investments	$593,959	$286,757	107%

	Six Months Ended December 31,
	2005	2004
Cash used for operating activities	$5,951	$(16,367)
Cash used for investing activities	$(138,288)	$(43,656)
Cash provided by financing activities	$299,587	$6,922

We obtained a majority of our cash and investments through prior public offerings, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. We intend to use the cash provided by such financing activities for general corporate purposes, including potential future acquisitions or other transactions. In addition, we received approximately $145.7 million from the issuance of our $150 million convertible subordinated notes during the year-ended June 30, 2004. While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working Capital

Our working capital increased by approximately $316.5 million or 130% from June 30, 2005 to December 31, 2005. The increase was primarily attributable to proceeds from issuances of common stock, including the public offering in December 2005 which raised $277.8 million in net proceeds, and the remainder from employees’ exercise of stock options during the period. In addition, the increase in cash included net proceeds of $7.5 million received on sales of technology and an intangible asset during the period.

Cash provided by (used for) operating activities

Operating activities provided $6.0 million during the six months ended December 31, 2005, an improvement of $22.3 million from a use of $16.4 million in the corresponding period of the prior year. This improvement was primarily attributable to the change in working capital balances, whereby these changes resulted in a $33.9 million use of cash during the six months ended December 31, 2004 primarily due to an increase in accounts receivable during the same period. During the six months ended December 31, 2005, working capital changes accounted for a $18.4 million use of cash. In addition, we improved cash from net income excluding non-cash items and the gain on the sale of technology and a domain name, by $7.5 million during the six months ended December 31, 2005 compared to the same period in the prior year, as a result of efficiencies gained due to our restructuring efforts and our increase in revenues.

Cash used for investing activities

Net cash used in investing activities during the six months ended December 31, 2005 was $138.3 million, up $94.6 from $43.7 million used in investing activities during the six months ended December 31, 2004. This change was primarily due to the $136.5 million in purchases of short-term investments, net of proceeds from maturities of short-term investments during the six months ended December 31, 2005 compared to $10.0 million in proceeds from maturities of short-term investments, net of purchases during the six months ended December 31, 2004. Offsetting the increase in the use of cash during the period was a $46.8 million decrease in cash spent on the acquisitions during the prior period, specifically cash used in the acquisition of Magic4 in 2004.

Cash flows provided by financing activities

Net cash provided by financing activities increased by $292.7 million during the six months ended December 31, 2005 as compared to the corresponding period of the prior fiscal year. The increase was attributable to proceeds from issuances of common stock, including the public offering in December 2005 which raised $277.8 million in net proceeds, and the remainder from employees’ exercise of stock options during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $0.6 million and $1.6 million for the three and six months ended December 31, 2005. As of December 31, 2005, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
JPY	900,000	115.41	6/30/2006
EUR	4,000	0.84	1/30/2006
CAD	4,500	1.17	3/31/2006
AUD	1,500	1.38	3/31/2006

Cross currency swaps:
EUR	8,000,000	0.8435	6/30/2006
EUR	6,000,000	0.8264	6/30/2006

(b) Interest Rate Risk

As of December 31, 2005, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $594.0 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2005:

	Expected maturity for the year ending June 30,		Cost Value	Fair Value
	2006	2007	December 31, 2005 Total	December 31, 2005 Total
Certificate of Deposit	$6,251	$7,197	$13,448	$13,423
Commercial Paper	61,385	—	61,385	61,372
Corporate Bonds	3,824	10,274	14,098	14,046
Auction Rate Securities	142,532	—	142,532	142,525
Federal Agencies	40,852	6,001	46,853	46,797

Total	$254,844	$23,472	$278,316	$278,163

Weighted-average interest rate		4.2%

Additionally, the Company had $22.1 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of December 31, 2005. $17.3 million of the restricted investments comprised a certificate of deposit to collateralized letters of credit for facility leases. $4.1 million of the balance comprises U.S. government securities pledged for payment of the remaining three semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $0.7 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 1.9% at December 31, 2005.

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

PART II Other Information

Item 1. Legal Proceedings

IPO securities class action.

On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased our common stock from June 11, 1999 through December 6, 2000. The defendants are Openwave and five of our former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of our initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to an agreement extending the statute of limitations, through December 31, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

We have accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has scheduled a hearing for April 24, 2006 to consider whether final approval should be granted. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of December 31, 2005.

Item 1A. Risk Factors

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

We have a history of losses, and we may not be able to achieve or maintain consistent profitability.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We have incurred losses in each fiscal year since our inception. During the fiscal years ended June 30, 2005 and 2004, incurred losses of approximately $62.1 million and $29.9 million, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $2.6 billion, which includes approximately $2.0 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve or be able to maintain consistent profitability.

Our business faces a number of challenges including:

•	our ability to upgrade, develop and maintain our products and effectively respond to the rapid technology changes in wireless and broadband communications;

•	our ability to anticipate and respond to the announcement or introduction of new or enhanced products or services by our competitors;

•	the rate of growth, if any, in end-user mobile data usage, purchases of data-enabled mobile phones, use of our products, and the growth of wireless data networks generally;

•	the volume of sales of our products and services by our strategic partners, distribution partners and resellers; and

•	general economic market conditions and their effect on our operations and the operations of our customers.

As a result of the foregoing risks and others, our business strategy may not be successful, and we may not adequately address these challenges to achieve or maintain consistent profitability.

We rely upon a small number of customers for a significant portion of our revenues and the failure to retain and expand our relationships with these customers would adversely affect our business.

Our customer base consists of a limited number of large communications service providers and mobile handset manufacturers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. In this regard, revenue recognized from arrangements with Sprint-Nextel accounted for approximately 23% of our total revenues during the six months ended December 31, 2005. By virtue of their size and the significant portion of our revenue that we derive from a select group of customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	delays in or cancellation of orders from key customers;

•	the introduction of new products or services, or changes in pricing policies by us or our competitors;

•	delays in development, launch, market acceptance or implementation by our customers of our products and services;

•	changes in demand and purchasing patterns of our customers for our products;

•	restructuring or impairment charges we may take; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks, technologies or handsets for which our solutions are designed.

In particular, our customers often defer execution of our agreements until the last week of the quarter if they elect to purchase our products. As a result, our visibility into our revenue recognition for future periods is limited. Accordingly, we may not recognize revenue as anticipated during a given quarter when customers defer orders or ultimately elect not to purchase our products.

Our operating results could also be affected by general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise, disputes or litigation with other parties, and general political and economic factors, including an economic slowdown or recession, acts of terrorism or war, and health crises or disease outbreaks.

In addition, our operating results could be impacted by the amount and timing of operating costs and capital expenditures relating to our business and our ability to accurately estimate and control costs. Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are largely fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. In this regard, our bookings may not be indicative of trends in our business generally or revenue that will be recognized in current or subsequent periods. Due to the foregoing factors, we believe period-to-period comparisons of our historical operating results may be of limited use. In any event, we may be unable to meet our internal projections or the projections of securities analysts and investors. If we are unable to do so, we expect that, as in the past, the trading price of our stock may fall dramatically.

Our market is highly competitive and our inability to compete successfully could adversely affect our operating results.

The market for our products and services is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. Their resources have enabled them to aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, we may then need to lower the prices of our products and services, change our pricing models, or offer other favorable terms in order to compete successfully, which would likely reduce our margins and adversely affect operating results.

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Nortel and Lucent;

•	wireless messaging software providers, such as Comverse, Ericsson, and LogicaCMG;

•	software providers, such as 7.24 Solutions, Critical Path, Intrado, and Verisign;

•	service providers, such as E-Commerce Solutions;

•	client solutions providers, such as Access, Qualcomm, Symbian, and Teleca;

•	computer system companies, such as Microsoft and Sun;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

•	antispam and antivirus providers, such as Ironport.

Nokia also competes directly with us by offering WAP servers, client software and messaging (offering end-to-end solutions based on its proprietary smart messaging protocol and on MMS) to communications service providers. Nokia markets its WAP servers to corporate customers and content providers, which if successful, could undermine the need of communications service providers to maintain their own WAP gateways (since these WAP servers access applications and services directly rather than through WAP gateways).

Qualcomm’s end-to-end proprietary system called “BREW”™ does not use our technology and offers wireless handset manufacturers an alternative method for installing applications. Qualcomm’s strong market position in CDMA with its chipsets technology provides them with a position to build the BREW system with CDMA operators. If Qualcomm’s BREW system is widely adopted, it could undermine the need for wireless device manufacturers to install our client software and reduce our ability to sell gateways and wireless applications to communications service providers.

Furthermore, the proliferation and evolution of operating system software in smart phones, a market segment backed by companies with resources greater than ours, such as Microsoft and Nokia, may threaten the market position of our client software offerings, as such software becomes more competitive in price.

In addition, Internet search and content providers recently have launched data services offerings directed at wireless end users. These services may compete directly with services offered by our traditional customer base. As well, in the future Internet search and content providers could directly compete with us by launching wireless data services.

Our sales cycles are long, subjecting us to the loss or deferral of anticipated orders and related revenue.

Our sales cycle is long, often between six months and twelve months, and unpredictable due to the lengthy evaluation and customer approval process for our products, including internal reviews and capital expenditure approvals. Moreover, the evolving nature of the market for data services via mobile phones may lead prospective customers to postpone their purchasing decisions pending resolution of standards or adoption of technology by others.

Because we depend substantially on the international sales, any decrease in international sales would adversely affect our operating results.

International sales accounted for approximately 59% and 58% of our total revenues for the six months ended December 31, 2005 and 2004, respectively. Risks inherent in conducting business internationally include:

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

While we attempt to hedge our currency risk, we may be unable to do so effectively. In addition, international sales could decline due to unexpected changes in regulatory requirements applicable to the Internet or our business, or differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law. Any of these factors could harm our international operations and, consequently, our operating results.

We may be unable to integrate acquisitions of other businesses and technologies successfully or to achieve the expected benefits of such acquisitions.

We have acquired a number of businesses and technologies in the past and expect to continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets. These transactions entail risks that may be material to our business and results of operations. For example, the limited historical revenue and operating history of Musiwave, which we acquired on January 13, 2006, subjects us to significant risk that we will be unable to integrate the business and to realize the anticipated benefits in a timely basis or at all.

In any event, the process of integrating any acquired business may create difficulties, including:

•	significant delay or the inability to realize the anticipated benefits from such transactions, including projected revenue, synergies or other operating results and to effect product integration, development and marketing;

•	diversion of management’s attention from other business concerns;

•	declining employee morale and retention issues from either our pre-existing or acquired businesses;

•	the need to integrate each company’s accounting and other administrative systems to permit effective management;

•	the impact of any negative customer relationships acquired;

•	the need to implement necessary controls, procedures and policies at private companies which, prior to acquisition, lacked such controls, procedures and policies;

•	the need to write-down the goodwill of any such transaction in subsequent periods; and

•	significant transaction fees and expenses, including expenses for transactions that may not be consummated.

Foreign acquisitions involve special risks, including those related to integration of operations across different cultures, languages, and legal systems, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. In any event, as a result of future acquisitions, we might need to issue additional equity securities, spend our cash, or incur debt or assume significant liabilities, any of which could adversely affect our business and results of operations.

Our customer contracts lack uniformity and often are particularly complex, which subjects us to business and other risks.

Our customers are typically large communications service providers and handset manufacturers. Their substantial purchasing power and negotiating leverage limits our ability to negotiate uniform business terms. As a result, we typically negotiate contracts on an individual customer-by-customer basis and are sometimes required to accept contract terms not favorable to us, including indemnity, refund, penalty or other terms that expose us to significant risk. In addition, we may be asked to accommodate requests that are beyond the express terms of our agreements in order to maintain our relationships with our customers. The lack of uniformity and the complexity of the terms of these contracts creates difficulty with respect to ensuring timely and accurate accounting and billing under these contracts. Because of this complexity and the limitations of automated accounting software, our invoices often must be prepared manually, which sometimes leads to delays or errors that generally must be corrected before invoices can be paid by our customers and which can lead to delays in processing or collecting payments. Any delay in processing or collecting payments could adversely affect our business. Additionally, if we are unable to effectively negotiate, enforce and accurately or timely account and bill for contracts with our key customers, our business and operating results may be adversely affected.

We may not be successful in obtaining complete license usage reports from our customers on a timely basis, which could impact our reported results.

Although our customers generally are contractually obligated to provide license usage reports, at times we are unable to obtain such reports in a timely manner, if at all, or the reports provided may not accurately reflect actual usage. If license usage reports are not received in a timely manner, we estimate the revenue based on historical reporting trends, if reasonably possible. Because estimates require judgments based upon late or incomplete, and therefore inherently imperfect, information, the timing or amount of revenue we recognize may vary significantly from actual or expected customer usage and could impact our reported results.

We rely on estimates to determine arrangement fee revenue recognition for a particular reporting period. If our estimates change, future expected revenues could adversely change.

We apply the percentage-of-completion method to recognize revenue for certain fixed fee solutions-based arrangements. Applying the percentage-of-completion method, we estimate progress on our professional services projects, which determines license and professional service revenues for a particular period. If, in a particular period, our estimates to project completion change and we estimate project overruns, revenue recognition for such projects in the period may be less than expected or even negative, which could cause us to fail to realize anticipated operating results in a given period. Additionally, a portion of the payments under some of our professional services arrangements are based on customer acceptance of deliverables. If a customer fails to accept the applicable deliverable, we may not be able to recognize the related revenue or receive payment for work that we have already completed, which could adversely affect our business and operating results.

Our technology depends on the adoption of open standards, which also makes us more vulnerable to competition.

Our products are integrated with communications service providers’ systems and mobile phones through the use of open standards. If we are unable to continue to integrate our platform products with third-party technologies because they do not adopt open standards or otherwise, our business will suffer. In addition, large wireless operators sometimes create detailed service specifications and requirements, such as Vodafone Live or DoCoMo iMode, and such operators are not required to share those specifications with us. Failure or delay in the creation of open, global specifications could have an adverse effect on the mobile data market in general and, consequently, our business and operating results. Conversely, the widespread adoption of open industry standards also may make it easier for new market entrants and existing competitors to introduce products that compete with our software products, which could adversely affect our business and operating results.

Our industry changes rapidly as a result of technological and product developments, which may quickly render our products and services less desirable or even obsolete.

The industry in which we operate is subject to rapid technological change. The introduction of new technologies in the market, including the delay in the adoption of these technologies, as well as new alternatives for the delivery of products and services will continue to have a profound effect on competitive conditions in our market. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis.

For example, our business depends upon the mass adoption of mobile phones for delivery of data services. Competing products, such as portable computers, PDAs, and smart phones currently exist for mobile data delivery. If mobile phones are not widely adopted for delivery of data services or if end-users do not adopt mobile phones containing our browser or other client software, our customers may choose not to widely deploy, maintain or market offerings based on our products, which would adversely affect our business and operating results.

More generally, while in the past we have primarily provided specific component sales, in the future we intend to provide more integrated and comprehensive software solution for our carrier customers. We also intend to develop and license new products and to enter into new product markets. We may be unable to develop and license new products in accordance with our expectations or at all, our new products may not be adopted by the primary carriers, or we may be unable to succeed in new product markets which, in either case, would have a material adverse affect on our business and operating results.

Our communications service provider customers face implementation and support challenges in introducing Internet-based services, which may slow their rate of adoption or implementation of the services our products enable.

Historically, communications service providers have been relatively slow to implement new, complex services such as data services. In addition, communications service providers may encounter greater customer demands to support Internet-based services than they do for their traditional voice services. We have limited or no control over the pace at which communications service providers implement these new Internet-based services. The failure of communications service providers to introduce and support Internet-based services utilizing our products in a timely and effective manner could have a material adverse effect on our business and operating results.

Our business depends on continued investment and improvement in communications networks.

Many of our customers and other communications service providers continue to make major investments in next generation networks that are intended to support more complex applications and to provide end users with a more satisfying user experience. If communications service providers delay their deployment of networks or fail to roll out such networks successfully, there could be less demand for our products and services, which would adversely affect our business and operating results.

In addition, the communications industry has experienced significant fluctuations in capital expenditure. Although the capital spending environment may have improved recently, we have experienced significant revenue declines from historical peaks as a result of spending contraction in our industry. If capital spending and technology purchasing by communications service providers does not continue to improve or declines, our revenue would likely decline substantially.

We may not be successful in forming or maintaining strategic alliances with other companies, which could adversely affect our product offerings and sales.

Our business depends in part on forming or maintaining strategic alliances with other companies. We may not be able to form the alliances necessary to ensure that our products are compatible with third-party products, to enable us to license our software to potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. We may be unable to maintain existing relationships with other companies, to identify the best alliances for our business or enter into new alliances with other companies on acceptable terms or at all. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, the sales opportunities for our products could deteriorate, which would have a material adverse effect on our business and operating results.

Our restructuring of operations may not achieve the results we expect and may adversely affect our business.

In October 2001, September 2002, June 2003, June 2005, and August 2005, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. Following these restructurings, we may not have elected to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruitment and retention of key employees. These employee reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than we expect. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business. In addition, our restructuring may not result in anticipated cost-savings, which could harm our business and operating results.

Our software products may contain defects or errors, which could result in rejection of our products, delays in shipment of our products, damage to our reputation, product liability and lost revenues.

The software we develop and the associated professional services we offer are complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing Internet software and telecommunications markets. Software products and services as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. We have in the past experienced delays in releasing some versions of our products until software problems were corrected. In addition, some of our customer contracts provide for a period during which our products and services are subject to acceptance testing. Failure to achieve acceptance could result in a delay in, or inability to, receive payment. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service and warranty costs, any of which could harm our business.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience which are integral in developing, marketing and selling our products.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued services of many of our current employees including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key employees as a result of our past restructurings, any future restructurings, and as a result of our past stock performance. Competitors and others have in the past, and may in the future, attempt to recruit our employees.

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

Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may copy or otherwise obtain and use our products, technology or trademarks. Effectively policing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

Our products may infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties, or other damages.

Our products may be alleged to infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties, or other remedies. As the number of our products and services increases and their features and content continue to expand, we may increasingly become subject to infringement and other intellectual property claims by third parties. From time to time, we and our customers have received and may receive in the future, offers to license or claims alleging infringement of intellectual property rights, or may become aware of certain third party patents that may relate to our products. For example, a number of parties have asserted to standards bodies such as OMA that they own intellectual property rights which may be essential for the implementation of specifications developed by those standard bodies. A number of our products are designed to conform to OMA specifications or those of other standards bodies, and have been, and may in the future be, subject to offers to license or claims of infringement on that basis by individuals, intellectual property licensing entities and other companies, including companies in the telecommunications field with greater financial resources and larger intellectual property portfolios than our own.

Additionally, our customer agreements require that we indemnify our customers for infringement of our intellectual property embedded in their products. In the past we have elected, and in the future we may elect to take a license or otherwise settle claims of infringement at the request of our customers or otherwise. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved, and the number of parties holding intellectual property within the wireless industry, increases the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased number of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us or against a customer for which we have an obligation to defend could result in costly litigation as well as the payment of substantial damages or even an injunction.

We may be unable to effectively manage future growth, if any, that we may achieve.

As a result of our efforts to control costs through restructurings and otherwise, our ability to effectively manage and control any future growth we may achieve may be limited. To manage any growth, our management must continue to improve our operational, information and financial systems, procedures and controls and expand, train, retain and manage our employees. If our systems, procedures and controls are inadequate to support our operations, any expansion could decrease or stop, and investors may lose confidence in our operations or financial results. If we are unable to manage growth effectively, our business and operating results could be adversely affected, and any failure to develop and maintain adequate internal controls could cause the trading price of our shares to decline substantially.

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

We issued $150 million of convertible subordinated notes due September 2008, which we may not be able to repay in cash upon a change of control or at maturity and which could result in dilution of our earnings per share.

In September 2003, we issued $150 million of 2 3/4% convertible subordinated notes due September 9, 2008. The notes are convertible into shares of our common stock at the option of the holder at any time on or prior to the business day prior to maturity. The notes are currently convertible at a conversion price of $18.396 per share. In addition, each holder may require us to purchase all or a portion of such holder’s notes upon the occurrence of specified change in control events. We may not have enough cash or cash resources to repay the notes in cash on a change of control or at maturity. In any event, the repurchase of our notes with shares of our common stock or the conversion of the notes into shares of our common stock may result in dilution of our earnings per share.

Provisions of our corporate documents may have anti-takeover effects that could prevent a change in control.

Provisions of our charter, bylaws, stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include authorizing the issuance of preferred stock without stockholder approval, prohibiting cumulative voting in the election of directors, prohibiting the stockholders from calling stockholders meetings, and prohibiting stockholder actions by written consent, among others. These provisions may have the effect of delaying or preventing changes in control or management.

Risks Related to Our Securities

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation.

The stock market in general, and the stock prices of companies in our industry in particular, have experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels regardless of our actual operating performance. Therefore, if a large number of shares of our stock are sold in a short period of time, our stock price may decline. In the past, securities class action litigation has sometimes been brought against companies following periods of volatility in their stock prices. We have in the past and may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management’s time and resources, which could harm our business and operating results.

Future sales of our common stock may affect their market price, and the future exercise of options and warrants will result in immediate and substantial dilution.

We cannot predict what effect, if any, future sales of our common stock, or the availability of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market by management or us, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price which you deem appropriate.

The issuance of preferred stock could adversely affect the rights of holders of our common stock.

We are authorized, subject to limitations imposed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. Our board of directors can also increase or decrease the number of shares of any series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. Our board may authorize the issuance of preferred stock with voting, conversion or liquidation rights that could adversely affect the rights of the holders of our common stock and could also adversely affect the market price of our common stock.

We may issue debt securities that could limit our operating flexibility and negatively affect the value of our common stock.

In the future, we may issue debt securities governed by an indenture or other instrument containing covenants that could place restrictions on the operation of our business and the execution of our business strategy. Debt securities may also be rated by rating agencies, and in obtaining a rating for such securities we may be required to abide by operating and investment guidelines that could place further restrictions on our operational flexibility.

In addition, we may choose to issue debt that is convertible or exchangeable for other securities, including our common stock, or that has rights, preferences and privileges senior to our common stock. Because any decision to issue debt securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future debt financings and we may be required to accept unfavorable terms for any such financings. Accordingly, any future issuance of debt could dilute the interest of holders of our common stock and reduce the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

On November 22, 2005, we held our annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

1.	The election of the following nominees to serve as Class I members of our Board of Directors:

Nominee	Votes in Favor	Votes Against	Votes Abstained	Broker Non- Votes
Kenneth D. Denman	59,805,596	0	3,278,168	0
Bo C. Hedfors	59,815,131	0	3,268,633	0

2.	The approval of amendments to and the restatement of the Amended and Restated 1999 Directors’ Stock Option Plan:

Votes in Favor:	Votes Against:	Votes Abstaining:	Broker Non-Votes:
32,408,840	8,475,625	1,600,690	20,598,609

3.	The ratification of the selection of KMPG LLP as our independent auditors for the fiscal year ending June 30, 2006:

Votes in Favor:	Votes Against:	Votes Abstaining:	Broker Non-Votes:
61,626,840	1,435,565	21,359	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1	Openwave Systems Inc. Executive Severance Benefit Policy, as amended effective October 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2005).

10.2	Employment Offer Letter Agreement by and between Openwave Systems Inc. and David Whalen, dated October 14, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2005).

10.3	Amended and Restated Stock Purchase Agreement, dated as of November 9, 2005, by and among Openwave Systems Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed November 14, 2005).

10.4	Underwriting Agreement dated December 7, 2005 among Openwave Systems Inc. and Merrill Lynch & Co., Lehman Brothers, Inc., JP Morgan Securities, Inc. and Thomas Weisel Partners LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 8, 2005).

10.5	Openwave Systems Inc. Executive Compensation Deferral Plan.

10.6	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2006

OPENWAVE SYSTEMS INC.

By:	/s/ Harold L. Covert
Harold L. Covert Executive Vice President; Chief Financial Officer (Principal Financial and Accounting Officer And Duly Authorized Officer)