Form 10-Q
period 2006-03-31
OPENWAVE SYSTEMS INC
filed 2006-05-10
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of April 30, 2006 there were 94,377,884 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	June 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$193,547	$126,462
Short-term investments	215,518	110,093
Accounts receivable, net	157,505	136,865
Prepaid and other current assets	18,767	20,772

Total current assets	585,337	394,192

Property and equipment, net	18,826	16,765
Long-term investments and restricted cash and investments	92,575	50,202
Deposits and other assets	7,929	5,099
Goodwill	150,390	44,073
Intangible assets, net	59,420	30,974

	$914,477	$541,305

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,618	$10,861
Accrued liabilities	64,152	53,140
Accrued restructuring costs	20,485	20,236
Deferred tax liabilities, net	4,283	1,289
Deferred revenue	44,917	65,623

Total current liabilities	150,455	151,149

Accrued restructuring costs, less current portion	66,530	77,261
Deferred revenue, less current portion	3,215	3,408
Deferred rent obligations	961	691
Deferred tax liabilities, less current portion, net	10,728	5,025
Convertible subordinated notes and other, net	148,167	147,367

Total liabilities	380,056	384,901

Commitments and contingencies

Stockholders’ equity:
Common stock	94	70
Additional paid-in capital	3,153,600	2,798,914
Deferred stock-based compensation	—	(13,163)
Accumulated other comprehensive loss	(1,242)	(1,048)
Accumulated deficit	(2,618,031)	(2,628,369)

Total stockholders’ equity	534,421	156,404

	$914,477	$541,305

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues:
License	$58,067	$48,417	$156,814	$132,393
Maintenance and support	22,733	24,460	71,380	68,805
Services	24,769	33,389	85,205	82,171
Content delivery	7,475	—	7,475	—

Total revenues	113,044	106,266	320,874	283,369

Cost of revenues:
License	3,226	2,080	9,861	5,768
Maintenance and support	7,469	9,084	23,425	22,702
Services	19,706	23,414	61,612	58,161
Content delivery	4,114	—	4,114	—

Total cost of revenues *	34,515	34,578	99,012	86,631

Gross profit	78,529	71,688	221,862	196,738

Operating expenses:
Research and development	21,696	25,519	67,037	70,014
Sales and marketing	33,530	26,416	92,014	75,214
General and administrative	17,512	12,740	52,567	35,548
Restructuring and other related costs	765	4,468	7,670	5,960
Amortization of intangible assets	2,675	772	4,103	2,052
Gain on sale of technology and other	(3,800)	—	(11,349)	—

Total operating expenses *	72,378	69,915	212,042	188,788

Operating income	6,151	1,773	9,820	7,950
Interest income	5,437	1,371	10,254	3,879
Interest expense	(1,300)	(1,285)	(3,842)	(3,873)
Other expense, net	(11)	(1,483)	(1,617)	(46)
Impairment of non-marketable equity securities	—	—	(104)	—

Income before provision for income taxes	10,277	376	14,511	7,910
Income taxes	707	2,990	4,173	7,701

Net income (loss)	$9,570	$(2,614)	$10,338	$209

Basic net income (loss) per share	$0.10	$(0.04)	$0.13	$0.00

Diluted net income (loss) per share	$0.10	$(0.04)	$0.13	$0.00

Shares used in computing basic net income (loss) per share	91,442	67,131	78,750	66,115

Shares used in computing diluted net income (loss) per share	95,044	67,131	82,217	69,775

*Stock-based compensation by category:
Maintenance and support	$205	$—	$1,211	$—
Services	299	—	1,198	—
Research and development	1,164	189	5,308	397
Sales and marketing	5,917	272	14,685	773
General and administrative	3,073	550	9,771	1,667

	$10,658	$1,011	$32,173	$2,837

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,338	$209
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	16,133	14,579
Stock-based compensation	32,173	2,837
Write-off of shareholder note receivable	—	260
Accelerated depreciation on restructured property and equipment	414	5,273
Provision for doubtful accounts	865	2,130
Amortization of discount on convertible debt and debt issuance costs	754	754
Loss on disposal of property and equipment	112	53
Deferred tax liability	(2,940)	—
Proceeds from sale of technology and other	(11,349)	—
Impairment of non-marketable securities	104	—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(6,654)	(38,168)
Prepaid assets, deposits, and other assets	3,004	(11,437)
Accounts payable	(2,339)	1,384
Accrued liabilities	(2,159)	12,771
Accrued restructuring costs	(10,482)	(7,814)
Deferred revenue	(22,407)	476

Net cash provided by (used for) operating activities	5,567	(16,693)

Cash flows from investing activities:
Purchases of property and equipment	(8,174)	(8,067)
Acquisitions, net of cash acquired	(113,916)	(52,588)
Purchase of intangible assets	—	(450)
Proceeds from sale of technology and other	11,349	—
Investment in non-marketable securities	—	(809)
Purchases of short-term investments	(346,138)	(81,770)
Proceeds from sales and maturities of short-term investments	267,277	98,558
Purchases of long-term investments	(92,984)	(627)
Proceeds from sales and maturities of long-term investments	20,596	38
Restricted cash and investments	4,158	1,590

Net cash used for investing activities	(257,832)	(44,125)

Cash flows from financing activities:
Net proceeds from issuance of common stock	319,350	11,217

Net cash provided by financing activities	319,350	11,217

Effect of exchange rates on cash and cash equivalents	—	(61)

Net increase (decrease) in cash and cash equivalents	67,085	(49,662)
Cash and cash equivalents at beginning of period	126,462	153,469

Cash and cash equivalents at end of period	$193,547	$103,807

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,463	$3,550

Cash paid for interest	$3,869	$4,098

Noncash investing and financing activities:
Common stock issued for acquisitions	$16,350	$18,006

Notes payable issued in conjunction with acquisition	$—	$3,805

Transfers among short-term and long-term investments	$25,730	$23,177

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2006 and June 30, 2005, and the results of operations for the three and nine months ended March 31, 2006 and 2005 and cash flows for the nine months ended March 31, 2006 and 2005. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 2005.

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

As of the quarter ended December 31, 2005, the Company revised its policy regarding the determination factor for deferrals of revenue recognition for arrangements deemed not probable for collection. Prior to the quarter ended December 31, 2005, the Company continued to defer revenue recognition on arrangements originally deemed not probable for collection until the receipt of cash from that arrangement. As of the quarter ended December 31, 2005, the Company revised the policy such that revenue on arrangements previously deemed not probable for collection which are subsequently deemed probable for collection are recognized in the period of the change in the assessment of collectibility, rather than upon receipt of cash, provided all other revenue recognition criteria have been satisfied. This change in policy did not have a material impact for the three or nine month periods ended March 31, 2006.

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

Stock Based Compensation

(a) Change in Accounting Principle

Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R. “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through June 30, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. The majority of stock-based compensation expense prior to the adoption of SFAS 123R related to nonvested stock grants which have an exercise price below market price (typically the exercise price is $0.00), or to common stock issued to employees under retention agreements (refer to Note 5). The following table illustrates stock-based compensation recognized in the income statement by category of award (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Stock-based compensation related to:
Grants of nonvested stock	$2,677	$672	$8,220	$2,837
Stock options granted to employees and directors	5,398	—	19,640	—
Issuance of common stock related to retention agreements	2,583	339	4,313	—

Stock-based compensation recognized in the statements of operations	$10,658	$1,011	$32,173	$2,837

During the nine months ended March 31, 2006, the Company recorded a $0.2 million tax benefit related to stock option expense recognized during the period.

With the adoption of SFAS 123R, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on July 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to July 1, 2005, compensation costs were amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” This is the same manner applied in the pro forma disclosures under SFAS 123.

(b) Summary of Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of March 31, 2006, options to purchase a total of 6,359,160 shares were outstanding under the 1995 Stock Plan.

As of March 31, 2006, the Company is authorized to issue up to 11,285,399 shares of common stock in connection with its 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) to directors, employees and consultants. Under the 1996 Stock Plan, options generally expire ten years from the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of March 31, 2006, the Company had a total of 1,021,625 shares of common stock available for grant, and options to purchase a total of 3,428,285 shares were outstanding under the 1996 Plan. Additionally, options to purchase 10,666 shares under several other plans from which options are no longer granted are outstanding as of March 31, 2006.

The Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of March 31, 2006, the Company had a total of 300,002 shares of common stock available for grant, and options for a total of 314,498 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of March 31, 2006, the Company had a total of 272,387 shares of common stock available for grant, and options for a total of 614,169 shares were outstanding under the 2001 Stock Plan.

Certain outstanding stock purchase rights are subject to a nonvested stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through March 31, 2006, the Company has issued 4,539,552 shares under nonvested stock purchase agreements, of which 684,485 shares have been repurchased and 1,777,944 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(c) Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. Expected terms (in years) are derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” Risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005*	2006	2005*
Expected volatility	90.1%	90.3%	93.8%	93.0%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.75 -6.06	2.47	5.75 -6.06	2.43
Risk-free rate	4.6%	2.7%	4.4%	2.6%

*	The assumptions used in the three and nine months ended March 31, 2005 were used to calculate pro forma compensation expense per SFAS 123.

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity through March 31, 2006 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2005	12,509	$11.92
Options granted	823	18.33
Exercised	(1,411)	10.09
Forfeited, canceled or expired	(658)	11.95

Outstanding at September 30, 2005	11,263	$12.61	8.53	$60,482

Options granted	2,236	16.64
Exercised	(777)	9.64
Forfeited, canceled or expired	(532)	13.13

Outstanding at December 31, 2005	12,190	$13.52	8.58	$48,151

Options granted	818	20.89
Exercised	(1,942)	10.18
Forfeited, canceled or expired	(339)	14.44

Outstanding at March 31, 2006	10,727	$14.66	8.57	$81,280

Vested and Expected to Vest at March 31, 2006	8,946	$14.45	8.49	$70,828

Exercisable at March 31, 2006	3,367	$13.82	7.65	$33,163

The weighted average grant date fair value of options granted during the quarters ended March 31, 2006 was $15.89. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $20.7 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares through March 31, 2006 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2005	1,444	$12.26
Nonvested shares granted	262	18.42
Vested	(111)	9.89
Forfeited	(10)	14.70

Nonvested at September 30, 2005	1,585	$13.43
Nonvested shares granted	310	16.76
Vested	(98)	12.20
Forfeited	(70)	14.24

Nonvested at December 31, 2005	1,727	$14.03
Nonvested shares granted	205	20.94
Vested	(94)	14.40
Forfeited	(60)	14.49

Nonvested at March 31, 2006	1,778	$14.80

As of March 31, 2006, there was $17.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the three and nine months ended March 31, 2006 was $1.4 million and $4.1 million, respectively.

During the quarter ended September 30, 2005, the Company accelerated the vesting of 77,780 share options held by the former CEO and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million for the quarter ended September 30, 2005.

As a result of adopting SFAS 123R on July 1, 2005, the Company’s income before income taxes and net loss for the three and nine months ended March 31, 2006, was lower by $5.4 million and $19.6 million, respectively, than if it had continued to account for share-based compensation under APB 25. Diluted net income per share for the three and nine months ended March 31, 2006 would have been $0.16 and $0.36, respectively, if the Company had not adopted SFAS 123R compared to reported diluted net income per share of $0.10 and $0.13, respectively.

(d) Pro-Forma Disclosure for Three and Nine Months ended March 31, 2005

If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the three and nine months ended March 31, 2005, the pro-forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net (loss) income, as reported:	$(2,614)	$209
Add:
Stock-based compensation included in net income, zero tax effect	1,011	2,837

Deduct:
Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(5,414)	(20,074)

Pro forma net loss	$(7,017)	$(17,028)

Basic net income (loss) per share:
As reported	$(0.04)	$0.00

Pro forma	$(0.10)	$(0.26)

Diluted net income (loss) per share:
As reported	$(0.04)	$0.00

Pro forma	$(0.10)	$(0.26)

Recently Issued Accounting Pronouncements

On February 3, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-4 “Classification of Options and Similar Instruments upon the Occurrence of a Contingent Event” (“FSP 123R-4”). FSP 123R-4 clarifies paragraphs 32 and A229 of FAS 123R that require awards under share-based payment plans to be classified as liabilities in the event that an entity could be required under any circumstance to settle the award by transferring cash or other assets. With the clarification in FSP 123R-4, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. The Company has adopted FSP 123R-4 and has been compliant since its adoption of FAS 123R in July 2005. The adoption has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R and does not expect the adoption to have a material effect on its consolidated financial position, results of operations or cash flows.

On October 18, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123R-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 provides guidance about the mutual understanding by the employee and employer of the key terms and conditions of a share-based payment award that is one of the criteria for determining the grant date under SFAS 123R. Under FSP 123R-2, a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if (a) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms of the award are expected to be communicated to all of the recipients within a relatively short period of time from the date of approval. The Company has adopted FSP 123R-2 and has been compliant since its adoption of FAS 123R in July 2005. The adoption has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 29, 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvement” (“Issue 05-6”). Issue 05-6 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. The Company does not expect the adoption of Issue 05-6 to have a material effect on its consolidated financial position, results of operations or cash flows.

(2) Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income per share computations for the periods presented, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average shares used in computing basic net income per common share	91,442	67,131	78,750	66,115
Dilutive effect of restricted stock subject to repurchase	867	—	496	322
Dilutive effect of employee stock options	2,539	—	2,476	2,347
Dilutive effect of contingently issuable shares related to a business combination	196	—	495	991

Weighted average shares used in computing diluted net income per common share	95,044	67,131	82,217	69,775

The Company excludes potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive to the net income per share computation. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average effect of potential common stock:
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	3,516	7,986	3,688	5,239
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154	8,154

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

Server software and services includes, but is not limited to: software which enables end users to exchange electronic mail, and multimedia messages from PCs, wireline telephones and mobile phones; software that contains the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users; our system solutions software and services and third-party hardware. Server software and services’ products includes the following: email, IP Voicemail, Messaging Anti-Abuse products and services, other messaging products, Openwave Mobile Access Gateway, Openwave Location Products, Multimedia Messaging Services (“MMS”), Openwave Provisioning Manager, and our packaged solution elements which include our software licenses, professional services, third-party software and hardware.

Client software and related services primarily include the Openwave Mobile Browser, which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite.

Content relates to revenues generated by Musiwave, which was acquired on January 13, 2006. Musiwave provides wireless telecommunications operators with content for the client handset, such as music and other downloadable entertainment. Musiwave also provides the related hosting, implementation, and maintenance and support services to these wireless telecommunications operators.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Disaggregated revenue
Server	$74,467	$79,249	$236,126	$217,748
Client	30,426	27,017	76,597	65,621
Content	8,151	—	8,151	—

Total revenues	$113,044	$106,266	$320,874	$283,369

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenue in different geographic regions was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
United States	$60,737	$53,962	$146,843	$128,066
Americas, excluding the United States	5,672	8,151	17,489	20,009
Europe, Middle East, and Africa	19,833	17,366	69,406	57,539
Japan	12,914	13,190	39,427	40,406
Asia Pacific, excluding Japan	13,888	13,597	47,709	37,349

Total revenues	$113,044	$106,266	$320,874	$283,369

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three and nine months ended March 31, 2006 and 2005 was as follows:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2006	2005	2006	2005
Customer:
Sprint Nextel	16%	27%	20%	25%
Cingular	14%	3%	8%	4%
Motorola	13%	4%	5%	3%

(4) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	March 31, 2006	June 30, 2005
Accounts receivable	$98,840	$120,158
Unbilled accounts receivable	66,217	23,914
Allowance for doubtful accounts	(7,552)	(7,207)

	$157,505	$136,865

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at March 31, 2006 and June 30, 2005 were as follows:

	% of Total Accounts Receivable
	March 31, 2006	June 30, 2005
Customer:
Sprint Nextel	18%	19%
Cingular	12%	7%
Motorola	8%	4%

(b) Goodwill and Intangible Assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2005 to March 31, 2006 (in thousands):

	Balance as of June 30, 2005	Additions (a)	Amortization	Balance as of March 31, 2006
Goodwill	$44,073	$106,317	$—	$150,390
Intangibles assets:
Developed and core technology	21,874	—	(4,551)	17,323
Customer contracts - licenses	95	—	(18)	77
Customer contracts - support	121	—	(63)	58
Content	—	4,100	(149)	3,951
Customer relationships	8,515	24,700	(3,404)	29,811
Internal use software and other	369	8,530	(699)	8,200

	$75,047	$143,647	$(8,884)	$209,810

(a)	Additions to goodwill of $16.3 million were recorded in connection with the releases of shares previously held in escrow related to the acquisition of Magic4 (see Note 5), and additions of $90.0 million were recorded in the quarter ended March 31, 2006 in connection with the acquisition of Musiwave (see Note 5). Additions to intangible assets of $37.3 million were also recorded in connection with the acquisition of Musiwave during the quarter ended March 31, 2006 (see Note 5).

Total amortization expense related to intangible assets during the three and nine months ended March 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Developed and core technology	$1,492	$1,661	$4,551	$3,571
Customer contracts - licenses	6	11	18	615
Customer contracts - support	21	20	63	56
Content	149	—	149	—
Customer relationships	2,030	754	3,404	2,034
Internal use software and other	645	18	699	18

	$4,343	$2,464	$8,884	$6,294

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of content is included in Cost of Revenue – Content delivery. Amortization of acquired customer relationships and workforce-in-place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of March 31, 2006 and June 30, 2005 (in thousands):

	March 31, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$30,735	$(13,412)	$17,323	$30,735	$(8,861)	$21,874
Customer contracts - licenses	4,342	(4,265)	77	4,342	(4,247)	95
Customer contracts - support	197	(139)	58	197	(76)	121
Content	4,100	(149)	3,951	—	—	—
Customer relationships	36,502	(6,691)	29,811	11,802	(3,287)	8,515
Internal use software and other	8,944	(744)	8,200	414	(45)	369

	$84,820	$(25,400)	$59,420	$47,490	$(16,516)	$30,974

The following table presents the estimated future amortization of the intangible assets, based upon intangible assets recorded as of March 31, 2006, (in thousands):

Fiscal Year	Amortization
2006 (remaining)	$4,657
2007	18,583
2008	18,466
2009	12,696
2010	3,970
Thereafter	1,048

$59,420

(c) Deferred Revenue

As of March 31, 2006 and June 30, 2005, the Company had deferred revenue of $48.1 million and $69.0 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $31.9 million and $44.3 million as of March 31, 2006 and June 30, 2005, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2006	June 30, 2005
Unrealized loss on marketable securities	$468	$274
Cumulative translation adjustments	774	774

Accumulated other comprehensive loss	$1,242	$1,048

Comprehensive income is comprised of net income, change in unrealized loss on marketable securities, and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$9,570	$(2,614)	$10,338	$209
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	(315)	3	(194)	89
Change in accumulated foreign currency translation adjustments	—	(677)	—	(62)

Total comprehensive income	$9,255	$(3,288)	$10,144	$236

On June 30, 2005, the Company combined the operations of its three UK operating companies into a single legal entity. The working capital needs of the combined UK entity are generally funded from US dollar revenues and therefore the UK company is considered a US dollar functional entity, similar to other existing subsidiaries of the Company. As such, foreign currency translation adjustments for the UK company is recognized in other income in the condensed consolidated statement of operations, as opposed to other comprehensive income on the condensed consolidated balance sheet. On January 31, 2006, the Company acquired Musiwave, which is considered a Euro functional entity. As such, foreign currency translation adjustments for Musiwave are recognized in other comprehensive income on the condensed consolidated balance sheet. The foreign currency translation adjustment for Musiwave was immaterial in the quarter ended March 31, 2006.

(5) Acquisitions

Acquisition of Musiwave

On January 13, 2006, the Company acquired all of the outstanding issued share capital of Musiwave, a leading provider of mobile music entertainment services to operators and media companies primarily in Europe for the initial aggregate consideration of approximately $116.6 million (the “Initial Consideration”). The Initial Consideration consists of the payment of cash consideration of $114.2 million and transaction costs of $2.4 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors, and transfer taxes.

In addition to the Initial Consideration, Openwave may pay contingent consideration amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable under the Earn Out is €15.0 million, or approximately $17.9 million using the exchange rate as of March 31, 2006, and is payable with a mixture of cash and common stock. The exact proportions of cash and common stock shall be determined by the Company prior to the payment date, provided that the cash portion shall not be less than 43.7%. The Earn Out is contingent upon Musiwave achieving certain financial targets during calendar year 2006, and is expected to be paid, if applicable, shortly thereafter. Any Earn Out payments made will be accounted for as additional purchase price and will increase goodwill and are to be paid in Euros when the contingency is resolved.

The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or $2.7 million, for retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount will be amortized over the 18 month period as compensation expense.

The acquisition supports the Company’s strategic focus to help its global customer base rapidly deploy revenue-generating communication, information and entertainment services to consumers. The results of Musiwave have been included in the Condensed Consolidated Financial Statements since January 14, 2006.

Purchase price allocation

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” the Company allocated the Initial Consideration to the net tangible and identifiable intangible assets, based on their estimated fair values. Under the purchase method of accounting, the Initial Consideration does not include the contingent consideration described above. The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$2,693
Short term investments	902
Accounts receivable	14,851
Prepaid and other current assets	3,718
Other assets	305
Property, plant and equipment	1,662

Total tangible assets	24,131

Intangible assets:
Identifiable intangibles	37,330
Goodwill	89,966

Total intangible assets	127,296

Liabilities assumed:
Accounts payable and accrued liabilities	(21,140)
Deferred revenue	(1,508)
Notes payable	(533)
Deferred tax liability	(11,637)

Total liabilities assumed	(34,818)

Net assets acquired	$116,609

Pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations of Openwave and Musiwave, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended March 31, 2006 and 2005 includes adjustments to amortization on acquired intangibles and adjustments to tax related effects of the acquisition.

The unaudited pro forma financial information for the three months ended March 31, 2006 combines the historical results for Openwave for the three months ended March 31, 2006 and the historical results for Musiwave for the period from January 1, 2006 to January 12, 2006. The unaudited pro forma financial information for the nine months ended March 31, 2006 combines the historical results for Openwave for the nine months ended March 31, 2006 and the historical results for Musiwave from July 1, 2005 to January 12, 2006. The unaudited pro forma financial information for the three and nine months ended March 31, 2005 combines the historical results for Openwave for those periods, with the historical results for Musiwave for the three and nine months ended March 31, 2005.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Total revenues	$114,298	$113,786	$339,653	$303,128
Net income (loss)	9,062	(6,458)	1,851	(11,033)
Basic net income (loss) per share	$0.10	$(0.10)	$0.02	$(0.17)
Diluted net income (loss) per share	$0.10	$(0.10)	$0.02	$(0.16)

Acquisition of Magic4

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4, a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.0 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, and (iv) transactions costs of $1.7 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors, and transfer taxes. The shares issued were valued at $12.3 million based upon 3-day weighted average closing price through the closing date of the acquisition. As of March 31, 2006, the Company had paid all of the Initial Consideration. The Loan Notes and accrued interest were repaid on April 30, 2005.

In addition to the Initial Consideration, the Company agreed to additional contingent consideration consisting of 1,135,730 shares of the Company’s common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be issued to the former holders of share capital of Magic4 on a pro-rata basis (the “Contingent Consideration”). Payment of the Contingent Consideration was contingent upon the continued employment of certain key employees of Magic4 with the Company for specified periods extending through January 2006. These key employees were also holders of the share capital of Magic4. On January 31, 2005, July 30, 2005, and January 31, 2006, the Company issued the first, second and final installments of the contingent consideration comprising 113,570, 454,273, and 567,887 shares of common stock to the former holders of the share capital of Magic4. The amount of the first, second and final installments issued to the key employees was 24,918, 93,281, and 119,857 shares, respectively, resulting in stock-based compensation expense of $339,000, $1.7 million and $2.6 million in the quarters ended March 31, 2005, September 30, 2005, and March 31, 2006, respectively, based upon the fair value of the stock at the dates of issuance. The fair value of the remaining 88,652, 360,992 and 448,030 shares issued to the non-employee shareholders in the first, second and final installments was $1.2 million, $6.7 million and $9.7 million, respectively, and was recorded as additions to goodwill. The sum of Initial Consideration and Contingent Consideration, excluding consideration paid to the key employees discussed above, paid as of March 31, 2006, was $89.6 million.

(6) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $206,000 and $619,000 of the discount was amortized during the three and nine months ended March 31, 2006, respectively, equal to approximately $207,000 and $619,000 for the corresponding periods of the prior fiscal year. The notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $18.396 per share, or approximately 8.2 million shares in aggregate. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006, at a redemption price equal to $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, on such notes until, but not including, the redemption date, if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the optional redemption notice. Each holder may require the Company to purchase all or a portion of such holder’s Notes upon occurrence of specified change in control events. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets.

The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. During the three and nine months ended March 31, 2006 the Company amortized debt issuance costs of approximately $45,000 and $135,000, equal to $45,000 and $135,000 for the corresponding periods of the prior fiscal year. Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that has been pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At March 31, 2006 and June 30, 2005, the balance of the pledged securities was $2.0 million and $6.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheets.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement requires approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and the Company is awaiting a ruling. No amount is accrued as of March 31, 2006, as a loss is not considered probable and reasonably estimable.

Indemnification claims. The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. As of March 31, 2006, no amount is accrued for indemnifications.

(8) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced five separate restructurings during the years ended June 30, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2006 restructuring (FY2006 Restructuring), the 2005 restructuring (FY2005 Restructuring), the 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

During the quarter ended March 31, 2006, restructuring and other related costs relate to accretion expense related to the measurement of restructuring liabilities at net present value.

During the quarter ended December 31, 2005, the Company entered into a non-binding agreement with a potential subtenant for properties that are included in the Company’s FY2005 Restructuring and FY2003 Q1 Restructuring plans. As such, the Company reassessed its estimated obligation and sublease income related to these properties, resulting in a net reduction of $2.1 million in restructuring expense recorded during the quarter ended December 31, 2005, which was partially offset by $0.8 million in accretion expense related to the measurement of restructuring liabilities at net present value. During this reassessment, an error was noted with respect to the rent obligations in the FY2003 Q1 Restructuring, which had resulted in a cumulative understatement of the restructuring liability for periods prior to the three months ended December 31, 2005 of approximately $1.0 million. The effect of the error was not material to any relevant prior period. To correct this error, $1.0 million was recorded as an increase in the restructuring liability on the condensed consolidated balance sheet as of December 31, 2005, and a corresponding $1.0 million restructuring expense was recorded in the condensed consolidated statement of operations for the three months ended December 31, 2005.

During the quarter ended September 30, 2005, the Company implemented the FY2006 Restructuring to better distribute the Company’s resources among its client and server product groups. In addition, the Company incurred further facilities-related charges under the FY2005 Restructuring as it ceased using information technology labs in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities and accretion-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The accelerated depreciation was a non-cash charge and is not included in the restructuring liability table below. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

Restructuring and other related costs in the three and nine months ended March 31, 2005 related primarily to a $4.9 million accelerated depreciation charge taken during the three months ended March 31, 2005 related to a revision in the estimated useful life of leasehold improvements and certain furniture in our previous headquarters in association with the FY2005 Restructuring, offset by a $0.5 million decrease in charges for other restructuring plans based upon sublease agreements. Other charges during the nine months ended March 31, 2005 relate to early termination clauses or sublease activity on previously restructured properties.

The following table sets forth the restructuring liability activity through March 31, 2006 (in thousands):

Restructuring Plan initiated in:

	FY 02	FY 03 Q1	FY 03 Q4	FY 05	FY 06		Total Net Liability
	Facility	Facility	Facility	Facility	Facility	Severance
Balance as of June 30, 2005	$2,637	$35,934	$259	$58,667	$—	$—	$97,497
New charges	—	—	—	1,271	1,597	4,178	7,046
Accretion expense	—	—	4	812	—	—	816
Reclassification from deferred rent	—	—	—	136	—	—	136
Cash paid, net of sublease income	(346)	(1,569)	(29)	(2,472)	—	(2,562)	(6,978)

Balance as of September 30, 2005	$2,291	$34,365	$234	$58,414	$1,597	$1,616	$98,517

New charges	—	2,568	—	(4,707)	—	—	(2,139)
Accretion expense	—	—	4	742	23	—	769
Cash paid, net of sublease income	(646)	(1,492)	(29)	(2,551)	(206)	(757)	(5,681)

Balance as of December 31, 2005	$1,645	$35,441	$209	$51,898	$1,414	$859	$91,466

Accretion expense	—	—	5	740	20	—	765
Cash paid, net of sublease income	(302)	(1,571)	(29)	(2,572)	(249)	(493)	(5,216)

Balance as of March 31, 2006	$1,343	$33,870	$185	$50,066	$1,185	$366	$87,015

As of March 31, 2006, the Company has estimated $40.3 million of sublease income from third parties on exited facilities. Included in the $40.3 million estimate is $36.0 million of sublease income from potential tenants that have not yet signed binding sublease agreements. Estimates of sublease income are netted from the total lease liability when estimating the net restructuring liability. If estimates regarding future sublease income change further, the Company could be required to record additional restructuring costs of up to $36.0 million. The following table sets forth the components of the estimated future cash flows relating to restructured facilities, prior to discounting for future accretion expense, at March 31, 2006 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Sub-total	Estimated Future Sublease Income	Estimated Future Net Cash Outflow
2006	$7,021	$(454)	$6,567	$(6)	$6,561
2007	21,715	(1,753)	19,962	(2,785)	17,177
2008	19,247	(1,284)	17,963	(5,335)	12,628
2009	17,602	(304)	17,298	(5,545)	11,753
2010	18,078	(270)	17,808	(5,816)	11,992
Thereafter	53,636	(301)	53,335	(16,480)	36,855

	$137,299	$(4,366)	$132,933	$(35,967)	$96,966

(9) Equity Offering

In December 2005, the Company sold 17.9 million shares of its common stock in an underwritten public offering. Proceeds, net of offering costs, were $277.8 million. A portion of the proceeds was used to fund the recent acquisition of Musiwave discussed under “Acquisitions” (Note 5) above.

(10) Gain on Sale of Technology and Other

During the quarter ended March 31, 2006, the Company sold certain intangible assets to a third party for $3.8 million in cash. This amount was received by the Company in March 2006 and was recorded in operating income under gain on sale of technology and other. These intangible assets had no book value as of the date of the sale.

During the quarter ended December 31, 2005, the Company sold an intangible asset to a third party for $3.25 million in cash. This amount was received by the Company in December 2005 and was recorded in operating income under gain on sale of technology and other. The intangible asset had no book value as of the date of the sale.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation and the other risks discussed below in Item 1A, under the subheading “Risk Factors.” The occurrence of the events described in Item 1A, under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Overview of Our Business and Products

Openwave Systems Inc. (“Openwave”) is a leading independent provider of open standards software products and services for the telecommunications industry. We provide software and services to mobile and wireline operators, Internet Service Providers (“ISPs”), broadband service providers, and handset manufacturers. Our customers use our products and technologies and leverage our deep industry experience and knowledge to continuously innovate and deliver differentiated services that enhance the user experience for their subscribers. Our product development is focused on client software which resides on the handset, server software which includes mobile infrastructure software anchored by and Open Mobile Alliance (“OMA”) standards, and messaging applications software built around a flexible Internet-Protocol (“IP”) messaging core, and content which includes downloadable music and entertainment as a result of our recent acquisition of Musiwave in January 2006.

We have three categories of products:

•	client software that is embedded in mobile phones allows manufacturers and operators to create and render compelling service interfaces; and

•	server products which include mobile infrastructure software that comprise the foundational software required to enable Internet connectivity on mobile phones and to build a set of data services for mobile phone users. Our application software products include voice, video, presence, location, and security technologies that enable rich and secure messaging, location and content services across personal computers, and wireline and mobile phones

•	content products which consist of music and other downloadable entertainment for the client handset.

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

Operating Environment During the Three and Nine Months Ended March 31, 2006

As more consumers are using their mobile phones to access mobile content and services, we are working with carriers to help them increase overall access as well as to provide a more compelling user experience. In the quarter ended March 31, 2006, Openwave and Cingular reached a multi-year commercial agreement for the Openwave Mobile Access Gateway v6. This agreement will involve both companies working together to deliver a reliable and scalable data infrastructure for the growing mobile data traffic, including browsing, MMS and downloads.

We’ve extended our product line in this arena to include a suite of products we call Mobile Edge. Mobile Edge is designed to help operators increase their portal value and enable revenue-generating off-net content, an increasingly significant market opportunity as non-traditional portal players enter the mobile Internet space.

We are benefiting from the following events and developments relating to our server-software business:

•	During the quarter ended March 31, 2006, we announced an agreement with Business Objects to identify joint development opportunities around real-time business intelligence solutions. These solutions will be designed to enable network operators to better analyze, understand and capitalize on mobile device subscriber behavior.

•	During the quarter ended March 31, 2006, we agreed with Comcast to support the delivery of their quadruple play – video, voice, data and mobile - services across networks. At the outset we are providing Openwave Voicemail and have signed a larger strategic agreement to provide Comcast with Openwave’s next generation IP-based messaging platform for the delivery of converged messaging services.

•	During the quarter ended December 31, 2005, we signed an agreement with BridgePort Networks, a leader in Mobile Voice over IP convergence, to foster a combined intellectual property portfolio that represents innovations in the broad field of fixed mobile convergence applications. The agreement extends an original Openwave patent license with BridgePort Networks, and fosters a combined intellectual property portfolio.

•	In the Mobile Virtual Network Enabler (MVNO) space, we are working with InPhonic and mPortal to support the upcoming launch of the family-oriented Disney Mobile wireless service, providing a variety of rich media messaging and advanced browsing technologies specifically catered to the needs of the unique MVNO market. We have also extended our MVNO expertise to the Asia-Pacific market and launched a specialized business unit to help companies bring personalized mobile services to the region.

On the client handset side of our business, during the fiscal third quarter of 2006, we saw growth in our core handset technologies with continued uptake of our V7 framework, browser and messaging clients. In the client software area, we are benefiting from the following trends in the client software market:

•	On April 27, 2006 we announced our relationship with O2, which should enable them to deliver a mobile messaging experience based on our Adaptive messaging platform and MIDAS software that is simpler than the fragmented and often complex consumer experiences offered today.

•	During the quarter ended March 31, 2006, Motorola purchased a 2 year unlimited use site-license for the complete V7 Phone Suite of our handset technologies, including the Instant Messaging, MMS, EMS clients and the industry-leading Mercury Edition of the our browser. Our next generation Mercury Browser can expand access to full Web content and improve browser performance on mobile devices.

•	We also announced that Sagem Communications licensed the V7 Phone Suite for integration into its newest handset, the myW-7. The SAGEM myW-7 mobile phone is the first SAGEM 3G phone to feature V7, and builds upon the successful launch of multiple 2 and 2.5G handsets with V7.

•	In addition, we announced that we will work with KT Freetel, Korea’s second largest mobile phone operator, to jointly develop KUN3.0, a next generation browser based on our V7 Mobile Browser. We’re also leveraging key partnerships to broaden our handset capabilities, offering Sonim’s push to talk client and an agreement with Pulse Mobile to integrate their avatar technologies onto the V7 framework.

In the content business, we continue to gain customer momentum with Musiwave globally. TELUS, Canada’s leading telecommunications operator, launched their music service with Musiwave’s full-track music technology. This is Musiwave’s entrance into the North American mobile music download market. One of Musiwave’s new service offerings, Smart Radio, allows mobile consumers to access customized and streamed music programming, based on each user’s personal tastes. Smart Radio is currently in trials with French operator, Orange, and is now available on mass market Java handsets from Motorola, in addition to Symbian smartphones.

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

Stock-based compensation

Effective July 1, 2005, we adopted SFAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. SFAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.8 million increase in the fair value of options granted during the quarter ended March 31, 2006. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of SFAS 123R would have resulted in a change of less than $0.1 million in stock-based compensation expense for the quarter ended March 31, 2006. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of options granted in the future.

Restructuring–related assessments

As of March 31, 2006, we have assumed $36.0 million of sublease income from potential tenants that have not yet been identified. This assumed amount is netted from our total lease liability when estimating our net restructuring liability. Our sublease estimates are reviewed quarterly with third-party real-estate professionals. If estimates regarding future sublease income change, we could be required to record additional restructuring costs.

Summary of Operating Results

Three and Nine Months Ended March 31, 2006 and 2005

Revenues

We generate four different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; professional services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and content delivery revenues which are derived from downloaded music and entertainment content.

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the three and nine months ended March 31, 2006 and 2005 include the following:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2006	2005	2006	2005
Customer:
Sprint Nextel	16%	27%	20%	25%
Cingular	14%	3%	8%	4%
Motorola	13%	4%	5%	3%

The following table presents the key revenue financial metric information for the three and nine months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2006	2005		2006	2005
Revenues:
License	$58,067	$48,417	20%	$156,814	$132,393	18%
Maintenance and support	22,733	24,460	-7%	71,380	68,805	4%
Services	24,769	33,389	-26%	85,205	82,171	4%
Content delivery	7,475	—	N/A	7,475	—	N/A

Total Revenues	$113,044	$106,266	6%	$320,874	$283,369	13%

Percent of revenues:
License	51%	46%		49%	47%
Maintenance and support	20%	23%		22%	24%
Services	22%	31%		27%	29%
Content delivery	7%	—		2%	—

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues increased by 20% and 18%, respectively, during the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of the prior year. The increase was primarily due to two large deals signed during the quarter ended March 31, 2006 which contained site licenses for our client products and generated recognized license fees totaling $25.6 million during the quarter.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 7% for the three months ended March 31, 2006 compared to the corresponding periods of the prior year. The decrease was attributable to the timing of a large renewal occurring in April 2006 instead of March 2006, as well as a reduction in maintenance renewal amounts for Sprint Nextel following their merger in August 2005.

Maintenance and support revenues increased by 4% for the nine months ended March 31, 2006 compared to the corresponding periods of the prior year. The increase was attributable to growth in software licenses that are under support contracts.

Services Revenues

Services revenue decreased by 26% and for the three months ended March 31, 2006, as compared to the corresponding period of the prior year. The decrease was primarily attributed to the finalization of two large systems projects since March 2005 which yielded $12.7 million in revenue in the prior period. This decrease was partially offset by increases in various other projects and services provided in relation to our product upgrades on our existing technology and other value-added services to our customers.

Services revenue increased by 4% in the nine months ended March 31, 2006, as compared to the corresponding period of the prior year. The increase was primarily attributed to an increase in the number of custom and extended solutions projects as well as an increase in services provided in relation to our product upgrades on our existing technology and other value-added services to our customers.

Content Delivery Revenues

Content delivery revenues increased during the three and nine months ended March 31, 2006 due to the acquisition of Musiwave in January 2006. Musiwave provides downloadable music and other entertainment, which comprised the $7.5 million of content delivery revenue in the periods ended March 31, 2006. Content delivery revenues are associated with the variable amounts charged to customers for downloads of Musiwave products. Revenues for implementation services and customer support are included in Services revenues and Maintenance and support services revenues, respectively.

Other Key Financial Revenue Metrics

The other key financial revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and nine months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2006	2005		2006	2005
Disaggregated revenue:
Server	$74,467	$79,249	-6%	$236,126	$217,748	8%
Client	30,426	27,017	13%	76,597	65,621	17%
Content	8,151	—	N/A	8,151	—	N/A

Total Revenues	$113,044	$106,266	6%	$320,874	$283,369	13%

The increases in our server and client revenues are discussed above.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three and nine months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2006	2005		2006	2005
Cost of revenues:
License	$3,226	$2,080	55%	$9,861	$5,768	71%
Maintenance and support	7,469	9,084	-18%	23,425	22,702	3%
Services	19,706	23,414	-16%	61,612	58,161	6%
Content delivery	4,114	—	N/A	4,114	—	N/A

Total Cost of Revenues	$34,515	$34,578	0%	$99,012	$86,631	14%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005		2006	2005
Gross margin per related revenue category:
License	94%	96%		94%	96%
Maintenance and support	67%	63%		67%	67%
Services	20%	30%		28%	29%
Content delivery	45%	—		45%	—
Total Gross Margin	69%	67%		69%	69%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues increased by $1.1 million and $4.1 million during the three and nine months ended March 31, 2006, respectively, compared to the corresponding periods of the prior year. The increase in the three and nine months ended March 31, 2006 was attributable to increases in royalties in connection with the increases in license revenue during the same periods.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support decreased by $1.6 million, or 18%, during the three months ended March 31, 2006, as compared to the corresponding period of the prior year. This decrease was the result of a reduction of $1.4 million in labor expense based upon a reduction of 24 headcount in this group from the prior year, as well as an associated $0.5 million reduction in allocated costs for facilities and information technology. These increases were partially offset by a $0.2 million increase in stock-based compensation expense due to the adoption of SFAS 123R as of July 1, 2005 (see Note 1 to the condensed consolidated financial statements).

Cost of maintenance and support increased by $0.7 million, or 3%, during the nine months ended March 31, 2006, as compared to the corresponding period of the prior year. The increase is primarily due to a $1.2 million increase in stock-based compensation expense due to the adoption of SFAS 123R as of July 1, 2005.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by $3.7 million during the three months ended March 31, 2006, as compared to the corresponding period of the prior year. This decrease was primarily related to a reduction of labor and project related costs of $4.5 million from the same period in the prior year, following the finalization of the Sprint Nextel project in December 2005. This decrease was partially offset by the $0.5 million in cost of services incurred by Musiwave which was acquired in January 2006, and a $0.3 million increase in stock-based compensation expense due to the adoption of SFAS 123R as of July 1, 2005.

Cost of services increased by $3.5 million during the nine months ended March 31, 2006, as compared to the corresponding period of the prior year. This increase was primarily due to an increase of $1.0 million in labor and project related costs from the same period in the prior year, reflecting the increase in demand for our services over the same timeframe. Accordingly, allocations of facilities and information technology costs increased by $0.6 million during the timeframe due to the increase in resources to meet the increase in demand. Stock-based compensation expense increased by $1.2 million from the nine months in the prior year due to the adoption of SFAS 123R as of July 1, 2005. Additionally, Musiwave incurred $0.5 million in cost of services during the period since it was acquired in January 2006.

Cost of Content Delivery Revenues

Cost of content delivery revenues increased during the three and nine months ended March 31, 2006 due to the acquisition of Musiwave in January 2006.

Cost of content delivery revenues consist primarily of royalties associated with customer downloads of Musiwave products. Costs associated with implementation services and customer support are included in Services costs and Maintenance and support services costs, respectively.

Operating Expenses

Operating expenses increased by $2.5 million and $23.3 million for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of the prior year.

The following table represents operating expenses for the three and nine months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2006	2005		2006	2005
Operating expenses:
Research and development	$21,696	$25,519	-15%	$67,037	$70,014	-4%
Sales and marketing	33,530	26,416	27%	92,014	75,214	22%
General and administrative	17,512	12,740	37%	52,567	35,548	48%
Restructuring and other related costs	765	4,468	-83%	7,670	5,960	29%
Amortization of intangible assets	2,675	772	247%	4,103	2,052	100%
Gain on sale of technology	(3,800)	—	N/A	(11,349)	—	N/A

Total Operating Expenses	$72,378	$69,915	4%	$212,042	$188,788	12%

Percent of Revenues:
Research and development	19%	24%		21%	25%
Sales and marketing	30%	25%		29%	27%
General and administrative	15%	12%		16%	13%

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

During the three months ended March 31, 2006, research and development costs decreased $3.8 million compared to the corresponding period in the prior year. This decrease is a result of our FY2006 restructuring implemented during the quarter ended September 30, 2005 which consolidated certain engineering sites and reduced headcount which resulted in a decrease of $4.9 million in employee and allocation-related costs. This savings was partially offset by the adoption of SFAS 123R as of July 1, 2005 which resulted in an increase of $1.0 million of stock-based compensation expense during the three months ended March 31, 2006 compared to the same period in the prior year.

During the nine months ended March 31, 2006, research and development costs decreased $3.0 million compared to the corresponding period in the prior year. This decrease is a result of our FY2006 restructuring implemented during the quarter ended September 30, 2005 which consolidated certain engineering sites and reduced headcount which resulted in a decrease of $7.8 million in employee and allocation-related costs. This savings was partially offset by the adoption of SFAS 123R as of July 1, 2005, which resulted in an increase of $4.9 million of stock-based compensation expense during the nine months ended March 31, 2006 compared to the same period in the prior year.

Research and development expenses decreased to 19% and 21% of revenues for the three and nine months ended March 31, 2006 compared to 24% and 25% in the corresponding periods of the prior year, as a result of the restructuring efforts discussed above.

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

During the three months ended March 31, 2006, sales and marketing costs increased by $7.1 million compared to the corresponding period in the prior year. The increase was primarily attributable to the adoption of SFAS 123R which resulted in an increase of $5.6 million of stock-based compensation expense recorded in sales and marketing expenses compared to the same period in the prior year. In addition, employee and associated allocation-related expenses increased $2.4 million during the three months ended March 31, 2006 compared to the same period of the prior year as a result of an increase of 100 headcount in this group. These increases were partially offset by a $0.9 million decrease in marketing costs from the prior year as services from external providers were decreased during the current year.

During the nine months ended March 31, 2006, sales and marketing costs increased by $16.8 compared to the corresponding period in the prior year. The increase was primarily attributable to the adoption of SFAS 123R which resulted in an increase of $13.9 million of stock-based compensation expense recorded in sales and marketing expenses compared to the same period in the prior year. In addition, employee and associated allocation-related expenses increased $4.6 million during the nine months ended March 31, 2006 compared to the same period of the prior year as a result of additions to headcount in this group. These increases were partially offset by a $1.7 million decrease in marketing costs from the prior year as services from external providers were decreased during the current year.

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

During the three months ended March 31, 2006, general and administrative costs increased $4.8 million compared to the corresponding period in the prior year. This increase was attributable to the increase in labor expense of $2.2 million compared to the corresponding period in the prior year as a result of an increase in headcount in this group of 36 from March 31, 2005. In addition, the adoption of SFAS 123R as of July 2005 resulted in an increase of $2.5 million of stock-based compensation expense recorded in general and administrative expenses in the three months ended March 31, 2006 compared to the corresponding period in the prior year. Additionally, we incurred $0.4 million in expense related to the accrual of a retention bonus related to certain key employees of Musiwave – see discussion regarding the Holdback Amount in Note 5 to the condensed consolidated financial statements.

During the nine months ended March 31, 2006, general and administrative costs increased $17.0 million compared to the corresponding period in the prior year. This increase was attributable to the increase in labor expense of $8.2 million compared to the corresponding period in the prior year as a result of an increase in headcount. In addition, the adoption of SFAS 123R as of July 2005 resulted in an increase of $8.1 million of stock-based compensation expense recorded in general and administrative expenses in the nine months ended March 31, 2006 compared to the corresponding period in the prior year. Consulting fees to external firms increased by $2.7 million as a result of increased Sarbanes-Oxley compliance review costs and general consulting costs. Additionally, we incurred $0.4 million in expense related to the accrual of the Holdback Amount discussed above. These increases were partially offset by a $1.3 million decrease in bad debt expense as a result of a reduction in the specifically identified receivables for reserve and a $1.2 million decrease in depreciation expense as certain assets became fully depreciated during the period.

Restructuring and Other Related Costs

As a result of our change in strategy and our desire to improve our cost structure, we announced five separate restructurings during the years ended June 30, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2006 restructuring (“FY2006 Restructuring”), the 2005 restructuring (“FY2005 Restructuring”), the 2003 fourth quarter restructuring (“FY2003 Q4 Restructuring”), the fiscal year 2003 first quarter restructuring (“FY2003 Q1 Restructuring”), and the fiscal year 2002 restructuring (“FY2002 Restructuring”).

During the quarter ended March 31, 2006, restructuring and other related costs of $0.8 million relate to accretion expense related to the measurement of our restructuring liabilities at net present value.

During the quarter ended December 31, 2005, we entered into a non-binding agreement with a potential subtenant for properties that are included in our FY2005 Restructuring and FY2003 Q1 Restructuring plans. As such, we have reassessed our estimated obligation and sublease income related to these properties, resulting in a net reduction of $2.1 million in restructuring expense recorded during the quarter ended December 31, 2005. This reduction in expense was partially offset by $0.8 million in accretion expense related to the measurement of our restructuring liabilities at net present value.

During the quarter ended September 30, 2005, we implemented the FY2006 Restructuring to better align our resources among our client and server product groups. In addition, we incurred further facilities-related charges under the FY2005 Restructuring as we ceased using information technology in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities and accretion-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

Restructuring and other related costs in the three and nine months ended March 31, 2005 related primarily to a $4.9 million accelerated depreciation charge taken during the three months ended March 31, 2005 related to a revision in the estimated useful life of leasehold improvements and certain furniture in our previous headquarters in association with the FY2005 Restructuring, offset by a $0.5 million decrease in charges for other restructuring plans based upon sublease agreements. Other charges during the nine months ended March 31, 2005 relate to early termination clauses or sublease activity on previously restructured properties.

As of March 31, 2006, we estimated $40.3 million of sublease income from third parties on these facilities. Included in the $40.3 million estimate is $36.0 million of sublease income from potential tenants that have not yet been identified. Estimates of sublease income are netted from our total lease liability when estimating our net restructuring liability. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs of up to $36.0 million.

Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Developed and core technology	$1,492	$1,661	$4,551	$3,571
Customer contracts - licenses	6	11	18	615
Customer contracts - support	21	20	63	56
Content	149	—	149	—
Customer relationships	2,030	754	3,404	2,034
Internal use software and other	645	18	699	18

	$4,343	$2,464	$8,884	$6,294

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

Amortization of content is included in Cost of revenues—Content and is the result of the acquisition of Musiwave in January 2006.

Amortization of acquired customer relationships, internal use software and other is included in operating expenses. The increase in amortization in fiscal year 2006 reflects the increase due to the acquisition of Musiwave in January 2006.

Gain on Sale of Technology and Other

During the quarter ended March 31, 2006, the Company sold certain intangible assets to a third party for $3.8 million in cash. This amount was received by the Company in March 2006 and was recorded in operating income under gain on sale of technology and other.

During the quarter ended December 31, 2005, we sold the rights to use a domain name to a third party for $3.25 million in cash. This amount was received in December 2005 and was recorded in operating income under gain on sale of technology and other.

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

Interest Income

Interest income was approximately $5.4 million and $10.3 million for the three and nine months ended March 31, 2006, as compared to $1.4 million and $3.9 million for the corresponding periods of the prior year. The increase in interest income is primarily due to interest earned on the proceeds from our equity offering in December 2005 which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments during the period ended March 31, 2006.

Interest Expense

Interest expense was approximately $1.3 million and $3.8 million for the three and nine months ended March 31, 2006, as compared to $1.3 million and $3.9 million for the corresponding periods of the prior year. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003.

Other Expense, net

Other expense, net was approximately $11,000 and $1.6 million during the three and nine months ended March 31, 2006, as compared to $1.5 million and $46,000 for the corresponding periods of the prior year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities as well as $0.5 million in hedging costs incurred in connection with our euro-denominated purchase price for the acquisition of Musiwave, which was announced in September 2005 and closed in January 2006.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in quarterly effective tax rate.

Income tax expense was $0.7 million and $4.2 million for the three and nine months ended March 31, 2006 compared to $3.0 million and $7.7 million for the corresponding periods of the prior fiscal year. The decrease in income tax expense for the three months ended March 31, 2006 was primarily related to decreases in foreign withholding taxes of $0.8 million and additional foreign deferred tax benefits of $1.0 million. The decrease in income tax expense for the nine months ended March 31, 2006 was primarily related to a decrease in foreign income tax expense of $2.7 and additional foreign deferred tax benefits of $1.8 million, partially offset by an increase in foreign withholding taxes of $1.0 million.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2006, we have foreign deferred tax assets recorded of approximately $3.3 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. At March 31, 2006, we have approximately $18.3 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes, of which $10.9 million relates to the acquisition of Musiwave. During the three and nine months ended March 31, 2006 respectively, we recorded a benefit of $1.4 million and $2.7 million related to acquisition-related deferred tax liabilities.

Operating Lease Obligations and Contractual Obligations

The following table discloses our off-balance sheet contractual obligations by fiscal year as of March 31, 2006 (in thousands):

	Payments due during the Fiscal Year ended June 30,						Total
	2006 (remaining)	2007	2008	2009	2010	Thereafter
Contractual obligation:
Gross operating lease obligations	$26,733	$24,574	$23,015	$20,733	$21,116	$62,520	$178,691
Less: contractual sublease income	(2,031)	(2,118)	(1,347)	(180)	(144)	—	(5,820)

Net operating lease obligations	$24,702	$22,456	$21,668	$20,553	$20,972	$62,520	$172,871
Interest due on convertible subordinated debt	$—	$4,125	$4,125	$2,063	$—	$—	$10,313
Principal payment of convertible subordinated debt	$—	$—	$—	$150,000	$—	$—	$150,000

We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $5.8 million through our fiscal year 2010.

In November 2004, we purchased developed and core technology from a private company. Included in the purchase price were contingent payments of $850,000, if specified milestones are satisfied. These milestones are primarily related to future revenues generated from the license of the developed and core technology and would be payable 24 months from the signing of the purchase agreement.

On January 13, 2006, in connection with our acquisition of Musiwave, in addition to the original consideration paid for the purchase, we agreed to additional contingent consideration consisting of amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable under the Earn Out is €15.0 million, or approximately $17.9 million using the exchange rate as of March 31, 2006, and is payable with a mixture of cash and common stock. The exact proportions of cash and stock shall be determined by Openwave prior to the payment date, provided that the cash portion shall not be less than 43.7%. The Earn Out is contingent upon Musiwave achieving certain financial targets during calendar year 2006, and is expected to be paid, if applicable, shortly thereafter. Any Earn Out payments made will be accounted for as additional purchase price and will increase goodwill and are to be paid in Euros when the contingency is resolved.

The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or $2.7 million using the exchange rate as of March 31, 2006, for retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount will be amortized over the 18 month period as compensation expense.

Off-Balance Sheet Arrangements

As of March 31, 2006, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of March 31, 2006 and June 30, 2005, respectively (in thousands):

	March 31, 2006	June 30, 2005	Percent Change
Working capital	$434,882	$243,043	79%

Cash and cash investments:
Cash and cash equivalents	$193,547	$126,462	53%
Short-term investments	215,518	110,093	96%
Long-term investments	72,533	25,909	180%
Restricted cash and investments	20,042	24,293	-17%

Total cash and cash investments	$501,640	$286,757	75%

	Nine Months Ended March 31,
	2006	2005
Cash provided by (used for) operating activities	$5,567	$(16,693)
Cash used for investing activities	$(257,832)	$(44,125)
Cash provided by financing activities	$319,350	$11,217

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

Working capital

Our working capital increased by approximately $191.8 million or 79% from June 30, 2005 to March 31, 2006. The increase was primarily attributable to proceeds from issuances of common stock, including the public offering in December 2005 which raised $277.8 million in net proceeds, and the remainder from employees’ exercise of stock options during the period. In addition, the increase in cash included net proceeds of $11.3 million received on sales of technology and domain names during the period. Offsetting the increase in working capital during the period was the acquisition of Musiwave for $113.9 million, net of cash acquired.

Cash provided by (used for) operating activities

Operating activities provided $5.6 million during the nine months ended March 31, 2006, an improvement of $22.3 million from a use of $16.7 million in the corresponding period of the prior year. This improvement was primarily attributable to improved cash from net income excluding non-cash items and the gain on the sale of technology and other of $20.5 million during the nine months ended March 31, 2006 compared to the same period in the prior year, as a result of efficiencies gained due to our restructuring efforts and our increase in revenues.

Cash used for investing activities

Net cash used in investing activities during the nine months ended March 31, 2006 was $257.8 million, up $213.7 million from $44.1 million used in investing activities during the nine months ended March 31, 2005. This change was due to the $78.9 million in purchases of short-term investments, net of proceeds from maturities of short-term investments during the nine months ended March 31, 2006 compared to $16.8 million in proceeds from maturities of short-term investments, net of purchases during the nine months ended March 31, 2005. Purchases of long-term investments, net of proceeds from maturities long-term investments during the current period increased by $71.8 million over the corresponding period of the prior fiscal year. Additionally, cash used for acquisitions increased $61.3 million during the current period, related to the acquisition of Musiwave.

Cash flows provided by financing activities

Net cash provided by financing activities increased by $308.2 million during the nine months ended March 31, 2006 as compared to the corresponding period of the prior fiscal year. The increase was attributable to proceeds from issuances of common stock, including the public offering in December 2005 which raised $277.8 million in net proceeds, and the remainder from employees’ exercise of stock options during the period ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $11,000 and $1.6 million for the three and nine months ended March 31, 2006. As of March 31, 2006, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
JPY	900,000	115.41	6/30/2006
CAD	5,000	1.17	9/29/2006
CAD	1,500	1.17	6/30/2006
AUD	3,000	1.41	9/29/2006
AUD	1,500	1.40	4/28/2006
Cross currency swaps:
EUR	8,000	0.8435	6/30/2006
EUR	6,000	0.8264	6/30/2006

(b) Interest Rate Risk

As of March 31, 2006, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $501.6 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2006 (in thousands):

	Expected maturity for the year ending June 30,		Cost Value	Fair Value
	2006	2007	March 31, 2006 Total	March 31, 2006 Total
Certificate of Deposit	$4,399	$21,245	$26,645	$26,591
Commercial Paper	10,515	5,505	16,020	16,010
Corporate Bonds	3,843	69,926	105,603	105,269
Auction Rate Securities	106,700	—	106,700	106,700
Asset Backed Securities	—	—	11,591	11,578
Federal Agencies	1,981	14,979	21,960	21,903

Total	$127,438	$111,655	$288,519	$288,051

Weighted-average interest rate		4.8%

Additionally, we had $20.0 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of March 31, 2006. $17.2 million of the restricted investments comprised a certificate of deposit to collateralized letters of credit for facility leases. $2.0 million of the balance comprises U.S. government securities pledged for payment of the remaining three semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $0.8 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 3.4% at March 31, 2006.

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

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Musiwave which was acquired during the quarter. Musiwave represents 7% and 3% of Openwave’s consolidated revenues and consolidated total assets, respectively, for the quarter ended March 31, 2006. Management did not assess the effectiveness of internal control over financial reporting of Musiwave because of the timing of the acquisition.

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

We have accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and we are awaiting a ruling. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of March 31, 2006.

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

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We have incurred losses in each fiscal year since our inception. During the fiscal years ended June 30, 2005 and 2004, we incurred losses of approximately $62.1 million and $29.9 million, respectively. As of March 31, 2006, we had an accumulated deficit of approximately $2.6 billion which includes approximately $2.0 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve or be able to maintain consistent profitability.

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

Our customer base consists of a limited number of large communications service providers and mobile handset manufacturers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. In this regard, revenue recognized from arrangements with Sprint-Nextel accounted for approximately 20% of our total revenues during the nine months ended March 31, 2006. By virtue of their size and the significant portion of our revenue that we derive from a select group of customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

International sales accounted for approximately 54% and 55% of our total revenues for the nine months ended March 31, 2006 and 2005, respectively. Risks inherent in conducting business internationally include:

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

In any event, the process of integrating any acquired business may create difficulties, including:

•	significant delay or the inability to realize the anticipated benefits from such transactions, including projected revenue, synergies or other operating results and to effect product integration, development and marketing;

•	diversion of management’s attention from other business concerns;
•	declining employee morale and retention issues from either our pre-existing or acquired businesses;

•	the need to integrate each company’s accounting and other administrative systems to permit effective management;
•	the impact of any negative customer relationships acquired;

•	the need to implement necessary controls, procedures and policies at private companies which, prior to acquisition, lacked such controls, procedures and policies; and

•	the need to write-down the goodwill of any such transaction in subsequent periods;

Foreign acquisitions involve special risks, including those related to integration of operations across different cultures, languages, and legal systems, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. In addition, we may incur significant transaction fees and expenses, including expenses for transactions that may not be consummated. In any event, as a result of future acquisitions, we might need to issue additional equity securities, spend our cash, or incur debt or assume significant liabilities, any of which could adversely affect our business and results of operations.

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

In September 2003, we issued $150 million of 2 3/4% convertible subordinated notes which mature on September 9, 2008. The notes are convertible into shares of our common stock at the option of the holder at any time on or prior to the business day prior to maturity. The notes are currently convertible at a conversion price of $18.396 per share. In addition, each holder may require us to purchase all or a portion of such holder’s notes upon the occurrence of specified change in control events. We may not have enough cash or cash resources to repay the notes in cash on a change of control or at maturity. In any event, the repurchase of our notes with shares of our common stock or the conversion of the notes into shares of our common stock may result in dilution of our earnings per share.

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

Item 4. Submission of Matters to a vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended Employment Offer Letter Agreement by and between Openwave Systems Inc. and Allen Snyder, dated February 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2006

OPENWAVE SYSTEMS INC.

By:	/s/ Harold L. Covert
Harold L. Covert
Executive Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer And Duly Authorized Officer)