Form 10-K
period 2006-06-30
OPENWAVE SYSTEMS INC
filed 2006-12-01
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-16073

OPENWAVE SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2100 Seaport Blvd. Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)

(650) 480-8000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,599,714,798 as of December 31, 2005 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 94,612,874 shares of the registrant’s Common Stock issued and outstanding as of November 27, 2006.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results, the impact of recognizing material amounts of stock-based compensation expense which were not previously accounted for in previously issued financial statements, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are merely predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below under the subheading “Risk Factors” under Item 1A and elsewhere in this report. The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Explanatory Note

In this Form 10-K, we are restating the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2005, and each of the quarters in the fiscal year 2005. Our decision to restate was based on the results of an independent review into our stock option accounting that was conducted under the direction of a special committee of the board of directors (the “Special Committee”).

As part of the restatement, we have also made changes to the balance sheet as of June 30, 2005 to adjust certain income tax assets and liabilities to correct errors identified in the fourth quarter of fiscal 2006, as well as certain deferred revenues and accrued liabilities to correct errors identified in fiscal year 2005 which were not material to the statement of operations for any prior fiscal year. These changes are described in more detail below. We are also restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (FAS 123) included in Note 2 to the consolidated financial statements.

This Form 10-K also reflects the restatement of (i) “Selected Consolidated Financial Data” for the fiscal years ended June 30, 2005, 2004, 2003, and 2002 in Item 6 and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for the years ended June 30, 2005 and 2004.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and, as such, should not be relied upon.

Stock Option Review

On October 4, 2006, we announced that the Special Committee was in the process of completing its independent review of our stock option grants and practices. The Special Committee reviewed all grants of options or restricted stock made by the Company from our predecessor company Phone.com’s IPO in June 1999 to September 2006. The Special Committee conducted its review with the assistance of independent legal counsel and forensic accountants. Over 56 million shares granted were reviewed, of which approximately 33% were remeasured based upon the review. The review included an extensive examination of our accounting policies, accounting records, supporting documentation, and e-mail communications, as well as interviews with numerous current and former employees and current and former members of our board of directors. In summary, the Special Committee did not find evidence that lead it to conclude there was fraud in the granting of options. The Special Committee did not find evidence that lead it to conclude that the preparation of stock option documentation was done in a manner calculated to disguise the true nature of the option granting actions or to manipulate the exercise price of the option grants. However, the Special Committee’s review identified circumstances where the grant date used by us as the “measurement date” for accounting purposes (the “Record Date”) preceded the appropriate measurement date, as defined in the accounting literature.

As of October 16, 2006, instances where the Special Committee found that the Record Date preceded the appropriate measurement date principally fell into three categories:

•	The Special Committee found evidence to conclude that there were deficiencies in the process by which many options were granted through Unanimous Written Consent (“UWC”) by the Compensation Committee of the Board of Directors. The Record Date, which was based upon the typed “effective date”, of these grants was on or before the date distributed but often preceded the return of the signed consents and formal approval by Compensation Committee members. This was noted in the interviews conducted during the review, and supported by the dates noted on the telecopy header information of the returned consents. Accordingly, the Special Committee found that the appropriate measurement date likely differed from the Record Date of grants authorized through UWC of the Compensation Committee unless conclusive evidence was available to establish that the Record Date was appropriate.

•	The Special Committee found evidence to conclude that there were deficiencies in the process by which certain options were granted by the Stock Option Committee (“SOC”), a one-person committee with authority delegated from the Compensation Committee, consisting of the Company’s CEO. For certain grants, the SOC or an executive on his behalf, communicated to the Stock Administration group that the SOC had decided to grant stock options more than one day after the Record Date. Delays in communication were evidenced by the review of e-mail communication regarding notification of grants by the SOC to the Stock Administration group. Where the delay in communication occurred during a period in which the SOC did not follow routine, pre-selected grant dates (approximately from calendar 2001 to mid-2003), the Special Committee concluded that the appropriate measurement date likely differed from the Record Date for SOC option grants during this timeframe unless conclusive evidence was available to establish that the Record Date was appropriate.

•	The Special Committee found evidence suggesting that prior to the pooling-of-interests merger in November 2000, Software.com followed a procedure for granting options to new employees on a weekly basis retroactively, selecting the low price of the week.

As a result of the findings of the Special Committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. This expense is the result of options granted with an intrinsic value totaling $197.4 million. Intrinsic value is the quoted market price of the stock at the measurement date less the strike price the recipient would need to pay to exercise the option. The impact of amortizing the intrinsic value over the related service periods, after accounting for forfeitures, and the associated payroll tax expense is as follows:

Additional Expense
($000's)
Fiscal Year
2000	$3,069
2001	135,414
2002	31,652
2003	10,318
2004	603
2005	645

Total for all fiscal years	$181,701

The impact to fiscal year 2001 reflects the large number of options remeasured with a substantial positive intrinsic value due to the increase in the stock price during that timeframe. Additionally, many options granted in fiscal year 2001 were cancelled during the same fiscal year with an agreement to reissue options six to seven months later with an exercise price equal to the stock price on the replacement grant date. The cancellation resulted in previously deferred compensation being recognized in an accelerated manner in fiscal 2001 as the cancellation was not as a result of failure of the employee to meet the service obligation.

The impact of the remeasured grants to previously disclosed pro forma expense under FAS 123 is as follows:

(Reduction) Addition to Pro Forma Expense
($000’s)
Fiscal Year
2000	$(5,057)
2001	40,317
2002	36,954
2003	15,631
2004	5,814
2005	(304)

Total for all fiscal years	$93,355

The following describes our methodology for selecting the appropriate measurement date:

•	For certain grants, the Special Committee found objective evidence to identify and support a revised measurement date for approximately 73% of the $181.7 million incremental expense. This evidence consisted primarily of emails or telecopy header information confirming authorization and approval of a grant on a certain date, and to a lesser extent, filings with the SEC such as a Form 4. We used the revised measurement date to calculate the incremental expense.

•	For certain grants made by UWC or by the SOC where the Special Committee did not find objective evidence to identify and support a revised measurement date, we applied the date such grants were entered into the options database. The Special Committee found that our process for recording grants was generally to have Stock Administration personnel enter grants into our options database once Stock Administration received complete documentation of the grants. Grants remeasured using the date such grants were entered into the options database accounted for approximately 16% of the $181.7 million incremental expense.

•	For options granted by Software.com, prior to the merger of Phone.com and Software.com in August 2000, we used the Friday of each week as the revised measurement date, resulting in approximately 11% of the $181.7 million incremental expense.

The above methodology was followed for remeasuring grants with the exception of two grants made is fiscal 2000. These grants were made prior to the hiring of the Company’s first dedicated stock administrator in January 2000, and there was an unreasonable delay between the grant date and the date of entry into the options database.

The first of these two grants was a grant of approximately 99,000 shares granted on August 9, 1999 to five employees and entered into the options database on January 19, 2000 for two employees, and January 21, 2000 for the other three employees. The stock price on the Record Date was the lowest compared to the five trading days following the grant, but was not lower than the closing price on August 2 through August 4, 1999. Had the date of entry into the options database been used as the revised measurement date, approximately $32.8 million in intrinsic value would result.

The second of these two grants was a grant of approximately 184,000 shares granted on October 27, 1999 to employees who joined the Company as a result of two acquisitions. The date of this grant coincides with the acquisitions made on October 26 and 27, 1999. The stock price on the Record Date was the lowest compared to the five trading days prior to the grant, but was not lower than the closing price on October 29, 1999. Had the date of entry into the options database been used as the revised measurement date, approximately $11.3 million in intrinsic value would result.

Given the (i) presumed inappropriateness of the dates of entry into the options database as a measurement date in these situations, (ii) lack of evidence that the Record Dates of these two grants were incorrect, and (iii) lack of additional evidence to suggest another measurement date should be used, we concluded that the best measurement date is the original Record Date for these grants, resulting in no incremental compensation expense.

In addition, for all grants, we considered an alternate methodology (“View B”) assuming the original Record Dates were appropriate unless specific evidence suggested an inappropriate Record Date was used. In other words, under View B, we would not revise the measurement date of grants solely because the grant was made by the SOC outside of a routine, pre-selected date and/or where there was no affirmative evidence to suggest a grant made by UWC had a delay in approval. View B resulted in approximately 9% less intrinsic value than our methodology explained above (“View A”).

We also considered an alternate methodology (“View C”) of revising the measurement date for grants made by the SOC to eight days after the Record Date, instead of the entry date into the options database. Eight days represents our calculation of the average number of days where a known delay in communication of the grant to Stock Administration existed from review of the objective evidence. View C yielded a result of approximately 2% more intrinsic value than View A.

We consider View A as the most appropriate methodology since it acknowledges the deficiencies in the UWC and SOC granting practices, regardless of the availability of evidentiary documentation. In addition, we believe the entry date into the options database is more meaningful to individual grants than the average delay under View C. Given the relative consistency in results under Views A, B and C, we believe that View A yields a reasonable estimate.

Income Tax Assets and Liabilities

For years prior to fiscal 2006, income tax assets were netted against income tax liabilities on a worldwide basis for purposes of presentation on the consolidated balance sheet. In this Form 10-K we have restated the tax assets and liabilities as of June 30, 2005 to net against one another only when the asset and liability relate to the same tax jurisdiction.

Deferred Revenue and Accrued Liabilities

For years prior to fiscal 2005, we recognized a full month of maintenance and support revenues in the month the associated contract with the customer was executed. As of the beginning of fiscal year 2005, we began recognizing maintenance and support revenues based upon the actual days in the period. The previous method created an understatement of deferred revenue and accumulated deficit as of June 30, 2001 of $3.6 million. This error was partially offset by an unrelated under-recognition of revenues accumulating to $1.2 million during the same timeframe which relates to cash receipts from customers relating to billings not recorded as revenue. Previously, the $1.2 million was included in accrued liabilities. The net impact of these two errors to fiscal years 2002 through 2004 was immaterial.

PART I

Item 1.    Business.

Company Background

Openwave is the leading independent provider of software solutions for the communications and media industries. We provide our customers with software and services designed to enable them to launch new revenue generating content and communications services such as messaging, location, browsing and music and entertainment content delivery rapidly.

We have three categories of products:

•	Server products that are integrated at the edge and core of operator networks to enable the delivery of voice and video communication, messaging, location, and content services to mobile handsets and personal computers;

•	Client software that is embedded in mobile phones that allows handset manufacturers and operators to create and render rich service interfaces for mobile browsing, messaging, and content services; and

•	Content products which consist of music and other downloadable entertainment for the client handset.

In addition, our experienced and knowledgeable professional services staff provides a range of services, including support and training, to deliver advanced solutions to our customers that are designed to improve the consumer experience, increase adoption of data services and create differentiation for our customers.

Our global customer base includes over 70 of the world’s leading operators, over 50 mobile handset manufacturers and numerous broadband service providers and Internet Service Providers (“ISPs”).

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in June 1999. Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge through either our website at www.openwave.com or the SEC website at www.sec.gov, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference to this report.

Industry

Operating Environment and Trends

The market for open standards software products and services for the telecommunications industry is growing due to technological advances and increased end-user demand for additional services and functionality in the mobile telephone market. However, in the fourth quarter of 2006 we experienced a decline in total revenues from $113.0 million in the third quarter of fiscal 2006 to $91.1 million in the fourth quarter of 2006. Our total revenues for the first quarter of fiscal 2007 were $91.2 million and we expect revenues for the second quarter of fiscal 2007 to decrease slightly from the preceding quarter. We believe our revenues and gross margin throughout fiscal 2007 will be impacted by the following trends:

•	Many of our largest mobile operator customers are experiencing restructuring and internal reorganization, often as a result of a recent merger. This is particularly true in the US and EMEA, which has lengthened the selling cycle for new projects during this time of transition.

•	We are in the midst of a product transition that we anticipate will continue until we introduce new solutions and products, which we currently expect to launch in late fiscal 2007. These planned new products include our personalization and profiling system, as well as a device portal solution which is designed to enable mobile operators to deliver an integrated experience making relevant recommended content and services more accessible with fewer clicks and less delay.

•	We are continuing to execute on our strategy of moving from infrastructure components provider to providing end-to-end solutions to our customers. This in turn is changing our deal structure towards more large project-based deals. We are seeing increased interest in Openwave providing services to integrate third party elements, including software and related services as part of larger project-based deals. These projects typically provide lower gross margins. We expect the overall operating margin to be relatively un-impacted by this, however, due to not needing to spend research and development dollars on third party elements incorporated in these project-based deals.

In the broader market, we are benefiting from these key trends in our core markets:

In the mobile market, 3G networks such as Wideband Code-Division Multiple Access (“WCDMA”) and CDMA2000 Evolution Data Only (“EVDO”) are being rolled out globally. Using this infrastructure, mobile operators are launching new services around music and video.

Strategy Analytics predicts that spending on mobile data services and products will grow by an average of 26% in 2006 driven by a broader penetration of 3G network access and growing consumer awareness of services. The global end user spend on mobile data services is expected to grow from $92.2 billion in 2005 to $114.4 billion in 2006. Person-to-person text messaging via SMS should remain the dominant application globally, accounting for 56% of end user spend on mobile data services.

Server market

In the server software market, we have witnessed the early adoption of integrated voice and video services, bringing rich video and animated avatars to subscribers’ voicemail boxes. In the area of converged services, our messaging line of business continues to pave the way for our broadband, wire line, and wireless customers who are looking to simplify and streamline the communications experience. As more consumers are using their mobile phones to access mobile content and services, we are working with carriers to help them increase overall access as well as to provide a more compelling user experience. This year, we announced that we had delivered over a trillion mobile data transactions to consumers. The mobile data market continues to experience dramatic growth with the increasing consumer uptake of services such as email, web look-ups and MMS; and Openwave software manages over three billion transactions daily for operators worldwide, including Sprint Nextel, Vodafone and Telefónica.

We benefited from the following events and developments relating to our server software business during fiscal 2006:

•	We witnessed a resurgence of interest in location based services, and through a partnership with NEC, were selected by Vodafone KK in Japan to provide an integrated location solution. This announcement is further validation of our continued leadership in the location-based services market.

•	In the third quarter, we secured a deal with Comcast to support the delivery of their quadruple play of video, voice, data and mobile services across networks. At the outset, we are providing Openwave voicemail and have also signed a larger strategic agreement to provide Comcast with our next generation IP based messaging platform for the delivery of converged messaging services.

•	In the third quarter, we announced that we had signed a significant Mobile Virtual Network Operator (“MVNO”) deal with Disney, partnering with InPhonic and mPortal. The solution for Disney combines a variety of rich media messaging and advanced browsing technologies specifically catered to the needs of the unique MVNO market.

•	In the fourth quarter, we signed an agreement with Telus, a leading Canadian telecommunications company, to consolidate their messaging services with Openwave’s IP-based adaptive messaging platform. We also signed a similar messaging consolidation deal with Sprint-Nextel.

Client software market

In the client software area, we are experiencing demand for a broader range of technologies and a more comprehensive and integrated offering. We are seeing growing demand for complete platforms from a new set of start-up handset manufacturers and from chipset vendors planning to deliver 3G mobile phones in 2006 and 2007. In addition, In-Stat predicts that the market for wireless handsets will grow 23%, to exceed $136 billion in 2006. Strategy Analytics forecasts 1.00 billion units for the full-year 2006, up 22% from 817 million units in 2005 (source: Strategy Analytics, May 2006)

We benefited from the following trends in the client software market during fiscal 2006:

•	Our software continues to be embedded in the majority of handsets around the world, with more than one billion phones shipped to date, and is being specified by operators across the globe.

•	We are also witnessing strong traction with our new client offering, MIDAS (Openwave Mobile Integrated Dynamic Application System)—now actively in trials with three leading operators in Europe, including O2. Our relationship with O2 will enable them to deliver a mobile messaging experience based on our Adaptive Messaging solution and MIDAS software that is simpler than the fragmented and often complex consumer experiences offered today.

•	In the third quarter, we announced that Sagem Communications had licensed our V7 Phone Suite for integration into its newest handset, the myW-7. The SAGEM myW-7 mobile phone is the first SAGEM 3G phone to feature V7, and builds upon the successful launch of multiple 2 and 2.5G handsets with V7.

•	During the third quarter, Motorola purchased a two-year, unlimited use site license for the complete V7 phone sweep of our handset technologies, including instant messaging, MMS, EMS clients and the industry leading Mercury edition of the Openwave browser. License revenues for site license are recognized in the quarter the license is signed and no future license revenue will result from additional shipments or use of the product under site license.

•	In the fourth quarter, we witnessed traction with our Mercury browser and signed multi-year site license deals with leading European and Korean handset manufacturers.

Content market

In January 2006, we acquired all of the outstanding issued share capital of Musiwave, a leading provider of mobile music entertainment services to operators and media companies primarily in Europe.

We are benefiting from the following events and developments relating to our content business during fiscal 2006:

•	In the third quarter, Musiwave signed an agreement with TELUS, Canada’s leading telecommunications operator, to deploy full-track music downloads to mobile phone subscribers. This marked Musiwave’s entrance into the North American mobile music download market.

•	In the fourth quarter, we announced France Telecom is furthering their footprint by rolling out Musiwave’s full-track download service throughout five additional Orange properties including Romania, Poland, Switzerland, Belgium and the UK.

•	Also in the fourth quarter, Musiwave closed a strategic partnership with Telecom Italia to trial our Smart Radio streaming music service and All You Can Eat music subscription service. The trial builds on an existing relationship between the two companies.

Products and Services

Our products are modular and based on open standards, providing our customers with the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology and products are designed to work on diverse mobile phones and technologies regardless of the brand of mobile phone or the type of service that operators select to offer to their subscribers. Our product portfolio includes offerings in the areas of client software for mass-market mobile phones; server software which includes mobile infrastructure and adaptive messaging; location application products for the communications industry and content services via mobile music provider Musiwave, an Openwave company. Our professional services group works with our customers around the world at all stages of development and implementation of wireless services. For financial information about our operating segment and geographic areas, see Note 6 to our Consolidated Financial Statements.

Server Software Products

Our server software products contain the foundational software required to enable Internet connectivity to mobile phones and allow service providers to build compelling services for their subscribers. These products include:

•

Openwave Mobile Access Gateway (“MAG”) is a carrier-class infrastructure software for exchanging data between the wireline Internet and wireless mobile phones. Our market-leading gateway software includes advanced features such as Wireless Application Protocol (“WAP”) Push, security, varied billing support and differentiated classes of service. MAG supports the latest generation of multimedia standards and handsets, allowing subscribers to download wallpaper, ring tones and other multimedia content as well as receive messages in real time.

•	Openwave Location Manager is a key enabling technology for e911 and other location-based services which obtains a subscriber’s location and presence data from multiple sources and delivers that data to location-based applications.

•	Openwave Email Mx is the foundation for our messaging solutions, delivering carrier-class messaging with scalability to serve wireline, wireless and ISP customers from a common platform.

•	Openwave Multimedia Messaging Services Center enables operators to offer highly differentiated and successful multimedia services such as integrated photo and text messaging.

•	Openwave Edge Gx is designed to prevent messaging abuse before it gets into operators’ networks. Designed specifically for broadband and wireless communications service providers, Openwave Edge Gx delivers protection at the edge of the network for both inbound and outbound traffic.

•	Openwave Video Voicemail lets callers personalize their phones with custom greetings. Callers can record their own video greetings, choose from prerecorded celebrity messages or have a favorite animated character lip synch a greeting.

•	Openwave Video Portal helps consumers get rich content and information whenever and wherever they want. Operators can use Video Portal to deploy real revenue generating services on an IP-based platform.

•	Openwave Outreach Express is designed for mobile operators and MVNOs. This robust high-performance solution allows operators to provide their subscribers with compelling sports, news, entertainment, weather and other real-time information.

•	Openwave Mobile Edge, a rich content delivery framework for the next generation of mobile data services. Mobile Edge products and services include:

o	Openwave Mobile Edge Open Web—enables operators to offer consumers a broader range of content choices by delivering full Internet web pages in a user friendly and device intelligent format to any mobile data enabled device.

o	Openwave Mobile Edge Accelerator—maximizes the value of existing portal investments and ensures faster delivery of rich off-net content to all devices, which can dramatically improve the user experience while also reduce the cost of data transmission.

o	Openwave Mobile Edge Security Suite—offers secure content management tools and capabilities to help operators provide fundamental mobile data access safely and securely while confidently launching new on- and off-portal data services.

•	Openwave Rich Mail is a PC-based Web mail solution designed for carrier-scale deployment by broadband and mobile operators around the world. Rich Mail enhances the email experience for consumers by offering a dynamic, feature-rich user experience and enables broadband and mobile operators to brand and personalize their Web mail offerings.

Client Software Products

We offer a line of software building blocks that enable service deployment on a broad selection of today’s phones. Available as standalone components, or integrated within Openwave Phone Suite Version 7, our client software includes:

•	Openwave Mobile Browser is a microbrowser designed and optimized for use in mass-market mobile phones to provide a rich, easy-to-use subscriber experience. The Openwave Mobile Browser has shipped on over one billion mobile phones, supports a wide variety of mobile phones, networks and languages and is compliant with mobile Internet standards.

•	In fiscal year 2006 we announced the latest version of the Mobile Browser, Mercury Edition which is designed to produce the industry’s fastest performance and enable increased access to Web content on mobile devices by expanding upon Openwave’s off-net browsing capabilities with new features such as scripting, AJAX compatibility and “Wide Screen” and “Map and Zoom” display modes.

•	In November 2005, we announced Openwave Mobile Integrated Dynamic Application System (MIDAS), a next-generation scripted application environment designed to enable mobile operators to quickly create, customize and deploy powerful new applications and interfaces to mass market mobile devices.

•	Openwave Instant Messaging Client enables instant messaging (“IM”) services for handset manufacturers and global operators using the Wireless Village standard. It offers support for custom operator services as well as Web communities.

•	Openwave Phone Suite Version 7 (“Phone Suite V7”) brings together our browsing and messaging clients with a standards-based graphical application framework, enabling operators and manufacturers to offer differentiated, customized and easy-to-use services on mass-market feature phones.

•	Openwave Mobile Email Client is designed for mass market mobile handsets and delivers email messaging capabilities with a combination of rich features and user friendliness, while meeting industry standards and major mobile operator requirements.

•	Openwave PoC Embedded Client offers handset manufacturers and platform vendors an opportunity to enter and compete in the strategic markets of push-over-cellular and voice-messaging.

•	Openwave Text Input is designed to learn a user’s unique messaging style to predict current and next words, phrases, abbreviations, slang and emoticons.

Content Products

Musiwave transforms music, making it more intuitive, personal, enjoyable, interactive and user-friendly for mobile phone owners. Our content products provide turnkey mobile music entertainment services for mobile operators and media companies. These products include:

•	Music on Demand Service allows fast, full-length, user-friendly and secure downloads of music directly to 2.5G and 3G mobile devices.

•	Smart Radio is a personal interactive radio streamed to the mobile handset and allows mobile consumers to access customized and streamed music programming via an embedded application, based on each user’s personal tastes.

•	Flat rate All You Can Eat subscription services for streaming radio and full track downloads.

•	Discovery Engine is a way to simply and easily discover music on the go while enabling off-line music catalog browsing and recommendations, streaming of previews and catalog updates with every connection.

•	Videotones are multimedia ringtones that allow customers to view full motion video while the phone is ringing.

•	Pictones are multimedia ringtones that allow for customers to combine an actual recording of a song with an artistic slide show extracted from a video clip.

•	Musitones provide a way for mobile consumers to play excerpts of original music as ringtones on their mobile phones.

•	Ring Back Tones allow mobile consumers to choose an audio file that callers will hear while the phone is ringing, instead of traditional ring sounds.

Services and Maintenance and Support Services

Our products and our customers’ networks are complex, requiring experienced and knowledgeable professional services, support, and training to provide advanced solutions to our customers. Our support organization provides both 24-hour maintenance and support services to our customers. In addition, our professional services organization provides training and consulting services to our customers, often to perform integration services relating to commercial launches of our technology, as well as to provide value-added services that are designed to improve the end-to-end consumer experience, increase user adoption of wireless services and create differentiation for operators. As of June 30, 2006, we had 490 employees in our professional services and maintenance and support organizations.

Research and Product Development

Our ability to meet our customer’s expectations for innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development. Our research and development expenses were $88.1 million, $95.9 million and $94.5 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, we had 379 employees engaged in research and product development activities.

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

Standards

We believe the growth and development of standards is key to our success and the success of our industry. Therefore, we take an active role in a number of industry standards organizations including the Open Mobile Alliance (“OMA”), the World Wide Web Consortium (“W3C”), CDMA Developer Group, 3G Americas, and Mobile Entertainment Forum among others. In addition, the Third Generation Partnership Projects (“3GPP” and “3GPP2”), which are the 3G standards organizations for the GSM and CDMA, respectively, represent strategic standards for our products.

Sales, Marketing and Customer Support

We sell our products through both a direct sales force and third-party resellers. As of June 30, 2006, we had 472 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support. Our third-party resellers are strategic alliance partners including HP, IBM, CTC and Siemens.

International sales of products and services accounted for 57%, 55% and 59% of our total revenues for our fiscal years ended June 30, 2006, 2005 and 2004, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions. For further information regarding our segment revenue, geographic areas and significant customers, please refer to Note 6 of our Notes to Consolidated Financial Statements.

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

Partners

We collaborate with companies including HP, IBM, Lucent, McAfee, Qualcomm and others that expand our reach and capabilities and maintain our company-wide focus on increasing customer satisfaction and improving the end user experience.

Competition

The market for open standards software products and services for the telecommunications industry continues to be intensely competitive and fragmented. In addition, the widespread and increasing adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce new products that compete with our software products.

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

Employees and Recent Executive Officer Changes

As of June 30, 2006, we had 1,452 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

In August 2006, we announced that Openwave had streamlined its management team with the elimination of certain management positions, including Chief Operating Officer and Chief Administrative Officer.

Biographical and other information about our current Board of Directors and Executive Officer team is included in Part III Item 10, below.

Item 1A.    Risk Factors.

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

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. Except for the fiscal year ended June 30, 2006, we incurred annual net losses on a GAAP basis since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $2.8 billion, which includes approximately $2.0 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve or be able to maintain consistent profitability.

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

Our 1996 Stock Option Plan expired in September 2006 and the failure to approve a new equity plan could adversely affect the recruitment and retention of key management and employees.

One of the key aspects of our employee retention and recruitment is equity award grants. Our 1996 Stock Option Plan which had a ten year term expired in September 2006. We plan to seek shareholder approval of a new equity incentive plan at our next annual shareholder meeting, but until we are able to obtain shareholder approval of the new plan we will not have a shareholder approved equity plan and we will be unable to issue incentive stock options. Our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued services of many of our current employees including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. If we do not have an equity incentive plan, our recruitment and retention efforts may be materially adversely affected.

We are in a product transition phase and we may not be able to adequately develop or market products.

The market for our products and services is highly competitive, and the pace of technical innovation is high. We are currently in a product transition phase where we are developing our next generation products and other new products and features. There can be no assurance that we are able to develop, market, or sell our new products and features in a timely manner. Our new products or services may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. New product offerings may not properly integrate into existing platforms, and the failure of these offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected, if at all.

We rely upon a small number of customers for a significant portion of our revenues, and the failure to retain and expand our relationships with these customers could adversely affect our business.

Our customer base consists of a limited number of large communications service providers and mobile handset manufacturers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. In this regard, revenue recognized from arrangements with Sprint-Nextel accounted for approximately 20% of our total revenues during the year ended June 30, 2006. By virtue of their size and the significant portion of our revenue that we derive from a select group of customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

In particular, our customers often defer execution of our agreements until the last week of the quarter if they elect to purchase our products. Approximately 30%-40% of our quarterly revenue typically occurs in the last month of a quarter and the pattern for revenue generation during that month is normally not linear. Accordingly, we may not recognize revenue as anticipated during a given quarter when customers defer orders or ultimately elect not to purchase our products. Therefore we could be in a position where we do not achieve our financial targets for a quarter and not determine this until very late in the quarter or after the quarter is over. As a result, our visibility into our revenue recognition for future periods is limited.

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

The market for our products and services is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. Their resources have enabled them to aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, we may then need to lower prices of our products and services, change our pricing models, or offer other favorable terms in order to compete successfully, which would likely reduce our margins and adversely affect operating results.

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Nortel and Lucent;

•	wireless messaging software providers, such as Comverse, Ericsson and LogicaCMG;

•	software providers, such as 724 Solutions, Critical Path, Intrado, and Verisign;

•	service providers, such as E-Commerce Solutions;

•	client solution providers, such as Access, Qualcomm, Symbian, and Teleca Systems;

•	computer system companies such as Microsoft and Sun Microsystems;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

•	antispam and antivirus providers such as Ironport.

Nokia also competes directly with us by offering WAP servers, client software and messaging (offering end-to-end solutions based on its proprietary smart messaging protocol and on MMS) to communication service providers. Nokia markets its WAP servers to corporate customers and content providers, which if successful, could undermine the need of communication service providers to maintain their own WAP gateways (since these WAP servers access applications and services directly rather than through WAP gateways).

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

In addition, Internet search and content providers, such as Google and Yahoo!, recently have launched data services offerings directed at wireless end users. These services may compete directly with services offered by our traditional customer base. As well, in the future Internet search and content providers could directly compete with us by launching wireless data services.

Our sales cycles are long, subjecting us to the loss or deferral of anticipated orders and related revenue.

Our sales cycle is long, often between six months and twelve months or longer, and unpredictable due to the lengthy evaluation and customer approval process for our products, including internal reviews and capital expenditure approvals. Moreover, the evolving nature of the market for data services via mobile phones may lead prospective customers to postpone their purchasing decisions pending resolution of standards or adoption of technology by others. Additionally, consolidation among our customer base has led to extended approval reviews and delayed decisions. Accordingly, we may not close sales as anticipated during a given quarter which may lead to a shortfall in revenue or bookings.

Because we depend substantially on international sales, any decrease in international sales would adversely affect our operating results.

International sales accounted for approximately 57% and 55% of our total revenues for the years ended June 30, 2006 and 2005. Risks inherent in conducting business internationally include:

•	failure by us and/or third-parties to develop localized content and applications that are used with our products;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	increased competition by local, regional, or global companies; and

•	difficulties in collecting accounts receivable and longer collection periods.

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

We have acquired a number of businesses and technologies in the past and expect to continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets. These transactions entail risks that may be material to our business and results of operations. For example, the limited historical revenue and operating history of Musiwave, which we acquired in January 2006, and Solomio, which we acquired in October 2006, subjects us to significant risk that we will be unable to integrate these businesses and to realize the anticipated benefits in a timely basis or at all.

In any event, the process of integrating any acquired business may create difficulties, including:

•	significant delay or the inability to realize the anticipated benefits from such transactions, including projected revenue, synergies or other operating results and to effect product integration, development and marketing;

•	diversion of management’s attention from other business concerns;

•	declining employee morale and retention issues from either our pre-existing or acquired businesses;

•	the need to integrate each company’s accounting and other administrative systems to permit effective management;

•	impact of any negative customer relationships acquired;

•	the need to implement any necessary controls, procedures and policies at companies which, prior to acquisition, lacked such controls, procedures and policies; and

•	the need to write-down the goodwill of any such transaction in subsequent periods.

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

Our customers are typically large communications service providers or handset manufacturers. Their substantial purchasing power and negotiating leverage limits our ability to negotiate uniform business terms. As a result, we typically negotiate contracts on an individual customer-by-customer basis and are sometimes required to accept contract terms not favorable to us, including indemnity, refund, penalty or other terms that expose us to significant risk. In addition, we may be asked to accommodate requests that are beyond the express terms of our agreements in order to maintain our relationships with our customers. The lack of uniformity and the complexity of the terms of these contracts create difficulties with respect to ensuring timely and accurate accounting and billing under these contracts. Because of this complexity and the limitations of automated accounting software, our invoices often must be prepared manually, which sometimes leads to delays or errors that generally must be corrected before invoices can be paid by our customers and which can lead to delays in processing or collecting payments. Any delay in processing or collecting payments could adversely affect our business. Additionally, if we are unable to effectively negotiate, enforce and accurately or timely account and bill for contracts with our key customers, our business and operating results may be adversely affected.

We may not be successful in obtaining complete license usage reports from our customers on a timely basis, which could impact our reported results.

Although our customers are generally contractually obligated to provide license usage reports, at times we are unable to obtain such reports in a timely manner, if at all, or the results provided may not accurately reflect actual usage. If license usage reports are not received in a timely manner, we estimate the revenue based on historical reporting trends, if reasonably possible. Because estimates require judgments based upon late or incomplete, and therefore inherently imperfect, information, the timing or amount of revenue we recognize may vary significantly from actual or expected customer usage and could impact our reported results.

We rely on estimates to determine arrangement fee revenue recognition for a particular reporting period. If our estimates change, future expected revenues could adversely change.

We apply the percentage-of-completion method to recognize revenue for certain fixed fee solutions-based arrangements. Applying the percentage-of-completion method, we estimate progress on our professional service revenues for a particular period. If, in a particular period, our estimates to project completion change or we estimate project overruns, revenue recognition for such projects in the period may be less than expected or even negative, which could cause us to fail to realize anticipated operating results in a given period. Additionally, a portion of the payments under some of our professional services arrangements are based on customer acceptance of deliverables. If a customer fails to accept the applicable deliverable, we may not be able to recognize the related revenue or receive payment for work that we have already completed, which could adversely affect our business and operating results.

Our technology depends on the adoption of open standards, which makes us vulnerable to competition.

Our products are integrated with communication service providers’ systems and mobile phones through the use of open standards. If we are unable to continue to integrate our platform products with third-party technologies because they do not adopt open standards or otherwise, our business will suffer. In addition, large wireless operators sometimes create detailed service specifications and requirements, such as Vodafone Live or DoCoMo iMode, and such operators are not required to share those specifications with us. Failure or delay in the creation of open, global specifications could have an adverse effect on the mobile data market in general and, consequently, our business and operating results. Conversely, the widespread adoption of open industry standards also may make it easier for new market entrants and existing competitors to introduce products that compete with our software products, which could adversely affect our business and operating results.

Our industry changes rapidly as a result of technological and product developments, which may quickly render our products and services less desirable or even obsolete. If we are unable or unsuccessful in supplementing our product offerings, our revenue and operating results may be materially adversely affected.

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

For example, our business depends upon the mass adoption of mobile phones for delivery of data services. Competing products, such as portable computers, PDAs, and smart phones, currently exist for mobile data delivery. If mobile phones are not widely adopted for delivery of data services or if end-users do not adopt mobile phones containing our browser or other client software, our customers may choose not to widely deploy, maintain or market offerings based on our products, which would adversely affect our business and operating results.

More generally, while in the past we have primarily provided specific component sales, in the future we intend to provide more integrated and comprehensive software solutions for our carrier customers. We also intend to develop and license new products and to enter into new product markets. We may be unable to develop and license new products in accordance with our expectations, or at all, our new products may not be adopted by the primary carriers, or we may be unable to succeed in new product markets which, in any case, would have a material adverse affect on our business and operating results.

Because of the rapid technological changes of our industry, our historic product, service, and enhancement offerings may have a shorter life than anticipated. Revenue from such products may decline faster than anticipated, and if our new products, services and enhancements are not accepted by our customers or the market as anticipated, if at all, our business and operating results may be materially and adversely affected.

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

Our business depends on continued investment and improvement in communication networks.

Many of our customers and other communication service providers continue to make major investments in next generation networks that are intended to support more complex applications and to provide end users with a more satisfying user experience. If communication service providers delay their deployment of networks or fail to roll such networks out successfully, there could be less demand for our products and services, which could adversely affect our business and operating results.

In addition, the communications industry has experienced significant fluctuations in capital expenditure. Although the capital spending environment may have improved recently, we have experienced significant revenue declines from historical peaks as a result of spending contraction in our industry. If capital spending and technology purchasing by communication service providers do not continue to improve or decline, our revenue would likely decline substantially.

We may not be successful in forming or maintaining strategic alliances with other companies, which could adversely affect our product offerings and sales.

Our business depends in part on forming or maintaining strategic alliances with other companies. We may not be able to form the alliances that are necessary to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. We may be unable to maintain existing relationships with other companies, to identify the best alliances for our business or enter into new alliances with other companies on acceptable terms or at all. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, our sales opportunities could deteriorate, which could have a material adverse effect on our business and operating results.

Our restructuring of operations may not achieve the results we expect and may adversely affect our business.

In October 2001, September 2002, June 2003, June 2005, August 2005, and August 2006, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. Following these restructurings, we may not have elected to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee turnover as well as recruitment and retention of key employees. These employee reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than expected. There can be no assurance that our restructurings will achieve the anticipated results. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business. In addition, our restructuring may not result in anticipated cost-savings, which could harm our business and operating results.

Our software products may contain defects or errors, which could result in rejection of our products, delays in shipment of our products, damage to our reputation, product liability and lost revenues.

The software we develop and the associated professional services we offer are complex and must meet stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing Internet software and telecommunications markets. Our software products and services may contain undetected errors or defects, especially when first introduced or when new versions are released. We have, in the past, experienced delays in releasing some versions of our products until software problems were corrected. In addition, some of our customer contracts provide for a period during which our products and services are subject to acceptance testing. Failure to achieve acceptance could result in a delay in, or inability to, receive payment. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service and warranty costs, any of which could harm our business.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience who are integral in developing, marketing and selling our products.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued service of many of our current employees, including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and

Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. Competitors and others have in the past, and may in the future, attempt to recruit our employees. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

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

Additionally, our customer agreements require that we indemnify our customers for infringement of our intellectual property embedded in their products. In the past we have elected and in the future we may elect to take a license or otherwise settle claims of infringement at the request of our customers or otherwise. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved, and the number of parties holding intellectual property within the wireless industry, increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased number of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us or against a customer for which we have an obligation to defend could result in costly litigation as well as the payment of substantial damages or an injunction.

We may be unable to effectively manage future growth, if any, that we may achieve.

As a result of our efforts to control costs through restructurings and otherwise, our ability to effectively manage and control any future growth may be limited. To manage any growth, our management must continue to improve our operational, information and financial systems, procedures and controls and expand, train, retain and manage our employees. If our systems, procedures and controls are inadequate to support our operations, any expansion could decrease or stop, and investors may lose confidence in our operations or financial results. If we are unable to manage growth effectively, our business and operating results could be adversely affected, and any failure to develop and maintain adequate internal controls could cause the trading price of our shares to decline substantially.

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

Provisions of our corporate documents and Delaware law may discourage an acquisition of our business, which could affect our stock price.

Our charter and bylaws may inhibit changes of control that are not approved by our Board of Directors. In particular, our certificate of incorporation includes provisions for a classified Board of Directors, authorizes the Board of Directors to issue preferred stock without stockholder approval, prohibit cumulative voting in director elections and prohibit stockholders from taking action by written consent. Further, our bylaws include provisions that prohibit stockholders from calling special meetings and require advance notice for stockholder proposals or nomination of directors. In addition, we have adopted a stockholder rights plan such that, if a person or group acquires beneficial ownership of 15 percent or more of our common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the company’s common stock, our stockholder rights plan provides for rights to be distributed as a dividend to certain of our stockholders of record. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prevents a person who becomes the owner of 15% or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. These provisions could have the effect of delaying or preventing changes in control or management.

Risk Related to the Restatement of Our Prior Financial Results.

The Special Committee review, the restatement of our consolidated financial statements, the SEC inquiry and related events could have a material adverse effect on us. In May 2006, we received a letter of informal inquiry from the SEC requesting documents related to our stock option grants and stock option practices. In June 2006, our Board of Directors appointed a Special Committee of three independent directors to conduct a review into past stock option grants and practices. In October 2006, the Special Committee concluded that the measurement dates for financial accounting purposes for a number of stock option grants differed from the recorded grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual measurement dates, we recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. Accordingly, management concluded that our previously issued financial statements should no longer be relied upon.

As a result of the Special Committee’s review, as well as management’s review of our historical financial statements, we have restated our financial results for fiscal years ended June 30, 1999 through 2005, including each of the quarters in fiscal year 2005.

As a result of the events described above, we have become subject to the following significant risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to the SEC and US Attorney inquiries regarding our historic and current stock option grants and practices, which have required significant management time and attention, caused us to incur significant accounting and legal expense and could require us to pay fines or other penalties.

On May 19, 2006, we received a notice of informal inquiry from the Securities and Exchange Commission regarding our historic and current stock option grants and stock option practices. While we are fully cooperating with the SEC and intend to continue to do so, we are unable to predict what consequences, if any, the SEC inquiry may have on us. Nevertheless, response to the inquiry could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to administrative orders. The resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements or require that we take other actions.

On July 5, 2006, we announced that we had received subpoenas from the United States Attorney for the Eastern District of New York and the Northern District of California, each requesting documents relating to stock option grants. Responsibility for this inquiry between the districts was subsequently assigned to the Northern District of California. The inquiry remains ongoing and we are fully cooperating with the US Attorney. We cannot predict when this inquiry will conclude or its eventual outcome and there is no assurance that other regulatory inquiries will not be commenced against us. The adverse resolution of any inquiry into our stock option practices could have a material adverse effect on our business, financial condition and reputation.

We have also incurred expenses relating to legal, accounting, tax and other professional services in connection with these matters and expect to continue to incur significant expenses in the future, which may adversely affect our results of operations and cash flows.

Our senior management team and our Board of Directors have devoted a significant amount of time on matters relating to the continuing SEC inquiry, the restatement, our outstanding periodic reports, remedial efforts and related litigation. If our senior management is unable to devote a significant amount of time in the future developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

We face litigation risks relating to our past practices with respect to equity incentives that could have a material adverse effect on the Company.

Several shareholder derivative lawsuits have been filed against our directors, officers, certain former directors and officers, and us as a nominal defendant relating to our past stock option grants and practices. See Part I, Item 3, and “Legal Proceedings” for a more detailed description of these proceedings. Additionally, in the future, we may be the subject of additional private or government actions. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expense and the continued diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. These lawsuits are in the preliminary stages, and an unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of these lawsuits may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers and directors, we are required to indemnify, and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

If we fail to deliver periodic reports to the trustee under the indenture governing our 2  3/4% convertible subordinated notes due September 2008, we could be deemed to be in default, which could result in acceleration of the notes.

On September 23, 2003, we issued $150 million of 2 3/4% convertible subordinated notes due September 2008. On November 20, 2006, we received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-Q for the period ended September 30, 2006. The notice states that failure to correct within sixty (60) days from the receipt of the notice will result in an event of default. If we are unable to file with the trustee our Form 10-Q within the cure period, the trustee or holders of at least 25% in aggregate principal amount of the outstanding notes could elect to accelerate our obligations under the notes and declare the entire principal amount and all accrued and unpaid interest thereon to be immediately due and payable. There can be no assurance that we will file the Form 10-Q with the trustee within the requisite cure period, that a challenge by the Company to acceleration would prevail or that we would not incur substantial costs in pursuing such a challenge.

The acceleration of our debt obligations, along with any fines or payments in connection with the SEC investigation, the pending stockholder litigation and the costs of becoming current with our periodic reports could adversely affect our cash and cash flow from operations. If these expenses are of such significance that we are unable to meet our cash requirement, there can be no assurance that we will be able to obtain alternative funding on commercially reasonable terms, or at all. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse results of operations or to fund capital expenditures or increased working capital requirements would be significantly reduced.

As well, the notes are convertible into shares of our common stock at the option of the holder at any time on or prior to the business day prior to maturity. The notes are currently convertible at a conversion price of $18.396 per share and each holder may require us to purchase all or a portion of such holder’s notes upon the occurrence of specified change in control events. We may not have enough cash or cash resources to repay the notes in cash on a change in control or at maturity. In any event, the repurchase of our notes with shares of our common stock or the conversion of the notes into shares of our common stock may result in dilution of our earnings per share.

Because of the delayed filing of our periodic reports, we face delisting from NASDAQ which would adversely affect the trading price of our common stock.

As a result of the restatement and the delayed filing of our periodic reports with the SEC, on November 17 2006, we received a NASDAQ staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) due to our failure to timely file our Form 10-Q for the period ended September 30, 2006, and that our securities are, therefore, subject to delisting from the NASDAQ Global Select Market. We previously received and announced a Nasdaq staff determination letter with respect to our failure to timely file this Form 10-K for the fiscal year ended June 30, 2006. We requested and subsequently attended a hearing before the NASDAQ Listing Qualifications Panel on November 16, 2006 to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. The filing of this Annual Report on Form 10-K is part of that plan of compliance. Both Nasdaq delisting actions have been automatically stayed pending the Nasdaq Panel’s decision, and the Company’s stock will continue to be listed on the Nasdaq Global Select Market until the Panel issues its decision and during any extension that is allowed by the Panel. If the Nasdaq Panel does not grant our request for an extension and continued listing, the extension is not for the duration we requested, or we are unable to fulfill the plan to regain compliance or otherwise meet or maintain compliance with all of the NASDAQ listing requirements, our securities will be delisted from the NASDAQ Global Select Market. If we are delisted, we may apply for listing on another exchange, however, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the NASDAQ Global Select Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we lease approximately 192,000 square feet in adjacent buildings under sublease agreements that terminate on June 29, 2013, with a one time option to terminate one or both of the agreements on July 30, 2009. We also have other facility leases in other locations in the United States and throughout the world, including our former headquarters which comprises approximately 283,000 square feet and which is currently vacant until January 2007, under a sublease that expires in April 2013. The future lease payments, net of sublease income, for our former headquarters is included in accrued restructuring costs on our consolidated balance sheet.

Item 3.    Legal Proceedings.

Shareholder derivative lawsuits.

On May 16, 2006, a report published by the Center for Financial Research and Analysis (“CFRA”) identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, we announced that we had received a letter of informal inquiry from the Securities Exchange Commission requesting documents related to our stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal court, purportedly on behalf of the Company, against various of the Company’s current and former directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants.

The state court actions, which are pending in the Superior Court for the County of San Mateo are captioned:

Hertz v. Black et al., Case No. CIV 455265

Smith v. Black et al., Case No. 455266

Busse v. Puckett et al., Case No. CIV 456226

On September 5, 2006, the state court consolidated the three actions pending before it and appointed a lead plaintiff and lead counsel. On August 21, 2006, the defendants filed a motion to stay the state court actions pending resolution of the federal actions. That motion is scheduled for December 4, 2006. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The consolidated state court action is in its very early stages.

The federal court actions, which are pending in the United States District Court for the Northern District of California, are captioned:

Hacker v. Peterschmidt et al., Civ. No. 3:06-cv-03468-SI;

Bowie v. Black et al., Civ. No. 3:2006-cv-04479-WHA;

Sherupski v. Puckett et al., Civ. No. 3:06-cv-04524-WHA;

Koning v. Puckett et al., Civ. No. 3:06-cv-04509-MJJ.

On October 11, 2006, the district court entered an order consolidating the four actions pending before it and appointed lead plaintiffs and lead counsel. The consolidated federal court action is in its very early stages.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement requires approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and the Company is awaiting a ruling. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of June 30, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol OPWV. Prior to July 1, 2006, this market was called the Nasdaq National Market. As a result of the delayed filing of our periodic reports with the SEC, on November 17 2006, we received a NASDAQ staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) due to our failure to timely file our Form 10-Q for the period ended September 30, 2006, and that our securities are, therefore, subject to delisting from the NASDAQ Global Select Market. We previously received a NASDAQ staff determination letter with respect to our failure to timely file this Form 10-K for the fiscal year ended June 30, 2006. On November 16, 2006, we appeared at a hearing before the NASDAQ Listing Qualifications Panel to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. Both Nasdaq delisting actions have been automatically stayed pending the Nasdaq Panel’s decision, and the Company’s stock will continue to be listed on the Nasdaq Global Select Market until the Panel issues its decision and during any extension that is allowed by the Panel.

The following table sets forth the high and low closing sales prices for our common stock as reported for each period indicated:

Stock price by quarter	High	Low
Fiscal year ended June 30, 2006:
First quarter	$19.67	$16.18
Second quarter	$17.95	$15.29
Third quarter	$22.48	$17.62
Fourth quarter	$22.59	$11.02
Fiscal year ended June 30, 2005:
First quarter	$12.75	$7.69
Second quarter	$16.30	$8.90
Third quarter	$15.68	$11.11
Fourth quarter	$18.18	$11.43

As of November 7, 2006 there were 599 holders of record of our common stock. We have not paid any dividends and currently intend to retain future earnings for reinvestment in our business or the repurchase of outstanding shares of our common stock. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The information presented in the following tables has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I of this Form 10-K and in Note 3 “Restatement and Reclassification of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data for fiscal years ended June 30, 2006, 2005, 2004, 2003 and 2002 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2006	2005	2004	2003	2002
		Restated[1]	Restated[1]	Restated[2]	Restated[2]
Selected Consolidated Statements of Operations Data:
Total revenues	$412,010	$383,635	$290,791	$267,955	$364,832
Total cost of revenues	129,897	120,027	81,081	78,311	120,161
Gross profit	282,113	263,608	209,710	189,644	244,671
Total operating expenses	281,741	318,156	230,813	393,001	1,525,062
Operating income (loss)	372	(54,548)	(21,103)	(203,357)	(1,280,391)
Income (loss) before cumulative effect of a change in accounting principle	5,236	(62,774)	(30,454)	(212,729)	(1,292,410)
Cumulative effect of a change in accounting
principle	—	—	—	(14,547)	—
Net income (loss)	$5,236	$(62,774)	$(30,454)	$(227,276)	$(1,292,410)
Basic and diluted net income (loss) per share:
Before cumulative effect of a change in accounting principle	$0.06	$(0.94)	$(0.49)	$(3.59)	$(22.39)
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.25)	$—
Basic and diluted net income (loss) per share	$0.06	$(0.94)	$(0.49)	$(3.83)	$(22.39)

	As of June 30,
	2006	2005	2004	2003	2002
		Restated[1]	Restated[1]	Restated[1]	Restated[1]
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$431,851	$236,555	$269,771	$172,684	$214,199
Long-term investments and restricted cash and investments	81,140	50,202	72,047	61,466	102,311
Total assets	918,589	543,574	476,508	367,451	530,712
Convertible subordinated debt, net	148,494	147,367	146,542	—	—
Total stockholders’ equity	$538,353	$153,911	$170,606	$179,899	$390,517

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

[2]	The selected financial data for fiscal years 2003 and 2002 have been restated to reflect adjustments described in the “Explanatory Note” immediately preceding Part I of this Form 10-K. As a result of the adjustments, the Company increased previously reported net loss by $10.3 million and $31.7 million for the fiscal years ended June 30, 2003 and 2002, respectively as follows:

	Fiscal Year Ended June 30, 2003			Fiscal Year Ended June 30, 2002
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Total revenues	$267,955	$—	$267,955	$364,832	$—	$364,832
Total cost of revenues	77,777	534	78,311	117,038	3,123	120,161
Gross profit	190,178	(534)	189,644	247,794	(3,123)	244,671
Total operating expenses	383,217	9,784	393,001	1,496,533	28,529	1,525,062
Operating loss	(193,039)	(10,318)	(203,357)	(1,248,739)	(31,652)	(1,280,391)
Loss before cumulative effect of a change in accounting principle	(202,411)	(10,318)	(212,729)	(1,260,758)	(31,652)	(1,292,410)
Cumulative effect of a change in accounting principle	(14,547)	—	(14,547)	—	—	—
Net loss	$(216,958)	$(10,318)	$(227,276)	$(1,260,758)	$(31,652)	$(1,292,410)
Basic and diluted net loss per share:
Before cumulative effect of a change in accounting principle	$(3.41)	$(0.17)	$(3.59)	$(21.84)	$(0.55)	$(22.39)
Cumulative effect of a change in accounting principle	$(0.25)	$—	$(0.25)	$—	$—	$—
Basic and diluted net loss per share	$(3.66)	$(0.17)	$(3.83)	$(21.84)	$(0.55)	$(22.39)

The following table sets forth pro forma expense under the disclosure requirements of FASB’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation “ for fiscal years ended June 30, 2005, 2004, 2003, 2002, 2001 and 2000 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2005	2004	2003	2002	2001	2000
	Restated[3]	Restated[3]	Restated[3]	Restated[3]	Restated[3]	Restated[3]
Net loss	$(62,774)	$(30,454)	$(227,276)	$(1,292,410)	$(825,408)	$(291,326)
Add: Stock-based compensation included in net loss, zero tax effect	5,780	3,706	13,999	46,518	146,385	13,253
Deduct: Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(26,936)	(54,047)	(132,737)	(271,580)	(503,420)	(114,602)

Pro-forma net loss	$(83,930)	$(80,795)	$(346,014)	$(1,517,472)	$(1,182,443)	$(392,675)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.94)	$(0.49)	$(3.83)	$(22.39)	$(14.97)	$(6.25)
Pro forma	$(1.26)	$(1.30)	$(5.83)	$(26.29)	$(21.44)	$(8.42)

[3]	The selected financial data for fiscal years 2000 through 2005 have been revised to reflect adjustments related to the restatement described in the “Explanatory Note” immediately preceding Part I of this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed in the Risk Factor section contained above in Item 1A. The information below has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the “Explanatory Note” immediately preceding Part I of this Form 10-K and Note 3 in the Notes to the Consolidated Financial Statements.

Our total revenues increased by $28.4 million, or 7%, from $383.6 million for the fiscal year ended June 30, 2005, to $412.0 million for the fiscal year ended June 30, 2006. The increase in revenues primarily relates to an increase in content product group revenues of $15.8 million upon our acquisition of Musiwave in January 2006, as well as an increase in our client product group revenues of $10.8 million in fiscal 2006 from fiscal 2005.

Our total operating expenses decreased by $36.4 million, or 11%, from $318.2 million for the fiscal year ended June 30, 2005, to $281.7 million for the fiscal year ended June 30, 2006. The decrease in our operating expenses was primarily due to a decrease of $65.9 million in restructuring and related costs associated primarily with the relocation of our headquarters during fiscal 2005, as well as sales of technology and other assets which resulted in a gain of $11.3 million during fiscal year 2006. Partially offsetting this reduction was a $32.3 million increase in stock-based compensation recorded in operating expenses, which was impacted by the adoption of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123R. “Share-Based Payment” (“FAS 123R”) as of fiscal year 2006.

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

One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. As of the quarter ended December 31, 2005, we revised our policy regarding the determination factor for recognition of previously deferred revenue for arrangements initially deemed not probable for collection. Prior to the quarter ended December 31, 2005, we continued to defer revenue recognition on arrangements originally deemed not probable for collection until the receipt of cash from that arrangement. As of the quarter ended December 31, 2005, we revised our policy such that revenue on arrangements previously deemed not probable for collection which are subsequently deemed probable for collection is recognized in the period of the change in the assessment of collectibility, rather than upon receipt of cash, provided all other revenue recognition criteria have been satisfied. This change in policy did not have a material impact for the fiscal year ended June 30, 2006.

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

For contracts accounted for under SOP No. 81-1, we believe we are able to reasonably estimate, track, and project the status of completion of a project, and therefore use the percentage of completion method as our primary method for recognizing revenue. We also consider customer acceptance our criteria for substantial completion. Use of estimates requires management to make judgments to estimate the progress to completion (see Risk Factors). Certain contracts contain refundability and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and considers the customer’s assessment, if communicated.

In certain arrangements that require SOP 81-1 contract accounting, we sell maintenance and support for which there is no Vendor Specific Objective Evidence (“VSOE”) of fair value. In such arrangements, we apply the completed contract method, recognizing all arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element.

Certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the total number of subscribers committed to by the customer under the license agreement. Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers. In these cases, we defer revenue equal to the VSOE of fair value of maintenance and support of the total commitment for the estimated life of the software. This additional deferral of maintenance and support revenue results in a smaller amount of residual license revenues to be recognized upon delivery.

In multiple element arrangements where we do not have VSOE of fair value for either professional services or maintenance and support, or both, we classify revenue in our consolidated statement of operations based on derived fair value. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis and revenue derived is recognized ratably in the respective revenue classifications. Specifically, we classify revenue first to either professional services or maintenance and support based on these respective element’s derived fair value and then the residual arrangement fee is classified as license revenue. Derived fair value for professional services or maintenance and support is considered to be the respective median rate determined in our analysis of separately sold professional services and maintenance and support in the applicable geographical region. This derived fair value for professional services or maintenance and support is then multiplied by the unit measure in the arrangement and the revenue is classified accordingly. The derived professional services revenue and maintenance and support revenue and any residual license revenue is recognized ratably over the longer of the maintenance and support period or professional support delivery period commencing when there is only one remaining undelivered element without VSOE of fair value.

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

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size and aging of the accounts receivable portfolio, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer is specifically identified as uncollectible, the customer receivable is reduced by the customer’s deferred revenue balance resulting in the net specific reserve, and we discontinue recognition of revenue from that customer until and to the extent cash is received from the customer. In addition, we maintain a general reserve for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of June 30, 2006, the accounts receivable balance was $152.5 million, net of the allowance for doubtful accounts of $6.4 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable was 4%, 5% and 7% in fiscal years 2006, 2005 and 2004, respectively. Based on our results for fiscal year 2006, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $1.6 million.

Impairment Assessments

(a) Goodwill and intangible assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, a decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. On July 1, 2002, the Company adopted FAS 142. Prior to the adoption of FAS 142, goodwill and the identified intangible assets were amortized on a straight-line basis over three to five years. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. We have no intangible assets with indefinite useful lives. Goodwill is tested for impairment in the Company’s fiscal third quarter. FAS 142 also requires that we amortize other intangible assets over their respective finite lives up to their estimated residual values.

With the adoption of FAS 142, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under FAS 142. While goodwill is tested for impairment in our fiscal third quarter, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the fiscal years ended June 30, 2006, 2005 and 2004 there were no impairments to goodwill.

(b) Strategic investments

We perform an impairment assessment of our strategic equity investments on a quarterly basis. In performing the impairment assessment, we consider the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financing or similar transactions, the business’ current solvency, and its access to future capital. In the fiscal year ended June 30, 2006, we recorded an impairment charge when a privately held company in which we have a minority interest, entered into a definitive agreement for sale in November 2006. This impairment charge is recorded within impairment of non-marketable equity securities in our consolidated statements of operations. During the fiscal years ended June 30, 2005 and 2004 there were no impairments to our strategic investments. As of June 30, 2006, the remaining book value of our investments in non-marketable equity securities was approximately $1.4 million and was recorded within deposits and other assets in our consolidated balance sheets.

Stock-based Compensation

Effective July 1, 2005, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate of volatility ten percentage points higher would have resulted in a $3.3 million increase in the fair value of options granted during the fiscal year ended June 30, 2006. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of FAS 123R would have resulted in a change of $0.3 million in stock-based compensation expense for the fiscal year ended June 30, 2006. Our estimate of expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact the fair value of our options granted in the future.

In connection with our restatement of stock-based compensation for periods prior to fiscal 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See the “Explanatory Note” immediately preceding Item 1 of this Form 10-K for further information.

Restructuring-related Assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). Upon the actual execution of a sublease associated with a building in our fiscal year 2003 Q1 and fiscal year 2005 restructurings during the fourth quarter of fiscal year 2006, it was determined that the actual sublease income was higher than estimated by $3.7 million. To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. The actual severance and employment-related charges incurred during fiscal year 2004 for all restructuring plans were higher than our initial estimates by $0.3 million.

Summary of Operating Results for Fiscal Years ended June 30, 2006, 2005 and 2004

Revenues

We generate five different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; project/systems revenues are derived from a porting services project in fiscal year 2004 and systems revenues which are comprised of packaged solution elements which may include our software licenses, professional services, third party software and hardware; and content revenues which are derived from downloaded music and entertainment content.

Our total revenues increased by $28.4 million, or 7%, from $383.6 million for the fiscal year ended June 30, 2005, to $412.0 million for the fiscal year ended June 30, 2006. The increase in revenues primarily relates to an increase in our content product group revenues of $15.8 million from our acquisition of Musiwave in January 2006, as well as an increase in our client product group revenues of $10.8 million in fiscal 2006 from fiscal 2005.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the years ended June 30, 2006, 2005 and 2004 include Sprint Nextel. No other customers accounted for 10% or more of total revenues for the fiscal years ended June 30, 2006, 2005 and 2004.

	% of Total Revenue for Fiscal Year ended June 30,
	2006	2005	2004
Customer:
Sprint/Nextel	20%	25%	16%

Sprint and Nextel completed their merger in August 2005, creating Sprint Nextel. As such, Sprint Nextel contributed approximately 20% of our revenues in fiscal year 2006, creating a concentration of risk. Any change in our business relationship with Sprint Nextel could have an adverse impact on our financial results and stock price.

The following table presents the key revenue information for the fiscal years ended June 30, 2006, 2005 and 2004, respectively (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2006 from FY 2005	Percent Change FY 2005 from FY 2004
	2006	2005	2004
Revenues:
License	$194,611	$175,565	$145,668	11%	21%
Maintenance and support	93,821	93,295	84,163	1%	11%
Services	93,833	75,422	47,015	24%	60%
Project/Systems	13,967	39,353	13,945	-65%	182%
Content	15,778	—	—	—	—

Total revenues	$412,010	$383,635	$290,791	7%	32%

Percent of revenues:
License	47%	46%	50%
Maintenance and support	23%	24%	29%
Services	23%	20%	16%
Project/Systems	3%	10%	5%
Content	4%	—	—

Total revenues	100%	100%	100%

License Revenues

License revenues increased by $19.0 million, or 11%, during fiscal year 2006 as compared to fiscal year 2005. The overall increase in fiscal year 2006 as compared to fiscal year 2005 was primarily attributed to two large deals signed during the third quarter of fiscal year 2006, which contained site licenses for our client products and generated recognized license fees totaling $25.6 million during the third quarter. License revenues for site licenses are recognized in the quarter the license is signed and no future license revenue will result from additional shipments or use of the product under site license.

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

Maintenance and Support Revenues

Maintenance and support revenues remained relatively flat during fiscal year 2006, increasing by $0.5 million, or 1%.

During fiscal year 2005, maintenance and support revenues increased $9.1 million, or 11%, compared to the prior fiscal year due to the growth of our customers’ subscriber base and our ability to maintain contractual renewal rates of existing customer agreements.

Services Revenues

Services revenue increased $18.4 million, or 24%, during fiscal year 2006 as compared to fiscal year 2005. The increase was primarily attributable to a shift in the nature of service engagements, from projects/systems deals in fiscal year 2005 to services in fiscal year 2006. See the corresponding decrease in project/systems revenues discussed below.

Services revenue increased $28.4 million, or 60%, for fiscal year 2005 as compared to fiscal year 2004. This increase was a result of the increase in services requested due to our expansion of client-based product offerings, and an increase in requests to build unique offerings based on our products. In addition, we experienced an increase in services provided for product upgrades of our existing technology, primarily MAG 6.0 and Email Mx 6.0, and other value-added services to our customers.

Project/Systems Revenues

Project/systems revenues represent revenues which were comprised of managed services, software and systems solutions which may include our software licenses, our professional services, and third-party software and hardware.

Project/Systems revenue decreased by $25.4 million, or 65%, during fiscal year 2006 as compared to fiscal year 2005. This was due to a large project with Sprint Nextel (formerly Nextel) which concluded at the end of fiscal year 2005 and yielded $18.2 million in projects/systems revenue in fiscal year 2005. Additionally, a large project with Sprint Nextel (formerly Sprint) concluded in fiscal year 2006, which yielded $20.2 million in projects/systems revenue in fiscal year 2005 compared to $7.1 million in fiscal year 2006.

Project/systems revenue increased $25.4 million, or 182%, during fiscal year 2005 as compared with fiscal year 2004, primarily as a result of a project/systems deal entered into with Sprint Nextel (formerly Sprint) in the second quarter of fiscal year 2005.

Content Revenues

Content revenues increased during the fiscal year ended June 30, 2006 due to the acquisition of Musiwave in January 2006. Musiwave provides downloadable music and other entertainment, which comprised the $15.8 million of content revenue in the fiscal year ended June 30, 2006. Content revenues are associated with the variable amounts charged to customers for downloads of Musiwave products, as well as implementation services and customer support related to content products.

Other Key Revenue and Operating Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the fiscal years ended June 30, 2006, 2005 and 2004 were as follows (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2006 from FY 2005	Percent Change FY 2005 from FY 2004
	2006	2005	2004
Disaggregated revenues:
Server	$296,336	$294,518	$237,681	1%	24%
Client	99,896	89,117	53,110	12%	68%
Content	15,778	—	—	—	—

Total revenues	$412,010	$383,635	$290,791	7%	32%

Percent of revenues:
Server	72%	77%	82%
Client	24%	23%	18%
Content	4%	—	—

Total revenues	100%	100%	100%

Other key operating metrics include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. Bookings in the three months ended June 30, 2006 were approximately $120 million, an 8% decrease from bookings of approximately $130 million in the three months ended June 30, 2005. For the year ended June 30, 2006, bookings were approximately $466 million, up 13% or $54 million from approximately $412 million for the year ended June 30, 2005. These bookings resulted in a backlog of approximately $260 million as of June 30, 2006, up 32% from $197 million as of June 30, 2005. Bookings related to royalty or usage arrangements are recognized when reported and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 months, and are subject to our revenue recognition policy as described under Critical Accounting Policies.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the fiscal years ended June 30, 2006, 2005, and 2004, respectively (in thousands):

	Year ended June 30,			Percent Change FY 2006 from FY 2005	Percent Change FY 2005 from FY 2004
	2006	2005	2004
		Restated[1]	Restated[1]	Restated[1]	Restated[1]
Cost of Revenues:
License	$13,261	$8,972	$7,783	48%	15%
Maintenance and Support	30,399	31,887	24,596	-5%	30%
Services	70,206	55,580	38,823	26%	43%
Project/Systems	7,128	23,588	9,879	-70%	139%
Content	8,903	—	—	—	—

Total cost of revenues	$129,897	$120,027	$81,081	8%	48%

Cost as a percent of related revenues:
License	7%	5%	5%
Maintenance and support	32%	34%	29%
Services	75%	74%	83%
Project/Systems	51%	60%	71%
Content	56%	—	—
Gross margin per related revenue:
License	93%	95%	95%
Maintenance and Support	68%	66%	71%
Services	25%	26%	17%
Project/Systems	49%	40%	29%
Content	44%	—	—

Total gross margin	68%	69%	72%

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Cost of license revenues during fiscal year 2006 increased by $4.3 million, or 48%, as compared to fiscal year 2005. This increase was attributable to an increase in royalties in connection with the increase in license revenue during the same period. In addition, the percentage of royalty expenses for license revenue increased slightly due to the change in the product mix of licenses sold.

Cost of license revenues during fiscal year 2005 as compared to fiscal year 2004 increased by $1.2 million, or 15%. The increase is attributable to the $2.9 million increase in amortization of intangibles as a result of our two acquisitions in fiscal year 2005, offset by a $1.7 million decrease in royalty costs primarily due to royalty cost of $1.3 million in fiscal year 2004 associated with a sale of anti-spam and anti-virus products.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support revenues remained relatively consistent during fiscal year 2006, decreasing by $1.5 million, or 5%, as compared to fiscal year 2005. This decrease was the result of a reduction of $2.4 million in labor expense based upon a headcount reduction of 29 in this group from the prior year. This decrease was partially offset by a $1.4 million increase in stock based compensation related to the adoption of FAS 123R in fiscal year 2006 (see Note 2 to the consolidated financial statements).

The $7.3 million increase in maintenance and support costs during fiscal year 2005 as compared to fiscal year 2004 was primarily due to an increase in headcount, from 145 employees in the maintenance and support departments at June 30, 2004, to 171 at June 30, 2005. Due to the investments in additional personnel in fiscal year 2005, our gross margins in maintenance and support declined in fiscal year 2005 compared to the prior year.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchase for resale and related overhead.

Services costs increased by $14.6 million, or 26%, in fiscal year 2006 as compared to the prior fiscal year. This increase is consistent with the $18.4 million increase in services revenue discussed above. Gross margin for services in fiscal year 2006 decreased by 1% to 25% from the prior fiscal year. This decrease in our services gross margin during fiscal 2006 is due to the adoption of FAS 123R and the resulting $1.5 million stock-based compensation expense recorded in costs of services related to stock option grants.

Services costs increased by $16.8 million, or 43%, in fiscal year 2005 as compared to the prior fiscal year. This increase is a result of the increased resources needed to support the 60% increase in professional services revenues discussed above. In fiscal year 2005, we experienced an improvement in the gross margins related to services, to 26% during fiscal year 2005, compared to 17% in fiscal year 2004. This change reflects realization of higher utilization rates achieved in fiscal year 2005 compared to fiscal year 2004, as we have improved our deployment processes.

Cost of Projects/Systems Revenues

Cost of projects/systems revenues decreased by $16.5 million, or 70%, during fiscal year 2006 as compared to the prior fiscal year. This decrease was a result of a large project with Sprint Nextel (formerly Nextel) which concluded at the end of fiscal year 2005 and a large project with Sprint Nextel (formerly Sprint) which concluded in fiscal year 2006, as discussed under projects/systems revenues above. Our gross margin related to project/systems revenues was 49% during fiscal year 2006, compared to 40% in fiscal year 2005 due to the lower mix of hardware in fiscal 2006 compared to the prior year.

Cost of project/systems revenues increased by $13.7 million, or 139%, during fiscal year 2005 as compared to the prior fiscal year. The increase in fiscal year 2005 was due to dedication of greater resources to project/systems arrangements in fiscal 2005 as compared to 2004, since the cost of project/systems revenues during fiscal year 2005 was attributable to three systems arrangements, whereas in fiscal year 2004, such costs were related to only two customers, including a porting service arrangement which was nearing completion during the later half of fiscal 2004.

The fiscal year 2005 gross margin increased to 40% from 29% in fiscal year 2004. The increase was primarily due to the Sprint Nextel (formerly Nextel) project in fiscal 2004 that generated $5.0 million in project/systems revenue recognized under the proportional performance method, initially assuming a zero profit margin as we could not reasonably determine the fair value of an undelivered element in the contract at June 30, 2004. During the first quarter of fiscal year 2005, we determined we had fair value of all remaining undelivered elements and thus were able to recognize the revenue in fiscal year 2005 yielding an average margin of 40%.

Cost of Content Revenues

Cost of content revenues consists primarily of royalties associated with customer downloads of Musiwave products, as well as the cost of implementation services and customer support associated with content products. Prior to the acquisition of Musiwave in January 2006 we did not incur any cost of content revenues.

Operating Expenses

Our total operating expenses decreased by $36.4 million, or 11%, from $318.2 million for the fiscal year ended June 30, 2005, to $281.7 million for the fiscal year ended June 30, 2006. The primary decrease in our operating expenses was a $65.9 million decrease in restructuring and related costs associated in large part with the relocation of our headquarters during fiscal 2005. Partially offsetting this reduction was a $32.3 million increase in stock-based compensation recorded in operating expenses, which was impacted by the adoption of FAS 123R in fiscal year 2006.

During fiscal year 2005, operating costs increased by $87.3 million, or 38%, from fiscal year 2004. The increase was primarily due to the $68.1 million increase in restructuring and related expense in 2005, as well as increases in general and administrative and other expenses as discussed below.

The following table represents operating expenses for the three fiscal years ended June 30, 2006, 2005 and 2004, respectively (in thousands):

	Fiscal Year ended June 30,
	2006	Percent Increase (Decrease)	2005	Percent Increase (Decrease)	2004
			Restated[1]	Restated[1]	Restated[1]
Research and development	$88,083	-8%	95,878	1%	94,535
Sales and marketing	122,966	24%	99,390	1%	98,402
General and administrative	71,311	44%	49,540	41%	35,181
Restructuring and other costs	4,623	-93%	70,560	2808%	2,426
Amortization of intangible assets	6,107	119%	2,788	936%	269
Gain on sale of technology and other	(11,349)	100%	—	—	—

Total operating expenses	$281,741	-11%	$318,156	38%	$230,813

Percent of revenues
Research and development	21%		25%		33%
Sales and marketing	30%		26%		34%
General and administrative	17%		13%		12%

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development. We believe that investments in research and development, including recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. While we continue to focus our attention on research and development, we undertook initiatives during our restructuring efforts to redistribute some of our research and development work offshore as well as to increase our use of outside consultants.

During fiscal year 2006, research and development costs decreased $7.8 million, compared to the prior year. This decrease can be primarily attributed to the implementation of the FY06 restructuring plan in the first quarter of fiscal year 2006 which consolidated certain engineering sites and reduced headcount and resulted in an overall decrease of $12.7 million in labor expense and employee and facility related allocation costs. This savings was partially offset by the adoption of FAS 123R in fiscal year 2006, which resulted in an increase in stock based compensation expense of $4.9 million compared to the same period in the prior year.

During fiscal year 2005, research and development costs increased $1.3 million, compared to the prior year. The increase was primarily attributable to an increase in labor expense for employees and contingent workers totaling $4.0 million, which included $1.9 million in bonus expense in connection with the fiscal year 2005 corporate bonus plan and due to the expansion of our overseas development centers. The increase in labor expense was partially offset by a decrease of $1.9 million in depreciation during fiscal year 2005 compared to fiscal year 2004 and $0.4 million net decrease in other expenses including allocated overhead.

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

Sales and marketing expenses increased by $23.5 million during fiscal year 2006 as compared with fiscal year 2005. This increase was primarily attributable to the adoption of FAS 123R in fiscal year 2006, which resulted in an increase in stock based compensation expense of $17.5 million from the prior fiscal year. Additionally, employee and allocation related expenses increased by $6.2 million over the prior year as a result of headcount in this group comprising 22% of the Company’s total headcount in fiscal 2006 versus 21% in fiscal 2005.

Sales and marketing expenses remained relatively constant, increasing by $1.0 million during fiscal year 2005 as compared with fiscal year 2004.

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

General and administrative expenses increased by approximately $21.8 million in fiscal year 2006 as compared to fiscal year 2005. The majority of the increase related to the adoption of FAS 123R in fiscal year 2006, resulting in an increase of $9.9 million in stock based compensation expense over the prior year period. Additionally, an increase in labor expense of $9.3 million over the prior year occurred due to the increase in department headcount of approximately 18 over the prior year which was partially attributable to the Musiwave acquisition. There was also an increase of $2.9 million in consulting costs to outside firms as a result of increased Sarbanes-Oxley compliance review costs and general consulting costs. These increases were partially offset by a decrease of $0.9 million in depreciation expense as certain assets became fully depreciated during the period.

General and administrative expenses increased by approximately $14.3 million in fiscal year 2005 as compared to fiscal year 2004. The majority of the increase related to an increase in personnel-related expense of $9.7 million during fiscal year 2005 due to increased average headcount and average pay per employee in this department of 7% and 18%, respectively, resulting from the additional resources allocated to billing and analysis of higher revenues in the same period. Bad debt expense also increased during fiscal year 2005 by $3.3 million, from $(1.3) million in fiscal year 2004 to a positive $2.0 million in fiscal year 2005 as a result of an 80% increase in gross accounts receivable due to the 60% increase in bookings during the fourth quarter of fiscal year 2005 compared to the same period in the prior year. Additionally, professional fees increased by $2.5 million during fiscal year 2005 as compared to fiscal year 2004 due to increased Sarbanes-Oxley compliance costs. These increases were offset by a reduction in equipment and depreciation costs of $2.6 million during fiscal year 2005 due to our efforts to reduce costs and expenditures over the last several years, which has resulted in new capital equipment purchases not keeping pace with the rate at which existing fixed assets have become fully depreciated.

Restructuring and Other Costs

Restructuring and other costs decreased by $65.9 million in fiscal year 2006 as compared to fiscal year 2005. Restructuring expense during fiscal year 2005 included a $54.7 million charge for a restructuring that was announced during the third quarter, as well as $15.6 million in accelerated depreciation related to the revision in useful lives of leasehold improvements and furniture. Fiscal year 2006 restructuring and other costs included an $8.3 million charge related to a restructuring that was announced during the first quarter. In addition, there was a $2.1 million net reduction in restructuring expense during the second quarter of fiscal year 2006, partially offset by the $1.0 million charge associated with an immaterial error discovered during the same quarter. During the fourth quarter of fiscal year 2006, a change in estimate related to the sublease of restructured property resulted in a net reduction in the restructuring liability of approximately $3.0 million. Additionally, during fiscal year 2006 a $0.4 million charge for accelerated depreciation of fixed assets was recorded.

Restructuring and other costs increased by $68.1 million during fiscal year 2005 when compared to fiscal year 2004. The majority of this increase can be attributed to the $54.7 million restructuring plan that was announced during the third quarter of fiscal year 2005.

Amortization and Impairment of Goodwill and Intangible Assets

Amortization of intangible assets for the fiscal years ended June 30, 2006, 2005 and 2004 was (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
Amortization of developed and core technology (a)	$6,042	$5,389	$1,575
Amortization of customer contracts—licenses (a)	24	621	1,488
Amortization of customer contracts—support (b)	84	76	—
Amortization of content (c)	320	—	—
Amortization of customer relationships (d)	4,670	2,743	269
Amortization of internal use software and other (d)	1,437	45	—

Total amortization of intangible assets	$12,577	$8,874	$3,332

(a)	Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our consolidated statements of operations. The increase in fiscal year 2006 from the prior year is due to the inclusion of a full year of amortization expense related to the Magic4 and Cilys acquisitions. The increase in amortization in fiscal year 2005 reflects the increase due to the acquisitions of Magic4 and Cilys during the fiscal year.
(b)	Amortization of customer contracts for support is included in Cost of Revenues—Maintenance and Support. The increase in fiscal year 2006 from the prior year is due to the inclusion of a full year of amortization expense related to the Magic4 acquisition. The increase in amortization in fiscal year 2005 reflects the increase due to the acquisition of Magic4 on July 30, 2004.
(c)	Amortization of content was added during fiscal year 2006 due to the acquisition of Musiwave and is included in cost of content.
(d)	Amortization of acquired customer relationships, internal use software and other is included in operating expenses. The increase in amortization for fiscal year 2006 is due to the acquisition of Musiwave during the fiscal year and the inclusion of a full year of amortization expense related to the Magic4 and Cilys acquisitions. The increase in amortization in fiscal year 2005 is due to the acquisitions of Magic4 and Cilys during the fiscal year.

Identified intangible assets are amortized on a straight-line basis over two to six years.

Gain on Sale of Technology and Other

Gain on sale of technology and other totaled $11.3 million during fiscal year ended June 30, 2006. We sold certain intangible assets to a third party for $3.8 million in cash, which was received in March 2006 and was recorded in operating income under gain on sale of technology and other. We also sold rights to use a domain name to a third party for $3.25 million in cash, which was received in December 2005 and recorded under gain on sale of technology and other. During fiscal year 2006, we sold certain intellectual property relating to a non-core product, which resulted in a net gain of $4.3 million. We will continue to provide services to our customers who have purchased the product from us in the past under a reseller agreement with the buyer of the technology.

Interest Income

Interest income totaled $15.9 million, $5.5 million and $4.4 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The increase in interest income during the fiscal year ended June 30, 2006 as compared to the same period in the prior year can mainly be attributed to interest earned on the proceeds from our equity offering in December 2005, which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments during the period. Although our total cash and investments decreased by 16% during fiscal year 2005, compared to fiscal year 2004, our average effective interest rate earned during fiscal year 2005 increased to 2.9%, up from 1.3% in fiscal year 2004, as a result of general interest rate increases.

Interest Expense

We incurred interest expense during the fiscal years ended June 30, 2006, 2005, and 2004 of $5.1 million, $5.2 million, and $4.2 million, respectively. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003. The increase in interest expense for fiscal year 2005 as compared to the prior fiscal year is due to our $150.0 million in convertible subordinated notes being outstanding for the entire year as compared to the prior fiscal year when the notes were only outstanding since September 2003.

Other Income (Expense), net

Included in other income (expense), net is foreign exchange gain (losses), which totaled $(1.7) million, $0.3 million, and $(0.2) million for the years ended June 30, 2006, 2005 and 2004, respectively. These fluctuations are the result of our exposure to movements in foreign currency rate changes. We use hedges to limit our exposure to these types of movements.

Impairment of Non-marketable Equity Securities

In fiscal year 2006 we incurred $0.5 million of impairment charges related to two investments we hold in private companies. Impairments represent the difference between our cost of the investment and the amount we estimate is realizable upon sale of the investment. The majority of this impairment relates to an investment in a private company which entered into a definitive agreement for sale in November 2006. As such, we revised our estimate of realizable value as of the fourth quarter of fiscal 2006 to equal our expected proceeds, which resulted in a $0.4 million impairment.

Income Taxes

Income tax expense totaled $3.6 million, $8.8 million and $9.3 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. The June 30, 2006 tax expense was lower due to the tax benefits realized for stock compensation and net operating losses from certain foreign jurisdictions.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of certain foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.3 billion and $519.8 million, respectively.

Liquidity and Capital Resources

Operating Lease Obligations and Long-Term Debt Obligations

As of June 30, 2006, our principal commitments consisted of obligations outstanding under operating leases, as well as our convertible debt obligations.

Pursuant to the issuance of our Convertible Notes, we agreed to maintain certain covenants. These covenants include, among others, (1) the timely payment of principal, premium, if any, and interest on the Convertible Notes; (2) the filing of our periodic and other reports we are required to file with the SEC pursuant to the Exchange Act with the trustee within 15 days after we file such reports with the SEC; and (3) the delivery to the trustee of a compliance certificate within 120 days of the end of each fiscal year.

If we fail to observe or correct certain covenants for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Convertible Notes. Upon an event of default, the trustee or holders of at least 25% in aggregate principal amount of the Convertible Notes may accelerate the Convertible Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority in aggregate principal amount of the Convertible Notes may rescind or annul an acceleration if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration.

On October 3, 2006, we received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-K for the period ended June 30, 2006. The filing of this Form 10-K with the trustee within the cure period will cure this default. On November 20, 2006, we received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-Q for the period ended September 30, 2006. This default remains outstanding.

On August 31, 2006, we announced a restructuring plan to better align our resources among operational groups and reduce the numbers of layers of management between customers and field and product organizations (the “FY2007 Restructuring”). We incurred approximately $10.3 million in pre-tax restructuring and related charges associated with this FY2007 Restructuring during the first quarter of fiscal year 2007 and accelerated depreciation of abandoned assets to be recognized over the four months ending December 31, 2006. Included in the first quarter restructuring and other charges are approximately $7.8 million related to employee termination benefits which are expected to be paid in fiscal year 2007.

In July 2006, we finalized a sublease agreement for properties included in the FY 2005 Restructuring and the FY 2003 Q1 Restructuring. As a result of the finalization of sublease terms, we reassessed the estimated obligation, future accretion and sublease income related to these properties, resulting in a net reduction in our restructuring liability of $3.0 million.

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

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013, with a one time right to terminate one or both of the Sublease Agreements on July 30, 2009. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent expense for the first 4 years will be $1.73 million per year. The average base rent for the remaining term of the leases will be approximately $2.13 million per year. In addition, we expect common area and maintenance pass-through charges, including real estate taxes, to be approximately $1.5 to $1.8 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

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

Long-term debt obligations and future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2006 (in thousands):

	Payments due during the Fiscal Year ended June 30,						Total
	2007	2008	2009	2010	2011	Thereafter
Contractual obligation:
Gross operating lease obligations	$25,286	$23,019	$20,733	$21,116	$21,411	$41,108	$152,673
Less: contractual sublease income	(3,602)	(4,173)	(3,170)	(3,370)	(3,226)	(5,915)	(23,456)

Net operating lease obligations	21,684	$18,846	$17,563	$17,746	$18,185	$35,193	$129,217
Interest due on convertible subordinated debt	$4,125	$4,125	$2,063	$—	$—	$—	$10,313
Principal payment of convertible subordinated debt	$—	$—	$150,000	$—	$—	$—	$150,000

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of June 30, 2006, 2005 and 2004, respectively (in thousands):

	As of June 30,
	2006	Percent change	2005	Percent change	2004
Working capital[1]	$451,428	86%	$243,287	-3%	$251,419

Cash and cash investments:
Cash and cash equivalents	175,431	39%	126,462	-18%	153,469
Short-term investments	256,420	133%	110,093	-5%	116,302
Long-term investments	61,034	136%	25,909	-42%	44,663
Restricted cash	20,106	-17%	24,293	-11%	27,384

Total cash and investments	$512,991	79%	$286,757	-16%	$341,818

		Fiscal Year ended June 30,
		2006	2005	2004
Cash provided by (used for) operating activities		$19,284	$(7,618)	$(47,802)
Cash used for investing activities		$(292,476)	$(37,979)	$(58,276)
Cash provided by financing activities		$322,254	$19,176	$163,218

[1]	Working Capital increased by $0.2 million in fiscal year 2005 from previously reported. See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

We obtained a majority of our cash and investments through prior public offerings, totaling $802.7 million. In addition, we received approximately $145.0 million from the issuance of our $150 million convertible subordinated notes during the year-ended June 30, 2004.

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

Working Capital

Working capital increased by $208.1 million during the fiscal year ended June 30, 2006, as compared with the prior year. The increase was primarily attributable to proceeds from the issuance of common stock, including the public offering in December 2005 which raised $277.8 million in net proceeds, and the remainder from employees’ exercise of stock options during fiscal year 2006. In addition, the increase in cash included net proceeds of $11.3 million received on sales of technology and domain names during the period. Offsetting the increase in working capital during the period was the acquisition of Musiwave for $113.9 million, net of cash acquired.

Cash, cash equivalents, short and long-term investments and restricted cash increased by $226.2 million as of June 30, 2006 compared to June 30, 2005, primarily as a result of the public offering of common stock discussed above.

Working capital was fairly constant as of June 30, 2005 compared to June 30, 2004 due to a similar increase in both current assets and current liabilities, consistent with the growth in the business during fiscal 2005. Accounts receivable increased by $58.6 million as of June 30, 2005 compared to June 30, 2004 primarily as a result of a $48.8 million increase in bookings in the fourth quarter of fiscal year 2005 compared to the same period in the prior year.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $55.1 million as of June 30, 2005 compared to June 30, 2004, primarily as a result of cash spent on acquisitions of $52.8 million in fiscal year 2005.

Cash Provided by (Used for) Operating Activities

Cash provided by (used for) operating activities totaled $19.3 million, $(7.6) million, and $(47.8) million for the years ended June 30, 2006, 2005 and 2004, respectively.

The $26.9 million increase in cash provided by operating activities in fiscal year 2006 is primarily due to improved cash from net income excluding non-cash items and the gain on sale of technology and other of $75.1 million, partially offset by a decline in working capital balances of $48.2 million.

The $40.2 million decrease in cash used for operating activities in fiscal year 2005 is due to a decrease in net loss excluding the non-cash restructuring expense, from $(28.0) million in fiscal 2004 to $7.8 million in fiscal 2005.

Cash Used for Investing Activities

Cash flows used for investing activities during the fiscal years ended June 30, 2006, 2005 and 2004 totaled $292.5 million, $38.0 million and $58.3 million, respectively.

The $254.5 million increase in our cash flows used for investing activities for fiscal year 2006 as compared to fiscal year 2005 relates to an increase of $122.9 million in purchases of short term investments, net of proceeds from maturities of short-term investments in the fiscal year 2006 compared to the prior fiscal year. Purchases of long-term investments, net of proceeds from maturities of long-term investments during the current fiscal year increased by $83.5 million over the prior fiscal year. Additionally, cash used for acquisitions was $61.2 million greater during the current fiscal year, related to the acquisition of Musiwave. This increase in cash used for investing activities was partially offset by the $11.3 million of proceeds from the sale of technology and other during fiscal year 2006, with no such comparable activity in the prior fiscal year.

The $20.3 million decrease in our cash flows used for investing activities for fiscal year 2005 as compared to fiscal year 2004 relates to a net transfer to cash and equivalents from investments totaling $25.4 million in fiscal year 2005 compared to a net transfer from cash and equivalents to investments totaling $46.2 million in fiscal year 2004, a

$71.6 million difference. This was offset by cash used for acquisitions in fiscal year 2005 of $52.8 million, primarily related to the acquisition of Magic4.

Cash Flows Provided by Financing Activities

Cash flow provided by financing activities increased by $303.1 million in fiscal year 2006 as compared to the prior fiscal year primarily due to proceeds from the issuance of common stock, including the public offering in December 2005 which resulted in $277.8 million of net proceeds, and the remainder from employees’ exercise of stock options during the fiscal year ended June 30, 2006.

Cash flow provided by financing activities decreased by $144.0 million in fiscal year 2005 as compared to the prior fiscal year primarily due to the issuance of convertible debt of $145.0 million during the fiscal year 2004.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in our first quarter of fiscal 2008. We are currently analyzing the requirements of this Interpretation and have not yet determined its impact on our Consolidated Financial Statements.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We are currently in the process of evaluating the effect of SAB No. 108 on our financial position and results of operations and therefore, are unable to estimate the effect on our Consolidated Financial Statements.

In June 2006, the FASB reached a conclusion to the consensus reached in EITF issue 05-1, “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option”. The FASB concluded that the issuance of equity securities to settle a debt instrument, pursuant to the instrument’s original conversion terms, that became convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. As such, no gain or loss should be recognized related to the equity securities issued to settle the instrument. This adoption of this issue is not expected to have a material impact on our results of operations, cash flows or financial position.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying consolidated statements of operations totaled $(1.7) million, $0.3 million, and $(0.2) million for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, we have the following forward contracts (in 000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
JPY	200,000	115.03	9/29/2006
CAD	5,000	1.17	9/29/2006
AUD	3,000	1.41	9/29/2006
CAD	2,000	1.12	7/31/2006
EUR	2,000	0.80	7/31/2006
EUR	2,000	0.79	9/29/2006
Cross currency swaps:
JPY	700,000	116.40	12/30/2006
EUR	8,000	0.80	12/30/2006

(b) Interest Rate Risk

As of June 30, 2006, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $513.0 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2006 (in thousands):

	Expected maturity date for the year ending June 30,			Cost	Fair Value
	2007	2008	2009	June 30, 2006 Total	June 30, 2006 Total
Certificates of deposit	$25,242	$—	$1,000	$26,242	$26,180
Commercial paper	6,552	—	—	6,552	6,542
Corporate bonds	91,123	12,293	7,303	110,719	110,282
Auction rate securities	108,840	—	—	108,840	108,840
Asset backed securities	—	3,046	9,937	12,983	12,950
Federal agencies	25,225	27,742	—	52,967	52,660

Total	$256,982	$43,081	$18,240	$318,303	$317,454

Weighted-average interest rate		5.0%

Additionally, we had $20.1 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of June 30, 2006. $17.3 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. $2.0 million of the balance comprises U.S. government securities pledged for payment of the remaining three semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $0.8 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 3.4% at June 30, 2006.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with related notes and the reports of independent registered public accounting firm KPMG LLP are set forth as indicated in Item 15.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2006. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

This selected quarterly information has been restated for all quarters of fiscal year 2005 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Annual Report on Form 10-K.

	Fiscal Year ended June 30, 2006				Fiscal Year ended June 30, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
					Restated[1]	Restated[1]	Restated[1]	Restated[1]
Revenues:
License	$37,797	$58,067	$50,033	$48,714	$43,172	$48,417	$45,791	$38,185
Maintenance and support	22,821	22,353	24,259	24,388	24,490	24,460	22,847	21,498
Services	20,425	23,200	28,282	21,926	22,997	20,657	14,950	16,818
Project/Systems	2,466	1,273	1,914	8,314	9,607	12,732	9,947	7,067
Content	7,627	8,151	—	—	—	—	—	—

Total revenues	91,136	113,044	104,488	103,342	100,266	106,266	93,535	83,568

Cost of revenues:
License	3,400	3,226	2,855	3,780	3,204	2,080	2,479	1,209
Maintenance and support	7,066	7,377	8,161	7,795	9,177	9,090	6,970	6,650
Services	15,588	18,579	19,351	16,688	14,923	15,140	13,221	12,296
Project/Systems	630	631	1,092	4,775	6,075	8,281	6,181	3,051
Content	4,201	4,702	—	—	—	—	—	—

Total cost of revenues	30,885	34,515	31,459	33,038	33,379	34,591	28,851	23,206

Gross profit	60,251	78,529	73,029	70,304	66,887	71,675	64,684	60,362

Operating expenses:
Research and development	21,046	21,696	21,186	24,155	25,797	25,540	22,360	22,181
Sales and marketing	30,952	33,530	28,978	29,506	23,934	26,458	25,932	23,066
General and administrative	18,744	17,512	17,392	17,663	13,791	12,791	12,385	10,573
Restructuring and other costs	(3,047)	765	(1,370)	8,275	64,600	4,468	585	907
Amortization of intangible assets	2,004	2,675	714	714	736	772	755	525
Gain on sale of technology and other	—	(3,800)	(3,250)	(4,299)	—	—	—	—

Total operating expenses	69,699	72,378	63,650	76,014	128,858	70,029	62,017	57,252

Operating income (loss)	(9,448)	6,151	9,379	(5,710)	(61,971)	1,646	2,667	3,110
Interest income	5,679	5,437	2,916	1,901	1,631	1,371	1,244	1,264
Interest expense	(1,302)	(1,300)	(1,311)	(1,231)	(1,360)	(1,285)	(1,296)	(1,292)
Other income (expense), net	(131)	(11)	(606)	(1,000)	351	(1,483)	1,652	(215)
Impairment of non-marketable equity securities	(428)	—	(104)	—	—	—	—	—

Income (loss) before provision for income taxes	(5,630)	10,277	10,274	(6,040)	(61,349)	249	4,267	2,867
Income taxes	528	(707)	(1,830)	(1,636)	(1,107)	(2,990)	(2,698)	(2,013)

Net income (loss)	$(5,102)	$9,570	$8,444	$(7,676)	$(62,456)	$(2,741)	$1,569	$854

Basic net income (loss) per share	$(0.06)	$0.10	$0.11	$(0.11)	$(0.91)	$(0.04)	$0.02	$0.01
Diluted net income (loss) per share	$(0.06)	$0.10	$0.11	$(0.11)	$(0.91)	$(0.04)	$0.02	$0.01
Shares used in computing:
Basic net income (loss) per share	91,709	91,442	75,003	70,080	68,264	67,131	66,073	65,151
Diluted net income (loss) per share	91,709	95,044	79,433	70,080	68,264	67,131	70,458	68,065

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements for a description of the restatement. The impact to each quarter in fiscal 2005 is as follows:

	Fourth Quarter 2005			Third Quarter 2005
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenues:
License	$43,172	$—	$43,172	$48,417	$—	$48,417
Maintenance and support	24,490	—	24,490	24,460	—	24,460
Services	22,997	—	22,997	20,657	—	20,657
Project/Systems	9,607	—	9,607	12,732	—	12,732

Total revenues	100,266	—	100,266	106,266	—	106,266

Cost of revenues:
License	3,204	—	3,204	2,080	—	2,080
Maintenance and support	9,171	6	9,177	9,084	6	9,090
Services	14,916	7	14,923	15,133	7	15,140
Project/Systems	6,075	—	6,075	8,281	—	8,281

Total cost of revenues	33,366	13	33,379	34,578	13	34,591

Gross profit	66,900	(13)	66,887	71,688	(13)	71,675

Operating expenses:
Research and development	25,773	24	25,797	25,519	21	25,540
Sales and marketing	23,903	31	23,934	26,416	42	26,458
General and administrative	13,741	50	13,791	12,740	51	12,791
Restructuring and other costs	64,600	—	64,600	4,468	—	4,468
Amortization of intangible assets	736	—	736	772	—	772

Total operating expenses	128,753	105	128,858	69,915	114	70,029

Operating income (loss)	(61,853)	(118)	(61,971)	1,773	(127)	1,646
Interest income	1,631	—	1,631	1,371	—	1,371
Interest expense	(1,360)	—	(1,360)	(1,285)	—	(1,285)
Other income (expense), net	351	—	351	(1,483)	—	(1,483)

Income (loss) before provision for income taxes	(61,231)	(118)	(61,349)	376	(127)	249
Income taxes	(1,107)	—	(1,107)	(2,990)	—	(2,990)

Net loss	$(62,338)	$(118)	$(62,456)	$(2,614)	$(127)	$(2,741)

Basic net loss per share	$(0.91)	$(0.00)	$(0.91)	$(0.04)	$(0.00)	$(0.04)
Diluted net loss per share	$(0.91)	$(0.00)	$(0.91)	$(0.04)	$(0.00)	$(0.04)
Shares used in computing:
Basic net loss per share	68,264	—	68,264	67,131	—	67,131
Diluted net loss per share	68,264	—	68,264	67,131	—	67,131

	Second Quarter 2005			First Quarter 2005
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenues:
License	$45,791	$—	$45,791	$38,185	$—	$38,185
Maintenance and support	22,847	—	22,847	21,498	—	21,498
Services	14,950	—	14,950	16,818	—	16,818
Project/Systems	9,947	—	9,947	7,067	—	7,067

Total revenues	93,535	—	93,535	83,568	—	83,568

Cost of revenues:
License	2,479	—	2,479	1,209	—	1,209
Maintenance and support	6,968	2	6,970	6,650	—	6,650
Services	13,220	1	13,221	12,295	1	12,296
Project/Systems	6,181	—	6,181	3,051	—	3,051

Total cost of revenues	28,848	3	28,851	23,205	1	23,206

Gross profit	64,687	(3)	64,684	60,363	(1)	60,362

Operating expenses:
Research and development	22,372	(12)	22,360	22,123	58	22,181
Sales and marketing	25,754	178	25,932	23,044	22	23,066
General and administrative	12,257	128	12,385	10,551	22	10,573
Restructuring and other costs	585	—	585	907	—	907
Amortization of intangible assets	755	—	755	525	—	525

Total operating expenses	61,723	294	62,017	57,150	102	57,252

Operating income	2,964	(297)	2,667	3,213	(103)	3,110
Interest income	1,244	—	1,244	1,264	—	1,264
Interest expense	(1,296)	—	(1,296)	(1,292)	—	(1,292)
Other income (expense), net	1,652	—	1,652	(215)	—	(215)

Income before provision for income taxes	4,564	(297)	4,267	2,970	(103)	2,867
Income taxes	(2,698)	—	(2,698)	(2,013)	—	(2,013)

Net income	$1,866	$(297)	$1,569	$957	$(103)	$854

Basic net income per share	$0.03	$(0.01)	$0.02	$0.01	$(0.00)	$0.01
Diluted net income per share	$0.03	$(0.01)	$0.02	$0.01	$(0.00)	$0.01
Shares used in computing:
Basic net income per share	66,073	—	66,073	65,151	—	65,151
Diluted net income per share	70,340	118	70,458	68,000	65	68,065

The impact of the adjustments was immaterial to all interim balance sheets of fiscal year 2005.

During the quarter ended June 30, 2006, the Company discovered an overstatement of the income tax expense recorded during previous quarters of fiscal 2006. To correct the overstatement the Company recorded a tax benefit related to stock option expenses of $1.6 million and a tax benefit related to net operating losses of $0.2 million in the fourth quarter of fiscal 2006. The tax benefit that should have been recorded in the first, second and third quarters of fiscal 2006 was $0.6 million, $0.2 million and $1.0 million respectively.

During the quarter ended December 31, 2005, the Company entered into a non-binding agreement with a potential subtenant for properties that are included in the Company’s fiscal year 2005 and fiscal year 2003 Q1 restructuring plans. As such, the Company reassessed its estimated obligation and sublease income related to these properties, resulting in a net reduction of $2.1 million in restructuring expense recorded during the quarter ended December 31, 2005, which was partially offset by $0.8 million in accretion expense related to the measurement of restructuring liabilities at net present value. During this reassessment, an error was noted with respect to the rent obligations in the fiscal year 2003 Q1 restructuring, which had resulted in a cumulative understatement of the restructuring liability for periods prior to the three months ended December 31, 2005 of approximately $1.0 million. The effect of the error was not material to any relevant prior period. To correct this error, $1.0 million was recorded as an increase in the restructuring liability on the condensed consolidated balance sheet as of December 31, 2005, and a corresponding $1.0 million restructuring expense was recorded in the condensed consolidated statement of operations for the three months ended December 31, 2005.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in our internal control over financial reporting as of June 30, 2006 related to our accounting for income taxes. Specifically, we had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. As a result of the aforementioned material weakness, certain of our income tax balances contained errors which were, in the aggregate, material. These errors were corrected prior to the issuance of our 2006 consolidated financial statements.

Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

Openwave acquired Musiwave during 2006, management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, Musiwave’s internal control over financial reporting associated with total assets and total revenue which represents 3% and 4% of Openwave’s consolidated total assets and consolidated total revenue, respectively, as of June 30, 2006 and for the year then ended.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to June 30, 2006, we took the following actions to remediate the material weakness described in (a) above:

(i) modified our internal control over financial reporting to require the completion of a comprehensive checklist to help ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, and other relevant literature; and

(ii) modified our internal control over financial reporting to require a review of our quarterly and annual tax accounting by an independent accounting firm.

(c) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, which is June 30, 2006 (the “Evaluation Date”). Based on such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective as a result of the material weaknesses in internal control over financial reporting discussed in (a) above.

As noted in Item 1, we are restating the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations, stockholder’s equity and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2005, and each of the quarters in the fiscal year 2005. In the Special Committee’s review of the Company’s historical stock option grants and practices, deficiencies in internal control over financial reporting with respect to our stock option grants were determined to exist in certain periods through at least June 30, 2004. However, in fiscal 2005, we changed our practices related to stock option grants and remediated such control deficiencies. Because no new errors in accounting for stock compensation originated subsequent to the aforementioned remediation and based on our evaluation of disclosure controls and procedures and assessment of internal control over financial reporting as of June 30, 2006, we concluded that there is not a material weakness in disclosure controls and procedures or of internal control over financial reporting related to accounting for stock compensation as of such date.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

The Company’s Board of Directors is currently comprised of six Directors. The Amended and Restated Certificate of Incorporation divides the Board of Directors into three classes; Class I, Class II and Class III, with members of each class serving staggered three-year terms. One class of Directors is elected by the stockholders at each Annual Meeting to serve a three-year term or until their successors are duly elected and qualified, or if applicable for mid-term nominees and appointees, to complete the term of that class of Director.

The names of the incumbent Directors serving on the Openwave Board of Directors, and related biographical information about them, as of November 27, 2006, is set forth below:

Name	Age	Positions and Offices Held with the Company
Class III Directors with a term expiring at the 2006 Annual Meeting to be held January 19, 2007:
Gerald Held	58	Director
David C. Peterschmidt	59	President, Chief Executive Officer and Director

Class II Directors with a term expiring at the 2007 Annual Meeting:
Masood Jabbar	56	Director
Bernard Puckett	62	Chairman of the Board

Class I Directors with a term expiring at the 2008 Annual Meeting:
Kenneth D. Denman	48	Director
Bo C. Hedfors	62	Director

Each member of the Board of Directors has been engaged in the principal occupations described below during the past five years. The information below is furnished by each respective Board member. There are no family relationships among any of the Company’s Directors or Executive Officers.

Kenneth D. Denman has served as a Director of the Company since April 2004. Since October 2001, Mr. Denman has served as the Chairman and Chief Executive Officer of iPass, Inc., a global provider of software-enabled trusted connections and services for the enterprise and its mobile workers. From January 2000 to March 2001, Mr. Denman was Chief Executive Officer of AuraServ Communications, a managed service provider of broadband voice and data applications. From August 1998 to May 2000, Mr. Denman was Senior Vice President, National Markets Group at MediaOne, Inc., a broadband cable and communications company, and from June 1996 to August 1998, he was Chief Operating Officer, Wireless at MediaOne International, a broadband cable and communications company. Mr. Denman received his MBA from the University of Washington and a BS in Accounting from Central Washington University.

Bo C. Hedfors has served as a Director of the Company since April 2002. Mr. Hedfors is currently President and Founder of Hedfone Consulting, which he established in April 2002. Previously, Mr. Hedfors was Executive Vice President of Motorola and President of its global wireless infrastructure business based in Chicago from 1998 to 2002. Prior to joining Motorola, he spent thirty years in different management positions at Ericsson, including President and Chief Executive Officer of Ericsson, Inc. from 1994-1998, Chief Technology Officer of LM Ericsson from 1990-1993, and President of Honeywell Ericsson Development Co. from 1984-1986. Mr. Hedfors is also a member of the Board of Directors of Kineto Wireless, Tellabs, SwitchCore AB and Virtutech, Inc. Mr. Hedfors is a

former member of the Cellular Telecommunications and Internet Association (CTIA), has served on several university boards and is currently Chairman of US Friends of Chalmers University of Technology, Inc. Mr. Hedfors has a MS degree in Electrical Engineering from Chalmers University of Technology in Gothenburg, Sweden and is a member of the Royal Swedish Academy of Engineering Sciences.

Gerald (Jerry) Held, Ph.D., has served as a Director of the Company since his appointment in April 2005. Since 1999, Dr. Held has been Chief Executive Officer of Held Consulting, LLC where he is a strategic consultant to chief executive officers and senior executives of technology firms ranging from startups to large, publicly-traded organizations. From 2000 to 2001, Dr. Held was the acting Chief Executive Officer of Cantiga Systems. In 1998, Dr. Held was “Chief Executive Officer-In-Residence” at the venture capital firm of Kleiner Perkins Caufield & Byers. Through 1997, Dr. Held was Senior Vice President of Oracle’s server product division, where he led Oracle’s database business as well as the development of pioneering interactive multimedia technology that included some of the earliest e-commerce application trials. Prior to Oracle, Dr. Held spent eighteen years at Tandem Computers, Inc. Dr. Held is the Chairman of the Board of Directors of Software Development Technologies, Inc. and serves on the Board of Directors of MetaMatrix, Inc. and Business Objects.

Masood Jabbar has served as a Director of the Company since August 2003. In September 2003, Mr. Jabbar retired from Sun Microsystems, Inc. after sixteen years, where he held a variety of senior positions, including Executive Vice President and Advisor to the Chief Executive Officer from July 2002 through September 2003, Executive Vice President of Global Sales Operations from July 2000 to June 2002, President of the Computer Systems Division from February 1998 to June 2002 and, prior to that, Vice President, Chief Financial Officer and Chief of Staff of Sun Microsystems Computer Corporation from May 1994 to January 1998. Prior to joining Sun Microsystems, Inc., Mr. Jabbar worked for ten years at Xerox Corporation and prior to Xerox, two years at IBM Corporation. Mr. Jabbar serves on the Board of Directors of Picsel Technologies Ltd., MSC Software Corporation and JDS Uniphase Corporation. Mr. Jabbar holds a MA in International Management from the American Graduate School of International Management, a MBA from West Texas A&M University and a BA in Economics & Statistics from the University of the Punjab, Pakistan.

David C. Peterschmidt has served as President and Chief Executive Officer and as a Director of the Company since November 2004. Prior to joining the Company, Mr. Peterschmidt served as Chief Executive Officer and Chairman of Securify, Inc., a security software company, from September 2003 to November 2004. Mr. Peterschmidt was Chief Executive Officer and Chairman of Inktomi, Inc. from July 1996 to March 2003. Mr. Peterschmidt also served as Chief Operating Officer of Sybase from 1991 to 1996, and has also held a range of executive positions at other technology software and hardware companies. Mr. Peterschmidt serves on the Board of Directors of Business Objects S.A., UGS Corp. and Cellular Telecommunications and Internet Association (CTIA). Mr. Peterschmidt earned his MA from Chapman College and BA in Political Science from University of Missouri.

Bernard Puckett has served as a Director of the Company since November 2000 and was appointed Chairman of the Board of Directors in October 2002. Mr. Puckett was a Director of Software.com from July 1997 until the merger of Phone.com and Software.com in November 2000. From January 1994 to January 1996, Mr. Puckett was President and Chief Executive Officer of Mobile Telecommunications Technologies. From 1967 to 1994, Mr. Puckett was at IBM Corp., where he held a variety of positions, including Senior Vice President, Corporate Strategy and Development and Vice President and General Manager, Applications Software. As General Manager of the Application Solutions Group, he founded the IBM Consulting Group and ISSC, IBM’s outsourcing services arm. Mr. Puckett also serves on the Board of Directors of IMS Health and Direct Insite Corp. Mr. Puckett received his BS in Mathematics from the University of Mississippi.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Directors’ Kenneth D. Denman, Masood Jabbar and Bernard Puckett, Audit Committee Chair. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined under SEC rules and Nasdaq listing standards, that each audit committee member is financially literate (able to read and understand financial statements at the time of appointment), and that at least one member of the Audit Committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including having been a Chief Executive Officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board of Directors has also determined that each of Messrs. Puckett and Jabbar qualify as an “audit committee financial expert” in accordance with SEC rules, based upon each such member’s experience and understanding with respect to certain accounting and auditing matters.

Executive Officers

The Company’s executive officers and their ages as of November 27, 2006, are as follows:

Name	Age	Position
David C. Peterschmidt	59	President, Chief Executive Officer and Director
Harold L. Covert, Jr.	59	Executive Vice President and Chief Financial Officer
David Whalen	46	Senior Vice President, Worldwide Sales

For the biographical summary of David C. Peterschmidt, see Directors section above.

Harold (Hal) L. Covert has served as Chief Financial Officer of the Company since October 1, 2005. Mr. Covert previously served as an independent Director, Chairman of the Audit Committee and member of the Nominating & Corporate Governance Committee of the Company from April 2003 to September 2005. Prior to his appointment as Chief Financial Officer of the Company, Mr. Covert served as Chief Financial Officer of Fortinet, Inc., a security software company, from December 2003 to September 2005 and as Chief Financial Officer of Extreme Networks, Inc., a network infrastructure equipment provider, from July 2001 to October 2003, where he remained in a consulting capacity until March 2004. At Extreme Networks, Mr. Covert was responsible for management of its financial operations and information technology systems. Mr. Covert held the positions of President and Chief Financial Officer at Silicon Graphics, Inc. from May 2001 to July 2001 and prior to that, he served as Chief Financial Officer from July 2000. Prior to joining Silicon Graphics, Inc., Mr. Covert served as Executive Vice President and Chief Financial Officer at Adobe Systems, Inc. from 1998 to 2000. Mr. Covert holds a MBA from Cleveland State University, a BS in Business Administration from Lake Erie College and is a Certified Public Accountant.

David Whalen has served as Senior Vice President of Worldwide Sales since October 2005. Previously, Mr. Whalen had been Vice President and General Manager of the Company’s business operations in the Americas since September 2003. Before joining the Company, he served as Corporate Vice President of Global Sales and Marketing at Kyocera Wireless Corp. from September 2002 to August 2003. From June 2001 to August 2002, Mr. Whalen served as Senior Vice President of Worldwide Sales and Marketing for Signalsoft Corporation, a subsidiary of the Company. Prior to this, he served as Senior Vice President of Global Sales and Services at Wireless Knowledge Inc. from November 1998 to June 2001. Mr. Whalen earned his BA in Sociology at Ithaca College, and, while serving in the U.S. Army, he completed MBA coursework at Boston University’s campus in Munich, Germany. Mr. Whalen is a member of the

Board of Directors of the Center for Telecom Management (CTM) at the University of Southern California’s Marshall School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file, with the SEC, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended June 30, 2006, all officers, Directors and greater than ten percent beneficial owners complied with applicable Section 16(a) filing requirements except that Dave Whalen failed to file a Form 3 reporting his beneficial ownership of securities when he became a reporting officer of the Company on October 3, 2005 and a Form 4 relating to the award of stock options on October 6, 2005 within the required periods, in both cases for which corrective filings were made on October 21, 2005.

Code of Ethics

We have adopted the Openwave Code of Ethics for Chief Executive and Senior Financial Officers, a code of ethics that applies to our principal executive officer, principal financial officer, and controller. This code of ethics is posted on our website, located at www.openwave.com, in the “Investors” section under the sub-heading “Corporate Governance”. We intend to post on our website or otherwise disclose as required by law or stock exchange regulation, any material changes to, or waiver from, our code of ethics.

Item 11.    Executive Compensation.

Compensation of Executive Officers

The following table provides information for the fiscal years ended June 30, 2006, 2005 and 2004 concerning compensation of the Company’s Chief Executive Officer and four most highly compensated executive officers for the last fiscal year. These officers, including the Chief Executive Officer, are referred to as the named executive officers.

Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation		Restricted Stock Awards		Securities Underlying Options	All Other Compensation[1]
David C. Peterschmidt[2] President and Chief Executive Officer	2006	$500,000	$496,208		$—		$1,594,900	[3]	750,000	$26,679	[4]
	2005	331,730	291,750		—		2,997,500	[5]	500,000	180
	2004	—	—		—		—		—	—

Harold L. Covert[6] Executive Vice President and Chief Financial Officer	2006	$282,468	$360,236		$—		$2,290,880	[7]	300,000	$9,016	[8]
	2005	—	—		—		—		—	—
	2004	—	—		—		—		—	—

Steve Peters[9] Former Executive Vice President and Chief Administrative Officer	2006	$300,000	$148,635		$—		$—		60,000	$23,886	[10]
	2005	293,750	151,530		—		1,504,000	[11]	200,000	810
	2004	272,250	—		—		236,323	[12]	84,830	675

Allen E. Snyder1[13] Former Executive Vice President and Chief Operating Officer	2006	$350,000	$297,284	[14]	$—		$1,687,920	[15]	100,000	$29,286	[16]
	2005	340,000	494,825	[17]	—		1,629,600	[18]	200,000	1,242
	2004	310,000	553,732		—		472,648	[19]	164,164	1,026

David Whalen[20] Senior Vice President, Worldwide Sales	2006	$278,751	$258,075		$51,125	[21]	$1,247,925	[22]	150,000	$22,022	[23]
	2005	207,502	672,134		—		147,000	[24]	20,000	552
	2004	165,898	252,409		—		—		66,666	350

Simon Wilkinson[25,26] Former Senior Vice President, Conent and Hosted Services Business Unit	2006	$294,140	$192,016		$—		$—		—	$—
	2005	244,496	315,504	[27]	—		963,000	[28]	175,000	—
	2004	—	—		—		—		—	—

(1)	For fiscal years 2004 and 2005, consists solely of life insurance premiums paid by the Company. For fiscal year 2006, consists partly of life insurance premiums paid by the Company and partly of paid time off payments.
(2)	Mr. Peterschmidt commenced employment as the Company’s President and Chief Executive Officer in November 2004.
(3)	Consists of one grant of 100,000 shares of the Company’s common stock at a fair market value of $15.95 per share on the date of grant. 100% of these shares of restricted stock vest on the third anniversary of the date of grant; provided, however, that the vesting of all the shares shall accelerate if the Company achieves the Calendar Year 2006 financial targets set forth by the Board of Directors. As the holder of restricted common stock, Mr. Peterschmidt will receive the same distributions as other holders of the Company’s common stock, when, if and as declared by the Company’s Board of Directors.
(4)	Consists partly of paid time off payments made to Mr. Peterschmidt in the amount of $24,357 and partly of life insurance premiums paid by the Company in the amount of $2,322.
(5)	Consists of one grant of 250,000 shares of the Company’s common stock at a fair market value of $11.99 per share on the date of grant. These shares of restricted stock vest at the rate of 25% per year over a four-year period commencing on November 2, 2004.
(6)	Mr. Covert commenced employment as the Company’s Chief Financial Officer effective October 1, 2005. From April 2003 to September 2005, Mr. Covert served as a director on Company’s Board of Directors.
(7)

Consists of two grants; the first for 100,000 shares of the Company’s common stock at a fair market value of $18.60 per share on the date of grant and the second for 20,000 shares of the Company’s common stock at a fair market value of $21.55 per share on the date of grant. The first grant of restricted stock vests at the rate of 25% per year over a four-year period commencing on August 15, 2005 and 100% of the shares underlying the second grant of restricted stock vest on August 15, 2006. As the holder of restricted common stock, Mr. Covert will receive the same distributions as other holders of the Company’s common stock, when, if and as declared by the Company’s Board of Directors.

(8)	Consists partly of paid time off payments made to Mr. Covert in the amount of $7,178 and partly of life insurance premiums paid by the Company in the amount of $1,838.
(9)	Mr. Peters resigned from the role of Executive Vice President and Chief Administrative Officer effective September 30, 2006, and continues to serve as a part-time advisor until December 23, 2006.
(10)	Consists partly of paid time off payments made to Mr. Peters in the amount of $23,076 and partly of life insurance premiums paid by the Company in the amount of $810.
(11)	Consists of one grant of 160,000 shares of the Company’s common stock at a fair market value of $9.40 per share on the date of grant. These shares of restricted stock vest at the rate of 25% per year over a four-year period commencing on August 30, 2004.
(12)	Consists of two grants of 8,333 shares each of the Company’s common stock at the fair market value of $12.66 and $15.70, respectively, per share. These shares of restricted stock vest at the rate of 1/36th monthly, commencing one month from the vesting commencement date of October 27, 2003 and January 27, 2004, respectively.
(13)	Mr. Snyder resigned from the Company as of November 30, 2006.
(14)	Consists of $291,034 in bonuses under the Corporate Incentive Plan and a one time bonus of $6,250 pursuant to Mr. Snyder’s employment agreement.
(15)	Consists of one grant of 80,000 shares of the Company’s common stock at a fair market value of $21.10 per share on the date of grant. These shares of restricted stock vest over three years in three equal annual installments; however, the vesting will accelerate with respect to 100% of the award upon the completion date of mutually agreed performance criteria met on or before December 31, 2006. On November 1, 2006, the Compensation Committee of the Company amended the performance criteria relating to the 80,000 shares and deemed that Mr. Snyder met such criteria. Accordingly, all 80,000 shares vested on November 1, 2006. As the holder of restricted common stock, Mr. Snyder will receive the same distributions as other holders of the Company’s common stock, when, if and as declared by the Company’s Board of Directors.
(16)	Consists partly of paid time off payments made to Mr. Snyder in the amount of $28,044 and partly of life insurance premiums paid by the Company in the amount of $1,242.
(17)	Consists of $290,599 in commissions and $204,226 in bonuses under the Corporate Incentive Plan.
(18)	Consists of two grants; the first for 160,000 shares of the Company’s common stock at a fair market value of $9.40 per share on the date of grant and the second for 10,000 shares of the Company’s common stock at a fair market value of $12.56 per share on the date of grant. The first grant of restricted stock vests at the rate of 25% per year over a four-year period commencing on August 30, 2004 and the second grant of restricted stock vests at the rate of 25% per year over a four-year period commencing on February 15, 2005.
(19)	Consists of two grants of 16,666 shares each of the Company’s common stock at the fair market value of $12.66 and $15.70, respectively, per share. These shares of restricted stock vest at the rate of 1/36th monthly, commencing one month from the vesting commencement date of October 27, 2003 and January 27, 2004, respectively.
(20)	Mr. Whalen was promoted to Senior Vice President of Worldwide Sales in October 2005. Previously, Mr. Whalen served as Vice President and General Manager of the Company’s business operations in the Americas since September 2003.

(21)	Amounts are attributable to relocation expenses. Mr. Whalen’s relocation occurred during the month of May 2005. A portion of the payments related to relocation expenses were made to or on behalf of Mr. Whalen in fiscal year 2005, except for certain payments (included as part of the total disclosed amount) in the approximate amount of $20,000 made in fiscal year 2006.
(22)	Consists of one grant of 75,000 shares of the Company’s common stock at a fair market value of $16.64 per share on the date of grant. These shares of restricted stock vest at the rate of 25% per year over a four-year period commencing on August 15, 2005. As the holder of restricted common stock, Mr. Whalen will receive the same distributions as other holders of the Company’s common stock, when, if and as declared by the Company’s Board of Directors.
(23)	Consists partly of paid time off payments made to Mr. Whalen in the amount of $21,249 and partly of life insurance premiums paid by the Company in the amount of $773.
(24)	Consists of a grant of 10,000 shares of common stock at a fair market value of $14.70 per share on the date of grant. These shares of restricted stock vest at the rate of 33.33% per year over a three-year period commencing on December 20, 2004.
(25)	Mr. Wilkinson became an employee of the Company upon the closing of the Company’s acquisition of Magic4 Limited in July 2004, and served as Senior Vice President, Global Sales Organization until October 2005, when he transitioned to a new role for the Company in which he managed integration planning for the Company’s acquisition of Musiwave S.A. Mr. Wilkinson resigned from the Company as of June 30, 2006.
(26)	Mr. Wilkinson is paid in pounds sterling. Salary and bonus have been converted into U.S. dollars using an exchange rate of one GBP to 1.77858 U.S. dollars, the average of the daily conversion rate for fiscal year 2006.
(27)	Consists of $148,190 in commissions and $167,314 in bonuses under the Company’s Corporate Incentive Plan.
(28)	Consists of one grant of 75,000 shares of the Company’s common stock at a fair market value of $12.84 per share on the date of grant. These shares of restricted stock vest at the rate of 25% per year over a four-year period commencing on January 21, 2005.

Option Grants in Last Fiscal Year

The following table provides information concerning grants of options to purchase the Company’s common stock made during the fiscal year ended June 30, 2006 to the named executive officers. All of the stock option grants to the named executive officers were made pursuant to the Company’s 1995 or 1996 Stock Option Plans.

The potential realizable values are net of exercise price and are based on an assumption that the price of the Company’s common stock will appreciate at the compounded annual rate shown from the date of grant until the end of the option term, which is generally ten years from the date of grant. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws, option provisions that require vesting prior to exercise or option provisions that require termination of the option generally three months following termination of employment. These amounts or the assumed annual rates of return are calculated based on the requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth of the shares of the Company’s common stock. Actual gains, if any, on stock option exercises depend upon the actual future performance of the common shares and the continued employment of the optionholders throughout the vesting period. Accordingly, the potential realizable values set forth in this table may not be realized.

					Potential Realizable Value at
Name	Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year[1]	Exercise Price	Expiration Date	5%	10%
David C. Peterschmidt	750,000[2]	17.12%	$15.95	10/13/2015	$7,523,152	$19,065,144
Harold L. Covert, Jr.	300,000[3]	6.85%	18.60	9/12/2015	3,509,232	8,893,083
Steve Peters	60,000[4]	1.37%	16.64	10/6/2015	627,888	1,591,192
Allen E. Snyder	100,000[4]	2.28%	16.64	10/6/2015	1,046,481	2,651,987
David Whalen	150,000[4]	3.43%	16.64	10/6/2015	1,569,721	3,977,981
Simon Wilkinson	—	—	—	—	—	—

(1)	Shares underlying total options granted to employees totaled approximately 4.4 million shares for the fiscal year ended June 30, 2006.
(2)	These option shares vest and become exercisable at the rate of 1/48th monthly commencing one month from the vesting commencement date of October 13, 2005.
(3)	These option shares vest and become exercisable as to 25% on the first anniversary and the remainder at the rate of 1/36th monthly over the following three years.
(4)	These option shares vest and become exercisable at the rate of 1/36th monthly commencing one month from the vesting commencement date of October 6, 2005.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table describes, for the named executive officers, the number of shares acquired upon exercise of stock options during the fiscal year ending June 30, 2006, and the value realized upon such exercises, and the number and value of exercisable and unexercisable options held by each of them as of June 30, 2006.

			Number of Securities Underlying Unexercised Options Held at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David C. Peterschmidt	60,000	$232,734	262,916	927,084	$—	$—
Harold L. Covert, Jr.	—	—	—	300,000	—	—
Steve Peters	123,506	1,727,254	195,385	149,445	261,555	166,445
Allen E. Snyder	464,229	6,576,326	63,543	193,057	62,779	178,445
David Whalen	—	—	89,166	147,500	—	—
Simon Wilkinson	61,562	424,178	7,625	105,813	3,671	23,864

The “Value of Unexercised In-the-Money Options at Fiscal Year-End” is based on a value of $11.54 per share, the fair market value of the Company’s common stock as of June 30, 2006, as determined based upon the closing price of the Company’s common stock on Nasdaq, less the per share exercise price, multiplied by the number of shares underlying the option. All options listed above were granted under the Company’s 1995 or 1996 Stock Plan, which plans were approved by the Company’s stockholders.

Director Compensation

The Company reimburses its non-employee Directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as Directors of the Company. Employee Directors are not compensated for Board services in addition to their regular employee compensation.

Effective at the beginning of fiscal year 2006, the Board of Directors adopted a cash compensation program for its non-employee Directors consisting of: (1) a $25,000 annual retainer; (2) additional annual retainers for service as the non-executive Board chairperson ($20,000), Audit Committee chairperson ($30,000), Compensation Committee chairperson ($15,000) or other regular Board committee chairperson ($10,000); (3) additional annual retainers for service as a member of the Audit Committee ($15,000), the Compensation Committee ($9,000) or other regular Board committee ($5,000); and (4) meeting fees for attendance at meetings of the Board ($2,000 for each Board meeting), Audit Committee ($2,000 for each Audit Committee meeting attended over eight meetings a year) and other regular Board committees ($1,500 for each other regular Board committee meeting attended over five meetings a year).

Effective at the beginning of fiscal year 2006 non-employee Directors were eligible to receive the following stock awards under the terms of the Company’s Amended and Restated 1999 Directors’ Equity Compensation Plan.

•	New non-employee Directors elected or appointed on or after November 22, 2005 shall receive stock awards, as follows: (1) an initial option grant to purchase 18,000 shares of the Company’s common stock with annual vesting contingent on continued service on the Board of Directors over three years; and (2) an initial grant of 12,000 shares of restricted stock with annual vesting contingent on continued service on the Board of Directors over three years.

•	Continuing non-employee Directors who have served at least eight months in the preceding calendar year shall receive stock awards to be granted on the date of the first Board meeting held each calendar year, as follows: (1) an annual option grant of 9,000 shares of common stock with annual vesting contingent on continued service on the Board of Directors over three years; and (2) an annual restricted stock grant of 6,000 shares of restricted stock with annual vesting over three years contingent on continued service on the Board of Directors. Any non-employee Director who served between five and eight months in the preceding calendar year shall receive two-thirds of such awards, and any non-employee Director who served between two and five months in the preceding calendar year shall receive one-third of such awards. Non-employee Directors who served less than two months in the preceding calendar year shall not be eligible for such annual awards for that calendar year.

All stock options to non-employee Directors will be accelerated upon the non employee Director’s removal from or failure to re nominate to the Board of Directors upon or within twenty-four months following a change of control of the Company. All options granted under the Company’s Amended and Restated 1999 Directors’ Stock Option Plan are granted with an exercise price equal to 100% of the fair market value of the Company’s stock on the day of grant.

Employment Agreements and Termination of Employment and Change of Control Agreements with Named Executive Officers

The Company has entered into employment agreements with each of its named executive officers. The employment of each named executive officer may be terminated at any time at the discretion of the Company’s Board of Directors, subject, however, to certain severance obligations described below.

Mr. Peterschmidt and the Company entered into an employment agreement on November 1, 2004. Under this agreement, which became effective on or about November 5, 2004, Mr. Peterschmidt will serve as the Company’s President and Chief Executive Officer and is entitled to receive (1) an annual base salary of $500,000, (2) effective January 1, 2005, a semi-annual incentive cash compensation award equal to 50% of his annual base salary based on the Company’s level of achievement of certain financial and other performance objectives established by the Compensation Committee, (3) a stock option to purchase 500,000 shares of the Company’s common stock (with 25% vesting on the first anniversary of the commencement of his employment and the remaining 75% vesting over the subsequent three years in equal monthly installments), and (4) a restricted stock bonus of 250,000 shares of the Company’s common stock (with equal annual installments of vesting over four years from his commencement of employment). The vesting of both the options and the restricted stock is contingent upon continued employment until the applicable vesting date. Commencing January 1, 2006, Mr. Peterschmidt became eligible for quarterly incentive cash compensation awards in lieu of the semi-annual incentive cash compensation awards, to which Mr. Peterschmidt had been entitled under his employment agreement. The quarterly incentive cash compensation awards are granted pursuant to the Company’s Corporate Incentive Plan and are targeted at 100% of Mr. Peterschmidt’s base salary earned over a quarterly performance period (i.e., $125,000 for each quarterly period, at his starting base salary). Mr. Peterschmidt’s actual incentive cash compensation may vary and shall be determined based upon the Company’s level of achievement of certain financial and other performance objectives to be established by the Compensation Committee. Mr. Peterschmidt was also entitled to receive an additional bonus equal to two months of base salary ($83,333) upon the completion of eight months of employment with the Company.

If Mr. Peterschmidt is terminated by the Company without cause, then pursuant to his employment agreement and in consideration for a release of claims and an agreement not to compete with the Company, he will receive severance in the amount of one year of base salary ($500,000) and target bonus ($500,000) as well as vesting of an additional 62,500 shares of the Company’s common stock under his restricted stock bonus, to the extent 62,500 shares remain unvested at the time of termination.

Mr. Wilkinson and the Company entered into an amendment to his employment agreement on January 25, 2005. Under this agreement, Mr. Wilkinson agreed to serve as Senior Vice President and General Manager, Client Business and is entitled to receive the following: (1) an annual base salary of £156,757 (if Mr. Wilkinson relocates to the United States from the United Kingdom, his annual base salary shall be $290,000) and (2) a semi-annual incentive cash compensation award targeted at 50% of Mr. Wilkinson’s annual base salary (i.e., approximately £78,378 for each six-month period at his current annual base salary). In addition, Mr. Wilkinson received (1) an option to purchase 150,000 shares of the Company’s common stock, which option vests in equal monthly installments over a 48 month period starting on January 21, 2005, and (2) a restricted stock award of 75,000 shares of the Company’s common stock, which vests in equal annual installments over a four-year period starting on January 21, 2005. The vesting of both the options and the restricted stock is contingent upon continued employment until the applicable vesting date. If Mr. Wilkinson’s employment is terminated by the Company without providing at least three month’s advance written notice, unless Mr. Wilkinson has engaged in gross misconduct or repeated acts of serious misconduct, then the Company shall provide Mr. Wilkinson with the salary and benefits that he would otherwise have become entitled to receive during that three-month period.

Mr. Wilkinson and the Company entered into an agreement to terminate Mr. Wilkinson’s employment agreement effective as of June 30, 2006 and pursuant to which the parties waived the notice requirements in his employment agreement. Under the termination agreement Mr. Wilkinson was entitled to the following: (1) his existing base salary and car allowance until June 30, 2006, (2) continued vesting of his outstanding stock options until June 30, 2006, and (3) a recommendation by the Company to the Compensation Committee that it approve the acceleration of vesting of 42,187 unvested shares of restricted stock as of June 30, 2006, which the Compensation Committee approved. The termination agreement supersedes all of Mr. Wilkinson’s rights to benefits and compensation under prior employment agreements between the Company and Mr. Wilkinson.

Mr. Covert and the Company entered into an employment offer letter agreement dated September 12, 2005. Mr. Covert’s employment with Openwave commenced September 12, 2005 and Mr. Covert assumed the position of Chief Financial Officer effective October 1, 2005. According to the terms of the employment offer letter, Mr. Covert is entitled to a base salary of $29,166.66 per month (or $350,000 on an annualized basis), received a sign-on bonus of $150,000, and is eligible for a semi-annual incentive cash award under the Company’s Corporate Incentive Plan with a target equal to 100% (and a maximum payout of 150%) of Mr. Covert’s base salary actually earned for the six month performance period. Commencing January 1, 2006, Mr. Covert became eligible for quarterly incentive cash compensation awards in lieu of the semi-annual incentive cash compensation award to which Mr. Covert had been entitled under his employment offer letter agreement. The quarterly incentive cash compensation awards are granted pursuant to the Company’s Corporate Incentive Plan and are targeted at 100% of his base salary earned over a quarterly performance period. Mr. Covert’s actual incentive compensation may vary and shall be determined based upon the Company’s level of achievement of certain financial and other performance objectives established by the Compensation Committee. Further, Mr. Covert received (1) an option to purchase 300,000 shares of common stock, vesting over a four-year period with 25% to vest on September 12, 2006 and one forty-eighth to vest at the end of each subsequent month, and (2) a restricted stock purchase right for 100,000 shares, vesting over four years in equal installments of 25,000 shares on each of the first four anniversaries of September 12, 2005. The vesting of both the options and the restricted stock award is contingent upon continued employment until the applicable vesting date.

Mr. Peters and the Company entered into an amended and restated employment agreement on October 4, 2004. Under this agreement, Mr. Peters agreed to serve as Executive Vice President and Chief Administrative Officer and was entitled to receive the following: (1) an annual base salary of $300,000 and (2) for the quarter ending December 31, 2004, eligibility for a quarterly incentive cash compensation award targeted at 15% of his annual base salary (i.e., $45,000); and, thereafter a semi-annual incentive cash compensation award targeted at 30% of his annual base salary (i.e., $90,000 for each six-month period, at his starting base salary). Commencing January 1, 2006, Mr. Peters became eligible for quarterly incentive cash compensation awards in lieu of the semi-annual incentive cash compensation awards, to which Mr. Peters had been entitled under his employment agreement. The quarterly incentive cash compensation awards are granted pursuant to the Company’s Corporate Incentive Plan and are targeted at 60% of Mr. Peters current base salary earned over a quarterly performance period (i.e., $45,000 for each quarterly period, at his starting base salary). Mr. Peters’ actual incentive cash compensation may vary and shall be determined based upon the Company’s level of achievement of certain financial and other performance objectives to be established by the Compensation Committee. In addition, Mr. Peters received (1) an option to purchase 200,000 shares of the Company’s common stock, which vests in equal monthly installments over a three-year period, and (2) a restricted stock award of 160,000 shares of the Company’s common stock, which vests in equal annual installments over a four-year period. The vesting of both the options and the restricted stock is contingent upon continued employment until the applicable vesting date. If Mr. Peters’ employment is terminated without cause then the next 40,000 shares under the restricted stock award due to vest within the twelve months following his termination, if any, would accelerate and vest automatically upon termination of his employment.

Mr. Peters and the Company entered into a Severance and Release Agreement, effective August 25, 2006. The Severance and Release Agreement provides for Mr. Peters’ resignation as the Company’s Executive Vice President and Chief Administrative Officer effective September 30, 2006. The Severance and Release Agreement also provides that, from October 1, 2006 until December 23, 2006 (“Transition Period”), Mr. Peters will continue to serve as a part-time employee advisor. During the Transition Period, Mr. Peters is entitled to receive twenty percent (20%) of his current salary and will continue to vest in his outstanding options and restricted stock as well as continue to be eligible for standard benefits available to full-time Company employees, including without limitation healthcare insurance, life insurance, and disability insurance. During the Transition Period, Mr. Peters will not be eligible to participate in the Company’s Corporate Incentive Plan.

Pursuant to the Severance and Release Agreement and provided that Mr. Peters executes all necessary documentation, on December 31, 2006, the Company agrees to: (1) pay Mr. Peters $300,000, (2) accelerate the vesting of 80,232 shares of previously granted restricted stock, (3) continue to provide to Mr. Peters, at the Company’s expense, medical, dental and vision insurance benefit coverage in coordination with COBRA for a period of twelve (12) months following December 31, 2006 and (4) allow Mr. Peters to retain the Company cellular telephone and laptop computer provided to Mr. Peters as an employee of the Company. The Severance and Release Agreement supersedes all rights to benefits and compensation under prior employment agreements between the Company and Mr. Peters.

On February 23, 2006, Mr. Snyder and the Company entered into an amendment to Mr. Snyder’s Amended and Restated Employment Agreement dated October 4, 2004, effective March 1, 2006. Under this amended agreement Mr. Snyder is entitled to (1) an annual base salary of $375,000, (2) a quarterly incentive cash award for Q3 of fiscal year 2006 and subsequent quarters under the Company’s Corporate Incentive Plan with a target equal to 100% of Mr. Snyder’s base salary actually earned for the quarterly performance period, and (3) a one-time bonus of $6,250 paid on March 1, 2006. His actual incentive compensation may vary and shall be determined based upon the Company’s level of achievement of certain financial and other performance objectives established by the Compensation

Committee. In addition, Mr. Snyder received 80,000 shares of restricted stock, which vest in equal annual installments over a three year period, provided, however, that the entire amount shall vest if certain performance criteria (to be mutually agreed upon by Mr. Snyder and the Company and approved by the Compensation Committee) are met on or before December 31, 2006. Further, provided Mr. Snyder’s employment continues through December 31, 2006, if Mr. Snyder’s employment is terminated thereafter by voluntary resignation or by the Company without cause all unvested stock options and restricted stock awarded will become fully vested, except for the 80,000 shares of restricted stock awarded under this amended agreement or any new grants made after March 1, 2006.

Mr. Snyder and the Company entered into a Severance and Release Agreement, effective November 28, 2006. The Severance and Release Agreement provides for Mr. Snyder’s resignation as the Company’s Executive Vice President and Chief Operating Officer effective November 30, 2006.

Pursuant to the Severance and Release Agreement, on November 28, 2006, the Company agrees to: (1) pay Mr. Snyder $750,000 on June 1, 2007, (2) on November 30, 2006, accelerate the vesting of previously granted options to purchase 140,975 shares, (3) on November 30, 2006, accelerate the vesting of 88,426 shares of previously granted restricted stock, (4) continue to provide to Mr. Snyder, at the Company’s expense, medical, dental and vision insurance benefit coverage in coordination with COBRA for a period of six (6) months following November 30, 2006 and (5) allow Mr. Snyder to retain the Company cellular telephone and laptop computer provided to Mr. Snyder as an employee of the Company. The Severance and Release Agreement supersedes all rights to benefits and compensation under prior employment agreements between the Company and Mr. Snyder.

Mr. Whalen and the Company entered into an employment agreement, effective October 3, 2005. Under this agreement, Mr. Whalen: (1) agreed to serve as Senior Vice President of Worldwide Sales, (2) is entitled to an annual base salary of $250,000, and (3) will be eligible for an executive incentive cash bonus award under the Company’s 2005 General Manager Sales Incentive Plan targeted at $250,000. Mr. Whalen’s actual incentive compensation may vary and shall be determined based upon his level of achievement of certain financial and other objectives.

Messrs. Peterschmidt, Covert and Whalen are each party to the Company’s standard executive change of control severance agreement, a form of which was approved by the Company’s Compensation Committee on November 1, 2006. For purposes of each of these change of control severance agreements, “change of control” means any of the following: (1) the sale, exchange, lease or other disposition of all or substantially all of the assets of the Company to a person or group of related persons that will continue the business of the Company in the future, (2) a merger or consolidation involving the Company in which the voting securities of the Company owned by the stockholders of the Company immediately prior to such merger or consolidation do not represent more than 50% of the total voting power of the surviving controlling entity outstanding immediately after such merger or consolidation and (3) the direct or indirect acquisition of beneficial ownership of at least 50% of the voting securities of the Company by a person or group of related persons, provided that “person or group of related persons” shall not include the Company, a subsidiary of the Company, or an employee benefit plan sponsored by the Company or a subsidiary of the Company. The agreements provide that if the employee’s employment is terminated (other than as a result of death or disability) either by the Company without cause or as a result of an “involuntary termination” (described below) within the period commencing two months preceding a change of control and ending twenty-four months following a change of control, 100% of the employee’s then unvested options and shares of restricted stock immediately will vest, and the employee will receive severance payments equal to his or her base salary plus target annual bonus, multiplied by the following factor, as applicable: two (2) in the case of the Chief Executive Officer (i.e., Mr. Peterschmidt); one and one-half (1.5) in the case of the General Counsel or a senior executive who reports directly to the Chief Executive

Officer (referred to as a member of “E-Staff”) (e.g., Mr. Covert and Mr. Whalen); and one (1) in the case of all other selected employees. In addition, the agreements provide that the Company will continue to provide the employees and their eligible dependents with Company-paid medical, dental and vision benefit coverage for the following periods: twenty-four (24) months in the case of the Chief Executive Officer (i.e., Mr. Peterschmidt); eighteen (18) months in the case of the General Counsel or a member of E-Staff (e.g., Mr. Covert and Mr. Whalen); and twelve (12) months in the case of all other selected employees. For purposes of these agreements, “involuntary termination” means the employee’s resignation from the Company within three months of the occurrence of any of the following events: (1) the significant reduction of the employee duties, authority, job title or reporting relationships, (2) a substantial reduction, without good business reasons, of the facilities and perquisites available to the employee, (3) a reduction by the Company in the base salary of the employee, (4) a material reduction by the Company in the kind or level of employee benefits, including bonuses, (5) the relocation of the employee to a facility or a location more than twenty-five miles from the employee’s then present location, (6) a termination of the employee’s employment for any reason other than for disability or for cause (as defined in the change of control severance agreement), (7) the failure of the Company to obtain the assumption of the agreement by any successor, or (8) any act or set of facts or circumstances which would, under California case law or statute, constitute a constructive termination of the employee. In the event that any of the payments made to an executive officer under these change of control agreements constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, the officer will be entitled to receive the severance pay and benefits described above in full and shall receive an additional lump sum cash payment that is sufficient, after taking into account all applicable taxes, to cover all excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code.

Messrs. Peterschmidt, Covert, and Whalen are also covered as beneficiaries under an Executive Severance Plan that provides that any such executive who is terminated without cause shall receive severance payments equal to six months base salary and six months COBRA health insurance premiums. This plan was amended by the Board of Directors on December 15, 2004 to shorten the relevant benefit periods from twelve months to six months and to exclude employees terminated for unsatisfactory job performance from eligibility for benefits under the plan. Any benefits payable to an employee under this policy are coordinated with any similar benefits payable under any other agreement, plan, or arrangement (including the change of control agreement described above) and therefore payments under the Executive Severance Plan shall be reduced on a dollar for dollar basis to the extent like-kind benefits are paid or payable under a separate agreement, plan, or arrangement. The Company terminated its obligations to Mr. Peters under this plan when it entered into the Severance and Release Agreement with him on August 25, 2006. The Company terminated its obligations to Mr. Wilkinson under this plan when it entered into the mutual agreement to terminate Mr. Wilkinson’s employment agreement on June 30, 2006. The Company terminated its obligations to Mr. Snyder under this plan when it entered into the Severance and Release Agreement with him on November 30, 2006.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal year 2006 were Bernard Puckett, Kenneth D. Denman and Bo C. Hedfors. None of the members of the Compensation Committee during fiscal year 2006 (i) was an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer of the Company or any of its subsidiaries or (iii) had any relationship requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of November 27, 2006 by: (a) each Director and nominee for Director named in Proposal 1; (b) each of the executive officers and individuals named in the Summary Compensation Table; (c) all such executive officers and Directors of the Company as a group; and (d) all those known by the Company to be beneficial owners of more than five percent of its outstanding common stock.

Except as indicated in the footnotes to this table and under applicable community property laws, to the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock. For the purposes of calculating percent ownership, as of November 27, 2006, approximately 94,612,874 shares were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable within 60 days of November 27, 2006, these shares are treated as if outstanding for that person, but not for any other person.

The following table indicates those owners and their total number of beneficially owned shares, including shares subject to options exercisable within 60 days of November 27, 2006; however, unless otherwise indicated, these shares do not include any options or restricted stock awarded after November 27, 2006:

	Beneficial Ownership[1]
Beneficial Owner	Number of Shares	Percent of Total
David C. Peterschmidt[2]	725,524	*
Harold L. Covert[3]	203,916	*
Kenneth D. Denman[4]	59,750	*
Bo C. Hedfors[5]	77,000	*
Gerald Held[6]	29,833	*
Masood Jabbar[7]	61,083	*
Steve Peters[8]	355,084	*
Bernard Puckett[9]	128,201	*
Allen E. Snyder[10]	551,984	*
David Whalen[11]	206,567	*
Simon Wilkinson[12]	—	*
All Directors and Executive Officers as a group (11 persons)	2,398,942	2.5%
Entities affiliated with FMR Corp.[13]	13,297,166	14.1%
Entities affiliated with Harbinger Capital Partners Master Fund I, Ltd.[14]	9,677,140	10.2%

*	Less than 1% of the outstanding shares of common stock.
(1)	This table is based upon information supplied by each officer, Director or beneficial owner of more than five percent, as the case may be, and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on approximately 94,612,874 outstanding shares on November 27, 2006, adjusted as required by rules promulgated by the SEC.

Unless otherwise indicated, the address for each person or entity named below is c/o Openwave Systems Inc., 2100 Seaport Boulevard, Redwood City, California 94063.

(2)	Includes 445,207 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(3)	Includes 100,000 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(4)	Includes 51,750 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(5)	Includes 71,000 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(6)	Includes 23,833 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(7)	Includes 55,083 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(8)	Includes 249,759 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(9)	Includes 114,149 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(10)	Includes 130,902 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(11)	Includes 131,942 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(12)	Includes 0 shares issuable upon exercise of outstanding options exercisable within 60 days of November 27, 2006.
(13)	Based solely on information furnished in a Schedule 13G/A filed with the SEC on February 14, 2006 by FMR Corp. (“FMR”) in which FMR reports beneficial ownership of 13,297,166 shares of our Common Stock, consisting of 0 shares as to which it has shared dispositive power, 13,297,166 shares as to which it has sole dispositive power and 989,086 shares as to which it has sole voting power. FMR Corp. is located at 82 Devonshire Street, Boston, MA 02109.
(14)	Based solely on information furnished in a Schedule 13G filed on November 3, 2006 jointly by Harbert Management Corporation, Philip Falcone, Raymond J. Harbert , Michael D. Luce, Harbinger Capital Partners Master Fund I, Ltd. (the “Harbinger Master Fund”), Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C., in which Harbert Management Corporation, Philip Falcone, Raymond J. Harbert and Michael D. Luce each reports beneficial ownership of 9,677,140 shares of our Common Stock (consisting of 9,677,140 shares as to which each has shared dispositive and voting powers, and 0 shares as to which each has sole dispositive and voting powers), and the Harbinger Master Fund, Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C. each reports beneficial ownership of 7,469,600 shares of our Common Stock (consisting of 7,469,600 shares as to which each has shared dispositive and voting powers and 0 shares as to which each has sole dispositive and voting powers), and a Form 3 filed on November 13, 2006 jointly by Harbert Management Corporation, Philip Falcone, Raymond J. Harbert and Michael D. Luce, in which it was reported that the Harbinger Master Fund owns 7,469,600 shares of our Common Stock, and Harbinger Capital Partners Special Situations Fund, L.P. owns 2,207,540 shares of our Common Stock. Harbert Management Corporation, Harbinger Capital Partners Offshore Manager, L.L.C., HMC Investors, L.L.C., Raymond J. Harbert and Michael D. Luce are located at One Riverchase Parkway South, Birmingham, AL 35244. Philip Falcone is located at 555 Madison Avenue, 16th Floor, New York, NY 10022. The Harbinger Master Fund. is located at c/o International Fund Services (Ireland) Limited, 3rd Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2006
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders(1)	9,991	$15.07	1,648
Equity compensation plans not approved by stockholders(2)	555	$9.97	354

Total(3)	10,546	$14.80	2,002

(1)	The number of shares remaining available for issuance does not include 14,393 uncommitted (i.e., not subject to outstanding stock options) shares from the Company’s 1996 Stock Plan, which terminated on September 25, 2006.
(2)	The number of shares remaining available for issuance does not include uncommitted (i.e., not subject to outstanding stock options) shares from compensation plans from which Openwave no longer is issuing awards. However, this table does include, under the column showing the number of shares to be issued upon exercise of outstanding options, committed (i.e., subject to outstanding stock options) shares from such plans. As of November 27, 2006, there were 10,666 committed shares subject to outstanding options with a weighted average exercise price of $41.47 under such plans. All such outstanding options were assumed in connection with Openwave’s acquisition of certain business entities.
(3)	Subsequent to June 30, 2006, the 1996 Stock Plan terminated. On November 1, 2006 the Company’s Board of Directors approved the Interim Plan with a reserve of 1,200,000 shares. The number of shares available for issuance under the Interim Plan as of November 27, 2006 is 1,200,000. For further information regarding the Interim Plan, please refer under “Proposal 2: Adoption of the 2006 Stock Incentive Plan” to the sections labeled “Purpose of Adopting the 2006 Plan” and “Summary of the Key Terms of the 2006 Plan—Stock Subject to the 2006 Plan.”

Openwave System’s 2001 Stock Compensation Plan.

This plan provides for the grant of non-qualified stock options, restricted stock bonus awards, and rights to acquire restricted stock to employees, directors (including non-employee directors) and consultants. A maximum of 4,068,128 shares of our common stock may be issued under this plan, of which 533,333 shares are reserved for issuance to non-officer employees. Shares returning to the plan upon cancellation of outstanding options or the unvested portion of restricted stock bonus awards may be made subject to future awards.

This plan is administered by our Board of Directors, which is entitled to delegate this administration at any time to a Board of Directors committee or sub-committee designated to administer it. The Board of Directors or committee that administers this plan has the full power to select the individuals to whom awards will be granted and to make any combination of awards to any participants. The Board of Directors or committee that administers the plan may set the exercise price for options at, above or below the fair market value of our common stock on the date of grant. Options granted under this plan generally have a term of no more than ten years from the date of grant.

The Board of Directors or committee that administers this plan may also determine the terms of the awards granted, including the exercise or purchase price for an option or stock purchase right, the number of shares subject to each award, the term of the award, and the vesting and/or exercisability provisions applicable to the award.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Directors

Since July 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company were or are to be a party in which the amount exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the Company’s common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than compensation arrangements which are described above.

Item 14.    Principal Accounting Fees and Services.

Audit and Audit Related Fees

Aggregate fees billed by KPMG LLP for fiscal years 2006 and 2005 for professional services rendered to the Company are presented below in the format prescribed by the Sarbanes-Oxley Act of 2002 (in thousands):

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees*:
Audit services, statutory audits, quarterly reviews and 1933 Act filings	$5,931	$4,037

Audit-Related Fees:
Accounting consultation	5	4
Non-audit acquisition related services	—	114

	5	118

Tax Fees:
Income tax compliance and consulting	16	108

All Other Fees: (including financial information systems and implementation)	—	—

Total Fees	$5,952	$4,263

*	“Audit Fees” for fiscal year 2006 includes fees for audit services performed in fiscal year 2007 relating to the restatement of our financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The Audit Committee has determined the rendering of the non-audit services referenced above by KPMG LLP is compatible with maintaining the auditor’s independence under applicable rules and regulations promulgated by the SEC and Nasdaq.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)  Financial Statements. Consolidated Financial Statements and Report of KPMG LLP, independent registered public accounting firm, which are set forth in the Index to Consolidated Financial Statements at page F-1.

(2)  Financial Statement Schedules. See information incorporated in Notes to the Consolidated Financial Statements.

(3)  Exhibits. See below for a list of Exhibits filed or furnished with this annual report on Form 10-K.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed November 7, 2006).

4.1	Rights Agreement by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, dated August 8, 2000, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate, as amended and restated in its entirety effective as of June 9, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Indenture by and among the Company and U.S. Bank National Association, as Trustee dated September 9, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.5	Registration Rights Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated dated September 9, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.2	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.3*	Openwave Systems Inc. 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).

Exhibit Number	Description
10.4*	Openwave Systems Inc. 1999 Directors’ Stock Option Plan form of stock option agreement, amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.5*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.6*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.7*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.8*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.9*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.10*	Amended and Restated Employment Terms Letter Agreement by and between the Company and Allen Snyder, dated October 4, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 8, 2004).

10.11*	Amended Employment Offer Letter Agreement by and between Openwave Systems Inc. and Allen Snyder, dated February 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 28, 2006).

10.12*	Employment Agreement by and between Openwave Systems Inc. and David C. Peterschmidt, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 5, 2004).

10.13	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.14*	Transition and Release Agreement between Openwave Systems Inc. and Don Listwin, dated July 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2005).

10.15*	Employment Offer Letter Agreement by and between Openwave and Harold (Hal) L. Covert, Jr., dated September 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 12, 2005).

10.16*	Employment Transition & Release Agreement by and between Openwave and Joshua Pace, dated September 12, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 12, 2005).

10.17*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.18*	Employment Offer Letter Agreement by and between Openwave Systems Inc. and David Whalen, dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 19, 2005).

10.19	Amended and Restated Stock Purchase Agreement, dated as of November 9, 2005, by and among Openwave Systems Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K/A filed November 14, 2005).

Exhibit Number	Description
10.20	Underwriting Agreement, dated December 7, 2005 among Openwave Systems Inc. and Merrill Lynch & Co., Lehman Brothers, Inc., JP Morgan Securities, Inc. and Thomas Weisel Partners LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed December 8, 2005).

10.21*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.22*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.23*	Form of Executive Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed November 7, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENWAVE SYSTEMS INC.

By:	/S/ DAVID C. PETERSCHMIDT
David C. Peterschmidt President and Chief Executive Officer

Date:  December 1, 2006

By:	/S/ HAROLD L. COVERT
Harold L. Covert Executive Vice President and Chief Financial Officer

Date:  December 1, 2006

Power of Attorney

Each person whose signature appears below constitutes and appoints David Peterschmidt and Harold Covert, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BERNARD PUCKETT Bernard Puckett	Chairman of the Board	December 1, 2006

/S/ BO HEDFORS Bo Hedfors	Director	December 1, 2006

/S/ MASOOD JABBAR Masood Jabbar	Director	December 1, 2006

/S/ KEN DENMAN Ken Denman	Director	December 1, 2006

/S/ JERRY HELD Jerry Held	Director	December 1, 2006

OPENWAVE SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the consolidated financial statements as of June 30, 2005 and for each of the years in the two-year period ended June 30, 2005 have been restated.

As discussed in Note 1(k) to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Openwave Systems Inc. as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 1, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

December 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(a)), that Openwave Systems Inc. (“Openwave”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Openwave’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2006, related to the Company’s accounting for income taxes. Specifically, the Company had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. As a result of the aforementioned material weakness, certain of the Company’s income tax balances contained errors which were, in the aggregate, material. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Openwave and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and this report does not affect our report dated December 1, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Openwave did not maintain effective internal control over financial reporting as of June 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Openwave has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Openwave acquired Musiwave during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. Musiwave’s internal control over financial reporting is associated with total assets and total revenue which represents 3% and 4% of Openwave’s consolidated total assets and consolidated total revenue, respectively, as of June 30, 2006 and for the year then ended. Our audit of internal control over financial reporting of Openwave also excluded an evaluation of the internal control over financial reporting of Musiwave.

/s/ KPMG LLP

Mountain View, California

December 1, 2006

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2006	2005
		Restated[1]
ASSETS
Current assets:
Cash and cash equivalents	$175,431	$126,462
Short-term investments	256,420	110,093
Accounts receivable, net	152,547	137,007
Prepaid and other current assets	18,564	21,579

Total current assets	602,962	395,141
Property and equipment, net	20,784	16,765
Long-term investments, and restricted cash and investments	81,140	50,202
Deposits and other assets	9,169	6,419
Goodwill	148,807	44,073
Intangible assets, net	55,727	30,974

	$918,589	$543,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,951	$10,861
Accrued liabilities	59,077	52,775
Accrued restructuring costs	18,542	20,236
Deferred revenue	58,964	67,982

Total current liabilities	151,534	151,854
Accrued restructuring costs, net of current portion	60,922	77,261
Deferred revenue, net of current portion	6,814	4,856
Deferred rent obligations	1,055	691
Deferred tax liabilities, net of current portion	11,417	7,634
Convertible subordinated notes, net	148,494	147,367

Total liabilities	380,236	389,663

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 94,546 and 70,495 issued and outstanding as of June 30, 2006 and 2005, respectively	95	70
Additional paid-in capital	3,347,195	2,980,963
Deferred stock-based compensation	—	(13,625)
Accumulated other comprehensive loss	(1,724)	(1,048)
Accumulated deficit	(2,807,213)	(2,812,449)

Total stockholders’ equity	538,353	153,911

	$918,589	$543,574

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2006	2005	2004
		Restated[1]	Restated[1]
Revenues:
License	$194,611	$175,565	$145,668
Maintenance and support	93,821	93,295	84,163
Services	93,833	75,422	47,015
Project/Systems	13,967	39,353	13,945
Content	15,778	—	—

Total revenues	412,010	383,635	290,791

Cost of revenues[2]:
License	13,261	8,972	7,783
Maintenance and support	30,399	31,887	24,596
Services	70,206	55,580	38,823
Project/Systems	7,128	23,588	9,879
Content	8,903	—	—

Total cost of revenues	129,897	120,027	81,081

Gross profit	282,113	263,608	209,710

Operating expenses[2]:
Research and development	88,083	95,878	94,535
Sales and marketing	122,966	99,390	98,402
General and administrative	71,311	49,540	35,181
Restructuring and other costs	4,623	70,560	2,426
Amortization of intangible assets	6,107	2,788	269
Gain on sale of technology and other	(11,349)	—	—

Total operating expenses	281,741	318,156	230,813

Operating income (loss)	372	(54,548)	(21,103)
Interest income	15,933	5,510	4,357
Interest expense	(5,144)	(5,233)	(4,163)
Other income (expense), net	(1,748)	305	(206)
Impairment of non-marketable equity securities	(532)	—	—

Income (loss) before provision for income taxes	8,881	(53,966)	(21,115)
Income taxes	(3,645)	(8,808)	(9,339)

Net income (loss)	$5,236	$(62,774)	$(30,454)

Basic net income (loss) per share:	$0.06	$(0.94)	$(0.49)

Diluted net income (loss) per share:	$0.06	$(0.94)	$(0.49)

Shares used in computing:
Basic net income (loss) per share	82,231	66,650	62,310
Diluted net income (loss) per share	85,316	66,650	62,310

[1] See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.
[2] Includes stock based compensation as follows:
Maintenance and support services	$1,418	$14	$8
Services	1,541	16	7
Research and development	5,801	892	1,275
Sales and marketing	19,289	1,697	637
General and administrative	12,979	3,161	1,779

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Fiscal Year ended June 30, 2004

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive (Loss) Income
	Shares	Amount
			Restated[1]	Restated[1]			Restated[1]		Restated[1]
Balances as of June 30, 2003-As reported	60,414	$60	$2,720,994	$(2,185)	$52	$(254)	$(2,536,389)	$182,278
Adjustments to opening stockholders’ equity	—	—	181,021	(568)	—	—	(182,832)	(2,379)

Balances as of June 30, 2003-Restated(1)	60,414	60	2,902,015	(2,753)	52	(254)	(2,719,221)	179,899
Issuance of common stock related to stock option and warrant exercises	3,932	4	18,189	—	—	—	—	18,193
Repayment of notes receivable from stockholders	—	—	—	—	—	50	—	50
Restricted stock grants	217	—	2,972	(2,972)	—	—	—	—
Stock-based compensation	—	—	344	3,362	—	—	—	3,706
Reversal of deferred stock-based compensation	(5)	—	(16)	16	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,454)	(30,454)	$(30,454)
Unrealized loss on available-for-sale securities	—	—	—	—	(788)	—	—	(788)	(788)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(31,242)

Balances as of June 30, 2004-Restated(1)	64,558	$64	$2,923,504	$(2,347)	$(736)	$(204)	$(2,749,675)	$170,606

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2005

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive (Loss) Income
	Shares	Amount
			Restated[1]	Restated[1]			Restated[1]		Restated[1]
Issuance of common stock related to stock option exercises	3,088	$3	$22,978	$—	$—	$—	$—	$22,981
Issuance of common stock related to acquisitions	1,563	2	18,123	(339)	—	—	—	17,786
Write-off of notes receivable from stockholders	—	—	—	—	—	204	—	204
Reclassification of note receivable and unrecognized compensation	—	—	(450)	90	—	—	—	(360)
Restricted stock grants	1,425	1	17,421	(17,422)	—	—	—	—
Stock-based compensation	—	—	684	5,096	—	—	—	5,780
Repurchase of unvested shares of restricted stock	(139)	—	(1,297)	1,297	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(62,774)	(62,774)	$(62,774)
Unrealized gain on available-for-sale securities	—	—	—	—	277	—	—	277	277
Foreign currency translation adjustment	—	—	—	—	(589)	—	—	(589)	(589)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(63,086)

Balances as of June 30, 2005-Restated(1)	70,495	$70	$2,980,963	$(13,625)	$(1,048)	$—	$(2,812,449)	$153,911

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2006

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive (Loss) Income
	Shares	Amount
Issuance of common stock related to stock option exercises	4,414	$5	$44,637	$—	$—	$—	$—	$44,642
Issuance of common stock related to acquisitions	809	1	16,350	—	—	—	—	16,351
Issuance of common stock related to equity offerings	17,940	18	277,842	—	—	—	—	277,860
Restricted stock grants	871	1						1
Stock-based compensation	17	—	41,028		—	—	—	41,028
Transfer of deferred stock compensation upon adoption of SFAS 123R	—	—	(13,625)	13,625	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	5,236	5,236	$5,236
Unrealized loss on available-for-sale securities	—	—	—	—	(584)	—	—	(584)	(584)
Foreign currency translation adjustment	—	—	—	—	(92)	—	—	(92)	(92)

Total comprehensive income	—	—	—	—	—	—	—	—	$4,560

Balances as of June 30, 2006	94,546	$95	$3,347,195	$—	$(1,724)	$—	$(2,807,213)	$538,353

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2006	2005	2004
		Restated[1]	Restated[1]
Cash flows from operating activities:
Net income (loss)	$5,236	$(62,774)	$(30,454)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	22,879	19,736	23,160
Amortization of discount on convertible debt and debt debt issuance costs	1,081	1,005	813
Stock-based compensation	41,028	5,780	3,706
Write-off of stockholder note receivable	—	204	—
Other non-cash items	—	90	—
(Gain)/loss on disposal of property and equipment	(111)	(77)	350
Impairment of non-marketable securities	532	—	—
Provision for (recovery of) doubtful accounts	(280)	1,990	(1,333)
Accelerated depreciation on restructured property and equipment	414	15,608	813
Deferred taxes	(6,271)	(3,510)	(1,775)
Proceeds from sale of technology and other	(11,349)	—	—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(550)	(61,849)	(14,181)
Prepaid assets, deposits, and other assets	3,666	(7,423)	(708)
Accounts payable	(4,006)	5,392	853
Accrued liabilities	(6,526)	20,497	419
Accrued restructuring costs	(18,033)	43,436	(17,658)
Deferred revenue	(8,426)	14,277	(11,807)

Net cash provided by (used for) operating activities	19,284	(7,618)	(47,802)

Cash flows from investing activities:
Purchases of property and equipment	(12,962)	(12,416)	(7,004)
Proceeds from sale of property and equipment	—	124	43
Purchase of intangible assets	—	(450)	—
Proceeds from sale of technology and other	11,349	—	—
Restricted cash and investments	4,094	2,895	(5,113)
Acquisitions, net of cash acquired	(113,916)	(52,755)	—
Investment in non-marketable securities	—	(809)	—
Purchases of short-term investments	(402,987)	(123,829)	(173,005)
Proceeds from sales and maturities of short-term investments	310,050	153,836	164,910
Purchases of long-term investments	(108,791)	(4,613)	(62,688)
Proceeds from sales and maturities of long-term investments	20,687	38	24,581

Net cash used for investing activities	(292,476)	(37,979)	(58,276)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	322,503	22,981	18,193
Repayments of notes payable	(249)	(3,805)	—
Payment of notes receivable from stockholders	—	—	50
Proceeds from issuance of convertible debt, net	—	—	144,975

Net cash provided by financing activities	322,254	19,176	163,218

Effect of exchange rate on cash and cash equivalents	(93)	(586)	—

Net increase (decrease) in cash and cash equivalents	48,969	(27,007)	57,140
Cash and cash equivalents at beginning of year	126,462	153,469	96,329

Cash and cash equivalents at end of year	$175,431	$126,462	$153,469

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,479	$5,134	$12,550

Cash paid for interest	$5,222	$5,153	$2,078

Non-cash investing and financing activities:
Common stock issued related to acquisitions	$16,350	$18,123	$—

Transfers among short-term and long-term investments	$52,878	$23,527	$32,167

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

(1)    Organization

Openwave Systems Inc. (the “Company”), was incorporated in Delaware in 1994 and is the leading independent provider of software solutions for the communications and media industries. The Company provides software and services to mobile and wireline operators, broadband service providers, and handset manufacturers. Anchored by Open Mobile Alliance (“OMA”) standards, Openwave’s broad range of IP-based handset-to-network solutions enable the launch of services across networks and devices and include handset software, content delivery, adaptive messaging, location, music and video services.

(2)    Significant Accounting Policies

(a)    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)    Use of Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)    Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents comprises cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating by Moody’s of P-1 or higher or by Standard & Poor’s of A1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

The Company classifies its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized. The Company uses the specific-identification method in determining cost in calculating realized gains and losses. The Company invests in short-term and long-term investments with an investment rating by Moody’s of P-1 or higher and Standard & Poor’s of A1 or higher and a maturity of no greater than two years, and mutual funds with at least $50.0 billion in total assets and certain minimum investment ratings. Short-term investments have maturities of less than one year but longer than 90 days. The Company considers auction rate notes to be short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The objective of the Company’s policy is to protect the value of its fixed income investment portfolio while minimizing principal risk.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, the Company analyzes several factors, including: its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect the Company’s ability to collect outstanding receivables in the future, the Company may record additional provisions for doubtful accounts. The Company records the provision for doubtful accounts in general and administrative expense in the consolidated statement of operations.

(e)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

(f)    Restricted Cash and Investments

Restricted cash and investments comprise certificates of deposit and investments in U.S. Treasuries. The restricted cash and investments secure letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and certain covenants required by the Company’s convertible debt (see Notes 8 and 9 (a)).

(g)    Goodwill and intangible assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fiscal third quarter. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the carrying amount of goodwill is tested for impairment annually, or more frequently is facts and circumstances warrant a review. With the adoption of FAS 142, the Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under FAS 142. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the fiscal years ended June 30, 2006, 2005 and 2004 there were no impairments to goodwill.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any goodwill or intangible asset impairment charges in fiscal 2006, 2005 or 2004.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support, services, project/systems and content revenues. The Company licenses its server software primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force. The Company licenses its content primarily to wireless device manufacturers through its music and downloadable entertainment subsidiary, Musiwave.

As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition, With Respect to Certain Transactions”, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the above four criteria as follows:

Persuasive evidence of an arrangement exists.    The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard license arrangement with the Company.

Delivery has occurred.    The Company’s software may be either physically or electronically delivered to the customer. For those products that are delivered physically, the Company’s standard transfer terms are freight on board shipping point. For electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware via the Company’s file transfer protocol server. For content revenues, delivery is considered to have occurred when the end-user has downloaded the content from our server. If the Company’s contracts include customer acceptance criteria that the Company has not reliably satisfied at the time of delivery of its software, delivery, for purposes of related license revenue, occurs when such acceptance criteria is satisfied. For service arrangements with milestones, delivery occurs when milestones are reached or, if milestones are not substantive, delivery occurs as services are proportionally performed.

The fee is fixed or determinable.    Arrangement fees are generally due within one year or less from delivery. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. The Company’s communication service provider customers generally pay a per-subscriber fee or a fee for pre-purchased capacity usage of the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of its subscribers to use the Company’s software products is fixed and determinable at the outset. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for which a history of successful collections exist. New and existing customers go through an ongoing credit review process, which evaluates the customers’ financial positions, their historical payment history, and ultimately their ability to pay. If it is determined prior to revenue recognition that the collection of an arrangement fee is not probable, arrangement revenue is deferred and not recognized until the period a change in the assessment of collectibility is made, assuming all other revenue recognition criteria are satisfied.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multi-element arrangement is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE of fair value for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE of fair value for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; revenue from services is recognized as services are proportionately performed; and revenue from content is recognized when download services are rendered. New version coverage revenue is classified as license revenue in the Company’s consolidated statements of operations.

For its new version coverage and maintenance and support services elements, the Company determines that it has sufficient VSOE of fair value to allocate revenue to these elements when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or maintenance and support elements, the Company determined that it does not have sufficient VSOE of fair value to allocate revenue to these undelivered elements. In this case, provided that these elements are the only remaining undelivered elements in the arrangement, arrangement fees are recognized ratably over the expected period that maintenance and support and/or new version coverage is provided, assuming all other revenue recognition criteria are satisfied.

Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. In a multiple element arrangement when services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists for the services and the services are described in the arrangement such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services. If VSOE of fair value does not exist for the services or the services are not described in the arrangement such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services, then services are not accounted for separately. If the Company provides services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized by applying contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues from these arrangements are recognized under the percentage of completion method using an

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

input method based on the ratio of direct labor hours incurred to date to total projected direct labor hours except in circumstances where completion status cannot be reasonably estimated or inherent hazards exist, in which case the completed contract method is used.

In multiple element arrangements where the Company does not have VSOE of fair value for either services or maintenance and support, or both, the Company classifies revenue in its consolidated statement of operations based on derived fair value. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis and revenue derived is recognized ratably in the respective revenue classifications. Specifically, the Company classifies revenue first to either services or maintenance and support based on these respective element’s derived fair value and then the residual arrangement fee is classified as license revenue. Derived fair value for services or maintenance and support is considered to be the median rate determined in the Company’s analysis of separately sold services and maintenance and support in the applicable geographical region. This derived fair value for services or maintenance and support is then multiplied by the unit measure in the arrangement and the revenue is classified accordingly to services and maintenance and support, respectively, and any residual arrangement fee is classified as license revenue. Assuming all other revenue recognition criteria are satisfied, the derived services revenue, maintenance and support revenue, and any residual license revenue are recognized ratably over the longer of the maintenance and support period or services delivery period commencing when there is only one remaining undelivered element without VSOE of fair value.

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Services are generally billed on a time-and-materials or milestone-achieved basis. The Company may also bill the customer one flat fee for licenses and services. In these flat fee contracts, if services are described in the contract such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services, services are accounted for separately, assuming all other revenue recognition criteria are satisfied. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee service arrangements, the Company measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion. As of June 30, 2006 there were no losses estimated on existing fixed price arrangements.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also enters into certain perpetual license arrangements where the license revenue is not recognized upon delivery, but rather is recognized as follows, assuming that all other revenue recognition criteria have been met:

•	Contracts where the arrangement fee is not considered fixed or determinable. As discussed above, fees from such arrangements are recognized as revenue as the payments become due or when cash is received, if cash is received in advance of the due date.

•	Certain arrangements where the Company agrees to provide the customer with unspecified additional products for a specified term which are not covered by the Company’s new version coverage offering. License revenue from such arrangements is recognized ratably over the term the Company is committed to provide such additional products. If such arrangements also provide for fee terms that are not considered to be fixed or determinable, revenue is recognized in an amount that is the lesser of aggregate amounts due or the aggregate ratable amount that would have been recognized had the arrangement fees been considered fixed or determinable.

•	Certain multiple-element arrangements in which license fees are sold on a committed basis, but maintenance and support and/or new version coverage fees are payable based on contingent usage. For these arrangements, the Company recognizes license revenue ratably over the period the Company expects to provide maintenance and support and/or new version coverage, and recognizes the contingent usage-based fees for maintenance and support fees and/or new version coverage fees at the time such fees become fixed or determinable.

In certain arrangements that require SOP 81-1 contract accounting, the Company sells maintenance and support for which there is no VSOE of fair value. In such arrangements, the Company applies the completed contract method, recognizing all arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element.

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions. Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers. Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale and related overhead. Cost of content revenues consists primarily of royalties associated with customer downloads of Musiwave products.

(i)    Product Development Costs

The Company begins capitalizing software product development costs only after establishing technological feasibility, defined as a working model, and capitalization of costs ceases when the product is available for general release to customers. Amortization of these costs begins upon general release and represents the greater of the amount computed using (i) the ratio of current period’s gross revenues for the products to the total of current and anticipated future gross revenues for the products, or (ii) the straight-line method over the remaining estimated economic lives of the products.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To date, the Company’s software has been available for general release concurrent with or immediately following the establishment of technological feasibility and, accordingly, no product development costs have been capitalized.

(j)    Advertising expense

Advertising and promotion costs are generally charged to expense as incurred. Advertising costs totaled $3.5 million, $3.8 million and $3.1 million, for the years ended June 30, 2006, 2005 and 2004, respectively.

(k)    Stock-based Compensation

Change in Accounting Principle

Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R. “Share-Based Payment” (“FAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remained unvested on the effective date.

As a result of adopting FAS 123R on July 1, 2005, the Company’s income before income taxes and net income for the fiscal year ended June 30, 2006 was lower by $26.3 million than if it had continued to account for share-based compensation under APB 25. The impact to diluted net income per share for the fiscal year ended June 30, 2006 was $0.37 due to the adoption of FAS 123R.

As permitted under FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through June 30, 2005. Accordingly, the compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. The majority of stock-based compensation expense prior to the adoption of FAS 123R related to options granted with a strike price below the fair market value on the date of grant, nonvested stock grants which have an exercise price (typically $0.00) below market price, or to common stock issued to employees under retention agreements (refer to Note 10). The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
		Restated[1]	Restated[1]
Stock-based compensation related to:
Grants of nonvested stock	$10,416	$5,202	$3,150
Stock options granted to employees and directors	26,299	578	556
Issuance of common stock related to retention agreements	4,313	—	—

Stock-based compensation recognized in the statements of operations	$41,028	$5,780	$3,706

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended June 30, 2006, the Company recorded $1.8 million in tax benefits related to stock option expense recognized during the period.

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

Pro-forma disclosure for fiscal years ended June 30, 2005 and 2004

If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the fiscal years ended June 30, 2005 and 2004 the pro-forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2005	2004
	Restated[1]	Restated[1]
Net loss	$(62,774)	$(30,454)
Add: Stock-based compensation included in net loss, zero tax effect	5,780	3,706
Deduct: Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(26,936)	(54,047)

Pro-forma net loss	$(83,930)	$(80,795)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.94)	$(0.49)
As reported Pro forma	$(1.26)	$(1.30)

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

(l)    Foreign Currency Translation and Derivative Financial Instruments

The functional currency of the Company’s foreign subsidiaries is either the United States Dollar (“USD”) for subsidiaries that are an extension of the operations in the United States, or the local currency for other subsidiaries, such as Musiwave, S.A. Current assets and current liabilities recorded in foreign currencies whose functional currency is the USD are translated into USD at year-end exchange rates; non-monetary assets and liabilities are translated at historical exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments for subsidiaries with a USD functional currency are included in other income (expense), net in the consolidated statements of operations. The effects of foreign currency translation adjustments for subsidiaries with a local functional currency are included in accumulated other comprehensive income (loss) within equity in the consolidated balance sheet. All transactional gains or losses on foreign currency transactions are recognized in other income (expense), net in the consolidated statements of operations.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates internationally and is exposed to movements in foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, adjusts these instruments to fair value through operations. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying consolidated statements of operations totaled $(1.7) million, $0.5 million, and $(0.2) million for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, the Company had the following forward contracts (in 000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
JPY	200,000	115.03	9/29/2006
CAD	5,000	1.17	9/29/2006
AUD	3,000	1.41	9/29/2006
CAD	2,000	1.12	7/31/2006
EUR	2,000	0.80	7/31/2006
EUR	2,000	0.79	9/29/2006
Cross currency swaps:
JPY	700,000	116.40	12/30/2006
EUR	8,000	0.80	12/30/2006

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

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and, since the acquisition of Magic4 in July 2004, foreign currency translation adjustments. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive loss on its Consolidated Statements of Stockholders’

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity and Comprehensive Loss. The balance of foreign currency translation adjustments at June 30, 2006 and 2005 was $0.1 million and $0.6 million, respectively. The amount of unrealized loss on available-for-sale securities at June 30, 2006 and 2005 was $0.6 million and $0.3 million, respectively.

(o)    Financial Instruments and Concentration of Risk

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, long term investments, restricted cash and investments, and accounts payable, approximates fair value due to the short-term nature of these financial instruments. The fair value of the Company’s 2 3/4% convertible subordinated notes was approximately $135.6 million at June 30, 2006, based on quoted market information. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable investments, and trade accounts receivable.

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

A significant portion of the Company’s revenues are received from wireless mobile operators. There is a limited number of companies providing these services, which makes the Company susceptible to a concentration of risk if the demand for wireless mobile services were to decline. In addition, some of these wireless mobile operators have merged recently, including Sprint and Nextel in August 2005. The combined entity, Sprint Nextel, accounted for 20%, 25%, and 16% of our fiscal year 2006, 2005, and 2004 revenues, respectively. Any changes in the Company’s business relationship with Sprint Nextel could have an adverse impact on the consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Net Loss Per Share

Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, “Earnings Per Share”, for all periods presented. In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2006	2005	2004
		Restated[1]	Restated[1]
Net income (loss)	$5,236	$(62,774)	$(30,454)

Weighted average shares of common stock outstanding	82,809	67,410	62,716
Weighted average shares of restricted stock subject to repurchase	(578)	(760)	(406)

Weighted average shares used in computing basic net income (loss) per common share	82,231	66,650	62,310
Dilutive effect of restricted stock subject to repurchase	578	—	—
Dilutive effect of employee stock options	2,135	—	—
Dilutive effect of contingently issuable shares related to a business combination	372	—	—

Weighted average shares used in computing diluted net income (loss) per share	85,316	66,650	62,310

Basic net income (loss) per share	$0.06	$(0.94)	$(0.49)

Diluted net income (loss) per share	$0.06	$(0.94)	$(0.49)

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

The following table sets forth potential common stock that are not included in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	—	760	406
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income	—	7,535	8,102
Options that were excluded from the computation of dilutive shares outstanding because the exercise price exceeds the average market value of the Company’s common stock during the fiscal year	4,575	5,297	3,667
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	6,572
Contingently issuable shares related to a business combination	—	941	—

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Restatement and Reclassification of Consolidated Financial Statements

Prior fiscal periods have been restated to reflect (a) additional non-cash stock-based compensation expense and the associated payroll tax expense relating to employee stock and option grants prior to fiscal year 2006, (b) adjustments of income tax assets and liabilities, and (c) adjustments of accumulated deficit, deferred revenue, and accrued liabilities. In addition, we have reclassified certain accounts receivable and deferred revenue balances as of June 30, 2005 to conform to the current year presentation.

(a)    Stock Options:

On October 4, 2006, the Company announced that a Special Committee appointed by its Board of Directors (the “Special Committee”) was in the process of completing its independent review of our stock option grants and practices. The Special Committee reviewed all grants of options or restricted stock made by the Company from its predecessor company Phone.com’s IPO in June 1999 to September 2006. The Special Committee conducted its review with the assistance of independent legal counsel and forensic accountants. Over 56 million shares granted were reviewed, of which approximately 33% were remeasured based upon the review. The review included an extensive review of the Company’s accounting policies, accounting records, supporting documentation, and e-mail communications, as well as interviews with numerous current and former employees and current and former members of the Company’s board of directors. In summary, the Special Committee did not find evidence that lead it to conclude there was fraud in the granting of options. The Special Committee did not find evidence that lead it to conclude that the preparation of stock option documentation was done in a manner calculated to disguise the true nature of the option granting actions or to manipulate the exercise price of the option grants. However, the Special Committee’s review identified circumstances where the grant date used by the Company as the “measurement date” for accounting purposes (the “Record Date”) preceded the appropriate measurement date, as defined in the accounting literature.

As of October 16, 2006, instances where the Special Committee found that the Record Date preceded the appropriate measurement date principally fell into three categories:

•	The Special Committee found evidence to conclude that there were deficiencies in the process by which many options were granted through Unanimous Written Consent (“UWC”) by the Compensation Committee of the Board of Directors. The Record Date, which was based upon the typed “effective date”, of these grants was on or before the date distributed but often preceded the return of the signed consents and formal approval by Compensation Committee members. This was noted in the interviews conducted during the review, and supported by the dates noted on the telecopy header information of the returned consents. Accordingly, the Special Committee found that the appropriate measurement date likely differed from the Record Date of grants authorized through UWC of the Compensation Committee unless conclusive evidence was available to establish that the Record Date was appropriate.

•

The Special Committee found evidence to conclude that there were deficiencies in the process by which certain options were granted by the Stock Option Committee (“SOC”), a one-person committee with authority delegated from the Compensation Committee, consisting of the Company’s CEO. For certain grants, the SOC or an executive on his behalf, communicated to the Stock Administration group that the SOC had decided to grant stock options more than one day after the Record Date. Delays in communication

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were evidenced by the review of e-mail communication regarding notification of grants by the SOC to the Stock Administration group. Where the delay in communication occurred during a period in which the SOC did not follow routine, pre-selected grant dates (approximately from calendar 2001 to mid-2003), the Special Committee concluded that the appropriate measurement date likely differed from the Record Date for SOC option grants during this timeframe unless conclusive evidence was available to establish that the Record Date was appropriate.

•	The Special Committee found evidence suggesting that prior to the pooling-of-interests merger in November 2000, Software.com followed a procedure for granting options to new employees on a weekly basis retroactively, selecting the low price of the week.

As a result of the findings of the Special Committee, the Company remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. These adjustments relate solely to stock options granted prior to January 2005.

This additional expense is the result of options granted with an intrinsic value totaling $197.4 million. Intrinsic value is the quoted market price of the stock at the measurement date less the strike price the recipient would need to pay to exercise the option. The impact of amortizing the intrinsic value over the related service periods, after accounting for forfeitures, and the associated payroll tax expense is as follows:

Fiscal Year	Additional Expense
($000’s)
2000	$3,069
2001	135,414
2002	31,652
2003	10,318
2004	603
2005	645

Total for all fiscal years	$181,701

The impact to fiscal year 2001 reflects the large number of options remeasured with a substantial positive intrinsic value due to the increase in the stock price during that timeframe. Additionally, many options granted in fiscal year 2001 were cancelled during the same fiscal year with an agreement to reissue options six to seven months later with an exercise price equal to the stock price on the replacement grant date. The cancellation resulted in previously deferred compensation being recognized in an accelerated manner in fiscal 2001 as the cancellation was not as a result of failure of the employee to meet the service obligation.

The following describes the Company’s methodology for selecting the appropriate measurement date:

•	For certain grants, the Special Committee found objective evidence to identify and support a revised measurement date for approximately 73% of the $181.7 million incremental expense. This evidence consisted primarily of emails or telecopy header information confirming authorization and approval of a grant on a certain date, and to a lesser extent, filings with the SEC such as a Form 4. The Company used the revised measurement date to calculate the incremental expense.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	For certain grants made by UWC or by the SOC where the Special Committee did not find objective evidence to identify and support a revised measurement date, we applied the date such grants were entered into the options database. The Special Committee found that our process for recording grants was generally to have Stock Administration personnel enter grants into our options database once Stock Administration received complete documentation of the grants. Grants remeasured using the date such grants were entered into the options database accounted for approximately 16% of the $181.7 million incremental expense.

•	For options granted by Software.com, prior to the merger of Phone.com and Software.com in August 2000, we used the Friday of each week as the revised measurement date, resulting in approximately 11% of the $181.7 million incremental expense.

(b)    Income Tax Assets and Liabilities:

Previously, income tax assets were netted against income tax liabilities on a worldwide basis for purposes of presentation on the consolidated balance sheet. These tax assets and liabilities as of June 30, 2005 have been restated and are netted against one another only when the asset and liability relate to the same tax jurisdiction.

(c)    Deferred Revenue and Accrued Liabilities:

For years prior to fiscal 2005, the Company recognized a full month of maintenance and support revenues in the month the associated contract with the customer was executed. As of the beginning of fiscal year 2005, the Company began recognizing maintenance and support revenues based upon the actual days in the period. The previous method created an understatement of deferred revenue and accumulated deficit as of June 30, 2001 of $3.6 million. This error was partially offset by an unrelated under-recognition of revenues accumulating to $1.2 million during the same timeframe which relates to cash receipts from customers relating to billings not recorded as revenue. Previously, the $1.2 million was included in accrued liabilities. The net impact of these two errors to fiscal years 2002 through 2004 was immaterial.

(d)    Accounts Receivable and Deferred Revenue:

Certain unbilled accounts receivable and deferred revenue balances as of June 30, 2005 have been reclassified to conform to the current year presentation. Previously, unbilled accounts receivable balances and deferred revenue balances for the same customer contract were netted against one another. Under the current presentation, these unbilled accounts receivable and deferred revenue balances net against one another only when the receivable and deferred revenue relate to the same revenue type in a customer contract.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of the Financial Statement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet as of the fiscal year ended June 30, 2005 (in thousands):

	Fiscal Year Ended June 30, 2005
	Previously Reported	Adjustments		Restated
ASSETS
Current assets:
Cash and cash equivalents	$126,462	$—		$126,462
Short-term investments	110,093	—		110,093
Accounts receivable, net	136,865	142	(d)	137,007
Prepaid and other current assets	20,772	807	(b)	21,579

Total current assets	394,192	949		395,141
Property and equipment, net	16,765	—		16,765
Long-term investments, and restricted cash and investments	50,202	—		50,202
Deposits and other assets	5,099	1,320	(b)	6,419
Goodwill	44,073	—		44,073
Intangible assets, net	30,974	—		30,974

	$541,305	$2,269		$543,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,861	$—		$10,861
Accrued liabilities	53,140	(365	)(a),(b),(c)	52,775
Accrued restructuring costs	20,236	—		20,236
Deferred tax liabilities, net	1,289	(1,289	)(b)	—
Deferred revenue	65,623	2,359	(c),(d)	67,982

Total current liabilities	151,149	705		151,854
Accrued restructuring costs, net of current portion	77,261	—		77,261
Deferred revenue, net of current portion	3,408	1,448	(d)	4,856
Deferred rent obligations	691	—		691
Deferred tax liabilities, net of current portion	5,025	2,609	(b)	7,634
Convertible subordinated notes and other, net	147,367	—		147,367

Total liabilities	384,901	4,762		389,663

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000 shares authorized; 70,495 issued and outstanding	70	—		70
Additional paid-in capital	2,798,914	182,049	(a)	2,980,963
Deferred stock-based compensation	(13,163)	(462	)(a)	(13,625)
Accumulated other comprehensive loss	(1,048)	—		(1,048)
Accumulated deficit	(2,628,369)	(184,080	)(a),(c)	(2,812,449)

Total stockholders’ equity	156,404	(2,493)		153,911

	$541,305	$2,269		$543,574

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Adjustments reflect the recording of additional stock-based compensation accounted for under APB 25 and associated payroll tax expense as described under “(a) Stock Options” above.
(b)	Adjustments reflect the corrections described under “(b) Income Tax Assets and Liabilities” above.
(c)	Adjustments reflect the corrections described under “(c) Deferred Revenue and Accrued Liabilities” above.
(d)	Adjustments reflect reclassifications described under “(c) Accounts Receivable and Deferred Revenue” above.

The following table reconciles the adjustments by fiscal year and component of stockholders’ equity in the table above (in thousands):

Fiscal Year	Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Net Impact to Stockholders’ Equity
1999	$201	$(201)	$(588)	$(588)
2000	24,682	(21,613)	(3,606)	(537)
2001	150,796	(15,382)	(136,668)	(1,254)
2002	9,333	22,319	(31,652)	—
2003	(3,991)	14,309	(10,318)	—
2004	344	212	(603)	(47)
2005	684	(106)	(645)	(67)

	$182,049	$(462)	$(184,080)	$(2,493)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the years ended June 30, 2005 and 2004 (in thousands):

	Fiscal Year Ended June 30, 2005				Fiscal Year Ended June 30, 2004
	Previously Reported	Adjustments		Restated	Previously Reported	Adjustments		Restated
Revenues:
License	$175,565	$—		$175,565	$145,668	$—		$145,668
Maintenance and support	93,295	—		93,295	84,163	—		84,163
Services	75,422	—		75,422	47,015	—		47,015
Projects/Systems	39,353	—		39,353	13,945	—		13,945

Total revenues	383,635	—		383,635	290,791	—		290,791

Cost of revenues[1]:
License	8,972	—		8,972	7,783	—		7,783
Maintenance and support	31,873	14	(a)	31,887	24,588	8	(a)	24,596
Services	55,564	16	(a)	55,580	38,816	7	(a)	38,823
Projects/Systems	23,588	—		23,588	9,879	—		9,879

Total cost of revenues	119,997	30		120,027	81,066	15		81,081

Gross profit	263,638	(30)		263,608	209,725	(15)		209,710

Operating expenses[1]:
Research and development	95,787	91	(a)	95,878	94,150	385	(a)	94,535
Sales and marketing	99,117	273	(a)	99,390	98,289	113	(a)	98,402
General and administrative	49,289	251	(a)	49,540	35,091	90	(a)	35,181
Restructuring and other costs	70,560	—		70,560	2,426	—		2,426
Amortization of intangible assets	2,788	—		2,788	269	—		269

Total operating expenses	317,541	615		318,156	230,225	588		230,813

Operating loss	(53,903)	(645)		(54,548)	(20,500)	(603)		(21,103)
Interest income	5,510	—		5,510	4,357	—		4,357
Interest expense	(5,233)	—		(5,233)	(4,163)	—		(4,163)
Other income (expense), net	305	—		305	(206)	—		(206)

Loss before provision for income taxes	(53,321)	(645)		(53,966)	(20,512)	(603)		(21,115)
Income taxes	(8,808)	—		(8,808)	(9,339)	—		(9,339)

Net loss	$(62,129)	$(645)		$(62,774)	$(29,851)	$(603)		$(30,454)

Basic and diluted net loss per share:	$(0.93)	$(0.01)		$(0.94)	$(0.48)	$(0.01)		$(0.49)

Shares used in computing basic and diluted net loss per share	66,650	—		66,650	62,310	—		62,310
[1] Includes stock based compensation as follows:
Maintenance and support services	$—	$14		$14	$—	$8		$8
Services	—	16		16	—	7		7
Research and development	801	91		892	890	385		1,275
Sales and marketing	1,424	273		1,697	524	113		637
General and administrative	2,977	184		3,161	1,736	43		1,779

(a)	Adjustments reflect the recording of additional stock-based compensation accounted for under APB 25 and associated payroll tax expense as described under “(a) Stock Options” above.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“The Interpretation”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement method for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in our first quarter of fiscal 2008. The Company is currently analyzing the requirements of this Interpretation and has not yet determined its impact on our Consolidated Financial Statements.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company is currently using the rollover method for quantifying misstatements. The Company is currently analyzing the requirements of this Interpretation using the dual approach for quantifying misstatements, and has not yet determined its impact on our Consolidated Financial Statements.

In June 2006, the FASB reached a conclusion to the consensus reached in EITF issue 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option. The FASB concluded that the issuance of equity securities to settle a debt instrument, pursuant to the instrument’s original conversion terms, that became convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. As such, no gain or loss should be recognized related to the equity securities issued to settle the instrument. This issue is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(5)    Business Combinations and Purchase of Intangible Assets

Acquisition of Musiwave

On January 13, 2006, the Company acquired all of the outstanding issued share capital of Musiwave, a leading provider of mobile music entertainment services to operators and media companies primarily in Europe for the initial aggregate consideration of approximately $116.6 million (the “Initial Consideration”). As a result of the transaction, Musiwave became a wholly owned subsidiary of the Openwave. The Initial Consideration consists of the payment of cash consideration of $114.2 million and transaction costs of $2.4 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors, and transfer taxes.

In addition to the Initial Consideration, Openwave may pay contingent consideration amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable under the Earn Out is €15.0 million, or approximately $18.8 million using the exchange rate as of June 30, 2006, and is payable with a mixture of cash and common stock. The exact proportions of cash and common stock shall be determined by the Company prior to the payment date, provided that the cash portion shall not be less than 43.7%. The Earn Out is contingent upon Musiwave achieving certain financial targets during calendar year 2006, and is expected to be paid, if applicable, shortly thereafter. Any Earn Out payments made will be accounted for as additional purchase price and will increase goodwill and are to be paid in Euros when the contingency is resolved.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or $2.7 million, for retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount is being amortized over the 18 month period as compensation expense.

The acquisition supports the Company’s strategic focus to help its global customer base rapidly deploy revenue-generating communication, information and entertainment services to consumers. The results of Musiwave have been included in the Consolidated Financial Statements since January 13, 2006.

Purchase price allocation

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” the Company allocated the Initial Consideration to the net tangible and identifiable intangible assets, based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce. Under the purchase method of accounting, the Initial Consideration does not include the contingent consideration described above since the contingency is not resolved as of June 30, 2006. The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$2,693
Short term investments	902
Accounts receivable	14,851
Prepaid and other current assets	3,718
Other assets	305
Property, plant and equipment	1,662

Total tangible assets	24,131

Intangible assets:
Identifiable intangibles	37,330
Goodwill	88,383

Total intangible assets	125,713

Liabilities assumed:
Accounts payable and accrued liabilities	(21,140)
Deferred revenue	(1,508)
Notes payable	(533)
Deferred tax liability, net	(10,054)

Total liabilities assumed	(33,235)

Net assets acquired	$116,609

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of Openwave and Musiwave, on a pro forma basis, as though the companies had been combined as of the beginning of each of the

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the fiscal years ended June 30, 2006 and 2005 includes adjustments to amortization of acquired intangibles and adjustments to tax related effects of the acquisition.

The unaudited pro forma financial information for the fiscal year ended June 30, 2006 combines the historical results for Openwave for the fiscal year ended June 30, 2006 and the historical results for Musiwave for the period from July 1, 2005 to January 12, 2006. The unaudited pro forma financial information for the fiscal year ended June 30, 2005 combines the historical results for Openwave for that period, with the historical results for Musiwave for the fiscal year ended June 30, 2005. This supplemental information on an unaudited pro forma basis is as follows (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2006	2005
		Restated[1]
Total revenues	$430,789	$409,450
Net loss	$(3,251)	$(78,947)
Basic net loss per share	$(0.04)	$(1.18)
Diluted net loss per share	$(0.04)	$(1.18)

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Acquisition of Magic4

On July 30, 2004, the Company acquired all of the outstanding issued share capital of Magic4, a leading provider of messaging software for mass-market mobile phones, for initial aggregate consideration of $72.0 million (the “Initial Consideration”). The Initial Consideration consists of the following: (i) the payment of cash consideration of $54.2 million, (ii) the issuance of 1,135,712 shares of the Company’s common stock with an aggregate value of $12.3 million, (iii) Loan Notes in the amount of $3.8 million, and (iv) transactions costs of $1.7 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors, and transfer taxes. The shares issued were valued at $12.3 million based upon the 3-day weighted average closing price through the closing date of the acquisition. As of June 30, 2006, the Company had paid all of the Initial Consideration. The Loan Notes and accrued interest were repaid on April 30, 2005.

In addition to the Initial Consideration, the Company agreed to additional contingent consideration consisting of 1,135,730 shares of the Company’s common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be issued to the former holders of share capital of Magic4 on a pro-rata basis (the “Contingent Consideration”). Payment of the Contingent Consideration was contingent upon the continued employment with the Company of certain key employees of Magic4 for specified periods extending through January 2006. These key employees were also holders of the share capital of Magic4. On January 31, 2005, July 30, 2005, and January 31, 2006, the Company issued the first, second and final installments of the contingent consideration comprising 113,570, 454,273, and 567,887 shares of common stock to the former holders of the share capital of

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Magic4. The amount of the first, second and final installments issued to the key employees was 24,918, 93,281, and 119,857 shares, respectively, resulting in stock-based compensation expense of $339,000, $1.7 million and $2.6 million in the quarters ended March 31, 2005, September 30, 2005, and March 31, 2006, respectively, based upon the fair value of the stock at the dates of issuance. The fair value of the remaining 88,652, 360,992 and 448,030 shares issued to the non-employee shareholders in the first, second and final installments was $1.2 million, $6.7 million and $9.7 million, respectively, and was recorded as additions to goodwill. The sum of Initial Consideration and Contingent Consideration, excluding consideration paid to the key employees discussed above, paid as of June 30, 2006, was $89.5 million.

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations”, the Company allocated the Initial Consideration and Contingent Consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. Buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce, contributed to the recognition of goodwill. The Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$8,481
Accounts receivable	6,715
Prepaid and other current assets	872
Propertly, plant and equipment	315

Total tangible assets	16,383

Intangible assets:
Identifiable intangibles	25,609
Goodwill	59,701

Total intangible assets	85,310

Liabilities assumed:
Accounts payable and accrued liabilities	(1,991)
Deferred revenue	(901)
Deferred tax liability	(9,259)

Total liabilities assumed	(12,151)

Net assets acquired	$89,542

The goodwill of $59.7 is not tax-deductible for tax purposes. Pro forma financial statements have not been included as the amounts are not material to the consolidated financial results of the Company.

Acquisition of Cilys

On January 31, 2005, the Company consummated the acquisition of Cilys 53 Inc. (“Cilys”), a private company in the development stage and incorporated in Canada, acquiring the entire issued share capital of Cilys from the existing Cilys shareholders. As a result of the transaction, Cilys became a wholly owned subsidiary of Openwave. The purchase

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of approximately $9.7 million consisted of 314,104 shares of the Company’s common stock, valued at $4.3 million, or $13.62 per share using the market price on the closing date and cash in the amount of $4.9 million, and transaction costs of approximately $463,000.

Cilys is a wireless telecommunications software infrastructure vendor which makes data compression software for the communications industry. With the acquisition of Cilys, the Company strengthened its position as an open standards-based software provider for both wireless service providers and data phone manufacturers. As of January 31, 2005, the date of the acquisition, the technology acquired in the Cilys acquisition was approximately 98% complete, resulting in acquired core technology of $11.1 million identified as an intangible asset, along with $414,000 recorded as workforce in place.

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

Purchase of technology

In November 2004, the Company purchased developed and core technology from a private company. In addition to the initial consideration of $450,000 paid, the Company was contingently required to make payments of up to $850,000 upon the achievement of specified milestones. These milestones primarily related to future revenues generated from the license of the developed and core technology and would have been payable approximately 24 months from the signing of the purchase agreement. No contingent payments were earned under this agreement.

(6)    Geographic, Segment and Significant Customer Information

The Company’s Chief Executive Officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has organized its operations based on a single operating segment. The disaggregated revenue information reviewed on a product category basis by the CEO includes server software and services, client software and services and content revenues.

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

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
Disaggregated revenue
Server	$296,336	$294,518	$237,681
Client	99,896	89,117	53,110
Content	15,778	—	—

Total revenues	$412,010	$383,635	$290,791

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
United States	$178,975	$173,533	$117,989
Americas, excluding the United States	23,348	24,520	17,834
Europe, Middle East, and Africa	92,190	80,198	70,161
Japan	50,727	54,971	47,074
Asia Pacific, excluding Japan	66,770	50,413	37,733

	$412,010	$383,635	$290,791

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the fiscal years ended June 30, 2006, 2005 and 2004 was as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2006	2005	2004
Customer:
Sprint/Nextel	20%	25%	16%

(7)    Balance Sheet Components

(a)    Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, and investments (in thousands):

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$38,675	$—	$—	$38,675
Money Market Funds	67,678	—	—	67,678
Certificate of Deposit	46,143	—	(63)	46,080
Commercial Paper	67,293	—	(10)	67,283
Auction Rate Securities	108,840	—	—	108,840
Asset Backed Securities	12,983	—	(33)	12,950
Corporate Bonds	110,719	—	(437)	110,282
Federal Agencies	61,509	—	(306)	61,203

	$513,840	$—	$(849)	$512,991

Included in cash and cash equivalents	$175,431	$—	$—	$175,431
Included in short-term investments	256,982	—	(562)	256,420
Included in long-term investments	61,321	—	(287)	61,034
Included in restricted cash and investments	20,106	—	—	20,106

	$513,840	$—	$(849)	$512,991

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$37,735	$—	$—	$37,735
Money Market Funds	89,495	—	—	89,495
Taxable Auction Rate Securities	67,350	—	—	67,350
Certificate of Deposit	19,865	—	—	19,865
Corporate Bonds	13,236	—	(3)	13,233
Commercial Paper	11,923	—	(22)	11,901
U.S. Treasury Securities and Obligations of U.S. & State Government Agencies with unrealized loss	47,426	—	(248)	47,178

	$287,030	$—	$(273)	$286,757

Included in cash and cash equivalents	$126,462	$—	$—	$126,462
Included in short-term investments	110,169	—	(76)	110,093
Included in long-term investments	26,106	—	(197)	25,909
Included in restricted cash and investments	24,293	—	—	24,293

	$287,030	$—	$(273)	$286,757

As of June 30, 2006, each of the securities in an unrealized loss position in the above table have investment grade ratings and are in a loss position primarily due to increases in interest rates following the purchase of the investment. The Company expects to receive the full principal and interest on these securities. When evaluating the Company’s investments for possible impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in the above securities are considered to be temporary in nature and, accordingly, the Company does not believe these securities are impaired as of June 30, 2006.

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

	Fiscal Year ended June 30
	2006	2005	2004
Beginning Cost	$1,945	$1,136	$1,136
Add:
Purchases	—	809	—
Less:
Impairment	(532)	—	—

Ending Cost	$1,413	$1,945	$1,136

During fiscal year 2005, the Company invested $809,000 in cash in a private company.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(c)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2006	2005
		Restated[1]
Accounts receivable	$105,988	$120,158
Unbilled accounts receivable	52,966	24,056
Allowance for doubtful accounts	(6,407)	(7,207)

	$152,547	$137,007

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual terms.

Changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2006, 2005, and 2004, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense (recovery)	Write-offs	Balance at end of year
Fiscal Year ended June 30, 2006	$7,207	$(280)	$(520)	$6,407
Fiscal Year ended June 30, 2005	$6,095	$1,990	$(878)	$7,207
Fiscal Year ended June 30, 2004	$8,350	$(1,333)	$(922)	$6,095

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2006 and 2005 were as follows:

	% of Total Accounts Receivable at June 30,
	2006	2005
Customer:
Sprint Nextel	15%	18%

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2006	2005
Computer equipment and software	$74,308	$68,317
Furniture and equipment	3,619	4,318
Leasehold improvements	10,919	8,265

	88,846	80,900
Less accumulated depreciation and amortization	(68,062)	(64,135)

	$20,784	$16,765

Depreciation and amortization expense was $10.3 million, $10.9 million and $19.8 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

(e)    Goodwill and Intangible assets, net

The following table presents a roll-forward of the goodwill and intangibles, net from June 30, 2005 to June 30, 2006 (in thousands):

	June 30, 2005 Balance	Additions(a)	Amortization	June 30, 2006 Balance
Goodwill	$44,073	$104,734	$—	$148,807
Intangible assets:
Developed and core technology	21,874	—	(6,042)	15,832
Customer contracts—licenses	95	—	(24)	71
Customer contracts—support	121	—	(84)	37
Content	—	4,100	(320)	3,780
Customer relationships	8,515	24,700	(4,670)	28,545
Internal use software and other	369	8,530	(1,437)	7,462

	$75,047	$142,064	$(12,577)	$204,534

(a)	Additions to goodwill of $16.3 million were recorded in connection with the release of shares held previously in escrow related to the acquisition of Magic4 (see Note 5), and additions of $88.4 million were recorded in the quarter ended March 31, 2006 in connection with the acquisition of Musiwave (see Note 5). Additions to intangible assets of $37.3 million were recorded in connection with the acquisition of Musiwave during the quarter ended March 31, 2006 (see Note 5).

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a roll-forward of the goodwill and intangibles from June 30, 2004 to June 30, 2005 (in thousands):

	June 30, 2004 Balance	Additions	Amortization	June 30, 2005 Balance
Goodwill	$723	$43,350	$—	$44,073
Intangible assets:
Developed and core technology	1,548	25,715	(5,389)	21,874
Customer contracts—licenses	424	292	(621)	95
Customer contracts—support	—	197	(76)	121
Customer relationships	256	11,002	(2,743)	8,515
Workforce in place	—	414	(45)	369

	$2,951	$80,970	$(8,874)	$75,047

Total amortization expense related to intangible assets was as follows (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
Developed and core technology	$(6,042)	$(5,389)	$(1,575)
Customer contracts—licenses	(24)	(621)	(1,488)
Customer contracts—support	(84)	(76)	—
Content	(320)	—	—
Customer relationships	(4,670)	(2,743)	(269)
Internal use software and other	(1,437)	(45)	—

	$(12,577)	$(8,874)	$(3,332)

Amortization of acquired developed and core technology and customer license contracts is included in Cost of revenues—License. These assets are being amortized over an average useful life of four years.

Amortization of acquired customer support contracts is included in Cost of revenues—Maintenance and support. These assets are being amortized over an approximate useful life of two years.

Amortization of content is included in Cost of revenues—Content. These assets are being amortized over an approximate useful life of three years.

Amortization of acquired customer relationships and internal use software and other is included in Operating expenses. These assets are being amortized over an average useful life of six years.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of intangible assets at June 30, 2006 and 2005 was as follows (in thousands):

	June 30, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$30,735	$(14,903)	$15,832	$30,735	$(8,861)	$21,874
Customer contracts—licenses	4,342	(4,271)	71	4,342	(4,247)	95
Customer contracts—support	197	(160)	37	197	(76)	121
Content	4,100	(320)	3,780	—	—	—
Customer relationships	36,502	(7,957)	28,545	11,802	(3,287)	8,515
Internal use software and other	8,944	(1,482)	7,462	414	(45)	369

	$84,820	$(29,093)	$55,727	$47,490	$(16,516)	$30,974

Based upon intangible assets recorded as of June 30, 2006, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
2007	$16,524
2008	16,407
2009	10,637
2010	4,800
2011	4,800
Thereafter	2,559

$55,727

(f)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2006	2005
		Restated[1]
Accrued employee compensation	$21,612	$22,063
Income taxes payable	7,551	5,805
Other accrued liabilities	29,914	24,907

	$59,077	$52,775

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

(g)    Deferred Revenue

As of June 30, 2006 and 2005, the Company had deferred revenue of $65.8 million and $72.8 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $34.5 million and $52.3 million at June 30, 2006 and 2005, respectively.

(8)    Convertible subordinated notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $825,000 of the discount has been amortized during each of the fiscal years ended June 30, 2006 and 2005, respectively. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. Approximately $180,000 of debt issuance costs has been amortized during each of the fiscal years ended June 30, 2006 and 2005, respectively.

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

The Company evaluated the embedded conversion option as though it was a freestanding instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and concluded that embedded conversion option would not be accounted for separately by the Company. The Company concluded the holder’s right to demand repurchase of the debt in the event of a change in control does not create an embedded derivative since it does not create substantial premium or discount on redemption (the Notes are issued at par and the redemption is at par). The Company’s option to redeem the notes for cash after September 9, 2006, based on a contingent event does not create an embedded derivative, since it is within the control of the Company and there is no substantial premium or discount on redemption. Further, The Company evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and concluded there was no beneficial conversion feature, at the commitment date based on the allocated value of the Notes.

Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that was pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At June 30, 2006 and 2005, the balance of the pledged securities was $2.1 million and $6.1 million, respectively, and was recorded as restricted cash and investments within the Company’s consolidated balance sheets.

Pursuant to the issuance of the Notes, the Company agreed to maintain certain covenants. These covenants include, among others, (1) the timely payment of principal, premium, if any, and interest on the Notes; (2) the filing of our periodic and other reports we are required to file with the SEC pursuant to the Exchange Act with the trustee within 15 days after we file such reports with the SEC; and (3) the delivery to the trustee of a compliance certificate within 120 days of the end of each fiscal year.

If the Company fails to observe or correct certain covenants for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Notes. Upon an event of default, the trustee or holders of at least 25% in aggregate principal amount of the Notes may accelerate the Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority in aggregate principal amount of the Notes may rescind or annul acceleration and its consequences if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration.

On October 3, 2006, the Company received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-K for the period ended June 30, 2006. The filing of this Form 10-K with the trustee within the cure period will cure this default. On November 20, 2006, the Company received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-Q for the period ended September 30, 2006. This default remains outstanding.

(9)    Commitments and Contingencies

(a)    Leases

On February 28, 2005, the Company entered into two sublease agreements (the “Sublease Agreements”) with Informatica Corporation (“Informatica”) to lease office space in the buildings known as 2100 Seaport Boulevard (Floors 1-4) and 2000 Seaport Boulevard (2nd Floor and part of the 1st floor) in Redwood City, California. Collectively, the Sublease Agreements cover approximately 192,000 square feet (collectively, the “Premises”). The Premises serve as the Company’s corporate headquarters and the Company vacated its previous corporate headquarters located at 1400 Seaport Boulevard, Redwood City, California as of June 1, 2005.

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013; however, the Company has a one time right to terminate one or both of the Sublease Agreements on July 30, 2009 by giving written notice to

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s prior headquarters facility lease was entered into in March 2000 for approximately 283,000 square feet of office space located at 1400 Seaport Boulevard, Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The agreement originally required that the Company provide a letter of credit in the amount 125% of the security obligation of $16.5 million. The Company had initially pledged approximately $20.7 million of cash equivalents and investments to be held in trust as security. During fiscal year 2004, the Company renegotiated the security obligation requirements on the facility lease to remove the stipulation that cash equal to 125% of the letter of credit be restricted and replaced it with a stipulation that cash equal to 100% of the letter of credit be restricted with the condition that the collateral needs to be invested in certificates of deposits. As of June 30, 2006, the Company held approximately $16.5 million of certificate of deposits classified as restricted cash and investments related to this lease. Furthermore, the Company has guaranteed additional letters of credit and pledged approximately $0.7 million as of June 30, 2006 and $0.8 million as of June 30, 2005, respectively, for additional facility leases outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 3.7% as of June 30, 2006, and the resulting income earned is not subject to any restrictions.

The Company also has numerous facility operating leases at other locations in the United States and other locations throughout the world. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2006 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2007	$25,286	$(3,602)	$21,684
2008	23,019	(4,173)	18,846
2009	20,733	(3,170)	17,563
2010	21,116	(3,370)	17,746
2011	21,411	(3,226)	18,185
Thereafter	41,108	(5,915)	35,193

Total	$152,673	$(23,456)	$129,217

In July 2006, we finalized a sublease agreement for properties included in the FY 2005 Restructuring and the FY 2003 Q1 Restructuring.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended June 30, 2006, 2005 and 2004, was approximately $11.2 million, $17.3 million and $16.0 million, respectively, net of sublease income of $2.2 million, $1.5 million and $3.8 million for the years ended June 30, 2006, 2005 and 2004, respectively. Future net lease commitments include $79.5 million of accrued restructuring-related lease obligations (See Note 11).

(b)    Litigation

IPO securities class action.    On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. in re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are Openwave and five of the Company’s former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to an agreement extending the statute of limitations, through December 31, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Plaintiffs will dismiss and release all claims against the Openwave Defendants, in exchange for a contingent payment by the insurance companies responsible for insuring the issuers, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and the Company is awaiting a ruling. The Company believes a loss is not probable or estimable. Therefore no amount has been accrued as of June 30, 2006.

Shareholder Derivative Lawsuit.    On May 16, 2006, a report published by the Center for Financial Research and Analysis (“CFRA”) identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, we announced that we had received a letter of informal inquiry from the Securities Exchange Commission requesting documents related to our stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal court, purportedly on behalf of the Company, against various of the Company’s current and former directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants.

The state court actions, which are pending in the Superior Court for the County of San Mateo are captioned:

Hertz v. Black et al., Case No. CIV 455265

Smith v. Black et al., Case No. 455266

Busse v. Puckett et al., Case No. CIV 456226

On September 5, 2006, the state court consolidated the three actions pending before it and appointed a lead plaintiff and lead counsel. On August 21, 2006, the defendants filed a motion to stay the state court actions pending resolution of the federal actions. That motion is scheduled for December 4, 2006. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The consolidated state court action is in its very early stages.

The federal court actions, which are pending in the United States District Court for the Northern District of California, are captioned:

Hacker v. Peterschmidt et al., Civ. No. 3:06-cv-03468-SI;

Bowie v. Black et al., Civ. No. 3:2006-cv-04479-WHA;

Sherupski v. Puckett et al., Civ. No. 3:06-cv-04524-WHA;

Koning v. Puckett et al., Civ. No. 3:06-cv-04509-MJJ.

On October 11, 2006, the district court entered an order consolidating the four actions pending before it and appointed lead plaintiffs and lead counsel. The consolidated federal court action is in its very early stages. No amount is accrued as of June 30, 2006 as a loss is not considered probable or estimable.

Indemnification claims.    The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating the to Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. As of June 30, 2006, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable.

(c)    Contingencies

Due to the acquisition of Musiwave in January 2006, Openwave may pay contingent consideration amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable under the Earn Out is €15.0 million, or approximately $18.8 million using the exchange rate as of June 30, 2006, and is payable with a mixture of cash and common stock. The exact proportions of cash and common stock shall be determined by the Company prior to the payment date, provided that the cash portion shall not be less than 43.7%. The Earn Out is contingent upon Musiwave achieving certain financial targets during calendar year 2006, and is expected to be paid, if applicable, shortly thereafter. Any Earn Out payments made will be accounted for as additional purchase price and will increase goodwill and are to be paid in Euros when the contingency is resolved.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or $2.7 million, for retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount is being amortized over the 18 month period as compensation expense.

(10)    Stockholders’ Equity

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to acquire approximately 3.6 million shares of the Company’s common stock. The exercise price of the replacement options was $12.66 per share, which was equal to the market value of the Company’s common stock on the date of grant.

The exchange programs were designed to comply with FIN No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” and the Company did not incur any compensation charges as a result of these stock option exchange programs.

(c)    Stockholder Rights Agreement

On August 8, 2000, the Company entered into a rights agreement that entitles each holder of the Company’s common stock to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $500 per one one-thousandth of a share, subject to adjustment. Ten business days after a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, and except pursuant to an offer for all outstanding shares of the Company’s common stock which the independent directors of the Company determine to be fair and in the best interests of the Company, each holder of a right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock will thereafter have the right to receive, upon exercise of the right, shares of the Company common stock having a value equal to two times the exercise price of the right.

At any time until the tenth business day after a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, the Company may redeem the rights in whole, but not in part, at a price of $0.001 per right. This rights agreement will terminate on August 18, 2008, unless such date is extended or the rights are redeemed by the Company prior to such date.

This rights agreement may have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company in a manner which causes the rights to become discount rights unless the offer is conditional upon a substantial number of rights being acquired.

(d)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2006, options to purchase a total of 5,925,029 shares were outstanding under the 1995 Stock Plan. Additionally, options to purchase 10,666 shares under several other plans from which options are no longer granted are outstanding as of June 30, 2006.

As of June 30, 2006, the Company is authorized to issue up to 11,554,399 shares of common stock in connection with its 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) to directors, employees and consultants. Under the 1996 Stock Plan, options generally expire ten years from the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over a period of three to four

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years, with options for new employees generally including a one-year cliff period. As of June 30, 2006, the Company had a total of 481,627 shares of common stock available for grant, and options to purchase a total of 3,753,575 shares were outstanding under the 1996 Plan. Subsequently, this plan expired on September 25, 2006 and, accordingly, options can no longer be granted from the 1996 Stock Plan.

The Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of June 30, 2006, the Company had a total of 301,668 shares of common stock available for grant, and options for a total of 312,832 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2006, the Company had a total of 354,526 shares of common stock available for grant, and options for a total of 555,023 shares were outstanding under the 2001 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans stated above as of June 30, 2006:

June 30, 2006
1995 and 1996 Stock Plans	481,627
Directors’ Stock Plan	301,668
2001 Stock Plan	354,526
Miscellaneous	107,886

1,245,707

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2006, the Company has issued 4,632,552 shares under restricted stock purchase agreements, of which 740,735 shares have been repurchased and 1,618,221 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(f)    Employee Stock Purchase Plans

In 1999, the Company instituted the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), which was amended and restated effective April 11, 2002.

The ESPP provides for an automatic annual increase authorized shares (“Evergreen shares”) on the first day of the Company’s fiscal years beginning in 2000 through 2004 equal to the lesser of 601,750 shares or 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. On the first day of fiscal years 2005, 2006, 2007 and 2008, the ESPP provides for an automatic annual increase equal to the lesser of 268,417 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2006, the Openwave Employee Stock Purchase Plan (“ESPP”) had 4,542,543 shares authorized. Of these shares 2,336,551 shares are currently available for issuance. The available balance includes 1,471,916 unregistered Evergreen shares for fiscal years 2003 through 2005.

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains four six-month purchase periods within twenty-four month offering periods. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the ESPP is the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period and the end of each purchase period.

In October 2002, the ESPP was suspended and remained suspended at June 30, 2006. The Company plans to amend and reinstate the ESPP in January 2007. When amended, the ESPP will still be intended to qualify under Section 423 of the Internal Revenue Code and each offering will consist of one fixed six-month purchase period. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the ESPP is the lower of 85% of the fair market value of the Company’s common stock at the beginning and at the end of each six month purchase period.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)    Stock-based compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the last six years. Expected terms (in years) are derived from the average midpoint between vesting and the contractual term, as described in the SEC’s SAB No. 107, “Share-Based Payment.” Risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Fiscal Year ended June 30,
	2006	2005*	2004*
Expected volatility	93.4%	89.9%	129.0%
Expected dividends	0%	0%	0%
Expected term (in years)	5.75 - 6.06	2.41	3
Risk-free rate	4.5%	3.1%	2.7%

*	The assumptions used in 2005 and 2004 were used to calculate pro forma compensation expense per SFAS 123.

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity through June 30, 2006 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2003	9,250	$6.66
Options granted	9,247	11.71
Exercised	(3,880)	4.68
Forfeited, canceled or expired	(2,064)	11.21

Outstanding at July 1, 2004	12,553	10.19
Options granted	5,437	12.96
Exercised	(3,088)	7.44
Forfeited, canceled or expired	(2,393)	10.98

Outstanding at July 1, 2005	12,509	11.92
Options granted	4,389	17.69
Exercised	(4,415)	10.11
Forfeited, canceled or expired	(1,926)	13.28

Outstanding at June 30, 2006	10,557	$14.82	8.40	$6,380

Vested and Expected to Vest at June 30, 2006	8,987	$14.63	8.32	$6,139

Exercisable at June 30, 2006	3,751	$13.87	7.56	$4,789

The weighted average grant date fair value of options granted during the years ended June 30, 2006, 2005 and 2004 was $13.70, $6.56 and $8.10. The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 was $39.7 million, $19.9 million and $34.6 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity of the Company’s nonvested shares through June 30, 2006 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Grant Date Fair Value Per Share
Nonvested at July 1, 2003	483	$8.33
Nonvested shares granted	217	13.72
Vested	(392)	8.79
Forfeited	—	—

Nonvested at July 1, 2004	308	$11.54
Nonvested shares granted	1,425	12.23
Vested	(150)	11.82
Forfeited	(139)	10.76

Nonvested at July 1, 2005	1,444	$12.26
Nonvested shares granted	870	18.23
Vested	(500)	12.79
Forfeited	(196)	16.80

Nonvested at June 30, 2006	1,618	$15.06

As of June 30, 2006, there was $14.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis as the shares vest over the next 4 years. The total fair value of shares vested during the fiscal year ended June 30, 2006 was $5.1 million

During the quarter ended September 30, 2005, the Company accelerated the vesting of 77,780 share options held by the former CEO and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million for the quarter ended September 30, 2005.

During the quarter ended June 30, 2006, the Company accelerated the vesting of 626,703 share options and 290,000 stock option awards to two of the Company’s executives. As a result of the modification, the Company recognized additional compensation expense of $1.4 million for the quarter ended June 30, 2006.

On February 3, 2006, the FASB issued FASB Staff Position No. FAS 123R-4 “Classification of Options and Similar Instruments upon the Occurrence of a Contingent Event” (“FSP 123R-4”). FSP 123R-4 modified paragraphs 32 and A229 of FAS 123R that require awards under share-based payment plans to be classified as liabilities in the event that an entity could be required under any circumstance to settle the award by transferring cash or other assets. With the issues of FSP 123R-4, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. The Company has adopted FSP 123R-4 and has been compliant since its adoption of FAS 123R in July 2005. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the cash settlement feature in the event of change in control is within the control of the Company.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The alternative transition method includes

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R and the adoption did not have a material effect on its consolidated financial position, results of operations or cash flows.

On October 18, 2005, the FASB issued FASB Staff Position No. FAS 123R-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 provides guidance about the mutual understanding by the employee and employer of the key terms and conditions of a share-based payment award that is one of the criteria for determining the grant date under SFAS 123R. Under FSP 123R-2, a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if (a) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms of the award are expected to be communicated to all of the recipients within a relatively short period of time from the date of approval. The Company adopted FSP 123R-2 and has been compliant since its adoption of FAS 123R in July 2005. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(11)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced five separate restructurings during the years ended June 30, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2006 restructuring (FY2006 Restructuring), fiscal year 2005 restructuring (FY2005 Restructuring), the fiscal year 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

The following tables set forth the restructuring activity through June 30, 2006 (in thousands):

	FY 02 Restructuring Plan		FY 03, Q1 Restructuring Plan
	Facility	Severance	Facility	Severance	Other
Accrual balances as of June 30, 2003	$9,165	$81	$49,599	$1,002	$161
Activity for the year ended June 30, 2004:
New charges and adjustments to estimates(1)	824	—	576	(595)	(6)
Cash paid, net	(4,065)	(81)	(7,588)	(407)	(155)

Accrual balance as of June 30, 2004	5,924	—	42,587	—	—
Activity for the year ended June 30, 2005:
New charges and adjustments to estimates(2)	471	—	(24)	—	—
Cash paid, net	(3,758)	—	(6,629)	—	—

Accrual balance as of June 30, 2005	2,637	—	35,934	—	—
Activity for the year ended June 30, 2006:
New charges and adjustments to estimates(3)	—	—	1,085	—	—
Cash paid, net	(1,704)	—	(6,053)	—	—

Accrual balances as of June 30, 2006	$933	$—	$30,966	$—	$—

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	FY 03, Q4 Restructuring Plan			FY 05 Restructuring Plan	FY 06 Restructuring Plan		Total Accrual
	Facility	Severance	Other	Facility	Facility	Severance
Accrual balances as of June 30, 2003	$783	$5,639	$80				$66,510
Activity for the year ended June 30, 2004:
New charges and adjustments to estimates(1)	488	889	—				2,176
Cash paid, net	(673)	(6,370)	(80)				(19,419)

Accrual balance as of June 30, 2004	598	158	—				49,267
Activity for the year ended June 30, 2005:
New charges and adjustments to estimates(2)	(98)	(115)	—	$54,717			54,951
Reclassification from deferred rent	—	—	—	4,794			4,794
Cash paid, net	(241)	(43)	—	(844)			(11,515)

Accrual balance as of June 30, 2005	259	—	—	58,667			97,497
Activity for the year ended June 30, 2006:
New charges and adjustments to estimates(3)	—	—	—	(5,658)	$1,597	$4,178	1,202
Accretion expense	20	—	—	2,956	60	—	3,036
Reclassification from deferred rent	—	—	—	136	—	—	136
Cash paid, net	(117)	—	—	(9,939)	(659)	(3,935)	(22,407)

Accrual balances as of June 30, 2006	$162	$—	$—	$46,162	$998	$243	$79,464

(1)	Total charges does not include $0.8 million in fixed asset impairment charges, offset by $0.6 million on rent adjustments as represented on the Company’s Consolidated Statements of Operations under restructuring and other costs for the year ended June 30, 2004.
(2)	Total charges does not include $15.6 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for the year ended June 30, 2005.
(3)	Total charges does not include $0.4 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for the year ended June 30, 2006.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the probable outcome and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Since June 30, 2001, 22 sites have been vacated and 7 sites have been selected for downsizing.

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 400, 480, 200 and 63 employees during the FY2002, FY 2003 Q1, FY 2003 Q4, and FY2006 Restructuring plans, respectively.

Other

Other charges consist of fees resulting from termination costs of certain software license arrangements and other fees.

Restructuring Plans

The FY2006 Restructuring was implemented by the Company during the quarter ended September 30, 2005, to better distribute the Company’s resources between its client and server product groups. In addition, the Company incurred further facilities-related charges under the FY2005 Restructuring as it ceased using information technology labs in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities and accretion-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The accelerated depreciation was a non-cash charge and is not included in the restructuring liability table above. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Of the $1.2 million remaining restructuring accrual at June 30, 2006 we expect to pay $0.8 million through June 30, 2007 and $0.4 million thereafter through April 2013.

The FY2005 Restructuring was announced during the three months ended March 31, 2005 in relation to the Company relocating its headquarters from 1400 Seaport Boulevard to certain floors of 2100 and 2000 Seaport Boulevard in Redwood City, California in order to take advantage of more favorable office lease terms. The Company ceased use of its former headquarters in June 2005. Related to the decision to move headquarters, the Company recorded $14.8 million in accelerated depreciation related to a revision in the useful life of leasehold improvements and certain furniture at 1400 Seaport Boulevard. This was a non-cash charge and is not included in the restructuring liability table above. Of the $46.2 million remaining restructuring accrual at June 30, 2006 we expect to pay $8.6 million through June 30, 2007 and $37.6 million thereafter through April 2013.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in the Company’s workforce of approximately 200 employees. The majority of these reductions were completed by December 31, 2003. Also included in restructuring and other related costs on the consolidated statements of operations during the year ended June 30, 2005 was a non-cash loss of $0.8 million on the disposal of fixed assets from the early termination of a facility lease that was not previously included in the restructuring accrual. As this was a non-cash charge it is not included in the restructuring liability table above. Of the $0.2 million remaining restructuring accrual at June 30, 2006 we expect to pay $0.1 million through June 30, 2007 and $0.1 million thereafter through February 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in the Company’s workforce of approximately 480 employees as of June 30, 2003. Of the remaining $31.0 million accrual at June 30, 2006 we expect to pay $6.5 million through June 30, 2007 and $24.5 million thereafter through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 31, 2001 as a result of the Company’s desire to improve its cost structure and profitability. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 400 employees. Of the remaining $0.9 million accrual as of June 30, 2006, we expect to pay $0.5 million through June 30, 2007 and $0.4 million thereafter through November 2012.

The following table summarizes the future payments for liabilities by fiscal year (in thousands):

Year ending June 30,	Cash Obligation	Signed Sublease Payments[1]	Net Estimated Cash Payable
2007	$22,987	$(4,367)	$18,620
2008	19,247	(7,165)	12,082
2009	17,602	(6,414)	11,188
2010	18,079	(6,671)	11,408
2011	19,119	(6,546)	12,573
Thereafter	34,517	(12,004)	22,513

	$131,551	$(43,167)	$88,384

[1]	Previously estimated sublease was finalized in July 2006.

(12)    Income Taxes

Income before income taxes includes net income from foreign operations of approximately $5.6 million, $15.1 million and $5.3 million in fiscal 2006, 2005 and 2004, respectively.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
Current:
Foreign income tax	$1,303	$6,261	$2,950
Foreign withholding tax	8,502	6,057	8,164

Deferred:
Foreign	(6,160)	(3,510)	(1,775)

Total	$3,645	$8,808	$9,339

The following reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%) to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2006	2005	2004
		Restated[1]	Restated[1]
Federal tax expense (benefit) at statutory rate	$3,109	$(18,888)	$(7,179)
Foreign withholding taxes	8,502	6,057	8,164
Effect of foreign operations	(2,592)	(2,611)	(399)
Assets not benefited	—	22,438	10,818
Utilization of NOL carryforward	(5,067)	—	—
Change in reserve	(321)	800	—
Nondeductible expenses and other	14	1,012	(2,065)

Total tax expense	$3,645	$8,808	$9,339

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$476,098	$434,780
Accruals and allowances not deductible for tax purposes	74,114	109,488
Research and development credit and other credits carry-forwards	45,073	46,727
Intangible assets related to acquisitions	193,269	193,269
Stock based compensation	9,201	1,308

Total deferred tax assets, gross	797,755	785,572
Less: valuation allowance	(790,623)	(783,000)

Total deferred tax assets, net	7,132	2,572
Deferred tax liabilities:
Intangible assets related to acquisitions	(17,228)	(8,919)

Net deferred tax liabilities	$(10,096)	$(6,347)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for substantially all of its federal and state deferred tax assets, except to the extent of deferred tax liabilities in certain foreign jurisdictions, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The Company recorded deferred tax assets of $7.1 million, and $2.6 million as of June 30, 2006 and 2005, respectively, before consideration of deferred tax liabilities, for certain foreign subsidiaries, because it concluded that based on the historical taxable income of the respective foreign subsidiaries, it is more likely than not that the deferred tax assets will be realized.

Approximately $266.0 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the total $45.1 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.3 billion and $519.8 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $25.9 million and $19.2 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2010 through 2026. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2007 through 2015.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $54.5 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

(13)    Subsequent Events

On October 2, 2006, the Company completed its acquisition of SoloMio Corporation (“SoloMio”). In connection with the acquisition, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Syntax Acquisition, Inc., and SoloMio, dated September 18, 2006. Pursuant to the terms of the Merger Agreement, the Company acquired SoloMio for approximately $10.8 million cash consideration (before purchase price adjustments, if any, described below) and a contingent earn-out of up to an additional $5.5 million. The actual amount of the contingent earn-out payment, if any, will be determined based upon the achievement of certain financial targets by the SoloMio product line over various periods between closing and December 31, 2007. Of the approximately $10.8 million in cash paid upon completion of the transaction, $250,000 will be held in escrow pending the resolution of purchase price adjustments, if any (“Working Capital Hold-Back Amount”), $1.0 million

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be held in escrow for a 9 month period from the closing date (“Special Indemnity Amount”) and $1.5 million will be held for a 15 month period from the closing date (“Indemnity Hold-Back Amount”). The Special Indemnity Amount and the Indemnity Hold-Back Amount have been set aside to indemnify the Company for potential claims and litigation under the Merger Agreement.

On August 31, 2006, the Company announced its restructuring plan to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations (the “FY2007 Restructuring”). The Company incurred approximately $10.3 million in pre-tax restructuring and related charges associated with the FY2007 Restructuring during the first quarter of fiscal year 2007 and accelerated depreciation of abandoned assets to be recognized over the four months ending December 31, 2006. Included in the first quarter restructuring and other charges are approximately $7.8 million related to employee termination benefits and approximately $1.1 million in stock compensation expense related to employee termination benefits. Additionally, the Company incurred approximately $1.4 million related to accelerated depreciation of abandoned assets. The Company expects to incur additional charges of approximately $1.5 million during the second quarter of fiscal year 2007 related to the FY2007 Restructuring.

On November 1, 2006, the Board of Directors of the Company approved and adopted an Interim Stock Option Plan (the “Plan”) to allow the Company to create incentives for new employees through the grant of inducement stock awards.

The Plan provides for the grant of nonqualified stock options and restricted stock bonuses to new hire employees. All grants pursuant to the Plan will be approved by the Company’s Compensation Committee or a majority of independent directors. Provisions relating to exercise price, form of payment, vesting, exercisability and description of awards will be identical to those contained in the Company’s 2006 Stock Option Plan. Equity awards issued pursuant to the Plan will be deducted from the number of shares authorized under the 2006 Stock Option Plan. The Plan will terminate automatically upon stockholder approval of the 2006 Stock Option Plan.

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed November 7, 2006).

4.1	Rights Agreement by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, dated August 8, 2000, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate, as amended and restated in its entirety effective as of June 9, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Indenture by and among the Company and U.S. Bank National Association, as Trustee dated September 9, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.5	Registration Rights Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated dated September 9, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.2	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.3*	Openwave Systems Inc. 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).

10.4*	Openwave Systems Inc. 1999 Directors’ Stock Option Plan form of stock option agreement, amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.5*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.6*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.7*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.8*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.9*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

Exhibit Number	Description
10.10*	Amended and Restated Employment Terms Letter Agreement by and between the Company and Allen Snyder, dated October 4, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 8, 2004).

10.11*	Amended Employment Offer Letter Agreement by and between Openwave Systems Inc. and Allen Snyder, dated February 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 28, 2006).

10.12*	Employment Agreement by and between Openwave Systems Inc. and David C. Peterschmidt, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 5, 2004).

10.13	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.14*	Transition and Release Agreement between Openwave Systems Inc. and Don Listwin, dated July 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2005).

10.15*	Employment Offer Letter Agreement by and between Openwave and Harold (Hal) L. Covert, Jr., dated September 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 12, 2005).

10.16*	Employment Transition & Release Agreement by and between Openwave and Joshua Pace, dated September 12, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 12, 2005).

10.17*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.18*	Employment Offer Letter Agreement by and between Openwave Systems Inc. and David Whalen, dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 19, 2005).

10.19	Amended and Restated Stock Purchase Agreement, dated as of November 9, 2005, by and among Openwave Systems Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K/A filed November 14, 2005).

10.20	Underwriting Agreement, dated December 7, 2005 among Openwave Systems Inc. and Merrill Lynch & Co., Lehman Brothers, Inc., JP Morgan Securities, Inc. and Thomas Weisel Partners LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed December 8, 2005).

10.21*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.22*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.23*	Form of Executive Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed November 7, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement