Form 10-Q
period 2006-09-30
OPENWAVE SYSTEMS INC
filed 2006-12-22
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2006 there were 94,612,874 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	June 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$151,023	$175,431
Short-term investments	260,777	256,420
Accounts receivable, net	153,070	152,547
Prepaid expenses and other current assets	23,306	18,564

Total current assets	588,176	602,962

Property and equipment, net	21,315	20,784
Long-term investments and restricted cash and investments	93,319	81,140
Deposits and other assets	8,852	9,169
Goodwill	148,807	148,807
Intangible assets, net	51,584	55,727

Total assets	$912,053	$918,589

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,438	$14,951
Accrued liabilities	71,726	59,077
Accrued restructuring costs	26,153	18,542
Deferred revenue	54,369	58,964

Total current liabilities	168,686	151,534

Accrued restructuring costs, net of current portion	55,498	60,922
Deferred revenue, net of current portion	7,913	6,814
Deferred rent obligations	1,180	1,055
Deferred tax liabilities, net of current portion	8,809	11,417
Convertible subordinated notes and other, net	148,703	148,494

Total liabilities	390,789	380,236

Commitments and contingencies

Stockholders’ equity:
Common stock	95	95
Additional paid-in capital	3,354,038	3,347,195
Accumulated other comprehensive loss	(1,119)	(1,724)
Accumulated deficit	(2,831,750)	(2,807,213)

Total stockholders’ equity	521,264	538,353

Total liabilities and stockholders’ equity	$912,053	$918,589

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
License	$29,570	$48,714
Maintenance and support	22,813	24,388
Services	25,301	21,926
Projects/ Systems	6,127	8,314
Content	7,640	—

Total revenues	91,451	103,342

Cost of revenues:
License	3,302	3,780
Maintenance and support	7,829	7,795
Services	19,976	16,688
Projects/ Systems	2,398	4,775
Content	4,126	—

Total cost of revenues *	37,631	33,038

Gross profit	53,820	70,304

Operating expenses:
Research and development	20,317	24,155
Sales and marketing	27,609	29,506
General and administrative	16,848	17,663
Stock option review and related costs	5,492	—
Restructuring and other related costs	10,960	8,275
Amortization of intangible assets	2,454	714
Gain on sale of technology and other	(1,287)	(4,299)

Total operating expenses *	82,393	76,014

Operating loss	(28,573)	(5,710)
Interest income	6,305	1,901
Interest expense	(1,287)	(1,231)
Other income (expense) net	842	(1,000)

Loss before provision for income taxes	(22,713)	(6,040)
Income tax expense	1,824	1,636

Net loss	$(24,537)	$(7,676)

Basic net loss per share	$(0.27)	$(0.11)

Diluted net loss per share	$(0.27)	$(0.11)

Shares used in computing basic net loss per share	91,815	70,080

Shares used in computing diluted net loss per share	91,815	70,080

* Stock-based compensation by category:
Maintenance and support	$182	$401
Services	283	387
Research and development	585	2,028
Sales and marketing	2,678	4,565
General and administrative	1,978	2,823

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(24,537)	$(7,676)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	6,902	4,765
Stock-based compensation	5,706	10,204
Noncash restructuring charges	2,471	414
Provision for doubtful accounts	—	692
Amortization of discount on convertible debt and debt issuance costs	254	251
Loss on disposal of property and equipment	6	100
Deferred tax liability, net	(2,608)	(519)
Gain on sale of technology and other	(1,287)	(4,299)
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(523)	571
Prepaid assets, deposits, and other assets	(4,470)	1,260
Accounts payable	1,487	(4,267)
Accrued liabilities	12,774	1,700
Accrued restructuring costs	2,187	1,020
Deferred revenue	(3,496)	(7,222)

Net cash used for operating activities	(5,134)	(3,006)

Cash flows from investing activities:
Purchases of property and equipment	(4,655)	(3,319)
Net proceeds from sale of technology and other	1,287	4,299
Purchases of short-term investments	(43,571)	(60,758)
Proceeds from sales and maturities of short-term investments	55,069	51,687
Purchases of long-term investments	(31,175)	(3,147)
Proceeds from sales and maturities of long-term investments	1,680	4
Restricted cash and investments	2,045	2,116

Net cash used for investing activities	(19,320)	(9,118)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	25	14,239

Net cash provided by financing activities	25	14,239

Effect of exchange rates on cash and cash equivalents	21	—

Net increase (decrease) in cash and cash equivalents	(24,408)	2,115
Cash and cash equivalents at beginning of period	175,431	126,462

Cash and cash equivalents at end of period	$151,023	$128,577

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,528	$1,359

Cash paid for interest	$2,318	$1,258

Noncash investing and financing activities:
Common stock issued for acquisitions	$—	$6,696

Transfers among short-term and long-term investments	$15,500	$469

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2006 and June 30, 2006, and the results of operations for the three months ended September 30, 2006 and 2005 and cash flows for the three months ended September 30, 2006 and 2005. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Revenue Recognition

There have been no material changes to our revenue recognition policy from the information provided in Note 1 to the financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2006.

Stock Based Compensation

The Company accounts for its stock options under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123R Share-Based Payment (“FAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Three Months Ended September 30,
	2006	2005
Stock-based compensation related to:
Grants of nonvested stock	$1,185	$2,522
Stock options granted to employees and directors	4,521	5,952
Issuance of common stock related to retention agreements	—	1,730

Stock-based compensation recognized in the consolidated statements of operations	$5,706	$10,204

During the three months ended September 30, 2006, the Company recorded a $0.2 million tax benefit related to stock option expense recognized during the period. There was no tax benefit related to stock option expense recognized during the three months ended September 30, 2005.

During the quarter ended September 30, 2005, the Company accelerated the vesting of 77,780 share options held by the former CEO and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million for the quarter ended September 30, 2005.

The Company elected to amortize stock-based compensation for awards granted on or after the adoption of FAS 123R on July 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to July 1,

2005, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. This is the same manner applied in the pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, (“FAS 123”) for periods prior to the adoption of FAS 123R.

(a) Summary of Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of September 30, 2006, options to purchase a total of 5,528,077 shares were outstanding under the 1995 Stock Plan. Additionally, options to purchase 8,001 shares under several other plans from which options are no longer granted are outstanding as of September 30, 2006.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,531,282 shares of common stock had previously been authorized for issuance under the 1996 Stock Plan. As of September 30, 2006, options to purchase a total of 4,813,697 shares were outstanding under the 1996 Plan.

On November 1, 2006, the Board of Directors of the Company approved and adopted a stock option plan (the “Interim Plan”) to allow the Company to create incentives for new employees through the grant of inducement stock awards. The Interim Plan provides for the grant of nonqualified stock options and restricted stock bonuses to new hire employees. All grants pursuant to the Interim Plan will be approved by the Company’s Compensation Committee of the Board of Directors or a majority of independent directors. Provisions relating to exercise price, form of payment, vesting, exercisability and description of awards will be identical to those contained in the Company’s 2006 Stock Option Plan which is proposed for approval at the Company’s annual meeting of stockholders scheduled for January 17, 2007. Equity awards issued pursuant to the Interim Plan will be deducted from the number of shares authorized under the 2006 Stock Option Plan. The Interim Plan will terminate automatically upon stockholder approval of the 2006 Stock Option Plan.

The Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of September 30, 2006, the Company had a total of 303,334 shares of common stock available for grant, and options for a total of 311,166 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of September 30, 2006, the Company had a total of 378,115 shares of common stock available for grant, and options for a total of 526,056 shares were outstanding under the 2001 Stock Plan.

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through September 30, 2006, the Company has issued 4,892,552 shares under restricted stock purchase agreements, of which 837,714 shares have been repurchased and 1,558,208 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(b) Assumptions and Activity

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

	Three Months Ended September 30,
	2006	2005
Expected volatility	89.1%	103.4%
Expected dividends	0%	0%
Expected term (in years)	5.75-6.06	5.75-6.06
Risk-free rate	4.9%	4.1%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity through from July 1, 2006 September 30, 2006 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	10,557	$14.82	8.40	$6,380
Options granted	1,365	8.32
Exercised	(41)	3.38
Forfeited, canceled or expired	(695)	16.72

Outstanding at September 30, 2006	11,186	$13.95	8.35	$3,905

Vested and expected to vest at September 30, 2006	9,556	$13.95	8.26	$3,442

Exercisable at September 30, 2006	4,403	$13.93	7.51	$2,421

The weighted average grant date fair values of options granted during the quarters ended September 30, 2006 and 2005 were $6.28 and $14.97. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 were $0.2 million and $11.0 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares from July 1, 2006 through September 30, 2006 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2006	1,618	$15.06
Nonvested shares granted	260	8.09
Vested	(31)	16.40
Forfeited	(97)	16.89

Nonvested at September 30, 2006	1,750	$10.78

As of September 30, 2006, there was $12.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the three months ended September 30, 2006 was $0.5 million.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes .” The Interpretation prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in our first quarter of fiscal 2008. The Company is currently analyzing the requirements of this Interpretation and has not yet determined its impact on our Consolidated Financial Statements.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company’s current policy to evaluate errors is on a rollover basis. The Company is currently in the process of evaluating the effect of SAB No. 108 on our financial position and results of operations, and therefore is unable to estimate the effect on our Consolidated Financial Statements.

In June 2006, the FASB issued the consensus reached in EITF issue 05-1, “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option.” The FASB concluded that the issuance of equity securities to settle a debt instrument, pursuant to the instrument’s original conversion terms, that became convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. As such, no gain or loss should be recognized related to the equity securities issued to settle the instrument. The adoption of this issue is not expected to have a material impact on our results of operations, cash flows or financial position.

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

	Three Months Ended September 30,
	2006	2005
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	1,572	1,437
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	418	8,603
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	10,183	3,140
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154
Contingently issuable shares related to a business combination	—	716

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

The Company has organized its operations based on a single operating segment. The disaggregated revenue information reviewed on a product category basis by the CEO includes: 1) server software and services; 2) client software and related services; and 3) content.

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

Client software and related services primarily include the Openwave Mobile Browser, which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client, and Openwave Phone Suite.

Content relates to revenues generated by Musiwave, which was acquired on January 13, 2006. Musiwave provides wireless telecommunications operators with content for the client handset, such as music and other downloadable entertainment. Musiwave also provides the related hosting, implementation, and maintenance and support services to these wireless telecommunications operators.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Disaggregated revenue
Server	$64,116	$80,271
Client	19,695	23,071
Content	7,640	—

Total revenues	$91,451	$103,342

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company's revenue in different geographic regions was as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
United States	$38,216	$45,221
Americas, excluding the United States	4,641	4,852
Europe, Middle East, and Africa	20,440	23,104
Japan	10,424	12,781
Asia Pacific, excluding Japan	17,730	17,384

Total revenues	$91,451	$103,342

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three months ended September 30, 2006 and 2005 was as follows:

	% of Total Revenue Three Months Ended September 30,
	2006	2005
Customer:
Sprint Nextel	21%	24%

(4) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	September 30, 2006	June 30, 2006
Accounts receivable	$109,871	$105,988
Unbilled accounts receivable	48,833	52,966
Allowance for doubtful accounts	(5,634)	(6,407)

	$153,070	$152,547

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at September 30, 2006 and June 30, 2006 were as follows:

	% of Total Accounts Receivable
	September 30, 2006	June 30, 2006
Customer:
Sprint Nextel	17%	15%
Cingular	10%	8%

(b) Goodwill and Intangible Assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2006 to September 30, 2006 (in thousands):

	Balance as of June 30, 2006	Additions	Amortization	Balance as of September 30, 2006
Goodwill	$148,807	$—	$—	$148,807
Intangibles assets:
Developed and core technology	15,832	—	(1,491)	14,341
Customer contracts - licenses	71	—	(6)	65
Customer contracts - support	37	—	(21)	16
Content	3,780	—	(171)	3,609
Customer relationships	28,545	—	(1,716)	26,829
Internal use software and other	7,462	—	(738)	6,724

	$204,534	$—	$(4,143)	$200,391

Total amortization expense related to intangible assets during the three months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Developed and core technology	$1,491	$1,554
Customer contracts - licenses	6	6
Customer contracts - support	21	21
Content	171	—
Customer relationships	1,716	687
Internal use software and other	738	27

	$4,143	$2,295

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of content is included in Cost of Revenue – Content. Amortization of acquired customer relationships and internal use software and other is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of September 30, 2006 and June 30, 2006 (in thousands):

	September 30, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$30,735	$(16,394)	$14,341	$30,735	$(14,903)	$15,832
Customer contracts - licenses	4,342	(4,277)	65	4,342	(4,271)	71
Customer contracts - support	197	(181)	16	197	(160)	37
Content	4,100	(491)	3,609	4,100	(320)	3,780
Customer relationships	36,502	(9,673)	26,829	36,502	(7,957)	28,545
Internal use software and other	8,944	(2,220)	6,724	8,944	(1,482)	7,462

	$84,820	$(33,236)	$51,584	$84,820	$(29,093)	$55,727

The following table presents the estimated future amortization of the intangible assets, based upon intangible assets recorded as of September 30, 2006, (in thousands):

Fiscal Year	Amortization
2007 (remaining)	$12,382
2008	16,407
2009	10,640
2010	4,800
2011	4,800
2012	2,555

$51,584

(c) Deferred Revenue

As of September 30, 2006 and June 30, 2006, the Company had deferred revenue of $62.3 million and $65.8 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $45.2 million and $34.5 million as of September 30, 2006 and June 30, 2006, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2006	June 30, 2006
Unrealized loss on marketable securities	$273	$857
Cumulative translation adjustments	846	867

Accumulated other comprehensive loss	$1,119	$1,724

Comprehensive loss is comprised of net loss, change in unrealized loss on marketable securities, and change in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended September 30,
	2006	2005
Net loss	$(24,537)	$(7,676)
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	584	45
Change in accumulated foreign currency translation adjustments	21	—

Total comprehensive loss	$(23,932)	$(7,631)

In January 2006, the Company acquired Musiwave, which is considered a Euro functional entity. As such, foreign currency translation adjustments for Musiwave are recognized in other comprehensive income on the condensed consolidated balance sheet. The foreign currency translation adjustment for Musiwave was $21,000 in the quarter ended September 30, 2006.

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

In addition to the Initial Consideration, Openwave may pay contingent consideration amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable under the Earn Out is €15.0 million, or approximately $19.1 million using the exchange rate as of September 30, 2006, and is payable with a mixture of cash and common stock. The exact proportions of cash and common stock shall be determined by the Company prior to the payment date, provided that the cash portion shall not be less than 43.7%. The Earn Out is contingent upon Musiwave achieving certain financial targets during calendar year 2006, and is expected to be paid, if applicable, shortly thereafter. Any Earn Out payments made will be accounted for as additional purchase price and will increase goodwill and are to be paid in Euros when the contingency is resolved.

The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or approximately $2.9 million, using the exchange rate as of September 30, 2006, for the retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount will be amortized over the 18 month period as compensation expense.

The acquisition supports the Company’s strategic focus to help its global customer base rapidly deploy revenue-generating communication, information and entertainment services to consumers. The results of Musiwave have been included in the Condensed Consolidated Financial Statements since January 14, 2006.

(6) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2  3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $209,000 and $206,000 of the discount has been amortized during the three months ended September 30, 2006 and 2005. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. Approximately $45,000 of debt issuance costs has been amortized during each of the three months ended September 30, 2006 and 2005.

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

The Company evaluated the embedded conversion option as though it was a freestanding instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and concluded that embedded conversion option would not be accounted for separately by the Company. The Company concluded the holder’s right to demand repurchase of the debt in the event of a change in control does not create an embedded derivative since it does not create substantial premium or discount on redemption (the Notes are issued at par and the redemption is at par). The Company’s option to redeem the Notes for cash after September 9, 2006, based on a contingent event does not create an embedded derivative, since it is within the control of the Company and there is no substantial premium or discount on redemption. Further, The Company evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and concluded there was no beneficial conversion feature, at the commitment date based on the allocated value of the Notes.

Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that was pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At June 30, 2006, the balance of the pledged securities was $2.1 million. Upon the sixth interest payment in September 2006, amounts are no longer required to be pledged with respect to the Notes.

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

On November 20, 2006, the Company received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-Q for the period ended September 30, 2006. The filing of this Form 10-Q with the trustee by January 19, 2007 will cure this default.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs will dismiss and release all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and the Company is awaiting a ruling. On December 5, 2006, the Second Circuit Court of Appeals reversed the district court’s ruling certifying the cases as class actions. It is unclear what effect the Second Circuit reversal will have on the settlement or the Court ruling. In essence, the Court has stayed all proceedings, including consideration of the proposed settlement, pending a decision from the Second Circuit on whether it will hear further arguments on the class certification issue. The Company believes a loss is not probable or estimable. Therefore no amount has been accrued as of September 30, 2006.

Shareholder Derivative Lawsuit. On May 16, 2006, a report published by the Center for Financial Research and Analysis (“CFRA”) identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, we announced that we had received a letter of informal inquiry from the Securities Exchange Commission requesting documents related to our stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal court, purportedly on behalf of the Company, against various of the Company’s current and former directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

The state court actions, which are pending in the Superior Court for the County of San Mateo are captioned:

Hertz v. Black et al., Case No. CIV 455265

Smith v. Black et al., Case No. 455266

Busse v. Puckett et al., Case No. CIV 456226

On September 5, 2006, the state court consolidated the three actions pending before it and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On December 4, 2006, the state court granted the motion to stay. The state court actions will remain pending and Openwave and the individual defendants will be required to attend periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change.

The federal court actions, which are pending in the United States District Court for the Northern District of California, are captioned:

Hacker v. Peterschmidt et al., Civ. No. 3:06-cv-03468-SI;

Bowie v. Black et al., Civ. No. 3:2006-cv-04479-WHA;

Sherupski v. Puckett et al., Civ. No. 3:06-cv-04524-WHA;

Koning v. Puckett et al., Civ. No. 3:06-cv-04509-MJJ.

On October 11, 2006, the district court entered an order consolidating the four actions pending before it and appointed lead plaintiffs and lead counsel. The consolidated federal court action is in its very early stages. No amount is accrued as of September 30, 2006 as a loss is not considered probable or estimable.

Indemnification claims. The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. As of September 30, 2006, no amount is accrued for indemnifications.

(8) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced six separate restructurings during the years ending June 30, 2007, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2007 restructuring (FY2007 Restructuring), the fiscal year 2006 restructuring (FY2006 Restructuring), the 2005 restructuring (FY2005 Restructuring), the 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

During the quarter ended September 30, 2006, the Company implemented the FY2007 Restructuring to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $10.3 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets in the quarter ended September 30, 2006. Included in the restructuring and other charges are approximately $7.8 million related to employee termination benefits, $1.1 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation of abandoned assets.

During the quarter ending December 31, 2006, the Company expects to incur additional costs of up to approximately $2.0 million under the FY2007 Restructuring, relating to stock options modifications and employee termination benefits.

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

The following table sets forth the restructuring liability activity from June 30, 2006 through September 30, 2006 (in thousands):

	Restructuring Plan initiated in:
	FY 02	FY 03 Q1	FY 03 Q4	FY 05	FY 06		FY 07	Total Net
	Facility	Facility	Facility	Facility	Facility	Severance	Severance	Liability
Balance as of June 30, 2006	$933	$30,966	$162	$46,162	$998	$243	$—	$79,464

New charges (1)							7,843	7,843
Accretion expense			5	627	14			646
Cash paid, net of sublease income	(137)	(2,083)	(29)	(3,605)	(219)	(83)	(146)	(6,302)

Balance as of September 30, 2006	$796	$28,883	$138	$43,184	$793	$160	$7,697	$81,651

(1)	Total charges do not include $1.4 million of accelerated depreciation on fixed assets, as well as $1.1 million in stock based compensation expense charged to restructuring during the period.

As of September 30, 2006, the Company has contracts in place for approximately $42.7 million of sublease income from third parties on exited facilities. The following table sets forth the components of the estimated future cash flows relating to restructured facilities, prior to discounting for future accretion expense, at September 30, 2006 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2007 (remaining)	$16,443	$(3,897)	$12,546
2008	19,247	(7,165)	12,082
2009	17,602	(6,414)	11,188
2010	18,079	(6,671)	11,408
2011	19,119	(6,546)	12,573
2012	19,035	(6,568)	12,467
Thereafter	15,483	(5,436)	10,047

	$125,008	$(42,697)	$82,311

(9) Gain on Sale of Technology and Other

During the quarter ended September 30, 2005, the Company sold certain intellectual property relating to a non-core product. The gain of $4.3 million relates to the initial sale proceeds of $5.0 million less the associated legal and professional fees totaling $0.7 million. The Company will continue to provide services to its customers who have purchased the product from the Company under a reseller agreement entered into with the buyer of the technology. Additional sale proceeds of $1.3 million, which was previously held in escrow, were received by the Company in September 2006.

(10) Subsequent Event

On October 2, 2006, the Company completed its acquisition of SoloMio Corporation (“SoloMio”). In connection with the acquisition, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Syntax Acquisition, Inc., and SoloMio, dated September 18, 2006. Pursuant to the terms of the Merger Agreement, the Company acquired SoloMio for approximately $10.8 million cash consideration (before purchase price adjustments, if any, described below) and a contingent earn-out of up to an additional $5.5 million. The actual amount of the contingent earn-out payment, if any, will be determined based upon the achievement of certain financial targets by the SoloMio product line over various periods between closing and December 31, 2007. Of the approximately $10.8 million in cash paid upon completion of the transaction, $250,000 will be held in escrow pending the resolution of purchase price adjustments, if any (“Working Capital Hold-Back Amount”), $1.0 million will be held in escrow for a 9 month period from the closing date (“Special Indemnity Amount”) and $1.5 million will be held for a 15 month period from the closing date (“Indemnity Hold-Back Amount”). The Special Indemnity Amount and the Indemnity Hold-Back Amount have been set aside to indemnify the Company for potential claims and litigation under the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of Management and are subject to certain risks and uncertainties, including economic and market variables that may cause actual events, results or performance to differ materially from those indicated by such statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below in Part II, Item 4, under the subheading “Risk Factors” and elsewhere in this report. The occurrence of the events described in Part II, Item 4, under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and other risks identified from time to time in the Company’s public statements and reports filed with the Securities and Exchange Commission.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which was filed with the Securities and Exchange Commission on December 1, 2006, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.

Overview of Our Business and Products

Openwave Systems Inc. (“Openwave”) is the leading independent provider of open standards software solutions for the communications and media industries. We provide our customers with software and services designed to enable them to launch new revenue generating content and communications services such as messaging, location, browsing and music and entertainment content delivery rapidly.

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

For further detail regarding our products, please see our Annual Report on Form 10-K for our fiscal year ended June 30, 2006.

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in June 1999. Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.openwave.com or the SEC website at www.sec.gov, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference to this report.

Overview of Financial Results During the Three Months Ended September 30, 2006

The following table represents a summary of our operating results for our first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 (in thousands):

	Three Months Ended September 30,		Percent Change
	2006	2005
	(unaudited)
Revenues	$91,451	$103,342	-12%
Cost of revenues	37,631	33,038	14%

Gross profit	53,820	70,304	-23%

Operating expenses	82,393	76,014	8%

Operating loss	(28,573)	(5,710)	400%
Interest and other income (expense), net	5,860	(330)	-1876%

Income tax expense	1,824	1,636	11%

Net loss	$(24,537)	$(7,676)	220%

Revenues decreased 12% during the quarter ended September 30, 2006 compared to the corresponding period of the prior year. The decrease was primarily in license revenues, which declined by 39%. The decrease in license revenues was due to a decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of a recent merger. The decrease in revenues was partially offset by an increase in revenues from our acquisition of Musiwave in January 2006, which generated content-related revenue of $7.6 million in the quarter ended September 30, 2006. In addition, we are in the midst of a product transition that we anticipate will continue until we introduce new solutions and products, which we currently expect to launch in late fiscal 2007.

Operating expenses increased 8% during the quarter ended September 30, 2006 compared to the corresponding period of the prior year. Operating expenses were impacted by the following during the quarter ended September 30, 2006:

•	$5.5 million of stock option review and related costs associated with our internal stock option practices review announced in May 2006 which concluded in November 2006 and resulted in a restatement of stock-based compensation for all fiscal periods of fiscal 2000 through 2005; and

•	$3.0 million decrease in the gain on the sale of technology related to a non-core product; and

•	$1.7 million increase in amortization of intangible assets acquired in our acquisition of Musiwave in January 2006; offset by

•	$4.2 million decrease in stock-based compensation, which reflects a $1.7 million decrease in expense related to shares released from escrow in connection with the acquisition of Magic 4 in the prior year, as well as decreases in stock-compensation expense related to declining amortization related to awards being amortized on an accelerated basis under the methodology applied to awards granted prior to July 1, 2005. Awards granted after June 30, 2005 are amortized on a straight-line basis, as elected upon our adoption of FAS 123R. Assuming consistency in all other factors, the expense associated with awards amortized on a straight-line basis is expected to increase over the next three years, until the number of awards becoming fully vested approximates the number of award granted during a fiscal period.

See “Summary of Operating Results” immediately following “Critical Accounting Policies and Judgments” below for more detailed explanations of the operating results, as well as the Notes to the Consolidated Financial Statements in Item 1 above.

Operating Environment During the Three Months Ended September 30, 2006

As more consumers are using their mobile phones to access mobile content and services, we are working with carriers to help them increase overall access as well as to provide a more compelling user experience. In the quarter ended September 30, 2006, Openwave and Cingular reached a multi-year commercial agreement for the Openwave Mobile Access Gateway v6. This agreement will involve both companies working together to deliver a reliable and scalable data infrastructure for the growing mobile data traffic, including browsing, MMS and downloads.

We’ve extended our product line in this arena to include a suite of products we call Mobile Edge. Mobile Edge is designed to help operators increase their portal value and enable revenue-generating off-net content, an increasingly significant market opportunity as non-traditional portal players enter the mobile Internet space.

We are benefiting from the following events and developments on our network software side of the business:

•	During the quarter ended September 30, 2006, Alltel, a leading US operator, extended its commitment to the Mobile Access Gateway executing a multi-year contract to support increased demand among its 11 million subscribers for mobile information, communication and entertainment services.

•	In the messaging side of our business, our Adaptive Messaging suite of products and solutions continued to expand. This quarter, several new services were added to the portfolio, including Rich Mail, which allows broadband and mobile operators to brand and personalize their Web mail offerings, providing a dynamic experience rivaling that of a PC-based email program. This quarter we signed our second Rich Mail customer, Japan’s Softbank Telecom who will soon bring this new service to their broadband customers. We also announced a Network Address Book, designed to create a centralized and easily accessible repository in the operator’s network; and our Audio and Video Ringback solution, a content plus infrastructure solution comprised of our Adaptive Messaging Platform, as well as Musiwave’s content management platform and music content catalog. This product is currently in trials with a leading US operator.

•	Also in the quarter, we announced that Telefónica Móviles España, one of the world’s leading mobile telecommunications companies, has launched a mobile email service with our IP-based Adaptive Messaging platform. We also continue to maintain our leadership position in messaging anti-abuse with the customer announcement of Cox Communications.

•	To round out our portfolio, in October 2006, we acquired SoloMio, a leader in the subscriber call management space. SoloMio’s Smart Call platform brings core, real-time messaging functionality to our messaging portfolio. We look forward to working with their customer base, which includes three major Tier One operators in Europe, Middle East and Asia (“EMEA”), and helping carriers derive added value between their messaging products and ours. We’re also working to bring their unique service offering to customers where we have current messaging deployments

On the client side of our business, during the first quarter of fiscal 2007, we continue to service our handset manufacturer and OEM customers, and enable access to the latest content and services.

•	During the quarter ended September 30, 2006 we received interoperability test certification from KTF, the second largest carrier in Korea, on our next generation browser, which will be the only certified browser of choice for KTF subscribers. The next generation browser is based on Openwave’s Mercury Browser and was worked on with Geotel, one of Korea's leading wireless mobile solution companies

•	During the quarter ended September 30, 2006, we signed a two year licensing deal with LG Electronics for our browser. We also made a strategic commitment to partner to facilitate the broader distribution of our browser, and announced that we are working with Trolltech to port both the Mercury edition browser and MIDAS development environment onto their Qtopia Phone Edition Series 4, designed to support Linux-based handsets.

In the content business, we continue to experience momentum in the global mobile music market during the first quarter of fiscal 2007 with Musiwave. Musiwave is working closely with key European operator Telefónica Móviles España to simplify the user experience for all music-related content and services. Telefónica Spain is offering a dedicated, one-click artist portal for their subscribers via Musiwave technology that allows users to intuitively search and discover content by artist and song.

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

Stock-based compensation

Effective July 1, 2005, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.5 million increase in the fair value of options granted during the quarter ended September 30, 2006. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of FAS 123R would have resulted in a change of $0.3 million in stock-based compensation expense for the quarter ended September 30, 2006. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, Share-Based Payment. In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of options granted in the future.

Summary of Operating Results

Three Months Ended September 30, 2006 and 2005

Revenues

We generate five different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; project/systems revenues are derived from a porting services project and systems revenues which are comprised of packaged solution elements which may include our software licenses, professional services, third-party software and hardware; and content revenues which are derived from downloaded music and entertainment content.

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. Significant customers during the three months ended September 30, 2006 and 2005 include the following:

	% of Total Revenue Three Months Ended September 30,
	2006	2005
Customer:
Sprint Nextel	21%	24%

The following table presents the key revenue information for the three months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2006	2005
Revenues:
License	$29,570	$48,714	-39%
Maintenance and support	22,813	24,388	-6%
Services	25,301	21,926	15%
Project/ Systems	6,127	8,314	-26%
Content	7,640	—	N/A

Total Revenues	$91,451	$103,342	-12%

Percent of revenues:
License	32%	47%
Maintenance and support	25%	24%
Services	28%	21%
Project/ Systems	7%	8%
Content	8%	—

Total Revenues	100%	100%

License Revenues

License revenues decreased by 39% during the three months ended September 30, 2006 as compared to the corresponding period of the prior year. The decrease was due to a decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of a recent merger. This is particularly true in the United States and EMEA, which has lengthened the selling cycle for new projects during this time of transition. In addition, we are in the midst of a product transition that we anticipate will continue until we introduce new solutions and products, which we currently expect to launch in late fiscal 2007.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 6% for the three months ended September 30, 2006 compared to the corresponding period of the prior year. The decrease was attributable to the decrease in license revenues.

Services Revenues

Services revenue increased by 15% for the three months ended September 30, 2006, as compared to the corresponding period of the prior year. The increase was primarily attributed to increased interest in Openwave providing not only our software and support, but also integrating third party elements including hardware and related services as part of larger project base deals.

Project/Systems Revenues

Project/Systems revenues decreased by 26% for the three months ended September 30, 2006, as compared to the corresponding period of the prior year. In the prior year, there were two ongoing projects which generated project/systems revenues, whereas the project/systems revenues relate primarily to one new project for the three months ended September 30, 2006.

Content Revenues

Content revenues are a result of the acquisition of Musiwave in January 2006. Musiwave provides downloadable music and other entertainment, which comprised the $7.6 million of content revenue in the three months ended September 30, 2006. Content revenues are associated with the variable amounts charged to customers for downloads of Musiwave products, as well as implementation services and customer support related to content products.

Other Key Revenue Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Percent Change
	2006	2005
Disaggregated revenue:
Server	$64,116	$80,271	-20%
Client	19,695	23,071	-15%
Content	7,640	—	N/A

Total Revenues	$91,451	$103,342	-12%

The decreases in our server and client revenues are discussed above.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Percent Change
	2006	2005
Cost of revenues:
License	$3,302	$3,780	-13%
Maintenance and support	7,829	7,795	0%
Services	19,976	16,688	20%
Projects/ Systems	2,398	4,775	-50%
Content	4,126	—	N/A

Total Cost of Revenues	$37,631	$33,038	14%

	Three Months Ended September 30,
	2006	2005
Gross margin per related revenue category:
License	89%	92%
Maintenance and support	66%	68%
Services	21%	24%
Projects/ Systems	61%	43%
Content	46%	—
Total Gross Margin	59%	68%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 13% during the three months ended September 30, 2006, compared to the corresponding period of the prior year. The decrease is attributable to the decrease in license revenues of 39%, offset by expenses related to certain royalties which are amortized at a minimum amount over the period licensed to us, regardless of the associated revenues we record.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support was consistent during the three months ended September 30, 2006, as compared to the corresponding period of the prior year. Over longer periods of time we expect that our cost of maintenance and support would either increase or decrease in relation to the associated revenues.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services increased by 20% during the three months ended September 30, 2006, as compared to the corresponding period of the prior year. This increase was related to the 15% increase in service revenues, as well as an increase in costs of hardware resold to customers which carries a lower gross margin than services.

Cost of Project/Systems Revenues

Cost of project/systems revenues decreased by 50% during the three months ended September 30, 2006, as compared to the corresponding period of the prior year.

Cost of Content Revenues

Cost of content revenues increased during the three months ended September 30, 2006 due to the acquisition of Musiwave in January 2006.

Cost of content revenues consist primarily of royalties associated with customer downloads of Musiwave products, as well as the cost of implementation services and customer support associated with content products.

Operating Expenses

Operating expenses increased by 8% for the three months ended September 30, 2006, as compared to the corresponding period of the prior year.

The following table represents operating expenses for the three months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2006	2005
Operating expenses:
Research and development	$20,317	$24,155	-16%
Sales and marketing	27,609	29,506	-6%
General and administrative	16,848	17,663	-5%
Stock option review and related cost	5,492	—	N/A
Restructuring and other related costs	10,960	8,275	32%
Amortization of intangible assets	2,454	714	244%
Gain on sale of technology	(1,287)	(4,299)	-70%

Total Operating Expenses	$82,393	$76,014	8%

Percent of Revenues:
Research and development	22%	23%
Sales and marketing	30%	29%
General and administrative	18%	17%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development. We believe that investments in research and development, including recruiting and hiring of software developers, are critical to remain competitive in the marketplace and directly relate to continued development of new and enhanced products. While we continue to focus our attention on research and development, we undertook initiatives during our restructuring efforts during the three months ended September 30, 2005 to redistribute some of our research and development work offshore as well as increase our use of outside consultants.

During the three months ended September 30, 2006, research and development costs decreased 16% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, primarily through the prior year’s restructuring plan. Overall, labor costs decreased by $1.2 million over the prior year due to a reduction in headcount, and contingent worker expense decreased by $0.7 million due to the former MAG development team having moved from the research and development department to the services department since the prior year’s quarter. Additionally, we experienced a decline of $1.4 million in stock based compensation expense as compared to the corresponding period of the prior year.

Research and development expenses as a percentage of revenues remained relatively consistent, decreasing by 1% to 22% of revenues for the three months ended September 30, 2006 compared to 23% in the corresponding period of the prior year.

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

During the three months ended September 30, 2006, sales and marketing costs decreased by 6% compared to the corresponding period in the prior year. This decrease is primarily attributable to a decline in the average labor cost per head within the group, as several sales executives have left the Company due to the restructuring implemented during the quarter ended September 30, 2006.

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

During the three months ended September 30, 2006, general and administrative costs decreased 5% compared to the corresponding period in the prior year. The majority of this decrease can be attributed to bonus expense being lower during the current year’s quarter by approximately $0.8 million as compared to the prior year as a result of lower amounts being earned under the Company’s corporate incentive plan, which is based upon quarterly financial results.

Stock Option Review and Related Costs

During the fourth quarter of fiscal year 2006, the Board of Directors formed a Special Committee to investigate an informational request the Company received from the Securities and Exchange Commission regarding our historical stock option practices. As a result of the findings of the Special Committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. During this process, we incurred $5.5 million in additional professional fees, in particular related to legal, audit and consulting expenses during the quarter ended September 30, 2006. We expect additional stock option review and related costs during the second fiscal quarter of 2007 of approximately $1.1 million.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended September 30, 2006, increased by 32% over the same period in the prior year. This increase can be attributed to the new restructuring plan that the Company implemented during the first quarter of fiscal year 2007 which resulted in approximately $10.3 million in charges. This increase over the prior year was partially offset by the restructuring charges in the prior year’s fiscal quarter of $8.3 million.

Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended September 30,
	2006	2005
Developed and core technology	$1,491	$1,554
Customer contracts - licenses	6	6
Customer contracts - support	21	21
Content	171	—
Customer relationships	1,716	687
Internal use software and other	738	27

	$4,143	$2,295

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. The increase in amortization in fiscal year 2007 reflects the increase due to the acquisition of Musiwave in January 2006.

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

Gain on Sale of Technology and Other

During the quarter ended September 30, 2005, we sold certain intellectual property relating to a non-core product. The gain relates to the $5.0 million in initial sale proceeds less the associated legal and professional fees totaling $0.7 million. We will continue to provide services to our customers who have purchased the product from us in the past under a reseller agreement entered into with the buyer of the technology. The proceeds of $1.3 million which were previously held in escrow were received by us in September 2006 and recorded in Gain on sale of technology and other when received.

Interest Income

Interest income was approximately $6.3 million for the three months ended September 30, 2006, as compared to $1.9 million for the corresponding period of the prior year. The increase in interest income is due to interest earned on the proceeds from our equity offering in December 2005 which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments during the period ended September 30, 2006, as compared to the corresponding period of the prior year.

Interest Expense

Interest expense was approximately $1.3 million for the three months ended September 30, 2006, which was relatively consistent with the corresponding period in the prior year when interest expense was $1.2 million.

Other Income (Expense), net

Other income (expense), net was approximately $0.8 million during the three months ended September 30, 2006, as compared to $(1.0) million for the corresponding period of the prior year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense increased by 11% for the three months ended September 30, 2006 compared to the prior fiscal year due to higher taxes on foreign subsidiary earnings.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2006, we have foreign deferred tax assets recorded of approximately $8.4 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of September 30, 2006, we have approximately $15.9 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes, of which $9.7 million relates to the acquisition of Musiwave. During the three months ended September 30, 2006, we recorded a benefit of $1.3 million related to the periodic amortization of acquisition-related deferred tax liabilities.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first quarter of fiscal year 2007. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for a description of our facility leases. We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $42.7 million through our fiscal year 2010.

On January 13, 2006, in connection with our acquisition of Musiwave, in addition to the original consideration paid for the purchase, we agreed to additional contingent consideration consisting of amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable under the Earn Out is €15.0 million, or approximately $19.1 million using the exchange rate as of September 30, 2006, and is payable with a mixture of cash and common stock. The exact proportions of cash and stock shall be determined by Openwave prior to the payment date, provided that the cash portion shall not be less than 43.7%. The Earn Out is contingent upon Musiwave achieving certain financial targets during calendar year 2006, and is expected to be paid, if applicable, shortly thereafter. Any Earn Out payments made will be accounted for as additional purchase price and will increase goodwill and are to be paid in Euros when the contingency is resolved.

The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or $2.9 million using the exchange rate as of September 30, 2006, for retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount will be amortized over the 18 month period as compensation expense.

Off-Balance Sheet Arrangements

As of September 30, 2006, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of September 30 and June 30, 2006, respectively (in thousands):

	September 30, 2006	June 30, 2006	Percent Change
Working capital	$419,490	$451,428	-7%

Cash and cash investments:
Cash and cash equivalents	$151,023	$175,431	-14%
Short-term investments	260,777	256,420	2%
Long-term investments	75,258	61,034	23%
Restricted cash and investments	18,061	20,106	-10%

Total cash and cash investments	$505,119	$512,991	-2%

	Three Months Ended September 30,
	2006	2005
Cash used for operating activities	$(5,134)	$(3,006)
Cash used for investing activities	$(19,320)	$(9,118)
Cash provided by financing activities	$25	$14,239

We obtained a majority of our cash and investments through prior public offerings, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. We intend to use the cash provided by such financing activities for general corporate purposes, including potential future acquisitions or other transactions. In addition, we received approximately $145.7 million from the issuance of our $150 million convertible subordinated notes during the fiscal year ended June 30, 2004. While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working capital

Our working capital decreased by approximately $31.9 million, or 7%, from June 30, 2006 to September 30, 2006. The decrease was primarily attributable to the increase in long-term investments of $14.2 million due to portfolio investment activity, a $7.6 million increase in current portion of the restructuring liability due to our restructuring plan announced during the September 2006 quarter, an increase in accrued liabilities of $12.6 million, primarily related to $5.3 million in accrued stock option review costs and $3.1 million in accrued hardware purchases on behalf of customers in September 2006.

Cash used for operating activities

Cash used for operating activities was $5.1 million during the three months ended September 30, 2006, and $3.0 million in the corresponding period of the prior year. This increase in the use of cash from operations was primarily attributable to the increased net loss, net of non-cash items, which increased to $11.8 million during the three months ended September 30, 2006 versus $8.2 million during the three months ended September 30, 2005 as a result of the decline in revenues during the same period.

Cash used for investing activities

Net cash used in investing activities during the three months ended September 30, 2006 was $19.3 million, up $10.2 million from $9.1 million used in investing activities during the three months ended September 30, 2005. This change was primarily due to the $5.8 million increase in purchases of short-term and long-term investments, net of proceeds from maturities during the same timeframe, as well as a $3.0 decrease in gain on sale of technology.

Cash flows provided by financing activities

Net cash provided by financing activities decreased by $14.2 million during the three months ended September 30, 2006 as compared to the corresponding period of the prior fiscal year. The decrease was attributable to fewer stock option exercises in the quarter ended September 30, 2006, which was likely impacted by the decline in the stock price in that period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $0.8 million for the three months ended September 30, 2006. As of September 30, 2006, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
AUD	500	1.33	10/31/2006
AUD	1,000	1.33	12/29/2006
CAD	2,000	1.11	10/31/2006
CAD	4,000	1.11	12/29/2006
EUR	2,500	0.79	10/31/2006
EUR	1,000	0.79	10/31/2006
GBP	2,000	0.53	10/31/2006

Cross currency swaps:
EUR	8,000	0.80	12/30/2006
JPY	700,000	116.40	12/30/2006

(b) Interest Rate Risk

As of September 30, 2006, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $505.1 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than three years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2006 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2007	2008	Thereafter	September 30, 2006 Total	September 30, 2006 Total
Certificate of Deposit	$18,050	$—	$—	$18,050	$18,029
Commercial Paper	7,967	—	—	7,967	7,965
Corporate Bonds	94,857	39,519	32,704	167,080	166,902
Auction Rate Securities	102,940	—	—	102,940	102,940
Asset Backed Securities	—	2,691	8,620	11,311	11,294
Federal Agencies	13,951	15,000	—	28,951	28,905

Total	$237,765	$57,210	$41,324	$336,299	$336,035

Weighted-average interest rate			5.2%

Additionally, we had $18.1 million of restricted investments that were included within long-term restricted cash and investments on the consolidated balance sheet as of September 30, 2006, of which $0.3 million comprise a certificate of deposit to collateralize letters of credit for facility leases. $16.9 million of the balance comprises U.S. government securities pledged for payment of the remaining three semi-annual interest payments due under the terms of the convertible subordinated notes indenture. The remaining balance of $0.9 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 2.7% at September 30, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Specifically, we had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. As a result of the aforementioned material weakness, certain of our income tax balances contained errors which were, in the aggregate, material. These errors were corrected prior to the filing of our fiscal year 2006 consolidated financial statements.

(b) Changes in Internal Control Over Financial Reporting

As disclosed in our 2006 Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting as of June 30, 2006 related to our accounting for income taxes. Specifically, we had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. The following actions were taken during the quarter ended September 30, 2006 to begin remediation of the material weakness:

(i) we initiated a new procedural requirement of the completion of a comprehensive checklist to help ensure compliance with Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes, FAS No. 5, Accounting for Contingencies; and other relevant literature; and

(ii) modified our internal control over financial reporting to require a review of our quarterly and annual tax accounting by an independent accounting firm.

PART II Other Information

Item 1. Legal Proceedings

Shareholder derivative lawsuits.

On May 16, 2006, a report published by the Center for Financial Research and Analysis (“CFRA”) identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, we announced that we had received a letter of informal inquiry from the Securities Exchange Commission requesting documents related to our stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal court, purportedly on behalf of the Company, against various of the Company’s current and former directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

The state court actions, which are pending in the Superior Court for the County of San Mateo are captioned:

Hertz v. Black et al., Case No. CIV 455265

Smith v. Black et al., Case No. 455266

Busse v. Puckett et al., Case No. CIV 456226

On September 5, 2006, the state court consolidated the three actions pending before it and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On December 4, 2006, the state court granted the motion to stay. The state court actions will remain pending and Openwave and the individual defendants will be required to attend periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs will dismiss and release all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement requires approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and the Company is awaiting a ruling. On December 5, 2006, the Second Circuit Court of Appeals reversed the district court’s ruling certifying the cases as class actions. It is unclear what effect the Second Circuit reversal will have on the settlement or the Court ruling. In essence, the Court has stayed all proceedings, including consideration of the proposed settlement, pending a decision from the Second Circuit on whether it will hear further arguments on the class certification issue. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of September 30, 2006.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Severance and Release Agreement by and between Openwave Systems Inc. and Steve Peters, effective August 24, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2006

OPENWAVE SYSTEMS INC.

By:	/s/ Harold L. Covert
Harold L. Covert
Executive Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer
And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Severance and Release Agreement by and between Openwave Systems Inc. and Steve Peters, effective August 24, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.