Form 10-Q
period 2006-12-31
OPENWAVE SYSTEMS INC
filed 2007-02-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-16073

OPENWAVE SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Seaport Blvd. Redwood City, California	94063 (Zip Code)
(Address of principal executive offices)

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

As of January 31, 2006 there were 94,556,763 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2006	June 30, 2006

Assets
Current Assets:
Cash and cash equivalents	$170,937	$175,431
Short-term investments	222,130	256,420
Restricted cash	1,250	—
Accounts receivable, net	149,043	152,547
Prepaid expenses and other current assets	24,893	18,564

Total current assets	568,253	602,962

Property and equipment, net	21,710	20,784
Long-term investments and restricted cash and investments	83,374	81,140
Deposits and other assets	10,229	9,169
Goodwill	151,711	148,807
Intangible assets, net	53,833	55,727

Total assets	$889,110	$918,589

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,468	$14,951
Accrued liabilities	72,647	59,077
Accrued restructuring costs	16,617	18,542
Deferred revenue	55,452	58,964

Total current liabilities	156,184	151,534

Accrued restructuring costs, less current portion	55,822	60,922
Deferred revenue, less current portion	7,245	6,814
Deferred rent obligations	1,306	1,055
Deferred tax liabilities, less current portion	7,046	11,417
Convertible subordinated notes and other, net	148,605	148,494

Total liabilities	376,208	380,236

Commitments and contingencies

Stockholders’ equity:
Common stock	95	95
Additional paid-in capital	3,361,453	3,347,195
Accumulated other comprehensive loss	(1,120)	(1,724)
Accumulated deficit	(2,847,526)	(2,807,213)

Total stockholders’ equity	512,902	538,353

Total liabilities and stockholders’ equity	$889,110	$918,589

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues:
License	$24,789	$50,033	$54,359	$98,747
Maintenance and support	22,833	24,259	45,646	48,647
Services	25,990	28,282	51,291	50,208
Projects/ Systems	2,080	1,914	8,207	10,228
Content	8,212	—	15,852	—

Total revenues	83,904	104,488	175,355	207,830

Cost of revenues:
License	2,666	2,855	5,968	6,635
Maintenance and support	8,091	8,161	15,920	15,956
Services	19,522	19,351	39,498	36,039
Projects/ Systems	1,278	1,092	3,676	5,867
Content	3,478	—	7,604	—

Total cost of revenues *	35,035	31,459	72,666	64,497

Gross profit	48,869	73,029	102,689	143,333

Operating expenses:
Research and development	19,554	21,186	39,871	45,341
Sales and marketing	26,458	28,978	54,067	58,484
General and administrative	18,302	17,392	35,150	35,055
Stock option review costs	750	—	6,242	—
Restructuring and other related costs	2,024	(1,370)	12,984	6,905
Amortization of intangible assets	2,453	714	4,907	1,428
Gain on sale of technology and other	—	(3,250)	(1,287)	(7,549)

Total operating expenses *	69,541	63,650	151,934	139,664

Operating income (loss)	(20,672)	9,379	(49,245)	3,669
Interest income	5,966	2,916	12,271	4,817
Interest expense	(1,283)	(1,311)	(2,570)	(2,542)
Other income (expense), net	230	(606)	1,072	(1,606)
Impairment of non-marketable equity securities	—	(104)	—	(104)

Income (loss) before provision for income taxes	(15,759)	10,274	(38,472)	4,234
Income tax expense	17	1,830	1,841	3,466

Net income (loss)	$(15,776)	$8,444	$(40,313)	$768

Basic net income (loss) per share	$(0.17)	$0.11	$(0.43)	$0.01

Diluted net income (loss) per share	$(0.17)	$0.11	$(0.43)	$0.01

Shares used in computing basic net income (loss) per share	93,352	75,003	93,189	72,542

Shares used in computing diluted net income (loss) per share	93,352	79,433	93,189	77,224

* Stock-based compensation by category:
Maintenance and support	$423	$605	$605	$1,006
Services	541	512	824	899
Research and development	684	2,116	1,269	4,144
Sales and marketing	2,233	4,203	4,911	8,768
General and administrative	2,664	3,875	4,642	6,698
Restructuring and other related costs	1,687	—	2,798	—

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(40,313)	$768
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization of intangibles	14,253	9,346
Stock-based compensation	12,251	21,515
Noncash restructuring charges	4,158	414
Provision for doubtful accounts	1,978	718
Amortization of discount on convertible debt and debt issuance costs	506	503
Loss on disposal of property and equipment	51	104
Deferred tax liability, net	(4,371)	(1,523)
Gain on sale of technology and other	(1,287)	(7,549)
Impairment of non-marketable securities	—	104
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	2,733	(2,582)
Prepaid assets, deposits, and other assets	(7,279)	(403)
Accounts payable	(3,533)	1,549
Accrued liabilities	12,199	4,603
Accrued restructuring costs	(7,025)	(6,031)
Deferred revenue	(4,076)	(15,585)

Net cash provided by (used for) operating activities	(19,755)	5,951

Cash flows from investing activities:
Purchases of property and equipment	(7,807)	(6,005)
Acquisition, net of cash acquired	(8,532)	—
Restricted cash related to acquisition	(1,250)	—
Net proceeds from sale of technology and other	1,287	7,549
Purchases of short-term investments	(128,433)	(247,947)
Proceeds from sales and maturities of short-term investments	186,286	111,437
Purchases of long-term investments	(31,158)	(5,442)
Proceeds from sales and maturities of long-term investments	4,663	4
Restricted cash and investments	1,182	2,116

Net cash provided by (used for) investing activities	16,238	(138,288)

Cash flows from financing activities:
Payment on note payable	(305)	—
Proceeds from issuance of common stock, net of repurchases	(792)	299,587

Net cash (used for) provided by financing activities	(1,097)	299,587

Effect of exchange rates on cash and cash equivalents	120	—

Net increase (decrease) in cash and cash equivalents	(4,494)	167,250
Cash and cash equivalents at beginning of period	175,431	126,462

Cash and cash equivalents at end of period	$170,937	$293,712

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,376	$3,418

Cash paid for interest	$2,570	$1,538

Noncash investing and financing activities:
Common stock issued for acquisitions	$—	$6,696

Transfers among short-term and long-term investments	$23,312	$2,553

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2006 and June 30, 2006, and the results of operations for the three and six months ended December 31, 2006 and 2005 and cash flows for the six months ended December 31, 2006 and 2005. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The Company corrected its income tax expense for the quarter ended September 30, 2006 by reducing such expense by approximately $1.0 million in the quarter ended December 31, 2006. There is no impact to the income tax expense for the six months ended December 31, 2006.

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

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policy from the information provided in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2006.

Stock Based Compensation

The Company accounts for its stock options under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123R, Share-Based Payment, (“FAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Stock-based compensation related to:
Grants of nonvested stock	$994	$3,021	$2,179	$5,543
Awards accelerated in relation to restructuring	1,687	—	2,798	—
Stock options granted to employees and directors	5,551	8,290	10,072	14,242
Issuance of common stock related to retention agreements	—	—	—	1,730

Stock-based compensation recognized in the consolidated statements of operations	$8,232	$11,311	$15,049	$21,515

During the six months ended December 31, 2006 and 2005, the Company recorded a $0.3 million and $0.2 million tax benefit related to stock option expense recognized during the respective periods.

During the quarter ended September 30, 2005, the Company accelerated the vesting of 77,780 share options held by the former CEO and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million for the quarter ended September 30, 2005.

During the quarter ended December 31, 2006, the Company modified the vesting of 140,975 share options and 88,426 shares of restricted stock held by the former COO of the Company. The modification caused these grants to vest on November 30, 2006 to coincide with his final date of employment, as opposed to the previously agreed-upon vesting date of December 31, 2006. As a result of that modification of the share options, the Company recorded a reduction of compensation expense of $1.6 million for the quarter ended December 31, 2006, due to the reversal of previously recognized compensation expense related to options expected to be forfeited, off-set in part by compensation expense resulting from the modification. Additionally, the Company recorded $0.8 million in restructuring expense related to this acceleration, as this was accelerated based on the termination agreement entered into in connection with the FY 2007 Restructuring Plan.

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

(a) Summary of Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of December 31, 2006, options to purchase a total of 5,123,878 shares were outstanding under the 1995 Stock Plan. Additionally, options to purchase 7,968 shares under several other plans from which options are no longer granted are outstanding as of December 31, 2006.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,531,282 shares of common stock had previously been authorized for issuance under the 1996 Stock Plan. As of December 31, 2006, options to purchase a total of 4,494,217 shares were outstanding under the 1996 Plan.

The Openwave Systems Inc. 1999 Directors’ Stock Option Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of December 31, 2006, the Company had a total of 305,000 shares of common stock available for grant, and options for a total of 309,500 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of December 31, 2006, the Company had a total of 329,917 shares of common stock available for grant, and options for a total of 629,911 shares were outstanding under the 2001 Stock Plan.

The Company held its annual meeting of stockholders on January 17, 2007. At the meeting, the stockholders approved the Company’s 2006 Stock Incentive Plan (“2006 Plan”).

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s exercise price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through December 31, 2006, the Company has issued 4,892,552 shares under restricted stock purchase agreements, of which 901,964 shares have been repurchased and 1,035,949 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005*
Expected volatility	81.8%	91.6%	88.5%	94.8%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.75 - 6.06	5.75 - 6.06	5.75 - 6.06	5.75 - 6.06
Risk-free rate	4.6%	4.4%	4.8%	4.3%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity from July 1, 2006 to December 31, 2006 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at July 1, 2006	10,557	$14.82	8.40	$6,380
Options granted	1,484	8.36
Exercised	(43)	3.43
Forfeited, canceled or expired	(1,439)	14.97

Outstanding at December 31, 2006	10,559	$13.94	8.11	$3,645

Vested and expected to vest at December 31, 2006	9,338	$13.94	8.02	$3,291

Exercisable at December 31, 2006	5,205	$13.86	7.40	$2,380

The weighted average grant date fair values of options granted during the six months ended December 31, 2006 and 2005 were $6.28 and $13.33. The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 were $0.2 million and $16.9 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares from July 1, 2006 to December 31, 2006 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at July 1, 2006	1,618	$15.06
Nonvested shares granted	260	8.09
Vested	(681)	13.50
Forfeited	(161)	15.50

Nonvested at December 31, 2006	1,036	$14.60

As of December 31, 2006, there was $10.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the six months ended December 31, 2006 and 2005 was $9.2 million and $2.3 million.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes .” The Interpretation prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in the first quarter of fiscal 2008. The Company is currently analyzing the requirements of this Interpretation and has not yet determined its impact on the consolidated financial statements.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company’s current policy to evaluate errors on a rollover basis. The Company intends to adopt SAB No. 108 by the end of fiscal year 2007 and is currently in the process of evaluating the effect of SAB No. 108 on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

(2) Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average shares used in computing basic net income (loss) per common share	93,352	75,003	93,189	72,542
Dilutive effect of restricted stock subject to repurchase	—	1,738	—	1,587
Dilutive effect of employee stock options	—	2,124	—	2,453
Dilutive effect of contingently issuable shares related to a business combination	—	568	—	642

Weighted average shares used in computing diluted net income (loss) per common share	93,352	79,433	93,189	77,224

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive to the net income (loss) per share computation. The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	1,310	—	1,441	—
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	408	—	410	—
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	10,510	5,369	10,350	4,332
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154	8,154

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

Server software and services includes, but is not limited to: software which enables end users to exchange electronic mail, and multimedia messages from PCs, wireline telephones and mobile phones; software that contains the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users; our system solutions software and services and third-party hardware. Server software and services’ products includes the following: email, IP Voicemail, Messaging Anti-Abuse products and services, other messaging products, Openwave Mobile Access Gateway, Openwave Location Products, Multimedia Messaging Services (“MMS”), Openwave Provisioning Manager, and packaged solution elements which include software licenses, professional services, third-party software and hardware.

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

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Disaggregated revenue
Server	$65,330	$81,388	$129,446	$161,659
Client	10,362	23,100	30,057	46,171
Content	8,212	—	15,852	—

Total revenues	$83,904	$104,488	$175,355	$207,830

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa (“EMEA”). Information regarding the Company’s revenue in different geographic regions was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
United States	$33,918	$40,885	$72,134	$86,106
Americas, excluding the United States	7,022	6,965	11,663	11,817
Europe, Middle East, and Africa	21,104	26,469	41,544	49,573
Japan	8,897	13,732	19,321	26,513
Asia Pacific, excluding Japan	12,963	16,437	30,693	33,821

Total revenues	$83,904	$104,488	$175,355	$207,830

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three and six months ended December 31, 2006 and 2005 was as follows:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2006	2005	2006	2005
Customer:
Sprint Nextel	20%	21%	21%	23%

(4) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	December 31, 2006	June 30, 2006
Accounts receivable	$121,012	$105,988
Unbilled accounts receivable	35,706	52,966
Allowance for doubtful accounts	(7,675)	(6,407)

	$149,043	$152,547

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at December 31, 2006 and June 30, 2006 were as follows:

	% of Total Accounts Receivable
	December 31, 2006	June 30, 2006
Customer:
Sprint Nextel	21%	15%

(b) Goodwill and Intangible Assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2006 to December 31, 2006 (in thousands):

	Balance as of June 30, 2006	Additions	Amortization	Balance as of December 31, 2006
Goodwill	$148,807	$2,904	$—	$151,711
Intangibles assets:
Developed and core technology	15,832	6,010	(3,283)	18,559
Customer contracts - licenses	71	650	(143)	578
Customer contracts - support	37	180	(59)	158
Content	3,780	—	(342)	3,438
Customer relationships	28,545	—	(3,432)	25,113
Internal use software and other	7,462	—	(1,475)	5,987

	$204,534	$9,744	$(8,734)	$205,544

Total amortization expense related to intangible assets during the three and six months ended December 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Developed and core technology	$1,792	$1,505	$3,283	$3,059
Customer contracts - licenses	137	6	143	12
Customer contracts - support	38	21	59	42
Content	171	—	342	—
Customer relationships	1,716	687	3,432	1,374
Internal use software and other	737	27	1,475	54

	$4,591	$2,246	$8,734	$4,541

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

The following tables set forth the carrying amount of intangible assets, net as of December 31, 2006 and June 30, 2006 (in thousands):

	December 31, 2006			June 30, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying		Carrying	Carrying		Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$36,745	$(18,186)	$18,559	$30,735	$(14,903)	$15,832
Customer contracts - licenses	4,992	(4,414)	578	4,342	(4,271)	71
Customer contracts - support	377	(219)	158	197	(160)	37
Content	4,100	(662)	3,438	4,100	(320)	3,780
Cusomer relationships	36,502	(11,389)	25,113	36,502	(7,957)	28,545
Internal use software and other	8,944	(2,957)	5,987	8,944	(1,482)	7,462

	$91,660	$(37,827)	$53,833	$84,820	$(29,093)	$55,727

The following table presents the estimated future amortization of intangible assets, based upon the intangible assets recorded as of December 31, 2006, (in thousands):

Fiscal Year	Amortization
2007 (remaining)	$9,119
2008	17,917
2009	11,884
2010	6,048
2011	6,001
2012	2,864

$53,833

(c) Deferred Revenue

As of December 31, 2006 and June 30, 2006, the Company had deferred revenue of $62.7 million and $65.8 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $42.6 million and $34.5 million as of December 31, 2006 and June 30, 2006, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2006	June 30, 2006

Unrealized loss on marketable securities, net of taxes	$373	$857
Cumulative translation adjustments, net of taxes	747	867

Accumulated other comprehensive loss	$1,120	$1,724

Comprehensive loss is comprised of net loss, changes in unrealized loss on marketable securities, and changes in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$(15,776)	$8,444	$(40,313)	$768
Other comprehensive income (loss):
Change in unrealized loss on marketable securities, net of taxes	(100)	76	484	121
Change in accumulated foreign currency translation adjustments, net of taxes	99	—	120	—

Total comprehensive income (loss)	$(15,777)	$8,520	$(39,709)	$889

In January 2006, the Company acquired Musiwave, which is a Euro functional entity. As such, foreign currency translation adjustments for Musiwave are recognized in accumulated other comprehensive income on the condensed consolidated balance sheet.

(5) Acquisitions

Acquisition of SoloMio

On October 2, 2006, the Company acquired all of the outstanding issued share capital of SoloMio Corporation (“SoloMio”), for initial aggregate consideration of approximately $9.8 million (the “Initial Consideration”). The Initial Consideration consists of the payment of cash consideration of $9.5 million and transaction costs of $0.3 million, consisting primarily of professional fees.

The Initial Consideration does not include $1.25 million held in an escrow account for indemnification claims which has been reflected as restricted cash. If the escrowed amounts are released to the selling shareholders, the amounts currently recorded as restricted cash will be reclassified to goodwill on the consolidated balance sheet at the time of release.

Pursuant to the terms of the merger agreement, in addition to the Initial Consideration, Openwave may pay contingent consideration (“SoloMio Earn Out”) of up to an additional $5.5 million. The actual amount of the SoloMio Earn Out payments is determined based upon the achievement of revenue-related targets by the SoloMio product line over various periods between closing and December 31, 2007. No SoloMio Earn Out was achieved for the quarter ended December 31, 2006. The remaining potential SoloMio Earn Out pursuant to the merger agreement is $4.4 million as of December 31, 2006, which has the potential to be earned up to $1.1 million per quarter through December 31, 2007.

The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,282
Accounts receivable	1,207
Prepaid and other current assets	200
Property, plant and equipment	48

Total tangible assets	2,737

Intangible assets:
Identifiable intangibles	6,840
Goodwill	2,904

Total intangible assets	9,744

Liabilities assumed:
Accounts payable and accrued liabilities	(1,672)
Deferred revenue	(995)

Total liabilities assumed	(2,667)

Net assets acquired	$9,814

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

In addition to the Initial Consideration, Openwave may pay contingent consideration relating to a retention agreement (“Holdback Amount”). The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or approximately $3.0 million, using the exchange rate as of December 31, 2006, for the retention of certain key employees of Musiwave for an 18-month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount is being amortized over the 18 month period as compensation expense. As of December 31, 2006, €.6 million, or $0.8 million, of the Holdback Amount had been paid and €1.7 million, or $2.2 million using the exchange rate as of December 31, 2006 remained available for payment.

In addition to the Initial Consideration, the merger agreement contained a performance-based earn out (“Earn Out”) of up to €15.0 million contingent upon meeting certain financial targets during calendar year 2006. This Earn Out was not achieved and no amounts were payable as of December 31, 2006.

(6) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $207,000 and $416,000 of the discount has been amortized during the three and six months ended December 31, 2006, respectively, compared to approximately $207,000 and $413,000 in the corresponding periods of the prior year. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. Approximately $45,000 and $90,000 of debt issuance costs has been amortized during the three and six months ended December 31, 2006, equal to $45,000 and $90,000 for the corresponding periods of the prior fiscal year.

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

If the Company fails to observe or correct certain covenants for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Notes. Upon an event of default, the trustee or holders of at least 25% in aggregate principal amount of the Notes may accelerate the Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority in aggregate principal amount of the Notes may rescind or annul acceleration and its consequences if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration. As of December 31, 2006 the Company is in compliance with all debt covenants.

(7) Commitments and Contingencies

Litigation

IPO securities class action. On November 5, 2001, a purported securities fraud class action complaint was filed in the United States District Court for the Southern District of New York; in re Openwave Systems, Inc. (sic) Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are Openwave and five of the Company’s former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to an agreement extending the statute of limitations, through December 31, 2003. The complaint alleges liability as under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. Similar allegations were made in over 300 lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company has accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs will dismiss and release all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and the Company is awaiting a ruling. On December 5, 2006, the Second Circuit Court of Appeals reversed the district court’s ruling certifying the cases as class actions. It is unclear what effect the Second Circuit reversal will have on the settlement or the Court ruling. In essence, the Court has stayed all proceedings, including consideration of the proposed settlement, pending a decision from the Second Circuit on whether it will hear further arguments on the class certification issue. The Company believes a loss is not probable or estimable. Therefore no amount has been accrued as of December 31, 2006.

Shareholder Derivative Lawsuit. On May 16, 2006, a report published by the Center for Financial Research and Analysis (“CFRA”) identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, the Company announced that it had received a letter of informal inquiry from the Securities Exchange Commission requesting documents related to the Company’s stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal court, purportedly on behalf of the Company, against various of the Company’s current and former directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the backdating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

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

Hacker v. Peterschmidt et al., Civ. No. 3:06-cv-03468-SI;

Bowie v. Black et al., Civ. No. 3:2006-cv-04479-WHA;

Sherupski v. Puckett et al., Civ. No. 3:06-cv-04524-WHA;

Koning v. Puckett et al., Civ. No. 3:06-cv-04509-MJJ.

On October 11, 2006, the district court entered an order consolidating the four actions pending before it and appointed lead plaintiffs and lead counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. A motion to dismiss has been scheduled for late March, 2007. The consolidated federal court action is in its very early stages. No amount is accrued as of December 31, 2006 as a loss is not considered probable or estimable.

Delaware Litigation. On December 28, 2006, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively, “Harbinger”) filed a preliminary proxy that claimed that it purportedly had nominated two directors–James L. Zucco (“Zucco”) and Andrew Breen (“Breen”)—for election at Openwave’s January 17, 2007, annual shareholders’ meeting.

On that same day, Harbinger filed a complaint against the Company in the Delaware Court of Chancery, seeking an order from the Court that: (i) enjoins the Company from taking any steps to prevent or interfere with the nominations of Messrs. Zucco and Breen at the Company’s annual meeting of stockholders on January 17, 2007; (ii) declares the nominations of Messrs. Zucco and Breen as effective; and (iii) awards reasonable attorneys fees, and such other relief as just and equitable.

On January 17, 2007, the Company held its annual meeting of stockholders and determined that Harbinger failed to comply with the Company’s advance notice bylaws, and therefore their nominations for Messrs. Zucco and Breen were invalid. Nevertheless, the Openwave board determined to permit Zucco and Breen to be placed in nomination at the annual meeting on a provisional basis only, pending the final adjudication by the Court on whether Harbinger’s nominees were validly before the shareholders at the annual meeting.

On January 22, 2007, the Company responded to Harbinger’s complaint by filing a motion to dismiss. The Company also filed its own verified complaint in the Delaware Court of Chancery seeking, among other remedies, declarations that Harbinger did not comply with the Company’s bylaws and therefore its candidates were not properly nominated at the Annual Meeting, that Messrs. Peterschmidt and Held were rightfully elected to serve on the Company’s board of directors, and that Messrs. Zucco and Breen were not validly elected to the Company’s Board of Directors. Harbinger responded to the Company’s motion to dismiss by amending and restating its complaint seeking, among other remedies, a declaration that Mr. Zucco has been validly elected as a member of the Company’s board of directors and that a new election be held between Messrs. Peterschmidt, Held, and Breen for one board seat. Additionally, Harbinger filed a motion for a status quo order. The court has denied Harbinger’s motion for a status quo order, and the Company’s motion to dismiss is scheduled for March 2, 2007. If the Company’s motion to dismiss is denied, a trial on the matter has been scheduled for March 12-13, 2007.

Indemnification claims. The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. As of December 31, 2006, no amount is accrued for indemnifications.

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

During the quarter ended September 30, 2006, the Company implemented the FY2007 Restructuring to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $11.8 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets in the six months ended December 31, 2006. Included in the restructuring and other charges are approximately $7.6 million related to employee termination benefits, $2.8 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation of abandoned assets. Additionally, $0.6 million was recorded as restructuring expense which relates to facilities restructured under previous restructuring plans implemented prior to fiscal year 2007.

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

The following table sets forth the restructuring liability activity from June 30, 2006 through December 31, 2006 (in thousands):

	Restructuring Plan initiated in:
	FY 02	FY 03 Q1	FY 03 Q4	FY 05	FY 06		FY 07	Total Net
	Facility	Facility	Facility	Facility	Facility	Severance	Severance	Liability
Balance as of June 30, 2006	$933	$30,966	$162	$46,162	$998	$243	$—	$79,464
New charges (1)							7,843	7,843
Accretion expense			5	627	14			646
Cash paid, net of sublease income	(137)	(2,083)	(29)	(3,605)	(219)	(83)	(146)	(6,302)

Balance as of September 30, 2006	$796	$28,883	$138	$43,184	$793	$160	$7,697	$81,651

New charges (reversals) (2)	—	—	—	—	—	—	(273)	(273)
Accretion expense	—	—	5	594	11	—	—	610
Cash paid, net of sublease income	(137)	(1,558)	(29)	(2,623)	(129)	(73)	(5,000)	(9,549)

Balance as of December 31, 2006	$659	$27,325	$114	$41,155	$675	$87	$2,424	$72,439

(1)	Total charges do not include $1.4 million of accelerated depreciation on fixed assets, as well as $1.1 million in stock based compensation expense charged to restructuring during the period.
(2)	Total new charges do not include $1.7 million of stock based compensation expense charged to restructuring during the period.

As of December 31, 2006, the Company has contracts in place for approximately $42.2 million of sublease income from third parties on exited facilities. The following table sets forth the components of the estimated future cash flows relating to restructured facilities, prior to discounting for future accretion expense, at December 31, 2006 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2007 (remaining)	$12,107	$(3,426)	$8,681
2008	19,247	(7,165)	12,082
2009	17,602	(6,414)	11,188
2010	18,079	(6,671)	11,408
2011	19,119	(6,546)	12,573
2012	19,035	(6,568)	12,467
Thereafter	15,483	(5,436)	10,047

	$120,672	$(42,226)	$78,446

(9) Gain on Sale of Technology and Other

During the quarter ended December 31, 2005, the Company sold an intangible asset to a third party for $3.25 million in cash. This amount was received by the Company in December 2005 and was recorded in operating income under gain on sale of technology and other.

During the quarter ended September 30, 2005, the Company sold certain intellectual property relating to a non-core product. The gain of $4.3 million relates to the initial sale proceeds of $5.0 million less the associated legal and professional fees totaling $0.7 million. The Company will continue to provide services to its customers who have purchased the product from the Company under a reseller agreement entered into with the buyer of the technology. Additional sale proceeds of $1.3 million, which was previously held in escrow, were received by the Company in September 2006 and recorded as a gain on sale of technology and other.

(10) Subsequent Event

On January 4, 2007, the Company announced that it intends to repurchase up to $100 million of the Company’s common stock. On January 30, 2007, the Company entered into an agreement with Merrill Lynch to effect the stock repurchase whereby the Company agreed to purchase shares of its common stock from Merrill Lynch for an aggregate price of $100 million. Under the terms of the agreement Merrill Lynch will purchase shares in the open market and deliver those shares to the Company from time to time during the Company’s third and fourth fiscal quarters of 2007.

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

Overview of Financial Results During the Three and Six Months Ended December 31, 2006

The following table represents a summary of our operating results for our second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 (in thousands):

	Three Months Ended December 30,		Percent Change	Six Months Ended December 30,		Percent Change
	2006	2005		2006	2005
	(unaudited)			(unaudited)
Revenues	$83,904	$104,488	-20%	$175,355	$207,830	-16%
Cost of revenues	35,035	31,459	11%	72,666	64,497	13%

Gross profit	48,869	73,029	-33%	102,689	143,333	-28%
Operating expenses	69,541	63,650	9%	151,934	139,664	9%

Operating income (loss)	(20,672)	9,379	-320%	(49,245)	3,669	-1442%
Interest and other income (expense), net	4,913	895	449%	10,773	565	1807%
Income tax expense	17	1,830	-99%	1,841	3,466	-47%

Net income (loss)	$(15,776)	$8,444	-287%	$(40,313)	$768	-5349%

Revenues decreased 20% and 16% during the three and six months ended December 31, 2006 compared to the corresponding periods of the prior year. The decrease was primarily in license revenues, which declined by 50%. The decrease in license revenues was due to a decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of a recent merger. The decrease in revenues was partially offset by an increase in revenues from our acquisition of Musiwave in January 2006, which generated content-related revenue of $8.2 million in the quarter ended December 31, 2006. In addition, we are in the midst of a product transition that we anticipate will continue until we introduce new solutions and products, which we currently expect to launch in late fiscal 2007.

Operating expenses increased 9% during both the three and six months ended December 31, 2006 compared to the corresponding periods of the prior year. Operating expenses were impacted by the following during the six months ended December 31, 2006:

•

$6.2 million of costs associated with our internal stock option practices review announced in May 2006 which concluded in November 2006 and resulted in a restatement of stock-based compensation for all fiscal periods of fiscal 2000 through 2005;

•	$6.3 million decrease in the gain on the sale of technology related to a non-core product and other technology; and

•	$3.5 million increase in amortization of intangible assets acquired in our acquisition of Musiwave in January 2006 and SoloMio in October 2006; offset by

•

$8.8 million decrease in stock-based compensation, which reflects a $1.7 million decrease in expense related to shares released from escrow in connection with the acquisition of Magic 4 in the prior year, $1.6 million reduction in expense related to a modification of grants held by our former COO in connection with his termination on November 30, 2006, a $1.0 million reduction in expense during the six months ended December 31, 2006 related to cancellations of unvested restricted stock associated with our FY 2007 Restructuring Plan, as well as decreases in stock-compensation expense related to cancellations and declining amortization related to awards being amortized on an accelerated basis under the methodology applied to awards granted prior to July 1, 2005. Awards granted after June 30, 2005 are amortized on a straight-line basis, as elected upon our adoption of FAS 123R. Assuming consistency in all other factors, the expense associated with awards amortized on a straight-line basis is expected to increase over the next three years, until the fair value of awards becoming fully vested approximates the fair value of awards granted during a fiscal period.

See “Summary of Operating Results” immediately following “Critical Accounting Policies and Judgments” below for more detailed explanations of the operating results, as well as the Notes to the Consolidated Financial Statements in Item 1 above.

Operating Environment During the Three and Six Months Ended December 31, 2006

Openwave continues to work with carriers and handset manufacturers to enable the successful delivery of personalized content and communications. We are benefiting from the following events and developments on the network software side of our business:

•

In October 2006, Openwave announced the completion of its acquisition of SoloMio Corporation, a leading provider of integrated subscriber call management services. The acquisition extends Openwave’s Adaptive Messaging suite of products and services with real-time messaging functionality. Smart Call has been commercially deployed at global and tier one operators since 2003 and supports both pre-IMS and IMS architectures.

•

We also announced that TELUS, a leading Canadian telecommunications company, has selected Openwave Location Manager, Commercial Edition to help power its TELUS Navigator and TELUS Kid Find services, extending a well established relationship between the two companies.

•

Also in the quarter, we announced that we are now working with a new messaging anti-abuse partner, Commtouch, which has over 15 years of experience developing messaging software and is a global developer and provider of proprietary anti-spam, Zero-Hour virus protection and IP Reputation solutions. Openwave and Commtouch will work together to combat spam and malware for service providers worldwide.

•	Late in the second fiscal quarter of 2007 we signed a major systems deal and also disclosed that we have received two trial commitments for our new, Smart On Device Portal solution.

On the client side of our business, during the second quarter of fiscal 2007, we continue to service our handset manufacturer and OEM customers, and enable access to the latest content and services.

•

During the quarter we announced that Openwave Mobile Browser, Mercury Edition has been chosen to power KDDI’s EZweb services. The browser will be the third generation of Openwave software on KDDI handsets and further strengthens the commitment from KDDI and Openwave to deliver the most compelling mobile services available in the Japan market today.

•	We secured two new design wins for MIDAS, which is an extension of our client offering, with two large handset manufacturers.

In the content business, we continue to experience traction in the global mobile music market during the second quarter of fiscal 2007 with Musiwave.

•

Musiwave is working closely with key European operators including Vodafone UK and SFR. Musiwave products are supporting Vodafone UK’s hosted music services for music video downloads as well as music and video ringtones and artist wallpapers on Vodafone live! With SFR, France’s leading operator and affiliate of Vivendi and Vodafone, Musiwave implemented the Advanced Audio Coding format (AAC+) to enhance music offerings to their subscribers including reducing per-track download times by approximately 50%.

•

We also announced that Musiwave is working with TELUS, a leading national telecommunications company in Canada, to deliver North America’s first music subscription service for mobile phone users. The TELUS Mobile Music storefront is powered by Musiwave.

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

Stock-based compensation

Effective July 1, 2005, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.1 million increase in the fair value of options granted during the quarter ended December 31, 2006. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of FAS 123R would have resulted in a change of $0.1 million in stock-based compensation expense for the quarter ended December 31, 2006. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, Share-Based Payment. In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of options granted in the future.

Summary of Operating Results

Three and Six Months Ended December 31, 2006 and 2005

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the three and six months ended December 31, 2006 and 2005 we had one significant customer, as shown in the following table:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2006	2005	2006	2005
Customer:
Sprint Nextel	20%	21%	21%	23%

The following table presents the key revenue information for the three and six months ended December 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2006	2005		2006	2005
Revenues:
License	$24,789	$50,033	-50%	$54,359	$98,747	-45%
Maintenance and support	22,833	24,259	-6%	45,646	48,647	-6%
Services	25,990	28,282	-8%	51,291	50,208	2%
Project/ Systems	2,080	1,914	9%	8,207	10,228	-20%
Content	8,212	—	N/A	15,852	—	N/A

Total Revenues	$83,904	$104,488	-20%	$175,355	$207,830	-16%

Percent of revenues:
License	30%	48%		31%	48%
Maintenance and support	27%	23%		26%	23%
Services	31%	27%		29%	24%
Project/ Systems	2%	2%		5%	5%
Content	10%	—		9%	—

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues decreased by 50% and 45% during the three and six months ended December 31, 2006 as compared to the corresponding periods of the prior year. The decrease was due to a decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of a recent merger. This is particularly true in the United States and EMEA, which has lengthened the selling cycle for new projects during this time of reorganization. In addition, we are in the midst of a product transition that we anticipate will continue until we introduce new solutions and products, which we currently expect to launch in late fiscal 2007.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 6% for both the three and six months ended December 31, 2006 compared to the corresponding periods of the prior year. This decrease is related to the decrease in License Revenues as discussed above, which impacted maintenance revenues, particularly in the client product line in EMEA.

Services Revenues

Services revenue decreased by 8% for the three months and increased by 2% for the six months ended December 31, 2006, as compared to the corresponding periods of the prior year. The decrease in the three months ended December 31, 2006, was primarily related to the decrease in License revenues in the quarter. Overall for the six months ended December 31 2006, the slight increase in Services revenue was primarily attributed to increased interest in Openwave providing not only our software and support, but also integrating third party elements including hardware and related services as part of larger project base deals.

Project/Systems Revenues

Project/Systems revenues increased by 9% during the three months and decreased by 20% during the six months ended December 31, 2006, as compared to the corresponding periods of the prior year. In the prior year, there were two ongoing projects which generated project/systems revenues, whereas the project/systems revenues relate primarily to one new project for the three and six months ended December 31, 2006.

Content Revenues

Content revenues are a result of the acquisition of Musiwave in January 2006. Musiwave provides downloadable music and other entertainment, which comprised the $8.2 million and $15.9 million of content revenue in the three and six months ended December 31, 2006. Content revenues are associated with the variable amounts charged to customers for downloads of Musiwave products, as well as implementation services and customer support related to content products.

Other Key Revenue Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and six months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2006	2005		2006	2005
Disaggregated revenue:
Server	$65,330	$81,388	-20%	$129,446	$161,659	-20%
Client	10,362	23,100	-55%	30,057	46,171	-35%
Content	8,212	—	N/A	15,852	—	N/A

Total Revenues	$83,904	$104,488	-20%	$175,355	$207,830	-16%

The decrease in our total revenues, as discussed above, impacted server revenues less than the client revenues due to the higher mix of service revenues in the server product line.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three and six months ended December 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2006	2005		2006	2005
Cost of revenues:
License	$2,666	$2,855	-7%	$5,968	$6,635	-10%
Maintenance and support	8,091	8,161	-1%	15,920	15,956	0%
Services	19,522	19,351	1%	39,498	36,039	10%
Projects/ Systems	1,278	1,092	17%	3,676	5,867	-37%
Content	3,478	—	N/A	7,604	—	N/A

Total Cost of Revenues	$35,035	$31,459	11%	$72,666	$64,497	13%

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Gross margin per related revenue category:
License	89%	94%	89%	93%
Maintenance and support	65%	66%	65%	67%
Services	25%	32%	23%	28%
Projects/ Systems	39%	43%	55%	43%
Content	58%	—	52%	—

Total Gross Margin	58%	70%	59%	69%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 7% and 10% during the three and six months ended December 31, 2006, compared to the corresponding periods of the prior year. The decrease is attributable to the decrease in license revenues of 50%, and 45%, respectively, offset by expenses related to certain royalties which are amortized at a minimum amount over the period licensed to us, regardless of the associated revenues we record.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support was generally consistent during the three and six months ended December 31, 2006, as compared to the corresponding periods of the prior year. Over longer periods of time we expect that our cost of maintenance and support would either increase or decrease in relation to the associated revenues.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services increased by 1% and 10% during the three and six months ended December 31, 2006, as compared to the corresponding periods of the prior year. The increase during the six months ended December 31, 2006 was related to a $5.1 million increase in third party hardware costs.

Cost of Project/Systems Revenues

Cost of project/systems revenues consists of direct costs in fulfilling requirements under projects which comprise packaged solution elements which may include our software licenses, our professional services, and third-party software and hardware.

Cost of project/systems revenues increased by 17% during the three months and decreased by 37% during the six months ended December 31, 2006, as compared to the corresponding periods of the prior year. The increase during the three months ended December 31, 2006 was primarily related to a project that began in fiscal year 2007. The decrease during the six months ended December 31, 2006 was primarily related to a large project with Sprint Nextel (formerly Sprint) which was completed during the six months ended December 31, 2005.

Cost of Content Revenues

Cost of content revenues consist primarily of royalties associated with customer downloads of Musiwave products, as well as the cost of implementation services and customer support associated with content products.

Cost of content revenues increased during the three and six months ended December 31, 2006 due to the acquisition of Musiwave in January 2006.

Operating Expenses

Operating expenses increased by 9% for both the three and six months ended December 31, 2006, as compared to the corresponding periods of the prior year.

The following table represents operating expenses for the three and six months ended December 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2006	2005		2006	2005
Operating expenses:
Research and development	$19,554	$21,186	-8%	$39,871	$45,341	-12%
Sales and marketing	26,458	28,978	-9%	54,067	58,484	-8%
General and administrative	18,302	17,392	5%	35,150	35,055	0%
Stock option review costs	750	—	N/A	6,242	—	N/A
Restructuring and other related costs	2,024	(1,370)	248%	12,984	6,905	88%
Amortization of intangible assets	2,453	714	244%	4,907	1,428	244%
Gain on sale of technology	—	(3,250)	-100%	(1,287)	(7,549)	-83%

Total Operating Expenses	$69,541	$63,650	9%	$151,934	$139,664	9%

Percent of Revenues:
Research and development	23%	20%		23%	22%
Sales and marketing	32%	28%		31%	28%
General and administrative	22%	17%		20%	17%

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

During the three months ended December 31, 2006, research and development costs decreased 8% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our restructuring plan announced in August 2006. Contingent worker expense decreased by $0.5 million, and we experienced a decline of $1.4 million in stock based compensation expense as compared to the corresponding period of the prior year.

During the six months ended December 31, 2006, research and development costs decreased 12% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, primarily through the prior year’s restructuring plan. In particular, contingent worker expense decreased by $1.2 million over the prior year, primarily due to the former MAG development team having moved from the research and development to the services department since the prior year’s period. Additionally, we experienced a decline of $2.9 million in stock based compensation expense as compared to the corresponding period of the prior year.

Research and development expenses as a percentage of revenues remained relatively consistent, increasing by 3% to 23% of revenues for the three months ended December 30, 2006 compared to 20% in the corresponding period of the prior year.

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

During the three months ended December 31, 2006, sales and marketing costs decreased by 9% compared to the corresponding period in the prior year. The decrease is primarily attributable to a reduction in the average labor cost per head within the group, as several sales executives have left the Company due to the restructuring that was implemented during the first quarter of fiscal year 2007. Additionally, stock based compensation expense decreased by $2.0 million over the same period in the prior year.

During the six months ended December 31, 2006, sales and marketing costs decreased by 8% compared to the corresponding period in the prior year. The decrease is primarily attributable to a reduction in the average labor cost per head within the group, as several sales executives have left the Company due to the restructuring that was implemented during the first quarter of fiscal year 2007. Additionally, stock based compensation expense decreased by $3.9 million over the same period in the prior year.

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

During the three months ended December 31, 2006, general and administrative costs increased 5% compared to the corresponding period in the prior year. The majority of this increase can be attributed to the amortization of the Holdback for Musiwave, which was approximately $0.6 million in the quarter.

During the six months ended December 31, 2006, general and administrative costs remained fairly consistent compared to the corresponding period in the prior year.

Stock Option Review Costs

During the fourth quarter of fiscal year 2006, the Board of Directors formed a Special Committee to investigate an informational request the Company received from the Securities and Exchange Commission regarding our historical stock option practices. As a result of the findings of the Special Committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. During this process, we incurred $6.2 million in additional professional fees, in particular related to legal and audit expenses during the six months ended December 31, 2006.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended December 31, 2006, increased by 248% over the same period in the prior year. This increase can be attributed to the fact that during the second quarter of fiscal year 2006, the Company entered into a non-binding sublease agreement, which resulted in a reduction in estimated restructuring charges as the Company reassessed its estimated obligation and sublease income related to these properties. Additionally, during the quarter ended December 31, 2006, the Company incurred approximately $1.7 million in charges related to stock based compensation for employees that were part of the Q1 FY07 Restructuring plan.

Restructuring and other related costs for the six months ended December 31, 2006, increased by 88% over the same period in the prior year. This increase can primarily be attributed to the Q1 FY07 Restructuring plan, which has resulted in restructuring charges of approximately $11.8 million through December 31, 2006.

Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Developed and core technology	$1,792	$1,505	$3,283	$3,059
Customer contracts—licenses	137	6	143	12
Customer contracts—support	38	21	59	42
Content	171	—	342	—
Customer relationships	1,716	687	3,432	1,374
Internal use software and other	737	27	1,475	54

	$4,591	$2,246	$8,734	$4,541

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. The increase in amortization in fiscal year 2007 reflects the increase due to the acquisition of Musiwave in January 2006 and the acquisition of SoloMio in October 2006. These assets are being amortized over an average useful life of four years.

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

Interest Income

Interest income was approximately $6.0 and $12.3 million for the three and six months ended December 31, 2006, as compared to $2.9 and $4.8 million for the corresponding periods of the prior year. The increase in interest income is due to interest earned on the proceeds from our equity offering in December 2005 which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments during the period ended December 31, 2006, as compared to the corresponding period of the prior year.

Interest Expense

Interest expense related primarily to our convertible subordinated notes was approximately $1.3 million and $2.6 million for the three and six months ended December 31, 2006, which was relatively consistent with the corresponding periods in the prior year when interest expense was $1.3 million and $2.5 million.

Other Income (Expense), net

Other income (expense), net was approximately $0.2 million and $1.1 million during the three and six months ended December 31, 2006, as compared to $(0.6) million and $(1.6) million for the corresponding periods of the prior year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense decreased by 99% and 47% for the three and six months ended December 31, 2006 compared to the corresponding periods in the prior fiscal year due to increased tax benefits related to the periodic amortization of deferred tax liabilities related to the acquisition of Musiwave in January 2006. The Company corrected its income tax expense for the quarter ended September 30, 2006 by reducing such expense by approximately $1.0 million in the quarter ended December 31, 2006. There is no impact to the income tax expense for the six months ended December 31, 2006.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2006, we have foreign deferred tax assets recorded of approximately $8.8 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of December 31, 2006, we have approximately $14.6 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes, of which $9.2 million relates to the acquisition of Musiwave.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first quarter of fiscal year 2007. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for a description of our facility leases. We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $42.2 million through our fiscal year 2012.

On January 13, 2006, in connection with our acquisition of Musiwave, in addition to the original consideration paid for the purchase, we agreed to additional contingent consideration consisting of amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or approximately $3.0 million, using the exchange rate as of December 31, 2006, for the retention of certain key employees of Musiwave for an 18-month period beginning January 13, 2006. Sixty percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount is being amortized over the 18 month period as compensation expense. As of December 31, 2006, €.6 million, or $0.8 million, of the Holdback Amount had been paid and €1.7 million, or $2.2 million using the exchange rate as of December 31, 2006 remained available for payment.

In addition to the Initial Consideration, the merger agreement contained a performance-based earn out (“Earn Out”) of up to €15.0 million contingent upon meeting certain financial targets during calendar year 2006. This Earn Out was not achieved and no amounts were payable as of December 31, 2006.

On October 2, 2006, in connection with our acquisition of SoloMio, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“SoloMio Earn Out”) of up to an additional $5.5 million. The actual amount of the SoloMio Earn Out payments will be determined based upon the achievement of revenue-related targets by the SoloMio product line over various periods between closing and December 31, 2007. No SoloMio Earn Out was achieved for the quarter ended December 31, 2006. The remaining potential SoloMio Earn Out pursuant to the merger agreement is $4.4 million as of December 31, 2006, which has the potential to be earned up to $1.1 million per quarter through December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of December 31 and June 30, 2006, respectively (in thousands):

	December 31, 2006	June 30, 2006	Percent Change

Working capital	$412,069	$451,428	-9%

Cash and cash investments:
Cash and cash equivalents	$170,937	$175,431	-3%
Short-term investments	222,130	256,420	-13%
Long-term investments	64,450	61,034	6%
Restricted cash and investments	18,924	20,106	-6%

Total cash and cash investments	$476,441	$512,991	-7%

	Six Months Ended December 31,
	2006	2005
Cash provided by (used for) operating activities	$(19,755)	$5,951
Cash provided by (used for) investing activities	$16,238	$(138,288)
Cash provided by (used for) financing activities	$(1,097)	$299,587

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

Working capital

Our working capital decreased by approximately $39.9 million, or 9%, from June 30, 2006 to December 31, 2006. The decrease was primarily attributable to a $19.8 million use of cash for operations, $8.5 million used for the acquisition of SoloMio (net of cash acquired of $1.3 million) and $7.8 million in purchases of fixed assets.

Cash provided by (used for) operating activities

Cash used for operating activities was $19.8 million during the six months ended December 31, 2006, compared with cash provided by operating activities of $6.0 million in the corresponding period of the prior year. This increase in the use of cash from operations was primarily attributable to the net loss, net of non-cash items, which was $11.5 million during the six months ended December 31, 2006 versus net income of $31.9 million, net of non-cash items, during the six months ended December 31, 2005 as a result of the decline in revenues during the same period. Other changes relate to the timing in payment and receipts of working capital.

Cash provided by (used for) investing activities

Net cash provided by investing activities during the six months ended December 31, 2006 was $16.2 million, up $154.5 million from ($138.3) million used in investing activities during the six months ended December 31, 2005. This change was primarily due to the $173.3 million decrease in purchases of short-term and long-term investments, net of proceeds from maturities during the same timeframe, as well as a $6.3 million decrease in gain on sale of technology and the acquisition of SoloMio for $8.5 million, net of cash received, during the second quarter of fiscal year 2007.

Cash flows provided by (used for) financing activities

Net cash provided by financing activities decreased by $300.7 million during the six months ended December 31, 2006 as compared to the corresponding period of the prior fiscal year. The decrease was attributable to a common stock offering in December 2005 which raised $277.8 million in net proceeds, as well as fewer stock option exercises in the six months ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $0.5 million and $1.4 million for the three and six months ended December 31, 2006. As of December 31, 2006, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:

AUD	750	1.27	1/31/2007
CAD	4,000	1.16	1/31/2007
CAD	2,000	1.13	3/30/2007
EUR	2,000	0.76	1/31/2007
EUR	3,500	0.76	3/30/2007
EUR	5,500	0.76	3/30/2007
GBP	2,000	0.51	3/30/2007
JPY	700,000	117.99	2/28/2007

(b) Interest Rate Risk

As of December 31, 2006, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $476.4 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2006 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2007	2008	Thereafter	December 31, 2006 Total	December 31, 2006 Total
Certificate of Deposit	$9,319	$—	$—	$9,319	$9,313
Commercial Paper	7,930	—	—	7,930	7,925
Corporate Bonds	80,523	34,487	32,700	147,710	147,632
Auction Rate Securities	83,904	—	—	83,904	83,905
Asset Backed Securities	—	1,869	6,310	8,179	8,170
Federal Agencies	9,570	20,000	—	29,570	29,502

Total	$191,246	$56,356	$39,010	$286,612	$286,447

Weighted-average interest rate		5.1%

Additionally, we had $18.9 million of restricted investments that were included within long-term restricted cash and investments on the consolidated balance sheet as of December 31, 2006, $18.1 million is comprised of certificate of deposits to collateralize letters of credit for facility leases. The remaining balance of $0.8 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 2.7% at December 31, 2006. There have been no significant changes in risk exposure since June 30, 2006.

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

(b) Changes in Internal Control Over Financial Reporting

As disclosed in our 2006 Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting as of June 30, 2006 related to our accounting for income taxes. Specifically, we had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. The following actions were taken during the first half of fiscal 2007 to begin remediation of the material weakness:

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

Hacker v. Peterschmidt et al., Civ. No. 3:06-cv-03468-SI;

Bowie v. Black et al., Civ. No. 3:2006-cv-04479-WHA;

Sherupski v. Puckett et al., Civ. No. 3:06-cv-04524-WHA;

Koning v. Puckett et al., Civ. No. 3:06-cv-04509-MJJ.

On October 11, 2006, the district court entered an order consolidating the four actions pending before it and appointed lead plaintiffs and lead counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. A motion to dismiss has been scheduled for late March, 2007. The consolidated federal court action is in its very early stages.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs will dismiss and release all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement requires approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted and the Company is awaiting a ruling. On December 5, 2006, the Second Circuit Court of Appeals reversed the district court’s ruling certifying the cases as class actions. It is unclear what effect the Second Circuit reversal will have on the settlement or the Court ruling. In essence, the Court has stayed all proceedings, including consideration of the proposed settlement, pending a decision from the Second Circuit on whether it will hear further arguments on the class certification issue. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of December 31, 2006.

Delaware Litigation.

On December 28, 2006, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively, “Harbinger”) filed a preliminary proxy that claimed that it purportedly had nominated two directors –James L. Zucco (“Zucco”) and Andrew Breen (“Breen”)—for election at Openwave’s January 17, 2007, annual shareholders’ meeting.

On that same day, Harbinger filed a complaint against the Company in the Delaware Court of Chancery, seeking an order from the Court that: (i) enjoins the Company from taking any steps to prevent or interfere with the nominations of Messrs. Zucco and Breen at the Company’s annual meeting of stockholders on January 17, 2007; (ii) declares the nominations of Messrs. Zucco and Breen as effective; and (iii) awards reasonable attorneys fees, and such other relief as just and equitable.

On January 17, 2007, the Company held its annual meeting of stockholders and determined that Harbinger failed to comply with the Company’s advance notice bylaws, and therefore their nominations for Messrs. Zucco and Breen were invalid. Nevertheless, the Openwave board determined to permit Zucco and Breen to be placed in nomination at the annual meeting on a provisional basis only, pending the final adjudication by the Court on whether Harbinger’s nominees were validly before the shareholders at the annual meeting.

On January 22, 2007, the Company responded to Harbinger’s complaint by filing a motion to dismiss. The Company also filed its own verified complaint in the Delaware Court of Chancery seeking, among other remedies, declarations that Harbinger did not comply with the Company’s bylaws and therefore its candidates were not properly nominated at the Annual Meeting, that Messrs. Peterschmidt and Held were rightfully elected to serve on the Company’s board of directors, and that Messrs. Zucco and Breen were not validly elected to the Company’s Board of Directors. Harbinger responded to the Company’s motion to dismiss by amending and restating its complaint seeking, among other remedies, a declaration that Mr. Zucco has been validly elected as a member of the Company’s board of directors and that a new election be held between Messrs. Peterschmidt, Held, and Breen for one board seat. Additionally, Harbinger filed a motion for a status quo order. The court has denied Harbinger’s motion for a status quo order, and the Company’s motion to dismiss is scheduled for March 2, 2007. If the Company’s motion to dismiss is denied, a trial on the matter has been scheduled for March 12-13, 2007.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company; additional risks and uncertainties may not be currently known to management but could materially adversely affect the Company’s business, financial condition, and/or operating results.

There have been no material changes in the risk factors disclosed under Part I, Item 1A, “Risk Factors” contained in our 2006 Form 10-K for the period ended June 30, 2006, with the exception of the following risk factors entitled:

•	“Our 1996 Stock Option Plan expired in September 2006 and the failure to approve a new equity plan could adversely affect the recruitment and retention of key management and employees”, and

•	“Because of the delayed filing of our periodic reports, we face delisting from NASDAQ which would adversely affect the trading price of our common stock.”

In addition, the following risk factor has been updated as follows:

If we fail to deliver periodic reports to the trustee under the indenture governing our 2  3/4% convertible subordinated notes due September 2008, we could be deemed to be in default, which could result in acceleration of the notes.

On September 23, 2003, we issued $150 million of 2  3/4% convertible subordinated notes. Pursuant to the issuance of those notes, we agreed to maintain certain covenants. These covenants include, among others, (1) the timely payment of principal, premium, if any, and interest on the notes; (2) the timely filing of the Company’s annual and quarterly reports with the SEC and providing copies of such reports to the trustee within 15 days; and (3) the delivery to the trustee of a compliance certificate within 120 days of the end of each fiscal year.

If we fail to observe or correct a covenant for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Convertible Notes. Upon an event of default, holders of at least 25% of the aggregate principal amount of the Convertible Notes may accelerate the Convertible Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority of the aggregate principal amount of the Convertible Notes may rescind or annul an acceleration if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration.

The acceleration of our debt obligations, along with any fines or payments in connection with the SEC investigation, and the pending stockholder litigation could adversely affect our cash and cash flow from operations. If these expenses are of such significance that we are unable to meet our cash requirement, there can be no assurance that we will be able to obtain alternative funding on commercially reasonable terms, or at all. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse results of operations or to fund capital expenditures or increased working capital requirements would be significantly reduced.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Severance and Release Agreement by and between Openwave Systems Inc. and Steve Peters, effective August 24, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2006).

10.2	Agreement and Plan of Merger among Syntax Acquisition, Inc. and Solomio Corporation dated as of September 18, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed October 2, 2006).

10.3	Amended and Restated Bylaws of Openwave Systems Inc. as amended on November 1, 2006 (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed November 1, 2006).

10.4	Form of Change of Control Severance Agreement, as amended on November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 1, 2006).

10.5	Severance and Release Agreement between Allen Snyder and Openwave Systems Inc. effective November 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 28, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2007

OPENWAVE SYSTEMS INC.

By:	/s/ Harold L. Covert
Harold L. Covert
Executive Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Severance and Release Agreement by and between Openwave Systems Inc. and Steve Peters, effective August 24, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2006).

10.2	Agreement and Plan of Merger among Syntax Acquisition, Inc. and Solomio Corporation dated as of September 18, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed October 2, 2006).

10.3	Amended and Restated Bylaws of Openwave Systems Inc. as amended on November 1, 2006 (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed November 1, 2006).

10.4	Form of Change of Control Severance Agreement, as amended on November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 1, 2006).

10.5	Severance and Release Agreement between Allen Snyder and Openwave Systems Inc. effective November 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 28, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.