Form 10-K/A
period 2006-06-30
OPENWAVE SYSTEMS INC
filed 2007-05-11
CIK 1082506

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

Explanatory Note to this Amendment No. 1

In this Form 10-K/A, we are restating the consolidated balance sheets as of June 30, 2006 and 2005, and the related consolidated statements of cash flows for each of the years in the three-year period ended June 30, 2006. Our decision to restate was based on our review of the impact of the error associated with classifying accrued interest receivable on our investments in “Cash and equivalents” on the consolidated balance sheet as opposed to “Prepaid and other assets”. This misclassification in turn caused “Cash from operations” to be incorrect on our consolidated statements of cash flows. In addition, we are restating the consolidated statement of stockholders’ equity and comprehensive income for the fiscal year ended June 30, 2006 to properly reflect $1.2 million in currency translation adjustments for intangible assets related to our French subsidiary that uses the Euro as its functional currency. None of the above adjustments impacted net income or loss in any fiscal period.

Except for matters related to the aforementioned restatements above, this Amendment No. 1 does not modify or update other disclosures in the originally filed Form 10-K, including the nature and character of such disclosure to reflect events occurring after the filing date of the originally filed Form 10-K. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for certain exhibits. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

This Form 10-K/A also reflects the restatement of (i) “Selected Consolidated Financial Data” for the fiscal years ended June 30, 2006, 2005, 2004 and 2003 in Item 6 and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for the years ended June 30, 2006 and 2005.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results, the impact of recognizing material amounts of stock-based compensation expense which were not previously accounted for in previously issued financial statements, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are merely predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below under the subheading “Risk Factors” under Item 1A and elsewhere in this report. The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-

looking statements are made as of the date of our Annual Report on Form 10-K filed on December 1, 2006 and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Explanatory Note to Originally Filed Form 10-K

In our fiscal year 2006 Form 10-K, we restated the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2005, and each of the quarters in the fiscal year 2005. Our decision to restate was based on the results of an independent review into our stock option accounting that was conducted under the direction of a special committee of the board of directors (the “Special Committee”).

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

Our fiscal year 2006 Form 10-K also reflects the restatement of (i) “Selected Consolidated Financial Data” for the fiscal years ended June 30, 2005, 2004, 2003, and 2002 in Item 6 and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for the years ended June 30, 2005 and 2004.

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

Income Tax Assets and Liabilities

For years prior to fiscal 2006, income tax assets were netted against income tax liabilities on a worldwide basis for purposes of presentation on the consolidated balance sheet. In our Form 10-K we restated the tax assets and liabilities as of June 30, 2005 to net against one another only when the asset and liability relate to the same tax jurisdiction.

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

Client software market

In the client software area, we are experiencing demand for a broader range of technologies and a more comprehensive and integrated offering. We are seeing growing demand for complete platforms from a new set of start-up handset manufacturers and from chipset vendors planning to deliver 3G mobile phones in 2006 and 2007. In addition, In-Stat predicts that the market for wireless handsets will grow 23%, to exceed $136 billion in 2006. Strategy Analytics forecasts 1.00 billion units for the full-year 2006, up 22% from 817 million units in 2005 (source: Strategy Analytics, May 2006).

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol OPWV. Prior to July 1, 2006, this market was called the Nasdaq National Market. As a result of the delayed filing of our periodic reports with the SEC, on November 17 2006, we received a NASDAQ staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) due to our failure to timely file our Form 10-Q for the period ended September 30, 2006, and that our securities are, therefore, subject to delisting from the NASDAQ Global Select Market. We previously received a NASDAQ staff determination letter with respect to our failure to timely file our Form 10-K for the fiscal year ended June 30, 2006. On November 16, 2006, we appeared at a hearing before the NASDAQ Listing Qualifications Panel to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. Both Nasdaq delisting actions have been automatically stayed pending the Nasdaq Panel’s decision, and the Company’s stock will continue to be listed on the Nasdaq Global Select Market until the Panel issues its decision and during any extension that is allowed by the Panel.

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

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A. The information presented in the following tables has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I of this Form 10-K/A and in Note 3 “Restatement and Reclassification of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data for fiscal years ended June 30, 2006, 2005, 2004, 2003 and 2002 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2006	2005	2004	2003	2002
		Restated[1]	Restated[1]	Restated[2]	Restated[2]
Selected Consolidated Statements of Operations Data:
Total revenues	$412,010	$383,635	$290,791	$267,955	$364,832
Total cost of revenues	129,897	120,027	81,081	78,311	120,161
Gross profit	282,113	263,608	209,710	189,644	244,671
Total operating expenses	281,741	318,156	230,813	393,001	1,525,062
Operating income (loss)	372	(54,548)	(21,103)	(203,357)	(1,280,391)
Income (loss) before cumulative effect of a change in accounting principle	5,236	(62,774)	(30,454)	(212,729)	(1,292,410)
Cumulative effect of a change in accounting
principle	—	—	—	(14,547)	—
Net income (loss)	$5,236	$(62,774)	$(30,454)	$(227,276)	$(1,292,410)
Basic and diluted net income (loss) per share:
Before cumulative effect of a change in accounting principle	$0.06	$(0.94)	$(0.49)	$(3.59)	$(22.39)
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.25)	$—
Basic and diluted net income (loss) per share	$0.06	$(0.94)	$(0.49)	$(3.83)	$(22.39)

	As of June 30,
	2006	2005	2004	2003	2002
	Restated[1]	Restated[1]	Restated[1]	Restated[1]	Restated[1]
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$428,966	$235,804	$268,950	$172,010	$214,199
Long-term investments and restricted cash and investments	81,140	50,202	72,047	61,466	102,311
Total assets	919,831	543,574	476,508	367,451	530,712
Convertible subordinated debt, net	148,494	147,367	146,542	—	—
Total stockholders’ equity	$539,595	$153,911	$170,606	$179,899	$390,517

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

[2]

The selected financial data for fiscal years 2003 and 2002 have been restated to reflect adjustments described in the “Explanatory Note to Originally Filed Form 10-K” immediately preceding Part I of this Form 10-K/A. As a result of the adjustments, the Company increased previously reported net loss by $10.3 million and $31.7 million for the fiscal years ended June 30, 2003 and 2002, respectively as follows:

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

[3]

The selected financial data for fiscal years 2000 through 2005 have been revised to reflect adjustments related to the restatement described in the “Explanatory Note to Originally Filed Form 10-K” immediately preceding Part I of this Form 10-K/A.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed in the Risk Factor section contained above in Item 1A. The information below has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the Explanatory Notes immediately preceding Part I of this Form 10-K/A and Note 3 in the Notes to the Consolidated Financial Statements.

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

In connection with our restatement of stock-based compensation for periods prior to fiscal 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See the “Explanatory Note to originally filed Form 10-K” immediately preceding Item 1 of this Form 10-K/A for further information.

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

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of June 30, 2006, 2005 and 2004, respectively (in thousands):

	As of June 30,
	2006	Percent change	2005	Percent change	2004
	Restated[1]		Restated[1]		Restated[1]
Working capital[1]	$451,428	86%	$243,287	-3%	$251,419

Cash and cash investments:
Cash and cash equivalents	$172,546	37%	$125,711	-18%	$152,648
Short-term investments	256,420	133%	110,093	-5%	116,302
Long-term investments	61,034	136%	25,909	-42%	44,663
Restricted cash	20,106	-17%	24,293	-11%	27,384

Total cash and investments	$510,106	78%	$286,006	-16%	$340,997

		Fiscal Year ended June 30,
		2006	2005	2004
		Restated[1]	Restated[1]	Restated[1]
Cash provided by (used for) operating activities		$15,986	$(6,545)	$(46,805)
Cash used for investing activities		$(291,312)	$(38,982)	$(59,420)
Cash provided by financing activities		$322,254	$19,176	$163,218

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

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

Cash, cash equivalents, short and long-term investments and restricted cash increased by $224.1 million as of June 30, 2006 compared to June 30, 2005, primarily as a result of the public offering of common stock discussed above.

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

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $55.0 million as of June 30, 2005 compared to June 30, 2004, primarily as a result of cash spent on acquisitions of $52.8 million in fiscal year 2005.

Cash Provided by (Used for) Operating Activities

Cash provided by (used for) operating activities totaled $16.0 million, $(6.5) million, and $(46.8) million for the years ended June 30, 2006, 2005 and 2004, respectively.

The $22.5 million increase in cash provided by operating activities in fiscal year 2006 is primarily due to improved cash from net income excluding non-cash items and the gain on sale of technology and other of $72.9 million, partially offset by a decline in working capital balances of $50.4 million.

The $40.3 million decrease in cash used for operating activities in fiscal year 2005 is due to a decrease in net loss excluding the non-cash restructuring expense, from $(28.0) million in fiscal 2004 to $7.8 million in fiscal 2005.

Cash Used for Investing Activities

Cash flows used for investing activities during the fiscal years ended June 30, 2006, 2005 and 2004 totaled $291.3 million, $39.0 million and $59.4 million, respectively.

The $252.3 million increase in our cash flows used for investing activities for fiscal year 2006 as compared to fiscal year 2005 relates to an increase of $120.8 million in purchases of short term investments, net of proceeds from maturities of short-term investments in the fiscal year 2006 compared to the prior fiscal year. Purchases of long-term investments, net of proceeds from maturities of long-term investments during the current fiscal year increased by $83.5 million over the prior fiscal year. Additionally, cash used for acquisitions was $61.2 million greater during the current fiscal year, related to the acquisition of Musiwave. This increase in cash used for investing activities was partially offset by the $11.3 million of proceeds from the sale of technology and other during fiscal year 2006, with no such comparable activity in the prior fiscal year.

The $20.4 million decrease in our cash flows used for investing activities for fiscal year 2005 as compared to fiscal year 2004 relates to a net transfer to cash and equivalents from investments totaling $24.4 million in fiscal year 2005 compared to a net transfer from cash and equivalents to investments totaling $47.3 million in fiscal year 2004, a

$71.7 million difference. This was offset by cash used for acquisitions in fiscal year 2005 of $52.8 million, primarily related to the acquisition of Magic4.

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

(b) Interest Rate Risk

As of June 30, 2006, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $510.1 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

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

This selected quarterly information has been restated for all quarters of fiscal year 2005 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in our 2006 Annual Report on Form 10-K.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Management’s Report on Internal Control Over Financial Reporting (as Restated)

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2006:

i.	The Company had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. As a result, certain of the Company’s income tax balances contained errors which were, in the aggregate, material. These errors were corrected prior to the issuance of our 2006 consolidated financial statements.

ii.	The Company did not have policies and procedures providing for a comprehensive analysis of the components of the statement of cash flows and related disclosures. As a result, cash flows from operations as presented in the statement of cash flows contained errors which were, in the aggregate, material to fiscal 2006, resulting in restatement of the Company’s 2006, 2005, and 2004 consolidated financial statements.

Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control -Integrated Framework issued by COSO.

Management previously had concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006 because of the existence of the material weakness described in (i) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 3 to the consolidated financial statements, management determined that the material weakness described in (ii) above also existed as of June 30, 2006. Accordingly, management has restated this report on internal control over financial reporting to include this additional material weakness.

Openwave acquired Musiwave during fiscal 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, Musiwave’s internal control over financial reporting associated with total assets and total revenue which represent 3% and 4% of Openwave’s consolidated total assets and consolidated total revenue, respectively, as of June 30, 2006 and for the year then ended.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting (as restated).

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

Subsequent to June 30, 2006, we have or are planning to take the following actions to address the material weaknesses described in (a) above:

(i) modify our internal control over financial reporting to require the completion of a comprehensive checklist to help ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, and other relevant literature; and

(ii) modify our internal control over financial reporting to require a review of our quarterly and annual tax accounting by a professional accounting firm.

(iii) modify the design of our policies and procedures to ensure all items are identified and properly presented in the statement of cash flows.

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

As noted in Item 1, we are restating the consolidated balance sheet as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2006, and each of the quarters in the fiscal year 2005. In the Special Committee’s review of the Company’s historical stock option grants and practices, deficiencies in internal control over financial reporting with respect to our stock option grants were determined to exist in certain periods through at least June 30, 2004. However, in fiscal 2005, we changed our practices related to stock option grants and remediated such control deficiencies. Because no new errors in accounting for stock compensation originated subsequent to the aforementioned remediation and based on our evaluation of disclosure controls and procedures and assessment of internal control over financial reporting as of June 30, 2006, we concluded that there is not a material weakness in disclosure controls and procedures or of internal control over financial reporting related to accounting for stock compensation as of such date.

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

						Potential Realizable Value at
Name	Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year[1]	Exercise Price	Expiration Date	5%	10%
David C. Peterschmidt	750,000	[2]	17.12%	$15.95	10/13/2015	$7,523,152	$19,065,144
Harold L. Covert, Jr.	300,000	[3]	6.85%	18.60	9/12/2015	3,509,232	8,893,083
Steve Peters	60,000	[4]	1.37%	16.64	10/6/2015	627,888	1,591,192
Allen E. Snyder	100,000	[4]	2.28%	16.64	10/6/2015	1,046,481	2,651,987
David Whalen	150,000	[4]	3.43%	16.64	10/6/2015	1,569,721	3,977,981
Simon Wilkinson	—		—	—	—	—	—

(1)	Shares underlying total options granted to employees totaled approximately 4.4 million shares for the fiscal year ended June 30, 2006.
(2)	These option shares vest and become exercisable at the rate of 1/48th monthly commencing one month from the vesting commencement date of October 13, 2005.
(3)	These option shares vest and become exercisable as to 25% on the first anniversary and the remainder at the rate of 1/36th monthly over the following three years.
(4)	These option shares vest and become exercisable at the rate of 1/36th monthly commencing one month from the vesting commencement date of October 6, 2005.

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

(2)  Financial Statement Schedules. See information incorporated in Notes to the Consolidated Financial Statements.

(3)  Exhibits. See below for a list of Exhibits filed or furnished with this annual report on Form 10-K/A.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed November 7, 2006).

4.1	Rights Agreement by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, dated August 8, 2000, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate, as amended and restated in its entirety effective as of June 9, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Indenture by and among the Company and U.S. Bank National Association, as Trustee dated September 9, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.5	Registration Rights Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated dated September 9, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.2	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.3*	Openwave Systems Inc. 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).

Exhibit Number	Description
10.4*	Openwave Systems Inc. 1999 Directors’ Stock Option Plan form of stock option agreement, amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.5*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.6*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.7*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.8*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.9*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.10*	Amended and Restated Employment Terms Letter Agreement by and between the Company and Allen Snyder, dated October 4, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 8, 2004).

10.11*	Amended Employment Offer Letter Agreement by and between Openwave Systems Inc. and Allen Snyder, dated February 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 28, 2006).

10.12*	Employment Agreement by and between Openwave Systems Inc. and David C. Peterschmidt, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 5, 2004).

10.13	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.14*	Transition and Release Agreement between Openwave Systems Inc. and Don Listwin, dated July 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2005).

10.15*	Employment Offer Letter Agreement by and between Openwave and Harold (Hal) L. Covert, Jr., dated September 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 12, 2005).

10.16*	Employment Transition & Release Agreement by and between Openwave and Joshua Pace, dated September 12, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 12, 2005).

10.17*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.18*	Employment Offer Letter Agreement by and between Openwave Systems Inc. and David Whalen, dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 19, 2005).

10.19	Amended and Restated Stock Purchase Agreement, dated as of November 9, 2005, by and among Openwave Systems Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K/A filed November 14, 2005).

Exhibit Number	Description
10.20	Underwriting Agreement, dated December 7, 2005 among Openwave Systems Inc. and Merrill Lynch & Co., Lehman Brothers, Inc., JP Morgan Securities, Inc. and Thomas Weisel Partners LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed December 8, 2005).

10.21*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.22*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.23*	Form of Executive Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed November 7, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company’s Form 10-K filed December 1, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENWAVE SYSTEMS INC.

By:	/S/ ROBERT VRIJ
Robert Vrij President and Chief Executive Officer

Date:  May 10, 2007

By:	/S/ HAROLD L. COVERT
Harold L. Covert Executive Vice President and Chief Financial Officer

Date:  May 10, 2007

Power of Attorney

Each person whose signature appears below constitutes and appoints Robert Vrij and Harold Covert, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Bernard Puckett	Chairman of the Board	May 10, 2007

* Bo Hedfors	Director	May 10, 2007

* Masood Jabbar	Director	May 10, 2007

* Ken Denman	Director	May 10, 2007

* Jerry Held	Director	May 10, 2007

*	/S/ HAROLD L. COVERT
Harold L. Covert Attorney-in-fact

OPENWAVE SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of Openwave Systems Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 3, the consolidated financial statements as of June 30, 2006 and 2005 and for each of the years in the three-year period ended June 30, 2006 have been restated.

As discussed in Note 1(k) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payments, on July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Openwave Systems Inc. as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 1, 2006, except as to the third, fourth, and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated), which are as of May 10, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

December 1, 2006, except as to note 3,

which is as of May 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as Restated) (Item 9A(a)), that Openwave Systems Inc. (“Openwave”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Openwave’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Openwave identified the following material weaknesses in their internal control over financial reporting as of June 30, 2006:

i.	Openwave had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. As a result of the aforementioned material weakness, certain of the Company’s income tax balances contained errors which were, in the aggregate, material.

ii.	Openwave did not have policies and procedures providing for a comprehensive analysis of the components of the statement of cash flows and related disclosures. As a result, cash flows from operations as presented in the statement of cash flows contained errors which were, in the aggregate, material to fiscal 2006, resulting in restatement of Openwaves’s 2006, 2005, and 2004 annual financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Openwave and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended June 30, 2006. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and this report does not affect our report dated December 1, 2006, except as to note 3 which is dated as of May 10, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Openwave did not maintain effective internal control over financial reporting as of June 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Openwave has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Openwave acquired Musiwave during fiscal 2006, and management excluded from its assessment of the effectiveness of Openwave’s internal control over financial reporting as of June 30, 2006, Musiwave’s internal control over financial reporting associated with total assets and total revenue, which represent 3% and 4% of Openwave’s consolidated total assets and consolidated total revenue, respectively, as of June 30, 2006 and for the year then ended. Our audit of internal control over financial reporting of Openwave also excluded an evaluation of the internal control over financial reporting of Musiwave.

Management and we previously concluded that Openwave did not maintain effective internal control over financial reporting as of June 30, 2006 because of the first material weakness described above. In connection with the restatement of Openwave’s consolidated financial statements described in note 3 to the consolidated financial statements, management has determined that the second material weakness described above also existed as of June 30, 2006. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

/s/ KPMG LLP

Mountain View, California

December 1, 2006, except as to the third, fourth

and fifth paragraphs of Management’s Report on

Internal Control over Financial Reporting (as Restated),

which are as of May 10, 2007

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2006	2005
	Restated[1]	Restated[1]
ASSETS
Current assets:
Cash and cash equivalents	$172,546	$125,711
Short-term investments	256,420	110,093
Accounts receivable, net	152,547	137,007
Prepaid and other current assets	21,449	22,330

Total current assets	602,962	395,141
Property and equipment, net	20,784	16,765
Long-term investments, and restricted cash and investments	81,140	50,202
Deposits and other assets	9,169	6,419
Goodwill	148,807	44,073
Intangible assets, net	56,969	30,974

	$919,831	$543,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,951	$10,861
Accrued liabilities	59,077	52,775
Accrued restructuring costs	18,542	20,236
Deferred revenue	58,964	67,982

Total current liabilities	151,534	151,854
Accrued restructuring costs, net of current portion	60,922	77,261
Deferred revenue, net of current portion	6,814	4,856
Deferred rent obligations	1,055	691
Deferred tax liabilities, net of current portion	11,417	7,634
Convertible subordinated notes, net	148,494	147,367

Total liabilities	380,236	389,663

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 94,546 and 70,495 issued and outstanding as of June 30, 2006 and 2005, respectively	95	70
Additional paid-in capital	3,347,195	2,980,963
Deferred stock-based compensation	—	(13,625)
Accumulated other comprehensive loss	(482)	(1,048)
Accumulated deficit	(2,807,213)	(2,812,449)

Total stockholders’ equity	539,595	153,911

	$919,831	$543,574

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

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

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2006

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive (Loss) Income
	Shares	Amount
					Restated[1]			Restated[1]	Restated[1]
Issuance of common stock related to stock option exercises	4,414	$5	$44,637	$—	$—	$—	$—	$44,642
Issuance of common stock related to acquisitions	809	1	16,350	—	—	—	—	16,351
Issuance of common stock related to equity offerings	17,940	18	277,842	—	—	—	—	277,860
Restricted stock grants	871	1						1
Stock-based compensation	17	—	41,028		—	—	—	41,028
Transfer of deferred stock compensation upon adoption of SFAS 123R	—	—	(13,625)	13,625	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	5,236	5,236	$5,236
Unrealized loss on available-for-sale securities	—	—	—	—	(584)	—	—	(584)	(584)
Foreign currency translation adjustment	—	—	—	—	1,150	—	—	1,150	1,150

Total comprehensive income	—	—	—	—	—	—	—	—	$5,802

Balances as of June 30, 2006-Restated(1)	94,546	$95	$3,347,195	$—	$(482)	$—	$(2,807,213)	$539,595

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2006	2005	2004
	Restated[1]	Restated[1]	Restated[1]
Cash flows from operating activities:
Net income (loss)	$5,236	$(62,774)	$(30,454)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	22,879	19,736	23,160
Amortization of discount on convertible debt and debt issuance costs	1,081	1,005	813
Stock-based compensation	41,028	5,780	3,706
Write-off of stockholder note receivable	—	204	—
Other non-cash items	—	90	—
(Gain)/loss on disposal of property and equipment	(111)	(77)	350
Amortization/(accretion) of premiums/discounts on investments	(1,164)	1,003	1,144
Impairment of non-marketable securities	532	—	—
Provision for (recovery of) doubtful accounts	(280)	1,990	(1,333)
Accelerated depreciation on restructured property and equipment	414	15,608	813
Deferred taxes	(6,271)	(3,510)	(1,775)
Proceeds from sale of technology and other	(11,349)	—	—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(550)	(61,849)	(14,181)
Prepaid assets, deposits, and other assets	1,532	(7,353)	(855)
Accounts payable	(4,006)	5,392	853
Accrued liabilities	(6,526)	20,497	419
Accrued restructuring costs	(18,033)	43,436	(17,658)
Deferred revenue	(8,426)	14,277	(11,807)

Net cash provided by (used for) operating activities	15,986	(6,545)	(46,805)

Cash flows from investing activities:
Purchases of property and equipment	(12,962)	(12,416)	(7,004)
Proceeds from sale of property and equipment	—	124	43
Purchase of intangible assets	—	(450)	—
Proceeds from sale of technology and other	11,349	—	—
Restricted cash and investments	4,094	2,895	(5,113)
Acquisitions, net of cash acquired	(113,916)	(52,755)	—
Investment in non-marketable securities	—	(809)	—
Purchases of short-term investments	(401,681)	(124,647)	(173,557)
Proceeds from sales and maturities of short-term investments	310,050	153,836	164,910
Purchases of long-term investments	(108,933)	(4,798)	(63,280)
Proceeds from sales and maturities of long-term investments	20,687	38	24,581

Net cash used for investing activities	(291,312)	(38,982)	(59,420)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	322,503	22,981	18,193
Repayments of notes payable	(249)	(3,805)	—
Payment of notes receivable from stockholders	—	—	50
Proceeds from issuance of convertible debt, net	—	—	144,975

Net cash provided by financing activities	322,254	19,176	163,218

Effect of exchange rate on cash and cash equivalents	(93)	(586)	—

Net increase (decrease) in cash and cash equivalents	46,835	(26,937)	56,993
Cash and cash equivalents at beginning of year	125,711	152,648	95,655

Cash and cash equivalents at end of year	$172,546	$125,711	$152,648

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,479	$5,134	$12,550

Cash paid for interest	$5,222	$5,153	$2,078

Non-cash investing and financing activities:
Common stock issued related to acquisitions	$16,350	$18,123	$—

Transfers among short-term and long-term investments	$52,878	$23,527	$32,167

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

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

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and, since the acquisition of Magic4 in July 2004, foreign currency translation adjustments. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive loss on its Consolidated Statements of Stockholders’

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity and Comprehensive Loss. The balance of foreign currency translation adjustments at June 30, 2006 and 2005 was $0.3 million and $(0.7) million, respectively. The amount of unrealized loss on available-for-sale securities at June 30, 2006 and 2005 was $0.8 million and $0.3 million, respectively.

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

The fiscal year 2006 as well as prior periods have also been restated to reflect the classification of accrued interest receivable in “Prepaid and other current assets” as opposed to “Cash and cash equivalents” on our consolidated balance sheets and statements of cash flows. Additionally, as of June 30, 2006, we have restated “Intangible assets” and “Accumulated other comprehensive loss” on the consolidated balance sheet to reflect currency translation adjustments relating to a subsidiary which uses the Euro as its functional currency.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(e)    Accrued Interest Receivable

Amounts relating to accrued interest receivable have been restated to be properly included in “Prepaid and other current assets” rather than “Cash and cash equivalents”.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)    Translation Adjustment Relating to Intangible Assets

The Company acquired Musiwave, a French Company, on January 13, 2006. The functional currency of Musiwave is the Euro, but the Company did not record foreign currency translation adjustments associated with the acquired intangible assets. Intangible assets have been restated to properly reflect translation adjustments arising from the strength of the Euro against the United States Dollar. Additionally, the Company restated 2006 Total Comprehensive Income from $4.6 million to $5.8 million.

Impact of the Financial Statement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet as of the fiscal year ended June 30, 2005 (in thousands):

	Fiscal Year Ended June 30, 2005
	Previously Reported	Adjustments		Restated
ASSETS
Current assets:
Cash and cash equivalents	$126,462	$(751	)(e)	$125,711
Short-term investments	110,093	—		110,093
Accounts receivable, net	136,865	142	(d)	137,007
Prepaid and other current assets	20,772	1,558	(b),(e)	22,330

Total current assets	394,192	949		395,141
Property and equipment, net	16,765	—		16,765
Long-term investments, and restricted cash and investments	50,202	—		50,202
Deposits and other assets	5,099	1,320	(b)	6,419
Goodwill	44,073	—		44,073
Intangible assets, net	30,974	—		30,974

	$541,305	$2,269		$543,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,861	$—		$10,861
Accrued liabilities	53,140	(365	)(a),(b),(c)	52,775
Accrued restructuring costs	20,236	—		20,236
Deferred tax liabilities, net	1,289	(1,289	)(b)	—
Deferred revenue	65,623	2,359	(c),(d)	67,982

Total current liabilities	151,149	705		151,854
Accrued restructuring costs, net of current portion	77,261	—		77,261
Deferred revenue, net of current portion	3,408	1,448	(d)	4,856
Deferred rent obligations	691	—		691
Deferred tax liabilities, net of current portion	5,025	2,609	(b)	7,634
Convertible subordinated notes and other, net	147,367	—		147,367

Total liabilities	384,901	4,762		389,663

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000 shares authorized; 70,495 issued and outstanding	70	—		70
Additional paid-in capital	2,798,914	182,049	(a)	2,980,963
Deferred stock-based compensation	(13,163)	(462	)(a)	(13,625)
Accumulated other comprehensive loss	(1,048)	—		(1,048)
Accumulated deficit	(2,628,369)	(184,080	)(a),(c)	(2,812,449)

Total stockholders’ equity	156,404	(2,493)		153,911

	$541,305	$2,269		$543,574

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Adjustments reflect the recording of additional stock-based compensation accounted for under APB 25 and associated payroll tax expense as described under “(a) Stock Options” above.
(b)	Adjustments reflect the corrections described under “(b) Income Tax Assets and Liabilities” above.
(c)	Adjustments reflect the corrections described under “(c) Deferred Revenue and Accrued Liabilities” above.
(d)	Adjustments reflect reclassifications described under “(d) Accounts Receivable and Deferred Revenue” above.
(e)	Adjustments reflect the corrections described under “(e) Accrued Interest Receivable” above.
(f)	Adjustments reflect the corrections described under “(f) Translation Adjustment Relating to Intangible Assets” above.

The following table reconciles the adjustments by fiscal year and component of stockholders’ equity in the table above (in thousands):

Fiscal Year	Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Net Impact to Stockholders’ Equity
1999	$201	$(201)	$(588)	$(588)
2000	24,682	(21,613)	(3,606)	(537)
2001	150,796	(15,382)	(136,668)	(1,254)
2002	9,333	22,319	(31,652)	—
2003	(3,991)	14,309	(10,318)	—
2004	344	212	(603)	(47)
2005	684	(106)	(645)	(67)

	$182,049	$(462)	$(184,080)	$(2,493)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet as of the fiscal year ended June 30, 2006 (in thousands):

	Fiscal Year Ended June 30, 2006
	Previously Reported	Adjustments		Restated
ASSETS
Current assets:
Cash and cash equivalents	$175,431	$(2,885	)(e)	$172,546
Short-term investments	256,420	—		256,420
Accounts receivable, net	152,547	—		152,547
Prepaid and other current assets	18,564	2,885	(e)	21,449

Total current assets	602,962	—		602,962
Property and equipment, net	20,784	—		20,784
Long-term investments, and restricted cash
and investments	81,140	—		81,140
Deposits and other assets	9,169	—		9,169
Goodwill	148,807	—		148,807
Intangible assets, net	55,727	1,242	(f)	56,969

	$918,589	$1,242		$919,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,951	$—		$14,951
Accrued liabilities	59,077	—		59,077
Accrued restructuring costs	18,542	—		18,542
Deferred revenue	58,964	—		58,964

Total current liabilities	151,534	—		151,534
Accrued restructuring costs, net of current portion	60,922	—		60,922
Deferred revenue, net of current portion	6,814	—		6,814
Deferred rent obligations	1,055	—		1,055
Deferred tax liabilities, net of current portion	11,417	—		11,417
Convertible subordinated notes and other, net	148,494	—		148,494

Total liabilities	380,236	—		380,236

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000 shares authorized; 70,495 issued and outstanding	95	—		95
Additional paid-in capital	3,347,195	—		3,347,195
Accumulated other comprehensive loss	(1,724)	1,242	(f)	(482)
Accumulated deficit	(2,807,213)	—		(2,807,213)

Total stockholders’ equity	538,353	1,242		539,595

	$918,589	$1,242		$919,831

(e)	Adjustments reflect the corrections described under “(e) Accrued Interest Receivable” above.
(f)	Adjustments reflect the corrections described under “(f) Translation Adjustment Relating to Intangible Assets” above.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of cash flows for the years ended June 30, 2006, 2005 and 2004 (in thousands):

	Fiscal Year Ended June 30, 2006				Fiscal Year Ended June 30, 2005				Fiscal Year Ended June 30, 2004
	Previously Reported	Adjustments		Restated	Previously Reported	Adjustments		Restated	Previously Reported	Adjustments		Restated
Cash flows from operating activities:
Net income (loss)	$5,236	$—		$5,236	$(62,774)	$—		$(62,774)	$(30,454)	$—		$(30,454)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	22,879	—		22,879	19,736	—		19,736	23,160	—		23,160
Amortization of discount on convertible debt and debt issuance costs	1,081	—		1,081	1,005	—		1,005	813	—		813
Stock-based compensation	41,028	—		41,028	5,780	—		5,780	3,706	—		3,706
Write-off of stockholder note receivable	—	—		—	204	—		204	—	—		—
Other non-cash items	—	—		—	90	—		90	—	—		—
(Gain)/loss on disposal of property and equipment	(111)	—		(111)	(77)	—		(77)	350	—		350
Amortization/(accretion) of premiums/discounts on investments	—	(1,164	)(g)	(1,164)	—	1,003	(g)	1,003		1,144	(g)	1,144
Impairment of non-marketable securities	532	—		532	—	—		—	—	—		—
Provision for (recovery of) doubtful accounts	(280)	—		(280)	1,990	—		1,990	(1,333)	—		(1,333)
Accelerated depreciation on restructured property and equipment	414	—		414	15,608	—		15,608	813	—		813
Deferred taxes	(6,271)	—		(6,271)	(3,510)	—		(3,510)	(1,775)	—		(1,775)
Proceeds from sale of technology and other	(11,349)	—		(11,349)	—	—		—	—	—		—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(550)	—		(550)	(61,849)	—		(61,849)	(14,181)	—		(14,181)
Prepaid assets, deposits, and other assets	3,666	(2,134	)(e)	1,532	(7,423)	70	(e)	(7,353)	(708)	(147	)(e)	(855)
Accounts payable	(4,006)	—		(4,006)	5,392	—		5,392	853	—		853
Accrued liabilities	(6,526)	—		(6,526)	20,497	—		20,497	419	—		419
Accrued restructuring costs	(18,033)	—		(18,033)	43,436	—		43,436	(17,658)	—		(17,658)
Deferred revenue	(8,426)	—		(8,426)	14,277	—		14,277	(11,807)	—		(11,807)

Net cash provided by (used for) operating activities	19,284	(3,298)		15,986	(7,618)	1,073		(6,545)	(47,802)	997		(46,805)

Cash flows from investing activities:
Purchases of property and equipment	(12,962)	—		(12,962)	(12,416)	—		(12,416)	(7,004)	—		(7,004)
Proceeds from sale of property and equipment	—	—		—	124	—		124	43	—		43
Purchase of intangible assets	—	—		—	(450)	—		(450)	—	—		—
Proceeds from sale of technology and other	11,349	—		11,349	—	—		—	—	—		—
Restricted cash and investments	4,094	—		4,094	2,895	—		2,895	(5,113)	—		(5,113)
Acquisitions, net of cash acquired	(113,916)	—		(113,916)	(52,755)	—		(52,755)	—	—		—
Investment in non-marketable securities	—	—		—	(809)	—		(809)	—	—		—
Purchases of short-term investments	(402,987)	1,306	(g)	(401,681)	(123,829)	(818	)(g)	(124,647)	(173,005)	(552	)(g)	(173,557)
Proceeds from sales and maturities of short-term investments	310,050	—		310,050	153,836	—		153,836	164,910	—		164,910
Purchases of long-term investments	(108,791)	(142	)(g)	(108,933)	(4,613)	(185	)(g)	(4,798)	(62,688)	(592	)(g)	(63,280)
Proceeds from sales and maturities of long-term investments	20,687	—		20,687	38	—		38	24,581	—		24,581

Net cash used for investing activities	(292,476)	1,164		(291,312)	(37,979)	(1,003)		(38,982)	(58,276)	(1,144)		(59,420)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	322,503	—		322,503	22,981	—		22,981	18,193	—		18,193
Repayments of notes payable	(249)	—		(249)	(3,805)	—		(3,805)	—	—		—
Payment of notes receivable from stockholders	—	—		—	—	—		—	50	—		50
Proceeds from issuance of convertible debt, net	—	—		—	—	—		—	144,975	—		144,975

Net cash provided by financing activities	322,254	—		322,254	19,176	—		19,176	163,218	—		163,218

Effect of exchange rate on cash and cash equivalents	(93)	—		(93)	(586)	—		(586)	—	—		—

Net increase (decrease) in cash and cash equivalents	48,969	(2,134)		46,835	(27,007)	70		(26,937)	57,140	(147)		56,993
Cash and cash equivalents at beginning of year	126,462	(751)		125,711	153,469	(821)		152,648	96,329	(674)		95,655

Cash and cash equivalents at end of year	$175,431	$(2,885)		$172,546	$126,462	$(751)		$125,711	$153,469	$(821)		$152,648

(e)	Adjustments reflect the corrections described under “(e) Accrued Interest Receivable” above.
(g)	The Company had incorrectly classified the amortization of premium and accretion of discounts, net on debt securities, which is shown as an increase to interest income on the statement of operations, as an investing cash flow. This non-cash interest income should have been deducted from net income to reconcile net income to net operating cash flows.

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

(7)    Balance Sheet Components

(a)    Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, and investments (in thousands):

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	Restated[1]			Restated[1]
Cash	$35,790	$—	$—	$35,790
Money Market Funds	67,678	—	—	67,678
Certificate of Deposit	46,143	—	(63)	46,080
Commercial Paper	67,293	—	(10)	67,283
Auction Rate Securities	108,840	—	—	108,840
Asset Backed Securities	12,983	—	(33)	12,950
Corporate Bonds	110,719	—	(437)	110,282
Federal Agencies	61,509	—	(306)	61,203

	$510,955	$—	$(849)	$510,106

Included in cash and cash equivalents	$172,546	$—	$—	$172,546
Included in short-term investments	256,982	—	(562)	256,420
Included in long-term investments	61,321	—	(287)	61,034
Included in restricted cash and investments	20,106	—	—	20,106

	$510,955	$—	$(849)	$510,106

See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	Restated[1]			Restated[1]
Cash	$36,984	$—	$—	$36,984
Money Market Funds	89,495	—	—	89,495
Taxable Auction Rate Securities	67,350	—	—	67,350
Certificate of Deposit	19,865	—	—	19,865
Corporate Bonds	13,236	—	(3)	13,233
Commercial Paper	11,923	—	(22)	11,901
U.S. Treasury Securities and Obligations of U.S. & State Government Agencies with unrealized loss	47,426	—	(248)	47,178

	$286,279	$—	$(273)	$286,006

Included in cash and cash equivalents	$125,711	$—	$—	$125,711
Included in short-term investments	110,169	—	(76)	110,093
Included in long-term investments	26,106	—	(197)	25,909
Included in restricted cash and investments	24,293	—	—	24,293

	$286,279	$—	$(273)	$286,006

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

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

OPENWAVE SYSTEMS INC.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Goodwill and Intangible assets, net

The following table presents a roll-forward of the goodwill and intangibles, net from June 30, 2005 to June 30, 2006 (in thousands):

	June 30, 2005 Balance	Additions(a)	Amortization	Currency Translation Impact	June 30, 2006 Balance
				Restated[1]	Restated[1]
Goodwill	$44,073	$104,734	$—	$—	$148,807
Intangible assets:
Developed and core technology	21,874	—	(6,042)	—	15,832
Customer contracts—licenses	95	—	(24)	—	71
Customer contracts—support	121	—	(84)	—	37
Content	—	4,100	(320)	140	3,920
Customer relationships	8,515	24,700	(4,670)	838	29,383
Internal use software and other	369	8,530	(1,437)	264	7,726

	$75,047	$142,064	$(12,577)	$1,242	$205,776

(a)	Additions to goodwill of $16.3 million were recorded in connection with the release of shares held previously in escrow related to the acquisition of Magic4 (see Note 5), and additions of $88.4 million were recorded in the quarter ended March 31, 2006 in connection with the acquisition of Musiwave (see Note 5). Additions to intangible assets of $37.3 million were recorded in connection with the acquisition of Musiwave during the quarter ended March 31, 2006 (see Note 5).
[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The following table presents a roll-forward of the goodwill and intangibles from June 30, 2004 to June 30, 2005 (in thousands):

	June 30, 2004 Balance	Additions	Amortization	June 30, 2005 Balance
Goodwill	$723	$43,350	$—	$44,073
Intangible assets:
Developed and core technology	1,548	25,715	(5,389)	21,874
Customer contracts—licenses	424	292	(621)	95
Customer contracts—support	—	197	(76)	121
Customer relationships	256	11,002	(2,743)	8,515
Workforce in place	—	414	(45)	369

	$2,951	$80,970	$(8,874)	$75,047

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amount of intangible assets at June 30, 2006 and 2005 was as follows (in thousands):

	June 30, 2006				June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			Restated[1]	Restated[1]
Developed and core technology	$30,735	$(14,903)	$—	$15,832	$30,735	$(8,861)	$21,874
Customer contracts—licenses	4,342	(4,271)	—	71	4,342	(4,247)	95
Customer contracts—support	197	(160)	—	37	197	(76)	121
Content	4,100	(320)	140	3,920	—	—	—
Customer relationships	36,502	(7,957)	838	29,383	11,802	(3,287)	8,515
Internal use software and other	8,944	(1,482)	264	7,726	414	(45)	369

	$84,820	$(29,093)	$1,242	$56,969	$47,490	$(16,516)	$30,974

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon intangible assets recorded as of June 30, 2006, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
Restated[1]
2007	$17,237
2008	16,936
2009	10,637
2010	4,800
2011	4,800
Thereafter	2,559

$56,969

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(f)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2006	2005
		Restated[1]
Accrued employee compensation	$21,612	$22,063
Income taxes payable	7,551	5,805
Other accrued liabilities	29,914	24,907

	$59,077	$52,775

[1]	See Note 3, “Restatement and Reclassification of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed November 7, 2006).

4.1	Rights Agreement by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, dated August 8, 2000, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate, as amended and restated in its entirety effective as of June 9, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Indenture by and among the Company and U.S. Bank National Association, as Trustee dated September 9, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.5	Registration Rights Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated dated September 9, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.2	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.3*	Openwave Systems Inc. 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).

10.4*	Openwave Systems Inc. 1999 Directors’ Stock Option Plan form of stock option agreement, amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.5*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.6*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan and form of subscription agreement, amended and restated effective April 11, 2002, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.7*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.8*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.9*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

Exhibit Number	Description
10.10*	Amended and Restated Employment Terms Letter Agreement by and between the Company and Allen Snyder, dated October 4, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 8, 2004).

10.11*	Amended Employment Offer Letter Agreement by and between Openwave Systems Inc. and Allen Snyder, dated February 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 28, 2006).

10.12*	Employment Agreement by and between Openwave Systems Inc. and David C. Peterschmidt, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 5, 2004).

10.13	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.14*	Transition and Release Agreement between Openwave Systems Inc. and Don Listwin, dated July 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2005).

10.15*	Employment Offer Letter Agreement by and between Openwave and Harold (Hal) L. Covert, Jr., dated September 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 12, 2005).

10.16*	Employment Transition & Release Agreement by and between Openwave and Joshua Pace, dated September 12, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 12, 2005).

10.17*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.18*	Employment Offer Letter Agreement by and between Openwave Systems Inc. and David Whalen, dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 19, 2005).

10.19	Amended and Restated Stock Purchase Agreement, dated as of November 9, 2005, by and among Openwave Systems Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K/A filed November 14, 2005).

10.20	Underwriting Agreement, dated December 7, 2005 among Openwave Systems Inc. and Merrill Lynch & Co., Lehman Brothers, Inc., JP Morgan Securities, Inc. and Thomas Weisel Partners LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed December 8, 2005).

10.21*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.22*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.23*	Form of Executive Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed November 7, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed December 1, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement