Form 10-Q
period 2007-03-31
OPENWAVE SYSTEMS INC
filed 2007-05-11
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007 there were 82,748,679 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	June 30, 2006

Assets
Current Assets:
Cash and cash equivalents	$99,702	$172,546
Short-term investments	223,465	256,420
Restricted cash	1,250	—
Accounts receivable, net	95,137	152,547
Prepaid expenses and other current assets	33,055	21,449

Total current assets	452,609	602,962

Property and equipment, net	22,295	20,784
Long-term investments and restricted cash and investments	62,138	81,140
Deposits and other assets	7,050	9,169
Goodwill	153,743	148,807
Intangible assets, net	54,198	56,969

Total assets	$752,033	$919,831

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,907	$14,951
Accrued liabilities	70,026	59,077
Accrued restructuring costs	13,687	18,542
Deferred revenue	47,886	58,964

Total current liabilities	143,506	151,534

Accrued restructuring costs, net of current portion	53,404	60,922
Deferred revenue, net	11,571	6,814
Deferred rent obligations	1,400	1,055
Deferred tax liabilities, net of current portion	4,898	11,417
Convertible subordinated notes and other, net	148,811	148,494

Total liabilities	363,590	380,236

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 89,133 and 94,546 issued and outstanding	89	95
Additional paid-in capital	3,320,374	3,347,195
Advance for share repurchase	(54,052)	—
Accumulated other comprehensive income (loss)	2,068	(482)
Accumulated deficit	(2,880,036)	(2,807,213)

Total stockholders’ equity	388,443	539,595

Total liabilities and stockholders’ equity	$752,033	$919,831

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
License	$14,946	$58,067	$69,305	$156,814
Maintenance and support	22,917	22,353	68,563	71,000
Services	22,712	23,200	74,003	73,408
Projects/ Systems	2,129	1,273	10,336	11,501
Content	8,348	8,151	24,200	8,151

Total revenues	71,052	113,044	246,407	320,874

Cost of revenues:
License	2,863	3,226	8,831	9,861
Maintenance and support	9,153	7,377	25,073	23,333
Services	17,502	18,579	57,000	54,618
Projects/ Systems	817	631	4,493	6,498
Content	3,635	4,702	11,239	4,702

Total cost of revenues	33,970	34,515	106,636	99,012

Gross profit	37,082	78,529	139,771	221,862

Operating expenses:
Research and development	20,208	21,696	60,079	67,037
Sales and marketing	27,633	33,530	81,700	92,014
General and administrative	19,960	17,512	55,110	52,567
Stock option review and associated costs	540	—	6,782	—
Restructuring and other related costs	576	765	13,560	7,670
Amortization of intangible assets	2,839	2,675	7,746	4,103
Gain on sale of technology and other	—	(3,800)	(1,287)	(11,349)

Total operating expenses	71,756	72,378	223,690	212,042

Operating loss	(34,674)	6,151	(83,919)	9,820
Interest income	5,013	5,437	17,284	10,254
Interest expense	(1,283)	(1,300)	(3,853)	(3,842)
Other income (expense), net	191	(11)	1,263	(1,617)
Impairment of non-marketable equity securities	(1,185)	—	(1,185)	(104)

Loss before provision for income taxes	(31,938)	10,277	(70,410)	14,511
Income tax expense	572	707	2,413	4,173

Net income (loss)	$(32,510)	$9,570	$(72,823)	$10,338

Basic net loss per share	$(0.35)	$0.10	$(0.78)	$0.13

Diluted net loss per share	$(0.35)	$0.10	$(0.78)	$0.13

Shares used in computing basic net loss per share	92,114	91,442	92,880	78,750
Shares used in computing diluted net loss per share	92,114	95,044	92,880	82,217

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
		Restated[1]
Cash flows from operating activities:
Net income (loss)	$(72,823)	$10,338
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	22,211	16,133
Stock-based compensation	19,731	32,173
Noncash restructuring charges	1,360	414
Provision for doubtful accounts	3,585	865
Amortization of discount on convertible debt and debt issuance costs	757	754
Loss on disposal of property and equipment	51	112
Amortization/accretion of premiums/discounts on investments	(454)	(1,103)
Deferred tax liability, net	(7,176)	(2,940)
Gain on sale of technology and other	(1,287)	(11,349)
Impairment of non-marketable securities	1,185	104
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	55,208	(6,654)
Prepaid assets, deposits, and other assets	(10,607)	2,019
Accounts payable	(3,094)	(2,339)
Accrued liabilities	9,577	(2,159)
Accrued restructuring costs	(12,373)	(10,482)
Deferred revenue	(7,419)	(22,407)

Net cash provided by (used for) operating activities	(1,568)	3,479

Cash flows from investing activities:
Purchases of property and equipment	(11,268)	(8,174)
Acquisition, net of cash acquired	(12,090)	(113,916)
Restricted cash related to acquisition	(1,250)	—
Net proceeds from sale of technology and other	1,287	11,349
Purchases of short-term investments	(214,815)	(344,886)
Proceeds from sales and maturities of short-term investments	287,622	267,277
Purchases of long-term investments	(34,102)	(93,133)
Proceeds from sales and maturities of long-term investments	12,768	20,596
Restricted cash and investments	1,528	4,158

Net cash provided by (used for) investing activities	29,680	(256,729)

Cash flows from financing activities:
Payment on note payable	(305)	—
Proceeds from issuance of common stock, net of repurchases	(611)	319,350
Stock buy back plan	(100,000)	—

Net cash provided by (used for) financing activities	(100,916)	319,350

Effect of exchange rates on cash and cash equivalents	(40)	—

Net increase (decrease) in cash and cash equivalents	(72,844)	66,100
Cash and cash equivalents at beginning of period	172,546	125,711

Cash and cash equivalents at end of period	$99,702	$191,811

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,519	$6,463

Cash paid for interest	$4,885	$3,869

Noncash investing and financing activities:
Common stock issued for acquisitions	$—	$16,350

Transfers among short-term and long-term investments	$39,520	$25,730

[1]	Amounts have been restated. See Note 1 “Reclassifications” to the condensed consolidated financial statements for further information.

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2007 and June 30, 2006, and the results of operations for the three and nine months ended March 31, 2007 and 2006 and cash flows for the nine months ended March 31, 2007 and 2006. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain amounts previously reported as of March 31, 2006 have been reclassified to correct errors. Specifically, interest receivable on debt securities of $1.7 million was incorrectly included in cash and cash equivalents on the balance sheet as opposed to prepaid expenses and other assets. The Company also incorrectly classified the amortization of premiums and accretion of discounts on debt securities in cash flows from investing activities. The amortization and accretion should have been shown as a reconciling item between net income (loss) and cash flows provided by (used in) operating activities. The net impact of this error, combined with the reclass of the interest receivable, on the nine months ended March 31, 2006 was as follows:

	Net cash provided by operating activities	Net cash used for investing activities	Net increase in cash and cash equivalents
As previously Reported	$5,567	$(257,832)	$67,085
Reclassification	(2,088)	1,103	(985)

As Reported	$3,479	$(256,729)	$66,100

Similar errors occurred in the first six months of fiscal 2007. The net impact of these errors on the six months ended December 31, 2006 was an understatement of net cash used for operations by $0.3 million and an overstatement of cash flow provided by investing activities of $0.1 million. These immaterial errors were corrected in the statement of cash flows for the nine months ended March 31, 2007.

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policy from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2006, with the exception of the change in policy regarding evidence of an arrangement. Due to changes in the business environment and to address customer requirements, effective January 1, 2007, the Company amended its policy such that in addition to a signed arrangement, a purchase order from the customer is required in order to satisfy the evidence of an arrangement criteria. Purchase orders received on or prior to the end of quarter would be eligible for revenue recognition. Lack of a valid purchase order from the customer would constitute an incomplete arrangement and revenue on the order that under our prior policy would have been recognized is now deferred until a valid PO is received. Customers who notify the Company that they do not issue purchase orders in their normal course of business, or have previously provided a letter in lieu of a purchase order, are exempt from the PO requirement and would not be subject to revenue deferral.

Stock Based Compensation

The Company accounts for its stock options under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123R, Share-Based Payment, (“FAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Stock-based compensation related to:
Grants of nonvested stock	$844	$2,677	$3,023	$8,220
Awards accelerated in relation to restructuring	—	—	2,798	—
Stock options granted to employees and directors	3,639	5,398	13,711	19,640
Employee stock purchase plan	199	—	199	—
Issuance of common stock related to acquisition agreements	—	2,583	—	4,313

Stock-based compensation recognized in the consolidated statements of operations	$4,682	$10,658	$19,731	$32,173

During the nine months ended March 31, 2007 and 2006, the Company recorded a $0.4 million and $0.2 million tax benefit related to stock option expense recognized during the respective periods.

During the quarter ended December 31, 2006, the Company modified the vesting of 140,975 share options and 88,426 shares of restricted stock held by former Chief Operating Officer Allen Snyder. The modification caused these grants to vest on November 30, 2006 to coincide with his final date of employment, as opposed to the previously agreed-upon vesting date of December 31, 2006. As a result of that modification of the share options, the Company recorded a reduction of compensation expense of $1.6 million for the quarter ended December 31, 2006, due to the reversal of previously recognized compensation expense related to options expected to be forfeited, off-set in part by compensation expense resulting from the modification. Additionally, the Company recorded $0.8 million in restructuring expense related to this acceleration, as the vesting of this award was accelerated based on the termination agreement entered into in connection with the FY 2007 Restructuring Plan.

The Company elected to amortize stock-based compensation for awards granted on or after the adoption of FAS 123R on July 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to July 1, 2005, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” This is the same manner applied in the pro forma disclosures under FAS 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) for periods prior to the adoption of FAS 123R.

(a)	Assumptions and Activity

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Expected volatility	76.7%	90.1%	85.9%	93.8%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.75 - 6.06	5.75 -6.06	5.75 - 6.06	5.75 - 6.06
Risk-free rate	4.7%	4.6%	4.8%	4.4%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity from July 1, 2006 to March 31, 2007 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	10,557	$14.82	8.40	$6,380
Options granted	1,904	8.48
Exercised	(93)	3.60
Forfeited, canceled or expired	(3,305)	14.38

Outstanding at March 31, 2007	9,063	$13.77	7.94	$2,846

Vested and expected to vest at March 31, 2007	8,054	$13.88	7.85	$2,628

Exercisable at March 31, 2007	4,795	$14.40	7.27	$2,041

The weighted average grant date fair values of options granted during the nine months ended March 31, 2007 and 2006 were $6.27 and $13.87. The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 were $0.4 million and $37.6 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares from July 1, 2006 to March 31, 2007 is presented below (in thousands except per share amounts):

Nonvested Shares/Units	Shares/Units	Weighted Average Grant Date Fair Value Per Share/Unit
Nonvested at July 1, 2006	1,618	$15.06
Nonvested shares granted	365	8.33
Restricted stock units granted	125	8.84
Vested	(737)	13.86
Forfeited	(359)	15.65

Nonvested at March 31, 2007	1,012	$12.54

As of March 31, 2007, there was $12.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the nine months ended March 31, 2007 and 2006 was $10.2 million and $3.7 million.

The impact on our results of operations of recording stock-based compensation for the three and nine month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Maintenance and support	$180	$205	$785	$1,211
Services	199	299	1,023	1,198
Research and development	441	1,164	1,710	5,308
Sales and marketing	1,569	5,917	6,480	14,685
General and administrative	2,293	3,073	6,935	9,771
Restructuring and other related costs	—	—	2,798	—

	$4,682	$10,658	$19,731	$32,173

(b)	Reinstatement of Employee Stock Purchase Plan

In January 2007 the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which was suspended in October 2002. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains one six-month purchase and offering period. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the ESPP is the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period and the end of each purchase period.

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

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application permitted for the first interim period ending after November 15, 2006. The Company’s current policy to evaluate errors on a rollover basis. The Company intends to adopt SAB No. 108 by the end of fiscal year 2007 and is currently in the process of evaluating the effect of SAB No. 108 on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted average shares used in computing basic net income (loss) per share of common stock	92,114	91,442	92,880	78,750
Dilutive effect of unvested stock subject to repurchase	—	867	—	496
Dilutive effect of employee stock options	—	2,539	—	2,476
Dilutive effect of contingently issuable shares related to a business combination	—	196	—	495

Weighted average shares used in computing diluted net income (loss) per share of common stock	92,114	95,044	92,880	82,217

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	943	1,783	1,275	1,653
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	375	—	402	—
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	9,701	3,516	10,133	3,688
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154	8,154

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

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Disaggregated revenue
Server	$52,421	$74,467	$181,867	$236,126
Client	10,283	30,426	40,340	76,597
Content	8,348	8,151	24,200	8,151

Total revenues	$71,052	$113,044	$246,407	$320,874

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa (“EMEA”). Information regarding the Company’s revenue in different geographic regions is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
United States	$29,132	$60,737	$101,266	$146,843
Americas, excluding the United States	3,252	5,672	14,915	17,489
Europe, Middle East, and Africa	20,561	19,833	62,105	69,406
Japan	9,232	12,914	28,553	39,427
Asia Pacific, excluding Japan	8,875	13,888	39,568	47,709

Total revenues	$71,052	$113,044	$246,407	$320,874

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three and nine months ended March 31, 2007 and 2006 was as follows:

	% of Total Revenue Three Months Ended		% of Total Revenue Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Customer:
Sprint Nextel	19%	16%	20%	20%

(4) Balance Sheet Components

(a)	Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	March 31,	June 30,
	2007	2006
Accounts receivable	$81,727	$105,988
Unbilled accounts receivable	21,109	52,966
Allowance for doubtful accounts	(7,699)	(6,407)

	$95,137	$152,547

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at March 31, 2007 and June 30, 2006 were as follows:

	% of Total Accounts Receivable
	March 31,	June 30,
	2007	2006
Customer:
Sprint Nextel	15%	15%

(b)	Goodwill and Intangible Assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2006 to March 31, 2007 (in thousands):

	Balance as of June 30, 2006	Additions	Amortization	Currency Translation Impact	Balance as of March 31, 2007
Goodwill	$148,807	$4,936	$—	$—	$153,743
Intangibles assets:
Developed and core technology	15,832	8,160	(5,136)	—	18,856
Customer contracts—licenses	71	650	(280)	—	441
Customer contracts—support	37	220	(75)	—	182
Content	3,920	—	(564)	239	3,595
Customer relationships	29,383	—	(5,455)	1,438	25,366
Internal use software and other	7,726	—	(2,291)	323	5,758

	$205,776	$13,966	$(13,801)	$2,000	$207,941

Total amortization expense related to intangible assets during the three and nine months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Developed and core technology	$1,853	$1,492	$5,136	$4,551
Customer contracts—licenses	137	6	280	18
Customer contracts—support	16	21	75	63
Content	222	149	564	149
Customer relationships	2,023	2,030	5,455	3,404
Internal use software and other	816	645	2,291	699

	$5,067	$4,343	$13,801	$8,884

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

The following tables set forth the carrying amount of intangible assets, net as of March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007				June 30, 2006
	Gross Carrying Amount	Currency Translation Impact	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Currency Translation Impact	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$38,895	$—	$(20,039)	$18,856	$30,735	$—	$(14,903)	$15,832
Customer contracts—licenses	4,992	—	(4,551)	441	4,342	—	(4,271)	71
Customer contracts—support	417	—	(235)	182	197	—	(160)	37
Content	4,100	239	(744)	3,595	4,100	140	(320)	3,920
Customer relationships	36,502	1,438	(12,574)	25,366	36,502	838	(7,957)	29,383
Internal use software and other	8,944	323	(3,509)	5,758	8,944	264	(1,482)	7,726

	$93,850	$2,000	$(41,652)	$54,198	$84,820	$1,242	$(29,093)	$56,969

The following table presents the estimated future amortization of intangible assets, based upon the intangible assets recorded as of March 31, 2007, (in thousands):

Fiscal Year	Amortization
2007 (remaining)	$4,775
2008	18,768
2009	13,090
2010	6,815
2011	6,768
2012	3,982

$54,198

(c)	Deferred Revenue

As of March 31, 2007 and June 30, 2006, the Company had deferred revenue of $59.5 million and $65.8 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $36.2 million and $34.5 million as of March 31, 2007 and June 30, 2006, respectively.

(d)	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	March 31, 2007	June 30, 2006
Unrealized gain (loss) on marketable securities, net of taxes	$(68)	$(849)
Cumulative translation adjustments, net of taxes	2,136	367

Accumulated other comprehensive income (loss)	$2,068	$(482)

Comprehensive income (loss) is comprised of net income (loss), changes in unrealized gain (loss) on marketable securities, and changes in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$(32,510)	$9,570	$(72,823)	$10,338
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of taxes	106	(315)	781	(194)
Change in accumulated foreign currency translation adjustments, net of taxes	1,840	—	1,769	—

Total comprehensive income (loss)	$(30,564)	$9,255	$(70,273)	$10,144

In January 2006, the Company acquired Musiwave, which has a Euro functional currency. As such, foreign currency translation adjustments for Musiwave are recognized in accumulated other comprehensive income on the condensed consolidated balance sheet.

During the quarter ended March 31, 2007, the Company recorded a $2.0 million increase in intangible assets related to Musiwave due to the strength of the Euro versus the United States dollar since June 30, 2006. This increased the accumulated foreign currency translation adjustment by $2.0 million, of which $1.6 million should have been recognized in the first six months of fiscal year 2007.

(5) Acquisitions

Acquisition of WiderWeb

On February 9, 2007, the Company acquired all of the outstanding issued share capital of WiderWeb Limited (“WiderWeb”), a developer of mobile web access solutions, for initial aggregate consideration of approximately $3.6 million (the “Initial Consideration”). The Initial Consideration consists of the payment of cash consideration of $3.3 million and transaction costs of $0.3 million, consisting primarily of professional fees.

In addition to the Initial Consideration, Openwave may pay contingent consideration relating to a retention agreement (“Retention Amount”). The maximum amount potentially payable for the Retention Amount is $875,000 for the retention of certain key employees of WiderWeb for a two-year period beginning February 9, 2007. The Retention Amount is being amortized over the two-year period as compensation expense.

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount of the WiderWeb Earn Out payments is determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. No WiderWeb Earn Out was achieved for the quarter ended March 31, 2007. Such payments will be charged to goodwill on the consolidated balance sheet at the time of payment.

The Initial Consideration also does not include $875,000 held back for potential indemnification claims. If there are no qualifying claims made, one half of the $875,000 is payable in one year following the acquisition and the other half is payable in 15 months following the acquisition. Such payments will be charged to goodwill on the consolidated balance sheet at the time of payment.

The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$15
Accounts receivable	176
Property, plant and equipment	15

Total tangible assets	206

Intangible assets:
Identifiable intangibles	2,190
Goodwill	2,032

Total intangible assets	4,222

Liabilities assumed:
Accounts payable and accrued liabilities	(95)
Deferred tax liability	(657)
Deferred revenue	(103)

Total liabilities assumed	(855)

Net assets acquired	$3,573

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

Pursuant to the terms of the merger agreement, in addition to the Initial Consideration, Openwave may pay contingent consideration (“SoloMio Earn Out”) of up to an additional $5.5 million. The actual amount of the SoloMio Earn Out payments is determined based upon the achievement of revenue-related targets by the SoloMio product line over various periods between closing and December 31, 2007. No SoloMio Earn Out was achieved for the quarter ended December 31, 2006. The remaining potential SoloMio Earn Out pursuant to the merger agreement is $3.3 million as of March 31, 2007, of which up to $1.1 million may be earned per quarter through December 31, 2007.

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

In addition to the Initial Consideration, Openwave may pay contingent consideration relating to a retention agreement (“Holdback Amount”). The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or approximately $3.1 million, using the exchange rate as of March 31, 2007, for the retention of certain key employees of Musiwave for an 18-month period beginning January 13, 2006. Ninety percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount is being amortized over the 18 month period as compensation expense. As of March 31, 2007, €.6 million, or $0.8 million, of the Holdback Amount had been paid and €1.7 million, or $2.3 million using the exchange rate as of March 31, 2007 remained available for payment.

In addition to the Initial Consideration, the merger agreement contained a performance-based earn out (“Earn Out”) of up to €15.0 million contingent upon meeting certain financial targets during calendar year 2006. This Earn Out was not achieved and no amounts will be paid.

(6) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $206,000 and $622,000 of the discount has been amortized during the three and nine months ended March 31, 2007, respectively, compared to approximately $206,000 and $619,000 in the corresponding periods of the prior year. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. Approximately $45,000 and $135,000 of debt issuance costs has been amortized during the three and nine months ended March 31, 2007, respectively, equal to $45,000 and $135,000 for the corresponding periods of the prior fiscal year.

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

Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that was pledged to secure the payment of the first nine scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At June 30, 2006, the balance of the pledged securities was $2.1 million. Upon the sixth interest payment in September 2006, amounts are no longer required to be pledged with respect to the Notes.

Pursuant to the issuance of the Notes, the Company agreed to maintain certain covenants to the trustee of the Note holders. These covenants include, among others, (1) the timely payment of principal, premium, if any, and interest on the Notes; (2) the filing of the periodic and other reports that the Company is required to file with the SEC pursuant to the Exchange Act with the trustee within 15 days after such reports are filed with the SEC; and (3) the delivery to the trustee of a compliance certificate within 120 days of the end of each fiscal year.

If the Company fails to observe or correct certain covenants for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Notes. Upon an event of default, the trustee or holders of at least 25% in aggregate principal amount of the Notes may accelerate the Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority in aggregate principal amount of the Notes may rescind or annul acceleration and its consequences if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration. As of March 31, 2007 the Company is in compliance with all debt covenants.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs will dismiss and release all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the District Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The District Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, the District

Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of March 31, 2007.

Shareholder Derivative Lawsuit. On May 16, 2006, a report published by the Center for Financial Research and Analysis identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, the Company announced that it had received a letter of informal inquiry from the Securities Exchange Commission requesting documents related to the Company’s stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal court, purportedly on behalf of the Company, against various of the Company’s current and former directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the backdating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

The state court actions, which are pending in the Superior Court for the County of San Mateo are captioned:

Hertz v. Black et al., Case No. CIV 455265

Smith v. Black et al., Case No. 455266

Busse v. Puckett et al., Case No. CIV 456226

On September 5, 2006, the state court consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On December 4, 2006, the state court granted the motion to stay. The state court actions will remain pending and Openwave and the individual defendants will be required to attend periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change.

The federal court actions, which are pending in the United States District Court for the Northern District of California, are captioned:

Hacker v. Peterschmidt et al., Civ. No. 3:06-cv-03468-SI;

Bowie v. Black et al., Civ. No. 3:2006-cv-04479-WHA;

Sherupski v. Puckett et al., Civ. No. 3:06-cv-04524-WHA;

Koning v. Puckett et al., Civ. No. 3:06-cv-04509-MJJ.

On October 11, 2006, the district court entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al.) and appointed lead plaintiffs and lead counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. A motion to dismiss hearing was held in late April, 2007, and the Company is waiting for a decision on the motion. The consolidated federal court action is in its very early stages. No amount is accrued as of March 31, 2007 as a loss is not considered probable or reasonably estimable.

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

On January 22, 2007, the Company responded to Harbinger’s complaint by filing a motion to dismiss. The Company also filed its own verified complaint in the Delaware Court of Chancery seeking, among other remedies, declarations that Harbinger did not comply with the Company’s bylaws and therefore its candidates were not properly nominated at the Annual Meeting, that Messrs. Peterschmidt and Held were rightfully elected to serve on the Company’s board of directors, and that Messrs. Zucco and Breen were not validly elected to the Company’s Board of Directors. Harbinger responded to the Company’s motion to dismiss by amending and restating its complaint seeking, among other remedies, a declaration that Mr. Zucco has been validly elected as a member of the Company’s board of directors and that a new election be held between Messrs. Peterschmidt, Held, and Breen for one board seat. Additionally, Harbinger filed a motion for a status quo order, which the Court denied. The Company filed a motion to dismiss, which the Court denied. A trial on the matter was held on March 12-13, 2007, and the Company is waiting for a decision.

Securities Class Actions

Four substantially similar securities class action complaints were filed in United States District Court for the Southern District of New York against the Company and various of the Company’s current and former directors and officers. The plaintiffs allege that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by fraudulently mis-dating certain of the Company’s stock option grants from 1999 through 2006 and issuing false or misleading public disclosures relating to the Company’s stock option grant practices, and false or misleading financial statements, which plaintiffs contend did not accurately reflect the Company’s compensation expense pursuant to Generally Accepted Accounting Principles. The complaints seek an unspecified amount of monetary damages and other relief. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

The federal court actions, which are currently pending in the United States District Court for the Southern District of New York, are captioned:

Garfield v. Openwave et al., Civ. No. No. 07-1309-DLC;

Giltman v. Openwave et al., Civ. No. 07-1916-DLC;

Wen v. Openwave et al., Civ. No. 07-1917-DLC;

Valle v. Openwave et al., Civ. No. 07-2512-DLC.

Motions for appointment of lead plaintiff(s) are scheduled to be heard on May 18, 2007. Additionally, the defendants have filed a motion to transfer venue from the Southern District of New York to the Northern District of California in each action. The class action is in its very early stages.

Indemnification claims. The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of March 31, 2007, no amount is accrued for indemnifications.

(8) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced restructurings during the years ending June 30, 2007 and 2006, and various other restructurings in 2002 through 2005.

During the quarter ended September 30, 2006, the Company implemented the FY2007 Restructuring to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $11.8 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets in the nine months ended March 31, 2007. Included in the restructuring and other charges are approximately $7.6 million related to employee termination benefits, $2.8 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation of abandoned assets. Additionally, $0.6 million was recorded as restructuring expense which relates to facilities restructured under previous restructuring plans implemented prior to fiscal year 2007.

During the quarter ended September 30, 2005, the Company implemented the FY2006 Restructuring to better distribute the Company’s resources among its client and server product groups. In addition, the Company incurred further facilities-related charges under the FY2005 Restructuring as it ceased using information technology labs in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities and accretion-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The accelerated depreciation was a non-cash charge and is not included in the restructuring liability table below. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

The following table sets forth the restructuring liability activity from June 30, 2006 through March 31, 2007 (in thousands):

Restructuring Plan initiated in:

	FY 02 to FY 05	FY 06		FY 07	Total Net
	Facility	Facility	Severance	Severance	Liability
Balance as of June 30, 2006	$78,223	$998	$243	$-	$79,464

New charges (1)				7,843	7,843
Accretion expense	632	14			646
Cash paid, net of sublease income	(5,854)	(219)	(83)	(146)	(6,302)

Balance as of September 30, 2006	$73,001	$793	$160	$7,697	$81,651

New charges (reversals) (2)	—	—	—	(273)	(273)
Accretion expense	599	11	—	—	610
Cash paid, net of sublease income	(4,347)	(129)	(73)	(5,000)	(9,549)

Balance as of December 31, 2006	$69,253	$675	$87	$2,424	$72,439

New charges (reversals)	—	—	—	—	—
Accretion expense	566	10	—	—	576
Cash paid, net of sublease income	(4,817)	(135)	(35)	(937)	(5,924)

Balance as of March 31, 2007	$65,002	$550	$52	$1,487	$67,091

(1)	Total charges do not include $1.4 million of non-cash accelerated depreciation on fixed assets, as well as $1.1 million in non-cash stock based compensation expense charged to restructuring during the period.
(2)	Total new charges do not include $1.7 million of stock based compensation expense charged to restructuring during the period.

As of March 31, 2007, the Company has sublease contracts in place for all of its exited facilities, which provide for approximately $40.7 million of future sublease income from third parties. The following table sets forth the components of the estimated future cash flows relating to restructured facilities, prior to discounting for future accretion expense, at March 31, 2007 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2007 (remaining)	$5,627	$(1,934)	$3,693
2008	19,247	(7,165)	12,082
2009	17,602	(6,414)	11,188
2010	18,079	(6,671)	11,408
2011	19,119	(6,546)	12,573
2012	19,035	(6,568)	12,467
Thereafter	15,483	(5,436)	10,047

	$114,192	$(40,734)	$73,458

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

10) Stock Repurchase Plan

On January 4, 2007, the Company announced that it intended to repurchase up to $100.0 million of the Company’s common stock. On January 30, 2007, the Company entered into an agreement with Merrill Lynch to effect the stock repurchase whereby the Company agreed to purchase shares of its common stock from Merrill Lynch for an aggregate price of $100.0 million. Under the agreement, Merrill Lynch purchased shares in the open market and delivered those shares to the Company from time to time during the Company’s third and fourth fiscal quarters of 2007. The Company repurchased a total of 5.4 million shares during the third quarter ended March 31, 2007. The portion of the $100.0 million which had not yet been used to repurchase shares by March 31, 2007 is reflected in Advance for share repurchase within equity on the consolidated balance sheet. On April 11, 2007, the Company completed its $100.0 million stock repurchase program. As a result of this program the Company repurchased and retired approximately 11.8 million shares of our common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of Management and are subject to certain risks and uncertainties, including economic and market variables that may cause actual events, results or performance to differ materially from those indicated by such statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below in Part II, Item 1A, under the subheading “Risk Factors” and elsewhere in this report. The occurrence of the events described in Part II, Item 1A, under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and other risks identified from time to time in the Company’s public statements and reports filed with the Securities and Exchange Commission.

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

Overview of Financial Results During the Three and Nine Months Ended March 31, 2007

The following table represents a summary of our operating results for our third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent Change	March 31,		Percent Change
	2007	2006		2007	2006
	(unaudited)			(unaudited)
Revenues	$71,052	$113,044	-37%	$246,407	$320,874	-23%
Cost of revenues	33,970	34,515	-2%	106,636	99,012	8%

Gross profit	37,082	78,529	-53%	139,771	221,862	-37%
Operating expenses	71,756	72,378	-1%	223,690	212,042	5%

Operating income (loss)	(34,674)	6,151	-664%	(83,919)	9,820	-955%
Interest and other income (expense), net	2,736	4,126	-34%	13,509	4,691	188%
Income tax expense	572	707	-19%	2,413	4,173	-42%

Net income (loss)	$(32,510)	$9,570	-440%	$(72,823)	$10,338	-804%

Revenues decreased 37% and 23% during the three and nine months ended March 31, 2007 compared to the corresponding periods of the prior year. The decrease was primarily in license revenues, which declined by 74% and 56%, during the same periods, respectively. The decrease in license revenues was due to the reduction in bookings during our product transition, as our revenues are primarily derived from our existing customers who already own many of our legacy products, and we do not expect our license revenues to increase until we receive significant orders for the next generation of our existing core products, or our new products. In addition, we have experienced a general decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of recent mergers.

Operating expenses increased $11.6 million during the nine months ended March 31, 2007 compared to the corresponding period of the prior year. The increase was due to certain unusual events during the nine months ended March 31, 2007, including $6.8 million of costs associated with our internal stock option practices review and legal costs associated with related lawsuits and a $5.9 million increase in restructuring costs. In addition, operating expenses during the nine months ended March 31, 2006 included $11.3 million in gains on sales of technology, which reduced operating expenses, as opposed to $1.3 million during the corresponding period of fiscal 2007. Absent these unusual items, operating expenses would have declined from the prior year overall, as discussed in more detail under “Summary of Operating Results” below.

Operating Environment During the Three and Nine Months Ended March 31, 2007

Mobile telecommunications operators are experiencing internal reorganization in response to the recent consolidations in the industry. This has shifted the demand from expensive infrastructure-related solutions with long implementation cycles to products and services that are revenue-enhancing products and offer a quick return on investment. During the nine months ended March 31, 2007, Openwave has been investing in developing new products as well as investing in our existing products to build the next generation of core products which we believe are in line with the needs of our global customer base.

As the industry has, and continues to experience some consolidation, we believe it is prudent for Openwave to look at all options that will strengthen the Company and make it more competitive for the long term. On March 23, 2007, we announced that Robert Vrij was appointed President and Chief Executive Officer of Openwave and that David Peterschmidt was resigning his role of chief executive officer of Openwave. Previously, Mr. Vrij served as Openwave’s Executive Vice President of Worldwide Field Operations since January 2007. Mr. Vrij was formerly President and Chief Executive Officer of Lucent’s Europe, Middle East, and Africa operation. In addition, we also announced that Openwave has retained a financial advisor to explore a range of strategic alternatives and options to enhance shareholder value, including a possible sale of the company, and that Openwave’s Board of Directors has formed a Strategic Alternatives Committee of the Board, composed of David Peterschmidt as committee chair, along with Masood Jabbar and Jerry Held, both of whom are independent members of the Board of Directors, to assist the full Board in overseeing the process.

During the quarter ended March 31, 2007, Openwave continued to work with mobile operators and handset manufacturers to enable the successful delivery of personalized content and communications. Selected milestones include:

•

During the third quarter, Openwave announced an alliance with SiRF Technology Holdings, Inc., a leading provider of GPS-enabled silicon and premium software location platforms, to accelerate the adoption of Aided-GPS location technology by wireless service providers and boost the deployment of location-based services. The two companies have worked together to integrate Openwave’s Location Manager with SiRF’s SiRFLoc Multimode location server, which Openwave has licensed and will resell globally, providing communications service providers with a robust, scalable location platform they can build upon to launch a broad range of distinctive and popular location-aware applications.

•

In February 2007 we introduced the Openwave Contextual Merchandising solution, an end-to-end targeted content and promotions solution that will help drive the consumption of mobile content and create off-deck revenue opportunities for mobile operators.

•

Also in the quarter, we announced that Orange UK has launched a Musiwave powered full-track music download store. The Orange branded music store is now live on seven handset models and is expected to be rolled out on all new music handsets through calendar 2007.

•

During the 3GSM World Congress which took place in February 2007 in Barcelona, Spain, the Openwave Adaptive Messaging Solution was awarded a commendation in the Best Mobile Messaging Service category of the 2007 Global Mobile Awards. Openwave Adaptive Messaging has also previously been recognized with the Frost & Sullivan 2006 Product Line Strategy Award.

•

On February 9, 2007, Openwave completed the acquisition of WiderWeb Limited, a leading developer of mobile web access solutions. The acquisition provides Openwave with an open internet browsing solution that re-formats web content for mobile phones in a highly optimized, compressed and standards-based XHTML/MP format, opening up access to the entire Internet on mass market mobile devices.

•

In March of 2007, we showcased the Openwave Adaptive Mobility suite at CTIA Wireless in Orlando, Florida. This solution suite is designed to enable operators to deliver personalized, easy-to-use, and revenue-generating services for content and communications across diverse networks and devices.

•

Late in the third fiscal quarter of 2007, we announced the Openwave Mobile Widget solution, designed to simplify access to and discovery of highly personalized content. The AJAX-based solution, based on the Openwave MIDAS application development environment, enables compelling and highly relevant mobile widgets to be integrated directly into the mobile device’s idle screen and run on diverse mobile platforms.

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

Stock-based compensation

Effective July 1, 2005, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.2 million increase in the fair value of options granted during the quarter ended March 31, 2007. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of FAS 123R would have resulted in a change of $0.2 million in stock-based compensation expense for the quarter ended March 31, 2007. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we will change our method of deriving the expected term. This change could impact our fair value of options granted in the future.

Summary of Operating Results

Three and Nine Months Ended March 31, 2007 and 2006

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the three and nine months ended March 31, 2007 and 2006 we had one significant customer, as shown in the following table:

	% of Total Revenue Three Months Ended		% of Total Revenue Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Customer:
Sprint Nextel	19%	16%	20%	20%

The following table presents the key revenue information for the three and nine months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent Change	March 31,		Percent Change
	2007	2006		2007	2006
Revenues:
License	$14,946	$58,067	-74%	$69,305	$156,814	-56%
Maintenance and support	22,917	22,353	3%	68,563	71,000	-3%
Services	22,712	23,200	-2%	74,003	73,408	1%
Project/ Systems	2,129	1,273	67%	10,336	11,501	-10%
Content	8,348	8,151	2%	24,200	8,151	197%

Total Revenues	$71,052	$113,044	-37%	$246,407	$320,874	-23%

Percent of revenues:
License	21%	51%		28%	49%
Maintenance and support	32%	20%		28%	22%
Services	32%	21%		30%	23%
Project/ Systems	3%	1%		4%	4%
Content	12%	7%		10%	2%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues decreased by 74% and 56% during the three and nine months ended March 31, 2007 as compared to the corresponding periods of the prior year. The decrease was due to the reduction in bookings during our product transition, as our revenues are primarily derived from our existing customers who already own many of our legacy products, and we do not expect our license revenues to increase until we receive significant orders for the next generation of our existing core products, or our new products. In addition, we have experienced a general decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of a recent merger. This is particularly true in the United States and EMEA, which has lengthened the selling cycle for new projects during this time of reorganization.

Maintenance and Support Revenues

Maintenance and support revenues increased by 3% for the three months and decreased by 3% for the nine months ended March 31, 2007 compared to the corresponding periods of the prior year. The increase during the three months ended March 31, 2007 is related to a consolidation of certain arrangements with a large customer. In the past, this customer purchased onsite services from us, which provided support as well as training and implementation services, which was recorded as Services revenue. As of January 31, 2007, the consolidated agreement contains terms for support more typical to a common support agreement and therefore is recorded as Maintenance and support revenues. The maintenance and support revenues for this consolidated arrangement were approximately $2.0 million during the three months ended March 31, 2007. The decrease during the nine months ended March 31, 2007 is related to the decrease in License Revenues as discussed above, with impacted maintenance revenues, particularly in the client product line in EMEA.

Services Revenues

Services revenue decreased by 2% for the three months ended March 31, 2007, as compared to the corresponding period of the prior year. The decrease in the three months ended March 31, 2007, was primarily related to the consolidation of certain arrangements with a large customer discussed under Maintenance and Support Revenues directly above. Overall service revenues for the nine months ended March 31 2007 remained consistent with the corresponding period of the prior year.

Project/Systems Revenues

Project/Systems revenues increased by 67% during the three months and decreased by 10% during the nine months ended March 31, 2007, as compared to the corresponding periods of the prior year. These variances can be attributed to the fact that most of the prior year’s revenues related to two projects that had the majority of their activity in the first two quarters of fiscal year 2006, with one project concluding by the third quarter of 2006, whereas most of the revenue in the current year relates to two ongoing projects.

Content Revenues

Content revenues are a result of the acquisition of Musiwave in January 2006, thus the amounts in the table above for the periods ended March 31, 2006 represent less than one full quarter of content revenue. Musiwave provides downloadable music and other entertainment, which comprised the $8.3 million and $24.2 million of content revenue in the three and nine months ended March 31, 2007 and $8.2 million in the three and nine months ended March 31, 2006. Content revenues are associated with the variable amounts charged to customers for downloads of Musiwave products, as well as implementation services and customer support related to content products.

Other Key Revenue Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and nine months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2007	2006		2007	2006
Disaggregated revenue:
Server	$52,421	$74,467	-30%	$181,867	$236,126	-23%
Client	10,283	30,426	-66%	40,340	76,597	-47%
Content	8,348	8,151	2%	24,200	8,151	197%

Total Revenues	$71,052	$113,044	-37%	$246,407	$320,874	-23%

The decrease in total revenues, as discussed above, impacted server revenues less than the client revenues due to the higher mix of service revenues in the server product line.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three and nine months ended March 31, 2007 and 2006, respectively:

	Three Months Ended			Nine Months Ended
	March 31,		Percent Change	March 31,		Percent Change
	2007	2006		2007	2006
Cost of revenues:
License	$2,863	$3,226	-11%	$8,831	$9,861	-10%
Maintenance and support	9,153	7,377	24%	25,073	23,333	7%
Services	17,502	18,579	-6%	57,000	54,618	4%
Projects/ Systems	817	631	29%	4,493	6,498	-31%
Content	3,635	4,702	-23%	11,239	4,702	139%

Total Cost of Revenues	$33,970	$34,515	-2%	$106,636	$99,012	8%

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Gross margin per related revenue category:
License	81%	94%	87%	94%
Maintenance and support	60%	67%	63%	67%
Services	23%	20%	23%	26%
Projects/ Systems	62%	50%	57%	44%
Content	56%	42%	54%	42%
Total Gross Margin	52%	69%	57%	69%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 11% and 10% during the three and nine months ended March 31, 2007, compared to the corresponding periods of the prior year. The decrease is attributable to the decrease in license revenues of 74%, and 56%, respectively, offset by expenses related to certain royalties which are amortized at a minimum amount over the period licensed to us, regardless of the associated revenues we record.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support increased 24% and 7% during the three and nine months ended March 31, 2007, as compared to the corresponding periods of the prior year. The activity during the these periods can primarily be attributed to a $1.4 million increase in custom support and consulting costs for two projects that moved into the technical product support phase during the current quarter, as well as the impact of the consolidated customer arrangement discussed under Maintenance and Support Revenues above.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 6% and increased 4% during the three and nine months ended March 31, 2007, as compared to the corresponding periods of the prior year. The decrease in cost of services for the three months ended March 31, 2007 versus the prior year’s period can primarily be attributed to a 10% decline in the department’s headcount, which resulted in a decrease in salaries and wages of $0.4 million and lower commission expense of $0.6 million. The overall increase in cost of services for the nine months ended March 31, 2007, when compared to the same period of the previous fiscal year, was a result of increased third party hardware costs.

Cost of Project/Systems Revenues

Cost of project/systems revenues consists of direct costs in fulfilling requirements under projects which comprise packaged solution elements which may include our software licenses, our professional services, and third-party software and hardware.

Cost of project/systems revenues increased by 29% during the three months and decreased by 31% during the nine months ended March 31, 2007, as compared to the corresponding periods of the prior year. The increase during the three months ended March 31, 2007 was primarily related to a project that began in fiscal year 2007, and corresponds to the 67% increase in project/systems revenues during the same period. The decrease during the nine months ended March 31, 2007 was primarily related to a large project with Sprint Nextel (formerly Sprint) which was completed during the six months ended December 31, 2005.

Cost of Content Revenues

Cost of content revenues consist primarily of royalties associated with customer downloads of Musiwave products, as well as the cost of implementation services and customer support associated with content products.

Cost of content revenues decreased during the three months ended March 31, 2007 as compared to the corresponding period of the prior year due to a change in the mix of content-related revenues whereby the portion of fees related to music downloads has increased as compared to service-related revenues relating to implementations. Fees associated with music downloads have a lower percentage of costs associated with the related revenue than implementation services.

Cost of content revenues increased during the nine months ended March 31, 2007 due to the acquisition of Musiwave in January 2006.

Operating Expenses

Operating expenses decreased by 1% and increased by 5% for the three and nine months ended March 31, 2007, as compared to the corresponding periods of the prior year.

The following table represents operating expenses for the three and nine months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent Change	March 31,		Percent Change
	2007	2006		2007	2006
Operating expenses:
Research and development	$20,208	$21,696	-7%	$60,079	$67,037	-10%
Sales and marketing	27,633	33,530	-18%	81,700	92,014	-11%
General and administrative	19,960	17,512	14%	55,110	52,567	5%
Stock option review and associated costs	540	—	N/A	6,782	—	N/A
Restructuring and other related costs	576	765	-25%	13,560	7,670	77%
Amortization of intangible assets	2,839	2,675	6%	7,746	4,103	89%
Gain on sale of technology	—	(3,800)	-100%	(1,287)	(11,349)	-89%

Total Operating Expenses	$71,756	$72,378	-1%	$223,690	$212,042	5%

Percent of Revenues:
Research and development	28%	19%		24%	21%
Sales and marketing	39%	30%		33%	29%
General and administrative	28%	15%		22%	16%

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

During the three months ended March 31, 2007, research and development costs decreased 7% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our restructuring plan announced in August 2006. Contingent worker expense decreased by $0.3 million and professional fees decreased by $0.5 million as we had outsourced some research and development activities in the prior year, and we experienced a decline of $0.7 million in stock based compensation expense as compared to the corresponding period of the prior year as stock-based grants prior to July 1, 2005, which are being amortized on an accelerated basis have a declining expense impact due to the amortization method, or have been canceled to do terminations.

During the nine months ended March 31, 2007, research and development costs decreased 10% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, primarily through the prior year’s restructuring plan. In particular, contingent worker expense decreased by $1.5 million over the prior year, primarily due to the former MAG development team having moved from the research and development to the services department since the prior year’s period. Additionally, we experienced a decline of $3.6 million in stock based compensation expense as compared to the corresponding period of the prior year for the same reasons discussed above.

Research and development expenses as a percentage of revenues increased slightly, by 3% to 24% of revenues for the nine months ended March 31, 2007 compared to 21% in the corresponding period of the prior year as we continue to focus on new product introductions.

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

During the three months ended March 31, 2007, sales and marketing costs decreased by 18% compared to the corresponding period in the prior year. The decrease is primarily attributable to a decline in labor costs of $2.0 million related to lower commission and employee incentive plan payments. Additionally, stock based compensation expense decreased by $4.3 million over the same period in the prior year as a result of $2.6 million relating to shares released from escrow related to the Magic 4 acquisition during the quarter ended March 31, 2006, as well as a decrease in expense during the current year following departures of certain marketing and sales personnel. This decrease was partially offset by an increase in marketing costs of $0.4 million related to an increase in spending for events and tradeshows and brand development.

During the nine months ended March 31, 2007, sales and marketing costs decreased by 11% compared to the corresponding period in the prior year. The decrease is primarily attributable to a reduction in the average labor cost per head within the group, as several sales executives have left the Company due to the restructuring that was implemented during the first quarter of fiscal year 2007. Additionally, stock based compensation expense decreased by $8.2 million over the same period in the prior year as a result of $4.3 million relating to shares released from escrow related to the Magic 4 acquisition during the quarter ended March 31, 2006, as well as a decrease in expense during the current year following departures of certain marketing and sales personnel.

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

During the three months ended March 31, 2007, general and administrative costs increased 14% compared to the corresponding period in the prior year. This increase over prior year can be attributed to approximately $3.1 million in legal fees for the lawsuits related to the stock option review and the Delaware litigation, as well as to an increase in bad debt cost of approximately $2.0 million. The increases were partially offset by $1.6 million decrease in labor costs due to the fact that we did not pay out any amounts related to employee incentive plans as we did in prior year. Additionally, we experienced a decrease of $0.8 million in stock based compensation expense over the same period in the prior year.

During the nine months ended March 31, 2007, general and administrative costs increased 5% compared to the corresponding period in the prior year. This increase can primarily be attributed to the increase discussed above of $3.1 million in professional fee expense for legal charges for the lawsuit related to the stock option review and the Delaware litigation.

Stock Option Review and Associated Costs

During the fourth quarter of fiscal year 2006, the Board of Directors formed a Special Committee to investigate an informal request the Company received from the Securities and Exchange Commission regarding our historical stock option practices. As a result of the findings of the Special Committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. During this process, we incurred $6.8 million in additional professional fees, in particular related to legal and audit expenses during the nine months ended March 31, 2007.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended March 31, 2007, decreased by 25% over the same period in the prior year. This decrease can be attributed to a decline in accretion expense related to the measurement of our restructuring liabilities at net present value.

Restructuring and other related costs for the nine months ended March 31, 2007, increased by 77% over the same period in the prior year. This increase can primarily be attributed to the FY 2007 restructuring plan, which has resulted in restructuring charges of approximately $11.8 million through March 31, 2007.

Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Developed and core technology	$1,853	$1,492	$5,136	$4,551
Customer contracts—licenses	137	6	280	18
Customer contracts—support	16	21	75	63
Content	222	149	564	149
Customer relationships	2,023	2,030	5,455	3,404
Internal use software and other	816	645	2,291	699

	$5,067	$4,343	$13,801	$8,884

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

Amortization of acquired customer relationships and internal use software and other is included in Operating expenses. These assets are being amortized over an average useful life of nine years.

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

Interest Income

Interest income was approximately $5.0 and $17.3 million for the three and nine months ended March 31, 2007, as compared to $5.4 and $10.3 million for the corresponding periods of the prior year. The decrease in interest income in the three months ended March 31, 2007, can be attributed to the $100 million stock repurchase program that we implemented in Q3 of fiscal year 2007. The increase in interest income for the nine months is due to interest earned on the proceeds from our equity offering in December 2005 which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments during the period ended March 31, 2007, as compared to the corresponding period of the prior year.

Interest Expense

Interest expense related primarily to our convertible subordinated notes was approximately $1.3 million and $3.9 million for the three and nine months ended March 31, 2007, which was relatively consistent with the corresponding periods in the prior year when interest expense was $1.3 million and $3.8 million.

Other Income (Expense), net

Other income (expense), net was approximately $0.2 million and $1.3 million during the three and nine months ended March 31, 2007, as compared to $(0.01) million and $(1.6) million for the corresponding periods of the prior year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Impairment of Non-marketable Equity Securities

During the quarter ended March 31, 2007 we incurred $1.2 million of impairment charges related to an investment we hold in a private company. The impairment represents the difference between our cost of the investment and the amount we estimate is realizable upon sale of the investment. The impairment was considered necessary based upon the deteriorating financial condition of the private company during the quarter, and its failure to raise capital as planned in April of 2007.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense decreased by 19% and 42% for the three and nine months ended March 31, 2007 compared to the corresponding periods in the prior fiscal year due to the overall decline in revenue.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2007, we have foreign deferred tax assets recorded of approximately $1.2 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of March 31, 2007, we have approximately $13.9 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes, of which $8.6 million relates to the acquisition of Musiwave.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first quarter of fiscal year 2007. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for a description of our facility leases and Note 8 in the Notes to the consolidated financial statements. We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $40.7 million through our fiscal year 2012.

On January 13, 2006, in connection with our acquisition of Musiwave, in addition to the original consideration paid for the purchase, we agreed to additional contingent consideration consisting of amounts relating to a performance-based earn out (“Earn Out”) and a retention agreement (“Holdback Amount”). The maximum amount potentially payable for the Holdback Amount is approximately €2.3 million, or approximately $3.1 million, using the exchange rate as of March 31, 2007, for the retention of certain key employees of Musiwave for an 18-month period beginning January 13, 2006. Ninety percent of the Holdback Amount also secures against potential claims and litigation under the Amended Agreement. The Holdback Amount is being amortized over the 18 month period as compensation expense. As of March 31, 2007, €.6 million, or $0.8 million, of the Holdback Amount had been paid and €1.7 million, or $2.3 million using the exchange rate as of March 31, 2007 remained available for payment.

On October 2, 2006, in connection with our acquisition of SoloMio, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“SoloMio Earn Out”) of up to an additional $5.5 million. The actual amount of the SoloMio Earn Out payments, if any, will be determined based upon the achievement of revenue-related targets by the SoloMio product line over various periods between closing and December 31, 2007. No SoloMio Earn Out was achieved for the quarter ended March 31, 2007. The remaining potential SoloMio Earn Out pursuant to the merger agreement is $3.3 million as of March 31, 2007, which has the potential to be earned up to $1.1 million per quarter through December 31, 2007.

On February 9, 2007, in connection with our acquisition of WiderWeb, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. No WiderWeb Earn Out was achieved for the quarter ended March 31, 2007. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $4.0 million as of March 31, 2007. In addition, we may pay contingent consideration relating to a retention agreement (“Retention Amount”). The maximum amount potentially payable for the Retention Amount is $875,000 for the retention of certain key employees of WiderWeb for a two-year period beginning February 9, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2007, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of March 31, 2007 and June 30, 2006, respectively (in thousands):

	March 31,	June 30,	Percent
	2007	2006	Change
Working capital	$309,103	$451,428	-32%

Cash and cash investments:
Cash and cash equivalents	$99,702	$172,546	-42%
Short-term investments	223,465	256,420	-13%
Long-term investments	43,560	61,034	-29%
Restricted cash and investments	19,828	20,106	-1%

Total cash and cash investments	$386,555	$510,106	-24%

	Nine Months Ended
	March 31,
	2007	2006
Cash provided by (used for) operating activities	$(1,568)	$3,479
Cash provided by (used for) investing activities	$29,680	$(256,729)
Cash provided by (used for) financing activities	$(100,916)	$319,350

We obtained a majority of our cash and investments through prior public offerings, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. We intend to use the cash provided by such financing activities for general corporate purposes, including potential future acquisitions or other transactions. In addition, we received approximately $145.7 million from the issuance of our $150 million convertible subordinated notes during the fiscal year ended June 30, 2004 which notes could be accelerated if we do not comply with the associated bond covenants. While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working capital

Our working capital decreased by approximately $142.3 million, or 32%, from June 30, 2006 to March 31, 2007. The decrease was primarily attributable to a $100 million stock buy back program, $1.6 million use of cash for operations, $12.1 million used for the acquisitions of SoloMio and WiderWeb and $11.3 million in purchases of fixed assets.

Cash provided by (used for) operating activities

Cash used for operating activities was $1.6 million during the nine months ended March 31, 2007, compared with cash provided by operating activities of $3.5 million in the corresponding period of the prior year. This increase in the use of cash from operations was primarily attributable to the net loss, net of non-cash items, which was $72.8 million during the nine months ended March 31, 2007 versus net income of $10.3 million, net of non-cash items, during the nine months ended March 31, 2006 as a result of the decline in revenues during the same period. Other changes relate to the timing in payment and receipts of working capital.

Cash provided by (used for) investing activities

Net cash provided by investing activities during the nine months ended March 31, 2007 was $29.7 million, up $286.4 million from ($256.7) million used in investing activities during the nine months ended March 31, 2006. This change was primarily due to the $201.6 million decrease in purchases of short-term and long-term investments, net of proceeds from maturities during the same timeframe, and the decrease in acquisition costs, net of cash received, of $101.8 million, since during this period in the prior year Musiwave was acquired versus the current year acquisitions of SoloMio and WiderWeb. These increases were partially offset by lower proceeds from gains on sale of technology in the current fiscal year of $10.1, as well as an increase in capital expenditures of $3.1 million.

Cash flows provided by (used for) financing activities

Net cash provided by financing activities decreased by $420.3 million during the nine months ended March 31, 2007 as compared to the corresponding period of the prior fiscal year. The decrease was attributable to a common stock offering in December 2005 which raised $277.8 million in net proceeds, the implementation of the $100 million stock buy back plan, as well as fewer stock option exercises in the nine months ended March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $0.4 million and $1.8 million for the three and nine months ended March 31, 2007. As of March 31, 2007, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
AUD	800	1.25	4/30/2007
CAD	2,700	1.16	5/31/2007
EUR	1,500	0.75	4/30/2007
EUR	3,000	0.75	5/31/2007
EUR	3,000	0.76	6/29/2007
EUR	1,500	0.77	6/29/2007
EUR	2,500	0.75	7/31/2007
GBP	1,000	0.51	4/30/2007
JPY	550,000	118.86	6/29/2007

(b) Interest Rate Risk

As of March 31, 2007, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $386.6 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2007 (in thousands):

	Expected maturity for the year ending June 30,			Carrying Value	Fair Value
	2007	2008	Thereafter	March 31, 2007 Total	March 31, 2007 Total
Certificate of Deposit	$324	$12,500	$—	$12,824	$12,812
Commercial Paper	10,964	13,807	—	24,771	24,759
Corporate Bonds	38,805	53,634	16,687	109,126	109,096
Auction Rate Securities	90,570	—	—	90,570	90,575
Asset Backed Securities	—	4,806	—	4,806	4,804
Federal Agencies	4,993	15,000	5,000	24,993	24,979

Total	$145,656	$99,747	$21,687	$267,090	$267,025

Weighted-average interest rate		5.3%

Additionally, we had $18.6 million of restricted investments that were included within long-term restricted cash and investments on the consolidated balance sheet as of March 31, 2007, $17.7 million is comprised of certificate of deposits to collateralize letters of credit for facility leases. The remaining balance of $0.8 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 2.8% at March 31, 2007. There have been no significant changes in risk exposure since June 30, 2006.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective as a result of the material weaknesses in internal control over financial reporting disclosed in our restated Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. Specifically, we had two material weaknesses:

i.	The Company had insufficient internal technical expertise and ineffective policies and procedures to ensure proper accounting for income taxes, including deferred income taxes. As a result, certain of our income tax balances contained errors which were, in the aggregate, material. These errors were corrected prior to the filing of our fiscal year 2006 consolidated financial statements.

ii.	The Company did not have policies and procedures providing for a comprehensive analysis of the components of the statement of cash flows and related disclosures. As a result, cash flows from operations as presented in the statement of cash flows contained errors which were, in the aggregate, material to fiscal 2006, resulting in restatement of the Company’s 2006, 2005, and 2004 consolidated financial statements.

(b) Changes in Internal Control Over Financial Reporting

The following actions were taken during the first three quarters of fiscal 2007 to address the material weakness related to accounting for income taxes:

i.	We initiated a new procedural requirement of the completion of a comprehensive checklist to help ensure compliance with Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes , FAS No. 5, Accounting for Contingencies ; and other relevant literature; and

ii.	We modified our internal control over financial reporting to require a review of our quarterly and annual tax accounting by an independent accounting firm.

The following actions were taken subsequent to the third quarter of fiscal 2007 to address the material weakness related to the statement of cash flows:

i.	modified the design of our policies and procedures to ensure all items are identified and properly presented in the statement of cash flows.

PART II Other Information

Item 1.	Legal Proceedings

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

The state court actions, which are pending in the Superior Court for the County of San Mateo are captioned:

Hertz v. Black et al., Case No. CIV 455265

Smith v. Black et al., Case No. 455266

Busse v. Puckett et al., Case No. CIV 456226

On September 5, 2006, the state court consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Delaware Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On December 4, 2006, the state court granted the motion to stay. The state court actions will remain pending and Openwave and the individual defendants will be required to attend periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change.

The federal court actions, which are pending in the United States District Court for the Northern District of California, are captioned:

Hacker v. Peterschmidt et al., Civ. No. 3:06-cv-03468-SI;

Bowie v. Black et al., Civ. No. 3:2006-cv-04479-WHA;

Sherupski v. Puckett et al., Civ. No. 3:06-cv-04524-WHA;

Koning v. Puckett et al., Civ. No. 3:06-cv-04509-MJJ.

On October 11, 2006, the district court entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al.) and appointed lead plaintiffs and lead counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. A motion to dismiss hearing was held in late April, 2007, and we are waiting for a decision on the motion. The consolidated federal court action is in its very early stages.

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

The Company has accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs will dismiss and release all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants will not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement requires approval of the Court, which cannot be assured, after class members are given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. We believe a loss is not probable or estimable. Therefore no amount has been accrued as of March 31, 2007.

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

On January 22, 2007, the Company responded to Harbinger’s complaint by filing a motion to dismiss. The Company also filed its own verified complaint in the Delaware Court of Chancery seeking, among other remedies, declarations that Harbinger did not comply with the Company’s bylaws and therefore its candidates were not properly nominated at the Annual Meeting, that Messrs. Peterschmidt and Held were rightfully elected to serve on the Company’s board of directors, and that Messrs. Zucco and Breen were not validly elected to the Company’s Board of Directors. Harbinger responded to the Company’s motion to dismiss by amending and restating its complaint seeking, among other remedies, a declaration that Mr. Zucco has been validly elected as a member of the Company’s board of directors and that a new election be held between Messrs. Peterschmidt, Held, and Breen for one board seat. Additionally, Harbinger filed a motion for a status quo order, which the Court denied. The Company filed a motion to dismiss, which the Court denied. A trial on the matter was held on March 12-13, 2007, and the Company is waiting for a decision.

Securities Class Actions

Four substantially similar securities class action complaints were filed in United States District Court for the Southern District of New York against the Company and various of the Company’s current and former directors and officers. The plaintiffs allege that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by fraudulently mis-dating certain of the Company’s stock option grants from 1999 through 2006 and issuing false or misleading public disclosures relating to the Company’s stock option grant practices, and false or misleading financial statements, which plaintiffs contend did not accurately reflect the Company’s compensation expense pursuant to Generally Accepted Accounting Principles. The complaints seek an unspecified amount of monetary damages and other relief. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

The federal court actions, which are currently pending in the United States District Court for the Southern District of New York, are captioned:

Garfield v. Openwave et al., Civ. No. No. 07-1309-DLC;

Giltman v. Openwave et al., Civ. No. 07-1916-DLC;

Wen v. Openwave et al., Civ. No. 07-1917-DLC;

Valle v. Openwave et al., Civ. No. 07-2512-DLC.

Motions for appointment of lead plaintiff(s) are scheduled to be heard on May 18, 2007. Additionally, the defendants have filed a motion to transfer venue from the Southern District of New York to the Northern District of California in each action. The class action is in its very early stages.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended by the Company’s Form 10-Q for the fiscal quarter ended December 31, 2006 (the “Risk Factors”), which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect the Company’s business, financial condition, and/or operating results.

There have been no material changes to the Risk Factors with the exception of the modification of the following risk factors entitled:

We are in a product transition and we may not be able to timely or adequately develop or market our next generation products.

The market for our products and services is highly competitive, and the pace of technical innovation is high. We are currently in a product transition where we are developing our next generation products and other new products and features. Revenues from our legacy products are decreasing, and the successful product transition is critical to our business. There can be no assurance that we are or will be able to develop, market, or sell our new products and features in a timely manner. Our new products or services may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. New product offerings may not properly integrate into existing or anticipated platforms, and the failure of these offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected, if at all.

We previously announced that we are exploring strategic alternatives, which may affect our business.

On March 23, 2007, we announced the retention of Merrill Lynch as advisors regarding the exploration of strategic alternatives for the Company. There can be no assurance that a strategic alternative will occur. Additionally, such exploration could require our senior management team to devote a significant amount of time on matters related to the exploration rather than on attaining our strategic business initiatives and running ongoing business operations, which could result in a material adverse effect on our business, financial condition and results of operations. The exploration could also affect our relationships or sales cycles with our customers, vendors, and others, which could have a material adverse effect on our business. If a strategic alternative occurs, there can be no assurance that the expected or anticipated benefits or synergies of such strategic alternative will be realized.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience who are integral in developing, marketing and selling our products.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued service of many of our current employees, including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our announced exploration of strategic alternatives, our past restructurings, any future restructurings, management turnover, and our past stock performance. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We have implemented an employee retention program, but there can be no assurance that such program will be effective or that we will be able to retain our personnel. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a vote of Security Holders

On January 17, 2007, we held our annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

1. The vote on the election of two Class III directors for a three-year term or until their successors are duly elected and qualified:

Nominee	Votes in Favor	Votes Withheld
David Peterschmidt	30,171,456	1,567,716
Gerald Held	29,312,775	2,426,397

Additionally, the following votes were provisionally cast:

Nominee	Votes in Favor	Votes Withheld
James Zucco	41,603,961	274,462
Andrew Breen	20,295,508	21,582,915

Pending resolution of the Delaware litigation disclosed in Part II, Item 1, David Peterschmidt and Gerald Held continue to serve as Class III directors. The names of each director other than Messrs. Peterschmidt and Held, whose term of office as a director continued after the annual meeting of stockholders, is set forth below:

Bernard Puckett

Masood Jabbar

Bo Hedfors

Ken Denman

2. The approval of our 2006 Stock Incentive Plan:

Votes in Favor: 54,381,372	Votes Against: 12,983,531	Votes Abstaining: 269,292

3. The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007:

Votes in Favor: 69,439,950	Votes Against: 3,664,869	Votes Abstaining: 387,610

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
†10.1	Master Confirmation between Openwave Systems Inc. and Merrill Lynch International dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2007).

†10.2	Supplemental Confirmation between Openwave Systems Inc. and Merrill Lynch International dated January 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 5, 2007).

10.3	Summary of At-Will Employment Arrangement between the Company and Robert Vrij as of March 22, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007

OPENWAVE SYSTEMS INC.

By:	/s/ Harold L. Covert
Harold L. Covert
Executive Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer
And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
†10.1	Master Confirmation between Openwave Systems Inc. and Merrill Lynch International dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2007).

†10.2	Supplemental Confirmation between Openwave Systems Inc. and Merrill Lynch International dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2007).

10.3	Summary of At-Will Employment Arrangement between the Company and Robert Vrij as of March 22, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for a portion of this exhibit.