Form 10-K
period 2007-06-30
OPENWAVE SYSTEMS INC
filed 2007-08-29
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-16073

OPENWAVE SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2100 Seaport Blvd. Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)

(650) 480-8000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $872,943,384 as of December 31, 2006 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 82,738,306 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2007.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results, the impact of recognizing material amounts of stock-based compensation expense which were not previously accounted for in previously issued financial statements, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are merely predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below under the subheading “Risk Factors” under Item 1A as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

PART I

Item 1.    Business.

Company Background

Openwave is a leading independent provider of software products and services for the communications industry. We provide our global customer base with software and services that enable them to launch new revenue generating content and communications services, leveraging our technology expertise in our messaging, gateway, client and location businesses.

During fiscal year 2007, the Openwave Board appointed Robert Vrij to serve as President and Chief Executive Officer. The Board also appointed Mr. Vrij to serve on the Board as a Class III director until the 2009 annual meeting of stockholders or until his earlier resignation or removal. Subsequently, Openwave appointed Jean-Yves Dexmier to serve as Chief Financial Officer, Hari Haran to serve as SVP of Worldwide Field Operations, and John Boden to serve as Senior Vice President of Product Management. The Board also appointed a new member, William T. Morrow, to serve as a Class II director until the 2007 annual meeting of stockholders or until his earlier resignation or removal.

During the period from March 23, 2007 through May 15, 2007, Openwave retained Merrill Lynch & Co. as its financial advisor to explore a full range of strategic alternatives and options to enhance stockholder value, including a possible sale of the Company. During the process, Merrill Lynch contacted and received preliminary expressions of interest in engaging in exploratory discussions from numerous potential acquirers. The Company made management presentations to, and engaged in discussions with, a number of interested parties. Despite expressions of interest, no binding proposals to acquire the Company were submitted and we ceased soliciting any such proposals.

On May 22, 2007, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively, “Harbinger”), made an unsolicited partial tender offer to purchase 40,389,560 shares of Openwave common stock, or approximately 49% of the Company’s outstanding shares, for $8.30 per share in cash. In June 2007, the Board, in consultation with its financial and legal advisors, unanimously determined that Harbinger’s unsolicited partial tender offer was inadequate and not in the best interests of Openwave and all of its stockholders. On June 22, 2007, Harbinger’s tender offer expired without attaining the required number of tendered shares.

The Openwave Board and management team are now focused on the implementation of the Company’s stand-alone plan to drive sustainable revenue and profit growth. Openwave streamlined its operations with a restructuring plan announced in the fourth fiscal quarter of 2007, resulting in a $16.8 million restructuring charge, and will continue to implement the restructuring through the first quarter of fiscal 2008.

As part of the Company’s stand-alone plan, management refocused its product portfolio on four core product areas: messaging, gateway, client and location, and announced that the Company is exploring the potential divestiture of non-core assets, primarily its content and music product line which was introduced with the Company’s acquisition of Musiwave S.A. (“Musiwave”) in January 2006. As such, this product line, which consists primarily of Musiwave, is considered an asset held for sale as of June 2007 in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets”. Accordingly, the consolidated financial statements included herein have been revised for all periods presented to reflect this business as discontinued operations. Unless noted otherwise, discussions in this Form 10-K pertain to continuing operations.

Currently, Openwave has two primary categories of products in the product portfolio:

•

Server software that is integrated at the edge and core of operator networks. Openwave serves the market with three distinct product lines: gateway, to enable access to content and media; messaging, to enable enhanced, integrated mobile and broadband communications; and location, to enable high accuracy location services; and

•	Client software that is embedded in mobile phones that allows handset manufacturers and operators to create and render rich service interfaces for mobile browsing, messaging, and content services.

In addition, our experienced and knowledgeable professional services staff provides a range of services, including support and training, to deliver advanced solutions to our customers that are designed to improve the consumer experience, increase adoption of data services and create differentiation for our customers.

Our global customer base includes more than 70 of the world’s leading operators, more than 40 broadband service providers and over 50 mobile handset manufacturers.

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

Industry

Operating Environment and Trends

Mobile telecommunications operators are experiencing internal reorganization in response to the recent consolidations in the industry. This has shifted the demand from expensive infrastructure-related solutions with long implementation cycles to products and services that are revenue-enhancing products and offer a quick return on investment. During fiscal 2007 Openwave invested in developing new products as well as continued investment in our existing products to build the next generation of core products which we believe are in line with the needs of our global customer base.

We believe our revenues and gross margin throughout fiscal 2008 will continue to be impacted by the following trends:

•

We are in the midst of streamlining our product portfolio to focus on core assets of the business in the following four areas: gateway, messaging, client and location. We have increased engineering resources on focused products with the intention of accelerating new product development in those lines of the business with the largest addressable market.

•

In addition to continuing to focus on delivering tailored solutions to our Global Top 30 operator customers, We intend to focus on creating more standardized offerings based on market requirements, which can then be sold both directly and indirectly through channel partnerships.

•

Many of our largest mobile operator customers continue to experience restructuring and internal reorganization, often as a result of recent mergers. This is particularly true in the US and EMEA, which has lengthened the selling cycle for new projects throughout fiscal 2007. We expect that to persist in fiscal 2008.

In our core markets, we are experiencing these key trends:

Server market

According to the 2007 Wireless Data Forecast from Strategy Analytics, mobile data content revenues will reach $197 billion by 2011. In the server software market, we have witnessed the rise in popularity of both content and communications services, predominantly led by messaging services but increasingly, open Internet browsing and Web 2.0 services.

Our converged communications solutions continue to pave the way for our broadband, wireline, and wireless customers who are looking to simplify and streamline the communications experience. There is also an increased trend towards converged IP messaging applications. According to the 2007 Wireless Data Forecast from Strategy Analytics, the market for mobile data messaging will grow to $111 billion by 2011, driven by network diversity and complexity driving the need towards simplified applications. The market is looking for reduced cost, which can involve a holistic common delivery platform and solutions that support hybrid networks like 3G, 4G, IMS/IP and Fixed-Mobile convergence.

As more consumers are using their mobile phones to access mobile content and services, we are working with carriers to help them increase overall access to both on and off portal content, as well as to provide a more compelling user experience. The mobile data market continues to experience dramatic growth with the increasing consumer uptake of services such as SMS, email and web browsing. Mobile advertising and contextual merchandising also remain significant areas of opportunity for operators. In mobile advertising, for example, according to several analysts including ABI Research, who published a Mobile Advertising Forecast early this year, Mobile expects mobile phone ad spending during 2011 to reach $14 billion, primarily driven by mobile search, messaging and display advertising.

We experienced the following events and developments relating to our server software business during fiscal 2007:

Gateway

•

In the first quarter, Alltel, a leading US operator, extended its commitment to our Mobile Access Gateway product, executing a multi-year contract to support increased demand among its 11 million subscribers for mobile information, communication and entertainment services.

•

In the fourth fiscal quarter, we announced the general availability of the second version of our next generation gateway. The next generation gateway is designed to address the needs of our customers who are evolving from a WAP-based content delivery model to a service delivery model that includes HTTP and RTSP protocols, supporting these protocols inherently without the need for costly and time-consuming integration. It also features open internet browsing functionality that enables content adaptation and optimization to deliver full internet content to mobile data-enabled devices in a user friendly and device intelligent format. With the next generation gateway, operators will be able to offer revenue-generating content access and also support emerging service models, such as mobile advertising.

•

Also in the fourth quarter, we signed an agreement with Rogers Wireless, Canada’s largest wireless service provider, who selected Openwave’s Real Time Streaming Proxy, or RTSP, to serve as a mediation gateway that provides mobile video streaming service to Rogers’ customers. RTSP is a key component of our next generation gateway’s multi-protocol support and is designed to enable operators to pursue further revenue opportunities with streaming video. Building on our relationship with Vodafone, our new OpenWeb solution for Open Internet Browsing has been selected by Vodafone Spain. This agreement should enable Vodafone Spain to provide subscribers with faster, rich, device-formatted content from websites to any mobile device. Our Open Web technology is a key piece of our next generation gateway’s multi-service support functionality.

Messaging

•

Openwave continues to lead the market in converged communications solutions that are designed to help operators capitalize on new market opportunities. In the first quarter, we announced that Telefónica Móviles España, one of the world’s leading mobile telecommunications companies, has launched a mobile email service with our IP-based Adaptive Messaging platform.

•

We also continue to maintain our leadership position in messaging anti-abuse with the customer announcement of Cox Communications and a key partnership with Commtouch, which has over 15 years of experience developing messaging software and is a global developer and provider of proprietary anti-spam, Zero-Hour virus protection and IP Reputation solutions.

•

In October 2006, Openwave announced the completion of its acquisition of SoloMio, a leading provider of integrated subscriber call management services. The acquisition extends Openwave’s Adaptive Messaging suite of products and services with real-time messaging functionality. Smart Call has been commercially deployed at global and tier one operators since 2003 and supports both pre-IMS and IMS architectures.

•

We also had three key deployments of Rich Mail during fiscal 2007, including Japan-based KDDI and Softbank Telecom, as well as a key North American cable company who will soon bring this new service to their broadband customers.

Location

•

We continue to see our location infrastructure support the launches of innovative enterprise and consumer location-based services by customers around the world. TELUS, a leading Canadian telecommunications company, selected Openwave Location Manager, Commercial Edition to help power its TELUS Navigator and TELUS Kid Find services, extending a well established relationship between the two companies. We also announced that Nextel Mexico launched two new services iLocator and iFollow, based on our location manager solution.

•	In the fourth quarter we also signed a new product insertion for our location infrastructure with a leading operator in South Africa.

Client software market

In the client software area, end users are demanding broader range of technologies and a more comprehensive and integrated offering. The key drivers for device services include: the increased demand by device manufacturers and operators for complete service delivery and user experience solutions; the rapid evolution of Mobile Web 2.0 accelerating the evolution of Mobile AJAX based applications and the nascent mobile widget economy. In addition, most Web 2.0 services will require downloadable software and custom embedded applications to deliver the required services and end-user experience. According to the Mobile Devices Forecast from Ovum and The Mobile Handset 2007 report from Informa Telecoms & Media, the total available market for mobile devices will reach 1.2 billion by 2010, driven by market penetration of smart phones.

We experienced the following trends in the client software market during fiscal 2007:

•	Our software continues to be embedded in the majority of handsets around the world, with more than one billion phones shipped to date, and is being specified by operators across the globe.

•

We are also witnessing strong traction with our new client offering, MIDAS (Openwave Mobile Integrated Dynamic Application System)—securing two new design wins for MIDAS with two large handset manufacturers.

•

During the second quarter we announced that Openwave Mobile Browser, Mercury Edition has been chosen to power KDDI’s EZweb services. The browser will be the third generation of our software on KDDI handsets and further strengthens the commitment from KDDI and Openwave to deliver the most compelling mobile services available in the Japan market today.

•

In April 2007 at CTIA, one of the largest telecommunications industry events in the United States, we announced our Mobile Widgets solution, which is based on the MIDAS environment. Mobile Widgets marks the latest addition to our client portfolio, and is designed to help operators and handset manufacturers simplify access to personalized content. By optimizing their presence on the mobile phone idle screen, mobile widgets will enable operators to drive increased service adoption.

•

In the fourth quarter, we signed a license renewal for our browser with Sagem, a major player in the mobile communication industry in EMEA. This license covers the latest available architecture from our browser, which is the basis of our MIDAS application framework. With this browser, Sagem is targeting the mass market with its handsets.

Products and Services

Our products are modular and based on open standards, providing our customers with the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology and products are designed to work on diverse mobile phones and technologies regardless of the brand of mobile phone or the type of service that operators select to offer to their subscribers. Our product portfolio includes offerings in the areas of server software which includes mobile infrastructure and adaptive messaging; location application products for the communications industry; and client software for mass-market mobile phones;. Our professional services group works with our customers around the world at all stages of development and implementation of wireless services. For financial information about our operating segment and geographic areas, see Note 6 to our Consolidated Financial Statements.

Server Software Products

Our server software products contain the foundational software required to enable Internet connectivity to mobile phones and allow service providers to build compelling services for their subscribers. These products include:

Gateway

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

•

Openwave’s next generation gateway evolves the Company’s flagship MAG offering to include multi-protocol, multi-service support, meeting the needs of carriers who are evolving from a WAP-based content delivery model to a service delivery model that includes HTTP and RTSP protocols. Specifically, the next generation gateway is designed to help operators capture a greater share of the premium mobile content market and monetize off-portal content, while also simplifying network management and creating a future proof architecture. To capitalize on new revenue opportunities, the next generation gateway offers optional components like, Openwave’s Open Internet Browsing (OpenWeb), Openwave Contextual Merchandising, Mobile Ad Insertion and Mobile Security.

Messaging

•

Openwave Converged Communication Solution (CCS) is an integrated client-server solution that simplifies converging messaging and communications services. It breaks traditional voice and messaging silos by combining mobile email, Instant Messaging (IM), SMS, MMS and voice messaging into a single personalized experience that is dramatically easier to use than the fragmented experiences of today. CCS allows users to fully and transparently manage their messaging and contacts across Mobile handsets and desktop PCs, and creates new monetization opportunities for mobile and broadband service providers.

•

Openwave Rich Mail, one of our latest broadband messaging offerings and a key product in our Converged Communications portfolio, is a PC-based Web 2.0 solution designed for carrier-scale deployment by broadband and mobile operators around the world. Rich Mail enhances the Messaging experience for consumers by offering a dynamic, feature-rich user experience and enables broadband and mobile operators to brand, personalize, and monetize their Messaging offerings.

•	Openwave Email Mx is the foundation for our messaging solutions, delivering carrier-class messaging with scalability to serve wireline, wireless and ISP customers from a common platform.

•	Openwave Multimedia Messaging Services Center enables operators to offer highly differentiated and robust multimedia services such as integrated photo and text messaging.

•

Openwave Edge Gx is designed to prevent messaging abuse before it gets into operators’ networks. Designed specifically for broadband and wireless communications service providers, Openwave Edge Gx delivers protection at the edge of the network for both inbound and outbound traffic.

•

Openwave IP Voice Messaging suite of solutions allow mobile and broadband service providers to provide integrated and highly flexible IP Voicemail and Call Management services across networks and devices.

•

Openwave Network Address Book is a key element in integrated Messaging services for broadband and mobile service providers, allowing end-users to fully manage their contacts across services, devices and networks.

•	Openwave Directory is a proven and highly scalable central user data repository, allowing carriers to fully manage and share user information across applications.

Location

•

Openwave Location Manager—Commercial Edition (LM-CE) provides the foundation for all commercial wireless location services. It provides middleware to authorize a location request against business and subscriber privacy rules. It provides low, medium and high accuracy locations. LM-CE supports Control Plane (CDMA, GSM, WCDMA) and User Plane (V1, V2, SUPL) location, with roaming capabilities.

•	Openwave Location Manager—Emergency Edition (LM-EE) provides location for emergency voice calls in CDMA, GSM and WCDMA networks.

Client Software Products

We offer a line of client software products that support a broad range of mobile communication devices. The product portfolio is commonly used together as a complete, integrated suite of mobile communication and information applications, although each product can also be used individually. The complete portfolio is used to craft an effective and differentiated device product, service delivery, and user experience.

Our client software portfolio includes:

•

The Openwave Mobile Browser, which is designed and optimized for use in mass-market mobile phones and other mainstream mobile communication devices. The Openwave Mobile Browser provides a rich set of capabilities, an easy-to-use experience, and supports the common mobile internet standards and practices.

Openwave Mobile Browsers have shipped on over one billion mobile phones, support a wide variety of device platforms, networks, market requirements, and languages. We provide several versions of the mobile browser targeted to low-cost mass market mobile phones, as wells as more powerful and feature-rich mainstream mobile phones, and high-end products.

•

Openwave MIDAS is a next-generation Mobile AJAX and Widgets environment designed to enable mobile device suppliers with the ability to design products and support a variety of operator service delivery and user experience requirements. It enables mobile operators to quickly create, customize and deploy new service applications and create distinct service scenarios and user experiences on mass market mobile devices.

•

Openwave Mobile Widgets is a MIDAS-based solution that enables device suppliers and operators to customize the product, create and deliver new services, and offer users a highly flexible and personalized service portfolio. Openwave Mobile Widgets are much easier to create and deliver than typical mobile device application methods, and provide more flexibility, lower cost, and faster time-to-market.

•

Openwave Messaging Clients include support for the common mobile messaging protocols, including SMS, MMS, Email, and Instant Messaging. Openwave messaging clients support a wide range of mobile device platforms and products, support common standards and practices in mobile messaging, and include flexible user interface capabilities to support a variety of operator requirements. In fiscal 2007, we introduced MIDAS Messaging, which provides the ability to create the messaging user experience and use scenarios for messaging products using the MIDAS environment, and allows service differentiation, market segmentation, and user personalization.

Discontinued Operations—Content Products

As discussed under the prior heading “Company Background,” management refocused its product portfolio in June 2007 and decided to pursue divestiture of its content, product and music line. As such, this product line, which consists primarily of Musiwave, is considered an asset held for sale as of June 3, 2007. Musiwave was acquired by the Company in January 2006. The original strategy behind the Musiwave acquisition was to realize synergies in the respective customer base of Openwave and Musiwave and to provide integrated solutions that would allow the customer base to rapidly deploy revenue-generating communication, information and entertainment services to customers. However, the synergies were not realized as the product line was not yet integrated, and our plans had changed based upon the Company’s plan announced in June 2007.

Our content product portfolio includes:

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

Services and Maintenance and Support Services

Our products and our customers’ networks are complex, requiring experienced and knowledgeable professional services, support, and training to provide advanced solutions to our customers. Our support organization provides both 24-hour maintenance and support services to our customers. In addition, our professional services organization provides training and consulting services to our customers, often to perform integration services relating to commercial launches of our technology, as well as to provide value-added services that are designed to improve the end-to-end consumer experience, increase user adoption of wireless services and create differentiation for operators. As of June 30, 2007, we had 386 employees in our professional services and maintenance and global support organizations, exclusive of Musiwave.

Research and Product Development

Our ability to meet our customer’s expectations for innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development. Our research and development expenses were $71.6 million, $84.1 million and $95.9 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, exclusive of Musiwave. As of June 30, 2007, we had 276 employees, compared to 292 employees as of June 30, 2006, engaged in research and product development activities, including the CTO office, product and engineering groups, exclusive of Musiwave.

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

Sales, Marketing and Customer Support

We sell our products through both a direct sales force and third-party resellers. As of June 30, 2007, we had 247 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support. Our third-party resellers are strategic alliance partners including HP, IBM, CTC and NSN.

International sales of products and services accounted for 54%, 55% and 55% of our total revenues for our fiscal years ended June 30, 2007, 2006 and 2005, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions. For further information regarding our segment revenue, geographic areas and significant customers, please refer to Note 6 of our Notes to Consolidated Financial Statements.

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

Partners

We collaborate with companies including HP, IBM, Alcatel-Lucent, McAfee, and others that expand our reach and capabilities and maintain our company-wide focus on increasing customer satisfaction and improving the end user experience.

For fiscal 2008, the Company disclosed plans to expand its reach through channel partnerships, thereby scaling the business to capitalize on emerging market opportunities.

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

In the client products market, our competitors include Access, Nokia, and Teleca Systems. In the server software products market, our competitors include Comverse, Ericsson, LogicaCMG, NSN, 724 Solutions, Sun Microsystems and Critical Path. In addition, we have competitors within the antispam and antivirus market, such as Ironport.

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

Employees and Recent Executive Officer Changes

As of June 30, 2007, we had 1,270 employees, which includes 166 employees of Musiwave. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe. On June 3, 2007, the Board of Directors approved a restructuring plan to simplify and better align the Company’s product portfolio with market demand, reduce costs and improve operating efficiencies (the “Restructuring Plan”). The Restructuring Plan contemplates an approximate 20% reduction in the workforce during the four months ending September 30, 2007.

In August 2007, Jean-Yves Dexmier was appointed Chief Financial Officer (“CFO”). Prior to joining the Company, Dr. Dexmier served as Chief Executive Officer and Chair of the Board of Agentis Software from 2001 to 2005, and in roles as Chief Executive Officer, President and Chief Financial Officer of Informix Software from 1997 to 2000.

In July 2007, John Boden was hired as Senior Vice President of Product Management. Prior to joining the Company, Mr. Boden was Chief Technology Officer for GENBAND. Prior to that, Mr. Bodden worked at Nortel, where he led the Product Management and New Product Introduction teams at Nortel for the VoIP and DMS portfolios.

In May 2007, Hari Haran was hired as Senior Vice President, Worldwide Field Operations. Before joining Openwave, Mr. Haran was Chief Executive Officer of LongBoard, and prior to that he was Vice President and General Manager of the EMEA region for Lucent Technologies.

In March 2007, Robert Vrij was appointed President and Chief Executive Officer (“CEO”). Prior to his appointment, Mr. Vrij held the position of Executive Vice President of Worldwide Field Operations in the Company since January 2007. Mr. Vrij joined Openwave from GENBAND, a VOIP and IMS network company, where he held the position of Senior Vice President from 2004 to 2006. Mr. Vrij served as the Senior Vice President of Sales for NextiraOne, LLC, a telecommunications company, from 2003 to 2004. Mr. Vrij was the President of worldwide sales and business development at Voxpath Networks, a software company, from 2002 to 2003. Mr. Vrij has also held a range of executive positions at Lucent Technologies and AT&T, including president and chief executive officer of Lucent’s Europe, Middle East, and Africa operations.

Financial Information about Geographic Areas

For the Company’s financial information about geographic areas, please see Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. Except for the fiscal year ended June 30, 2006, we incurred annual net losses on a Generally Accepted Accounting Principles (“GAAP”) basis since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $3.0 billion, which includes approximately $2.0 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve or be able to maintain consistent profitability.

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

The market for our products and services is highly competitive, and the pace of technical innovation is high. We are currently in a product transition phase where we are developing our next generation products and other new products and features. Revenues from our legacy products are decreasing, and the successful product transition is critical to our business. There can be no assurance that we are or will be able to develop, market, or sell our new products and features in a timely manner. Our new products or services may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. New product offerings may not properly integrate into existing or anticipated platforms, or meet existing or anticipated demand and the failure of these offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all.

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

Our customer base consists of a limited number of large communications service providers and mobile handset manufacturers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. In this regard, revenue recognized from arrangements with Sprint-Nextel accounted for approximately 23% of our total revenues during the year ended June 30, 2007. By virtue of their size and the significant portion of our revenue that we derive from this customer, this customer is able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience who are integral in developing, marketing and selling our products.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued service of many of our current employees, including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In the event of turnover within key positions, such as the recent executive turnover, integration of new employees will require additional time and resources, which could adversely affect our business plan. If we are unable to attract or retain qualified personnel, our business could be adversely affected. For example, in the third fiscal quarter of 2007, we implemented an employee retention program which lasts through September 30, 2007. If the program is unsuccessful, or if employee turnover increases after the program, our business could be adversely affected.

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	delays in or cancellation of orders from key customers;

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launch, market acceptance or implementation by our customers of our products and services;

•	changes in demand and purchasing patterns of our customers for our products;

•	restructuring or impairment charges we may take;

•	revenue recognition and other accounting policies; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks, technologies or handsets for which our solutions are designed.

In particular, our customers often defer execution of our agreements until the last week of the quarter if they elect to purchase our products. Approximately 30%-40% of our quarterly revenue typically occurs in the last month of a quarter and the pattern for revenue generation during that month is normally not linear. Accordingly, we may not recognize revenue as anticipated during a given quarter when customers defer orders or ultimately elect not to purchase our products. Therefore we could be in a position where we do not achieve our financial targets for a quarter and not determine this until very late in the quarter or after the quarter is over. As a result, our visibility into our revenue to be recognized for future periods is limited.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia, Nortel and Alcatel-Lucent;

•	wireless messaging software providers, such as Comverse, Ericsson and LogicaCMG;

•	software providers, such as 724 Solutions, Critical Path, Intrado, and Verisign;

•	service providers, such as E-Commerce Solutions;

•	client solution providers, such as Access, Qualcomm, Symbian, and Teleca Systems;

•	computer system companies such as Microsoft and Sun Microsystems;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

•	antispam and antivirus providers such as Ironport.

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

Qualcomm’s end-to-end proprietary system called “BREW”TM does not use our technology and offers wireless handset manufacturers an alternative method for installing applications. Qualcomm’s strong market position in CDMA with its chipsets technology provides them with a position to build the BREW system with CDMA operators. If Qualcomm’s BREW system is widely adopted it could undermine the need for wireless device manufacturers to install our client software and reduce our ability to sell gateways and wireless applications to communications service providers.

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

International sales accounted for approximately 54% and 55% of our total revenues for the years ended June 30, 2007 and 2006. Risks inherent in conducting business internationally include:

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

We have acquired a number of businesses and technologies in the past and expect to continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets. These transactions entail risks that may be material to our business and results of operations. For example, the limited historical revenue and operating history of Solomio, which we acquired in October 2006, subjects us to significant risk that we will be unable to integrate this business and to realize the anticipated benefits in a timely basis, or at all. Also, we acquired Musiwave in January 2006 with the intention of integrating the business but to date have not integrated their products with ours and have decided in June 2007 to pursue selling Musiwave, which resulted in a material impairment charge.

In any event, the process of integrating any acquired business may create difficulties, including:

•

significant delay or the inability to realize the anticipated benefits from such transactions, including projected revenue, synergies or other operating results and to effect product integration, development and marketing;

•	diversion of management’s attention from other business concerns;

•	declining employee morale and retention issues from either our pre-existing or acquired businesses;

•	the need to integrate each company’s accounting and other administrative systems to permit effective management;

•	impact of any negative customer relationships acquired;

•	the need to implement any necessary controls, procedures and policies at companies which, prior to acquisition, lacked such controls, procedures and policies; and

•	the need to write-down the goodwill and/or the acquired intangibles of any such transaction in subsequent periods.

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

Our customers are typically large communications service providers or handset manufacturers. Their substantial purchasing power and negotiating leverage limits our ability to negotiate uniform business terms. As a result, we typically negotiate contracts on an individual customer-by-customer basis and are sometimes required to accept contract terms not favorable to us, including indemnity, limitation of liability, refund, penalty or other terms that expose us to significant risk. We may be asked to indemnify the third party components that we provide, and we may or may not have sufficient indemnification provisions from the third parties. In addition, we may be asked to accommodate requests that are beyond the express terms of our agreements in order to maintain our relationships with our customers. The lack of uniformity and the complexity of the terms of these contracts create difficulties with respect to ensuring timely and accurate accounting and billing under these contracts. Because of this complexity and the limitations of automated accounting software, our invoices often must be prepared manually, which sometimes leads to delays or errors that generally must be corrected before invoices can be paid by our customers and which can lead to delays in processing or collecting payments. Any delay in processing or collecting payments could adversely affect our business. Additionally, if we are unable to effectively negotiate, enforce and accurately or timely account and bill for contracts with our key customers, our business and operating results may be adversely affected.

We may not be successful in obtaining complete license usage reports from our customers on a timely basis, which could impact our reported results.

Although our customers are generally contractually obligated to provide license usage reports, at times we are unable to obtain such reports in a timely manner, if at all, or the results provided may not accurately reflect actual usage. If license usage reports or purchase orders are not received in a timely manner, we do not recognize the associated revenue until received. Therefore, the timing or amount of revenue we recognize may vary significantly from actual or expected customer usage and could impact our reported results.

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

Our business depends on continued investment and improvement in communication networks by our customers.

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

Our business strategy depends in part on forming or maintaining strategic or reseller alliances with other companies. We may not be able to form the alliances that are necessary to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. We may be unable to maintain existing relationships with other companies, to identify the best alliances for our business or enter into new alliances with other companies on acceptable terms, or at all. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, our sales opportunities could deteriorate, which could have a material adverse effect on our business and operating results.

Our recent restructuring of operations may not achieve the results we expect and may adversely affect our business.

In August 2006, and June 2007, we initiated plans to focus on our core products, streamline operations, and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. Following these restructurings, we may not have elected to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee morale which can lead to increased turnover as well as make recruitment and retention of key employees more difficult. These employee reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses could increase more quickly than expected. There can be no assurance that our restructurings will achieve the anticipated results or in the expected timeframe. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

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

Our products or solutions, including third party elements, may be alleged to infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties, or other remedies. As the number of our products, solutions, and services increases and their features and content continue to expand, we may increasingly become subject to infringement and other intellectual property claims by third parties. From time to time, we and our customers have received and may receive in the future, offers to license or claims alleging infringement of intellectual property rights, or may become aware of certain third party patents that may relate to our products. For example, a number of parties have asserted to standards bodies such as OMA that they own intellectual property rights which may be essential for the implementation of specifications developed by those standard bodies. A number of our products are designed to conform to OMA specifications or those of other standards bodies, and have been, and may in the future be, subject to offers to license or claims of infringement on that basis by individuals, intellectual property licensing entities and other companies, including companies in the telecommunications field with greater financial resources and larger intellectual property portfolios than our own.

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

Risk Related to the Restatement of Our Prior Financial Results.

The restatement of our consolidated financial statements, the SEC and U.S. Attorney inquiries and related events could have a material adverse effect on us. In May 2006, we received a letter of informal inquiry from the SEC requesting documents related to our stock option grants and stock option practices. In June 2006, our Board of Directors appointed a special committee of three independent directors to conduct a review into past stock option grants and practices. In October 2006, the special committee concluded that the measurement dates for financial accounting purposes for a number of stock option grants differed from the recorded grant dates for such awards. Accordingly, management concluded that our previously issued financial statements should no longer be relied upon. Because the stock prices on the originally stated grant dates were lower than the stock prices on the actual measurement dates, we recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements and restated our financial results for fiscal years ended June 30, 1999 through 2005, including each of the quarters in fiscal year 2005, in our Form 10-K filed on December 1, 2006, as amended on Form 10-K/A filed on May 11, 2007.

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

On May 18, 2006, we received a notice of informal inquiry from the SEC regarding our historic and current stock option grants and stock option practices. While we are fully cooperating with the SEC and intend to continue to do so, we are unable to predict what consequences, if any, the SEC inquiry may have on us. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to administrative orders. The SEC inquiry remains open, and the resolution of this could require the filing of additional restatements of our prior financial statements or require that we take other actions.

On July 5, 2006, we announced that we had received subpoenas from the United States Attorney for the Eastern District of New York and the Northern District of California, each requesting documents relating to stock option grants. Responsibility for this inquiry between the districts was subsequently assigned to the Northern District of California. The inquiry remains open and we are fully cooperating with the U.S. Attorney. We cannot predict when this inquiry will conclude or its eventual outcome and there is no assurance that other regulatory inquiries will not be commenced against us. The adverse resolution of any inquiry into our stock option practices could have a material adverse effect on our business and financial condition.

We have also incurred significant expenses relating to legal, accounting, tax and other professional services in connection with these matters and expect to continue to incur significant expenses in the future, which may adversely affect our results of operations and cash flows.

We face litigation risks relating to our past practices with respect to equity incentives that could have a material adverse effect on the Company.

Several shareholder derivative lawsuits have been filed against our directors, officers, certain former directors and officers, and us as a nominal defendant, as well as a securities class action, relating to our past stock option grants and practices. See Part I, Item 3, and “Legal Proceedings” for a more detailed description of these proceedings. Additionally, in the future, we may be the subject of additional private or government actions. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits has resulted and will result in significant expense and the continued diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. These lawsuits are in the preliminary stages, and an unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of these lawsuits may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers and directors, we are required to indemnify, and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we lease approximately 192,000 square feet in adjacent buildings under sublease agreements that terminate on June 29, 2013, with a one time option to terminate one or both of the agreements on July 30, 2009. We also have other facility leases in other locations in the United States and throughout the world, including our former headquarters which comprises approximately 283,000 square feet and which is currently under a sublease that expires in April 2013. The future lease payments, net of sublease income, for our former headquarters is included in accrued restructuring costs on our consolidated balance sheet.

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

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. Plaintiffs have informed the Court that they intend to submit amended complaints with a revised class definition comporting with the Second Circuit’s decision. We believe a loss is not probable and estimable. Therefore no amount has been accrued as of June 30, 2007.

Government Investigations.

On May 18, 2006, the Company received an informal notice from the U.S. Securities and Exchange Commission (“SEC”) advising that the commission had commenced an informal inquiry into the Company’s stock option grants and options-granting practices. The SEC’s letter requested that the Company produce documents related to the Company’s stock options-granting practices. In June 2006, the Company received subpoenas from the United States Attorneys for the Northern District of California and the Southern District of New York also requesting documents relating to the Company’s stock options-granting practices. The Company has cooperated with the SEC and the U.S. Attorneys in these matters and intends to continue to do so. These investigations remain open; however, the Company has not received any recent communications from the SEC or the U.S. Attorneys regarding these matters.

Shareholder Derivative Lawsuits.

On May 16, 2006, a report published by the Center for Financial Research and Analysis (“CFRA”) identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, we announced that we had received a notice of informal inquiry from the SEC requesting documents related to our stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal courts, purportedly on behalf of the Company, against various of the Company’s former and then-current directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.

On September 5, 2006, the state court consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On December 4, 2006, the state court granted the motion to stay. The state court actions will remain pending and Openwave and the individual defendants will be required to attend periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the federal district court entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. On February 9, 2007, the Company filed a motion to dismiss the amended and consolidated complaint based on plaintiffs’ failure to make a pre-suit litigation demand or plead sufficient facts demonstrating that demand is excused as futile. All of the individual defendants who are current or former members of the Company’s Board of Directors joined in the motion. Also on February 9, the individual defendants filed a motion to dismiss the consolidated amended complaint for failure to state a claim. In addition, on February 9, Openwave filed a motion to temporarily stay discovery pending the court’s ruling on the motions to dismiss. On May 17, 2007, the court entered an order granting the Company’s motion to dismiss with leave to amend and granting the Company’s motion to stay discovery.

On June 29, 2007, the plaintiffs filed an amended complaint. On July 29, 2007, Openwave and the individual defendants filed motions to dismiss the amended complaint, and a hearing on the motions to dismiss are scheduled for October 12, 2007. The consolidated federal court shareholder derivative action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

Delaware Litigation.

On December 28, 2006, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively, “Harbinger”) filed a preliminary proxy that claimed that it purportedly had nominated two directors—James L. Zucco (“Zucco”) and Andrew Breen (“Breen”)—for election at Openwave’s January 17, 2007, annual shareholders’ meeting.

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

On January 22, 2007, the Company responded to Harbinger’s complaint by filing a motion to dismiss. The Company also filed its own verified complaint in the Delaware Court of Chancery seeking, among other remedies, declarations that Harbinger did not comply with the Company’s bylaws and therefore its candidates were not properly nominated at the Annual Meeting, that Messrs. Peterschmidt and Held were rightfully elected to serve on the Company’s board of directors, and that Messrs. Zucco and Breen were not validly elected to the Company’s Board of Directors. Harbinger responded to the Company’s motion to dismiss by amending and restating its complaint seeking, among other remedies, a declaration that Mr. Zucco has been validly elected as a member of the Company’s board of directors and that a new election be held between Messrs. Peterschmidt, Held, and Breen for one board seat. Additionally, Harbinger filed a motion for a status quo order, which the Court denied. The Company filed a motion to dismiss, which the Court denied. A trial on the matter was held on March 12 through 13, 2007. On May 18, 2007, the Court of Chancery issued an opinion ruling in favor of Openwave on all claims presented, but denying the Company’s request for attorneys’ fees. Judgment was entered in the Company’s favor on May 31, 2007.

On June 5, 2007, Harbinger filed a notice of appeal from the judgment of the Court of Chancery and filed with the Delaware Supreme Court a motion for expedited proceedings on appeal. On August 1, 2007, Harbinger dismissed the appeal, and the matter is resolved.

Securities Class Actions.

Between February 21, and March 27, 2007, four substantially similar securities class action complaints were filed in the United States District Court for the Southern District of New York against Openwave and four current and former officers of the Company. The complaints purport to be filed on behalf of all persons or entities who purchased Openwave stock from September 30, 2002 through October 26, 2006 (the “Class Period”), and allege that during the Class Period, the defendants engaged in improper stock options backdating and issued materially false and misleading statements in the Company’s public filings and press releases regarding the manner in which Openwave granted and accounted for the options. Based on these allegations, the complaints assert two causes of action—one against all defendants for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and a second against the individual defendants for violation of Section 20(a) of the Exchange Act.

On April 25, 2007, the Company and the individual defendants filed a joint motion to transfer the actions to the Northern District of California where the related shareholder derivative class actions are pending. On May 18, 2007, the court entered an order consolidating the four securities class actions into a single action captioned In re: Openwave Systems Securities Litigation (Master File 07-1309 (DLC)), and appointing lead plaintiff and lead counsel. On June 14, 2007, the court entered an order denying the motion to transfer.

On June 29, 2007, the plaintiffs filed a consolidated and amended class action complaint. The consolidated and amended complaint adds 17 additional defendants, including several current and former Openwave officers and directors, KPMG LLP, and Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC. The consolidated and amended complaint alleges claims for violation of Sections 10(b), 20(a) and 20(A) of the Exchange Act and Rule 10b-5, as well as claims for violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 arising out of the Company’s 2005 public offering. The complaint seeks money damages, equitable relief, and attorneys’ fees and costs. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. A hearing on the motions has not yet been set. The securities class action action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

Tender Offer Litigation.

On May 22, 2007, Openwave announced that it had received an unsolicited partial tender offer by Oreo Acquisition Co., LLC, a Delaware limited liability company (“Oreo”), Harbinger Capital Partners Master Fund I, Ltd., a Cayman Islands corporation (the “Harbinger Master Fund”) and Harbinger Capital Partners Special Situations Fund, L.P., a Delaware limited partnership to purchase 40,389,560 shares of Common Stock (representing approximately 49% of the outstanding shares) at a price of $8.30 per share (the “Offer”). On June 4, 2007, Openwave filed with the SEC a Schedule 14D-9 reflecting, among other things, that the Company’s board of directors had unanimously determined that the Offer is inadequate and not in the best interests of the Company’s stockholders (other than Harbinger and its affiliates).

On June 4, 2007, Openwave filed an action against Oreo, Harbinger Master Fund and Harbinger Special Situations Fund in Delaware Chancery Court seeking (1) a declaration by that court that Openwave’s directors have fully complied in all respects with their fiduciary duties to Openwave’s stockholders in responding to the Offer and (2) a temporary, preliminary and permanent injunction against Harbinger and its employees, agents, and all persons acting on its behalf from acting to frustrate the Company’s board of directors from fulfilling their fiduciary duties and obligations.

On June 22, 2007, Harbinger announced that the Offer had expired and that Harbinger will not take up the shares tendered and will allow the Offer to expire without extension. Subsequently, on June 26, 2007, defendants filed with the Court of Chancery a motion to dismiss Openwave’s complaint on the ground, among others, that the case is moot. In response to defendants’ motion to dismiss, Openwave offered to enter into a stipulation with defendants for the dismissal of the complaint without prejudice. The parties subsequently entered into stipulation of dismissal, which the court entered on July 31, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol OPWV. The following table sets forth the reported high and low closing sales prices for our common stock for the fiscal periods indicated.

Stock price by quarter	High	Low
Fiscal year ended June 30, 2007:
First quarter	$11.62	$6.09
Second quarter	$10.25	$8.21
Third quarter	$9.47	$7.96
Fourth quarter	$10.37	$6.17
Fiscal year ended June 30, 2006:
First quarter	$19.67	$16.18
Second quarter	$17.95	$15.29
Third quarter	$22.48	$17.62
Fourth quarter	$22.59	$11.02

Holders

As of July 31, 2007 there were 579 holders of record of our common stock.

Dividends

On June 4, 2007, we announced a special one-time cash distribution of $1.20 per share which was paid in June 2007 totaling $99.4 million. Our policy has been to retain future earnings for reinvestment in our business, and accordingly, we have not paid cash dividends prior to this special distribution and we do not anticipate paying cash dividends in the foreseeable future.

Stock Buy-Back Plan

On January 4, 2007, the Company announced that it intended to repurchase up to $100.0 million of the Company’s common stock. On January 30, 2007, the Company entered into an agreement with Merrill Lynch to effect the stock repurchase whereby the Company agreed to purchase shares of its common stock from Merrill Lynch for an aggregate price of $100.0 million. Under the agreement, Merrill Lynch purchased shares in the open market and delivered those shares to the Company from February 23 through April 11, 2007. As a result of the completion of this program the Company repurchased and retired 11,843,991 shares of its common stock at an average price of $8.44.

Equity Compensation Plan Information

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index on June 30, 2002, and calculates the return quarterly through June 30, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect Musiwave as a discontinued operation, for fiscal years ended June 30, 2007, 2006, 2005, 2004 and 2003 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2007	2006	2005	2004	2003
Selected Consolidated Statements of Operations Data:
Total revenues	$290,301	$396,232	$383,635	$290,791	$267,955
Total cost of revenues	126,166	120,994	120,027	81,081	78,311
Gross profit	164,135	275,238	263,608	209,710	189,644
Total operating expenses	278,011	267,993	318,156	230,813	393,001
Operating income (loss) from continuing operations	(113,876)	7,245	(54,548)	(21,103)	(203,357)
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	(102,247)	10,393	(62,774)	(30,454)	(212,729)
Change in accounting principle	—	—	—	—	(14,547)
Net income (loss) from continuing operations	(102,247)	10,393	(62,774)	(30,454)	(227,276)
Discontinued operations:
Net loss from discontinued operations, net of tax	(6,422)	(5,157)	—	—	—
Impairment on discontinued operations, net of tax	(87,968)	—	—	—	—
Total loss from discontinued operations	(94,390)	(5,157)	—	—	—
Net income (loss)	$(196,637)	$5,236	$(62,774)	$(30,454)	$(227,276)
Basic and diluted net income (loss) per share:
Before cumulative effect of a change in accounting principle and discontinued operations	$(1.13)	$0.12	$(0.94)	$(0.49)	$(3.59)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$(0.25)
Discontinued operations	$(1.05)	$(0.06)	$—	$—	$—
Basic and diluted net income (loss) per share	$(2.18)	$0.06	$(0.94)	$(0.49)	$3.83

	As of June 30,
	2007	2006	2005	2004	2003
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and restricted cash and short-term investments	$242,705	$424,424	$235,804	$268,950	$172,010
Long-term investments and restricted cash and investments	37,944	81,140	50,202	72,047	61,466
Total assets	548,287	919,831	543,574	476,508	367,451
Total assets of discontinued operations	53,691	148,598	—	—	—
Convertible subordinated debt, net	149,017	148,193	147,367	146,542	—
Total stockholders’ equity	$170,252	$539,595	$153,911	$170,606	$179,899

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Other than under the heading “Discontinued Operations”, the following discussion regards continuing operations only, and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed in the Risk Factor section contained above in Item 1A.

Our total revenues decreased by $105.9 million, or 27%, from $396.2 million for the fiscal year ended June 30, 2006, to $290.3 million for the fiscal year ended June 30, 2007. The decrease in revenues relates to a decrease of $105.9 million in our license revenues in fiscal 2007 from fiscal 2006.

Our total operating expenses increased by $10.0 million, or 4%, from $268.0 million for the fiscal year ended June 30, 2006, to $278.0 million for the fiscal year ended June 30, 2007. The increase in our operating expenses was primarily due to an increase of $26.0 million in restructuring and related costs associated with the restructuring plans implemented in the first and fourth quarters of fiscal 2007, as well as an increase in stock option review and related costs of $6.4 million incurred during fiscal 2007. Partially offsetting these increases was a $12.6 million decrease in research and development expense following restructurings in fiscal 2005 and early 2006, and a $20.0 million decrease in sales and marketing expense primarily associated with the reduction in stock-based compensation, and also commissions associated with lower bookings in fiscal 2007 versus 2006, as well as a $10.0 million decrease in gain on sales of technology which are infrequent.

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2 Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognize revenue when all of the following criteria are met, as set forth in SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

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

One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. As of the quarter ended December 31, 2005, we revised our policy regarding the determination factor for recognition of previously deferred revenue for arrangements initially deemed not probable for collection. Prior to the quarter ended December 31, 2005, we continued to defer revenue recognition on arrangements originally deemed not probable for collection until the receipt of cash from that arrangement. As of the quarter ended December 31, 2005, we revised our policy such that revenue on arrangements previously deemed not probable for collection which are subsequently deemed probable for collection is recognized in the period of the change in the assessment of collectibility, which is generally when cash is collected but may be earlier, provided all other revenue recognition criteria have been satisfied. This change in policy did not have a material impact for the fiscal year ended June 30, 2006.

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

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. Consistent with our other revenue arrangements, we require a purchase order in order to recognize revenue related to the usage reports. If either a usage report or a purchase order is not received we do not recognize the associated revenue until received.

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

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of June 30, 2007, the accounts receivable balance was $72.9 million, net of the allowance for doubtful accounts of $4.2 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable was 5%, 4% and 5% in fiscal years 2007, 2006 and 2005, respectively. Based on our results for fiscal year 2007, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $0.8 million.

Impairment Assessments of Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, a decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

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

With the adoption of FAS 142, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under FAS 142. While goodwill is tested for impairment in our fiscal third quarter, interim impairment tests may be necessary if indicators suggest the carrying value of the goodwill may not be recoverable. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the fiscal years ended June 30, 2006 and 2005 there were no impairments to goodwill.

During the fourth quarter of fiscal 2007 we recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million as a result of the planned disposition of Musiwave. This impairment charge is recorded in Impairment of assets of discontinued operations, net of tax, on the consolidated statement of operations The intended sale of Musiwave triggered an evaluation of the carrying value of the goodwill, as well as the carrying value of the associated intangibles. Since Musiwave was never fully integrated with Openwave and the product and sales synergies were never achieved, the carrying amount of the goodwill acquired with Musiwave was allocated solely to Musiwave and evaluated for impairment in connection with the planned sale. After considering the estimated sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the implied fair value of the goodwill allocated to Musiwave.

Stock-based Compensation

Effective July 1, 2005, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate of volatility ten percentage points higher would have resulted in a $0.8 million increase in the fair value of options granted during the fiscal year ended June 30, 2007. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of FAS 123R would have resulted in a change of $0.5 million in stock-based compensation expense for the fiscal year ended June 30, 2007. Our estimate of expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” We expect to change our method of deriving the expected term by January 1, 2008 and replace it with a methodology based upon more specific data once available. This change could impact the fair value of our options granted in the future. Stock-based compensation previously recorded for grants that ultimately did not vest is reversed to stock-based compensation expense in the period the grant is canceled. This holds true for employees who terminated in connection with a restructuring or voluntarily. Thus, in periods of high turnover, stock-based compensation may be unusually low and not indicative of future stock-based compensation.

Restructuring–related Assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). As an example, upon the actual execution of a sublease associated with facilities restructured in fiscal years 2003 and 2005, it was determined that the actual sublease income was higher than estimated by $3.7 million. To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. When stock-based grants are modified in connection with a restructuring, the amount of stock-based compensation associated with the modified portion of the grant which would not have vested otherwise, is charged to restructuring expense. These modifications are generally an acceleration of vesting which forego the original requirement to vest over future employment. In fiscal 2007 we had $4.5 million charged to restructuring which was associated with modification of grants. See Note 2 to our Consolidated Financial Statements for the breakout of stock-based compensation charge.

Summary of Operating Results for Fiscal Years ended June 30, 2007, 2006 and 2005

Revenues

We generate four different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and project/systems revenues are derived from systems revenues which are comprised of packaged solution elements which may include our software licenses, professional services, third party software and hardware.

Our total revenues decreased by $105.9 million, or 27%, from $396.2 million for the fiscal year ended June 30, 2006, to $290.3 million for the fiscal year ended June 30, 2007. The decrease in revenues primarily relates to a decrease in our license revenues of $105.9 million due to a reduction in bookings during our product transition, as our revenues are primarily derived from our existing customers who already own many of our legacy products, and we do not expect our license revenues to increase until and if we receive significant orders for the next generation of our existing cored products, or our new products. In addition, we have experienced a general decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of recent mergers.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. One customer during the years ended June 30, 2007, 2006 and 2005 accounted for over 10% of revenues; Sprint Nextel. No other customers accounted for 10% or more of total revenues for the fiscal years ended June 30, 2007, 2006 and 2005.

	% of Total Revenue for Fiscal Year ended June 30,
	2007	2006	2005
Customer:
Sprint/Nextel	23%	20%	25%

Sprint and Nextel completed their merger in August 2005, creating Sprint Nextel. Any change in our business relationship with Sprint Nextel could have an adverse impact on our financial results and stock price.

The following table presents the key revenue information for the fiscal years ended June 30, 2007, 2006 and 2005, respectively (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2007 from FY 2006	Percent Change FY 2006 from FY 2005
	2007	2006	2005
Revenues:
License	$88,707	$194,611	$175,565	-54%	11%
Maintenance and support	91,006	93,821	93,295	-3%	1%
Services	97,379	93,833	75,422	4%	24%
Project/Systems	13,209	13,967	39,353	-5%	-65%

Total revenues	$290,301	$396,232	$383,635	-27%	3%

Percent of revenues:
License	31%	49%	46%
Maintenance and support	31%	24%	24%
Services	33%	24%	20%
Project/Systems	5%	3%	10%

Total revenues	100%	100%	100%

Disaggregated revenues:
Server	$242,822	$296,336	$294,518	-18%	1%
Client	47,479	99,896	89,117	-52%	12%

Total revenues	$290,301	$396,232	$383,635	-27%	3%

Percent of revenues:
Server	84%	75%	77%
Client	16%	25%	23%

Total revenues	100%	100%	100%

License Revenues

License revenues decreased by $105.9 million, or 54%, during fiscal year 2007 as compared to fiscal year 2006. The overall decrease in fiscal year 2007 as compared to fiscal year 2006 was primarily attributed to a reduction in bookings during our product transition, as our revenues are primarily derived from our existing customers who already own many of our legacy products, and we do not expect our license revenues to increase until we receive significant orders for the next generation of our existing cored products, or our new products. In addition, we have experienced a general decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization, often as a result of recent mergers.

License revenues increased by $19.0 million, or 11%, during fiscal year 2006 as compared to fiscal year 2005. The overall increase in fiscal year 2006 as compared to fiscal year 2005 was primarily attributed to two large deals signed during the third quarter of fiscal year 2006, which contained site licenses for our client products and generated recognized license fees totaling $25.6 million during the third quarter. License revenues for site licenses are recognized in the quarter the license is signed, provided other revenue recognition criteria are met, and no future license revenue will result from additional shipments or use of the product under site license.

Maintenance and Support Revenues

Maintenance and support revenues decreased by $2.8 million, or 3% during fiscal year 2007 from the prior year. This decrease was due to the decrease in license bookings during fiscal 2007. This decrease reflects lower renewal amounts on certain contracts during fiscal 2007.

Maintenance and support revenues remained relatively flat during fiscal year 2006 when compared to fiscal year 2005, increasing by $0.5 million, or 1%.

Services Revenues

Services revenue increased $3.5 million, or 4%, during fiscal year 2007 as compared to fiscal year 2006. The increase was primarily attributable to one large deal with a customer which requested deliverables on an accelerated basis in the fourth quarter of fiscal 2007 that resulted in $3.1 million of revenue in excess of the prior quarter’s run rate.

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

Project/Systems revenue decreased by $0.8 million, or 5%, during fiscal year 2007 as compared to fiscal year 2006. Projects/Systems revenues in both fiscal 2007 and 2006 were from various projects with two customers. The decrease was due to timing of various projects beginning and ending.

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

Other Key Revenue and Operating Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the fiscal years ended June 30, 2007, 2006 and 2005 were as follows (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2007 from FY 2006	Percent Change FY 2006 from FY 2005
	2007	2006	2005
Disaggregated revenues:
Server	$242,822	$296,336	$294,518	-18%	1%
Client	47,479	99,896	89,117	-52%	12%

Total revenues	$290,301	$396,232	$383,635	-27%	3%

Percent of revenues:
Server	84%	75%	77%
Client	16%	25%	23%

Total revenues	100%	100%	100%

Other key operating metrics include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. Bookings in the three months ended June 30, 2007 were approximately $68 million, a 43% decrease from bookings of approximately $120 million in the three months ended June 30, 2006. For the year ended June 30, 2007, bookings were approximately $298 million, down 36% or $168 million from approximately $466 million for the year ended June 30, 2006. These bookings resulted in a backlog of approximately $269 million as of June 30, 2007, up 3% from $260 million as of June 30, 2006. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 months, and are subject to our revenue recognition policy as described under Critical Accounting Policies.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the fiscal years ended June 30, 2007, 2006, and 2005, respectively (in thousands):

	Year ended June 30,			Percent Change FY 2007 from FY 2006	Percent Change FY 2006 from FY 2005
	2007	2006	2005
Cost of Revenues:
License	$12,379	$13,261	$8,972	-7%	48%
Maintenance and Support	34,190	30,399	31,887	12%	-5%
Services	72,576	70,206	55,580	3%	26%
Project/Systems	7,021	7,128	23,588	-2%	-70%

Total cost of revenues	$126,166	$120,994	$120,027	4%	1%

Cost as a percent of related revenues:
License	14%	7%	5%
Maintenance and support	38%	32%	34%
Services	75%	75%	74%
Project/Systems	53%	51%	60%
Gross margin per related revenue:
License	86%	93%	95%
Maintenance and Support	62%	68%	66%
Services	25%	25%	26%
Project/Systems	47%	49%	40%

Total gross margin	57%	69%	69%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Cost of license revenues during fiscal year 2007 decreased by $0.9 million, or 7%, as compared to fiscal year 2006. This decrease was attributable to a $2.3 million decrease in royalties associated with the corresponding decrease in licenses. Cost of license revenue also includes a $1.4 million increase in amortization expense from the prior year, related to the acquisitions of Widerweb and Solomio in fiscal 2007.

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

Cost of maintenance and support revenues during fiscal year 2007 increased by $3.8 million, or 12%, as compared to fiscal year 2006. This increase was primarily the result of a $3.7 million increase in labor costs and custom support and consulting costs for two projects that moved into the technical product support phase during the third quarter of fiscal year 2007.

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

Services costs increased by $2.4 million, or 3%, in fiscal year 2007 as compared to the prior fiscal year. This increase is consistent with the $3.5 million increase in services revenue discussed above. Gross margin for services in fiscal year 2007 remained consistent with fiscal 2006.

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

Cost of Projects/Systems Revenues

Cost of project/systems revenues consists of direct costs in fulfilling requirements under projects which comprise packaged solution elements which may include our software licenses, our professional services, and third-party software and hardware.

Cost of projects/systems revenues remained relatively consistent during fiscal year 2007 as compared to the prior fiscal year, decreasing by $0.1 million, or 2%.

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

Operating Expenses

Our total operating expenses increased by $10.0 million, or 4%, from $268.0 million for the fiscal year ended June 30, 2006, to $278.0 million for the fiscal year ended June 30, 2007. The increase in our operating expenses was primarily due to an increase of $26.0 million in restructuring and related costs associated with the restructuring plans implemented in the first and fourth quarters of fiscal 2007, as well as an increase in stock option review and related costs of $6.4 million incurred during fiscal 2007. Partially offsetting these increases was a $12.6 million decrease in research and development expense following restructurings in fiscal 2005 and early 2006, and a $20.0 million decrease in sales and marketing expense primarily associated with the reduction in stock-based compensation, and also commissions associated with lower bookings in fiscal 2007 versus 2006, as well as a $10.0 million decrease in gain on sales of technology which are infrequent.

During fiscal year 2006, operating costs decreased by $50.2 million, or 16%, from fiscal year 2005. The primary reason for the decrease in our operating expenses was an $11.7 million decrease in research and development expense, as well as a $65.9 million decrease in restructuring and related costs associated in large part with the relocation of our headquarters during fiscal 2005. Partially offsetting this reduction was a $32.1 million increase in stock-based compensation recorded in operating expenses, which was impacted by the adoption of FAS 123R in fiscal year 2006.

The following table represents operating expenses for the three fiscal years ended June 30, 2007, 2006 and 2005, respectively (in thousands):

	Fiscal Year ended June 30,
	2007	Percent Increase (Decrease)	2006	Percent Increase (Decrease)	2005
Research and development	$71,580	-15%	$84,148	-12%	$95,878
Sales and marketing	99,648	-17%	119,653	20%	99,390
General and administrative	67,786	0%	67,725	37%	49,540
Stock option review and related costs	6,782	1889%	341	—	—
Restructuring and other costs	30,648	563%	4,623	-93%	70,560
Amortization of intangible assets	2,854	0%	2,852	2%	2,788
Gain on sale of technology and other	(1,287)	-89%	(11,349)	—	—

Total operating expenses	$278,011	4%	$267,993	-16%	$318,156

Percent of revenues
Research and development	25%		21%		25%
Sales and marketing	34%		30%		26%
General and administrative	23%		17%		13%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs, and expenses associated with computer equipment used in software development.

During fiscal year 2007, research and development costs decreased $12.6 million compared to the prior year. This decrease can be primarily attributed to our continuing efforts to streamline our business, primarily through our restructuring plan in the first quarter of fiscal 2007. In particular, we experienced a decline in labor costs of $3.2 million, as well as associated travel and contingent worker costs of approximately $3.0 million. This was driven by a decrease in headcount of 16 employees from June 30, 2006. Additionally, we experience a reduction of $3.1 million from the prior year related to time spent by research and development employees utilized for customized customer installations which were charged to cost of services revenues. Additionally, stock based compensation expense decreased by $3.4 million which was largely due to shares granted prior to July 1, 2005 becoming fully vested or canceled in fiscal 2006.

During fiscal year 2006, research and development costs decreased $11.7 million, compared to the prior year. This decrease can be primarily attributed to the implementation of the FY06 restructuring plan in the first quarter of fiscal year 2006 which consolidated certain engineering sites and reduced headcount and resulted in an overall decrease of $16.6 million in labor expense and employee and facility related allocation costs. This savings was partially offset by the adoption of FAS 123R in fiscal year 2006, which resulted in an increase in stock based compensation expense of $4.9 million compared to the same period in the prior year.

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

Sales and marketing expenses decreased by $20.0 million during fiscal year 2007 as compared with fiscal year 2006. This decrease was primarily attributable to a decline in stock based compensation of $12.3 million which related to reductions in the vesting of older options, escrow releases, and large grants made to a few key sales and marketing employees in fiscal 2006 with special vesting terms in fiscal 2006. Additionally, we experienced a decline in commission and bonus expense of approximately $8.3 million as a result of the decrease in bookings during fiscal 2007.

Sales and marketing expenses increased by $20.3 million during fiscal year 2006 as compared with fiscal year 2005. This increase was primarily attributable to the adoption of FAS 123R in fiscal year 2006, which resulted in an increase in stock based compensation expense of $17.4 million from the prior fiscal year. Additionally, labor costs increased by $2.6 million over the prior year.

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

General and administrative expenses remained consistent, increasing by approximately $0.1 million in fiscal year 2007 as compared to fiscal year 2006. Although labor and travel costs decreased by $5.2 million during fiscal 2007, professional fees incurred during our proxy contest with Harbinger as well as costs associated with exploring strategic alternatives offset these savings.

General and administrative expenses increased by approximately $18.2 million in fiscal year 2006 as compared to fiscal year 2005. The majority of the increase related to the adoption of FAS 123R in fiscal year 2006, resulting in an increase of $9.8 million in stock based compensation expense over the prior year period. Additionally, an increase in labor expense of $7.7 million over the prior year occurred due to the increase in department headcount over the prior year.

Stock Option Review and Associated Costs

During the fourth quarter of fiscal year 2006, the Board of Directors formed a special committee to investigate an informal request the Company received from the SEC regarding our historical stock option practices. As a result of the findings of the special committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. During this process, we incurred $6.8 million in additional professional fees, in particular related to legal and audit expenses during the fiscal year ended June 30, 2007 and approximately $0.3 million in during the fiscal year ended June 30, 2006.

Restructuring and Other Costs

Restructuring and other costs increased by $26.0 million in fiscal year 2007 as compared to fiscal year 2006. Restructuring and other costs during fiscal year 2007 include an $11.4 million charge for the first quarter 2007 restructuring plan, a $16.8 million charge for the fourth quarter 2007 restructuring plan, and $2.4 million relating to accretion expense for the net present value of net obligations related to facilities that were restructured under previous plans implemented prior to fiscal year 2007. The restructurings in fiscal 2007 related primarily to reductions in staff in order to better align our resources with our declining revenues.

In fiscal year 2006 restructuring and other costs included an $8.3 million charge for the first quarter restructuring plan and a $0.4 million charge for accelerated deprecation. These charges were offset by a $2.1 million net reduction in restructuring expense during the second quarter of fiscal year 2006. The fiscal year 2006 charges were also reduced by a change in estimate related to the sublease of restructured property that resulted in a net reduction in the restructuring liability of approximately $3.0 million.

Restructuring and other costs decreased by $65.9 million in fiscal year 2006 as compared to fiscal year 2005. Restructuring expense during fiscal year 2005 included a $54.7 million charge for a restructuring that was announced during the third quarter, as well as $15.6 million in accelerated depreciation related to the revision in useful lives of leasehold improvements and furniture. Fiscal year 2006 restructuring and other costs included an $8.3 million charge related to a restructuring that was announced during the first quarter. In addition, there was a $2.1 million net reduction in restructuring expense during the second quarter of fiscal year 2006. During the fourth quarter of fiscal year 2006, a change in estimate related to the sublease of restructured property resulted in a net reduction in the restructuring liability of approximately $3.0 million. Additionally, during fiscal year 2006 a $0.4 million charge for accelerated depreciation of fixed assets was recorded.

Amortization and Impairment of Goodwill and Intangible Assets

Amortization of intangible assets for the fiscal years ended June 30, 2007, 2006 and 2005 was (in thousands):

	Fiscal Year ended June 30,
	2007	2006	2005
Amortization of developed and core technology (a)	$7,046	$6,042	$5,389
Amortization of customer contracts—licenses (a)	412	24	621
Amortization of customer contracts—support (b)	88	84	76
Amortization of customer relationships (c)	2,746	2,744	2,743
Amortization of internal use software and other (c)	108	108	45

Total amortization of intangible assets	$10,400	$9,002	$8,874

(a)	Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our consolidated statements of operations. The increase in fiscal year 2007 from 2006 is due to the acquisitions of Solomio and Widerweb during fiscal year 2007. The increase in fiscal year 2006 from the prior year is due to the inclusion of a full year of amortization expense related to the Magic4 and Cilys acquisitions.
(b)	Amortization of customer contracts for support is included in Cost of Revenues—Maintenance and Support. The increase in fiscal year 2006 from the prior year is due to the inclusion of a full year of amortization expense related to the Magic4 acquisition.
(c)	Amortization of internal use software and other is included in operating expenses. The increase in amortization for fiscal year 2006 is due to the inclusion of a full year of amortization expense related to the Magic4 and Cilys acquisitions.

Identified intangible assets are amortized on a straight-line basis over two to six years.

Gain on Sale of Technology and Other

Gain on sale of technology and other totaled $11.3 million during fiscal year ended June 30, 2006. We sold certain intangible assets to a third party for $3.8 million in cash, which was received in March 2006 and was recorded in operating income under gain on sale of technology and other. We also sold rights to use a domain name to a third party for $3.3 million in cash, which was received in December 2005 and recorded under gain on sale of technology and other. During fiscal year 2006, we sold certain intellectual property relating to a non-core product, which resulted in a net gain of $4.3 million. We will continue to provide services to our customers who have purchased the product from us in the past under a reseller agreement with the buyer of the technology.

Interest Income

Interest income totaled $21.9 million, $15.9 million, and $5.5 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The increases in interest income for both fiscal year 2007 and 2006 over their respective prior year, can mainly be attributed to interest earned on the proceeds from our equity offering in December 2005, which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments during the period.

Interest Expense

We incurred interest expense during the fiscal years ended June 30, 2007, 2006, and 2005 of $5.0 million, $5.1 million, and $5.2 million, respectively. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003.

Other Income (Expense), net

Other income (expense), net totaled $1.4 million, $(1.8) million, and $0.3 million for the years ended June 30, 2007, 2006 and 2005, respectively. These amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense totaled $6.5 million, $5.4 million, and $8.8 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Foreign withholding taxes fluctuate from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. Fiscal 2007 tax expense was $1.1 million higher than the prior year due to reduced deductions for stock options exercised in the United Kingdom which allows such deductions. The fiscal 2006 tax expense was lower than in the prior year due to tax benefits realized for stock option exercises in the United Kingdom, and net operating losses from certain foreign jurisdictions.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of certain foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.4 billion and $676.0 million, respectively.

Discontinued Operations

During the third quarter of fiscal 2006, we acquired Musiwave, S.A. (Musiwave), a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. During June 2007, we committed to a plan to sell Musiwave. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Musiwave’s financial results have been classified as discontinued operations in our consolidated financial statements for all periods presented. The net assets associated with Musiwave are currently considered “held-for-sale”and all prior periods have been revised in the consolidated balance sheet and consolidated statement of operations to reflect Musiwave as a discontinued operation.

During the fourth quarter of fiscal 2007, in accordance with SFAS 144, the Company recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million related to a reassessment of the carrying value of Musiwave’s long-lived assets. We determined fair values utilizing widely accepted valuation techniques, including discounted cash flows. We based fair values on current expectations for the business in light of the existing environment and expected sales price. See Note 3 to the consolidated financial statements for further information.

Liquidity and Capital Resources

Long-Term Debt Obligations, Restructuring Plans and Operating Lease Obligations

As of June 30, 2007, our principal commitments consisted of obligations outstanding under operating leases, as well as our convertible debt obligations.

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

On October 3, 2006, we received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-K for the period ended June 30, 2006. The filing of our fiscal year 2006 Form 10-K on December 1, 2006 cured this default. On November 20, 2006, we received a notice of default related to the failure to timely provide the trustee with a copy of the Form 10-Q for the period ended September 30, 2006. The filing of our first quarter fiscal year 2007 Form 10-Q on December 22, 2006 cured this default.

On June 4, 2007, we announced a restructuring plan to simplify and better align our product portfolio with market demand, reduce costs and improve operating efficiencies. As such, during the fourth quarter of fiscal year 2007, we incurred $16.8 million in pre-tax restructuring and related charges associated with this restructuring plan and accelerated depreciation of abandoned assets. Included in the restructuring and other charges are approximately $15.0 million related to employee termination benefits, $1.7 million in stock compensation expense related to employee termination benefits and $0.1 million related to accelerated depreciation on abandoned assets. We expect to pay the current accrued charges of $14.2 million in fiscal 2008.

On August 31, 2006, we announced a restructuring plan to better align our resources among operational groups and reduce the numbers of layers of management between customers and field and product organizations (the “FY2007 Restructuring”). We incurred approximately $11.4 million in pre-tax restructuring and related charges associated with this FY2007 Restructuring during the first quarter of fiscal year 2007 and accelerated depreciation of abandoned assets to be recognized over the four months ending December 31, 2006. Included in the first quarter restructuring and other charges are approximately $7.2 million related to employee termination benefits which were paid in fiscal year 2007.

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

Long-term debt obligations and future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2007 (in thousands):

	Payments due during the Fiscal Year ended June 30,						Total
	2008	2009	2010	2011	2012	Thereafter
Contractual obligation:
Gross operating lease obligations	23,881	21,688	22,121	22,515	23,010	21,404	$134,619
Less: contractual sublease income	(4,173)	(3,170)	(3,370)	(3,226)	(3,226)	(2,689)	(19,854)

Net operating lease obligations	19,708	$18,518	$18,751	$19,289	$19,784	$18,715	$114,765
Interest due on convertible subordinated debt	$4,125	$2,063	$—	$—	$—	$—	$6,188
Principal payment of convertible subordinated debt	$—	$150,000	$—	$—	$—	$—	$150,000

The anticipated sale of Musiwave will likely improve our cash flows in future periods. Cash outflows relating to discontinued operations totaled $2.6 million during fiscal 2007. In addition, as of June 30, 2007, $2.2 million was accrued for contingent consideration relating to a retention agreement (“Holdback Amount”) associated with the original acquisition of Musiwave. This consideration was paid in full in July 2007.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of June 30, 2007, 2006 and 2005, respectively (in thousands):

	As of June 30,
	2007	Percent change	2006	Percent change	2005
Working capital	$207,191	-54%	$451,428	86%	$243,287

Cash and cash investments:
Cash and cash equivalents	80,581	-52%	168,004	34%	125,711
Short-term investments	160,063	-38%	256,420	133%	110,093
Long-term investments	19,658	-68%	61,034	136%	25,909
Restricted cash	20,347	1%	20,106	-17%	24,293

Total cash and investments	$280,649	-44%	$505,564	77%	$286,006

		Fiscal Year ended June 30,
		2007	2006	2005
Cash provided by (used for) operating activities		$(2,854)	$15,986	$(6,545)
Cash provided by (used for) investing activities		$115,307	$(291,312)	$(38,982)
Cash provided by (used for) financing activities		$(198,995)	$322,254	$19,176

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

Working Capital

Working capital decreased by $244.2 million during the fiscal year ended June 30, 2007, as compared with the prior year. The decrease was primarily attributable to a decline in our cash and short term investments of $183.8 million, as we paid a $99.4 million cash dividend and repurchased $100.0 million in our common stock under our stock buy-back plan in fiscal year 2007. We also experienced a decline in our accounts receivable balance of approximately $66.5 million as a result of improved collections and lower revenue during fiscal 2007 than the prior year.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $224.9 million as of June 30, 2007 compared to June 30, 2006, primarily as a result of our $100.0 million stock repurchase plan and $99.4 million dividend in fiscal year 2007.

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

Cash, cash equivalents, short and long-term investments and restricted cash increased by $219.6 million as of June 30, 2006 compared to June 30, 2005, primarily as a result of the public offering of common stock discussed above.

Cash Provided by (Used for) Operating Activities

Cash provided by (used for) operating activities totaled $(2.9) million, $16.0 million, and $(6.5) million for the years ended June 30, 2007, 2006 and 2005, respectively.

The $18.8 million increase in cash used for operating activities in fiscal year 2007 is primarily due to lower cash from net income excluding non-cash items and the gain on sale of technology and other of $111.8 million, which includes a $88.0 million impairment to goodwill and other intangibles, partially offset by an increase in working capital balances of $93.0 million.

The $22.5 million increase in cash provided by operating activities in fiscal year 2006 is primarily due to improved cash from net income excluding non-cash items and the gain on sale of technology and other of $72.9 million, partially offset by a decline in working capital balances of $50.4 million.

Cash Provided by (Used for) Investing Activities

Cash flows provided by (used for) investing activities during the fiscal years ended June 30, 2007, 2006 and 2005 totaled $115.3 million, $(291.3) million and $(39.0) million, respectively.

The $406.6 million increase in our cash flows provided by investing activities for fiscal year 2007 as compared to fiscal year 2006 relates to an increase in net proceeds from maturities of short and long term investments of approximately $318.7 million. Additionally, there was a decline in cash used for acquisitions of $101.8 million, since in fiscal 2006 we spent $113.9 million for the Musiwave acquisition versus only $12.1 million for Widerweb and Solomio. Offsetting these increases to cash provided by investing activities for fiscal 2007 was a decline in proceeds from sale of technology and other of $10.1 million.

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

Cash Flows Provided by (Used for) Financing Activities

Cash flow used for financing activities increased by $521.2 million in fiscal year 2007 as compared to the prior fiscal year. This increase was primarily a result of our $100.0 million stock repurchase plan and $99.4 million dividend in fiscal 2007. Additionally, in fiscal 2006, $322.5 million was provided from the issuance of common stock, including the public offering in December 2005 which raised $277.8 million of net proceeds, with no such comparable activity in the prior fiscal year.

Cash flow provided by financing activities increased by $303.1 million in fiscal year 2006 as compared to the prior fiscal year primarily due to proceeds from the issuance of common stock, including the public offering in December 2005 which resulted in $277.8 million of net proceeds, and the remainder from employees’ exercise of stock options during the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently assessing the impact of FAS 155 on our consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for us as of January 1, 2007. We have continued to report taxes collected from customers on a gross presentation basis after adoption of EITF 06-03.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in the first quarter of fiscal 2008. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the SEC Staff released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the process of quantifying materiality of financial statement misstatements. Under SAB 108, registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB No. 99, “Materiality” on evaluating the qualitative materiality of misstatements. The Company adopted SAB 108 in the fourth quarter of fiscal 2007. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying consolidated statements of operations totaled $1.3 million, $(1.7) million, and $0.3 million for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, we have the following forward contracts (in 000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
AUD	1,000	1.22	7/31/2007
CAD	1,500	1.07	7/31/2007
CAD	2,500	1.07	8/31/2007
EUR	2,500	0.75	7/31/2007
EUR	1,500	0.73	7/31/2007
EUR	2,500	0.74	8/31/2007
EUR	4,500	0.74	9/28/2007
GBP	2,000	0.50	9/28/2007
JPY	150,000	120.63	7/31/2007
JPY	500,000	121.55	9/28/2007

As of June 30, 2007, the fair value of these forward contracts was a net liability of $34 thousand.

(b) Interest Rate Risk

As of June 30, 2007, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $280.6 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A1 or higher and Standard & Poors of P-1 or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year and less than two years are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than two years from the date of purchase.

The following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2007 (in thousands):

	Expected maturity date for the year ending June 30,			Cost	Fair Value
	2008	2009	2010	June 30, 2007 Total	June 30, 2007 Total
Certificates of deposit	$7,824	$—	$—	$7,824	$7,815
Commercial paper	28,080	—	—	28,080	28,070
Corporate bonds	27,764	11,555	7,021	46,340	46,331
Auction rate securities	81,737	—	—	81,737	81,728
Asset backed securities	240	1,075	—	1,315	1,315
Federal agencies	14,488	—	—	14,488	14,462

Total	$160,133	$12,630	$7,021	$179,784	$179,721

Weighted-average interest rate		5.3%

Additionally, we had $20.3 million of restricted investments that were included within restricted cash and investments on the consolidated balance sheet as of June 30, 2007. $17.7 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. $0.8 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, a balance of $0.5 million comprises a trade letter of credit related to a customer contract that required us to purchase hardware from a specific vendor. The remaining balance of $1.3 million relates to amounts held in escrow for indemnification claims related to our acquisition of SoloMio in fiscal year 2007. The weighted average interest rate on our restricted investments was 2.8% at June 30, 2007.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with related notes and the reports of independent registered public accounting firm KPMG LLP are set forth on the pages indicated in Item 15.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2007. Prior quarters have been revised to reflect Musiwave as a discontinued operation. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year ended June 30, 2007				Fiscal Year ended June 30, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$68,094	$62,704	$75,692	$83,811	$83,509	$104,893	$104,488	$103,342
Total cost of revenues	30,767	30,335	31,559	33,505	26,684	29,813	31,459	33,038
Gross profit	37,327	32,369	44,133	50,306	56,825	75,080	73,029	70,304
Total operating expenses	77,073	63,989	62,751	74,198	62,350	65,979	63,650	76,014
Operating income (loss) from continuing operations	(39,746)	(31,620)	(18,618)	(23,892)	(5,525)	9,101	9,379	(5,710)
Net income (loss) from continuing operations	$(37,058)	$(30,132)	$(14,992)	$(20,065)	$(2,175)	$11,800	$8,444	$(7,676)
Net loss from discontinued operations	(86,756)	(2,378)	(784)	(4,472)	(2,927)	(2,230)	—	—
Net income (loss)	$(123,814)	$(32,510)	$(15,776)	$(24,537)	$(5,102)	$9,570	$8,444	$(7,676)

Basic net income (loss) from continuing operations per share	$(0.45)	$(0.33)	$(0.16)	$(0.22)	$(0.03)	$0.13	$0.11	$(0.11)
Basic net income (loss) from discontinued operations per share	$(1.05)	$(0.02)	$(0.01)	$(0.05)	$(0.03)	$(0.03)	$—	$—
Basic net income (loss) per share	$(1.50)	$(0.35)	$(0.17)	$(0.27)	$(0.06)	$0.10	$0.11	$(0.11)
Diluted net income (loss) from continuing operations per share	$(0.45)	$(0.33)	$(0.16)	$(0.22)	$(0.02)	$0.12	$0.11	$(0.11)

Diluted net loss from discontinued operations per share	$(1.05)	$(0.02)	$(0.01)	$(0.05)	$(0.04)	$(0.02)	$—	$—
Diluted net income (loss) per share	$(1.50)	$(0.35)	$(0.17)	$(0.27)	$(0.06)	$0.10	$0.11	$(0.11)
Shares used in computing:
Basic net income (loss) per share	82,449	92,114	93,352	91,815	91,709	91,442	75,003	70,080
Diluted net income (loss) per share	82,449	92,114	93,352	91,815	91,709	95,044	79,433	70,080

During the quarter ended June 30, 2006, the Company discovered an overstatement of the income tax expense recorded during previous quarters of fiscal 2006. To correct the overstatement the Company recorded a tax benefit related to stock option expenses of $1.6 million and a tax benefit related to net operating losses of $0.2 million in the fourth quarter of fiscal 2006. The tax benefit that should have been recorded in the first, second and third quarters of fiscal 2006 was $0.6 million, $0.2 million and $1.0 million respectively. Additionally, the Company corrected its income tax expense for the quarter ended September 30, 2006 by reducing such expense by approximately $1.0 million in the quarter ended December 31, 2006.

During the quarter ended December 31, 2005, the Company entered into a non-binding agreement with a potential subtenant for properties that are included in the Company’s fiscal year 2005 and fiscal year 2003 restructuring plans. As such, the Company reassessed its estimated obligation and sublease income related to these properties, resulting in a net reduction of $2.1 million in restructuring expense recorded during the quarter ended December 31, 2005, which was partially offset by $0.8 million in accretion expense related to the measurement of restructuring.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of June 30, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this annual report on Form 10-K, and has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of June 30, 2007. This report appears on page three of the consolidated financial statements.

(b) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, which is June 30, 2007 (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(c) Changes in Internal Control Over Financial Reporting

Our annual report on Form 10-K for the fiscal year ended June 30, 2006 disclosed a material weakness relating to accounting for income taxes. In order to remediate this material weakness, during the third and fourth quarter of fiscal 2007, we:

•	hired resources in the tax department with sufficient technical expertise in accounting for income taxes

•	and engaged an independent accounting firm to review the fiscal year 2007 income tax calculations

•	and added an additional internal layer of internal review of the fiscal year 2007 income tax calculations

•	evaluated the Company’s existing tax-related assets and liabilities with increased detail of verification.

As a result of these actions, management has concluded that we have remediated the material weakness related to income taxes as of June 30, 2007.

Our annual report on Form 10-K/A for the fiscal year ended June 30, 2006 disclosed a material weakness relating to the statement of cash flows and related disclosures. In order to remediate this material weakness, during the fourth quarter of fiscal 2007, we:

•	added a supplemental checklist related to the statement of cash flows which is completed by the preparer of the statement of cash flows and reviewed by management

•	and added the consideration of the impact, if any, that unusual transactions may have on the statement of cash flows in our quarterly review with the Disclosure Committee of the Company.

As a result of these actions, management has concluded that we have remediated the material weakness related to the statement of cash flows as of June 30, 2007.

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2007.

Item 11.    Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2007.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2007
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders	7,886	$13.98	6,320
Equity compensation plans not approved by stockholders	582	$9.59	387

Total(1)	8,468	$13.68	6,707

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of July 31, 2007, there were 4,041 committed shares subject to outstanding options with a weighted average exercise price of $4.18 under such plans. All such outstanding options were assumed in connection with Openwave’s acquisition of certain business entities.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2007.

Item 14.    Principal Accountant Fees and Services.

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)  Financial Statements. Consolidated Financial Statements and Report of KPMG LLP, independent registered public accounting firm, which are set forth in the Index to Consolidated Financial Statements at page F-1.

(2)  Financial Statement Schedules. See information incorporated in Notes to the Consolidated Financial Statements.

(3)  Exhibits. See below for a list of Exhibits filed or furnished with this annual report on Form 10-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed August 1, 2007).

4.1	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Indenture dated September 9, 2003, by and among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.5	Registration Rights Agreement dated September 9, 2003, by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.2	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.3*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

Exhibit Number	Description
10.4*	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).

10.5*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan form of stock option agreement, amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.6*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.7*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006, (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.8*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.9*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.10*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.11*	Amended and Restated Employment Terms Letter Agreement by and between the Company and Allen Snyder, dated October 4, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 8, 2004).

10.12*	Amended Employment Offer Letter Agreement by and between Openwave Systems Inc. and Allen Snyder, dated February 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 28, 2006).

10.13*	Employment Agreement by and between Openwave Systems Inc. and David C. Peterschmidt, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 5, 2004).

10.14*	Employment Offer Letter Agreement by and between Openwave and Harold (Hal) L. Covert, Jr., dated September 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 12, 2005).

10.15*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.16	Amended and Restated Stock Purchase Agreement, dated as of November 9, 2005, by and among Openwave Systems Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K/A filed November 14, 2005).

10.17	Underwriting Agreement, dated December 7, 2005 among Openwave Systems Inc. and Merrill Lynch & Co., Lehman Brothers, Inc., JP Morgan Securities, Inc. and Thomas Weisel Partners LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed December 8, 2005).

10.18*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.19*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

Exhibit Number	Description
10.20*	Form of Executive Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed November 7, 2006).

10.21*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.22*	Form of Subscription Agreement for 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.23*	Severance and Release Agreement between the Company and Steve Peters effective August 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 31, 2006).

10.24*	Severance and Release Agreement between the Company and Allen Snyder effective November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed December 4, 2006).

10.25	Master Confirmation letter agreement between the Company and Merrill Lynch International dated January 30, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 5, 2007).

10.26	Supplemental Confirmation between the Company and Merrill Lynch International dated January 30, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed February 5, 2007).

10.27*	Severance & Release Agreement between the Company and David Peterschmidt effective June 11, 2007 (incorporated herein by reference to Exhibit (e)(15) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed June 4, 2007).

10.28*	Severance & Release Agreement between the Company and Harold L. Covert dated July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.29*	Summary of At-Will Employment Arrangement between the Company and Robert Vrij as of March 22, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 11, 2007).

10.30*	Employment Agreement between the Company and Hari Haran dated April 10, 2007 (incorporated herein by reference to Exhibit (e)(11) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed June 4, 2007).

10.31*	Employment Agreement between the Company and John Boden dated June 28, 2007.

10.32*	Employment Agreement between the Company and Jean-Yves Dexmier dated August 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed August 2, 2007).

10.33*	Openwave Systems Inc. Fiscal Year 2008 Corporate Incentive Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENWAVE SYSTEMS INC.

By:	/S/ ROBERT VRIJ
Robert Vrij President, Chief Executive Officer and Director

Date:  August 29, 2007

By:	/S/ JEAN-YVES DEXMIER
Jean-Yves Dexmier Chief Financial Officer

Date:  August 29, 2007

Power of Attorney

Each person whose signature appears below constitutes and appoints Robert Vrij and Jean-Yves Dexmier, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BERNARD PUCKETT Bernard Puckett	Chairman of the Board	August 29, 2007

/S/ BO HEDFORS Bo Hedfors	Director	August 29, 2007

/S/ MASOOD JABBAR Masood Jabbar	Director	August 29, 2007

/s/ KEN DENMAN Ken Denman	Director	August 29, 2007

/s/ JERRY HELD Jerry Held	Director	August 29, 2007

/S/ WILLIAM MORROW William Morrow	Director	August 29, 2007

OPENWAVE SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Openwave Systems Inc. as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

August 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(a)), that Openwave Systems Inc. (“Openwave”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Openwave’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Openwave maintained effective internal control over financial reporting as of June 30, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Openwave maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Openwave Systems Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated August 29, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

August 29, 2007

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$80,581	$168,004
Short-term investments	160,063	256,420
Restricted cash	2,061	—
Accounts receivable, net of allowance for doubtful accounts of $4,214 and $6,163 as of June 30, 2007 and 2006, respectively	72,894	139,353
Prepaid and other current assets	30,482	18,377
Current assets of discontinued operations	19,039	20,808

Total current assets	365,120	602,962
Property and equipment, net	19,834	18,381
Long-term investments, and restricted cash and investments	37,944	81,140
Deposits and other assets	4,575	7,162
Goodwill	65,560	60,424
Intangible assets, net	20,602	21,972
Noncurrent assets of discontinued operations	34,652	127,790

Total assets	$548,287	$919,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,288	$6,044
Accrued liabilities	56,344	46,747
Accrued restructuring costs	26,118	18,542
Deferred revenue	46,342	58,394
Current liabilities of discontinued operations	18,837	21,807

Total current liabilities	157,929	151,534
Accrued restructuring costs, net of current portion	51,140	60,922
Deferred revenue, net of current portion	11,917	5,016
Deferred rent obligations	1,649	1,055
Deferred tax liabilities, net of current portion	1,349	3,275
Convertible subordinated notes, net	149,017	148,193
Noncurrent liabilities of discontinued operations	5,034	10,241

Total liabilities	378,035	380,236

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 82,835 and 94,546 issued and outstanding as of June 30, 2007 and 2006, respectively	83	95
Additional paid-in capital	3,171,534	3,347,195
Accumulated other comprehensive income (loss)	2,485	(482)
Accumulated deficit	(3,003,850)	(2,807,213)

Total stockholders’ equity	170,252	539,595

Total liabilities and stockholders’ equity	$548,287	$919,831

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2007	2006	2005
Revenues:
License	$88,707	$194,611	$175,565
Maintenance and support	91,006	93,821	93,295
Services	97,379	93,833	75,422
Project/Systems	13,209	13,967	39,353

Total revenues	290,301	396,232	383,635

Cost of revenues:
License	12,379	13,261	8,972
Maintenance and support	34,190	30,399	31,887
Services	72,576	70,206	55,580
Project/Systems	7,021	7,128	23,588

Total cost of revenues	126,166	120,994	120,027

Gross profit	164,135	275,238	263,608

Operating expenses:
Research and development	71,580	84,148	95,878
Sales and marketing	99,648	119,653	99,390
General and administrative	67,786	67,725	49,540
Stock option review and related costs	6,782	341	—
Restructuring and other costs	30,648	4,623	70,560
Amortization of intangible assets	2,854	2,852	2,788
Gain on sale of technology and other	(1,287)	(11,349)	—

Total operating expenses	278,011	267,993	318,156

Operating income (loss) from continuing operations	(113,876)	7,245	(54,548)
Interest income	21,908	15,930	5,510
Interest expense	(4,995)	(5,123)	(5,233)
Other income (expense), net	1,380	(1,750)	305
(Impairment)/gain on non-marketable equity securities, net	(120)	(532)	—

Income (loss) from continuing operations before provision for income taxes	(95,703)	15,770	(53,966)
Income taxes	(6,544)	(5,377)	(8,808)

Net income (loss) from continuing operations	(102,247)	10,393	(62,774)
Discontinued operations:
Net loss from discontinued operations, net of tax	(6,422)	(5,157)	—
Impairment of assets of discontinued operations, net of tax	(87,968)	—	—

Net loss from discontinued operations	(94,390)	(5,157)	—

Net income (loss)	$(196,637)	$5,236	$(62,774)

Basic net income (loss) per share from:
Continuing operations	$(1.13)	$0.12	$(0.94)
Discontinued operations	$(1.05)	$(0.06)	$—

Net income	$(2.18)	$0.06	$(0.94)

Diluted net income (loss) per share from:
Continuing operations	$(1.13)	$0.12	$(0.94)
Discontinued operations	$(1.05)	$(0.06)	$—

Net income	$(2.18)	$0.06	$(0.94)

Shares used in computing:
Basic net income (loss) per share	90,246	82,231	66,650
Diluted net income (loss) per share	90,246	85,316	66,650

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Fiscal Year ended June 30, 2005

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity	Comprehensive (Loss) Income
	Shares	Amount
									Restated[1]
Balances as of June 30, 2004	$64,558	$64	$2,923,504	$(2,347)	$(736)	$(204)	$(2,749,675)	$170,606
Issuance of common stock related to stock option exercises	3,088	$3	$22,978	$—	$—	$—		$22,981
Issuance of common stock related to acquisitions	1,563	2	18,123	(339)	—	—	—	17,786
Write-off of notes receivable from stockholders	—	—	—	—	—	204	—	204
Reclassification of note receivable and unrecognized compensation	—	—	(450)	90	—	—	—	(360)
Restricted stock grants	1,425	1	17,421	(17,422)	—	—	—	—
Stock-based compensation	—	—	684	5,096	—	—	—	5,780
Repurchase of unvested shares of restricted stock	(139)	—	(1,297)	1,297	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(62,774)	(62,774)	$(62,774)
Unrealized gain on available-for-sale securities	—	—	—	—	277	—	—	277	277
Foreign currency translation adjustment	—	—	—	—	(589)	—	—	(589)	(589)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(63,086)

Balances as of June 30, 2005- Restated(1)	70,495	$70	$2,980,963	$(13,625)	$(1,048)	$—	$(2,812,449)	$153,911

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2006

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Comprehensive (Loss) Income
	Shares	Amount
Issuance of common stock related to stock option exercises	4,414	$5	$44,637	$—	$—	$—	$44,642
Issuance of common stock related to acquisitions	809	1	16,350	—	—	—	16,351
Issuance of common stock related to equity offerings	17,940	18	277,842	—	—	—	277,860
Restricted stock grants	871	1					1
Stock-based compensation	17	—	41,028	—	—	—	41,028
Transfer of deferred stock compensation upon adoption of SFAS 123R	—	—	(13,625)	13,625	—	—	—
Comprehensive income:							5,236
Net income	—	—	—	—	—	5,236		$5,236
Unrealized loss on available-for-sale securities	—	—	—	—	(584)	—	(584)	(584)
Foreign currency translation adjustment	—	—	—	—	1,150	—	1,150	1,150

Total comprehensive income	—	—	—	—	—	—	—	$5,802

Balances as of June 30, 2006	94,546	$95	$3,347,195	$—	$(482)	$(2,807,213)	$539,595

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2007

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Comprehensive (Loss) Income
	Shares	Amount
Issuance of common stock related to stock option exercises	157	$—	$623	$—	$—	$623
Issuance of common stock related to ESPP	149	—	1,070	—	—	$1,070
Restricted stock grants	608	1	—	—	—	1
Repurchases of restricted stock from employees	(781)	(1)	(988)	—	—	(989)
Stock buy-back	(11,844)	(12)	(99,988)	—	—	(100,000)
Dividend paid	—	—	(99,394)	—	—	(99,394)
Stock-based compensation	—	—	23,016	—	—	23,016
Comprehensive income:						(196,637)
Net loss	—	—	—	—	(196,637)		$(196,637)
Unrealized gain on available-for-sale securities	—	—	—	788	—	788	788
Foreign currency translation adjustment	—	—	—	2,179	—	2,179	2,179

Total comprehensive loss	—	—	—		—		$(193,670)

Balances as of June 30, 2007	82,835	$83	$3,171,534	$2,485	$(3,003,850)	$170,252

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(196,637)	$5,236	$(62,774)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	29,168	22,879	19,736
Amortization of discount on convertible debt and debt debt issuance costs	1,008	1,081	1,005
Stock-based compensation	23,016	41,028	5,780
Noncash restructuring charges and other	2,641	3,036	310
Accelerated depreciation on restructured property and equipment	1,438	414	15,608
(Gain)/loss on disposal of property and equipment	51	(111)	(77)
Amortization/(accretion) of premiums/discounts on investments	(804)	(1,164)	1,003
Impairment of non-marketable securities	1,185	532	—
Provision for (recovery of) doubtful accounts	3,238	(280)	1,990
Deferred taxes	(7,785)	(6,271)	(3,510)
Proceeds from sale of technology and other	(1,287)	(11,349)	—
Impairment of goodwill and other intangibles	87,968	—	—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	68,043	(550)	(61,849)
Prepaid assets, deposits, and other assets	(12,051)	1,532	(7,353)
Accounts payable	(1,422)	(4,006)	5,392
Accrued liabilities	9,669	(6,526)	20,497
Accrued restructuring costs	(4,589)	(21,069)	43,420
Deferred revenue	(5,704)	(8,426)	14,277

Net cash provided by (used for) operating activities	(2,854)	15,986	(6,545)

Cash flows from investing activities:
Purchases of property and equipment	(12,450)	(12,962)	(12,416)
Proceeds from sale of property and equipment	—	—	124
Purchase of intangible assets	—	—	(450)
Proceeds from sale of technology and other	1,287	11,349	—
Restricted cash and investments	1,009	4,094	2,895
Acquisitions, net of cash acquired in continuing operations	(12,090)	(113,916)	(52,755)
Restricted cash related to acquisition	(1,250)	—	—
Investment in non-marketable securities	—	—	(809)
Purchases of short-term investments	(241,666)	(401,681)	(124,647)
Proceeds from sales and maturities of short-term investments	383,190	310,050	153,836
Purchases of long-term investments	(36,702)	(108,933)	(4,798)
Proceeds from sales and maturities of long-term investments	33,979	20,687	38

Net cash provided by (used for) investing activities	115,307	(291,312)	(38,982)

Cash flows from financing activities:
Payment on note payable	(305)	(249)	(3,805)
Proceeds from issuance of common stock	622	322,503	22,981
Cash used to repurchase common stock from employees	(988)	—	—
Employee stock purchase plan	1,070	—	—
Stock buy back plan	(100,000)	—	—
Dividends paid	(99,394)	—	—

Net cash provided by (used for) financing activities	(198,995)	322,254	19,176

Effect of exchange rate on cash and cash equivalents	95	(93)	(586)

Net increase (decrease) in cash and cash equivalents	(86,447)	46,835	(26,937)
Cash and cash equivalents at beginning of year	172,546	125,711	152,648

Cash and cash equivalents at end of year	86,099	172,546	125,711
Cash and cash equivalents included in discontinued operations	(5,518)	(4,542)	—

Cash and cash equivalents at end of year	$80,581	$168,004	$125,711

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Fiscal Year ended June 30,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	$(276)	$465	$—
Net cash used in investing activities	(1,943)	(1,157)	—
Net cash used in financing activities	(305)	(132)	—
Effect of exchange rate on cash and cash equivalents	(99)	(104)	—

Net cash used in discontinued operations	$(2,623)	$(928)	$—

Cash paid for income taxes	$6,659	$8,479	$5,134

Cash paid for interest	$5,136	$5,222	$5,153

Non-cash investing and financing activities:
Common stock issued related to acquisitions	$—	$16,350	$18,123

Transfers among short-term and long-term investments	$44,760	$52,878	$23,527

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

(1)    Organization

Openwave Systems Inc. (the “Company”), was incorporated in Delaware in 1994 and is a leading independent provider of software solutions for the communications and media industries. The Company provides software and services to mobile and wireline operators, broadband service providers, and handset manufacturers. Anchored by Open Mobile Alliance (“OMA”) standards, Openwave’s broad range of IP-based handset-to-network solutions enable the launch of services across networks and devices and include handset software, content delivery, adaptive messaging, location, music and video services.

(2)    Significant Accounting Policies

(a)    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. On June 3, 2007, the board of directors approved the disposition of Musiwave business. Accordingly, the Company accounted for the planned sale of the Musiwave S.A. (“Musiwave”) business as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Musiwave as discontinued operations. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

(c)    Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents comprises cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating by any two of the following: Moody’s of A-2 or higher, by Standard & Poor’s of A1 or higher, or by Fitch of A or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

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

(f)    Restricted Cash and Investments

Restricted cash and investments comprise certificates of deposit and investments in federal agencies. The restricted cash and investments secure letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and certain customer contract requirements. Additionally, in fiscal year 2007, an escrow account was established for indemnification claims related to an acquisition and is recorded in short-term restricted cash (see Notes 5, 8 and 9 (a)).

(g)    Goodwill and intangible assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fiscal third quarter. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the carrying amount of goodwill is tested for impairment annually, or more frequently if facts and circumstances warrant a review. With the adoption of SFAS 142, the Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During the fiscal years ended June 30, 2006 and 2005 there were no impairments to goodwill.

During the fourth quarter of fiscal 2007 the Company recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million as a result of the planned disposition of Musiwave. The intended sale of Musiwave triggered an evaluation of the carrying value of the goodwill, as well as the carrying value of the associated assets. Since Musiwave was never fully integrated with Openwave, the benefits of the acquired

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill were never realized. Thus, in accordance with SFAS 142, the current carrying amount of the goodwill acquired with Musiwave was allocated solely to Musiwave and evaluated for impairment in connection with our planned sale. After considering the estimated sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, the Company determined that the carrying value exceeded the implied fair value of the goodwill allocated to Musiwave.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in fiscal 2006 or 2005.

(h)    Revenue Recognition

The Company’s four primary revenue categories are comprised of license, maintenance and support, services, and project/systems revenues. The Company licenses its server software primarily to communication service providers through its direct sales force and channel partners. The Company licenses its client software products primarily to wireless device manufacturers through its direct sales force.

As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition, With Respect to Certain Transactions”, and generally recognizes revenue when all of the following criteria are met as set forth in SOP No. 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the above four criteria as follows:

Persuasive evidence of an arrangement exists.    The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company and a purchase order from those customers which must be received prior to the end of the period. Due to changes in the business environment and to address customer requirements, effective January 1, 2007, the Company amended its policy such that in addition to a signed arrangement, a purchase order from the customer is required in order to satisfy the evidence of an arrangement criteria. Purchase orders received on or prior to the end of quarter would be eligible for revenue recognition. Lack of a valid purchase order from the customer would constitute an incomplete arrangement and revenue on the order that under our prior policy would have been recognized is now deferred until a valid PO is received. Customers who notify the Company that they do not issue purchase orders in their normal course of business, or have previously provided a letter in lieu of a purchase order, are exempt from the PO requirement and would not be subject to revenue deferral.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fee is fixed or determinable.    Arrangement fees are generally due within one year or less from delivery. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. The Company’s communication service provider customers generally pay a per-subscriber fee or a fee for pre-purchased capacity usage of the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of licenses to use the Company’s software products and fees are therefore fixed and determinable at the outset. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for which a history of successful collections exist. New and existing customers go through an ongoing credit review process which evaluates the customers’ financial positions, their historical payment history, and ultimately their ability to pay. If it is determined prior to revenue recognition that the collection of an arrangement fee is not probable, arrangement revenue is deferred and not recognized until the period a change in the assessment of collectibility is made or cash is collected, assuming all other revenue recognition criteria are satisfied.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multi-element arrangement is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE of fair value for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE of fair value for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and revenue from services is recognized as services are proportionately performed. New version coverage revenue is classified as license revenue in the Company’s consolidated statements of operations.

For its new version coverage and maintenance and support services elements, sufficient VSOE of fair value exists when a substantive renewal rate exists in the arrangement. For its multiple-element arrangements where a substantive renewal rate does not exist for its new version coverage and/or maintenance and support elements, the Company

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that it does not have sufficient VSOE of fair value to allocate revenue to these undelivered elements. In this case, provided that these elements are the only remaining undelivered elements in the arrangement, arrangement fees are recognized ratably over the expected period that maintenance and support and/or new version coverage is provided, assuming all other revenue recognition criteria are satisfied.

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

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Services are generally billed on a time-and-materials or milestone-achieved basis. The Company may also bill the customer one flat fee for licenses and services. In these flat fee contracts, if services are described in the contract such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services, services are accounted for separately, assuming all other revenue recognition criteria are satisfied. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee service arrangements, the Company measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion. As of June 30, 2007 there were no losses estimated on existing fixed price arrangements.

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

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. For all other arrangements that are not estimable, we recognize revenue related to usage fees on a consistent quarterly lag basis. Consistent with our other revenue arrangements, we require a purchase order in order to recognize revenue related to the usage reports. If either a usage report or a purchase order is not received in a timely manner, we record the revenue on a consistent lag basis.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizing all arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element.

The Company includes taxes collected from customers on a gross presentation basis.

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

(i)    Product Development Costs

The Company begins capitalizing software product development costs only after establishing technological feasibility, defined as a working model, and capitalization of costs ceases when the product is available for general release to customers. Amortization of these costs begins upon general release and represents the greater of the amount computed using (i) the ratio of current period’s gross revenues for the products to the total of revenue to date plus anticipated future gross revenues for the products, or (ii) the straight-line method over the remaining estimated economic lives of the products. To date, the Company’s software has been available for general release concurrent with or immediately following the establishment of technological feasibility and, accordingly, no product development costs have been capitalized.

(j)    Advertising expense

Advertising and promotion costs are charged to expense as incurred. Advertising costs totaled $3.9 million, $3.5 million and $3.8 million, for the years ended June 30, 2007, 2006 and 2005, respectively.

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

As a result of adopting FAS 123R on July 1, 2005, the Company’s income from continuing operations before income taxes and net income for the fiscal year ended June 30, 2006 was lower by $25.9 million and $26.1 million, respectively, than if it had continued to account for share-based compensation under APB 25. The impact to diluted net income per share for the fiscal year ended June 30, 2006 was $0.31 due to the adoption of FAS 123R.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year ended June 30,
	2007	2006	2005
Stock-based compensation related to:
Grants of nonvested stock	$409	$10,416	$5,202
Awards accelerated in relation to restructuring	4,489	—	—
Stock options granted to employees and directors	17,047	26,085	578
Employee stock purchase plan	433	—	—
Issuance of common stock related to retention agreements	—	4,313	—
Stock options granted to employees of discontinued operations	638	214	—

Stock-based compensation recognized in the statements of operations	$23,016	$41,028	$5,780

During the fiscal year ended June 30, 2007, the Company recorded $0.3 million in tax benefits related to stock option expense recognized on exercised options during the period in jurisdictions where this expense is deductible for tax purposes.

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

Pro-forma disclosure for the fiscal year ended June 30, 2005

If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the fiscal year ended June 30, 2005 the pro-forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

Fiscal Year ended June 30, 2005
Net loss	$(62,774)
Add: Stock-based compensation included in net loss, zero tax effect	5,780
Deduct: Stock-based compensation expense determined under the fair value method for all awards, zero tax effect	(26,936)

Pro-forma net loss	$(83,930)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.94)
Pro forma	$(1.26)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l)    Foreign Currency Translation and Derivative Financial Instruments

The functional currency of the Company’s foreign subsidiaries has been either the United States Dollar (“USD”) for subsidiaries that are an extension of the operations in the United States, or the local currency for other subsidiaries, such as Musiwave, S.A. until June 2007, when it was determined to be “held for sale”. Until June 30, 2005, the Company’s UK subsidiary acquired in conjunction with the Magic 4 acquisition had a functional currency that was pound sterling. As of June 30, 2007, the functional currency of all the Company’s foreign subsidiaries is the USD.

Current assets and current liabilities recorded in foreign currencies whose functional currency is the USD are translated into USD at year-end exchange rates; non-monetary assets and liabilities are translated at historic exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments for subsidiaries with a USD functional currency are included in other income (expense), net in the consolidated statements of operations. The effects of foreign currency translation adjustments for subsidiaries with a local functional currency were included in accumulated other comprehensive income (loss) within equity in the consolidated balance sheet. All transactional gains or losses on foreign currency transactions are recognized in other income (expense), net in the consolidated statements of operations.

The Company operates internationally and is exposed to foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, adjusts these instruments to fair value through operations. Net foreign exchange gains (losses) included in “Other income (expense), net” in the accompanying consolidated statements of operations totaled $1.3 million, $(1.7) million, and $0.5 million for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, the Company had the following forward contracts (in 000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
AUD	1,000	1.22	7/31/2007
CAD	1,500	1.07	7/31/2007
CAD	2,500	1.07	8/31/2007
EUR	2,500	0.75	7/31/2007
EUR	1,500	0.73	7/31/2007
EUR	2,500	0.74	8/31/2007
EUR	4,500	0.74	9/28/2007
GBP	2,000	0.50	9/28/2007
JPY	150,000	120.63	7/31/2007
JPY	500,000	121.55	9/28/2007

As of June 30, 2007, the fair value of these forward contracts was a net liability of $34 thousand dollars.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and foreign currency translation adjustments for subsidiaries whose functional currency is not the USD. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive loss on its Consolidated Statements of Stockholders’ Equity and Comprehensive Loss. The balance of foreign currency translation adjustments at June 30, 2007 and 2006 was $2.6 million and $0.4 million, respectively, which includes $3.3 million related to Musiwave at June 30, 2007. The foreign currency translation adjustment related to Musiwave was considered in the net book value used in the impairment analysis of long-lived assets. Upon a sale of Musiwave in the future, the balance of foreign currency translation adjustment associated with Musiwave will be eliminated. The amount of unrealized loss on available-for-sale securities at June 30, 2007 and 2006 was $0.1 million and $0.9 million, respectively.

The following table sets forth the components of other comprehensive income for fiscal 2007, 2006 and 2005 (in thousands):

	Unrealized Gain (Loss) on		Total
	Available for Sale Securities	Foreign Currency Translation
Balance at June 30, 2004	$(551)	$(185)	$(736)
Unrealized gain on marketable securities	277	—	277
Translation adjustments	—	(589)	(589)

Balance at June 30, 2005	(274)	(774)	(1,048)
Unrealized loss on marketable securities	(584)	—	(584)
Translation adjustments	—	1,150	1,150

Balance at June 30, 2006	(858)	376	(482)
Unrealized gain on marketable securities	788	—	788
Translation adjustments	—	2,179	2,179

Balance at June 30, 2007	$(70)	$2,555	$2,485

(o)    Financial Instruments and Concentration of Risk

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash and investments, and accounts payable, approximates fair value due to the short-term nature of these financial instruments. The fair value of the Company’s 2  3/4% convertible subordinated notes was

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $147.0 million at June 30, 2007, based on quoted market information. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable investments, and trade accounts receivable.

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

A significant portion of the Company’s revenues are received from wireless mobile operators. There is a limited number of companies providing these services, which makes the Company susceptible to a concentration of risk if the demand for wireless mobile services were to decline. In addition, some of these wireless mobile operators have merged recently, including Sprint and Nextel in August 2005. The combined entity, Sprint Nextel, accounted for 23%, 20%, and 25% of our fiscal year 2007, 2006, and 2005 revenues, respectively and 19% and 15% of accounts receivable at June 30, 2007 and 2006, respectively. Any changes in the Company’s business relationship with Sprint Nextel could have an adverse impact on the consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, “Earnings Per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2007	2006	2005
Net income (loss):
Net income (loss) from continuing operations	$(102,247)	$10,393	$(62,774)
Net loss from discontinued operations, net of tax	(94,390)	(5,157)	—

Net income (loss)	$(196,637)	$5,236	$(62,774)

Weighted average shares:
Weighted average shares of common stock outstanding	91,414	83,901	67,410
Weighted average shares of restricted stock subject to repurchase	(1,168)	(1,670)	(760)

Weighted average shares used in computing basic net income (loss) per common share	90,246	82,231	66,650
Dilutive effect of restricted stock subject to repurchase	—	578	—
Dilutive effect of employee stock options	—	2,135	—
Dilutive effect of employee stock purchase plan	—	—	—
Dilutive effect of contingently issuable shares related to a business combination	—	372	—

Weighted average shares used in computing diluted net income (loss) per share	90,246	85,316	66,650

Net income per share:
Basic:
Net income (loss) from continuing operations	$(1.13)	$0.12	$(0.94)
Net loss from discontinued operations	$(1.05)	$(0.06)	$—

Net income (loss)	$(2.18)	$0.06	$(0.94)

Diluted:
Net income (loss) from continuing operations	$(1.13)	$0.12	$(0.94)
Net loss from discontinued operations	$(1.05)	$(0.06)	$—

Diluted net income (loss) per share	$(2.18)	$0.06	$(0.94)

The following table sets forth potential common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2007	2006	2005
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	1,168	1,670	760
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	385	N/A	7,535
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the fiscal year	9,705	4,575	5,297
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154
Contingently issuable shares related to a business combination	—	—	941

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Discontinued Operations

During the third quarter of fiscal 2006, we acquired Musiwave, S.A. (Musiwave), a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. During June 2007, the Company committed to a plan to sell our interest in Musiwave. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Musiwave’s financial results have been classified as discontinued operations in our consolidated financial statements for all periods presented. The net assets associated with Musiwave are currently considered “held-for-sale.”

During the fourth quarter of fiscal 2007, in accordance with SFAS 144 and SFAS 142, the Company recorded an impairment charge of $7.0 million to intangible assets and $81.0 million to goodwill, respectively, related to a reassessment of the carrying value of Musiwave’s long-lived assets in Impairments of assets of discontinued operations, net of tax on the consolidated results of operations. We determined fair values utilizing widely accepted valuation techniques, including discounted cash flows. We based fair values on current expectations for the business in light of the existing environment and expected sales price. The sales price is an estimate and is likely to be higher or lower once a sales agreement is signed. Any difference from the estimated and actual sales price would cause a gain or loss on sale in the period a definitive agreement is signed.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2007	2006
Revenue of discontinued operations	$31,708	$15,778

Loss from discontinued operations	(11,540)	(6,889)
Income tax benefit	5,118	1,732

Net loss from discontinued operations, net of taxes	(6,422)	(5,157)
Impairment on discontinued operations, net of taxes	(87,968)	—

Total loss from discontinued operations	$(94,390)	$(5,157)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts of major classes of assets and liabilities relating to discontinued operations at June 30, 2007 and 2006 (in thousands):

	Fiscal Year ended June 30,
	2007	2006
Assets:
Cash and cash equivalents	$5,518	$4,542
Short term investments	327	—
Accounts receivable, net	9,755	13,194
Prepaid and other current assets	3,439	3,072

Total current assets of discontinued operations	19,039	20,808

Property and equipment, net	1,833	2,403
Goodwill	7,339	88,383
Intangibles, net	22,730	34,997
Deposits and other assets	2,750	2,007

Total non-current assets of discontinued operations	34,652	127,790

Liabilities:
Accounts payable	4,293	8,907
Accrued liabilities	13,725	12,330
Deferred revenue	819	570

Total current liabilities of discontinued operations	18,837	21,807

Deferred revenue, net of current portion	2,094	1,798
Deferred tax liabilities, net of deferred tax assets	2,940	8,142
Notes payable	—	301

Total non-current liabilities of discontinued operations	5,034	10,241

The cash flows from the discontinued operation, as presented in the consolidated statement of cash flows, relate to the ongoing operations of Musiwave and are expected to continue until the sale occurs, which is expected in fiscal 2008. Cash flows of the discontinued operation are identified by considering the separate legal entities of Musiwave as well as certain payments made by Openwave related solely to the discontinued operation such as the Holdback Amount discussed in Note 5 below.

As of June 30, 2007, the balance of foreign currency translation adjustments associated with Musiwave was $3.3 million and will be eliminated upon a sale of Musiwave. See Note 2 (n) Comprehensive Loss above.

(4)    Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is currently assessing the impact of FAS 155 on its consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for us as of January 1, 2007. The Company has continued to report taxes collected from customers on a gross presentation basis after adoption of EITF 06-03.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in the first quarter of fiscal 2008. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the SEC Staff released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the process of quantifying materiality of financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB No. 99, “Materiality” on evaluating the qualitative materiality of misstatements. The Company adopted SAB 108 in its current fiscal year. The adoption of SAB 108 did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In February, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    Business Combinations

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

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount of the WiderWeb Earn Out payments is determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $0.2 million of the WiderWeb Earn Out has been achieved as of June 30, 2007 and was charged to goodwill on the consolidated balance sheet at the time the contingency was resolved in June 2007. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $3.8 million as of June 30, 2007.

The Initial Consideration also does not include $875,000 held back for potential indemnification claims. If there are no qualifying claims made, one half of the $875,000 is payable one year following the acquisition and the other half is payable 15 months following the acquisition. Such payments will be charged to goodwill on the consolidated balance sheet at the time of payment.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the terms of the merger agreement, in addition to the Initial Consideration, Openwave may pay contingent consideration (“SoloMio Earn Out”) of up to an additional $5.5 million. The actual amount of the SoloMio Earn Out payments is determined based upon the achievement of revenue-related targets by the SoloMio product line over various periods between closing and December 31, 2007. Per the quarterly amount of revenue recognized by the Company relating to SoloMio products, no SoloMio Earn Out has been achieved as of June 30, 2007. However, the former shareholders of SoloMio have exercised their right to audit whether a SoloMio Earn Out of $0.8 million was earned for the quarter ending December 31, 2006. No SoloMio Earn Out has been recorded by the Company as of June 30, 2007. The remaining potential SoloMio Earn Out pursuant to the merger agreement is $2.2 million as of June 30, 2007, of which up to $1.1 million may be earned per quarter through December 31, 2007.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Musiwave

On January 13, 2006, the Company acquired all of the outstanding issued share capital of Musiwave, a leading provider of mobile music entertainment services to operators and media companies primarily in Europe for initial aggregate consideration of approximately $116.6 million (the “Initial Consideration”). As a result of the transaction, Musiwave became a wholly owned subsidiary of Openwave. The Initial Consideration consists of the payment of cash consideration of $114.2 million and transaction costs of $2.4 million, consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors, and transfer taxes.

In addition to the Initial Consideration, Openwave paid contingent consideration relating to a retention agreement (“Holdback Amount”) totaling €2.3 million, or $3.1 million, for retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Twenty seven percent of the Holdback was paid in the first quarter of fiscal 2007 and the remainder was paid in the first quarter of fiscal 2008. The Holdback Amount was being amortized over the 18 month period as compensation expense and is reflected in loss from discontinued operations.

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

Tangible assets:
Cash and cash equivalents	$2,693
Short term investments	902
Accounts receivable	14,851
Prepaid and other curent assets	3,718
Other assets	305
Property, plant and equipment	1,662

Total tangible assets	24,131

Intangible assets:
Identifiable intangibles	37,330
Goodwill	88,383

Total intangible assets	125,713

Liabilities assumed:
Accounts payable and accrued liabilities	(21,140)
Deferred revenue	(1,508)
Notes payable	(533)
Deferred tax liability	(10,054)

Total liabilities assumed	(33,235)

Net assets acquired	$116,609

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although buyer-specific synergies were anticipated by integrating Musiwave operations into Openwave, the planned integration did not successfully materialize. In June 2007, the Board of Directors approved the disposition of Musiwave. Accordingly, the results of operations and assets and liabilities of Musiwave are being reported as discontinued operations. See Discontinued Operations in Note 3 above.

Acquisition of Cilys

On January 31, 2005, the Company consummated the acquisition of Cilys 53 Inc. (“Cilys”), a private company in the development stage and incorporated in Canada, acquiring the entire issued share capital of Cilys from the existing Cilys shareholders. As a result of the transaction, Cilys became a wholly owned subsidiary of Openwave. The purchase price of approximately $9.7 million consisted of 314,104 shares of the Company’s common stock, valued at $4.3 million, or $13.62 per share using the market price on the closing date, cash in the amount of $4.9 million, and transaction costs of approximately $463,000.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the Initial Consideration, the Company agreed to additional contingent consideration consisting of 1,135,730 shares of the Company’s common stock with an aggregate value of $12.3 million, based on the fair value of the common stock at the closing date, to be issued to the former holders of share capital of Magic4 on a pro-rata basis (the “Contingent Consideration”). Payment of the Contingent Consideration was contingent upon the continued employment with the Company of certain key employees of Magic4 for specified periods extending through January 2006. These key employees were also holders of the share capital of Magic4. On January 31, 2005, July 30, 2005, and January 31, 2006, the Company issued the first, second and final installments of the contingent consideration comprising 113,570, 454,273, and 567,887 shares of common stock to the former holders of the share capital of Magic4. The amount of the first, second and final installments issued to the key employees was 24,918, 93,281, and 119,857 shares, respectively, resulting in stock-based compensation expense of $339,000, $1.7 million and $2.6 million in the quarters ended March 31, 2005, September 30, 2005, and March 31, 2006, respectively, based upon the fair value of the stock at the dates of issuance. The fair value of the remaining 88,652, 360,992 and 448,030 shares issued to the non-employee shareholders in the first, second and final installments was $1.2 million, $6.7 million and $9.7 million, respectively, and was recorded as additions to goodwill. The sum of Initial Consideration and Contingent Consideration, excluding consideration paid to the key employees discussed above, paid as of June 30, 2007, was $89.5 million.

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

On June 3, 2007 the Company’s Board of Directors committed to a plan of disposal of Musiwave. As such, Musiwave is considered an asset-held-for-sale and constitutes a separate business with discrete financial information. In carrying out an impairment assessment under SFAS 144 and SFAS 142, $88.4 million of goodwill was allocated to the discontinued operations and management began tracking this entity separately. For more financial information regarding this discontinued operation, refer to Note 3 above.

The Company has organized its operations based on a single operating segment. The disaggregated revenue information reviewed on a product category basis by the CEO includes server software and services, and client software and services.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Client software and related services primarily include the Openwave Mobile Browser, which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Fiscal Year ended June 30,
	2007	2006	2005
Disaggregated revenue
Server	$242,822	$296,336	$294,518
Client	47,479	99,896	89,117

Total revenues	$290,301	$396,232	$383,635

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2007	2006	2005
United States	$134,283	$178,975	$173,533
Americas, excluding the United States	20,969	23,348	24,520
Europe, Middle East, and Africa	51,825	76,412	80,198
Japan	36,615	50,727	54,971
Asia Pacific, excluding Japan	46,609	66,770	50,413

	$290,301	$396,232	$383,635

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the fiscal years ended June 30, 2007, 2006 and 2005 was as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2007	2006	2005
Customer:
Sprint/Nextel	23%	20%	25%

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Balance Sheet Components

(a)    Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, and investments (in thousands):

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$29,924	$—	$—	$29,924
Money Market Funds	25,835	—	—	25,835
Certificate of Deposit	31,922	—	(11)	31,911
Commercial Paper	49,154	—	(11)	49,143
Auction Rate Securities	81,737	—	(9)	81,728
Asset Backed Securities	1,315	—	—	1,315
Corporate Bonds	46,342	7	(18)	46,331
Federal Agencies	14,488	—	(26)	14,462

	$280,717	$7	$(75)	$280,649

Included in cash and cash equivalents	$80,584	$—	$(3)	$80,581
Included in short-term investments	160,134	—	(71)	160,063
Included in long-term investments	19,652	7	(1)	19,658
Included in short-term restricted cash and investments	2,061	—	—	2,061
Included in long-term restricted cash and investments	18,286	—	—	18,286

	$280,717	$7	$(75)	$280,649

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$31,248	$—	$—	$31,248
Money Market Funds	67,678	—	—	67,678
Taxable Auction Rate Securities	46,143	—	(63)	46,080
Certificate of Deposit	67,293	—	(10)	67,283
Corporate Bonds	108,840	—	—	108,840
Commercial Paper	12,983	—	(33)	12,950
U.S. Treasury Securities and Obligations of U.S. & State	110,719	—	(437)	110,282
Government Agencies with unrealized loss	61,509	—	(306)	61,203

	$506,413	$—	$(849)	$505,564

Included in cash and cash equivalents	$168,004	$—	$—	$168,004
Included in short-term investments	256,982	—	(562)	256,420
Included in long-term investments	61,321	—	(287)	61,034
Included in restricted cash and investments	20,106	—	—	20,106

	$506,413	$—	$(849)	$505,564

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s investments at June 30, 2007 (in thousands):

	Expected maturity date for the year ending June 30,			Cost	Fair Value
	2008	2009	2010	June 30, 2007 Total	June 30, 2007 Total
Certificates of deposit	$7,824	$—	$—	$7,824	$7,815
Commercial paper	28,080	—	—	28,080	28,070
Corporate bonds	27,764	11,555	7,021	46,340	46,331
Auction rate securities	81,737	—	—	81,737	81,728
Asset backed securities	240	1,075	—	1,315	1,315
Federal agencies	14,488	—	—	14,488	14,462

Total	$160,133	$12,630	$7,021	$179,784	$179,721

Weighted-average interest rate		5.3%

As of June 30, 2007, each of the securities in an unrealized loss position in the above table have investment grade ratings and are in a loss position primarily due to increases in interest rates following the purchase of the investment. The Company expects to receive the full principal and interest on these securities. When evaluating the Company’s investments for possible impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in the above securities are considered to be temporary in nature and, accordingly, the Company does not believe these securities are impaired as of June 30, 2007.

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

	Fiscal Year ended June 30
	2007	2006	2005
Beginning Cost	$1,413	$1,945	$1,136
Add:
Purchases	152	—	809
Less:
Liquidation proceeds	(380)
Less:
Impairment	(1,185)	(532)	—

Ending Cost	$—	$1,413	$1,945

During the fiscal year ended June 30, 2007, one of our equity investments in a privately held company, which had no book value on the Company’s consolidated balance sheet, was sold to another private company for a combination of cash and common stock of the purchasing company. We recorded a gain of $1.1 million in the fourth quarter of fiscal

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007. Separately, during the third quarter of 2007, we recorded an impairment charge of $1.2 million for a privately held company in which we have a minority interest. This impairment was considered necessary based upon the deteriorating financial condition of the private company and its failure to raise additional capital as planned in April 2007.

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

(c)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2007	2006
Accounts receivable	$60,435	$95,947
Unbilled accounts receivable	16,673	49,569
Allowance for doubtful accounts	(4,214)	(6,163)

	$72,894	$139,353

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual terms.

Changes in the allowance for doubtful accounts for the fiscal years ended June 30, 2007, 2006, and 2005, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense (recovery)	Write-offs	Balance at end of year
Fiscal Year ended June 30, 2007	$6,163	$3,402	$(5,351)	$4,214
Fiscal Year ended June 30, 2006	$7,207	$(280)	$(764)	$6,163
Fiscal Year ended June 30, 2005	$6,095	$1,990	$(878)	$7,207

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2007 and 2006 were as follows:

	% of Total Accounts Receivable at June 30,
	2007	2006
Customer:
Sprint Nextel	19%	15%

(d)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2007	2006
Computer equipment and software	$80,774	$71,907
Furniture and equipment	3,754	3,550
Leasehold improvements	10,901	10,570

	95,429	86,027
Less: accumulated depreciation and amortization	(75,595)	(67,646)

	$19,834	$18,381

Depreciation and amortization expense was $9.0 million, $9.9 million and $10.9 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

(e)    Goodwill and Intangible assets, net

The following table presents a roll-forward of the goodwill and intangibles, net from June 30, 2006 to June 30, 2007 (in thousands):

	June 30, 2006 Balance	Additions(a)	Amortization	June 30, 2007 Balance
Goodwill	$60,424	$5,136	$—	$65,560
Intangible assets:
Developed and core technology	15,832	8,160	(7,046)	16,946
Customer contracts—licenses	71	650	(412)	309
Customer contracts—support	37	220	(88)	169
Customer relationships	5,771	—	(2,746)	3,025
Workforce in place	261	—	(108)	153

	$82,396	$14,166	$(10,400)	$86,162

(a)	Additions were recorded in connection with the acquisitions of Widerweb and Solomio (see Note 5).

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a roll-forward of the goodwill and intangibles from June 30, 2005 to June 30, 2006 (in thousands):

	June 30, 2005 Balance	Additions	Amortization	June 30, 2006 Balance
Goodwill	$44,073	$16,351	$—	$60,424
Intangible assets:
Developed and core technology	21,874	—	(6,042)	15,832
Customer contracts—licenses	95	—	(24)	71
Customer contracts—support	121	—	(84)	37
Customer relationships	8,515	—	(2,744)	5,771
Workforce in place	369	—	(108)	261

	$75,047	$16,351	$(9,002)	$82,396

(a)	Additions to goodwill of $16.4 million were recorded in connection with the release of shares held previously in escrow related to the acquisition of Magic4 (see Note 5).

Total amortization expense related to intangible assets was as follows (in thousands):

	Fiscal Year ended June 30,
	2007	2006	2005
Developed and core technology	$(7,046)	$(6,042)	$(5,389)
Customer contracts—licenses	(412)	(24)	(621)
Customer contracts—support	(88)	(84)	(76)
Customer relationships	(2,746)	(2,744)	(2,743)
Workforce in place	(108)	(108)	(45)

	$(10,400)	$(9,002)	$(8,874)

Amortization of acquired developed and core technology and customer license contracts is included in Cost of revenues—License. These assets are being amortized over an average useful life of 4.5 years.

Amortization of acquired customer support contracts is included in Cost of revenues—Maintenance and support. These assets are being amortized over an approximate useful life of three years.

Amortization of acquired customer relationships and workforce in place is included in Operating expenses. These assets are being amortized over an average useful life of four years.

The carrying amount of intangible assets at June 30, 2007 and 2006 was as follows (in thousands):

	June 30, 2007			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$38,895	$(21,949)	$16,946	$30,735	$(14,903)	$15,832
Customer contracts—licenses	4,992	(4,683)	309	4,342	(4,271)	71
Customer contracts—support	417	(248)	169	197	(160)	37
Customer relationships	11,802	(8,777)	3,025	11,802	(6,031)	5,771
Workforce in place	414	(261)	153	414	(153)	261

	$56,520	$(35,918)	$20,602	$47,490	$(25,518)	$21,972

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon intangible assets recorded as of June 30, 2007, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
2008	10,730
2009	6,010
2010	1,681
2011	1,620
2012	561

$20,602

(f)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2007	2006
Accrued employee compensation	$22,027	$18,636
Income taxes payable	6,232	7,397
Other accrued liabilities	28,085	20,714

	$56,344	$46,747

(g)    Deferred Revenue

As of June 30, 2007 and 2006, the Company had deferred revenue of $58.3 million and $63.4 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $20.4 million and $34.1 million at June 30, 2007 and 2006, respectively.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Convertible subordinated notes

On September 9, 2003, the Company issued $150.0 million of 2  3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes are recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $825,000 of the discount has been amortized during each of the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $180,000 of debt issuance costs has been amortized during each of the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

The Company evaluated the embedded conversion option as though it was a freestanding instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that embedded conversion option would not be accounted for separately by the Company. The Company concluded the holder’s right to demand repurchase of the debt in the event of a change in control does not create an embedded derivative since it does not create substantial premium or discount on redemption (the Notes are issued at par and the redemption is at par). The Company’s option to redeem the Notes for cash after September 9, 2006, based on a contingent event does not create an embedded derivative, since it is within the control of the Company and there is no substantial premium or discount on redemption. Further, the Company evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded there was no beneficial conversion feature, at the commitment date based on the allocated value of the Notes.

Interest on the Notes began accruing in September 2003 and is payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that was pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes are otherwise unsecured obligations. At June 30, 2006, the balance of the pledged securities was $2.1 million and was recorded as restricted cash and investments within the Company’s consolidated balance sheets. At June 30, 2007, there are no amounts pledged or required to be pledged as security.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the issuance of the Notes, the Company agreed to maintain certain covenants. These covenants include, among others, (1) the timely payment of principal, premium, if any, and interest on the Notes; (2) the timely filing of the Company’s annual and quarterly reports with the SEC and providing copies of such reports to the trustee within 15 days; and (3) the delivery to the trustee of a compliance certificate within 120 days of the end of each fiscal year. As of June 30, 2007 the Company was in compliance with its covenants.

If the Company fails to observe or correct a covenant for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Notes. Upon an event of default, holders of at least 25% of the aggregate principal amount of the Notes may accelerate the Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority of the aggregate principal amount of the Notes may rescind or annul acceleration if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration.

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

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013; however, the Company has a one time right to terminate one or both of the Sublease Agreements on July 30, 2009 by giving written notice to Informatica prior to October 31, 2008. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent expense for the Premises for the first 4 years will be approximately $1.73 million per year. The average base rent for the remaining term of the leases shall be approximately $2.13 million per year. In addition, the Company expects common area and maintenance pass-through charges for the Premises, including real estate taxes, to be approximately $1.5 to $1.8 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

The Company’s prior headquarters facility lease was entered into in March 2000 for approximately 283,000 square feet of office space located at 1400 Seaport Boulevard, Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The lease, which was amended in 2004 requires that the Company provide a letter of credit in the amount 100% of the security obligation of $16.5 million with a stipulation that collateral equal to 100% of the letter of credit be invested in certificates of deposits. As of June 30, 2007, the Company held approximately $16.5 million of certificate of deposits classified as restricted cash and investments related to this lease. Furthermore, the Company has guaranteed additional letters of credit and pledged approximately

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.0 million as of June 30, 2007 and $0.7 million as of June 30, 2006, respectively, for additional facility leases outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 2.8% as of June 30, 2007, and the resulting income earned is not subject to any restrictions.

The Company also has numerous facility operating leases at other locations in the United States and the rest of the world. Excluding leases for Musiwave locations, future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2007 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2008	23,881	(4,173)	19,708
2009	21,688	(3,170)	18,518
2010	22,121	(3,370)	18,751
2011	22,515	(3,226)	19,289
2012	23,010	(3,226)	19,784
Thereafter	21,404	(2,689)	18,715

Total	$134,619	$(19,854)	$114,765

Musiwave has facility operating lease commitments totaling $3.7 million through November 2013, which is comprised of annual rent of approximately $0.6 million.

Rent expense for the years ended June 30, 2007, 2006 and 2005, was approximately $11.2 million, $10.4 million and $17.3 million, respectively, net of sublease income of $0.9 million, $2.2 million and $1.5 million for the years ended June 30, 2007, 2006 and 2005, respectively. Net future lease payments include $77.3 million of accrued restructuring-related lease obligations (See Note 11).

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

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. Plaintiffs have informed the Court that they intend to submit amended complaints with a revised class definition comporting with the Second Circuit’s decision. We believe a loss is not probable and estimable. Therefore no amount has been accrued as of June 30, 2007.

Shareholder Derivative Lawsuits.    On May 16, 2006, a report published by the Center for Financial Research and Analysis (“CFRA”) identified Openwave as a company at risk for having engaged in backdating of stock options granted to our officers and directors. On May 22, 2006, we announced that we had received a notice of informal inquiry from the SEC requesting documents related to our stock option grants and options granting practices. Following that announcement, seven substantially similar shareholder derivative actions were filed in California state and federal courts, purportedly on behalf of the Company, against various of the Company’s former and then-current directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the backdating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants.

On September 5, 2006, the state court consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On December 4, 2006, the state court granted the motion to stay. The state court actions will remain pending and Openwave and the individual defendants will be required to

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attend periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the federal district court entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. The defendants have filed a motion to dismiss, and a hearing on the motion to dismiss is scheduled for October 12, 2007. The consolidated federal court action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

Delaware Litigation.    On December 28, 2006, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively, “Harbinger”) filed a preliminary proxy that claimed that it purportedly had nominated two directors—James L. Zucco (“Zucco”) and Andrew Breen (“Breen”)—for election at Openwave’s January 17, 2007, annual shareholders’ meeting.

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

On January 22, 2007, the Company responded to Harbinger’s complaint by filing a motion to dismiss. The Company also filed its own verified complaint in the Delaware Court of Chancery seeking, among other remedies, declarations that Harbinger did not comply with the Company’s bylaws and therefore its candidates were not properly nominated at the Annual Meeting, that Messrs. Peterschmidt and Held were rightfully elected to serve on the Company’s board of directors, and that Messrs. Zucco and Breen were not validly elected to the Company’s Board of Directors. Harbinger responded to the Company’s motion to dismiss by amending and restating its complaint seeking, among other remedies, a declaration that Mr. Zucco has been validly elected as a member of the Company’s board of directors and that a new election be held between Messrs. Peterschmidt, Held, and Breen for one board seat. Additionally, Harbinger filed a motion for a status quo order, which the Court denied. The Company filed a motion to dismiss, which the Court denied. A trial on the matter was held on March 12-13, 2007, and the court ruled in favor of the Company. Harbinger filed an appeal of the court’s decision in July, 2007. On August 1, 2007, Harbinger dismissed the appeal, and the matter is resolved.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Class Actions.    Between February 21, and March 27, 2007, four substantially similar securities class action complaints were filed in the United States District Court for the Southern District of New York against Openwave and four current and former officers of the Company. The complaints purport to be filed on behalf of all persons or entities who purchased Openwave stock from September 30, 2002 through October 26, 2006 (the “Class Period”), and allege that during the Class Period, the defendants engaged in improper stock options backdating and issued materially false and misleading statements in the Company’s public filings and press releases regarding the manner in which Openwave granted and accounted for the options. Based on these allegations, the complaints assert two causes of action—one against all defendants for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and a second against the individual defendants for violation of Section 20(a) of the Exchange Act.

On April 25, 2007, the Company and the individual defendants filed a joint motion to transfer the actions to the Northern District of California where the related shareholder derivative class actions are pending. On May 18, 2007, the court entered an order consolidating the four securities class actions into a single action captioned In re: Openwave Systems Securities Litigation (Master File 07-1309 (DLC)), and appointing lead plaintiff and lead counsel. On June 14, 2007, the court entered an order denying the motion to transfer.

On June 29, 2007, the plaintiffs filed a consolidated and amended class action complaint. The consolidated and amended complaint adds 17 additional defendants, including several current and former Openwave officers and directors, KPMG LLP, and Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC. The consolidated and amended complaint alleges claims for violation of Sections 10(b), 20(a) and 20(A) of the Exchange Act and Rule 10b-5, as well as claims for violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 arising out of the Company’s 2005 public offering. The complaint seeks money damages, equitable relief, and attorneys’ fees and costs. The Company is required under contracts with the individual defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. A hearing on the motions has not yet been set. The securities class action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

Indemnification claims.    The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating the to Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of June 30, 2007, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

(c)    Contingencies

We have various contingent obligations associated with acquisitions made in the last two fiscal years as discussed in Note 5 above.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Stockholders’ Equity

(a)    Stockholder Rights Agreement

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

(b)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2007, options to purchase a total of 3,778,319 shares were outstanding under the 1995 Stock Plan. Additionally, options to purchase 4,041 shares under several other plans from which options are no longer granted are outstanding as of June 30, 2007.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) has expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,531,282 shares of common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2007, options to purchase a total of 3,248,168 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. 1999 Directors’ Equity Compensation Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of June 30, 2007, the Company had a total of 230,000 shares of common stock available for grant, and options for a total of 354,500 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2007, the Company had a total of 387,059 shares of common stock available for grant, and options for a total of 581,588 shares were outstanding under the 2001 Stock Plan.

The Openwave Systems Inc. 2006 Stock Incentive Plan (“2006 Stock Plan”), which was approved by the stockholders at the Company’s annual meeting held on January 17, 2007, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units (“Full-Value Stock Award”). A total of 7,000,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. Each share of common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Stock Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the 2006 Stock Plan is $0.00. Options issued under the 2006 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2007, the Company had a total of 6,090,334 shares of common stock available for grant, and awards for a total of 504,666 shares were outstanding under the 2006 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans stated above as of June 30, 2007:

June 30, 2007
1995 and 1996 Stock Plans	—
Directors’ Stock Plan	230,000
2001 Stock Plan	387,059
2006 Stock Plan	6,090,334
Miscellaneous	624,793

7,332,186

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2007, the Company has issued 5,240,552 shares under restricted stock purchase agreements, of which 1,405,405 shares have been repurchased and 560,500 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(d)    Employee Stock Purchase Plans

In January 2007 the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which was suspended in October 2002.

The ESPP provides for an automatic annual increase authorized shares (“Evergreen shares”) on the first day of the Company’s fiscal years beginning in 2000 through 2004 equal to the lesser of 601,750 shares or 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. On the first day of fiscal years 2005, 2006, 2007 and 2008, the ESPP provides for an automatic annual increase equal to the lesser of 268,417 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2007, the ESPP had 4,810,959 shares authorized. Of these shares 2,455,507 shares are currently available for issuance.

During fiscal 2007, 149,460 shares were purchased by employees under the ESPP. There were no such purchases in fiscal 2006 or 2005 as the plan was suspended.

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains one six-month purchase period within a six month offering period. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the ESPP is the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period and the end of the purchase period.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the six months. The expected term is six months, coinciding with the offering period. Risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Fiscal Year ended June 30, 2007
Expected volatility	43.8%
Expected dividends	0%
Expected term (in years)	0.5
Risk-free rate	5.1%

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Stock buy-back plan

On January 4, 2007, the Company announced that it intended to repurchase up to $100.0 million of the Company’s common stock. On January 30, 2007, the Company entered into an agreement with Merrill Lynch to effect the stock repurchase whereby the Company agreed to purchase shares of its common stock from Merrill Lynch for an aggregate price of $100.0 million. Under the agreement, Merrill Lynch purchased shares in the open market and delivered those shares to the Company from February 23 through April 11, 2007. As a result of this program the Company repurchased and retired 11,843,991 shares of our common stock at an average price of $8.44.

(f)    Cash dividend

On June 4, 2007, we announced a special one-time cash distribution of $1.20 per share which was paid in June 2007 totaling $99.4 million. This dividend was considered to be a return of capital and accordingly was recorded as a reduction of additional paid-in capital.

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

	Fiscal Year ended June 30,
	2007	2006	2005*
Expected volatility	85.4%	93.4%	89.9%
Expected dividends	0%	0%	0%
Expected term (in years)	5.75 - 6.06	5.75 - 6.06	2.41
Risk-free rate	4.8%	4.5%	3.1%

*	The assumptions used in 2005 were used to calculate pro forma compensation expense per SFAS 123.

The assumptions used to value employee stock purchase plan shares are as follows:

Fiscal Year ended June 30, 2007
Expected volatility	43.8%
Expected dividends	0%
Expected term (in years)	0.5
Risk-free rate	5.1%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

The Company applies an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity through June 30, 2007 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2004	12,553	$10.19
Options granted	5,437	12.96
Exercised	(3,088)	7.44
Forfeited, canceled or expired	(2,393)	10.98

Outstanding at July 1, 2005	12,509	11.92
Options granted	4,389	17.69
Exercised	(4,415)	10.11
Forfeited, canceled or expired	(1,926)	13.28

Outstanding at July 1, 2006	10,557	14.82
Options granted	2,055	8.46
Exercised	(160)	3.89
Forfeited, canceled or expired	(3,980)	$14.43

Outstanding at June 30, 2007	8,472	$13.67	4.86	$869

Vested and Expected to Vest at June 30, 2007	6,902	$13.77	4.76	$868

Exercisable at June 30, 2007	4,878	$14.37	4.38	$868

The weighted average grant date fair value of options granted during the years ended June 30, 2007, 2006 and 2005 was $6.27, $13.70 and $6.56. The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $0.7 million, $39.7 million and $19.9 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares through June 30, 2007 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Grant Date Fair Value Per Share
Nonvested at July 1, 2004	308	$11.54
Nonvested shares granted	1,425	12.23
Vested	(150)	11.82
Forfeited	(139)	10.76

Nonvested at July 1, 2005	1,444	$12.26
Nonvested shares granted	870	18.23
Vested	(500)	12.79
Forfeited	(196)	16.8

Nonvested at July 1, 2006	1,618	$15.06
Nonvested shares granted	608	8.19
Vested	(1,001)	13.77
Forfeited	(664)	14.83

Nonvested at June 30, 2007	561	$10.42

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007, there was $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis as the shares vest over the next 4 years. The total fair value of shares vested during the fiscal year ended June 30, 2007 was $13.8 million.

During the quarter ended September 30, 2005, the Company accelerated the vesting of 77,780 share options held by the former CEO and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million for the quarter ended September 30, 2005.

During the quarter ended June 30, 2006, the Company accelerated the vesting of 626,703 share options and 290,000 restricted stock awards to two of the Company’s executives. As a result of the modification, the Company recognized additional compensation expense of $1.4 million for the quarter ended June 30, 2006.

During the quarter ended December 31, 2006, the Company modified the vesting of 140,975 share options and 88,426 shares of restricted stock held by the former Chief Operating Officer. The modification caused these grants to vest on November 30, 2006 to coincide with his final date of employment, as opposed to the previously agreed-upon vesting date of December 31, 2006. As a result of that modification of the share options, the Company recorded $0.8 million in restructuring expense related to this acceleration, as the vesting of this award was accelerated based on the termination agreement entered into in connection with the FY 2007 Q1 Restructuring Plan. Additionally, the Company recorded a reduction of compensation expense of $1.6 million for the quarter ended December 31, 2006, due to the reversal of previously recognized compensation expense related to options as the service condition of the original award was not expected to be satisfied.

During the quarter ended June 30, 2007, the Company accelerated the vesting of 175,000 shares of restricted stock held by the former CEO and director of the Company. As a result of that modification, the Company recorded $1.4 million in restructuring expense related to this acceleration, as the vesting of this award was accelerated based on the termination agreement entered into in connection with the FY 2007 Q4 Restructuring Plan. Additionally, the Company recorded a reduction of compensation expense of $2.1 million for the quarter ended June 30, 2007, due to the reversal of previously recognized compensation expense related to the awards as the service condition of the original award was not expected to be satisfied.

Other accelerations of grants were made to various employees impacted by the restructurings in fiscal year 2007. The Company’s policy is to record the impact of these modifications as restructuring expense when the modification is a result of the restructuring. Previously recognized compensation expense related to awards which are forfeited, or for awards for which the service condition of the original award was not expected to be satisfied, are reversed to stock compensation expense at the time they are forfeited or modified.

(11)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced seven separate restructurings during the years ended June 30, 2007, 2006, 2005, 2003 and 2002. These restructurings included the fiscal year 2007 fourth quarter restructuring (FY2007 Q4 Restructuring), the fiscal year 2007 first quarter restructuring (FY2007 Q1 Restructuring), fiscal year 2006 restructuring (FY2006 Restructuring), fiscal year 2005 restructuring (FY2005 Restructuring), the fiscal year 2003 fourth quarter restructuring (FY2003 Q4 Restructuring), the fiscal year 2003 first quarter restructuring (FY2003 Q1 Restructuring), and the fiscal year 2002 restructuring (FY2002 Restructuring).

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the restructuring activity through June 30, 2007 (in thousands):

	FY 02 to FY 05 Restructuring Plans		FY 06 Restructuring Plan		FY 07, Q1 Restructuring Plan	FY 07, Q4 Restructuring Plan	Total Accrual
	Facility	Severance	Facility	Severance	Severance	Severance
Accrual balance as of June 30, 2004	$49,109	158					49,267
Activity for the year ended June 30, 2005:
New charges and adjustments to estimates(1)	55,066	(115)					54,951
Reclassification from deferred rent	4,794	—					4,794
Cash paid, net	(11,472)	(43)					(11,515)

Accrual balance as of June 30, 2005	97,497	—					97,497
Activity for the year ended June 30, 2006:
New charges and adjustments to estimates(2)	(4,573)	—	$1,597	$4,178			1,202
Accretion expense	2,976	—	60	—			3,036
Reclassification from deferred rent	136	—	—	—			136
Cash paid, net	(17,813)	—	(659)	(3,935)			(22,407)

Accrual balances as of June 30, 2006	78,223	—	998	243			79,464
New charges and adjustments to estimates(3)	—	—	57	—	7,035	14,612	21,704
Accretion expense	2,340	—	43	—	—	—	2,383
Cash paid, net	(17,989)	—	(673)	(190)	(7,029)	(412)	(26,293)

Accrual balances as of June 30, 2007	$62,574	$—	$425	$53	$6	$14,200	$77,258

(1)	Total charges does not include $15.6 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for the year ended June 30, 2005.
(2)	Total charges does not include $0.4 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for the year ended June 30, 2006.
(3)	Total charges does not include $1.4 million of non-cash accelerated depreciation on fixed assets, a $0.3 million forgiven loan to an employee impacted by the FY 2007 Q4 restructuring, as well as $4.5 million in non-cash stock based compensation expense as represented on the Company’s consolidated statements of operations under restructuring and other costs for the year ended June 30, 2007.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended December 31, 2005, the Company entered into a non-binding agreement with a potential subtenant for properties that are included in the Company’s FY2005 Restructuring and FY2003 Q1 Restructuring plans. As such, the Company reassessed its estimated obligation and sublease income related to these properties, resulting in a net reduction in restructuring expense recorded during the quarter ended December 31, 2005.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. As of June 30, 2007, the Company has sublease contracts in place for all of its exited facilities. Since June 30, 2001, 22 sites have been vacated and 7 sites have been selected for downsizing.

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 400, 480, 200, 63, 60 and 182 employees during the FY2002, FY2003 Q1, FY2003 Q4, FY2006, and FY2007 Q1 and Q4 Restructuring Plans, respectively.

Other

Other charges consist of fees resulting from termination costs of certain software license arrangements and other fees.

Restructuring Plans

The FY2007 Q4 Restructuring was implemented to simplify and better align the Company’s product portfolio with market demand, reduce costs and improve operating efficiencies. As such, during the fourth quarter of fiscal year 2007, the Company incurred $16.8 million in pre-tax restructuring and related charges associated with this Restructuring Plans and accelerated depreciation of abandoned assets. Included in the restructuring and other charges are approximately $15.0 million related to employee termination benefits, $1.7 million in stock compensation expense related to modifications of restricted stock grants in connections with the restructuring, and $0.1 million related to accelerated depreciation on abandoned assets. The Company expects to pay the current accrued charges, as well as the additional charges the Company anticipates incurring under the plan, during the first quarter of fiscal year 2008.

The FY2007 Q1 Restructuring was implemented to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $11.4 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets in the fiscal year ended June 30, 2007. Included in the restructuring and other charges are approximately $7.2 million related to employee termination benefits, $2.8 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation on abandoned assets.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FY2006 Restructuring was implemented by the Company during the quarter ended September 30, 2005, to better distribute the Company’s resources between its client and server product groups. In addition, the Company incurred further facilities-related charges under the FY2005 Restructuring as it ceased using information technology labs in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the quarter ended September 30, 2005 totaled $8.3 million, which included $3.7 million in facilities and accretion-related charges, $4.2 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The accelerated depreciation was a non-cash charge and is not included in the restructuring liability table above. The associated restructuring expense for excess facilities was recorded in the quarter ended September 30, 2005 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Of the $0.5 million remaining restructuring accrual at June 30, 2007 we expect to pay $0.4 million through June 30, 2008 and $0.1 million thereafter through April 2010.

The FY2005 Restructuring was announced during the three months ended March 31, 2005 in relation to the Company relocating its headquarters from 1400 Seaport Boulevard to certain floors of 2100 and 2000 Seaport Boulevard in Redwood City, California in order to take advantage of more favorable office lease terms. The Company ceased use of its former headquarters in June 2005. Related to the decision to move headquarters, the Company recorded $14.8 million in accelerated depreciation related to a revision in the useful life of leasehold improvements and certain furniture at 1400 Seaport Boulevard. This was a non-cash charge and is not included in the restructuring liability table above. Of the $37.6 million remaining restructuring accrual at June 30, 2007 we expect to pay $5.1 million through June 30, 2008 and $32.5 million thereafter through April 2013.

The FY2003 Q4 Restructuring was announced during the three months ended June 30, 2003 and included further reductions in operating expenses in order to better align our overall costs structure with current revenues. These reductions included a decrease in the Company’s workforce of approximately 200 employees. The majority of these reductions were completed by December 31, 2003. Also included in restructuring and other related costs on the consolidated statements of operations during the year ended June 30, 2005 was a non-cash loss of $0.8 million on the disposal of fixed assets from the early termination of a facility lease that was not previously included in the restructuring accrual. As this was a non-cash charge it is not included in the restructuring liability table above. As of June 30, 2007, the Company expects to pay the remaining $0.1 million restructuring accrual by February 2008.

The FY2003 Q1 Restructuring was announced during the three months ended September 30, 2002 and included the consolidation of products within three core product groups: application software and services, infrastructure software and services, and client software and services. This restructuring plan resulted in a decrease in the Company’s workforce of approximately 480 employees as of June 30, 2003. Of the remaining $24.5 million accrual at June 30, 2007 we expect to pay $4.1 million through June 30, 2008 and $20.4 million thereafter through April 2013.

The FY 2002 Restructuring was announced during the three months ended December 31, 2001 as a result of the Company’s desire to improve its cost structure and profitability. This restructuring plan resulted in a decrease in the Company’s workforce by approximately 400 employees. Of the remaining $0.4 million accrual as of June 30, 2007, we expect to pay $0.4 million through June 30, 2008 and $14,000 thereafter through November 2012.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the future payments for liabilities by fiscal year (in thousands):

Year ending June 30,	Cash Obligation	Signed Sublease Payments	Net Estimated Cash Payable
2008	19,247	(7,150)	12,097
2009	17,602	(6,414)	11,188
2010	18,079	(6,671)	11,408
2011	19,119	(6,546)	12,573
2012	19,035	(6,568)	12,467
Thereafter	15,483	(5,436)	10,047

	$108,565	$(38,785)	$69,780

Future accretion			6,781

Accrued facilities restructuring			$62,999

(12)    Income Taxes

Income before income taxes includes net income/(loss) from foreign operations of approximately $(1.5) million, $5.6 million and $15.1 million in fiscal 2007, 2006 and 2005, respectively.

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2007	2006	2005
Current:
Foreign income tax	$3,072	$1,150	$6,261
Foreign withholding tax	6,366	8,502	6,057

Deferred:
Foreign	(2,894)	(4,275)	(3,510)

Total	$6,544	$5,377	$8,808

The Company recorded an income tax benefit relating to discontinued operations of $5.1 million and $1.7 million during fiscal 2007 and 2006, respectively, which is excluded from the table above.

The following reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%) to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2007	2006	2005
Federal tax expense (benefit) at statutory rate	$(34,326)	$3,920	$(18,888)
Foreign withholding taxes	6,366	8,502	6,057
Effect of foreign operations	194	(1,671)	(2,611)
Net operating losses not benefited	37,416	—	22,438
Utilization of previously reserved NOLs	—	(5,067)	—
Changes in reserve	(296)	(321)	800
Nondeductible expenses and other	(2,810)	14	1,012

Total tax expense	$6,544	$5,377	$8,808

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$541,897	$485,383
Accruals and allowances not deductible for tax purposes	55,533	77,059
Research and development credit and other credits carry-forwards	45,700	45,073
Intangible assets related to acquisitions	19,637	15,493
Stock based compensation	6,947	9,506

Total deferred tax assets, gross	669,714	632,514
Less: valuation allowance	(665,146)	(627,729)

Total deferred tax assets, net	4,568	4,785
Deferred tax liabilities:
Intangible assets related to acquisitions	(4,543)	(6,739)

Net deferred tax assets (liabilities)	$25	$(1,954)

During the year, the Company performed a detailed review of its deferred tax assets in connection with its enhanced controls regarding income taxes. The fiscal 2006 disclosure above reflects adjustments made during this process. The adjustments made are as follows (in thousands):

	Previously Reported (a)	Adjustments	As Adjusted for FY 2006
Deferred tax assets:
Net operating loss carryforwards	$473,750	$11,632	$485,381
Accruals and allowances not deductible for tax purposes	74,114	2,945	77,059
Research and development credit and other credits carry-forwards	45,073	0	45,073
Intangible assets related to acquisitions	193,269	(177,776)	15,493
Stock based compensation	9,201	305	9,506

Total deferred tax assets, gross	795,407	(162,894)	632,513
Less: Valuation allowance	(790,623)	162,894	(627,729)

Total deferred tax assets, net	4,784	—	4,784
Deferred tax liabilities:
Intangible assets related to acquisitions	(6,738)	(0)	(6,739)

Net deferred tax assets (liabilities)	$(1,954)	$(0)	$(1,954)

(a)	The previously reported amount is adjusted to exclude amounts associated with discontinued operations.

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for substantially all of its federal and state deferred tax assets, except to the extent of deferred tax liabilities in certain foreign jurisdictions, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The Company recorded deferred tax assets of $4.6 million, and $4.8 million as of June 30, 2007 and 2006, respectively, before consideration of deferred tax

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities, for certain foreign subsidiaries, because it concluded that based on the historical taxable income of the respective foreign subsidiaries, it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities, net of deferred tax assets, related to discontinued operations of Musiwave were $2.9 million and $8.1 million as of June 30, 2007 and 2006, respectively and are not included in the table above.

Approximately $269 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the total $45 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2007, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $1.4 billion, $676 million and $7.8 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $27.3 million and $18.4 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2010 through 2027. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2007 through 2016. The foreign net operating losses will expire from 2024 to 2025.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $41.0 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

(13)    Subsequent Events

On August 2, 2007, the Company announced the appointment of Jean-Yves Dexmier as Chief Financial Officer, effective August 3, 2007.

On August 2, 2007, the Company announced the resignation of Harold Covert as Chief Financial Officer of Openwave, effective August 2, 2007. Mr. Covert continued his employment with Openwave until August 15, 2007 to assist in the transition of duties.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed August 1, 2007).

4.1	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

4.2	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed August 28, 2003).

4.3	Indenture dated September 9, 2003, by and among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.4	Form of 2 3/4% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 10, 2003).

4.5	Registration Rights Agreement dated September 9, 2003, by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed September 10, 2003).

10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.2	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.3*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.4*	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).

10.5*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan form of stock option agreement, amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.6*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K filed September 28, 2001).

10.7*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006, (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.8*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K filed September 30, 2002).

10.9*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

Exhibit Number	Description
10.10*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.11*	Amended and Restated Employment Terms Letter Agreement by and between the Company and Allen Snyder, dated October 4, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 8, 2004).

10.12*	Amended Employment Offer Letter Agreement by and between Openwave Systems Inc. and Allen Snyder, dated February 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 28, 2006).

10.13*	Employment Agreement by and between Openwave Systems Inc. and David C. Peterschmidt, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 5, 2004).

10.14*	Employment Offer Letter Agreement by and between Openwave and Harold (Hal) L. Covert, Jr., dated September 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 12, 2005).

10.15*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.16	Amended and Restated Stock Purchase Agreement, dated as of November 9, 2005, by and among Openwave Systems Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K/A filed November 14, 2005).

10.17	Underwriting Agreement, dated December 7, 2005 among Openwave Systems Inc. and Merrill Lynch & Co., Lehman Brothers, Inc., JP Morgan Securities, Inc. and Thomas Weisel Partners LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed December 8, 2005).

10.18*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.19*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.20*	Form of Executive Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed November 7, 2006).

10.21*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.22*	Form of Subscription Agreement for 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.23*	Severance and Release Agreement between the Company and Steve Peters effective August 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 31, 2006).

10.24*	Severance and Release Agreement between the Company and Allen Snyder effective November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed December 4, 2006).

10.25	Master Confirmation letter agreement between the Company and Merrill Lynch International dated January 30, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed February 5, 2007).

10.26	Supplemental Confirmation between the Company and Merrill Lynch International dated January 30, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed February 5, 2007).

Exhibit Number	Description

10.27*	Severance & Release Agreement between the Company and David Peterschmidt effective June 11, 2007 (incorporated herein by reference to Exhibit (e)(15) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed June 4, 2007).

10.28*	Severance & Release Agreement between the Company and Harold L. Covert dated July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.29*	Summary of At-Will Employment Arrangement between the Company and Robert Vrij as of March 22, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 11, 2007).

10.30*	Employment Agreement between the Company and Hari Haran dated April 10, 2007 (incorporated herein by reference to Exhibit (e)(11) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed June 4, 2007).

10.31*	Employment Agreement between the Company and John Boden dated June 28, 2007.

10.32*	Employment Agreement between the Company and Jean-Yves Dexmier dated August 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed August 2, 2007).

10.33*	Openwave Systems Inc. Fiscal Year 2008 Corporate Incentive Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement