Form 10-Q
period 2007-09-30
OPENWAVE SYSTEMS INC
filed 2007-11-08
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes  ☐    No  ☒

As of October 31, 2007 there were 83,222,624 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	June 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$127,378	$80,581
Short-term investments	77,512	160,063
Restricted cash	962	2,061
Accounts receivable, net	56,273	72,894
Prepaid expenses and other current assets	31,910	30,482
Current assets of discontinued operations	16,640	19,039

Total current assets	310,675	365,120

Property and equipment, net	18,407	19,834
Long-term investments and restricted cash and investments	64,059	37,944
Deposits and other assets	4,255	4,575
Goodwill	67,609	65,560
Intangible assets, net	17,834	20,602
Noncurrent assets of discontinued operations	34,841	34,652

Total assets	$517,680	$548,287

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,949	$10,288
Accrued liabilities	54,760	56,344
Accrued restructuring costs	15,188	26,118
Deferred revenue	44,704	46,342
Convertible subordinated notes, net	149,223	—
Current liabilities of discontinued operations	16,570	18,837

Total current liabilities	283,394	157,929

Accrued restructuring costs, net of current portion	48,818	51,140
Deferred revenue, net of current portion	17,570	11,917
Deferred rent obligations	1,897	1,649
Long term taxes payable	2,319	—
Deferred tax liabilities, net of current portion	626	1,349
Convertible subordinated notes, net	—	149,017
Noncurrent liabilities of discontinued operations	5,142	5,034

Total liabilities	359,766	378,035

Commitments and contingencies
Stockholders’ equity:
Common stock	83	83
Additional paid-in capital	3,173,579	3,171,534
Accumulated other comprehensive income	2,432	2,485
Accumulated deficit	(3,018,180)	(3,003,850)

Total stockholders’ equity	157,914	170,252

Total liabilities and stockholders’ equity	$517,680	$548,287

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
License	$17,323	$29,570
Maintenance and support	21,644	22,813
Services	24,005	31,428

Total revenues	62,972	83,811

Cost of revenues:
License	2,879	3,302
Maintenance and support	8,320	7,829
Services	18,100	22,374

Total cost of revenues	29,299	33,505

Gross profit	33,673	50,306

Operating expenses:
Research and development	15,042	18,258
Sales and marketing	18,533	25,051
General and administrative	13,920	15,470
Stock option review and related costs	—	5,492
Restructuring and other related costs	1,208	10,500
Amortization of intangible assets	714	714
Gain on sale of technology and other	—	(1,287)

Total operating expenses	49,417	74,198

Operating loss from continuing operations	(15,744)	(23,892)
Interest income	3,320	6,304
Interest expense	(1,213)	(1,255)
Other income (expense), net	797	849

Loss from continuing operations before provision for income taxes	(12,840)	(17,994)
Income tax expense	954	2,071

Net loss from continuing operations	(13,794)	(20,065)

Discontinued operations:
Net loss from discontinued operations, net of tax	(351)	(4,472)

Net loss	$(14,145)	$(24,537)

Basic and Diluted net loss per share from:
Continuing operations	$(0.17)	$(0.22)
Discontinued operations	$(0.00)	$(0.05)

Net loss	$(0.17)	$(0.27)

Shares used in computing basic and diluted net loss per share	82,224	91,815

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,145)	$(24,537)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	5,211	6,902
Stock-based compensation	2,489	6,818
Noncash restructuring charges	532	1,360
Provision for (recovery of) doubtful accounts	(773)	—
Amortization of discount on convertible debt and debt issuance costs	206	254
Amortization/(accretion) of premiums/discounts on investments	(259)	(439)
Loss on disposal of property and equipment	—	6
Deferred tax liability, net	(745)	(2,608)
Gain on sale of technology and other	—	(1,287)
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	18,320	(523)
Prepaid assets, deposits, and other assets	(2,831)	(4,861)
Accounts payable	(8,473)	1,487
Accrued liabilities	115	12,774
Accrued restructuring costs	(13,784)	2,187
Deferred revenue	3,691	(3,496)

Net cash used for operating activities	(10,446)	(5,963)

Cash flows from investing activities:
Purchases of property and equipment	(1,917)	(4,655)
Net proceeds from sale of technology and other	1,065	1,287
Purchases of short-term investments	(21,772)	(43,644)
Proceeds from sales and maturities of short-term investments	82,685	55,069
Purchases of long-term investments	(5,226)	(30,663)
Proceeds from sales and maturities of long-term investments	983	1,680
Restricted cash and investments	(195)	2,045

Net cash provided by (used for) investing activities	55,623	(18,881)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	58	138
Cash used to repurchase common stock from employees	(505)	(113)

Net cash provided by (used for) financing activities	(447)	25

Effect of exchange rates on cash and cash equivalents	—	21

Net increase (decrease) in cash and cash equivalents	44,730	(24,798)
Cash and cash equivalents at beginning of period	86,099	172,546

Cash and cash equivalents at end of period	$130,829	$147,748

Cash and cash equivalents included in discontinued operations	$3,451	$3,870

Cash and cash equivalents at end of period	$127,378	$143,878

Supplemental disclosures of cash flow information:
Cash flows from discontinued operations:
Net cash used in operating activities	$(4,308)	$(645)
Net cash used in investing activities	(124)	(750)
Net cash provided by financing activities	2,365	702
Effect of exchange rate on cash and cash equivalents	—	21

Net cash used in discontinued operations	(2,067)	(672)

Cash paid for income taxes	$495	$2,528

Cash paid for interest	$2,245	$2,318

Noncash investing and financing activities:
Transfers among short-term and long-term investments	$21,936	$15,500

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2007 and June 30, 2007, and the results of operations for the three months ended September 30, 2007 and 2006 and cash flows for the three months ended September 30, 2007 and 2006. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

On June 3, 2007, the board of directors approved the disposition of the Musiwave S.A. (“Musiwave”) business. The Company accounted for the planned sale of Musiwave as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Musiwave as a discontinued operation. Unless noted otherwise, discussions in the notes to the unaudited condensed consolidated financial statements pertain to continuing operations.

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

Reclassifications

Amounts relating to accretion of discounts, net of amortization of premiums, on available for sale securities have been reclassified between Net cash used for operating activities and Net cash used for investing activities for the three months ended September 30, 2006 on the condensed consolidated statement of cash flows to correct an error. The impact was to increase Net cash used for operating activities by $0.4 million and to decrease Net cash used for investing activities by $0.4 million. In addition, $2.9 million and $3.3 million of accrued interest receivable previously reflected as Cash and cash equivalents as of June 30, 2006 and September 30, 2006, respectively, has been included in Prepaid and other current assets on the condensed consolidated balance sheets and statements of cash flows. The impact of these two reclassifications increased Net cash used for operating activities by $0.8 million.

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policy from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2007.

Stock Based Compensation

The Company accounts for its stock options under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Three Months Ended September 30,
	2007	2006
Stock-based compensation related to:
Grants of nonvested stock	$231	$1,185
Stock options granted to employees and directors	1,855	4,360
Employee stock purchase plan	258	—
Stock options granted to employees of discontinued operations	145	161
Awards accelerated in relation to restructuring	—	1,112

Stock-based compensation recognized in the consolidated statements of operations	$2,489	$6,818

During the three months ended September 30, 2007 and 2006, the Company recorded a $4,000 and $0.2 million tax benefit related to stock option expense recognized during the respective periods.

During the quarter ended September 30, 2007, the Company accelerated the vesting of 4,723 shares of restricted stock held by the former CFO of the Company. As a result of that modification, the Company recorded approximately $27,000 dollars in stock-based compensation expense, which represents the value of the modified grant. Additionally, the Company, reversed previously recognized stock-based compensation expense of approximately $40,000 dollars related to the award as the service condition of the original award was not expected to be satisfied.

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

(a) Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The Company’s expected volatility is based upon the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock. Prior to July 1, 2007, the Company derived the expected term from the midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. As of July 1, 2007, the Company estimates the expected term for new grants based upon historical data, which uses the actual post-vesting option exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,
	2007	2006
Expected volatility	60.7%	89.1%
Expected dividends	0%	0%
Expected term (in years)	2.79 - 6.04	5.75 - 6.06
Risk-free rate	4.6%	4.9%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity from July 1, 2007 to September 30, 2007 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2007	8,472	$13.67	4.86	$869
Options granted	1,881	4.45
Exercised	(21)	2.72
Forfeited, canceled or expired	(2,101)	14.14

Outstanding at September 30, 2007	8,231	$11.47	6.66	$486

Vested and expected to vest at September 30, 2007	6,884	$12.14	5.62	$443

Exercisable at September 30, 2007	4,784	$14.31	4.54	$355

The weighted average grant date fair values of options granted during the three months ended September 30, 2007 and 2006 were $2.10 and $6.28, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 were $0.1 million and $0.2 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares from July 1, 2007 to September 30, 2007 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2007	561	$10.42
Nonvested shares granted	545	4.50
Vested	(56)	12.33
Forfeited	(120)	14.02

Nonvested at September 30, 2007	930	$6.23

As of September 30, 2007, there was $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the three months ended September 30, 2007 and 2006 was $0.7 million and $0.5 million, respectively.

The impact on our results of operations of recording stock-based compensation for the three month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Stock-based compensation by category:
Maintenance and support services	$200	$182
Services	300	283
Research and development	380	574
Sales and marketing	807	2,528
General and administrative	657	1,978
Discontinued operations	145	161
Restructuring and other related costs	—	1,112

	$2,489	$6,818

(b) Reinstatement of Employee Stock Purchase Plan

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which was suspended in October 2002. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains one six-month purchase and offering period. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the ESPP is the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period and the end of each purchase period. The amount of stock-based compensation expense recognized during the first quarter of fiscal 2008 was $0.3 million.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock. The expected term is six months, coinciding with the offering period. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended September 30, 2007
Expected volatility	43.8%
Expected dividends	0%
Expected term (in years)	0.5
Risk-free rate	4.6%

Recently Issued Accounting Pronouncements

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

	Three Months Ended September 30,
	2007	2006
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	663	1,572
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	252	418
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	7,111	10,183
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154

(3) Discontinued Operations

During the third quarter of fiscal 2006, the Company acquired Musiwave, S.A. (“Musiwave”), a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. During June 2007, the Company committed to a plan to sell its interest in Musiwave. In accordance with SFAS 144, Musiwave’s financial results have been classified as discontinued operations in our consolidated financial statements for all periods presented. The net assets associated with Musiwave are reclassified as “held-for-sale” for all periods presented.

During the fourth quarter of fiscal 2007, in accordance with SFAS 144 and SFAS 142, the Company recorded an impairment charge of $7.0 million to intangible assets and $81.0 million to goodwill, respectively, related to a reassessment of the carrying value of Musiwave’s long-lived assets in Impairments of assets of discontinued operations, net of tax in the consolidated results of operations. The Company determined fair values utilizing widely accepted valuation techniques, including discounted cash flows. The Company based fair values on current expectations for the business in light of the existing business environment and expected sales price. The sales price is an estimate and could be higher or lower once a sales agreement is signed. Any difference from the estimated and actual sales price would cause a gain or loss on sale in the period a definitive agreement is signed.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months ended September 30,
	2007	2006
Revenue of discontinued operations	$7,189	$7,640

Loss from discontinued operations	(295)	(4,719)
Income tax (benefit) expense	56	(247)

Net loss from discontinued operations, net of taxes	$(351)	$(4,472)

The following table presents the carrying amounts of major classes of assets and liabilities relating to discontinued operations at September 30, 2007 and 2006 (in thousands):

	September 30, 2007	June 30, 2007
Assets:
Cash and cash equivalents	$3,451	$5,518
Short term investments	343	327
Accounts receivable, net	8,829	9,755
Prepaid and other current assets	4,017	3,439

Total current assets of discontinued operations	16,640	19,039
Property and equipment, net	1,941	1,833
Goodwill	7,340	7,339
Intangibles, net	22,730	22,730
Deposits and other assets	2,830	2,750

Total non-current assets of discontinued operations	34,841	34,652
Liabilities:
Accounts payable	2,341	4,293
Accrued liabilities	13,842	13,725
Deferred revenue	387	819

Total current liabilities of discontinued operations	16,570	18,837
Deferred revenue, net of current portion	2,202	2,094
Deferred tax liabilities, net of deferred tax assets	2,940	2,940

Total non-current liabilities of discontinued operations	5,142	5,034

The cash flows from the discontinued operation, as presented in the consolidated statement of cash flows, relate to the ongoing operations of Musiwave and are expected to continue until a sale occurs, which is expected in fiscal 2008. Cash flows of the discontinued operation are identified by considering the separate legal entities of Musiwave as well as certain payments made by Openwave related solely to the discontinued operation such as the Holdback Amount discussed in Note 6 below.

As of September 30, 2007, the balance of foreign currency translation adjustments associated with Musiwave was $3.3 million and will be eliminated upon a sale of Musiwave. See Note 5 (d) Accumulated Comprehensive Loss below.

(4) Geographic, Segment and Significant Customer Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment. The disaggregated revenue information reviewed on a product category basis by the CEO includes: 1) server software and services; and 2) client software and related services.

Server software and services includes, but is not limited to: software which enables end users to exchange electronic mail, and multimedia messages from PCs, wireline telephones and mobile phones; software that contains the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users; our system solutions software and services and third-party hardware. Server software and services products includes the following: email, IP Voicemail, Messaging Anti-Abuse products and services, other messaging products, Openwave Mobile Access Gateway, Openwave Location Products, Multimedia Messaging Services (“MMS”), Openwave Provisioning Manager, and packaged solution elements which include software licenses, professional services, third-party software and hardware.

Client software and related services primarily include the Openwave Mobile Browser, which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client, and Openwave Phone Suite.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Disaggregated revenue:
Server	$52,970	$64,116
Client	10,002	19,695

Total Revenues	$62,972	$83,811

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa (“EMEA”). Information regarding the Company’s revenue in different geographic regions is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
United States	$27,131	$38,216
Americas, excluding the United States	4,540	4,641
Europe, Middle East, and Africa	15,626	12,800
Japan	7,845	10,424
Asia Pacific, excluding Japan	7,830	17,730

Total revenues	$62,972	$83,811

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three months ended September 30, 2007 and 2006 was as follows:

	% of Total Revenue Three Months Ended September 30,
	2007	2006
Customer:
Sprint Nextel	21%	22%

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	September 30, 2007	June 30, 2007
Accounts receivable	$46,027	$60,435
Unbilled accounts receivable	14,171	16,673
Allowance for doubtful accounts	(3,925)	(4,214)

	$56,273	$72,894

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at September 30, 2007 and June 30, 2007 were as follows:

	% of Total Accounts Receivable
	September 30,	June 30,
	2007	2007
Customer:
Sprint Nextel	14%	19%

(b) Long-term Investments

As of September 30, 2007, $22.7 million in certain auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results. As such, the fair value of these instruments was estimated at par value by a third party pricing firm that supplies pricing estimates to the Company’s investment managers. These instruments are all rated AAA by Standard and Poor’s and Aaa by Moody’s and $17.0 million of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. If these securities begin trading below par value in the future, the Company may be required to record losses on these investments if the decline in value is not deemed temporary.

(c) Goodwill and Intangible Assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2007 to September 30, 2007 (in thousands):

	Balance as of June 30, 2007	Additions		Amortization	Balance as of September 30, 2007
Goodwill	$65,560	$2,049	(a)	$—	$67,609
Intangibles assets:
Developed and core technology	16,946	—		(1,899)	15,047
Customer contracts - licenses	309	—		(137)	172
Customer contracts - support	169	—		(18)	151
Customer relationships	3,025	—		(687)	2,338
Workforce in place	153	—		(27)	126

	$86,162	$2,049		$(2,768)	$85,443

(a)	Additions to goodwill during the first quarter of fiscal year 2008 relate to the release of escrow funds of $1.25 million for the purchase of Solomio and $0.8 million related to the WiderWeb Earn Out. For further details see Note 6 below.

Total amortization expense related to intangible assets during the three months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Developed and core technology	$1,899	$1,491
Customer contracts - licenses	137	6
Customer contracts - support	18	21
Customer relationships	687	687
Workforce in place	27	27

	$2,768	$2,232

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of acquired customer relationships and workforce in place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of September 30, 2007 and June 30, 2007 (in thousands):

	September 30, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$38,895	$(23,848)	$15,047	$38,895	$(21,949)	$16,946
Customer contracts - licenses	4,992	(4,820)	172	4,992	(4,683)	309
Customer contracts - support	417	(266)	151	417	(248)	169
Cusomer relationships	11,802	(9,464)	2,338	11,802	(8,777)	3,025
Workforce in place	414	(288)	126	414	(261)	153

	$56,520	$(38,686)	$17,834	$56,520	$(35,918)	$20,602

The following table presents the estimated future amortization of intangible assets, based upon the intangible assets recorded as of September 30, 2007, (in thousands):

Fiscal Year	Amortization
2008 (remaining)	$7,963
2009	6,010
2010	1,680
2011	1,620
2012	561

$17,834

(d) Deferred Revenue

As of September 30, 2007 and June 30, 2007, the Company had deferred revenue of $62.3 million and $58.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $14.1 million and $20.4 million as of September 30, 2007 and June 30, 2007, respectively.

(e) Accumulated Other Comprehensive Income ( Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	September 30, 2007	June 30, 2007
Unrealized loss on marketable securities	$(120)	$(67)
Cumulative translation adjustments	2,552	2,552

Accumulated other comprehensive income	$2,432	$2,485

Comprehensive income (loss) is comprised of net income (loss), changes in unrealized gain (loss) on marketable securities, and changes in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended September 30,
	2007	2006
Net loss	$(14,145)	$(24,537)
Other comprehensive income:
Change in unrealized gain (loss) on marketable securities	53	584
Change in accumulated foreign currency translation adjustments	—	21

Total comprehensive loss	$(14,092)	$(23,932)

(6) Acquisitions

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

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. During the first quarter of fiscal year 2008, approximately $0.8 million of the WiderWeb Earn Out was achieved. A total of $1.0 million of the WiderWeb Earn Out has been achieved as of September 30, 2007 and was charged to goodwill on the consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $3.0 million as of September 30, 2007.

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

During the quarter ended September 30, 2007, amounts held in an escrow account for indemnification claims were released. Upon this release, $1.25 million previously recorded as restricted cash were reclassified to goodwill on the consolidated balance sheet.

Pursuant to the terms of the merger agreement, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“SoloMio Earn Out”) of up to an additional $5.5 million. The actual amount of the SoloMio Earn Out payments, if any, will be determined based upon the achievement of revenue-related targets by the SoloMio product line over various periods between closing and December 31, 2007. No earn-out payments were made through September 30, 2007. During October 2007, the Company paid $0.8 million to the former shareholders of SoloMio. The majority of the $0.8 million will be reflected as an increase to goodwill and the portion paid to employees will be recorded as operating expense in the quarter ending December 31, 2007. The remaining potential SoloMio Earn Out pursuant to the merger agreement is $1.1 million, all of which may be earned during the fiscal quarter ended December 31, 2007.

The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,282
Accounts receivable	1,207
Prepaid and other current assets	200
Propertly, plant and equipment	48

Total tangible assets	2,737
Intangible assets:
Identifiable intangibles	6,840
Goodwill	2,904

Total intangible assets	9,744
Liabilities assumed:
Accounts payable and accrued liabilities	(1,672)
Deferred revenue	(995)
Total liabilities assumed	(2,667)

Net assets acquired	$9,814

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

In addition to the Initial Consideration, Openwave paid contingent consideration relating to a retention agreement (“Holdback Amount”) totaling €2.3 million, or $3.1 million, for retention of certain key employees of Musiwave for an 18 month period beginning January 13, 2006. Twenty seven percent of the Holdback was paid in the first quarter of fiscal 2007 and the remainder was paid in the first quarter of fiscal 2008. The Holdback Amount was amortized over the 18 month period ended as compensation expense and is reflected in loss from discontinued operations.

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

(7) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes were recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $206,000 of the discount has been amortized during the three months ended September 30, 2007, compared to approximately $209,000 in the corresponding period of the prior year. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest rate method. Approximately $45,000 of debt issuance costs has been amortized during each of the three months ended September 30, 2007 and 2006.

The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $15.927 per share, or approximately 9.4 million shares in aggregate. The conversion price takes into consideration an adjustment in the conversion price upon a special one-time cash distribution of $1.20 per share which was paid in June 2007 totaling $99.4 million. The Company may redeem some or all of the Notes for cash at any time on or after September 9, 2006, at a redemption price equal to $1,000 per $1,000 principal amount of Notes to be redeemed, plus accrued and unpaid interest, if any, on such Notes until, but not including, the redemption date, if the closing price of the

Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the optional redemption notice. Each holder may require the Company to purchase all or a portion of such holder’s Notes upon occurrence of specified change in control events.

The Company evaluated the embedded conversion option as though it was a freestanding instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the embedded conversion option would not be accounted for separately by the Company. The Company concluded the holder’s right to demand repurchase of the debt in the event of a change in control does not create an embedded derivative since it does not create substantial premium or discount on redemption (the Notes are issued at par and the redemption is at par). The Company’s option to redeem the Notes for cash after September 9, 2006, based on a contingent event does not create an embedded derivative, since it is within the control of the Company and there is no substantial premium or discount on redemption. Further, the Company evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded there was no beneficial conversion feature at the commitment date based on the allocated value of the Notes.

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

If the Company fails to observe or correct certain covenants for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Notes. Upon an event of default, the trustee or holders of at least 25% in aggregate principal amount of the Notes may accelerate the Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority in aggregate principal amount of the Notes may rescind acceleration if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration. As of September 30, 2007 the Company is in compliance with all debt covenants.

(8) Commitments and Contingencies

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

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling. We believe a loss is not probable and estimable. Therefore no amount has been accrued as of September 30, 2007.

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

On September 5, 2006, the state court consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 4, 2006, the state court granted the defendants’ motion to stay. The state court actions will remain pending and Openwave and the individual defendants will provide periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of September 30, 2007 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the federal district court entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007, and the court has not yet issued an order with respect to defendants’ motions. The consolidated federal court action is in its very early stages. No amount is accrued as of September 30, 2007 as a loss is not considered probable and reasonably estimable.

Securities Class Action.

Between February 21, and March 27, 2007, four substantially similar securities class action complaints were filed in the United States District Court for the Southern District of New York against Openwave and four current and former officers of the Company. The complaints purport to be filed on behalf of all persons or entities who purchased Openwave stock from September 30, 2002 through October 26, 2006 (the “Class Period”), and allege that during the Class Period, the defendants engaged in improper stock options backdating and issued materially false and misleading statements in the Company’s public filings and press releases regarding the manner in which Openwave granted and accounted for the options. Based on these allegations, the complaints assert two causes of action – one against all defendants for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and a second against the individual defendants for violation of Section 20(a) of the Exchange Act.

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

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act of 1933 as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Securities Exchange Act of 1934 claims against certain of the officer and director defendants, but denied the motion to dismiss the Exchange claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC have all been dismissed as defendants from the litigation. The remaining defendants are the Company, certain former officers of the Company, and certain former and current directors of the Company. The securities class action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

Indemnification claims.

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating the to Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of September 30, 2007, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Contingencies.

We have various contingent obligations associated with acquisitions made in the last two fiscal years as discussed in Note 6 above.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced restructurings during the years ended June 30, 2007 and 2006, and various other restructurings in 2002 through 2005.

The FY2007 Q4 Restructuring was implemented to simplify and better align the Company’s product portfolio with market demand, reduce costs and improve operating efficiencies. As such, during the fourth quarter of fiscal year 2007 and first quarter of fiscal year 2008, the Company incurred $17.5 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets. Included in restructuring and other charges are approximately $15.6 million related to employee termination benefits, $1.7 million in stock compensation expense related to modifications of restricted stock grants in connections with the restructuring, $0.1 million related to accelerated depreciation on abandoned assets and $0.1 million in facilities charges.

During the quarter ended September 30, 2006, the Company implemented the FY2007 Q1 Restructuring to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $9.9 million during the three months ended September 30, 2006 in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets. Included in restructuring and other charges are approximately $7.4 million related to employee termination benefits, $1.1 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation of abandoned assets.

The following table sets forth the restructuring liability activity from June 30, 2007 through September 30, 2007 (in thousands):

Restructuring Plan initiated in:

	FY 02 through FY 05	FY 06		FY 07 Q1 Severance	FY 07 Q4 Severance	FY 07 Q4 Facility	Total Net Liability
	Facility	Facility	Severance
Balance as of June 30, 2007	$62,574	$425	$53	$6	$14,200	$—	$77,258
New charges (1)	—	57	(53)	—	621	51	676
Accretion expense	526	6	—	—	—	—	532
Cash paid, net of sublease income	(3,011)	(191)	—	(6)	(11,218)	(34)	(14,460)

Balance as of September 30, 2007	$60,089	$297	$—	$—	$3,603	$17	$64,006

As of September 30, 2007, the Company has sublease contracts in place for all of its exited facilities, which provide for approximately $43.1 million of future sublease income from third parties. Excluding leases for Musiwave locations, future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at September 30, 2007 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2008 (remaining)	$14,366	$(5,411)	$8,955
2009	18,870	(7,682)	11,188
2010	19,346	(7,938)	11,408
2011	20,387	(7,814)	12,573
2012	20,302	(7,835)	12,467
2013	16,487	(6,440)	10,047

	$109,758	$(43,120)	$66,638

Future accretion expense on the restructured facility obligation is $6.2 million, which will be recorded as restructuing expense over the life of the respective lease terms. Musiwave has facility operating lease commitments totaling $3.6 million through November 2013, which is comprised of annual rent of approximately $0.6 million.

(10) Gain on Sale of Technology and Other

During the quarter ended September 30, 2005, we sold certain intellectual property relating to a non-core product. In September 2006, proceeds of $1.3 million which were previously held in escrow were received by us and recorded in Gain on sale of technology and other when received.

(11) Income Taxes

Effective at the beginning of the first quarter of fiscal 2008, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has accrued $0.2 million for the potential payment of interest and penalties relating to unrecognized tax benefits and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $0.2 million during the fiscal quarter ended September 30, 2007. The Company historically classified unrecognized tax benefits in accrued liabilities. As a result of adoption of FIN 48, $2.3 million in unrecognized tax benefits were reclassified from accrued liabilities to long-term income taxes payable.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense on the Company’s consolidated statement of operations. As of the date of adoption of FIN 48, the Company had accrued $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits, as discussed above. During the quarter ended September 30, 2007, $24,000 of accrued interest and penalties was reversed in connection with the lapse of the applicable statute of limitations as discussed below, and $35,000 was included in the provision for income taxes, resulting in an ending accrued amount of $0.2 million.

The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $4.9 million. As a result of the lapse of the applicable statute of limitations for a particular tax position, the total amount of gross unrecognized tax benefits was reduced by $0.1 million during the quarter ended September 30, 2007. The total amount of gross unrecognized tax benefits was $4.8 million as of September 30, 2007. Of this amount, $2.9 million would affect the effective tax rate if realized, and $1.9 million would be recorded as a reduction of goodwill if realized.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal returns, the Company is generally no longer subject to tax examinations for years prior to June 30, 2006. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal 1995 through fiscal 2007, remain open to state tax examinations. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission on August 29, 2007, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.

Overview of Our Business and Products

Openwave is an independent provider of software products and services for the communications industry. We provide our global customer base with software and services that enable them to launch new revenue generating content and communications services, leveraging our technology expertise in our messaging, gateway, client and location businesses.

We have two categories of products:

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

For further detail regarding our products, see our Annual Report on Form 10-K for our fiscal year ended June 30, 2007.

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

Overview of Financial Results During the Three Months Ended September 30, 2007

The following table represents a summary of our operating results for our first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 (in thousands):

	Three Months Ended September 30,		Percent Change
	2007	2006
	(unaudited)
Revenues	$62,972	$83,811	-25%
Cost of revenues	29,299	33,505	-13%

Gross profit	33,673	50,306	-33%
Operating expenses	49,417	74,198	-33%

Operating loss	(15,744)	(23,892)	-34%
Interest and other income (expense), net	2,904	5,898	-51%
Income tax expense	954	2,071	-54%

Net loss	$(13,794)	$(20,065)	-31%

Revenues decreased 25% during the three months ended September 30, 2007 compared to the corresponding period of the prior year. The decrease was primarily in license revenues, which declined by 41% compared to the three months ended September 30, 2006. The decrease in license revenues was due to the reduction in bookings during the quarter ended September 30, 2007, to $46.2 million from $72.2 million in the first fiscal quarter of the prior year. The decrease in bookings relates partially to our product transitioning, as well as to a general decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization.

Operating expenses decreased $24.8 million during the three months ended September 30, 2007 compared to the corresponding period of the prior year. The decrease was due to certain unusual events during the three months ended September 30, 2006, including $5.5 million of costs associated with our internal stock option practices review and legal costs associated with related lawsuits and a $9.3 million decrease in restructuring costs. We also experienced various decreases in operating expenses as a result of our restructuring plan implemented during the fourth quarter of fiscal year 2007, as discussed in more detail below.

Operating Environment During the Three Months Ended September 30, 2007

Data revenues continue to comprise a small, but growing, portion of mobile telecommunications operators’ total services revenue today, with voice and messaging continuing to serve as primary revenue drivers. Although data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. One of the major contributing factors is that the industry has not made the sharing of communications and content simple enough for the consumer due to the current “multi-click and wait” environment. Openwave’s “zero click” access approach is making content resident on the idle screen, or home page, of the mobile device via widgets, and many of its new products including Openwave Open Web, Open Internet Browsing solution and Openwave Rich Mail, are designed to simplify access to and sharing of content and communications. These new technologies are designed to promote increased device usage and drive data growth in the industry in the mid-term. Until then, Openwave sees continued, but reduced, capital equipment spending levels by the operators in the infrastructure market overall. Many of the products that Openwave and our competitors sell will continue to be viewed by operators as cost centers that will maintain, but not grow, monthly ARPU until the industry succeeds in creating a more simple and intuitive experience for the user.

Openwave announced new Board members during the first fiscal quarter 2008. Newly appointed members include Patrick Jones a former financial executive with Intel and LSI Logic, Charles Levine, former President of Sprint PCS, and William Morrow, President and CEO of Pacific Gas and Electric and a former senior executive with Vodafone and Japan Telecom. Openwave’s President and CEO Robert Vrij has been appointed as the interim Chairman of the Board and the Company is actively seeking to appoint an independent chairman in the near term.

During the quarter ended September 30, 2007, Openwave worked with mobile operators and handset manufacturers to enable the delivery of personalized content and communications. Selected customer highlights include:

Server Products:

Gateway

•

Openwave’s next generation gateway solution features new funcitonalities, specifically multi-protocol and multi-service support, including Open Internet Browsing. Openwave signed an agreement with Sprint for its new hosted Open Web solution for Open Internet Browsing, which s enables Sprint to provide browsing support for full html pages on mobile handsets.

•

In Europe, Openwave also received an order from a top tier operator in support of their upcoming launch of open internet browsing services based on the Openwave Open Web solution, which is designed to deliver full internet content to mobile data-enabled devices.

•	Openwave signed a license agreement for its next generation gateway with Cellular South.

Messaging

•

SoftBank Telecom, one of Japan’s largest telecommunication companies, selected Openwave Rich Mail, an AJAX-based solution that provides a dynamic Web interface for broadband and mobile communications solutions.

•	Openwave also signed an agreement with a major North American cable company to trial Openwave Rich Mail.

Location

•

Openwave signed an agreement with a key operator based in Japan to deploy a new location solution based on Secure User Plan Location (SUPL) standards which is designed to enable higher accuracy location determination.

Client Products:

Openwave is working with a key EMEA OEM partners to develop a MIDAS Messaging UI that will allow them to offer operators a flexible way to present messaging services on the device.

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

For further discussion of our critical accounting policies and judgments, please refer to the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q and to our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Stock-based compensation

Stock-based compensation is recorded in accordance with FAS 123R, which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in the market traded options on Openwave common stock. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.5 million increase in the fair value of options granted during the quarter ended September 30, 2007. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover, as well as consideration of historical data regarding pre-vesting option forfeitures by employees. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of FAS 123R would have resulted in a change of less than $0.1 million in stock-based compensation expense for the quarter ended September 30, 2007. Effective July 1, 2007, our expected term of options granted was derived from historical data, which uses the actual post-vesting option exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. Previously, we derived the expected term from the midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”.

Summary of Operating Results

Three Months Ended September 30, 2007 and 2006

Revenues

We generate three different types of revenues. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; service revenues may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware.

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the three months ended September 30, 2007 and 2006 we had one significant customer, as shown in the following table:

	% of Total Revenue Three Months Ended September 30,
	2007	2006
Customer:
Sprint Nextel	21%	22%

The following table presents the key revenue information for the three months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2007	2006
Revenues:
License	$17,323	$29,570	-41%
Maintenance and support	21,644	22,813	-5%
Services	24,005	31,428	-24%

Total Revenues	$62,972	$83,811	-25%

Percent of revenues:
License	28%	35%
Maintenance and support	34%	27%
Services	38%	38%

Total Revenues	100%	100%

License Revenues

License revenues decreased by 41% during the three months ended September 30, 2007 as compared to the corresponding period of the prior year. As discussed above, the decrease in license revenues was due to the reduction in bookings during the quarter ended September 30, 2007, to $46.2 million from $72.2 million in the first fiscal quarter of the prior year. The decrease in bookings relates partially to our product transitioning, as well as to a general decrease in demand from several of our largest mobile operator customers who are experiencing restructuring and internal reorganization.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 5% for the three months ended September 30, 2007 compared to the corresponding period of the prior year. The decrease is a result of the reduced license bookings throughout the prior fiscal year. As license bookings decreases, maintenance and support revenues from new licenses are less likely to offset non-renewals or lower renewal amounts from existing customers.

Services Revenues

Services revenue decreased by 24% for the three months ended September 30, 2007, as compared to the corresponding period of the prior year. The decrease in the three months ended September 30, 2007, was primarily related to the decline in bookings as discussed above in license revenues.

Other Key Revenue Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,		Percent Change
	2007	2006
Disaggregated revenue:
Server	$52,970	$64,116	-17%
Client	10,002	19,695	-49%

Total Revenues	$62,972	$83,811	-25%

The decrease in total revenues, as discussed above, impacted server revenues less than client revenues due to the higher mix of service revenues in the server product line.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Percent Change
	2007	2006
Cost of revenues:
License	$2,879	$3,302	-13%
Maintenance and support	8,320	7,829	6%
Services	18,100	22,374	-19%

Total Cost of Revenues	$29,299	$33,505	-13%

	Three Months Ended September 30,
	2007	2006
Gross margin per related revenue category:
License	83%	89%
Maintenance and support	62%	66%
Services	25%	29%
Total Gross Margin	53%	60%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 13% during the three months ended September 30, 2007, compared to the corresponding period of the prior year. The decrease is attributable to the decrease in license revenues of 41%, offset by expenses related to certain royalties which are amortized at a minimum amount over the period products are licensed to us, regardless of the associated revenues we record.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support increased 6% during the three months ended September 30, 2007, as compared to the corresponding period of the prior year. The increase in cost of maintenance and support revenues can primarily be attributed to an increase in labor costs and associated allocations of $1.6 million and equipment costs of $0.3 million, partially offset by a decline in information technology expenses of $0.4 million and maintenance and services costs of $1.0 million.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 19% during the three months ended September 30, 2007, as compared to the corresponding period of the prior year. The decrease in cost of services for the three months ended September 30, 2007 versus the prior year is related to the decrease in services revenue of 24%. Costs of services did not decrease as much as services revenue decreased due to certain fixed services costs that continue regardless of revenue recognized.

Operating Expenses

Operating expenses decreased by 33% the three months ended September 30, 2007, as compared to the corresponding period of the prior year.

The following table represents operating expenses for the three months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months September 30,		Percent Change
	2007	2006
Operating expenses:
Research and development	$15,042	$18,258	-18%
Sales and marketing	18,533	25,051	-26%
General and administrative	13,920	15,470	-10%
Stock option review and related cost	—	5,492	N/A
Restructuring and other related costs	1,208	10,500	-88%
Amortization of intangible assets	714	714	0%
Gain on sale of technology	—	(1,287)	-100%

Total Operating Expenses	$49,417	$74,198	-33%

Percent of Revenues:
Research and development	24%	22%
Sales and marketing	29%	30%
General and administrative	22%	18%

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

During the three months ended September 30, 2007, research and development costs decreased 18% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our restructuring plan announced in June 2007. The year over year decrease in workforce resulted in decreases of $2.2 million in labor and associated costs, $0.2 million in stock based compensation, $0.2 million in consulting allocations and $0.3 million in departmental allocations.

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

During the three months ended September 30, 2007, sales and marketing costs decreased by 26% compared to the corresponding period in the prior year. The decrease is primarily attributable to the decrease in workforce as part of the FY2007 Q4 Restructuring Plan and resulted in a decrease of $3.7 million in labor and associated costs, a $1.7 million decrease in stock based compensation and $0.2 million in departmental allocations. Marketing costs also decreased by $0.7 million as the Company continued to focus on streamlining the business.

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

During the three months ended September 30, 2007, general and administrative costs decreased 10% compared to the corresponding period in the prior year. This decrease from the prior year can be attributed to the reduction in workforce from the FY2007 Q4 Restructuring Plan, which resulted in a reduction in both labor and related costs of $2.6 million and stock-based compensation of $1.3 million. These decreases were partially offset by an increase in professional fees of $1.9 million related primarily to litigation costs associated with the derivative lawsuits regarding alleged stock option granting practices.

Stock Option Review and Associated Costs

During the fourth quarter of fiscal 2006, the Board of Directors formed a Special Committee to investigate an informal request the Company received from the Securities and Exchange Commission regarding our historical stock option practices. As a result of the findings of the Special Committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. During this process, we incurred $5.5 million in additional professional fees, in particular related to legal and audit expenses during the three months ended September 30, 2006.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended September 30, 2007, decreased by 88% over the same period in the prior year. This decrease can be attributed to the fact that during the first quarter of fiscal 2007 the Company implemented a new restructuring plan resulting in a $9.9 million restructuring expense charge, versus only $0.7 million of similar charges in the current quarter resulting from the FY2007 Q4 Restructuring Plan.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended September 30,
	2007	2006
Developed and core technology	$1,899	$1,491
Customer contracts - licenses	137	6
Customer contracts - support	18	21
Customer relationships	687	687
Workforce in place	27	27

	$2,768	$2,232

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. The increase in amortization in fiscal year 2008 reflects the increase due to the acquisitions of Widerweb in February 2007 and SoloMio in October 2006. These assets are being amortized over an average useful life of four years.

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

Interest Income

Interest income was approximately $3.3 million for the three months ended September 30, 2007, as compared to $6.3 million for the corresponding period of the prior year. The decrease in interest income in the three months ended September 30, 2007 can be attributed to the reduction in interest-earning investments due to the $100.0 million stock repurchase program which occurred during the third and fourth quarters of fiscal 2007 and the $99.4 million cash dividend paid in the fourth quarter of fiscal 2007.

Interest Expense

Interest expense was approximately $1.2 million for the three months ended September 30, 2007, which was relatively consistent with the corresponding period in the prior year when interest expense was $1.3 million. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003.

Other Income (Expense), net

Other income (expense), net was approximately $0.8 million during both the three months ended September 30, 2007 and 2006. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense decreased by 54% for the three months ended September 30, 2007 compared to the corresponding period in the prior fiscal year due to the overall decline in revenue.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2007, we have foreign deferred tax assets recorded of approximately $4.6 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of September 30, 2007, we have approximately $1.6 million of deferred tax liabilities recorded with respect to acquisitions (exclusive of Musiwave) for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operations

During the third quarter of fiscal 2006, we acquired Musiwave, a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. During June 2007, we committed to a plan to sell Musiwave. In accordance with SFAS 144, Musiwave’s financial results have been classified as discontinued operations in our condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave are currently considered “held-for-sale” and all prior periods have been revised in the condensed consolidated balance sheet and condensed consolidated statement of operations to reflect Musiwave as a discontinued operation. See Note 3 for further information regarding the classification of Musiwave as a discontinued operation.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first quarter of fiscal year 2008. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for a description of our facility leases and Note 8 in the Notes to the consolidated financial statements. We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $43.1 million through our fiscal year 2013.

On October 2, 2006, in connection with our acquisition of SoloMio, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“SoloMio Earn Out”) of up to an additional $5.5 million. The actual amount of the SoloMio Earn Out payments, if any, will be determined based upon the achievement of revenue-related targets by the SoloMio product line over various periods between closing and December 31, 2007. No earn-out payments were made through September 30, 2007. During October 2007, we paid $0.8 million to the former shareholders of SoloMio. The majority of the $0.8 million will be reflected as an increase to goodwill and the portion paid to employees will be recorded as operating expense in the quarter ending December 31, 2007. The remaining potential SoloMio Earn Out pursuant to the merger agreement is $1.1 million, all of which may be earned during the fiscal quarter ended December 31, 2007.

On February 9, 2007, in connection with our acquisition of WiderWeb, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. During the first quarter of fiscal year 2008, approximately $0.8 million of the WiderWeb Earn Out was achieved. A total of $1.0 million of the WiderWeb Earn Out has been achieved as of September 30, 2007 and was charged to goodwill on the consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $3.0 million as of September 30, 2007. In addition, we may pay contingent consideration relating to a retention agreement (“Retention Amount”). The maximum amount potentially payable for the Retention Amount is $875,000 for the retention of certain key employees of WiderWeb for a two-year period beginning February 9, 2007.

Off-Balance Sheet Arrangements

As of September 30, 2007, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of September 30, 2007 and June 30, 2007, respectively (in thousands):

	September 30, 2007	June 30, 2007	Percent Change
Working capital	$27,281	$207,191	-87%
Cash and cash investments:
Cash and cash equivalents	$127,378	$80,581	58%
Short-term investments	77,512	160,063	-52%
Long-term investments	45,729	19,658	133%
Restricted cash and investments	19,292	20,347	-5%

Total cash and cash investments	$269,911	$280,649	-4%

	Three Months Ended September 30,
	2007	2006
Cash used for operating activities	$(10,446)	$(5,963)
Cash provided by (used for) investing activities	$55,623	$(18,881)
Cash provided by (used for) financing activities	$(447)	$25

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received approximately $145.7 million from the issuance of our $150.0 million convertible subordinated notes during the fiscal year ended June 30, 2004. While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working capital

Our working capital decreased by approximately $179.9 million, or 87%, from June 30, 2007 to September 30, 2007. The decrease was primarily attributable to the fact that our $149.2 million convertible subordinated notes that were previously classified in long term liabilities became a current liability beginning in the first quarter of fiscal year 2008. Other working capital decreases include a $16.6 million decrease in accounts receivable due to the reduction in bookings during the quarter ended September 30, 2007.

Cash used for operating activities

Cash used for operating activities was $10.4 million during the three months ended September 30, 2007, compared with cash used for operating activities of $6.0 million in the corresponding period of the prior year. This increased use of cash from operations primarily relates to increased payments for restructuring activities, which were $14.5 million during the three months ended September 30, 2007 versus $6.3 million in the same period of the prior year, offset by the improved net loss, net of non-cash items.

Cash provided by (used for) investing activities

Net cash provided by investing activities during the three months ended September 30, 2007 was $55.6 million, up $74.5 million from ($18.9) million used in investing activities during the three months ended September 30, 2006. This change was primarily due to the $74.2 million decrease in purchases of short-term and long-term investments, net of proceeds from maturities during the same timeframe.

Cash flows provided by (used for) financing activities

Net cash used for financing activities during the three months ended September 30, 2007 was $0.4 million, compared to cash provided by financing activities of $25,000 during the three months ended September 30, 2006. The majority of this increase in cash used for financing activities relates to the repurchase of common stock from employees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $0.4 million for the three months ended September 30, 2007. As of September 30, 2007, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	500	1.15	10/31/2007
CAD	1,500	1.06	10/31/2007
CAD	2,000	1.01	11/30/2007
EUR	2,500	0.73	10/31/2007
EUR	2,500	0.73	11/30/2007
EUR	3,500	0.73	12/31/2007
EUR	1,500	0.71	1/31/2007
JPY	50,000	114.24	10/31/2007
JPY	450,000	114.26	12/28/2007
GBP	2,000	0.50	10/17/2007

(b) Interest Rate Risk

As of September 30, 2007, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $270.0 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2007 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2008	2009	Thereafter	September 30, 2007 Total	September 30, 2007 Total
Certificate of Deposit	$9,500	$—	$—	$9,500	$9,498
Commercial Paper	10,164	—	—	10,164	10,162
Corporate Bonds	16,591	12,256	9,224	38,071	37,972
Auction Rate Securities	20,200	22,670	—	42,870	42,870
Asset Backed Securities	—	84	—	84	84
Federal Agencies	19,597	3,059	—	22,656	22,655

Total	$76,052	$38,069	$9,224	$123,345	$123,241

Weighted-average interest rate			5.7%

Additionally, we had $19.3 million of restricted investments that were included within restricted cash and investments on the condensed consolidated balance sheet as of September 30, 2007. $17.7 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. $1.1 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, a balance of $0.5 million comprises a trade letter of credit related to a customer contract that required us to purchase hardware from a specific vendor. The weighted average interest rate on our restricted investments was 4.1% at September 30, 2007. There have been no significant changes in risk exposure since September 30, 2007.

As of September 30, 2007, $22.7 million in certain auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results. As such, the fair value of these instruments was estimated at par value by a third party pricing firm that supplies pricing estimates to our investment managers. These instruments are all rated AAA by Standard and Poor’s and Aaa by Moody’s and $17.0 million of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. If these securities begin trading below par value in the future, we may be required to record losses on these investments if the decline in value is not deemed temporary.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling. We believe a loss is not probable and estimable. Therefore no amount has been accrued as of September 30, 2007.

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

On September 5, 2006, the state court consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. On August 21, 2006, the individual defendants, joined by Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 4, 2006, the state court granted the defendants’ motion to stay. The state court actions will remain pending and Openwave and the individual defendants will provide periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of September 30, 2007 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the federal district court entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007, and the court had not yet issued an order with respect to defendants’ motions. The consolidated federal court action is in its very early stages. No amount is accrued as of September 30, 2007 as a loss is not considered probable and reasonably estimable.

Securities Class Action.

Between February 21, and March 27, 2007, four substantially similar securities class action complaints were filed in the United States District Court for the Southern District of New York against Openwave and four current and former officers of the Company. The complaints purport to be filed on behalf of all persons or entities who purchased Openwave stock from September 30, 2002 through October 26, 2006 (the “Class Period”), and allege that during the Class Period, the defendants engaged in improper stock options backdating and issued materially false and misleading statements in the Company’s public filings and press releases regarding the manner in which Openwave granted and accounted for the options. Based on these allegations, the complaints assert two causes of action – one against all defendants for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and a second against the individual defendants for violation of Section 20(a) of the Exchange Act.

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

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act of 1933 as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Securities Exchange Act of 1934 claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Sercurities, Inc., and Thomas Weisel Partners LLC have all been dismissed as defendants from the litigation. The remaining defendants are the Company, certain former officers of the Company, and certain former and current directors of the Company. The securities class action action is in its very early stages. No amount is accrued as of June 30, 2007 as a loss is not considered probable and reasonably estimable.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect the Company’s business, financial condition, and/or operating results.

There have been no material changes to the Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a vote of Security Holders

None.

Item 5.	Other Information

On August 27, 2007, the Company’s Board approved the amendment and restatement of the Company’s Amended and Restated Bylaws to implement changes to the procedures by which a stockholder can make director nominations for consideration at the annual meeting of stockholders. As revised, for a stockholder’s notice of a director nominee to be timely, such notice must be received no less than ninety (90) and no more than one hundred twenty (120) days prior to the anniversary of the preceding year’s annual meeting date. Further, the amendments provide that if the annual meeting is set for a date more than twenty-five (25) days before or after the anniversary of the preceding year’s annual meeting, such stockholder notice must be received not later than the tenth (10th) day following public disclosure of such annual meeting date. However, in order to provide sufficient time for stockholders to provide notice, the Amended and restated Bylaws provide that for the 2007 annual meeting, stockholder notice must have been received no later than the thirtieth (30th) day following public disclosure of the 2007 annual meeting date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.1	Severance and Release Agreement with Harold L. Covert, dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K files August 2, 2007).

10.2	Employment Agreement with Dr. Jean-Yves Dexmier, dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K files August 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2007

OPENWAVE SYSTEMS INC.

By:	/s/ Jean-Yves Dexmier
Jean-Yves Dexmier
Chief Financial Officer
(Principal Financial and Accounting Officer
And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.1	Severance and Release Agreement with Harold L. Covert, dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K files August 2, 2007).

10.2	Employment Agreement with Dr. Jean-Yves Dexmier, dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K files August 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.