Form 10-Q
period 2007-12-31
OPENWAVE SYSTEMS INC
filed 2008-02-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of January 31, 2008 there were 83,354,366 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2007	June 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$150,449	$80,581
Short-term investments	81,340	160,063
Restricted cash	242	2,061
Accounts receivable, net	51,020	72,894
Prepaid expenses and other current assets	24,760	30,482
Note receivable from sale of discontinued operation	5,883	—
Current assets of discontinued operation	—	19,039

Total current assets	313,694	365,120

Property and equipment, net	17,156	19,834
Long-term investments and restricted cash and investments	60,764	37,944
Deposits and other assets	7,294	4,575
Goodwill	68,156	65,560
Intangible assets, net	15,086	20,602
Noncurrent assets of discontinued operation	—	34,652

Total assets	$482,150	$548,287

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,648	$10,288
Accrued liabilities	50,325	56,344
Accrued restructuring costs	13,220	26,118
Deferred revenue	44,547	46,342
Convertible subordinated notes, net	149,430	—
Current liabilities of discontinued operations	—	18,837

Total current liabilities	260,170	157,929

Accrued restructuring costs, net of current portion	46,478	51,140
Deferred revenue, net of current portion	8,899	11,917
Deferred rent obligations	2,082	1,649
Long term income taxes payable	1,757	—
Deferred tax liabilities, net of current portion	—	1,349
Convertible subordinated notes, net	—	149,017
Noncurrent liabilities of discontinued operation	—	5,034

Total liabilities	319,386	378,035

Commitments and contingencies
Stockholders’ equity:
Common stock	83	83
Additional paid-in capital	3,177,708	3,171,534
Accumulated other comprehensive income (loss)	(1,721)	2,485
Accumulated deficit	(3,013,306)	(3,003,850)

Total stockholders’ equity	162,764	170,252

Total liabilities and stockholders’ equity	$482,150	$548,287

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:
License	$16,827	$24,789	$34,150	$54,359
Maintenance and support	20,887	22,833	42,531	45,646
Services	25,467	28,070	49,472	59,498

Total revenues	63,181	75,692	126,153	159,503

Cost of revenues:
License	3,028	2,666	5,907	5,968
Maintenance and support	7,719	8,091	16,039	15,920
Services	20,012	20,802	38,112	43,176

Total cost of revenues	30,759	31,559	60,058	65,064

Gross profit	32,422	44,133	66,095	94,439

Operating expenses:
Research and development	14,982	17,807	30,024	36,065
Sales and marketing	19,508	24,471	38,041	49,522
General and administrative	10,120	16,986	24,040	32,456
Stock option review and related costs	—	750	—	6,242
Restructuring and other related costs	328	2,024	1,536	12,524
Amortization of intangible assets	714	713	1,428	1,427
Gain on sale of technology and other	—	—	—	(1,287)

Total operating expenses	45,652	62,751	95,069	136,949

Operating loss from continuing operations	(13,230)	(18,618)	(28,974)	(42,510)
Interest income	3,025	5,964	6,345	12,268
Interest expense	(1,221)	(1,250)	(2,434)	(2,505)
Other income, net	675	231	1,472	1,080

Loss from continuing operations before provision for income taxes	(10,751)	(13,673)	(23,591)	(31,667)
Income tax expense	544	1,319	1,498	3,390

Net loss from continuing operations	(11,295)	(14,992)	(25,089)	(35,057)

Discontinued operation:
Net loss from discontinued operation, net of tax	(286)	(784)	(637)	(5,256)
Gain on sale of discontinued operation	16,455	—	16,455	—

Net income (loss)	$4,874	$(15,776)	$(9,271)	$(40,313)

Basic and Diluted net income (loss) per share from:
Continuing operations	$(0.14)	$(0.16)	$(0.30)	$(0.37)
Discontinued operation	$0.20	$(0.01)	$0.19	$(0.06)

Net income (loss)	$0.06	$(0.17)	$(0.11)	$(0.43)

Shares used in computing basic and diluted net income (loss) per share	82,397	93,352	82,310	93,189

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,271)	$(40,313)
Gain on sale of discontinued operation	(16,455)	—
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	10,367	14,253
Stock-based compensation	6,052	15,049
Noncash restructuring charges	1,045	2,616
Provision for (recovery of) doubtful accounts	(1,419)	1,978
Amortization of discount on convertible debt and debt issuance costs	413	506
Amortization of premiums/discounts on investments, net	(349)	(324)
Loss on disposal of property and equipment	—	51
Deferred tax liability, net	(1,371)	(4,371)
Gain on sale of technology and other	—	(1,287)
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	21,394	2,733
Prepaid expenses, deposits, and other assets	2,292	(7,647)
Accounts payable	(7,076)	(3,533)
Accrued liabilities	(9,928)	12,199
Accrued restructuring costs	(18,605)	(8,281)
Deferred revenue	(5,224)	(4,076)

Net cash used for operating activities	(28,135)	(20,447)

Cash flows from investing activities:
Purchases of property and equipment	(3,335)	(7,807)
Net proceeds from sale of technology and other	1,065	1,287
Acquisitions, net of cash acquired	—	(8,532)
Sale of discontinued operation, net of cash sold	39,382	—
Earnout payment related to acquisition	(546)	—
Restricted cash related to acquisition	—	(1,250)
Purchases of short-term investments	(44,836)	(128,604)
Proceeds from sales and maturities of short-term investments	118,662	186,286
Reclass of cash equivalents to short-term investments	(9,796)	—
Purchases of long-term investments	(9,325)	(30,663)
Proceeds from sales and maturities of long-term investments	983	4,663
Restricted cash and investments	225	1,182

Net cash provided by investing activities	92,479	16,562

Cash flows from financing activities:
Payment on note payable	(113)	(305)
Proceeds from issuance of common stock, net	88	146
Cash used to repurchase common stock from employees	(505)	(938)
Employee stock purchase plan	536	—

Net cash provided by (used for) financing activities	6	(1,097)

Effect of exchange rates on cash and cash equivalents	—	120

Net increase (decrease) in cash and cash equivalents	64,350	(4,862)
Cash and cash equivalents at beginning of period	86,099	172,546

Cash and cash equivalents at end of period	$150,449	$167,684

Cash and cash equivalents included in discontinued operation	$—	$3,558

Cash and cash equivalents at end of period	$150,449	$164,126

Supplemental disclosures of cash flow information:
Cash flows from discontinued operation:
Net cash used in operating activities	$(6,107)	$(256)
Net cash used in investing activities	(458)	(1,499)
Net cash provided by financing activities	3,065	843
Effect of exchange rate on cash and cash equivalents	—	(72)

Net cash used in discontinued operation	(3,500)	(984)

Cash paid for income taxes	$505	$4,376

Cash paid for interest	$2,435	$2,570

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2007 and June 30, 2007, and the results of operations for the three and six months ended December 31, 2007 and 2006 and cash flows for the six months ended December 31, 2007 and 2006. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

On June 3, 2007, the Board of Directors approved the disposition of the Musiwave S.A. (“Musiwave”) business. The Company accounted for the planned sale of Musiwave as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect Musiwave as a discontinued operation. On December 31, 2007, the Company completed the sale of Musiwave to Microsoft Corporation. Unless noted otherwise, discussions in the notes to the unaudited condensed consolidated financial statements pertain to our continuing operations.

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

Reclassifications

Amounts relating to accretion of discounts, net of amortization of premiums, on available for sale securities have been reclassified between Net cash used for operating activities and Net cash provided by investing activities for the six months ended December 31, 2006 on the condensed consolidated statement of cash flows to correct an error. The impact was to increase Net cash used for operating activities by $0.3 million and to increase Net cash provided by investing activities by $0.3 million. In addition, $2.9 million and $3.3 million of accrued interest receivable previously reflected as Cash and cash equivalents as of June 30, 2006 and December 31, 2006, respectively, has been included in Prepaid expenses and other current assets on the condensed consolidated balance sheets and statements of cash flows. The impact of these two reclassifications increased Net cash used for operating activities by $0.7 million.

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policy from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2007.

Stock Based Compensation

The Company accounts for its stock options under FASB SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Stock-based compensation related to:
Grants of nonvested stock	$293	$994	$524	$2,179
Stock options granted to employees and directors	3,250	5,458	5,105	9,818
Employee stock purchase plan	(119)	—	139	—
Stock options granted to employees of discontinued operations	139	93	284	254
Awards accelerated in relation to restructuring	—	1,687	—	2,798

Stock-based compensation recognized in the consolidated statements of operations	$3,563	$8,232	$6,052	$15,049

During the six months ended December 31, 2007 and 2006, the Company recorded a $6,000 and $0.3 million tax benefit related to stock option expense recognized during each of the respective periods.

During the quarter ended September 30, 2007, the Company accelerated the vesting of 4,723 shares of restricted stock held by the former Chief Financial Officer (“CFO”) of the Company. As a result of that modification, the Company recorded approximately $27,000 in stock-based compensation expense, which represents the value of the modified award. Additionally, the Company, reversed previously recognized stock-based compensation expense of approximately $40,000 related to the award as the service condition of the original award was not expected to be satisfied.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company’s expected volatility is based upon the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock. Prior to July 1, 2007, the Company derived the expected term from the midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” As of July 1, 2007, the Company determined enough historical data was available to estimate the expected term for new grants based upon actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Expected volatility	70.2%	81.8%	61.9%	88.5%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	2.76-5.83	5.75-6.06	2.76-6.04	5.75-6.06
Risk-free rate	3.9%	4.6%	4.5%	4.8%

The Company determines the fair value of nonvested shares based on the closing price of its common stock on NASDAQ National Market on the date of grant.

A summary of option activity from July 1, 2007 to December 31, 2007 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2007	8,472	$13.67	4.86	$869
Options granted	2,157	4.29
Exercised	(32)	2.75
Forfeited, canceled or expired	(4,408)	14.77

Outstanding at December 31, 2007	6,189	$9.68	6.65	$90

Vested and expected to vest at December 31, 2007	5,016	$10.26	6.39	$79

Exercisable at December 31, 2007	3,259	$12.36	5.71	$57

The weighted average grant date fair values of options granted during the six months ended December 31, 2007 and 2006 were $2.55 and $6.28, respectively. The total intrinsic values of options exercised during the six months ended December 31, 2007 and 2006 were $0.1 million and $0.2 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares from July 1, 2007 to December 31, 2007 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2007	561	$10.42
Nonvested shares granted	563	4.51
Vested	(83)	10.07
Forfeited	(282)	10.10

Nonvested at December 31, 2007	759	$6.15

As of December 31, 2007, there was $4.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next four years. The total fair value of shares vested during the six months ended December 31, 2007 and 2006 was $0.8 million and $9.2 million, respectively.

The impact on our results of operations of recording stock-based compensation for the three and six months ended December 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Stock-based compensation by category:
Maintenance and support services	$415	$423	$615	$605
Services	510	541	810	824
Research and development	819	673	1,199	1,247
Sales and marketing	878	2,151	1,685	4,679
General and administrative	802	2,664	1,459	4,642
Discontinued operations	139	93	284	254
Restructuring and other related costs	—	1,687	—	2,798

	$3,563	$8,232	$6,052	$15,049

(b) Reinstatement of Employee Stock Purchase Plan

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which it suspended in October 2002. Eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the six months ended December 31, 2007 was $0.1 million.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock. The expected term is six months, coinciding with each offering period. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Three and Six Months Ended December 31,
2007
Expected volatility	70.2%
Expected dividends	0%
Expected term (in years)	0.5
Risk-free rate	3.7%

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company’s fiscal year beginning July 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company’s fiscal year beginning July 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for the Company’s fiscal year beginning July 1, 2008. The adoption of EITF Issue No. 07-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 160 on its consolidated financial position, results of operations or cash flows.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	884	1,310	773	1,441
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	200	408	219	410
Options that were excluded from the computation of dilutive shares	6,526	10,510	6,826	10,350
outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter
Shares resulting from an “as-if” conversion of the convertible debt	8,154	8,154	8,154	8,154

(3) Discontinued Operation

In January 2006, the Company acquired Musiwave, S.A. (“Musiwave”). The Company committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

During the fourth quarter of fiscal 2007 the Company recorded an impairment charge of $7.0 million to intangible assets and $81.0 million to goodwill, respectively, related to a reassessment of the carrying value of Musiwave’s long-lived assets in Impairments of assets of discontinued operations, net of tax in the consolidated results of operations.

On December 31, 2007, the Company sold Musiwave for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million which the purchaser placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The note receivable is due on June 30, 2008 and bears interest at 5% per annum, payable quarterly. The Company recognized a gain of $16.5 million in the quarter ended December 31, 2007. The purchase price is subject to a potential purchase price adjustment regarding working capital, if any, which will be reflected as gain/(loss) on sale of discontinued operation in the period determined. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow. The financial results of Musiwave included in discontinued operation were as follows (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006
Revenue of discontinued operation	$7,063	$8,212	$14,252	$15,852

Loss from discontinued operation	(152)	(2,086)	(447)	(6,805)
Income tax (benefit) expense	134	(1,302)	190	(1,549)

Net loss from discontinued operation, net of taxes	$(286)	$(784)	$(637)	$(5,256)

The following table presents the carrying amounts of major classes of assets and liabilities relating to the discontinued operation at June 30, 2007 (in thousands):

June 30, 2007
Assets:
Cash and cash equivalents	$5,518
Short term investments	327
Accounts receivable, net	9,755
Prepaid and other current assets	3,439

Total current assets of discontinued operation	19,039
Property and equipment, net	1,833
Goodwill	7,339
Intangibles, net	22,730
Deposits and other assets	2,750

Total non-current assets of discontinued operation	34,652
Liabilities:
Accounts payable	4,293
Accrued liabilities	13,725
Deferred revenue	819

Total current liabilities of discontinued operation	18,837
Deferred revenue, net of current portion	2,094
Deferred tax liabilities, net of deferred tax assets	2,940

Total non-current liabilities of discontinued operation	5,034

As of December 31, 2007, there were no assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

The cash flows from the discontinued operation, as presented in the condensed consolidated statement of cash flows, related to the ongoing operations of Musiwave through December 31, 2007. Cash flows of the discontinued operation are identified by considering the separate legal entities of Musiwave.

The foreign currency translation adjustments associated with Musiwave of $3.3 million was eliminated upon the sale of Musiwave. See Note 5 (e) Accumulated Other Comprehensive Income (Loss) below.

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

The Company has organized its operations based on a single operating segment. The disaggregated revenue information reviewed on a product category basis by the CEO includes: (i) server software and services; and (ii) client software and related services.

Server software and services includes, but is not limited to: software which enables end users to exchange electronic mail and multimedia messages from PCs, wireline telephones and mobile phones; software that contains the foundation software required to enable Internet connectivity to mobile devices and to build a set of applications for mobile users; our system solutions software and services; and third-party hardware. Server software and services products include the following: email; IP Voicemail; Messaging Anti-Abuse products and services; other messaging products; Openwave Mobile Access Gateway; Openwave Location Products; Multimedia Messaging Services (“MMS”); Openwave Provisioning Manager; and packaged solution elements which include software licenses, professional services, third-party software and hardware.

Client software and related services primarily include the Openwave Mobile Browser which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Disaggregated revenue
Server	$47,428	$65,330	$100,398	$129,446
Client	15,753	10,362	25,755	30,057

Total revenues	$63,181	$75,692	$126,153	$159,503

The Company markets its products primarily from its operations the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenue in different geographic regions is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
United States	$26,864	$33,918	$53,995	$72,134
Americas, excluding the United States	3,812	6,843	8,352	11,484
Europe, Middle East, and Africa	10,943	13,816	26,569	26,616
Japan	14,599	8,897	22,444	19,321
Asia Pacific, excluding Japan	6,963	12,218	14,793	29,948

Total revenues	$63,181	$75,692	$126,153	$159,503

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three and six months ended December 31, 2007 and 2006 was as follows:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2007	2006	2007	2006
Customer:
Sprint Nextel	21%	20%	21%	21%
KDDI	12%	1%	6%	1%

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	December 31, 2007	June 30, 2007
Accounts receivable	$38,319	$60,435
Unbilled accounts receivable	15,766	16,673
Allowance for doubtful accounts	(3,065)	(4,214)

	$51,020	$72,894

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at December 31, 2007 and June 30, 2007 were as follows:

	% of Total Accounts Receivable
	December 31, 2007	June 30, 2007
Customer:
Sprint Nextel	12%	19%

(b) Long-term Investments

As of December 31, 2007, $21.9 million in certain auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results. The fair value of these instruments was estimated by the six different investment firms that hold these instruments on our behalf. The Company has reviewed the investment firms’ valuation methodologies and has determined that such methodologies are reasonable. The cost of these instruments was $22.7 million. The difference between cost and market value of $0.8 million as of December 31, 2007 is included in unrealized loss in Accumulated other comprehensive income within Total stockholders’ equity. These instruments are all rated AAA by Standard and Poor’s and Aaa by Moody’s and $17.0 million of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. The Company may be required to record losses on these investments if the decline in value is deemed other-than temporary.

In December 2007, the investment manager of an enhanced cash money market fund in which the Company had invested in halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of December 31, 2007, the market value of our pro-rata share of investments in the fund was $9.7 million. This instrument was reclassified to short-term investments from cash and equivalents. The difference of $0.1 million between the cost of $9.8 million and the $9.7 million market value of this holding, as of December 31, 2007, has been recorded as an other-than-temporary impairment charge in the statement of operations. Partial distributions totaling $2.4 million were received during January 2008. The Company has no other amounts invested in enhanced cash funds.

(c) Goodwill and Intangible Assets, net

The following table presents a roll-forward of goodwill and intangible assets from June 30, 2007 to December 31, 2007 (in thousands):

	Balance as of June 30, 2007	Additions		Amortization	Balance as of December 31, 2007
Goodwill	$65,560	$2,596	(a)	$—	$68,156
Intangibles assets:
Developed and core technology	16,946	—		(3,778)	13,168
Customer contracts - licenses	309	—		(272)	37
Customer contracts - support	169	—		(38)	131
Customer relationships	3,025	—		(1,374)	1,651
Workforce in place	153	—		(54)	99

	$86,162	$2,596		$(5,516)	$83,242

(a) Additions to goodwill during the first six months of fiscal 2008 relate to the release of $1.25 million held in escrow related to the purchase of Solomio and $0.5 million and $0.8 million related to the Solomio Earn Out and the WiderWeb Earn Out, respectively, pursuant to the acquisition agreements. For further details see Note 6 below.

Total amortization expense related to intangible assets during the three and six months ended December 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Developed and core technology	$1,879	$1,792	$3,778	$3,283
Customer contracts - licenses	135	137	272	143
Customer contracts - support	20	38	38	59
Customer relationships	687	687	1,374	1,374
Workforce in place	27	26	54	53

	$2,748	$2,680	$5,516	$4,912

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of acquired customer relationships and workforce in place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of December 31, 2007 and June 30, 2007 (in thousands):

	December 31, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$38,895	$(25,727)	$13,168	$38,895	$(21,949)	$16,946
Customer contracts - licenses	4,992	(4,955)	37	4,992	(4,683)	309
Customer contracts - support	417	(286)	131	417	(248)	169
Customer relationships	11,802	(10,151)	1,651	11,802	(8,777)	3,025
Workforce in place	414	(315)	99	414	(261)	153

	$56,520	$(41,434)	$15,086	$56,520	$(35,918)	$20,602

The following table presents the estimated future amortization of intangible assets, based upon the intangible assets recorded as of December 31, 2007, (in thousands):

Fiscal Year	Amortization
2008 (remaining)	$5,215
2009	6,010
2010	1,680
2011	1,620
2012	561

$15,086

(d) Deferred Revenue

As of December 31, 2007 and June 30, 2007, the Company had deferred revenue of $53.4 million and $58.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

•	amounts billed prior to acceptance of product or service;

•	new version coverage and/or maintenance and support elements prior to the delivery of service;

•	subscriber licenses committed in excess of subscribers activated for arrangements being recognized on a subscriber activation basis; and

•	license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $14.8 million and $20.4 million as of December 31, 2007 and June 30, 2007, respectively.

(e) Accumulated Other Comprehensive Income ( Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2007	June 30, 2007
Unrealized loss on marketable securities	$(947)	$(67)
Cumulative translation adjustments	(774)	2,552

Accumulated other comprehensive income (loss)	$(1,721)	$2,485

Comprehensive income (loss) is comprised of net income (loss), changes in unrealized gain (loss) on marketable securities and changes in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income (loss)	$4,874	$(15,776)	$(9,271)	$(40,313)
Other comprehensive income:
Change in unrealized gain (loss) on marketable securities	(827)	(100)	(880)	484
Change in accumulated foreign currency translation adjustments	(3,326)	99	(3,326)	120

Total comprehensive income (loss)	$721	$(15,777)	$(13,477)	$(39,709)

(6) Acquisitions

Acquisition of WiderWeb

On February 9, 2007, the Company acquired all of the outstanding shares of WiderWeb Limited (“WiderWeb”), a developer of mobile web access solutions, for initial aggregate consideration of approximately $3.6 million (the “Initial Consideration”). The Initial Consideration consisted of the payment of cash consideration of $3.3 million and transaction costs of $0.3 million, consisting primarily of professional services fees.

In addition to the Initial Consideration, Openwave may pay contingent consideration relating to a retention agreement (“Retention Amount”). The maximum amount payable for the Retention Amount is $875,000 for the retention of four key employees of WiderWeb for a two-year period which began on February 9, 2007. The Retention Amount is being amortized over the two-year period as compensation expense. On February 9, 2008, fifty percent of the Retention Amount will be distributed to the four individuals pursuant to the terms of the purchase agreement, each of whom remains an employee of the Company. The remaining Retention Amount shall be distributed to the four individuals on February 9, 2009, assuming each individual remains an employee of Openwave. If the individual ceases to be an employee his prorata portion of the Retention Amount will be forfeited in favor of the Company.

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.0 million of the WiderWeb Earn Out has been achieved as of December 31, 2007 and was charged to goodwill on the consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $3.0 million as of December 31, 2007.

The Initial Consideration also does not include $875,000, in promissory notes issued in favor of the selling shareholders, bearing an interest rate of 5% per annum. Pursuant to the terms of the notes, if there are no claims for indemnification made by the Company, one half of the $875,000 is payable on February 9, 2008 and the other half is payable May 9, 2008. Such payments will be charged to goodwill on the consolidated balance sheet at the time of payment.

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

Acquisition of SoloMio

On October 2, 2006, the Company acquired all of the outstanding shares of SoloMio Corporation (“SoloMio”), for initial aggregate consideration of approximately $9.8 million (the “Initial Consideration”). The Initial Consideration consisted of the payment of cash consideration of $9.5 million and transaction costs of $0.3 million, consisting primarily of professional services fees.

During the quarter ended September 30, 2007, the Company released the amounts held in escrow for indemnification claims. Upon this release, $1.25 million previously recorded as restricted cash was reclassified to goodwill on the consolidated balance sheet.

In addition to the Initial Consideration paid for the purchase, the Company paid $0.8 million in October 2007 to the former shareholders of SoloMio pursuant to the terms of the merger agreement regarding certain SoloMio-related revenue targets (“SoloMio Earn Out”). $0.5 million of the payment was reflected as an increase to goodwill and the portion paid to employees was recorded as operating expense in the quarter ended December 31, 2007. The SoloMio Earn Out period expired on December 31, 2007, and no further amounts have been earned or will be paid pursuant to the SoloMio Earn Out.

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

(7) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes were recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $207,000 and $416,000 of the discount has been amortized during the three and six months ended December 31, 2007, respectively, compared to approximately $207,000 and $416,000 in the corresponding periods of the prior year. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900,000 of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $45,000 and $90,000 of debt issuance costs has been amortized during the three and six months ended December 31, 2007, respectively, equal to the amounts for the corresponding periods of the prior fiscal year.

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

Pursuant to the issuance of the Notes, the Company agreed to maintain certain covenants. These covenants include, among others, (1) the timely payment of principal, premium, if any, and interest on the Notes; (2) the filing of the periodic and other reports that the Company is required to file with the SEC pursuant to the Securities Exchange Act of 1934 with the trustee within 15 days after such reports are filed with the SEC; and (3) the delivery to the trustee of a compliance certificate within 120 days of the end of each fiscal year.

If the Company fails to observe or correct certain covenants for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Notes. Upon an event of default, the trustee or holders of at least 25% in aggregate principal amount of the Notes may accelerate the Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority in aggregate principal amount of the Notes may rescind or annul acceleration if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration. As of December 31, 2007 the Company is in compliance with all debt covenants.

(8) Commitments and Contingencies

Litigation

IPO securities class action.

On November 5, 2001, a securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased shares of the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of its present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued by Credit Suisse First Boston, Hambrecht & Quist, Robertson Stephens, and Piper Jaffray. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling. We believe a loss is not probable and reasonably estimable. Therefore no amount has been accrued as of December 31, 2007.

Shareholder Derivative Lawsuits.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 4, 2006, the state court granted the defendants’ motion to stay. The state court actions will remain pending and Openwave and the individual defendants will provide periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of December 31, 2007 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the United States District Court, Northern District of California entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, as well as certain equitable relief and attorneys’ fees and costs. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007, and the court has not yet issued an order with respect to defendants’ motions. The consolidated federal court action is in its very early stages. No amount is accrued as of December 31, 2007 as a loss is not considered probable and reasonably estimable.

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

On April 25, 2007, the Company and the individual defendants filed a joint motion to transfer the actions to the Northern District of California where the related shareholder derivative class actions are pending. On May 18, 2007, the court entered an order consolidating the four securities class actions into a single action captioned In re: Openwave Systems Securities Litigation (Master File 07-1309 (DLC)), and appointing the lead plaintiff and lead plaintiff’s counsel. On June 14, 2007, the court entered an order denying the motion to transfer.

On June 29, 2007, the plaintiffs filed a consolidated and amended class action complaint. The consolidated and amended complaint adds 17 additional defendants, including several current and former Openwave officers and directors, KPMG LLP, and Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC. The consolidated and amended complaint alleges claims for violation of Sections 10(b), 20(a) and 20(A) of the Exchange Act and Rule 10b-5, as well as claims for violation of Sections 11, 12(a)(2) and 15 of the Securities Act arising out of the Company’s 2005 public offering. The complaint seeks money damages, equitable relief, and attorneys’ fees and costs.

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC have all been dismissed as defendants from the litigation. The remaining defendants are the Company, certain former officers of the Company, and certain former and current directors of the Company. The securities class action is in its very early stages. No amount is accrued as of December 31, 2007 as a loss is not considered probable and reasonably estimable.

Simmonds v. Credit Suisse Group, et al.,

On October 3, 2007, Vanessa Simmonds filed stockholder derivative suit in the United States District Court for the Western District of Washington (Case No.C07-1580 JLR) on behalf of the Company naming Credit Suisse Group, Bank of America Corporation, and J.P. Morgan Chase & Co. as defendants. The Company is named as a nominal defendant. The plaintiff alleges that the defendants, all of whom acted as co-lead underwriters for the Company’s 1999 initial public offering, violated the “short-swing profit” prohibition set forth in Section 16(b) of the Securities Exchange Act of 1934 by purchasing and selling Openwave securities within a six-month period, and violated Section 16(a) by failing to report transactions in the Company’s securities as a group. The plaintiff demands that each of the defendants disgorge profits from all transactions in the Company’s securities found to be in violation of Section 16(b), prejudgment interest, attorneys’ fees and costs.

Indemnification claims.

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of December 31, 2007, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

The following table sets forth the restructuring liability activity from June 30, 2007 through December 31, 2007 (in thousands):

Restructuring Plan initiated in:

	FY 02 through FY 05	FY 06		FY 07 Q1	FY 07 Q4	FY 07 Q4	Total Net
	Facility	Facility	Severance	Severance	Severance	Facility	Liability
Balance as of June 30, 2007	$62,574	$425	$53	$6	$14,200	$—	$77,258
New charges	—	57	(53)	—	621	51	676
Accretion expense	526	6	—	—	—	—	532
Cash paid, net of sublease income	(3,011)	(191)	—	(6)	(11,218)	(34)	(14,460)

Balance as of September 30, 2007	$60,089	$297	$—	$—	$3,603	$17	$64,006

New charges	—	14	—	—	(199)	—	(185)
Accretion expense	509	4	—	—	—	—	513
Cash paid, net of sublease income	(2,991)	(190)	—	—	(1,438)	(17)	(4,636)

Balance as of December 31, 2007	$57,607	$125	$—	$—	$1,966	$—	$59,698

As of December 31, 2007, the Company has sublease contracts in place for all of its exited facilities, which provide for approximately $41.6 million of future sublease income from third parties. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at December 31, 2007 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2008 (remaining)	$9,724	$(3,938)	$5,786
2009	18,870	(7,682)	11,188
2010	19,346	(7,938)	11,408
2011	20,387	(7,814)	12,573
2012	20,302	(7,835)	12,467
2013	16,487	(6,440)	10,047

	$105,116	$(41,647)	$63,469

Future accretion expense on the restructured facility obligation is $5.7 million, which will be recorded as restructuring expense over the life of the respective lease terms.

(10) Gain on Sale of Technology and Other

During the quarter ended September 30, 2005, we sold certain intellectual property relating to a non-core product. In September 2006, proceeds of $1.3 million which were previously held in escrow were received by us and recorded in Gain on sale of technology and other when received.

(11) Income Taxes

Effective at the beginning of the first quarter of 2008, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has accrued $0.2 million for the potential payment of interest relating to unrecognized tax benefits, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in an increase to retained deficit of $0.2 million. The Company historically classified unrecognized tax benefits in accrued liabilities. As a result of adoption of FIN 48, $2.3 million in unrecognized tax benefits were reclassified from accrued liabilities to long-term income taxes payable.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. As of the date of the adoption of FIN 48, the Company had accrued $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits, as discussed above. The accrued interest and penalties balance at December 31, 2007 remains $0.2, with minimal activity during the six months ended December 31, 2007. During the three and six months ended December 31, 2007, the liability for unrecognized tax benefits decreased by $0.5 million and $0.7 million, respectively, related to resolution of various tax positions.

The total amount of gross unrecognized tax benefits was $4.2 million as of December 31, 2007. Of this amount $2.3 million would affect the effective tax rate if realized, and $1.9 million would be recorded as a reduction of goodwill if realized. The Company files U.S. federal, state, and foreign tax returns. For federal returns, the Company is generally no longer subject to tax examinations for years prior to the fiscal year ended June 30, 2006. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal year 1995 through fiscal 2007, remain open to state tax examinations with the exception of Alabama and Massachusetts. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “continues,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise.

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

We have two categories of products:

•

Server products that are integrated at the edge and core of operator networks to enable the delivery of voice and video communication, messaging, location and content services to mobile handsets and personal computers; and

•	Client software that is embedded in mobile phones that allows handset manufacturers and operators to create and render rich service interfaces for mobile browsing, messaging and content services.

For further detail regarding our products, see our Annual Report on Form 10-K for our fiscal year ended June 30, 2007.

We were incorporated in 1994 as a Delaware corporation and completed our initial public offering in June 1999. Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.openwave.com or the SEC website at www.sec.gov, as soon as reasonably practicable after we file or furnish such material with the SEC. Information contained on our website is not incorporated by reference to this report.

Overview of Financial Results During the Three and Six Months Ended December 31, 2007

The following table represents a summary of our operating results for our second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2007	2006		2007	2006
	(unaudited)		(unaudited)
Revenues	$63,181	$75,692	-17%	$126,153	$159,503	-21%
Cost of revenues	30,759	31,559	-3%	60,058	65,064	-8%

Gross profit	32,422	44,133	-27%	66,095	94,439	-30%
Operating expenses	45,652	62,751	-27%	95,069	136,949	-31%

Operating loss	(13,230)	(18,618)	-29%	(28,974)	(42,510)	-32%
Interest and other income (expense), net	2,479	4,945	-50%	5,383	10,843	-50%
Income tax expense	544	1,319	-59%	1,498	3,390	-56%

Net loss	$(11,295)	$(14,992)	-25%	$(25,089)	$(35,057)	-28%

Revenues decreased 17% and 21%, respectively, during the three and six months ended December 31, 2007 compared to the corresponding periods of the prior year. The decrease was primarily in license revenues, which declined by 32% and 37%, respectively, compared to the three and six months ended December 31, 2006. The decrease in license revenues was due to the reduction in bookings during the six months ended December 31, 2007, to $126.6 million from $181.6 million for the six months ended December 31, 2006. The decrease in bookings relates partially to our product transitioning, as well as to a general decrease in demand from several of our largest mobile operator customers who are exercising more deliberate purchasing patterns. Bookings fluctuate from quarter to quarter and do not necessarily create an immediate corresponding impact to revenues. For example, bookings during the first quarter ending September 30, 2007 were $46.2 million while revenues were $63.0 million and bookings were $80.4 during the second quarter ending December 31, 2007 while revenues were $63.2 million.

Operating expenses decreased $17.1 million and $41.9 million, respectively, during the three and six months ended December 31, 2007 compared to the corresponding period of the prior year. The decrease was due to certain unusual events during the prior year periods, including restructuring costs and costs associated with our internal stock option practices review and legal costs associated with related lawsuits. We also experienced various decreases in operating expenses, primarily in sales and marketing due to a decrease in commission expense, and other labor cost savings as a result of our restructuring plan implemented during the fourth quarter of fiscal year 2007, as discussed in more detail under Summary of Operating Results below. As of June 30, 2007, we had 1,104 employees, exclusive of employees related to Musiwave. As of December 31, 2007, we had 918 employees, exclusive of employees transitioned to Microsoft Inc., from the sale of Musiwave on December 31, 2007.

Operating Environment During the Three and Six Months Ended December 31, 2007

The first phase of the mobile Internet was largely driven by access to services. At Openwave, we believe the next phase is driven by greater service adoption and usage, which will afford operators a greater ability to monetize the mobile Internet experience. Mobile operators are embracing this shift to the open Internet. More consumers are accessing the Internet via their mobile phone, and as a result, many of the operators’ “walled garden” barriers are coming down, yielding a much simpler, easy-to-use experience. Openwave’s next generation gateway products, including the Integra proxy and OpenWeb Open Internet Browsing (OIB) technology, are designed to deliver clean, easy-to-read Web pages adapted to the mobile screen.

Another critical trend is the entrance of new business models built around mobile advertising. Openwave announced the general availability of its Contextual Merchandising solution in November 2007 and signed its first Contextual Merchandising customer during the quarter. Contextual Merchandising is a content and advertising recommendation solution that enables carriers to monetize off-deck traffic with targeted portal content and third-party advertising.

Openwave has “ad-enabled” key lines of business that leverage its client-server advantage to create a complete value proposition for operators and a holistic experience for consumers. On the client side, Openwave has “ad-enabled” promotional widgets that can be customized by consumers or pushed by the operator. On the network side, the Contextual Merchandising solution allows operators to deliver targeted banner advertising. The Rich Mail solution features the ability to include hyperlinks and context-based ads. Openwave is also working to extend our location solution to address new opportunities in location-based advertising.

In January 2008, Openwave appointed Anne Brennan, Openwave’s former Vice President of Finance, as its interim CFO until we appoint a new CFO. Ms. Brennan has been with Openwave for approximately six years. Ms. Brennan replaced Jean Yves Dexmier who departed Openwave on January 11, 2008.

Openwave appointed Charles Levine as its non-executive Chairman of the Board, replacing Robert Vrij who will remain Openwave’s President and CEO. Mr. Levine has served as a member of the Company’s Board of Directors since October 2007. In January 2008, the size of the Company’s Board was increased to eight and Robin Abrams was appointed to the Board.

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

With the exception of the paragraphs below that update factors considered in our critical accounting policy estimates for Impairment assessment of goodwill and identifiable intangible assets and Stock-based compensation, during the quarter ended December 31, 2007, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

Impairment assessment of goodwill and identifiable intangible assets

On December 31, 2007, we had $68.2 million of goodwill on our consolidated balance sheet. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since fiscal year 2007. As of December 31, 2007, based on a closing stock price of $2.60, our market capitalization of approximately $216.5 million exceeded our net asset value by $53.7 million. As such, there was no impairment of goodwill. If our stock price had been $1.95, our net asset value would have exceeded our market capitalization and we would have been required to perform a test for goodwill impairment. Although no goodwill impairment has been recorded for fiscal year 2008, there can be no assurances that future goodwill impairments will not occur.

Stock-based compensation

Stock-based compensation is recorded in accordance with SFAS 123R, which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in the market traded options on Openwave common stock. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.1 million increase in the fair value of options granted during the quarter ended December 31, 2007. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover, as well as consideration of historical data regarding pre-vesting option forfeitures by employees. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of SFAS 123R would have resulted in a change of less than $0.1 million in stock-based compensation expense for the quarter ended December 31, 2007. Effective July 1, 2007, our expected term of options granted was derived from historical data, which uses the actual post-vesting option exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. Previously, we derived the expected term from the midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”.

Summary of Operating Results

Three and Six Months Ended December 31, 2007 and 2006

Revenues

We generate three different types of revenues; license; maintenance and support; and services. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers, services revenues are primarily a result of providing deployment and integration consulting services to communication service providers, and may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware.

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the three and six months ended December 31, 2007 and 2006 we had significant customers as shown in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Customer:
Sprint Nextel	21%	20%	21%	21%
KDDI	12%	1%	6%	1%

The following table presents the key revenue information for the three and six months ended December 31, 2007 and 2006, (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2007	2006		2007	2006
Revenues:
License	$16,827	$24,789	-32%	$34,150	$54,359	-37%
Maintenance and support	20,887	22,833	-9%	42,531	45,646	-7%
Services	25,467	28,070	-9%	49,472	59,498	-17%

Total Revenues	$63,181	$75,692	-17%	$126,153	$159,503	-21%

Percent of revenues:
License	27%	33%		27%	34%
Maintenance and support	33%	30%		34%	29%
Services	40%	37%		39%	37%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues decreased by 32% during the three months ended December 31, 2007, as compared to the corresponding period of the prior year. The decrease in license revenues was due to the reduction in bookings during the quarter ended December 31, 2007, to $80.4 million from $109.4 million for the quarter ended December 31, 2006. The decrease in bookings relates partially to our product transition, as well as to a general decrease in demand from several of our largest mobile operator customers who are exercising more deliberate purchasing patterns.

License revenues decreased by 37% during the six months ended December 31, 2007, as compared to the corresponding period of the prior year. As discussed above, the decrease in license revenues was due to the reduction in bookings during the six months ended December 31, 2007, to $126.6 million from $181.6 million for the six months ended December 31, 2006. The reduction in bookings is a result of the factors discussed above.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 9% for the three months ended December 31, 2007, as compared to the corresponding period of the prior year. The decrease is a result of the reduced license bookings throughout the prior twelve months. As license bookings decreases, maintenance and support revenues from new licenses are less likely to offset non-renewals or lower renewal amounts from existing customers.

Maintenance and support revenues decreased by 7% for the six months ended December 31, 2007, as compared to the corresponding period of the prior year. The decrease is a result of the factors discussed immediately above.

Services Revenues

Services revenue decreased by 9% for the three months ended December 31, 2007, as compared to the corresponding period of the prior year. The decrease in the three months ended December 31, 2007, was primarily related to the decline in bookings as discussed above in license revenues, which impacted services revenues to a lesser extent since services often lag behind license revenues for the related booking due to differences in timing of delivery of licenses versus services. In several instances, however, particularly for projects requiring customization of our software, services and license revenues are recognized in tandem based on the percentage of completion of the project. Partially offsetting this decline, during the quarter ended December 31, 2007, we recognized $5.2 million in services revenue in our Client product line from one contract as a result of amending the contract to establish a renewal rate for maintenance, thereby resulting in recognition of revenues and associated costs of services that had previously been deferred over the prior three quarters. This amendment resulted in additional license revenue of $2.3 million and maintenance and support revenue of $0.3 million in the same quarter.

Services revenue decreased by 17% for the six months ended December 31, 2007, as compared to the corresponding period of the prior year. The decrease is a result of the factors discussed immediately above.

Other Key Revenue Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product groups. The disaggregated revenues by product group for the three and six months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2007	2006		2007	2006
Disaggregated revenue:
Server	$47,428	$65,330	-27%	$100,398	$129,446	-22%
Client	15,753	10,362	52%	25,755	30,057	-14%

Total Revenues	$63,181	$75,692	-17%	$126,153	$159,503	-21%

The increase in Client revenues during the quarter ended December 31, 2007 is a result of the contract amendment discussed above under “Services Revenues”.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three and six months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2007	2006		2007	2006
Cost of revenues:
License	$3,028	$2,666	14%	$5,907	$5,968	-1%
Maintenance and support	7,719	8,091	-5%	16,039	15,920	1%
Services	20,012	20,802	-4%	38,112	43,176	-12%

Total Cost of Revenues	$30,759	$31,559	-3%	$60,058	$65,064	-8%

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Gross margin per related revenue category:
License	82%	89%	83%	89%
Maintenance and support	63%	65%	62%	65%
Services	21%	26%	23%	27%
Total Gross Margin	51%	58%	52%	59%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues increased by 14%, or $0.4 million, during the three months ended December 31, 2007, compared to the corresponding period of the prior year. The increase is attributable to a change in sales mix whereby more products with third-party elements were sold. Additionally, although license revenues decreased during the period, certain royalties with minimum or advance payments are amortized at the greater of an even amount over the period products are licensed to us, or the associated revenue proportion. Thus, we generally experience a minimum amount of royalty expense regardless of the associated revenues we record.

Costs of license revenues decreased by 1% during the six months ended December 31, 2007, compared to the corresponding period of the prior year. The decrease is attributable to the decrease in license revenues over the same period, offset by changes in sales mix and royalties amortized over the period products are licensed to us discussed above.

License gross margins declined during both the three and six months ended December 31, 2007 due to the decrease in license revenues, which did not have a corresponding decrease in royalty expense as discussed above.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support decreased 5% during the three months ended December 31, 2007, compared to the corresponding period of the prior year. The decrease in cost of maintenance and support revenues can primarily be attributed to a decrease in headcount, from 168 employees in maintenance and support as of December 31, 2006 to 162 as of December 31, 2007.

Cost of maintenance and support increased 1% during the six months ended December 31, 2007, compared to the corresponding period of the prior year. The slight increase in cost of maintenance and support revenues can primarily be attributed to a retention bonus offered to employees in connection with our exploration of strategic alternatives announced in March of 2007 for the period covering through September 30, 2007. The amount of such bonus related to maintenance and support employees was $0.3 million.

Maintenance and support gross margins declined during both the three and six months ended December 31, 2007 due to certain fixed costs in maintenance and support that do not have a corresponding decrease with the decrease in revenues, as well as additional bonus expense during the three months ended September 30, 2007 as discussed above.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent contractor costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 4% during the three months ended December 31, 2007, compared to the corresponding period of the prior year. The decrease in cost of services for the three months ended December 31, 2007 versus the prior year is related to the decrease in services revenue of 9%. Costs of services did not decrease as much as services revenue decreased due to an increase in cost estimates for two customers recorded during the three months ended December 31, 2007, as well as certain fixed services costs that continue regardless of revenue recognized, which had an unfavorable impact on our services gross margins.

Cost of services decreased by 12% during the six months ended December 31, 2007, compared to the corresponding period of the prior year. The decrease in cost of services for the six months ended December 31, 2007 versus the prior year is related to the decrease in services revenue of 17%. Costs of services did not decrease as much as services revenue decreased due to the factors discussed immediately above, which had an unfavorable impact on our services gross margins.

Operating Expenses

Operating expenses decreased by 27% and 31%, respectively, during the three and six months ended December 31, 2007, as compared to the corresponding periods of the prior year.

The following table represents operating expenses for the three and six months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2007	2006		2007	2006
Operating expenses:
Research and development	$14,982	$17,807	-16%	$30,024	$36,065	-17%
Sales and marketing	19,508	24,471	-20%	38,041	49,522	-23%
General and administrative	10,120	16,986	-40%	24,040	32,456	-26%
Stock option review and related cost	—	750	N/A	—	6,242	N/A
Restructuring and other related costs	328	2,024	-84%	1,536	12,524	-88%
Amortization of intangible assets	714	713	0%	1,428	1,427	0%
Gain on sale of technology	—	—	N/A	—	(1,287)	N/A

Total Operating Expenses	$45,652	$62,751	-27%	$95,069	$136,949	-31%

Percent of Revenues:
Research and development	24%	24%		24%	23%
Sales and marketing	31%	32%		30%	31%
General and administrative	16%	22%		19%	20%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development. We believe that investments in research and development, including recruiting and hiring of software developers, are critical to remain competitive in the marketplace and directly relate to the continued development of new and enhanced products.

During the three months ended December 31, 2007, research and development costs decreased 16% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our restructuring plan announced in June 2007. The year over year decrease in workforce resulted in a decrease of $2.6 million in labor and associated costs.

During the six months ended December 31, 2007, research and development costs decreased 17% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our restructuring plan announced in June 2007. The year over year decrease in workforce resulted in decreases of $4.7 million in labor and associated costs, $0.1 million in stock based compensation and $1.0 million in departmental allocations.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, including sales commissions which are expensed in the same quarter of the related booking. Sales and marketing expenses also include travel expenses and related facility costs for our sales and marketing personnel and amortization of customer relationship intangibles. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

During the three months ended December 31, 2007, sales and marketing costs decreased 20%, as compared to the corresponding period in the prior year. The decrease is primarily attributable to the decrease in workforce as part of the FY2007 Q4 Restructuring Plan and resulted in a decrease of $3.2 million in labor and associated costs, and a $1.3 million decrease in stock based compensation. These decreases were partially offset by $0.3 million of expense in the three months ended December 31, 2007 related to the SoloMio Earn-out (see Note 6 of Notes to Condensed Consolidated Financial Statements).

During the six months ended December 31, 2007, sales and marketing costs decreased by 23%, as compared to the corresponding period in the prior year. The decrease is primarily attributable to the decrease in workforce as part of the FY2007 Q4 Restructuring Plan and resulted in a decrease of $6.9 million in labor and associated costs and a $3.1 million decrease in stock based compensation. Marketing costs also decreased by $1.1 million as we continued to focus on streamlining the business.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, audit-related professional fees, and facility costs for our finance, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for doubtful accounts, and expenses associated with computer equipment and software used in administration of the business.

During the three months ended December 31, 2007, general and administrative costs decreased 40% compared to the corresponding period in the prior year. This decrease from the prior year can be attributed to the reduction in workforce from the FY2007 Q4 Restructuring Plan, which resulted in a reduction in both labor and related costs of $3.0 million and stock-based compensation of $1.9 million. Additionally, bad debt expense declined during the three months ended December 31, 2007 versus the prior year by $2.5 million due to improved accounts receivable aging.

During the six months ended December 31, 2007, general and administrative costs decreased 26% compared to the corresponding period in the prior year. This decrease from the prior year can be attributed to the reduction in workforce from the FY2007 Q4 Restructuring Plan, which resulted in a reduction in both labor and related costs of $5.6 million and stock-based compensation of $3.2 million. Bad debt expense declined for the six months ended December 31, 2007 by $3.3 million, primarily due to due to improved accounts receivable aging. These decreases were offset by a $2.7 million increase in costs for new offices and increased charges on existing offices, as well as a $1.2 million increase in professional services fees related primarily to litigation costs associated with the derivative lawsuits regarding alleged stock option granting practices.

Stock Option Review and Associated Costs

During the fourth quarter of fiscal 2006, the Board of Directors formed a Special Committee to investigate our historical stock option practices following an informal request for information that we received from the SEC regarding. As a result of the findings of the Special Committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. During this process, we incurred $0.8 and $6.2 million, respectively, in additional professional fees, in particular related to legal and audit expenses during the three and six months ended December 31, 2006.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended December 31, 2007, decreased by 84% over the same period in the prior year. This decrease can be attributed to the fact that during the three months ended December 31, 2006, the Company incurred approximately $1.7 million in charges related to stock based compensation for employees that were part of the Q1 FY07 Restructuring plan. Restructuring costs in the quarter ended December 31, 2007 primarily result from accretion charges on facility obligations for prior restructuring plans.

Restructuring and other related costs for the six months ended December 31, 2007, decreased by 88% over the same period in the prior year. This decrease can be attributed to the fact that during the first quarter of fiscal 2007 we implemented a restructuring plan. We have not announced any new restructuring plans for fiscal 2008.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Developed and core technology	$1,879	$1,792	$3,778	$3,283
Customer contracts - licenses	135	137	272	143
Customer contracts - support	20	38	38	59
Customer relationships	687	687	1,374	1,374
Workforce in place	27	26	54	53

	$2,748	$2,680	$5,516	$4,912

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. The increase in amortization in fiscal 2008 reflects an increase in intangible assets due to the acquisitions of WiderWeb in February 2007 and SoloMio in October 2006, offset in part by certain intangible assets related to customer contracts from prior acquisitions becoming fully amortized during fiscal 2008. These assets are being amortized over an average useful life of four years.

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

Interest Income

Interest income was approximately $3.0 million and $6.3 million, respectively, for the three and six months ended December 31, 2007, as compared to $6.0 million and $12.3 million, respectively, for the corresponding periods of the prior year. The decrease in interest income in the three and six months ended December 31, 2007 can be attributed to the reduction in interest-earning investments due to the $100.0 million stock repurchase program which occurred during the third and fourth quarters of fiscal 2007 and the $99.4 million cash dividend paid in the fourth quarter of fiscal 2007.

Interest Expense

Interest expense was approximately $1.2 million and $2.4 million, respectively, for the three and six months ended December 31, 2007, which was relatively consistent with the corresponding period in the prior year when interest expense was $1.3 million and $2.5 million, respectively. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003.

Other Income (Expense), net

Other income (expense), net was approximately $0.7 million and $1.5 million, respectively, during the three and six months ended December 31, 2007, as compared to $0.2 million and $1.1 million, respectively, for the corresponding periods of the prior year. These amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax and foreign corporate tax. Both foreign withholding taxes and foreign corporate taxes fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense decreased by 59% and 56%, respectively, for the three and six months ended December 31, 2007 compared to the corresponding period in the prior fiscal year due to a reduction of $0.5 million in withholding tax liabilities based upon resolution of a certain tax position in the quarter ended December 31, 2007, as well as the overall decline in revenue.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2007, we have foreign deferred tax assets, net of deferred tax liabilities, recorded of approximately $3.7 million in various countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits from transfer pricing agreements with our U.S. entity, enabling the realization of their respective net deferred tax assets.

Discontinued Operations

In January 2006, we acquired Musiwave, a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. In June 2007, we committed to a plan to sell Musiwave. On December 31, 2007, we sold Musiwave and recorded a gain of $16.5 million. In accordance with SFAS 144, we classified Musiwave’s financial results as discontinued operations in our condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were considered “held-for-sale” until Musiwave was sold on December 31, 2007, and all prior periods have been revised in the condensed consolidated balance sheet and condensed consolidated statement of operations to reflect Musiwave as a discontinued operation. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding the classification of Musiwave as a discontinued operation.

Operating Lease Obligations and Contractual Obligations

There have been no material changes to our contractual obligations during the second quarter of fiscal 2008.

Please refer to our Annual Report on Form 10-K for the year ended June 30, 2007 for a description of our facility leases and Note 8 in the Notes to the condensed consolidated financial statements. We have currently subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $41.6 million through our fiscal year 2013.

On February 9, 2007, in connection with our acquisition of WiderWeb, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.0 million of the WiderWeb Earn Out has been achieved as of December 31, 2007 and was charged to goodwill on the consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $3.0 million as of December 31, 2007.

In addition, on February 9, 2008, we will pay an aggregate of $437,500 to four key employees of WiderWeb, each of whom continues to be employed by us on the date this report is filed with the SEC. If any or all of these key employees remain employees of ours on February 9, 2009, we will pay up to an additional $437,500.

Off-Balance Sheet Arrangements

As of December 31, 2007, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of December 31, 2007 and June 30, 2007, respectively (in thousands):

	December 31, 2007	June 30, 2007	Percent Change
Working capital	$53,524	$207,191	-74%
Cash and cash investments:
Cash and cash equivalents	$150,449	$80,581	87%
Short-term investments	81,340	160,063	-49%
Long-term investments	43,127	19,658	119%
Restricted cash and investments	17,879	20,347	-12%

Total cash and cash investments	$292,795	$280,649	4%

	Six Months Ended December 31,
	2007	2006
Cash used for operating activities	$(28,135)	$(20,447)
Cash provided by investing activities	$92,479	$16,562
Cash provided by (used for) financing activities	$6	$(1,097)

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

Working capital

Our working capital decreased by approximately $153.7 million, or 74%, from June 30, 2007 to December 31, 2007. The decrease was primarily attributable to the fact that our $149.2 million convertible subordinated notes that were previously classified in long term liabilities became a current liability beginning in the first quarter of fiscal year 2008.

Cash used for operating activities

Cash used for operating activities was $28.1 million during the six months ended December 31, 2007, as compared with cash used for operating activities of $20.4 million in the corresponding period of the prior year. This increased use of cash from operations primarily relates to a decrease in working capital balances of $8.5 million, offset by the reduced net loss, net of non-cash items.

Cash provided by investing activities

Net cash provided by investing activities during the six months ended December 31, 2007 was $92.5 million, up $75.9 million from $16.6 million provided by investing activities during the six months ended December 31, 2006. This change was primarily due to $39.4 million in net cash generated from the sale of a discontinued operation that occurred during the second quarter of fiscal year 2008. Additionally, purchases of short-term and long-term investments, net of proceeds from maturities were lower by $33.8 million during the six months ended December 31, 2007 compared to the same period of the prior year.

Cash flows provided by (used for) financing activities

Net cash provided by financing activities during the six months ended December 31, 2007 was $6,000, as compared to cash used for financing activities of $1.1 million during the six months ended December 31, 2006. The majority of this decrease in cash used for financing activities relates to the decrease in repurchases of common stock from employees and the proceeds provided by the purchase of shares by employees through the employee stock purchase plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains included in Other expense, net in the accompanying condensed consolidated statements of operations totaled $0.2 million and $0.6 million, respectively, for the three and six months ended December 31, 2007. As of December 31, 2007, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	900	1.14	1/31/2008
EUR	2,500	0.68	3/31/2008
EUR	3,000	0.68	2/29/2008
EUR	3,500	0.68	4/30/2008
EUR	1,500	0.71	1/31/2008
EUR	500	0.69	2/29/2008
CAD	1,500	1.00	1/31/2008
CAD	1,000	0.98	2/29/2008
JPY	75,000	109.03	1/31/2008
JPY	450,000	111.73	6/30/2008
SGD	600	1.44	2/29/2008

(b) Interest Rate Risk

As of December 31, 2007, we had cash and cash equivalents, short-term and long-term investments and restricted cash and investments of $292.8 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2007 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2008	2009	Thereafter	December 31, 2007 Total	December 31, 2007 Total
Enhanced cash money market fund	$9,716	$—	$—	$9,716	$9,716
Certificate of Deposit	11,624	605	—	12,229	12,232
Commercial Paper	12,450	—	—	12,450	12,451
Corporate Bonds	11,332	17,712	9,866	38,910	38,727
Auction Rate Securities	16,400	22,670	—	39,070	38,299
Federal Agencies	10,000	3,025	—	13,025	13,042

Total	$71,522	$44,012	$9,866	$125,400	$124,467

Weighted-average interest rate			5.0%

As of December 31, 2007, $21.9 million in certain auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results. The fair value of these instruments was estimated by the investment firm that holds these instruments on our behalf. We have reviewed the investment firm’s evaluation methodology and have determined it to be reasonable. The cost of these instruments was $22.7 million. The difference between cost and market value of $0.8 million as of December 31, 2007 is included in unrealized loss in Accumulated other comprehensive income within Total stockholders’ equity. These instruments are all rated AAA by Standard and Poor’s and Aaa by Moody’s and $17.0 million, on a cost basis, of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. We may be required to record losses on these investments if the decline in value is deemed other-than temporary.

The illiquid auction rate securities represent six different issuers. $5.7 million of the illiquid auction rate securities are interest-bearing corporate debt obligations of two issuers. These two corporate debt obligations, through the course of their business, have some exposure to asset-backed securities. One of the corporate debt obligations, representing $2.2 million, is rated AAA by S&P, Aaa by Moody’s and AAA by Fitch. The other corporate debt obligation, representing $3.5 million, is rated Aaa by Moody’s and AAA by S&P. $17.0 million of the illiquid auction rate securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies and represent four separate issuers. $10.3 million of the “Triple X” structures are insured by MBIA Insurance Corporations and $6.7 million of the “Triple X” structures are insured by Ambac Assurance Corporation or Ambac Assurance UK Ltd. We are monitoring the financial performance of all issuers. As of January 31, 2008, the fair market value on our illiquid auction rate securities investments declined $0.9 million from December 31, 2007 due to market conditions.

Auction rate securities of $16.4 million recorded in short-term investments on the condensed consolidated balance sheet at December 31, 2007 are not considered illiquid. During January 2008, we sold $12.0 million of these auction rate securities at fair market value plus accrued interest, with no realized losses. The remaining holdings relate to student loan federal education loan programs from two separate issuers. These securities are guaranteed by the US Department of Education and are rated AAA by Fitch and Aaa by Moody’s.

In December 2007, the investment manager of an enhanced cash money market fund that we had invested in halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of December 31, 2007, the market value of our pro-rata share of investments in the fund was $9.7 million. This instrument has been reclassified as short-term investments from cash and equivalents. The $0.1 million difference between the cost of $9.8 million and the $9.7 million fair value of this holding as of December 31, 2007 has been recorded as an other-than temporary impairment charge in the statement of operations. Partial distributions totaling $2.4 million were received during January 2008. We have no other amounts invested in enhanced cash funds.

There have been no significant changes in risk exposure since December 31, 2007.

Additionally, we had $17.9 million of restricted investments that were included within restricted cash and investments on the condensed consolidated balance sheet as of December 31, 2007. $17.6 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. $0.2 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, a balance of $0.1 million comprises a trade letter of credit related to a customer contract that required us to purchase hardware from a specific vendor. The weighted average interest rate on our restricted investments was 4.2% at December 31, 2007.

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

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1.	Legal Proceedings

IPO securities class action.

On November 5, 2001, a securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased shares of the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of its present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued by Credit Suisse First Boston, Hambrecht & Quist, Robertson Stephens, and Piper Jaffray. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling. We believe a loss is not probable and reasonably estimable. Therefore no amount has been accrued as of December 31, 2007.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 4, 2006, the state court granted the defendants’ motion to stay. The state court actions will remain pending and Openwave and the individual defendants will provide periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of December 31, 2007 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the United States District Court, Northern District of California entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, as well as certain equitable relief and attorneys’ fees and costs. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007, and the court has not yet issued an order with respect to defendants’ motions. The consolidated federal court action is in its very early stages. No amount is accrued as of December 31, 2007 as a loss is not considered probable and reasonably estimable.

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

On April 25, 2007, the Company and the individual defendants filed a joint motion to transfer the actions to the Northern District of California where the related shareholder derivative class actions are pending. On May 18, 2007, the court entered an order consolidating the four securities class actions into a single action captioned In re: Openwave Systems Securities Litigation (Master File 07-1309 (DLC)), and appointing the lead plaintiff and lead plaintiff’s counsel. On June 14, 2007, the court entered an order denying the motion to transfer.

On June 29, 2007, the plaintiffs filed a consolidated and amended class action complaint. The consolidated and amended complaint adds 17 additional defendants, including several current and former Openwave officers and directors, KPMG LLP, and Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC. The consolidated and amended complaint alleges claims for violation of Sections 10(b), 20(a) and 20(A) of the Exchange Act and Rule 10b-5, as well as claims for violation of Sections 11, 12(a)(2) and 15 of the Securities Act arising out of the Company’s 2005 public offering. The complaint seeks money damages, equitable relief, and attorneys’ fees and costs.

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC have all been dismissed as defendants from the litigation. The remaining defendants are the Company, certain former officers of the Company, and certain former and current directors of the Company. The securities class action is in its very early stages. No amount is accrued as of December 31, 2007 as a loss is not considered probable and reasonably estimable.

Simmonds v. Credit Suisse Group, et al.

On October 3, 2007, Vanessa Simmonds filed stockholder derivative suit in the United States District Court for the Western District of Washington (Case No. C07-1580 JLR) on behalf of the Company naming Credit Suisse Group, Bank of America Corporation, and J.P. Morgan Chase & Co. as defendants. The Company is named as a nominal defendant. The plaintiff alleges that the defendants, all of whom acted as co-lead underwriters for the Company’s 1999 initial public offering, violated the “short-swing profit” prohibition set forth in Section 16(b) of the Securities Exchange Act of 1934 by purchasing and selling Openwave securities within a six-month period, and violated Section 16(a) by failing to report transactions in the Company’s securities as a group. The plaintiff demands that each of the defendants disgorge profits from all transactions in the Company’s securities found to be in violation of Section 16(b), prejudgment interest, attorneys’ fees and costs.

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operation, cash flows or on its business for the period in which the ruling occurs and/or in future periods.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect the Company’s business, financial condition, and/or operating results.

There have been no material changes to the Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a vote of Security Holders

Patrick Jones, Charles Levine and William Morrow were elected to serve as Class II directors of Openwave until the 2010 annual meeting or until their successors are duly elected and qualified. With respect to Mr. Jones, 57,567,976 shares of common stock were voted in favor of his election, and 12,886,136 shares of common stock were withheld. With respect to Mr. Levine, 57,583,676 shares of common stock were voted in favor of his election, and 12,870,436 shares were withheld. With respect to Mr. Morrow, 57,566,379 shares of common stock were voted in favor of his election, and 12,887,733 shares of common stock were withheld. There were no abstentions or broker non-votes. The terms of Messrs. Vrij, Denman, Hedfors, Held continued after the meeting.

The ratification of KPMG LLP as our independent public accountants for the year ended June 30, 2008 was approved. The votes were cast as follows: 68,420,901 shares of common stock were voted for the ratification; 2,002,190 shares of common stock were voted against the ratification; and 31,018 shares of common stock abstained from voting on the ratification.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.1	Severance and Release Agreement with Harold L. Covert, dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K files August 2, 2007).

10.2	Employment Agreement with Dr. Jean-Yves Dexmier, dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K files August 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2008

OPENWAVE SYSTEMS INC.

By:	/s/ Anne Brennan
Anne Brennan
Interim Chief Financial Officer (Principal Financial and Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.1	Severance and Release Agreement with Harold L. Covert, dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K files August 2, 2007).

10.2	Employment Agreement with Dr. Jean-Yves Dexmier, dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K files August 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.