Form 10-Q
period 2008-03-31
OPENWAVE SYSTEMS INC
filed 2008-07-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2008 there were 83,149,866 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

Explanatory Note

Openwave delayed the filing of this Form 10-Q pending the conclusion of an internal investigation conducted under the direction of the Audit Committee of the Board of Directors, with the assistance of independent counsel and forensic accountants. The investigation examined allegations made by an employee alleging attempts by certain members of senior management to manage financial results. The period under review included July 1, 2006 through early May 2008. The review included an extensive examination of e-mail communications, as well as interviews with numerous current and former employees, and a review of related accounting documentation.

The Audit Committee found no conclusive evidence that any members of senior management of the Company placed pressure on the employee in an attempt to manage financial results. The Audit Committee also found that if pressure was indeed placed on the employee in an attempt to manage financial results, the employee took no such action. The findings of the investigation also addressed compliance with the Company’s internal process for approval of certain types of customer transactions and other areas including time-reporting. The Audit Committee concluded that there is no impact on the Company’s financial statements from any of these issues or the allegations.

As a result of the investigation and our ongoing effort to optimize our control environment, we plan to reinforce existing revenue recognition policies and procedures regarding approvals of quotes prior to discussion with the customer and implement enhanced training regarding time reporting for our product group and engineering staff. The Company has implemented or is in the process of implementing all recommendations of the Audit Committee, including with respect to personnel.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	June 30, 2007

Assets
Current Assets:
Cash and cash equivalents	$180,159	$80,581
Short-term investments	35,199	160,063
Restricted cash	242	2,061
Accounts receivable, net	59,349	72,894
Prepaid expenses and other current assets	23,671	30,482
Note receivable from sale of discontinued operation	6,425	—
Current assets of discontinued operation	—	19,039

Total current assets	305,045	365,120

Property and equipment, net	15,751	19,834
Long-term investments and restricted cash and investments	58,803	37,944
Deposits and other assets	7,756	4,575
Goodwill	68,994	65,560
Intangible assets, net	12,477	20,602
Noncurrent assets of discontinued operation	—	34,652

Total assets	$468,826	$548,287

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,268	$10,288
Accrued liabilities	37,287	56,344
Accrued restructuring costs	18,343	26,118
Deferred revenue	47,419	46,342
Convertible subordinated notes, net	149,636	—
Current liabilities of discontinued operations	—	18,837

Total current liabilities	255,953	157,929

Accrued restructuring costs, net of current portion	44,252	51,140
Deferred revenue, net of current portion	10,190	11,917
Deferred rent obligations	2,050	1,649
Long term income taxes payable	5,771	—
Deferred tax liabilities, net of current portion	—	1,349
Convertible subordinated notes, net	—	149,017
Noncurrent liabilities of discontinued operation	—	5,034

Total liabilities	318,216	378,035

Commitments and contingencies
Stockholders’ equity:
Common stock	83	83
Additional paid-in capital	3,179,618	3,171,534
Accumulated other comprehensive income (loss)	(1,036)	2,485
Accumulated deficit	(3,028,055)	(3,003,850)

Total stockholders’ equity	150,610	170,252

Total liabilities and stockholders’ equity	$468,826	$548,287

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:
License	$18,394	$14,946	$52,544	$69,305
Maintenance and support	18,768	22,917	61,299	68,563
Services	20,881	24,841	70,353	84,339

Total revenues	58,043	62,704	184,196	222,207

Cost of revenues:
License	2,866	2,863	8,773	8,831
Maintenance and support	7,078	9,153	23,117	25,073
Services	14,705	18,319	52,817	61,495

Total cost of revenues	24,649	30,335	84,707	95,399

Gross profit	33,394	32,369	99,489	126,808

Operating expenses:
Research and development	15,547	17,867	45,571	53,932
Sales and marketing	16,529	25,216	54,570	74,738
General and administrative	7,696	19,077	31,736	51,533
Stock option review and related costs	—	540	—	6,782
Restructuring and other related costs	5,852	576	7,388	13,100
Amortization of intangible assets	713	713	2,141	2,140
Gain on sale of technology and other	—	—	—	(1,287)

Total operating expenses	46,337	63,989	141,406	200,938

Operating loss from continuing operations	(12,943)	(31,620)	(41,917)	(74,130)
Interest income	2,722	5,011	9,067	17,279
Interest expense	(1,310)	(1,229)	(3,744)	(3,734)
Other income (expense), net	(2,503)	238	(1,031)	1,318
Impairment of investment in private company	—	(1,185)	—	(1,185)

Loss from continuing operations before provision for income taxes	(14,034)	(28,785)	(37,625)	(60,452)
Income tax expense	714	1,347	2,212	4,737

Net loss from continuing operations	(14,748)	(30,132)	(39,837)	(65,189)

Discontinued operation:
Net loss from discontinued operation, net of tax	—	(2,378)	(637)	(7,634)
Gain on sale of discontinued operation	—	—	16,455	—

Net loss	$(14,748)	$(32,510)	$(24,019)	$(72,823)

Basic and Diluted net income (loss) per share from:
Continuing operations	$(0.18)	$(0.33)	$(0.48)	$(0.70)
Discontinued operation	$—	$(0.02)	$0.19	$(0.08)

Net loss	$(0.18)	$(0.35)	$(0.29)	$(0.78)

Shares used in computing basic and diluted net loss per share	82,557	92,114	82,341	92,880

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(24,019)	$(72,823)
Gain on sale of discontinued operation	(16,455)	—
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	15,212	22,211
Stock-based compensation	7,962	19,731
Noncash restructuring charges	1,563	1,360
Provision for (recovery of) doubtful accounts	(1,927)	3,585
Amortization of discount on convertible debt and debt issuance costs	619	757
Amortization of premiums/discounts and realized gains/(losses) on investments, net	(202)	(454)
Loss on disposal of property and equipment	—	51
Deferred tax liability, net	(1,371)	(7,176)
Gain on sale of technology and other	—	(1,287)
Other-than temporary impairments of investments	2,507	—
Impairment of non-marketable securities	—	1,185
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	13,573	55,208
Prepaid expenses, deposits, and other assets	2,377	(10,607)
Accounts payable	(6,220)	(3,094)
Accrued liabilities	(16,004)	9,577
Accrued restructuring costs	(16,198)	(12,373)
Deferred revenue	(1,061)	(7,419)

Net cash used for operating activities	(39,644)	(1,568)

Cash flows from investing activities:
Purchases of property and equipment	(4,430)	(11,268)
Net proceeds from sale of technology and other	—	1,287
Proceeds from sale of non-operating assets	1,065	—
Acquisitions, net of cash acquired	—	(12,090)
Sale of discontinued operation, net of cash sold	36,001	—
Earnout payment related to acquisition	(984)	—
Restricted cash related to acquisition	—	(1,250)
Purchases of short-term investments	(64,809)	(214,815)
Proceeds from sales and maturities of short-term investments	187,112	287,622
Reclass of cash equivalents to short-term investments	(9,796)	—
Purchases of long-term investments	(12,789)	(34,102)
Proceeds from sales and maturities of long-term investments	2,103	12,768
Restricted cash and investments	225	1,528

Net cash provided by investing activities	133,698	29,680

Cash flows from financing activities:
Payment on note payable	(113)	(305)
Proceeds from issuance of common stock, net	88	333
Cash used to repurchase common stock from employees	(505)	(944)
Stock buy back plan	—	(100,000)
Proceeds from sale of stock under employee stock purchase plan	536	—

Net cash provided by (used for) financing activities	6	(100,916)

Effect of exchange rates on cash and cash equivalents	—	(40)

Net increase (decrease) in cash and cash equivalents	94,060	(72,844)
Cash and cash equivalents at beginning of period	86,099	172,546

Cash and cash equivalents at end of period	$180,159	$99,702

Cash and cash equivalents included in discontinued operation	$—	$3,335

Cash and cash equivalents at end of period	$180,159	$96,367

Supplemental disclosures of cash flow information:
Cash flows from discontinued operation:
Net cash used in operating activities	$(6,107)	$(3,250)
Net cash used in investing activities	(458)	(1,553)
Net cash provided by financing activities	3,065	3,828
Effect of exchange rate on cash and cash equivalents	—	(232)

Net cash used in discontinued operation	(3,500)	(1,207)

Cash paid for income taxes	$4,163	$6,519

Cash paid for interest	$4,776	$4,885

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2008 and June 30, 2007, and the results of operations for the three and nine months ended March 31, 2008 and 2007 and cash flows for the nine months ended March 31, 2008 and 2007. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policy from the information provided in Note 2, Net Income (Loss) Per Share, to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2007.

Stock Based Compensation

The Company accounts for its stock options under FASB SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Stock-based compensation related to:
Grants of nonvested stock	$374	$844	$898	$3,023
Stock options granted to employees and directors	1,369	3,407	6,474	13,225
Employee stock purchase plan	167	199	306	199
Stock options granted to employees of discontinued operations	—	232	284	486
Awards accelerated in relation to restructuring	—	—	—	2,798

Stock-based compensation recognized in the condensed consolidated statements of operations	$1,910	$4,682	$7,962	$19,731

During the nine months ended March 31, 2008 and 2007, the Company recorded a $6,000 and $0.4 million tax benefit related to stock option expense recognized during each of the respective periods.

During the quarter ended September 30, 2007, the Company accelerated the vesting of 4,723 shares of restricted stock held by Harold Covert, former Chief Financial Officer (“CFO”) of the Company. As a result of that modification, the Company recorded approximately $27,000 in stock-based compensation expense, which represents the value of the modified award. Additionally, the Company, reversed previously recognized stock-based compensation expense of approximately $40,000 related to the award as the service condition of the original award was not expected to be satisfied.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company’s expected volatility is based upon the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock. Prior to July 1, 2007, the Company derived the expected term from the midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” As of July 1, 2007, the Company determined sufficient historical data was available to estimate the expected term for new grants based upon actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Expected volatility	67.7%	76.7%	62.3%	85.9%
Expected dividends	—	—	—	—
Expected term (in years)	2.28-4.46	5.75 -6.06	2.28-6.04	5.75 -6.06
Risk-free rate	2.8%	4.7%	4.3%	4.8%

The Company determines the fair value of nonvested shares based on the closing price of its common stock on the NASDAQ National Market on the date of grant.

A summary of option activity from July 1, 2007 to March 31, 2008 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2007	8,472	$13.67	4.86	$869
Options granted	2,330	4.14
Exercised	(33)	2.70
Forfeited, canceled or expired	(5,601)	13.52

Outstanding at March 31, 2008	5,168	$9.61	6.92	$21

Vested and expected to vest at March 31, 2008	4,306	$10.23	6.54	$14

Exercisable at March 31, 2008	3,067	$12.04	5.53	$2

The weighted average grant date fair values of options granted during the nine months ended March 31, 2008 and 2007 were $1.99 and $6.27, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 were $0.1 million and $0.4 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares from July 1, 2007 to March 31, 2008 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2007	561	$10.42
Nonvested shares granted	663	4.20
Vested	(163)	9.25
Forfeited	(319)	9.47

Nonvested at March 31, 2008	742	$5.35

As of March 31, 2008, there was $4.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next four years. The total fair value of shares vested during the nine months ended March 31, 2008 and 2007 was $1.5 million and $10.2 million, respectively.

The impact on our results of operations of recording stock-based compensation for the three and nine months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Stock-based compensation by category:
Maintenance and support services	$121	$180	$736	$785
Services	279	199	1,089	1,023
Research and development	268	422	1,467	1,669
Sales and marketing	486	1,356	2,171	6,035
General and administrative	756	2,293	2,215	6,935
Discontinued operations	—	232	284	486
Restructuring and other related costs	—	—	—	2,798

	$1,910	$4,682	$7,962	$19,731

(b) Reinstatement of Employee Stock Purchase Plan

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which it suspended in October 2002. Eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the three and nine months ended March 31, 2008 was $0.2 million and $0.3 million, respectively.

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

Three and Nine Months Ended March 31, 2008
Expected volatility	70.2%
Expected dividends	0%
Expected term (in years)	0.5
Risk-free rate	3.7%

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company’s fiscal year beginning July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS 157 and FSP 157-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company’s fiscal year beginning July 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective the Company’s fiscal year beginning July 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(2) Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss per share computation. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	778	943	775	1,275
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	2	375	220	402
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	5,569	9,701	6,337	10,133
Shares resulting from an “as-if” conversion of the convertible debt	9,418	8,154	9,418	8,154

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

During quarter ended June 30, 2007, the Company recorded an impairment charge of $7.0 million to intangible assets and $81.0 million to goodwill, respectively, in Impairments of assets of discontinued operations, net of tax in the consolidated statements of operations.

On December 31, 2007, the Company sold Musiwave for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million which the purchaser placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The note receivable was due on June 30, 2008 and bears interest at 5% per annum, payable quarterly. The Company received and recorded the payment on the note receivable on July 3, 2008. The Company recognized a gain of $16.5 million in the quarter ended December 31, 2007. The purchase price is subject to a potential purchase price adjustment regarding working capital, if any, which will be reflected as gain/(loss) on sale of discontinued operation in the period determined. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow. The financial results of Musiwave included in discontinued operation were as follows (in thousands):

	Three Months ended March 31,		Nine Months ended March 31,
	2008	2007	2008	2007
Revenue of discontinued operation	$—	$8,348	$14,252	$24,200

Loss from discontinued operation	—	(3,153)	(447)	(9,958)
Income tax (benefit) expense	—	(775)	190	(2,324)

Net loss from discontinued operation, net of taxes	$—	$(2,378)	$(637)	$(7,634)

The following table presents the carrying amounts of major classes of assets and liabilities relating to the discontinued operation at June 30, 2007 (in thousands):

June 30, 2007
Assets:
Cash and cash equivalents	$5,518
Short term investments	327
Accounts receivable, net	9,755
Prepaid and other current assets	3,439

Total current assets of discontinued operation	19,039
Property and equipment, net	1,833
Goodwill	7,339
Intangibles, net	22,730
Deposits and other assets	2,750

Total non-current assets of discontinued operation	$34,652

Liabilities:
Accounts payable	$4,293
Accrued liabilities	13,725
Deferred revenue	819

Total current liabilities of discontinued operation	18,837
Deferred revenue, net of current portion	2,094
Deferred tax liabilities, net of deferred tax assets	2,940

Total non-current liabilities of discontinued operation	$5,034

As of March 31, 2008, there were no assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

The cash flows from the discontinued operation, as presented in the condensed consolidated statement of cash flows, related to the ongoing operations of Musiwave through December 31, 2007. Cash flows of the discontinued operation were identified by considering the separate legal entities of Musiwave.

The foreign currency translation adjustments associated with Musiwave of $3.3 million was eliminated upon the sale of Musiwave. See Note 5 Balance Sheet Components, (e) Accumulated Other Comprehensive Income (Loss) for additional discussion.

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

Client software and related services primarily include the Openwave Mobile Browser which is a microbrowser that is designed and optimized for wireless devices, Openwave Mobile Messaging Client and Openwave Phone Suite. As a result of product rationalization efforts announced on March 31, 2008, we sold our Client operations on June 27, 2008 – see Note 12 Subsequent Event to the condensed consolidated financial statements for additional discussion. The Client operations will be reported as a discontinued operation when we report the results of our fiscal year ending June 30, 2008.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Disaggregated revenue
Server	$46,992	$52,421	$147,390	$181,867
Client	11,051	10,283	36,806	40,340

Total revenues	$58,043	$62,704	$184,196	$222,207

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenue in different geographic regions is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
United States	$21,301	$29,132	$75,296	$101,266
Americas, excluding the United States	3,695	3,021	12,047	14,505
Europe, Middle East, and Africa	11,186	13,261	37,755	39,877
Japan	9,375	9,232	31,819	28,553
Asia Pacific, excluding Japan	12,486	8,058	27,279	38,006

Total revenues	$58,043	$62,704	$184,196	$222,207

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three and nine months ended March 31, 2008 and 2007 was as follows:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2008	2007	2008	2007
Customer:
Sprint Nextel	18%	21%	20%	22%
Telstra	12%	2%	6%	1%

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	March 31, 2008	June 30, 2007
Accounts receivable	$39,818	$60,435
Unbilled accounts receivable	21,993	16,673
Allowance for doubtful accounts	(2,462)	(4,214)

	$59,349	$72,894

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at March 31, 2008 and June 30, 2007 were as follows:

	% of Total Accounts Receivable
	March 31, 2008	June 30, 2007
Customer:
Sprint Nextel	6%	19%

(b) Long-term Investments

As of March 31, 2008, $20.4 million in certain auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results. These auction rate securities were issued by eight different entities and are held by one investment firm on our behalf. The Company estimated the fair value of these instruments using a discounted cash flow model of the interest and principal payments over four to seven years. The cost of these instruments was $22.7 million. The $2.3 million difference between cost and market value as of March 31, 2008 was recorded as an other-than-temporary loss in the condensed consolidated statement of operations, and includes the $0.8 million difference between cost and fair value at December 31, 2007 which was previously recorded in unrealized loss in Accumulated other comprehensive income within Total stockholders’ equity. These instruments are all rated AA or AAA by Standard and Poor’s and A2 to Aaa by Moody’s and $17.0 million of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

In December 2007, the investment manager of an enhanced cash money market fund in which the Company had invested halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of March 31, 2008, the market value of our pro-rata share of investments in the fund was $6.3 million. Due to recent market conditions, the liquidation schedule is likely to extend beyond June 2008. Accordingly, as of March 31, 2008, $5.2 million is classified in short-term investments and $1.1 million is classified in long-term investments based on the current planned distribution schedule. The $0.2 million difference between the $6.5 million cost and the $6.3 million market value of this holding as of March 31, 2008 has been recorded as an other-than-temporary loss in the condensed consolidated statement of operations. The Company has no other amounts invested in enhanced cash funds.

(c) Goodwill and Intangible Assets, net

The following table presents the activity in goodwill and intangible assets from June 30, 2007 to March 31, 2008 (in thousands):

	Balance as of June 30, 2007	Additions		Amortization	Balance as of March 31, 2008
Goodwill	$65,560	$3,434	(a)	$—	$68,994
Intangibles assets:
Developed and core technology	16,946	—		(5,647)	11,299
Customer contracts - licenses	309	—		(282)	27
Customer contracts - support	169	—		(55)	114
Customer relationships	3,025	—		(2,061)	964
Workforce in place	153	—		(80)	73

	$86,162	$3,434		$(8,125)	$81,471

(a)	Additions to goodwill during the first nine months of fiscal year 2008 relate to the release of $1.25 million held in escrow related to the purchase of Solomio, as well as a payment of $0.4 million paid as additional consideration upon satisfying the requirement of a lack of indemnification claims as of February 2008 related to the purchase of WiderWeb. Additionally, $0.5 million and $1.2 million related to the Solomio Earn Out and the WiderWeb Earn Out, respectively, have been incurred pursuant to the acquisition agreements. See further details in Note 6, “Acquisitions”.

Total amortization expense related to intangible assets during the three and nine months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Developed and core technology	$1,869	$1,853	$5,647	$5,136
Customer contracts - licenses	10	137	282	280
Customer contracts - support	17	16	55	75
Customer relationships	687	687	2,061	2,060
Workforce in place	26	26	80	80

	$2,609	$2,719	$8,125	$7,631

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of acquired customer relationships and workforce in place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of March 31, 2008 and June 30, 2007 (in thousands):

	March 31, 2008			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$38,895	$(27,596)	$11,299	$38,895	$(21,949)	$16,946
Customer contracts - licenses	4,992	(4,965)	27	4,992	(4,683)	309
Customer contracts - support	417	(303)	114	417	(248)	169
Cusomer relationships	11,802	(10,838)	964	11,802	(8,777)	3,025
Workforce in place	414	(341)	73	414	(261)	153

	$56,520	$(44,043)	$12,477	$56,520	$(35,918)	$20,602

The following table presents the estimated future amortization of intangible assets, based upon the intangible assets recorded as of March 31, 2008, (in thousands):

Fiscal Year	Amortization
2008 (remaining)	$2,606
2009	6,010
2010	1,680
2011	1,620
2012	561

$12,477

(d) Deferred Revenue

As of March 31, 2008 and June 30, 2007, the Company had deferred revenue of $57.6 million and $58.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

•	amounts billed prior to acceptance of product or service;

•	new version coverage and/or maintenance and support elements prior to the delivery of service;

•	subscriber licenses committed in excess of subscribers activated for arrangements being recognized on a subscriber activation basis;

•	and license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $18.4 million and $20.4 million as of March 31, 2008 and June 30, 2007, respectively.

(e) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	March 31, 2008	June 30, 2007
Unrealized loss on marketable securities	$(262)	$(67)
Cumulative translation adjustments	(774)	2,552

Accumulated other comprehensive income (loss)	$(1,036)	$2,485

Comprehensive loss is comprised of net loss, changes in unrealized gain (loss) on marketable securities and changes in accumulated foreign currency translation adjustments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss	$(14,748)	$(32,510)	$(24,019)	$(72,823)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	685	106	(195)	781
Change in accumulated foreign currency translation adjustments	—	1,840	(3,326)	1,769

Total comprehensive loss	$(14,063)	$(30,564)	$(27,540)	$(70,273)

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

In addition to the Initial Consideration, Openwave may pay contingent consideration relating to a retention agreement (“Retention Amount”). The maximum amount payable for the Retention Amount is $875,000 for the retention of four key employees of WiderWeb for a two-year period which began on February 9, 2007. The Retention Amount is being amortized over the two-year period as compensation expense. During the quarter ended March 31, 2008, fifty percent of the Retention Amount was distributed to the four individuals pursuant to the terms of the purchase agreement, each of whom remains an employee of the Company. The remaining Retention Amount will be payable to the four individuals as of February 9, 2009, assuming each individual remains an employee of Openwave. If the individual ceases to be an employee his prorata portion of the Retention Amount will be forfeited in favor of the Company.

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount will be determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the WiderWeb Earn Out has been achieved as of March 31, 2008 and was added to goodwill on the consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $2.6 million as of March 31, 2008.

The Initial Consideration also does not include $875,000 in additional consideration. Pursuant to the terms of the acquisition agreement, if there are no claims for indemnification made by the Company, one half of the $875,000 is payable on February 9, 2008 and the other half is payable May 9, 2008. In February 2008, the Company paid the first half, equal to $437,500. Such payments increase goodwill on the consolidated balance sheet at the time of payment.

The Initial Consideration was allocated as follows (in thousands):

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

The Initial Consideration was allocated as follows (in thousands):

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

(7) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”), due September 9, 2008. The Notes were recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which is being amortized over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $0.2 million and $0.6 million of the discount was amortized during the three and nine months ended March 31, 2008, respectively, compared to approximately $0.2 million and $0.6 million in the corresponding periods of the prior year. The Company has made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $0.9 million of costs in connection with the issuance of the Notes, which were deferred and included in Deposits and other assets. The finance costs are being recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest rate method. Approximately $45,000 and $135,000 of debt issuance costs has been amortized during the three and nine months ended March 31, 2008, respectively, equal to the amounts for the corresponding periods of the prior fiscal year.

The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $15.927 per share, or approximately 9.4 million shares in aggregate. The conversion price takes into consideration an adjustment in the conversion price upon a special one-time cash distribution of $1.20 per share which was paid in June 2007 totaling $99.4 million. The Company may redeem some or all of the Notes for cash at any time, at a redemption price equal to $1,000 per $1,000 principal amount of Notes to be redeemed, plus accrued and unpaid interest, if any, on such Notes until, but not including, the redemption date, if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the mailing date of the optional redemption notice. Each holder may require the Company to purchase all or a portion of such holder’s Notes upon occurrence of specified change in control events.

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

If the Company fails to observe or correct certain covenants for a period of 60 days after receipt of a notice of default from the trustee, such failure will constitute an event of default under the Notes. Upon an event of default, the trustee or holders of at least 25% in aggregate principal amount of the Notes may accelerate the Notes such that the entire principal amount and any accrued and unpaid interest shall become immediately due and payable. Holders of a majority in aggregate principal amount of the Notes may rescind or annul acceleration if all events of default have been cured or waived, except nonpayment of the principal and any accrued and unpaid cash interest that have become due solely because of the acceleration. As of March 31, 2008 the Company was in compliance with all debt covenants. Any potential default that may have been caused by the failure to timely file this report on Form 10-Q would have been cured as of today’s filing of this report.

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

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. We believe a loss is not probable and reasonably estimable. Therefore no amount has been accrued as of March 31, 2008.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The state court actions will remain pending and Openwave and the individual defendants will provide periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the United States District Court, Northern District of California entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, as well as certain equitable relief and attorneys’ fees and costs. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007. On February 12, 2008, the court granted defendants’ motions to dismiss with leave for the plaintiffs to file an amended complaint on or before February 29, 2008. On February 27, 2008, plaintiffs filed a motion for an extension of time until March 14, 2008 to file their amended complaint. On March 7, 2008, the court granted plaintiffs’ motion for an extension of time requiring said amended complaint to be filed by the end of the day. Although plaintiffs failed to file the amended complaint, they filed a motion to stay, explaining that they planned to make a demand on the Company’s current directors. On April 16, 2008, the court denied plaintiffs motion to stay with leave for the plaintiffs to file an amended complaint by April 18, 2008, which plaintiffs subsequently failed to file. A hearing on the defendants’ motion to enter final judgment is scheduled for August 15, 2008. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

On March 12, 2008, the Company received a letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in In re Openwave Shareholder Derivative Litigation, Master File No. C-06-03468-SI (N.D.Cal.), in which the Court recently dismissed the Amended Consolidated Verified Shareholders Derivative Complaint. The Demand Letter requests that the Company commence litigation against 17 individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. The Board of Directors has formed a Special Litigation Committee of the Board to review the Demand Letter. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

Securities Class Action.

Between February 21, and March 27, 2007, four substantially similar securities class action complaints were filed in the United States District Court for the Southern District of New York against Openwave and four current and former officers of the Company. The complaints purport to be filed on behalf of all persons or entities who purchased

Openwave stock from September 30, 2002 through October 26, 2006 (the “Class Period”), and allege that during the Class Period, the defendants engaged in improper stock option backdating and issued materially false and misleading statements in the Company’s public filings and press releases regarding the manner in which Openwave granted and accounted for the options.

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

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC have all been dismissed as defendants from the litigation. The remaining defendants are the Company, certain former officers of the Company, and certain former and current directors of the Company. The securities class action is in its early stages. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

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

Indemnification claims.

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of March 31, 2008, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Contingencies.

We have various contingent obligations associated with acquisitions made in the last two fiscal years as discussed in Note 6 Acquisitions above.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced a restructuring plan on March 31, 2008 (“FY 2008 Restructuring Plan”). The Company has also undertaken various other restructurings in prior years.

The FY 2008 Restructuring Plan was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during the quarter ended March 31, 2008, the Company incurred $5.9 million in pre-tax restructuring and related charges associated with the FY 2008 Restructuring Plan’s employee termination benefits and $28,000 in accelerated depreciation on fixed assets associated with facilities identified for restructuring. Additional charges for severance will be incurred in the quarter ended June 30, 2008, and are expected to be paid by September 2008. The restructuring charges for facilities under this plan will be incurred in the period the facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease.

The following table sets forth the restructuring liability activity from June 30, 2007 through March 31, 2008 (in thousands):

Restructuring Plan initiated in:

	FY 02 through FY 05	FY 06		FY 07	FY 07	FY 08	Total Net
	Facility	Facility	Severance	Facility	Severance	Severance	Liability
Balance as of June 30, 2007	$62,574	$425	$53	$—	$14,206	$—	$77,258
New charges	—	57	(53)	51	621	—	676
Accretion expense	526	6	—	—	—	—	532
Cash paid, net of sublease income	(3,011)	(191)	—	(34)	(11,224)	—	(14,460)

Balance as of September 30, 2007	$60,089	$297	$—	$17	$3,603	$—	$64,006

New charges	—	14	—	—	(199)	—	(185)
Accretion expense	509	4	—	—	—	—	513
Cash paid, net of sublease income	(2,991)	(190)	—	(17)	(1,438)	—	(4,636)

Balance as of December 31, 2007	$57,607	$125	$—	$—	$1,966	$—	$59,698

New charges (1)	(428)	43	—	—	(377)	5,869	5,107
Accretion expense	488	2	—	—	—	—	490
Cash paid, net of sublease income	(2,454)	(114)	—	—	(132)	—	(2,700)

Balance as of March 31, 2008	$55,213	$56	$—	$—	$1,457	$5,869	$62,595

(1)	These charges include $0.2 million in foreign currency exchange rate losses on restructuring plans prior to FY 08 but do not include $28,000 of accelerated depreciation on fixed assets.

As of March 31, 2008, the Company has sublease contracts in place for all of its exited facilities, which provide for approximately $38.2 million of future sublease income from third parties. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at March 31, 2008 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2008 (remaining)	$4,589	$(1,755)	$2,834
2009	18,611	(7,423)	11,188
2010	19,087	(7,679)	11,408
2011	20,128	(7,555)	12,573
2012	20,043	(7,576)	12,467
2013	16,272	(6,225)	10,047

	$98,730	$(38,213)	$60,517

Future accretion expense on the restructured facility obligation is $5.2 million, which will be recorded as restructuring expense over the life of the respective lease terms.

(10) Gain on Sale of Technology and Other

During the quarter ended September 30, 2005, the Company sold certain intellectual property relating to a non-core product. In September 2006, proceeds of $1.3 million which were previously held in escrow were received by us and recorded in Gain on sale of technology and other when received.

(11) Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has accrued $0.2 million for the potential payment of interest relating to unrecognized tax benefits, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in an increase to retained deficit of $0.2 million. The Company historically classified unrecognized tax benefits in accrued liabilities. As a result of adoption of FIN 48, $2.3 million in unrecognized tax benefits were reclassified from accrued liabilities to long-term income taxes payable. During the quarter ended March 31, 2008, the Company discovered that liabilities relating to uncertain tax benefits aggregating $1.6 million were in the previous two quarters classified as a part of current liabilities. Due to the fact that the Company does not anticipate payment within the next 12 months, these liabilities have been reclassified as long term as of March 31, 2008.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. During the nine months ended March 31, 2008, $24,000 of accrued interest and penalties were reversed in connection with the lapse of the applicable statute of limitations as discussed below, and $0.1 million was included in the provision for taxes, resulting in an accrued amount of $0.1 million as of March 31, 2008.

During the nine months ended March 31, 2008, the total amount of unrecognized tax benefits were as follows:

Balance as of July 1, 2007	$4,875
Reclass from taxes payable	1,566
Resolution of various tax positions	(665)
Increase in tax reserve	152

Balance as of March 31, 2008	$5,928

The total amount of gross unrecognized tax benefits was $6.0 million as of March 31, 2008. Of this amount, $2.5 million would affect the effective tax rate if realized, and $3.5 million would be recorded as a reduction of goodwill if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

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

(12) Subsequent Event

We sold our Client operations on June 27, 2008 to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a note receivable of $5.8 million was due and paid in July 2008. Additionally, $4.2 million will be placed in escrow by the purchaser for a period of one year to secure indemnification claims made by the purchaser, if any. The terms also include an additional $2.0 million to be placed in escrow by the purchaser and paid to the Company if certain conditions are met, and warrants to purchase 2% of Purple Labs common stock. Openwave will provide transition services to Purple Labs for up to six months, and will bear the first $2.0 million of such expenses.

The Client operations will be reported as a discontinued operation when the Company reports results for its fiscal year ending June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have two categories of products:

•

Server products that are integrated at the edge and core of operator networks to enable the delivery of voice and video communication, messaging, location and content services to mobile handsets and personal computers; and

•

Client software that is embedded in mobile phones that allows handset manufacturers and operators to create and render rich service interfaces for mobile browsing, messaging and content services. As a result of product rationalization efforts announced on March 31, 2008, we sold our Client operations on June 27, 2008—see Note 12 Subsequent Event to the condensed consolidated financial statements for additional discussion. The Client operations will be reported as a discontinued operation when we report the results of our fiscal year ending June 30, 2008.

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

Overview of Financial Results During the Three and Nine Months Ended March 31, 2008

The following table represents a summary of our operating results for the three and nine months ended March 31, 2008 compared to the three and nine months ended March 31, 2007 (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2008	2007		2008	2007
	(unaudited)			(unaudited)
Revenues	$58,043	$62,704	-7%	$184,196	$222,207	-17%
Cost of revenues	24,649	30,335	-19%	84,707	95,399	-11%

Gross profit	33,394	32,369	3%	99,489	126,808	-22%
Operating expenses	46,337	63,989	-28%	141,406	200,938	-30%

Operating loss	(12,943)	(31,620)	-59%	(41,917)	(74,130)	-43%
Interest and other income (expense), net	(1,091)	4,020	-127%	4,292	14,863	-71%
Impairment of investment in private company	—	(1,185)	N/A	—	(1,185)	N/A
Income tax expense	714	1,347	-47%	2,212	4,737	-53%

Net loss from continuing operations	$(14,748)	$(30,132)	-51%	$(39,837)	$(65,189)	-39%

Discontinued operations	—	(2,378)	-100%	15,818	(7,634)	-307%

Net loss	$(14,748)	$(32,510)	-55%	$(24,019)	$(72,823)	-67%

Revenues decreased 7% and 17%, respectively, during the three and nine months ended March 31, 2008 compared to the corresponding periods of the prior year. The decrease for the nine months was primarily in license revenues, which declined by 24%, compared to the nine months ended March 31, 2007. The decrease in license revenues was due to the reduction in bookings during the nine months ended March 31, 2008, to $183.7 million from $229.8 million for the nine months ended March 31, 2007. The decrease in bookings relates partially to our product transitioning, as well as to a general decrease in demand from several of our largest mobile operator customers who are exercising more cautious purchasing patterns. Bookings fluctuate from quarter to quarter and do not necessarily create an immediate corresponding impact to revenues. For example, bookings were $46.2 million, $80.4 million, and $57.1 million during the three months ended September 30, 2007, December 31, 2007 and March 31, 2008, respectively. Revenues during the three months ended September 30, 2007, December 31, 2007 and March 31, 2008, were $63.0 million, $63.2 million, and $58.0 million, respectively.

Operating expenses decreased 28% and 30%, respectively, during the three and nine months ended March 31, 2008 compared to the corresponding period of the prior year. The decrease was due to certain unusual events during the prior year periods, including costs associated with our internal stock option practices review and legal costs associated with related lawsuits and proxy defense in the second half of fiscal year 2007, as well as company-wide retention bonuses earned from March 2007 through September 2007 which were announced when the Company was exploring alternative strategic plans. We also experienced various decreases in operating expenses, primarily in sales and marketing due to a decrease in commission expense, and other labor cost savings as a result of our FY 2007 Restructuring Plan, as discussed in more detail under Summary of Operating Results below. As of June 30, 2007, we had 1,104 employees, exclusive of employees related to Musiwave. As of March 31, 2008, we had 874 employees.

Operating Environment During the Three and Nine Months Ended March 31, 2008

On March 31, 2008, Openwave announced the execution of phase two of its strategy to position the Company for long-term growth and profitability. The key elements of the strategy include the completion of a product review and rationalization process, a restructuring of the sales organization and other groups, and broadening of customer targets. The impact of this strategy includes a reduction in worldwide staff by approximately 200 employees and the elimination of certain leased facilities. The execution of this new strategy is expected to yield annual cost savings of $50 million upon the finalization of exiting all restructured facilities.

Part of the product rationalization includes an increase in research and development resources for Openwave’s Gateway/Service Management and Messaging product lines, while we will invest in Location products according to current customer commitments. As a result of the product rationalization efforts, we sold our Client operations on June 27, 2008 – see Note 12 Subsequent Event to the condensed consolidated financial statements for additional discussion. The Client operations will be reported as a discontinued operation when we report the results of our fiscal year ending June 30, 2008.

The goal of the product rationalization process is to put resources behind those product lines that have the largest addressable market potential. Openwave is placing greater emphasis and investment on its Gateway/Service Management and Messaging products. We plan to accelerate new development of our Integra service delivery, as well as Openwave’s Rich Mail and messaging infrastructure products.

We are in the process of restructuring the sales and professional services teams from a regional structure to a more centralized and account-based approach. The move will adjust our focus from the top 30 accounts to a broader base, including Tier 2 and Tier 3 operators.

Server Products

Gateway

•

In the gateway line of business, our key product is Integra - Openwave’s next-generation gateway that enables mobile internet access. The Integra solution addresses customers’ desires to leverage their existing gateway investment while embracing an evolution beyond WAP-based content delivery to HTTP and RTSP protocols. At the Mobile World Congress event in February 2008, Openwave announced that twelve operators around the world had selected one or more of Openwave’s next generation service management solutions. Openwave recognizes the operators’ need to monetize the mobile Internet via new revenue models and improve the mobile Internet experience for their subscribers. One of these customers, KDDI, was the first operator in the world to deploy the Openwave Mobile Access Gateway (MAG) in 1999.

•

Customer momentum continues for OpenWeb, one of Integra’s key service enablers. Sprint became the first US carrier to deploy the OpenWeb solution when it publicly announced it was working with Openwave to launch an enhanced mobile web browsing experience on virtually all web-capable Sprint phones.

Messaging

•

Openwave’s Messaging line of business continues to see momentum with RichMail, an Asynchronous JavaScript and XML (“AJAX”)-based, converged communications solution that provides a dynamic web interface for mobile and broadband operators.

•

During the quarter ended March 31, 2008, Openwave signed an agreement with Telecom Italia for the Rich Mail solution. Telecom Italia is integrating Rich Mail to provide a personalized messaging service that increases features for its mobile users.

•	At Mobile World Congress, Openwave announced that Telecom Slovenia had selected a bundled set of messaging offerings, including Openwave RichMail, Openwave Email Mx and Openwave EdgeGx.

•

During the quarter ended March 31, 2008, Openwave introduced Rich Mail 3.0, which is an extension of Openwave’s successful AJAX-based Rich Mail offering. It is designed to enable a converged messaging experience for consumers by offering a central point of access for all their communications needs, enabling new ways for mobile and broadband operators to personalize, brand and monetize their web messaging offerings.

Advertising

•

In 2008 Openwave introduced a Contextual Advertising Solution. This advertising solution crosses both Gateway and Messaging product lines by offering operators another way to monetize their mobile Internet and messaging services. The solution is a modular advertising and content recommendation system that is designed to allow mobile and broadband operators to capture value from targeted advertising. It leverages operators’ existing subscriber relationships and unique network assets by providing a holistic view of the subscriber with real-time context, user behavior history, location information as well as voluntarily provided user data to determine and recommend relevant ads and offers.

Location

•	During the quarter ended March 31, 2008, Openwave signed an agreement with a leading operator in Japan to deploy a new location solution.

Client Products

As discussed above, we sold our Client operations on June 27, 2008. The Client operations will be reported as a discontinued operation when we report the results of our fiscal year ending June 30, 2008. Openwave will also continue to enable mobile Internet browsing through the network side of the business via key technologies like OpenWeb.

On April 20, 2008, Openwave announced the appointment of Bruce Coleman as Interim CEO, replacing Robert Vrij who departed Openwave on April 16, 2008.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve Management’s judgment and estimates. These significant accounting policies are:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Valuation of illiquid auction rate securities

•	Impairment assessment of goodwill and identifiable intangible assets

•	Stock-based compensation

•	Restructuring-related assessments

With the exception of the following paragraphs that update factors considered in our critical accounting policy estimates for Valuation of illiquid auction rate securities, Impairment assessment of goodwill and identifiable intangible assets and Stock-based compensation, during the quarter ended March 31, 2008, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

Valuation of illiquid auction rate securities

As of March 31, 2008, we had $20.4 million of illiquid auction rate securities classified as long-term investments on our consolidated balance sheet from eight different issuers. Due to the continued illiquidity of these securities, we can no longer assign fair value based upon recent trades, thus we have estimated the fair value of these securities utilizing a discounted cash flow model applied to the interest and principal payments generated by these securities. In doing so, we have assumed ultimate liquidity of the instruments within four to seven years, an estimated LIBOR rate that increases over time, and a spread of 3.5% to 5.0% over the LIBOR rate. This yielded an average discount from par of 10%. In analyzing different reasonable ranges of inputs for these factors, we estimate that an average discount from par could range from 2% to 25%. While discounted cash flows models are somewhat standard, the inputs require significant judgment, and there is no history to ascertain the accuracy or inaccuracy of these models for these particular securities to date.

As of March 31, 2008, we also had $3.0 million of an illiquid auction rate security from another issuer. This security was assigned a fair value of par based on recent trades at par prior to illiquidity and a redemption at par of $0.7 million in April 2008. $0.7 million of this security was classified as short-term investments and $2.3 million was classified as long-term investments on our condensed consolidated balance sheet as of March 31, 2008.

Impairment assessment of goodwill and identifiable intangible assets

On March 31, 2008, we had $69.0 million of goodwill on our consolidated balance sheet. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since fiscal year 2007. As of March 31, 2008, based on a closing stock price of $2.45, our market capitalization of approximately $204.2 million exceeded our net asset value by $53.6 million. As such, there was no impairment of goodwill. Our market capitalization has decreased since March 31, 2008, and we are evaluating whether goodwill is impaired as of June 30, 2008.

Stock-based compensation

Stock-based compensation is recorded in accordance with SFAS 123R, which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in the market traded options on Openwave common stock. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in less than a $0.1 million increase in the fair value of options granted during the quarter ended March 31, 2008. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover, as well as consideration of historical data regarding pre-vesting option forfeitures by employees. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of SFAS 123R would have resulted in a change of less than $0.1 million in stock-based compensation expense for the quarter ended March 31, 2008. Effective July 1, 2007, our expected term of options granted is derived from historical data, which uses the actual post-vesting option exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. Previously, we derived the expected term from the midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”.

Summary of Operating Results

Three and Nine Months Ended March 31, 2008 and 2007

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the three and nine months ended March 31, 2008 and 2007 we had significant customers as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2008	2007	2008	2007
Customer:
Sprint Nextel	18%	21%	20%	22%
Telestra	12%	2%	6%	1%

The following table presents the key revenue information for the three and nine months ended March 31, 2008 and 2007, (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Revenues:
License	$18,394	$14,946	23%	$52,544	$69,305	-24%
Maintenance and support	18,768	22,917	-18%	61,299	68,563	-11%
Services	20,881	24,841	-16%	70,353	84,339	-17%

Total Revenues	$58,043	$62,704	-7%	$184,196	$222,207	-17%

Percent of revenues:
License	32%	24%		29%	31%
Maintenance and support	32%	36%		33%	31%
Services	36%	40%		38%	38%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues increased by 23% during the three months ended March 31, 2008, as compared to the corresponding period of the prior year. The increase in license revenues was primarily due to the 19% increase in bookings from the same period of the prior year when we were at the beginning stages of our product transition.

License revenues decreased by 24% during the nine months ended March 31, 2008, as compared to the corresponding period of the prior year. As discussed above, the decrease in license revenues was primarily due to the 20% reduction in bookings during the nine months ended March 31, 2008, to $183.7 million from $229.8 million for the nine months ended March 31, 2007. The reduction in bookings is a result of stronger sales of our legacy products during the first half of fiscal 2007, prior to the impact of our product transitioning which began late in the second half of fiscal 2007.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 18% for the three months ended March 31, 2008, as compared to the corresponding period of the prior year. The decrease is a result of the reduced license bookings throughout the prior twelve months, as well as a purchase order for a renewal of maintenance from one customer expected during the three months ended March 31, 2008 being delayed until the following quarter of fiscal year 2008. As license bookings decrease, maintenance and support revenues from new licenses are less likely to offset non-renewals or lower renewal amounts from existing customers.

Maintenance and support revenues decreased by 11% for the nine months ended March 31, 2008, as compared to the corresponding period of the prior year. The decrease is a result of the factors discussed immediately above.

Services Revenues

Services revenue decreased by 16% for the three months ended March 31, 2008, as compared to the corresponding period of the prior year. The decrease in the three months ended March 31, 2008, was primarily related to the decline in bookings over the past twelve months as discussed above in license revenues, which impacted services revenues to a lesser extent since services often lag behind license revenues for the related booking due to differences in timing of delivery of licenses versus services. In several instances, however, particularly for projects requiring customization of our software, services and license revenues are recognized in tandem based on the percentage of completion of the project.

Services revenue decreased by 17% for the nine months ended March 31, 2008, as compared to the corresponding period of the prior year. The decrease is a result of the factors discussed immediately above.

Other Key Revenue Metrics

The other key revenue metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include our disaggregated revenues by product category. The disaggregated revenues by product category for the three and nine months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Disaggregated revenues:
Server	$46,992	$52,421	-10%	$147,390	$181,867	-19%
Client	11,051	10,283	7%	36,806	40,340	-9%

Total Revenues	$58,043	$62,704	-7%	$184,196	$222,207	-17%

Cost of Revenues

The following tables present cost of revenues as a percentage of related revenue type and gross margins by revenue type for the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Cost of revenues:
License	$2,866	$2,863	0%	$8,773	$8,831	-1%
Maintenance and support	7,078	9,153	-23%	23,117	25,073	-8%
Services	14,705	18,319	-20%	52,817	61,495	-14%

Total Cost of Revenues	$24,649	$30,335	-19%	$84,707	$95,399	-11%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Gross margin per related revenue category:
License	84%	81%	83%	87%
Maintenance and support	62%	60%	62%	63%
Services	30%	26%	25%	27%
Total Gross Margin	58%	52%	54%	57%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues remained consistent during the three months ended March 31, 2008, compared to the corresponding period of the prior year.

Costs of license revenues decreased by 1% during the nine months ended March 31, 2008, compared to the corresponding period of the prior year. The decrease is attributable to the decrease in license revenues over the same period, offset by changes in sales mix and royalties amortized over the period products are licensed to us discussed above in “License Revenues”.

License gross margins increased during the three months ended March 31, 2008 compared to the corresponding period of the prior year due to the increase in license revenues, which did not have a corresponding decrease in amortized royalty expense as discussed above. License gross margins declined during the nine months ended March 31, 2008 compared to the corresponding period of the prior year due to the decrease in license revenues, which did not have a corresponding decrease in amortized royalty expense as discussed above.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support decreased 23% during the three months ended March 31, 2008, compared to the corresponding period of the prior year. The decrease in cost of maintenance and support revenues can primarily be attributed to a decrease in headcount, from 183 employees in maintenance and support as of March 31, 2007 to 151 as of March 31, 2008.

Cost of maintenance and support decreased 8% during the nine months ended March 31, 2008, compared to the corresponding period of the prior year. The slight decrease in cost of maintenance and support revenues can primarily be attributed to a decrease in headcount from the prior year.

Maintenance and support gross margins during the three months ended March 31, 2008 increased from the corresponding period of the prior year due to a 21% decrease in labor costs. Maintenance and support gross margins declined during the nine months ended March 31, 2008 compared to the corresponding period of the prior year due to certain fixed costs in maintenance and support that do not have a corresponding decrease with the decrease in revenues, as well as additional bonus expense during the three months ended September 30, 2007 as discussed above.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent contractor costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 20% during the three months ended March 31, 2008, compared to the corresponding period of the prior year. The decrease in cost of services for the three months ended March 31, 2008 versus the prior year is related to the decrease in services revenue of 16%. Additionally, cost of services decreased due to the cancellation of a project with a negative gross margin during the three months ended March 31, 2008. This resulted in the reversal of a $0.5 million loss accrual recorded in the quarter ended December 31, 2007.

Cost of services decreased by 14% during the nine months ended March 31, 2008, compared to the corresponding period of the prior year. The decrease in cost of services for the nine months ended March 31, 2008 versus the prior year is related to the decrease in services revenue of 17%. Costs of services did not decrease as much as services revenue decreased due to certain fixed services costs that continue regardless of revenue recognized, which had an unfavorable impact on our services gross margins.

Operating Expenses

Operating expenses decreased by 28% and 30%, respectively, during the three and nine months ended March 31, 2008, as compared to the corresponding periods of the prior year. This expense reduction is discussed below.

The following table represents operating expenses for the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Operating expenses:
Research and development	$15,547	$17,867	-13%	$45,571	$53,932	-16%
Sales and marketing	16,529	25,216	-34%	54,570	74,738	-27%
General and administrative	7,696	19,077	-60%	31,736	51,533	-38%
Stock option review and related cost	—	540	N/A	—	6,782	N/A
Restructuring and other related costs	5,852	576	916%	7,388	13,100	-44%
Amortization of intangible assets	713	713	0%	2,141	2,140	0%
Gain on sale of technology	—	—	N/A	—	(1,287)	N/A

Total Operating Expenses	$46,337	$63,989	-28%	$141,406	$200,938	-30%

Percent of Revenues:
Research and development	27%	28%		25%	24%
Sales and marketing	28%	40%		30%	34%
General and administrative	13%	30%		17%	23%

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

During the three months ended March 31, 2008, research and development costs decreased 13% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our restructuring plan announced in June 2007. The year over year decrease in workforce resulted in decreases of $1.7 million in labor and associated costs, $0.3 million in departmental allocations and $0.2 million in stock based compensation.

During the nine months ended March 31, 2008, research and development costs decreased 16% compared to the corresponding period in the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our FY2007 Q4 Restructuring Plan. The year over year decrease in workforce resulted in decreases of $6.4 million in labor and associated costs, $0.2 million in stock based compensation and $0.9 million in departmental allocations.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, including sales commissions which are expensed in the same period of the related booking. Sales and marketing expenses also include travel expenses and related facility costs for our sales and marketing personnel and amortization of customer relationship intangibles. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

During the three months ended March 31, 2008, sales and marketing costs decreased 34%, as compared to the corresponding period in the prior year. The decrease is primarily attributable to the decrease in workforce as part of the FY2007 Q4 Restructuring Plan and resulted in decreases of $6.1 million in labor and associated costs, $0.2 million in departmental allocations and $0.9 million in stock based compensation. Marketing costs also decreased by $0.6 million as we continued to focus on streamlining the business.

During the nine months ended March 31, 2008, sales and marketing costs decreased by 27%, as compared to the corresponding period in the prior year. The decrease is primarily attributable to the decrease in workforce as part of the FY2007 Q4 Restructuring Plan and resulted in a decrease of $12.9 million in labor and associated costs and a $3.9 million decrease in stock based compensation. Marketing costs also decreased by $1.8 million as we continued to focus on streamlining the business.

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

During the three months ended March 31, 2008, general and administrative costs decreased 60% compared to the corresponding period in the prior year. This decrease from the prior year can be attributed to the reduction in workforce from the FY 2007 Q4 Restructuring Plan, which resulted in a reduction in labor and related costs of $3.4 million Additionally, during the three months ended March 31, 2008, we saw a decrease of $4.7 million in professional fees from the corresponding period of the prior year, which relates to lower audit and legal fees, as well as an insurance reimbursement of $1.1 million of legal fees incurred related to the shareholder derivative lawsuit. These reimbursements are recorded once amounts are confirmed or paid by the insurance company. We also experienced a decline in bad debt expense from the corresponding period of the prior year of $2.3 million due to improved accounts receivable aging, and a decrease in stock-based compensation of $1.5 million.

During the nine months ended March 31, 2008, general and administrative costs decreased 38% compared to the corresponding period in the prior year. This decrease from the prior year can be attributed to the reduction in workforce from the FY 2007 Q4 Restructuring Plan, which resulted in reductions in labor and related costs of $9.1 million. We also experienced a reduction of $3.4 million in professional fees which includes the $1.1 million reimbursement discussed above, and lower stock-based compensation of $4.7 million. Bad debt expense declined for the nine months ended March 31, 2008 by $5.6 million, primarily due to improved accounts receivable aging. These decreases were offset by a $1.7 million increase in costs for existing facilities, primarily as a result of increased common area maintenance costs.

Stock Option Review and Associated Costs

In May 2006, the Board of Directors formed a Special Committee to investigate our historical stock option practices following an informal request for information that we received from the SEC regarding our historical stock option practices. As a result of the findings of the Special Committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal years 2000 through 2005. Associated with this process, we incurred $0.5 and $6.8 million, respectively, in additional professional fees, in particular related to legal and audit expenses during the three and nine months ended March 31, 2007, respectively.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended March 31, 2008, increased by 916% over the same period in the prior year. This increase can be attributed to the fact that during the three months ended March 31, 2008, the Company incurred approximately $5.9 million in charges related to employee termination benefits and accelerated depreciation related to the FY2008 Restructuring Plan. Restructuring costs in the three months ended March 31, 2007 primarily result from accretion charges on facility obligations for prior restructuring plans.

Restructuring and other related costs for the nine months ended March 31, 2008, decreased by 44% over the same period in the prior year. This decrease can be attributed to the FY 2007 Q4 Restructuring Plan that resulted in charges of approximately $11.8 million through March 31, 2007, versus only $5.9 million in new restructuring charges for the nine months ended March 31, 2008.

Refer to Note 9 to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the total amortization of intangible assets:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Developed and core technology	$1,869	$1,853	$5,647	$5,136
Customer contracts - licenses	10	137	282	280
Customer contracts - support	17	16	55	75
Customer relationships	687	687	2,061	2,060
Workforce in place	26	26	80	80

	$2,609	$2,719	$8,125	$7,631

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. The increase in amortization in fiscal year 2008 reflects an increase in intangible assets due to the acquisitions of WiderWeb in February 2007 and SoloMio in October 2006, offset in part by certain intangible assets related to customer contracts from prior acquisitions becoming fully amortized during fiscal year 2008. These assets are being amortized over an average useful life of four years.

Amortization of acquired customer support contracts is included in Cost of revenues—Maintenance and support. These assets are being amortized over an approximate useful life of three years.

Amortization of acquired customer relationships and workforce in place is included in Operating expenses. These assets are being amortized over an average useful life of four years.

Gain on Sale of Technology and Other

During the three months ended September 30, 2005, we sold certain intellectual property relating to a non-core product. Proceeds of $1.3 million which were previously held in escrow were received by us in September 2006 and recorded in Gain on sale of technology and other.

Interest Income

Interest income was approximately $2.7 million and $9.1 million, respectively, for the three and nine months ended March 31, 2008, as compared to $5.0 million and $17.3 million, respectively, for the corresponding periods of the prior year. The decreases can be attributed to the reduction in interest-earning investments due to the $100.0 million stock repurchase program which we funded during the three months ended March 31, 2007 and the $99.4 million cash dividend paid in June 2007.

Interest Expense

Interest expense was approximately $1.3 million and $3.7 million, respectively, for the three and nine months ended March 31, 2008, which was relatively consistent with the corresponding period in the prior year when interest expense was $1.2 million and $3.7 million, respectively. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003.

Other Income (Expense), net

Other income (expense), net was approximately $(2.5) million and $(1.0) million, respectively, during the three and nine months ended March 31, 2008, as compared to $0.2 million and $1.3 million, respectively, for the corresponding periods of the prior year. During the three months ended March 31, 2008, we experienced $2.4 million in unrealized losses on other-than-temporary impairments on investments and $0.4 million in realized losses on sales of certain investments. For further discussion of other-than-temporary losses see Item 3 Quantitative and Qualitative Disclosures About Market Risk in the following section of this Form 10-Q. The remaining amounts primarily related to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based upon the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense decreased by 47% and 53% for the three and nine months ended March 31, 2008, compared to the corresponding period in the prior fiscal year due to the overall decline in revenue and dispositions of various tax positions during both the three and nine months ended March 31, 2008.

In light of our history of operating losses, we maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2008, we have net foreign deferred tax assets recorded of approximately $3.7 million, which consists of $5.3 million of realizable deferred tax assets in selected countries based upon our conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; offset by $1.6 million of deferred tax liabilities recorded with respect to acquisitions (exclusive of Musiwave) for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operation

In January 2006, we acquired Musiwave, a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. In June 2007, we committed to a plan to sell Musiwave. On December 31, 2007, we sold Musiwave and recorded a gain of $16.5 million. In accordance with SFAS 144, we classified Musiwave’s financial results as discontinued operations in our condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were considered “held-for-sale” until Musiwave was sold on December 31, 2007, and all prior periods have been revised in the condensed consolidated balance sheet and condensed consolidated statement of operations to reflect Musiwave as a discontinued operation. See Note 3 Discontinued Operation to the condensed consolidated financial statements for further information regarding the classification of Musiwave as a discontinued operation.

Operating Lease Obligations and Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2008.

Please refer to our Annual Report on Form 10-K for the year ended June 30, 2007 for a description of our facility leases and Note 8 to the condensed consolidated financial statements. We have currently subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $38.2 million through our fiscal year 2013.

On February 9, 2007, in connection with our acquisition of WiderWeb, in addition to the original consideration paid for the purchase, we agreed to contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount will be determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the WiderWeb Earn Out has been achieved as of March 31, 2008 and was added to goodwill on the consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $2.6 million as of March 31, 2008. We expect to pay $1.0 million of the WiderWeb Earn Out in September 2008 and the remainder in November 2009.

In addition, in March 2009, we will pay an aggregate of $437,500 to four key employees of WiderWeb if they remain employees of Openwave through February 9, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2008, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the nine months ended March 31, 2008 and June 30, 2007, (in thousands):

	March 31, 2008	June 30, 2007	Percent Change
Working capital	$49,092	$207,191	-76%
Cash and cash investments:
Cash and cash equivalents	$180,159	$80,581	124%
Short-term investments	35,199	160,063	-78%
Long-term investments	41,166	19,658	109%
Restricted cash and investments	17,879	20,347	-12%

Total cash and cash investments	$274,403	$280,649	-2%

	Nine Months Ended March 31,
	2008	2007
Cash used for operating activities	$(39,644)	$(1,568)
Cash provided by investing activities	$133,698	$29,680
Cash provided by (used for) financing activities	$6	$(100,916)

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

Working capital

Our working capital decreased by approximately $158.1 million, or 77%, from June 30, 2007 to March 31, 2008. The decrease was primarily attributable to the fact that our $149.6 million convertible subordinated notes that were previously classified in long term liabilities became a current liability beginning in September 2007.

Cash used for operating activities

Cash used for operating activities was $39.6 million during the nine months ended March 31, 2008, as compared with cash used for operating activities of $1.6 million in the corresponding period of the prior year. This increased use of cash from operations primarily relates to the impact from changes in working capital balances of $54.8 million, primarily from accounts receivable, offset by the reduced net loss, net of non-cash items.

Cash provided by investing activities

Net cash provided by investing activities during the nine months ended March 31, 2008 was $133.7 million, up $104.0 million from $29.7 million provided by investing activities during the nine months ended March 31, 2007. This change was primarily due to a decline of $60.1 million in purchases of short-term and long-term investments, net of proceeds from maturities during the nine months ended March 31, 2008 compared to the same period of the prior year. Additionally, $36.0 million in net cash generated from the sale of a discontinued operation that occurred in December 2007, as well as reduced purchases of property and equipment of $6.8 million.

Cash flows provided by (used for) financing activities

Net cash provided by financing activities during the nine months ended March 31, 2008 was $6,000, as compared to cash used for financing activities of $100.9 million during the nine months ended March 31, 2007. The majority of this decrease in cash used for financing activities relates to our stock repurchase plan, as well as the decrease in repurchases of common stock from employees and the proceeds provided by the purchase of shares by employees through the employee stock purchase plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains included in Other expense, net in the accompanying condensed consolidated statements of operations totaled $0.3 million and $0.9 million, respectively, for the three and nine months ended March 31, 2008. As of March 31, 2008, we have the following forward contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,000	1.09	4/30/2008
EUR	3,500	0.68	4/30/2008
EUR	2,500	0.68	5/30/2008
EUR	3,500	0.66	6/30/2008
CAD	2,000	1.02	4/30/2008
CAD	500	0.98	4/30/2008
JPY	100,000	99.42	5/30/2008
JPY	450,000	111.73	6/30/2008
SGD	600	1.39	5/30/2008
GBP	1,000	0.50	5/30/2008

(b) Interest Rate Risk

As of March 31, 2008, we had cash and cash equivalents, short-term and long-term investments and restricted cash and investments of $274.4 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all liquid investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2008 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2008	2009	Thereafter	March 31, 2008 Total	March 31, 2008 Total
Enhanced cash money market fund	$—	$6,523	$—	$6,523	$6,328
Certificate of Deposit	2,711	2,355	—	5,066	5,078
Commercial Paper	2,491	791	—	3,282	3,288
Corporate Bonds	5,601	20,428	12,515	38,544	38,262
Auction Rate Securities	700	—	24,970	25,670	23,409

Total	$11,503	$30,097	$37,485	$79,085	$76,365

Weighted-average interest rate			3.4%

As of March 31, 2008, $20.4 million in certain auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results. We estimated the fair value of these instruments using a discounted cash flow model of the interest and principal payments over four to seven years. The cost of these instruments was $22.7 million. The $2.3 million difference between cost and market value as of March 31, 2008 was recorded as an other-than-temporary loss in the condensed consolidated statements of operations, and includes the $0.8 million difference between cost and fair value at December 31, 2007 which was previously recorded in unrealized loss in Accumulated other comprehensive income (loss) within Total stockholders’ equity. These instruments are all rated AA or AAA by Standard and Poor’s and A2 to Aaa by Moody’s and $17.0 million of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

These auction rate securities were issued by eight different entities and are held by one investment firm on our behalf. $5.7 million of the illiquid auction rate securities are interest-bearing corporate debt obligations of two issuers. These two corporate debt obligations, through the course of their business, have some exposure to asset-backed securities. One of the corporate debt obligations, representing $2.2 million, is rated AAA by S&P, Aaa by Moody’s and AAA by Fitch. The other corporate debt obligation, representing $3.5 million, is rated Aaa by Moody’s and AAA by S&P. $17.0 million of the illiquid auction rate securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies and represent four separate issuers. $10.3 million of the “Triple X” structures are insured by MBIA Insurance Corporations and $6.7 million of the “Triple X” structures are insured by Ambac Assurance Corporation or Ambac Assurance UK Ltd. We are monitoring the financial performance of all issuers.

Additionally, we have an auction rate security of $3.0 million relating to student loan federal education loan programs from a separate issuer. This security is substantially guaranteed by the U.S. Department of Education and is rated AAA by Fitch and Aaa by Moody’s. As of March 31, 2008, $0.7 million of these auction rate securities are classified as short-term investments and were sold in April 2008 at par plus accrued interest. The remaining holdings of $2.3 million are considered illiquid and are classified as long-term investments at March 31, 2008.

In December 2007, the investment manager of an enhanced cash money market fund that we had invested in halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of March 31, 2008, the market value of our pro-rata share of investments in the fund was $6.3 million. Due to recent market conditions, the liquidation schedule is likely to extend beyond June 2008. Accordingly, as of March 31, $5.2 million is classified in short-term investments and $1.1 million is classified in long-term investments based on the current planned distribution schedule. The $0.2 million difference between the $6.5 million cost and the $6.3 million fair value of this holding as of March 31, 2008 has been recorded as an other-than-temporary impairment charge in the condensed consolidated statement of operations. We have no other amounts invested in enhanced cash funds.

There have been no significant changes in risk exposure since March 31, 2008.

Additionally, we had $17.9 million of restricted investments that were included within restricted cash and investments on the condensed consolidated balance sheet as of March 31, 2008. $17.6 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. $0.2 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, a balance of $0.1 million comprises a trade letter of credit related to a customer contract that required us to purchase hardware from a specific vendor. The weighted average interest rate on our restricted investments was 3.7% at March 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. We believe a loss is not probable and reasonably estimable. Therefore no amount has been accrued as of March 31, 2008.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The state court actions will remain pending and Openwave and the individual defendants will provide periodic status conferences until the federal actions are resolved. The plaintiffs in the state court actions have the right to ask the court to lift the stay if circumstances change. The consolidated state court action is in its very early stages. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

On October 11, 2006, the United States District Court, Northern District of California entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, as well as certain equitable relief and attorneys’ fees and costs. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007. On February 12, 2008, the court granted defendants’ motions to dismiss with leave for the plaintiffs to file an amended complaint on or before February 29, 2008. On February 27, 2008, plaintiffs filed a motion for an extension of time until March 14, 2008 to file their amended complaint. On March 7, 2008, the court granted plaintiffs’ motion for an extension of time requiring said amended complaint to be filed by the end of the day. Although plaintiffs failed to file the amended complaint, they filed a motion to stay, explaining that they planned to make a demand on the Company’s current directors. On April 16, 2008, the court denied plaintiffs motion to stay with leave for the plaintiffs to file an amended complaint by April 18, 2008, which plaintiffs subsequently failed to file. A hearing on the defendants’ motion to enter final judgment is scheduled for August 15, 2008. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in In re Openwave Shareholder Derivative Litigation, Master File No. C-06-03468-SI (N.D.Cal.), in which the Court recently dismissed the Amended Consolidated Verified Shareholders Derivative Complaint. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. The Board of Directors has formed a Special Litigation Committee of the Board to review the Demand Letter. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

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

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC have all been dismissed as defendants from the litigation. The remaining defendants are the Company, certain former officers of the Company, and certain former and current directors of the Company. The securities class action is in its early stages. No amount is accrued as of March 31, 2008 as a loss is not considered probable and reasonably estimable.

Simmonds v. Credit Suisse Group, et al.,

On October 3, 2007, Vanessa Simmonds filed stockholder derivative suit in the United States District Court for the Western District of Washington (Case No.C07-1580 JLR) on behalf of Openwave naming Credit Suisse Group, Bank of America Corporation, and J.P. Morgan Chase & Co. as defendants. Openwave is named as a nominal defendant. The plaintiff alleges that the defendants, all of whom acted as co-lead underwriters for Openwave’s 1999 initial public offering, violated the “short-swing profit” prohibition set forth in Section 16(b) of the Securities Exchange Act of 1934 by purchasing and selling Openwave securities within a six-month period, and violated Section 16(a) by failing to report transactions in Openwave’s securities as a group. The plaintiff demands that each of the defendants disgorge profits from all transactions in Openwave’s securities found to be in violation of Section 16(b), prejudgment interest, attorneys’ fees and costs.

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

Other than as set forth below, there have been no material changes to the Risk Factors.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

At March 31, 2008, we had investments totaling approximately $22.7 million in illiquid auction-rate securities. All of these investments carry a credit rating of Aaa or higher from one or more of the major credit rating agencies and all scheduled interest payments to-date have been made by the issuers. None of the auction rate securities held by the Company are mortgage-backed debt obligations.

Auction-rate securities are long-term variable rate bonds or money market securities tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch Auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined higher “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities.

Given the current illiquid conditions in the global credit markets and the refusal of broker-dealers to continue to support auctions of auction-rate securities, the auctions failed for these auction-rate securities and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction rate securities, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition. In addition, if future auctions fail and we believe we will not hold the security to maturity, we may in the future be required to record an impairment charge on these investments. We may similarly be required to record impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could have a material adverse affect our results of operations and our financial condition. We determined that the declines in the fair value of these investments as of March 31, 2008, were other-than-temporary and recorded a $2.3 million impairment charge on these illiquid auction rate securities based on our estimate of fair value in our condensed consolidated statement of operations for the corresponding quarter. There may be further declines in the value of these investments. The market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

Because of delayed filing of this Quarterly Report on Form 10-Q, we face delisting from NASDAQ which would adversely affect the trading price of our common stock.

As a result of our delayed filing of this Quarterly Report on Form 10-Q with the SEC, on May 20, 2008, we received a NASDAQ staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2008, and that our securities are, therefore, subject to delisting from the NASDAQ Global Select Market. We have requested a hearing before the NASDAQ Listing Qualifications Panel which is scheduled to be held on July 17, 2008 to appeal the staff determination and present a plan to cure the filing deficiency and to regain compliance. The filing of this Quarterly Report on Form 10-Q is part of that plan of compliance. The NASDAQ delisting action has been automatically stayed pending the NASDAQ Panel’s decision, and the Company’s stock will continue to be listed on the NASDAQ Global Select Market until the Panel issues its decision. If the NASDAQ Panel does not grant our request for continued listing, or we are unable to regain compliance or otherwise meet or maintain compliance with all of the NASDAQ listing requirements, our securities will be delisted from the NASDAQ Global Select Market. If we are delisted, we may apply for listing on another exchange, however, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the NASDAQ Global Select Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 30, 2007).

10.1	Employment Agreement between the Company and Bruce Coleman dated April 20, 2008.

10.2	Summary of At-Will Employment Arrangement between the Company and Anne Brennan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2008

OPENWAVE SYSTEMS INC.

By:	/s/ Anne Brennan
Anne Brennan
Interim Chief Financial Officer
(Principal Financial and Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 30, 2007).

10.1	Employment Agreement between the Company and Bruce Coleman dated April 20, 2008.

10.2	Summary of At-Will Employment Arrangement between the Company and Anne Brennan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.