Form 10-K
period 2008-06-30
OPENWAVE SYSTEMS INC
filed 2008-09-15
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Registrant's telephone number, including area code

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $216,506,001 as of December 31, 2007 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 83,105,639 shares of the registrant’s Common Stock issued and outstanding as of August 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2008 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results, the impact of recognizing material amounts of stock-based compensation expense which were not previously accounted for in previously issued financial statements, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are merely predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below under the subheading “Risk Factors” under Item 1A, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

PART I

Item 1.    Business.

Company Background

Openwave Systems Inc. (“Openwave”, “the Company”, “our”, “we” or “us”) is one of the world’s leading innovators of software applications and infrastructure designed to enable revenue-generating, personalized services, including merchandising and advertising, which converge the mobile and broadband experience across all devices.

Openwave software enables mobile and broadband service providers to increase the value of their networks by accelerating time to market and reducing the cost and complexity associated with new service deployment. Our unique product portfolio provides a complete range of service management, messaging and location technologies.

Currently, our product portfolio fits in the category of server software, software that is integrated at the edge and core of operator networks. We serve the market with three distinct product lines: service management, formerly known as gateway, to enable access and management of content and media; messaging, to enable enhanced, integrated mobile and broadband communications; and location, to enable high accuracy location services.

On March 31, 2008, we announced the execution of phase two of our strategy to position the Company for long-term growth and profitability. The key elements of the strategy include the completion of a product review and rationalization process, a restructuring of the sales organization and other groups, and the broadening of customer targets.

As part of the product rationalization, we are focusing our efforts on network-based offerings. In June 2008, we announced the sale of our mobile phone software business (“Client operations”)—which develops and markets browser and messaging client technologies—to Purple Labs, a leading supplier of Linux for mass-market 3G phones.

The goal of our product rationalization process is to enable us to put resources behind those product lines that have the largest addressable market potential. We are placing greater emphasis on and investment in our service management and messaging products. We plan to accelerate new development of our Integra platform and revenue generating services, as well as Openwave's latest Rich Mail 3.0 offering and key messaging infrastructure products. In our location line of business, we will continue to offer our commercial and emergency services location platform and are looking to location-enable other service offerings in our portfolio.

In parallel with narrowing our product set, we are planning to expand our customer base. Openwave is moving from an almost exclusive focus on top tier operators to a broader base of operators. The sales organization will include named account teams and new customer prospect teams that will cover specific territories, working independently and with in-region channel partners.

We announced the appointment of three new Board members during the first fiscal quarter 2008. Newly appointed members include Patrick Jones, a former financial executive with Intel and LSI Logic, Charles Levine, former President of Sprint PCS, and William Morrow, former President and CEO of Pacific Gas and Electric and a former senior executive with Vodafone and Japan Telecom.

During the second quarter of fiscal 2008, Openwave appointed Charles Levine as its non-executive Chairman of the Board, replacing Robert Vrij. Mr. Levine has served as a member of the Company’s Board of Directors since October 2007. In January 2008, the size of the Company’s Board was increased to eight and Robin Abrams, former Interim Chief Executive Officer of ZiLOG, Inc., was appointed to the Board.

On April 20, 2008, Openwave announced the appointment of Bruce Coleman as Interim CEO, replacing Robert Vrij, who departed Openwave on April 16, 2008. We have had several other executive changes during fiscal 2008–see “Employees and Recent Executive Officer Changes” below.

Our global customer base includes more than 50 of the world’s leading operators and more than 25 broadband service providers.

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

Industry

Operating Environment and Trends

Mobile telecommunications operators are experiencing internal reorganization in response to the recent consolidations in the industry. This has shifted the demand from expensive infrastructure-related solutions with long implementation cycles to products and services that are revenue-enhancing and offer a quick return on investment.

During fiscal 2008, Openwave invested in the development of new and existing products to build the next generation of core offerings which we believe are in line with the needs of our global customer base.

We believe our revenues and gross margin throughout fiscal 2009 will continue to be impacted by the following trends:

•

We are in the midst of streamlining our product portfolio to focus on our network-based products in the following three areas: service management, messaging and location. We have increased engineering resources on certain products with the intention of accelerating new development in those lines of the business with the largest addressable market.

•

We intend to focus on creating more standardized offerings based on market requirements, which can be sold directly and indirectly through channel partnerships. We will also continue to deliver tailored solutions to our global top 30 operator customers.

•

Many of our largest mobile operator customers continue to experience restructuring and internal reorganization, often as a result of recent mergers. This is particularly true in the US and EMEA, which has lengthened the selling cycle for new projects throughout fiscal 2008. We expect this to persist in fiscal 2009.

Key Trends

The Internet is becoming mobile. More consumers are accessing the Internet via their mobile phone.

According to a newly published forecast from leading industry analyst firm Strategy Analytics, the population of mobile data users will more than double from 406 million at the end of calendar year 2008 to over 870 million by 2012. The number of mobile data users is expected to more than double in the next four years, and users with smartphones are expected to almost triple by 2012. In the server software market we have witnessed the rise in popularity of both content and communications services, predominantly led by messaging services but increasingly open Internet browsing and Web 2.0 services.

Our converged communications solutions are intended for our broadband, wireline, and wireless customers who are looking to simplify and streamline the communications experience. According to the 2008 Wireless Data Forecast from Strategy Analytics, the market for mobile data messaging will grow to $85 billion by 2011. Within broadband communications we see platforms being redefined to support Web 2.0 services and online communities like social networking and blogs. New sources of revenue are emerging, such as advertising, M-commerce and other ways to monetize subscriber intelligence. We are also seeing the growth of multimedia content being distributed through distinct communities.

As more consumers are using their devices to access and share new forms of content person-to-person or through social communities, we are working with carriers to help them increase access to both on- and off-portal content. The mobile and web-based data market continues to experience growth with increased consumer use of services such as social networking, blogging, photo/video sharing and video streaming. The total number of mobile subscribers using mobile social community networks on a worldwide basis is nearly 50 million. ABI Research forecasts that the market will reach 174 million members by 2011.

Products and Services

Openwave's products are modular and based on open standards, providing our customers with the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology and products are designed to work on diverse mobile phones and platforms regardless of the brand or the type of service that operators select to offer to their subscribers.

Our product portfolio includes offerings in the areas of server software which includes mobile infrastructure, converged messaging products for mobile and broadband service providers and location application products for mobile operators. Our professional services group works with our customers during all stages of implementation of wireless services. For financial information about our operating segment and geographic areas, see Note 6 to our Consolidated Financial Statements.

Server Software Products

Our server software products contain the foundational software required to enable internet connectivity to mobile phones and allow service providers to build compelling services for their subscribers. These products include:

Service Management (formerly Gateway)

•

Openwave’s next generation platform, Integra, evolves the company’s Mobile Access Gateway (MAG) offering to include multi-protocol, multi-service support, designed to meet the needs of carriers who are moving from a Wireless Application Protocol (“WAP”) based content delivery model to a service delivery model that includes HTTP and RTSP protocols. This product is designed to help operators capture a greater share of the premium mobile content market and monetize off-portal content while simplifying network management and creating a future proof architecture. Integra is a modular platform that supports value-added service enablers which provides new revenue opportunities for both operators and for Openwave. We have announced several key service enablers, including OpenWeb, which makes content more compelling on a mobile device; streaming video capabilities that adapt video into an optimal format for users’ handsets; and mobile advertising services, which offer a new monetization channel.

•

Openwave Mobile Access Gateway is carrier-class infrastructure software for exchanging data between the wireline Internet and wireless mobile phones. Our market-leading gateway software includes advanced features such as WAP Push, security, varied billing support and differentiated classes of service. MAG supports the latest generation of multimedia standards and handsets, allowing subscribers to download wallpaper, ring tones and other multimedia content as well as receive messages in real time.

Messaging

•

Openwave Rich Mail, one of our newest broadband messaging offerings and a key product in our Converged Communications portfolio, is a PC-based Web 2.0 solution designed for carrier-scale deployment by broadband and mobile operators around the world. Rich Mail enhances the messaging experience for consumers by offering a dynamic, feature-rich user experience and enables broadband and mobile operators to brand, personalize and monetize their messaging offerings.

•	Openwave Email Mx is the foundation of our messaging solution, delivering carrier-class messaging with scalability to serve wireline, wireless and ISP customers from a common platform.

•	Openwave Multimedia Messaging Services Center (MMSC) enables operators to offer highly differentiated and robust multimedia services, such as integrated photo and text messaging.

•

Openwave Edge Gx is designed to prevent messaging abuse before it gets into operators’ networks. Designed specifically for broadband and wireless communications service providers, Openwave Edge Gx delivers protection at the edge of the network for both inbound and outbound traffic.

•

Openwave IP Voice Messaging suite of solutions allows mobile and broadband service providers to provide integrated and highly flexible IP Voicemail and Call Management services across networks and devices.

•

Openwave SmartCall is a suite of call management services that leverages operators’ core voice business to give subscribers more control over making and taking calls. Smart Call services use messaging and call handling in real-time to let mobile, fixed-line and broadband subscribers decide how and when they want to communicate based on their availability, preferred mode (SMS, voice, MMS, etc.), current location and other personal factors.

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

Discontinued Operations

Client operations

As discussed under the heading “Company Background,” management initiated the second phase of a strategy to refocus its product portfolio in March 2008 and decided to pursue the divestiture of its Client operations, which developed and marketed browser and messaging client technologies. During the fourth quarter of fiscal 2008, the Company sold its Client operations.

Content

Management initially refocused its product portfolio in June 2007 and decided to pursue the divestiture of its content, product and music line. As such, this product line, which consisted of Musiwave, was sold in December 2007.

Services and Maintenance and Support Services

Our products and our customers’ networks are complex, requiring professional services, support and training to provide advanced solutions to our customers. Our support organization provides both 24-hour maintenance and support services to our customers. In addition, our professional services organization provides training and consulting services, often to perform integration services relating to commercial launches of our technology, as well as to provide value-added services that are designed to improve the end-to-end consumer experience, increase user adoption of wireless services and create differentiation for operators. As of June 30, 2008, we had 232 employees in our professional services and maintenance and global support organizations.

Research and Product Development

Our ability to meet our customer’s expectations for innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development. Our research and development expenses were $50.8 million, $62.4 million and $69.3 million for fiscal 2008, 2007 and 2006, respectively. As of June 30, 2008, we had 182 employees, compared with 227 employees as of June 30, 2007, engaged in research and product development activities.

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

Standards

We believe the growth and development of standards is key to our success and the success of our industry. Therefore, we take an active role in a number of industry standards organizations including the Open Mobile Alliance (“OMA”), the World Wide Web Consortium (“W3C”), CDMA Developer Group, and 3G Americas, among others. In addition, the Third Generation Partnership Projects (“3GPP” and “3GPP2”) which are the 3G standards organizations for the GSM and CDMA represent strategic standards for our products.

Sales, Marketing and Customer Support

We sell our products through both a direct sales force and, to a lesser extent, third-party resellers. As of June 30, 2008, we had 126 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support. Our third-party resellers are strategic alliance partners including HP, IBM and CTC.

International sales of products and services accounted for 53%, 47% and 47% of our total revenues for fiscal 2008, 2007 and 2006, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions. For further information regarding our segment revenue, geographic areas and significant customers, please refer to Note 6 of our Notes to Consolidated Financial Statements.

Partners

We collaborate with companies, including HP, IBM, Alcatel-Lucent, McAfee and others, that expand our reach and capabilities and maintain our company-wide focus on increasing customer satisfaction and improving the end user experience.

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

Our competitors include ByteMobile, Comverse, Ericsson, Intrado, LogicaCMG, Nokia Siemens Networks and TCS.

Employees and Recent Executive Officer Changes

As of June 30, 2008, we had 657 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

On April 20, 2008, Openwave announced the appointment of Bruce Coleman as Interim Chief Executive Officer, replacing Robert Vrij who departed Openwave on April 16, 2008.

On June 19, 2008, John Boden, Senior Vice President Product Management, departed the Company.

In July 2008, Openwave announced the appointment of Karen Willem as Chief Financial Officer. Ms. Willem brings more than 25 years of experience in finance, sales and general management at leading software companies. Ms. Willem replaced Anne Brennan who had been the Interim Chief Financial Officer since January 2008. Ms. Brennan is now the Vice President, Head of Finance, reporting to Ms. Willem.

In July 2008, Openwave announced the appointment of Alan Park as Senior Vice President, Worldwide Sales. Mr. Park brings more than 28 years of experience in sales, professional services and management experience at leading companies in the high technology and telecommunications industries. Mr. Park replaced Hari Haran, who departed Openwave on July 31, 2008.

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

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. Except for fiscal 2006, we incurred annual net losses on a Generally Accepted Accounting Principles (“GAAP”) basis since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $3.0 billion, which includes approximately $2.0 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. We may not achieve or be able to maintain consistent profitability.

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

For example, our business depends upon the mass adoption of mobile phones for delivery of data services. Competing products, such as portable computers, PDAs, and smart phones, currently exist for mobile data delivery. If mobile phones are not widely adopted for delivery of data services our customers may choose not to widely deploy, maintain or market offerings based on our products, which would adversely affect our business and operating results.

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. In this regard, revenue recognized from arrangements with Sprint-Nextel accounted for approximately 23% of our total revenues during fiscal 2008. By virtue of their size and the significant portion of our revenue that we derive from this customer, this customer is able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience who are integral in developing, marketing and selling our products.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued service of many of our current employees, including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In the event of turnover within key positions, such as the recent executive turnover described in Part I under the heading “Employees and Recent Executive Officer Changes,” integration of new employees will require additional time and resources, which could adversely affect our business plan. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

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

In particular, our customers often defer execution of our agreements until the last week of the quarter if they elect to purchase our products. Approximately 30%-40% of our quarterly revenue typically occurs in the last month of a quarter and the pattern for revenue generation during that month is normally not linear. Accordingly, we may not recognize revenue as anticipated during a given quarter when customers defer orders or ultimately elect not to purchase our products. Therefore, we could be in a position where we do not achieve our financial targets for a quarter and not determine this until very late in the quarter or after the quarter is over. As a result, our visibility into our revenue to be recognized for future periods is limited.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market. Our current and potential competitors include the following:

•	wireless equipment manufacturers, such as Ericsson, Nokia Siemens Networks, Nortel and Alcatel-Lucent;

•	wireless messaging software providers, such as Comverse, Ericsson and LogicaCMG;

•	software providers, such as 724 Solutions, Critical Path, ByteMobile, and Intrado;

•	service providers, such as E-Commerce Solutions and TCS;

•	computer system companies such as Microsoft and Sun Microsystems;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

•	antispam and antivirus providers such as Ironport.

Nokia Siemens Networks also competes directly with us by offering WAP servers to communication service providers. Nokia markets its WAP servers to corporate customers and content providers, which if successful, could undermine the need for communication service providers to maintain their own WAP gateways (since these WAP servers access applications and services directly rather than through WAP gateways).

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

International sales accounted for approximately 53% and 47% of our total revenues for fiscal 2008 and 2007. Risks inherent in conducting business internationally include:

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

Our customers are typically large communications service providers. Their substantial purchasing power and negotiating leverage limits our ability to negotiate uniform business terms. As a result, we typically negotiate contracts on an individual customer-by-customer basis and are sometimes required to accept contract terms not favorable to us, including indemnity, limitation of liability, refund, penalty or other terms that expose us to significant risk. We may be asked to indemnify the third party components that we provide, and we may or may not have sufficient indemnification provisions from the third parties. In addition, we may be asked to accommodate requests that are beyond the express terms of our agreements in order to maintain our relationships with our customers. The lack of uniformity and the complexity of the terms of these contracts create difficulties with respect to ensuring timely and accurate accounting and billing under these contracts. Because of this complexity and the limitations of automated accounting software, our invoices often must be prepared individually, which sometimes leads to delays or errors that generally must be corrected before invoices can be paid by our customers and which can lead to delays in processing or collecting payments. Any delay in processing or collecting payments could adversely affect our business. Additionally, if we are unable to effectively negotiate, enforce and accurately or timely account and bill for contracts with our key customers, our business and operating results may be adversely affected.

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

We apply the percentage-of-completion method to recognize revenue for certain fixed fee solutions-based arrangements. Applying the percentage-of-completion method requires that we estimate progress on our professional service revenues for a particular period. If, in a particular period, our estimates to project completion change or we estimate project overruns, revenue recognition for such projects in the period may be less than expected or even negative, which could cause us to fail to realize anticipated operating results in a given period. Additionally, a portion of the payments under some of our professional services arrangements are based on customer acceptance of deliverables. If a customer fails to accept the applicable deliverable, we may not be able to recognize the related revenue or receive payment for work that we have already completed, which could adversely affect our business and operating results.

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

We have initiated plans to focus on our server products, streamline operations, and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with the restructurings, we were required to make certain product and product development tradeoffs with limited information regarding the future demand for our various products. Following these restructurings, we may not have elected to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of our restructuring plans has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our employee morale which can lead to increased turnover as well as make recruitment and retention of key employees more difficult. These employee reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out the restructuring plans, our expenses may not decrease as quickly as expected. There can be no assurance that our restructurings will achieve the anticipated results or in the expected timeframe. If we find that our planned restructurings do not achieve our objectives, it may be necessary to implement further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

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

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally-developed technology. We rely on a combination of patent, copyright and trade secret laws to protect our intellectual property or proprietary rights in such technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position. We also rely on trademark law to protect the value of our corporate brand and reputation.

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

Our products may infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties or other damages.

Our products or solutions, including third party elements, may be alleged to infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties or other remedies. As the number of our products, solutions, and services increases and their features and content continue to expand, we may increasingly become subject to infringement and other intellectual property claims by third parties. From time to time, we and our customers have received and may receive in the future, offers to license or claims alleging infringement of intellectual property rights, or may become aware of certain third party patents that may relate to our products. For example, a number of parties have asserted to standards bodies such as OMA that they own intellectual property rights which may be essential for the implementation of specifications developed by those standards bodies. A number of our products are designed to conform to OMA specifications or those of other standards bodies, and have been, and may in the future be, subject to offers to license or claims of infringement on that basis by individuals, intellectual property licensing entities and other companies, including companies in the telecommunications field with greater financial resources and larger intellectual property portfolios than our own.

Additionally, our customer agreements require that we indemnify our customers for infringement of our intellectual property embedded in their products. In the past we have elected, and in the future we may elect, to take a license or otherwise settle claims of infringement at the request of our customers or otherwise. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved, and the number of parties holding intellectual property within the wireless industry, increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased number of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us or against a customer for which we have an obligation to defend could result in costly litigation as well as the payment of substantial damages or an injunction.

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

We may pursue acquisitions or investments in complementary technologies and businesses, which could harm our operating results and may disrupt our business.

In the future, we may pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

Our business and future operating results may be adversely affected by events outside our control.

Our business and operating results are vulnerable to events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and overseas. Our corporate headquarters are located in Redwood City, California. California in particular has been vulnerable to natural disasters, such as earthquakes, fires and floods, and other risks which at times have disrupted the local economy and posed physical risks to our property. We presently do not have adequate redundant, multiple site capacity if any of these events were to occur, nor can we be certain that the insurance we maintain against these events would be adequate.

Our business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled wireless carriers, increase the risks associated with our international activities.

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers and make sales in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe and Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to discourage these practices by our employees, consultants, sales agents and resellers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Provisions of our corporate documents and Delaware law may discourage an acquisition of our business, which could affect our stock price.

Our charter and bylaws may inhibit changes of control that are not approved by our Board of Directors. In particular, our certificate of incorporation includes provisions for a classified Board of Directors, authorizes the Board of Directors to issue preferred stock without stockholder approval, prohibit cumulative voting in director elections and prohibit stockholders from taking action by written consent. Further, our bylaws include provisions that prohibit stockholders from calling special meetings and require advance notice for stockholder proposals or nomination of directors. In addition, we have adopted a stockholder rights plan such that, if a person or group acquires beneficial ownership of 15 percent or more of our common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock, our stockholder rights plan provides for rights to be distributed as a dividend to certain of our stockholders of record. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prevents a person who becomes the owner of 15 percent or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. These provisions could have the effect of delaying or preventing changes in control or management.

Our stock price has been and is likely to continue to be volatile and you may not be able to resell shares of our common stock at or above the price you paid, if at all.

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report. In addition, the stock market in general has, and the NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional costs associated with our public company reporting requirements. We continue to evaluate and monitor developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risk Related to the Restatement of Our Prior Financial Results.

The restatement of our consolidated financial statements, the SEC and U.S. Attorney inquiries and related events could have a material adverse effect on us. In May 2006, we received a letter of informal inquiry from the SEC requesting documents related to our stock option grants and stock option practices. In June 2006, our Board of Directors appointed a special committee of three independent directors to conduct a review into past stock option grants and practices. In October 2006, the special committee concluded that the measurement dates for financial accounting purposes for a number of stock option grants differed from the recorded grant dates for such awards. Accordingly, management concluded that our previously issued financial statements should no longer be relied upon. Because the stock prices on the originally stated grant dates were lower than the stock prices on the actual measurement dates, we recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements and restated our financial results for fiscal 1999 through 2005, including each of the quarters in fiscal 2005, in our Form 10-K filed on December 1, 2006, as amended on Form 10-K/A filed on May 11, 2007.

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

On May 18, 2006, we received a notice of informal inquiry from the SEC regarding our historic and current stock option grants and stock option practices. While we have fully cooperated with the SEC and intend to continue to do so, we are unable to predict what consequences, if any, the SEC inquiry may have on us. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to administrative orders. Although we have not received any recent communications from the SEC regarding this inquiry, the SEC inquiry remains open, and the resolution of the inquiry could require the filing of additional restatements of our prior financial statements or require that we take other actions.

On July 5, 2006, we announced that we had received subpoenas from the United States Attorney for the Eastern District of New York and the Northern District of California, each requesting documents relating to stock option grants. Responsibility for this inquiry between the districts was subsequently assigned to the Northern District of California. Although we have not received any recent communications from the U.S. Attorney regarding the inquiry, the inquiry remains open. While we have fully cooperated with the U.S. Attorney and intend to continue to do so, we cannot predict when this inquiry will conclude or its eventual outcome and there is no assurance that other regulatory inquiries will not be commenced against us. The adverse resolution of any inquiry into our stock option practices could have a material adverse effect on our business and financial condition.

We have also incurred significant expenses relating to legal, accounting, tax and other professional services in connection with these matters and may continue to incur significant expenses in the future, which may adversely affect our results of operations and cash flows.

We face litigation risks relating to our past practices with respect to equity incentives that could have a material adverse effect on the Company.

Several shareholder derivative lawsuits were filed against our directors, officers, certain former directors and officers, and us as a nominal defendant, as well as a securities class action, relating to our past stock option grants and practices. See Part I, Item 3, and “Legal Proceedings” for a more detailed description of these proceedings. Additionally, in the future, we may be the subject of additional private or government actions. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits has resulted and may continue to result in significant expense and the continued diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives and an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of these lawsuits may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers and directors, we are required to indemnify, and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

At June 30, 2008, we had investments totaling approximately $21.3 million in illiquid auction-rate securities. All of these investments carry a credit rating of A or higher from one or more of the major credit rating agencies and all scheduled interest payments to-date have been made by the issuers. None of the auction rate securities held by the Company are mortgage-backed debt obligations. The securities represent rights to interest and principal paid by the issuer from their cash flows generated in conducting business.

Auction-rate securities are long-term variable rate bonds or money market securities tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.). Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch Auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined higher rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities.

Given the current illiquid conditions in the global credit markets and the refusal of broker-dealers to continue to support auctions of auction-rate securities, the auctions failed for these auction-rate securities and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction rate securities, the liquidity of our investment portfolio may be impacted, and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition. In addition, if future auctions fail and we believe we will not hold the security to maturity, we may in the future be required to record an additional impairment charge on these investments. We may similarly be required to record impairment charges if, among other conditions, the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could have a material adverse affect our results of operations and our financial condition. We determined that the declines in the fair value of these investments as of March 31, 2008 and June 30, 2008, were other-than-temporary and recorded $2.3 million and $1.2 million impairment charges, respectively, on these illiquid auction rate securities based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. There may be further declines in the value of these investments. The market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

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

IPO Securities Class Action

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

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs' claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling.

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. We believe a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2008.

Government Investigations

On May 18, 2006, the Company received an informal notice from the U.S. SEC advising that the commission had commenced an informal inquiry into the Company's stock option grants and options-granting practices. The SEC’s letter requested that the Company produce documents related to the Company’s stock options-granting practices. In June 2006, the Company received subpoenas from the United States Attorneys for the Northern District of California and the Southern District of New York also requesting documents relating to the Company’s stock options-granting practices. The Company has cooperated with the SEC and the U.S. Attorneys in these matters and intends to continue to do so. These investigations remain open; however, the Company has not received any recent communications from the SEC or the U.S. Attorneys regarding these matters.

Shareholder Derivative Lawsuits

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. As a result of the judgment of dismissal entered on August 13, 2008 in the federal actions described below, the state court defendants intend to ask the state court to dismiss the state court actions on the grounds that they are barred by the federal court’s judgment. The consolidated state court action is in its very early stages. No amount is accrued as of June 30, 2008 as a loss is not considered probable or reasonably estimable.

On October 11, 2006, the United States District Court, Northern District of California entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, as well as certain equitable relief and attorneys’ fees and costs. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007. On February 12, 2008, the court granted defendants’ motions to dismiss with leave for the plaintiffs to file an amended complaint on or before February 29, 2008. On February 27, 2008, plaintiffs filed a motion for an extension of time until March 14, 2008 to file their amended complaint. On March 7, 2008, the court granted plaintiffs a very brief extension of time to file an amended complaint. The plaintiffs did not file an amended complaint and instead, on March 12, 2008, served a demand letter on the Company’s Board of Directors pursuant to Federal Rule of Civil Procedure 23.1 and Delaware law demanding that the Company pursue legal action against the defendants. In response, the Board formed a special litigation committee to consider the plaintiffs’ demand. The special litigation committee is currently conducting an investigation into the matters raised in the demand letter. On April 18, 2008, plaintiffs filed a notice of intent not to file an amended complaint and requested instead that the court stay abreast of the action by scheduling periodic case management conferences and requiring the parties to file joint reports regarding the status of plaintiffs’ demand on the Board of Openwave. On June 2, 2008, the Company filed a motion for entry of judgment, requesting the court to enter judgment dismissing the action with prejudice in light of the court’s prior dismissal order and the plaintiffs' decision not to file an amended complaint. The court granted the defendants’ motion and, on August 13, 2008, entered judgment dismissing the case.

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs’ demand. The special litigation committee is currently conducting an investigation into the matters raised in the Demand Letter. No amount is accrued as of June 30, 2008 as a loss is not considered probable or reasonably estimable.

Securities Class Action

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

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC were dismissed as defendants from the litigation. The Company and certain of its former officers and certain former and current directors remained as defendants.

The parties commenced discovery with respect to class certification and the merits. On June 23, 2008, the lead plaintiff filed a motion for class certification. On July 18, 2008, the Company filed its opposition to the lead plaintiff's motion, and all of the individual defendants joined in that opposition.

On August 26, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement in principle to settle the action. The settlement will be funded in part by insurance and in part by the Company. The settlement is subject to court approval.

The Company has accrued for a legal settlement of $20.0 million, offset by a $15.0 million receivable from the insurance carriers, as of June 30, 2008, leaving the net amount of $5.0 million as the Company’s estimate of its settlement cost.

Simmonds v. Credit Suisse Group, et al.

On October 3, 2007, Vanessa Simmonds filed a stockholder derivative suit in the United States District Court for the Western District of Washington (Case No.C07-1580 JLR) on behalf of Openwave naming Credit Suisse Group, Bank of America Corporation, and J.P. Morgan Chase & Co. as defendants. Openwave is named as a nominal defendant. The plaintiff alleges that the defendants, all of whom acted as co-lead underwriters for Openwave’s 1999 initial public offering, violated the “short-swing profit” prohibition set forth in Section 16(b) of the Securities Exchange Act of 1934 by purchasing and selling Openwave securities within a six-month period, and violated Section 16(a) by failing to report transactions in Openwave’s securities as a group. The plaintiff demands that each of the defendants disgorge profits from all transactions in Openwave’s securities found to be in violation of Section 16(b), prejudgment interest, attorneys’ fees and costs.

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or in future periods.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol “OPWV.” The following table sets forth the reported high and low closing sales prices for our common stock for the fiscal periods indicated.

Stock price by quarter	High	Low
Fiscal year ended June 30, 2008:
First quarter	$6.53	$4.27
Second quarter	$5.11	$2.48
Third quarter	$2.72	$1.97
Fourth quarter	$2.85	$1.41
Fiscal year ended June 30, 2007:
First quarter	$11.62	$6.09
Second quarter	$10.25	$8.21
Third quarter	$9.47	$7.96
Fourth quarter	$10.37	$6.17

Holders

As of August 31, 2008 there were 586 holders of record of our common stock.

Dividends

On June 4, 2007, we announced a special one-time cash distribution of $1.20 per share which was paid in June 2007 totaling $99.4 million. Our policy has been to retain future earnings for reinvestment in our business, and accordingly, we have not paid cash dividends other than this special distribution and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2008
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders	4,066	$9.46	5,419
Equity compensation plans not approved by stockholders	432	$8.97	515

Total(1)	4,498	$9.41	5,934

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of August 31, 2008, there were 1,742 committed shares subject to outstanding options with a weighted average exercise price of $2.93 under such plans. All such outstanding options were assumed in connection with Openwave’s acquisition of certain business entities.

Openwave System's 2006 Stock Incentive Plan.

The Openwave Systems Inc. 2006 Stock Incentive Plan (“2006 Stock Plan”), provides for grants of incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the company its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units (“Full-Value Stock Award”). A total of 7,000,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. Each share of common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the 2006 Stock Plan is $0.00. Options issued under the 2006 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator, and vesting terms generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2008, the Company had a total of 5,335,737 shares of common stock available for grant, and awards for a total of 1,391,865 shares were outstanding under the 2006 Stock Plan. Additionally, the 2006 Stock Plan provides for certain acceleration of vesting in the event of a proposed merger of the Company with or into another corporation or a sale of all or substantially all of the Company’s assets.

Openwave System's 2001 Stock Compensation Plan.

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

The following graph compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index on June 30, 2003, and calculates the return quarterly through June 30, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.     Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect Musiwave and Client as discontinued operations, for fiscal 2008, 2007, 2006, 2005 and 2004 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2008	2007	2006	2005	2004
Selected Consolidated Statements of Operations Data:
Total revenues	$200,877	$242,822	$296,336	$294,518	$237,681
Total cost of revenues	89,403	110,112	97,258	93,646	72,970
Gross profit	111,474	132,710	199,078	200,872	164,711
Total operating expenses	176,634	257,853	235,676	278,703	197,654
Operating loss from continuing operations	(65,160)	(125,143)	(36,598)	(77,831)	(32,943)
Net loss from continuing operations	(64,856)	(112,131)	(30,272)	(87,278)	(42,123)
Discontinued operations:
Net income from discontinued operations, net of tax	6,804	3,462	35,508	24,504	11,669
Impairment on discontinued operations, net of tax	—	(87,968)	—	—	—
Gain on sale of discontinued operations	36,190	—	—	—	—
Total income (loss) from discontinued operations	42,994	(84,506)	35,508	24,504	11,669
Net income (loss)	$(21,862)	$(196,637)	$5,236	$(62,774)	$(30,454)
Basic and diluted net income (loss) per share:
Continuing operations	$(0.79)	$(1.24)	$(0.37)	$(1.31)	$(0.68)
Discontinued operations	$0.52	$(0.94)	$0.43	$0.37	$0.19
Basic and diluted net income (loss) per share	$(0.27)	$(2.18)	$0.06	$(0.94)	$(0.49)
Shares used in computing basic and diluted net income (loss) per share	82,465	90,246	82,231	66,650	62,310

	As of June 30,
	2008	2007	2006	2005	2004
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and restricted cash and short-term investments	$224,851	$242,705	$424,424	$235,804	$268,950
Long-term investments and restricted cash and investments	52,419	37,944	81,140	50,202	72,047
Total assets	504,744	548,287	919,831	543,574	476,508
Total assets of discontinued operations	—	53,691	148,598	—	—
Convertible subordinated debt, net	149,842	149,017	148,193	147,367	146,542
Total stockholders’ equity	$154,015	$170,252	$539,595	$153,911	$170,606

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Other than under the heading “Discontinued Operations,” the following discussion regards continuing operations only, and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed in the Risk Factor section contained above in Item 1A.

Our total revenues decreased by $41.9 million, or 17%, from $242.8 million for fiscal 2007, to $200.9 million for fiscal 2008. The decrease in revenues relates to a decrease of $13.3 million in our license revenues and $25.8 million in our services revenues in fiscal 2008 from fiscal 2007. The decrease in revenues was due to the reduction in bookings during fiscal 2008, to $207.1 million from $238.9 million for fiscal 2007. The decrease in bookings relates partially to our product transitioning, as well as to a general decrease in demand from several of our largest mobile operator customers who are exercising more cautious purchasing patterns. Bookings fluctuate from quarter to quarter and do not necessarily create an immediate corresponding impact to revenues. For example, bookings were $34.4 million, $68.5 million, $44.1 million and $60.1 million during the three months ended September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, respectively. Revenues during the three months ended September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, were $53.0 million, $47.4 million, $47.0 million, and $53.5 million, respectively.

Our total operating expenses decreased by $81.3 million, or 32%, from $257.9 million for fiscal 2007, to $176.6 million for fiscal 2008. The decrease was due to certain unusual events during the prior year periods, including costs associated with our internal stock option practices review and legal costs associated with related lawsuits and proxy defense in the second half of fiscal 2007, as well as company-wide retention bonuses earned from March 2007 through September 2007 which were announced when the Company was exploring alternative strategic plans. We also experienced various decreases in operating expenses, primarily in sales and marketing due to a decrease in commission expense, and other labor cost savings as a result of our restructuring plans implemented in fiscal 2007, as discussed in more detail under Summary of Operating Results below. On August 5, 2008, we announced our preliminary financial results for fiscal 2008. Subsequently, we reached an agreement in principle to settle the securities class action lawsuit, which resulted in a $5.0 million net expense recorded in the fiscal 2008 results. Additionally, we increased sales and marketing expense by $1.0 million to account for commissions expense previously understated in our preliminary financial results for fiscal 2008 announced on August 5, 2008.

As of June 30, 2007, we had 949 employees, exclusive of employees related to Musiwave and Client operations. As of June 30, 2008, we had 657 employees.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve Management’s judgment and estimates. These significant accounting policies are:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Impairment assessment of goodwill and identifiable intangible assets;

•	Stock-based compensation; and

•	Restructuring-related assessments.

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2 Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognize revenue when all of the following criteria are met, as set forth in SOP No. 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

In addition to a signed arrangement, a purchase order from the customer is required in order to satisfy the evidence of an arrangement criteria. Purchase orders received on or prior to the end of a quarter would be eligible for revenue recognition. Lack of a valid purchase order from the customer would constitute an incomplete arrangement and revenue on the order that under our prior policy would have been recognized is now deferred until a valid purchase order is received. Customers who notify the Company that they do not issue purchase orders in their normal course of business, or have previously provided a letter in lieu of a purchase order, are exempt from the purchase order requirement and would not be subject to revenue deferral.

One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. Revenue on arrangements deemed not probable for collection which are subsequently deemed probable for collection is recognized in the period of the change in the assessment of collectibility, which is generally when cash is collected but may be earlier, provided all other revenue recognition criteria have been satisfied.

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

For contracts accounted for under SOP No. 81-1, we believe we are able to reasonably estimate, track, and project the status of completion of a project, and therefore use the percentage of completion method as our primary method for recognizing revenue. We also consider customer acceptance our criteria for substantial completion. Use of estimates requires management to make judgments to estimate the progress to completion (see Item 1A, Risk Factors). Certain contracts contain refundability and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and considers the customer’s assessment, if communicated.

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

In certain arrangements we recognize revenue based on information contained in license usage reports provided by our customers. Consistent with our other revenue arrangements, we require a purchase order in order to recognize revenue related to the usage reports. If either a usage report or a purchase order is not received we do not recognize the associated revenue until the period in which the report or purchase order is received.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the anticipated non-payment of contractual obligations to us.

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size and aging of the accounts receivable portfolio, the age of each invoice, each customer's expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer receivable is specifically identified as uncollectible, the customer receivable is reduced by the customer’s deferred revenue balance resulting in the net specific reserve, and we discontinue recognition of revenue from that customer until and to the extent cash is received from the customer. In addition, we maintain a general reserve for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories of our receivables portfolio. In determining these percentages, we analyze our historical collection experience and current economic trends.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of June 30, 2008, the accounts receivable balance was $78.6 million, net of the allowance for doubtful accounts of $2.7 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable was 3%, 5% and 4% in fiscal 2008, 2007 and 2006, respectively. Based on our results for fiscal 2008, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $0.8 million.

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

With the adoption of SFAS 142, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using the best evidence available, which in fiscal 2008 was a discounted cash flow model, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit. During fiscal 2008 and 2006 there were no impairments to goodwill.

During the fourth quarter of fiscal 2007 we recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million as a result of the planned disposition of Musiwave. This impairment charge is recorded in Impairment of assets of discontinued operations, net of tax, on the consolidated statement of operations. The intended sale of Musiwave triggered an evaluation of the carrying value of the goodwill, as well as the carrying value of the associated intangibles. Since Musiwave was never fully integrated with Openwave and the product and sales synergies were never achieved, the carrying amount of the goodwill acquired with Musiwave was allocated solely to Musiwave and evaluated for impairment in connection with the planned sale. After considering the estimated sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the implied fair value of the goodwill allocated to Musiwave.

Stock-based Compensation

Stock-based compensation is recorded in accordance with SFAS 123R, “Share-Based Payments” (“SFAS 123R”), which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in the market traded options on Openwave common stock. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an estimate in volatility ten percentage points higher would have resulted in a $0.6 million increase in the fair value of options granted during fiscal 2008. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover, as well as consideration of historical data regarding pre-vesting option forfeitures by employees. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of one percentage point lower since adoption of SFAS 123R would have resulted in a change of $0.1 million in stock-based compensation expense for fiscal 2008. Effective July 1, 2007, our expected term of options granted is derived from historical data, which uses the actual post-vesting option exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. Previously, we derived the expected term from the midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”.

Restructuring–related Assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). As an example, upon the actual execution of a sublease associated with facilities restructured in fiscal 2003 and 2005, it was determined that the actual sublease income was higher than estimated by $3.7 million. To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. When stock-based grants are modified in connection with a restructuring, the amount of stock-based compensation associated with the modified portion of the grant which would not have vested otherwise, is charged to restructuring expense. These modifications are generally an acceleration of vesting which forego the original requirement to vest over future employment. In fiscal 2007 we had $4.5 million charged to restructuring which was associated with modification of grants. See Note 2 to our Consolidated Financial Statements for the allocation of our stock-based compensation charge.

Summary of Operating Results for Fiscal 2008, 2007 and 2006

Revenues

We generate three different types of revenues; license; maintenance and support; and services. License revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; and services revenues are primarily a result of providing deployment and integration consulting services to communication service providers, and may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware.

Our total revenues decreased by $41.9 million, or 17%, from $242.8 million for fiscal, 2007, to $200.9 million for fiscal 2008. The decrease in revenues primarily relates to a decrease in our license revenues of $13.3 million and a $25.8 million decrease in our services revenues, both due to a reduction in bookings.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. One customer, Sprint Nextel, during fiscal, 2008, 2007 and 2006 accounted for over 10% of revenues. No other customer accounted for 10% or more of total revenues for fiscal 2008, 2007 and 2006.

	% of Total Revenue for Fiscal Year ended June 30,
	2008	2007	2006
Customer:
Sprint Nextel	23%	23%	20%

Any change in our business relationship with Sprint Nextel could have an adverse impact on our financial results and stock price.

The following table presents the key revenue information for fiscal 2008, 2007 and 2006, respectively (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2008 from FY 2007	Percent Change FY 2007 from FY 2006
	2008	2007	2006
Revenues:
License	$50,272	$63,524	$127,913	-21%	-50%
Maintenance and support	71,240	74,111	70,344	-4%	5%
Services	79,365	105,187	98,079	-25%	7%

Total revenues	$200,877	$242,822	$296,336	-17%	-18%

Percent of revenues:
License	25%	26%	43%
Maintenance and support	35%	31%	24%
Services	40%	43%	33%

Total revenues	100%	100%	100%

License Revenues

License revenues decreased by $13.3 million, or 21%, during fiscal 2008 as compared with fiscal 2007. The overall decrease in fiscal 2008 as compared with fiscal 2007 was primarily attributed to a reduction in bookings of 13%, to $207.1 million from $238.9 million. The reduction in bookings is a result of stronger sales of our legacy products during the first half of fiscal 2007 prior to the impact of our product transitioning, which began late in the second half of fiscal 2007.

License revenues decreased by $64.4 million, or 50%, during fiscal 2007 as compared with fiscal 2006. The overall decrease in fiscal 2007 as compared with fiscal 2006 was primarily attributed to a reduction in bookings during our product transition, as our revenues were primarily derived from our existing customers who already owned many of our legacy products. In addition, we experienced a general decrease in demand from several of our largest mobile operator customers who were experiencing restructuring and internal reorganization, often as a result of recent mergers.

Maintenance and Support Revenues

Maintenance and support revenues decreased by $2.9 million, or 4% during fiscal 2008 from the prior year. This decrease was due to the decrease in license bookings during fiscal 2008, as well as lower volume of maintenance and support renewals from existing customers.

Maintenance and support revenues increased by $3.8 million, or 5% during fiscal 2007 from the prior year. This increase was due to timing differences in the receipt of customer orders for renewals.

Services Revenues

Services revenue decreased $25.8 million, or 25%, during fiscal 2008 as compared with fiscal 2007. This is a result of the 13% decrease in bookings during the same period, which impacted services revenues more than licenses and maintenance and support.

Services revenue increased $7.1 million, or 7%, during fiscal 2007 as compared with fiscal 2006. A large portion of the increase was attributable to one large deal with a customer which requested deliverables on an accelerated basis in the fourth quarter of fiscal 2007 that resulted in $3.1 million of revenue in excess of the prior quarter’s run rate.

Other Key Revenue and Operating Metrics

The other key metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. For fiscal, 2008, bookings were approximately $207.1 million, down 13%, or $31.8 million, from approximately $238.9 million for fiscal 2007. These bookings resulted in a backlog of approximately $241.8 million as of June 30, 2008, up $0.2 million from $241.6 million as of June 30, 2007. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 or 18 months, and is subject to our revenue recognition policy as described above under Critical Accounting Policies.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for fiscal 2008, 2007, and 2006, respectively (in thousands):

	Year ended June 30,			Percent Change FY 2008 from FY 2007	Percent Change FY 2007 from FY 2006
	2008	2007	2006
Cost of Revenues:
License	$8,386	$9,166	$10,201	-9%	-10%
Maintenance and Support	21,760	24,170	17,534	-10%	38%
Services	59,257	76,776	69,523	-23%	10%

Total cost of revenues	$89,403	$110,112	$97,258	-19%	13%

Cost as a percent of related revenues:
License	17%	14%	8%
Maintenance and support	31%	33%	25%
Services	75%	73%	71%
Gross margin per related revenue:
License	83%	86%	92%
Maintenance and Support	69%	67%	75%
Services	25%	27%	29%

Total gross margin	55%	55%	67%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Cost of license revenues during fiscal 2008 decreased by $0.8 million, or 9%, as compared with fiscal 2007. The decrease is attributable to the decrease in license revenues over the same period, offset by changes in sales mix as well as royalties that are amortized over the period products are licensed to us as opposed to on a sell-through basis.

Cost of license revenues during fiscal 2007 decreased by $1.0 million, or 10%, as compared with fiscal 2006. This decrease was attributable to a $2.3 million decrease in royalties associated with the corresponding decrease in licenses. Cost of license revenue also includes a $1.4 million increase in amortization expense from the prior year, related to the acquisitions of WiderWeb and SoloMio in fiscal 2007.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support revenues during fiscal 2008 decreased by $2.4 million, or 10%, as compared with fiscal 2007. The decrease in cost of maintenance and support revenues can primarily be attributed to a decrease in headcount from the prior year.

Cost of maintenance and support revenues during fiscal 2007 increased by $6.6 million, or 38%, as compared with fiscal 2006. This increase was primarily the result of a $3.7 million increase in labor costs and custom support and consulting costs for two projects that moved into the technical product support phase during the third quarter of fiscal 2007.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale and related overhead.

Services costs decreased by $17.5 million, or 23%, in fiscal 2008 as compared with the prior fiscal year. The decrease in cost of services for fiscal, 2008 versus the prior year is related to the decrease in services revenue of 25%. Costs of services did not decrease as much as services revenue decreased due to certain fixed services costs, such as allocated infrastructure costs, as well as costs of management, that continue regardless of revenue recognized, which had an unfavorable impact on our services gross margins.

Services costs increased by $7.3 million, or 10%, in fiscal 2007 as compared with the prior fiscal year. This increase is consistent with the $7.1 million increase in services revenue discussed above. Gross margin for services in fiscal 2007 remained consistent with fiscal 2006.

Operating Expenses

During fiscal 2008, our total operating expenses decreased by $81.2 million, or 31%, from fiscal 2007. The decrease in our operating expenses was primarily a result of our continuing efforts to streamline our business, including through our restructuring plan implemented in the fourth quarter of fiscal 2007 (“FY2007 Q4 Restructuring Plan”). These efforts resulted in overall decreases in operating expenses as shown below in research and development, sales and marketing, and general and administrative expenses, as well as restructuring expenses which were $29.2 million in fiscal 2007. Phase two of our restructuring strategy (“FY2008 Restructuring Plan”), announced March 31, 2008, began to be implemented in the fourth quarter of fiscal 2008 and did not result in any significant savings in fiscal 2008.

During fiscal 2007, operating costs increased by $22.2 million from fiscal 2006. The increase in our operating expenses was primarily due to an increase of $24.8 million in restructuring and related costs associated with the restructuring plans implemented in the first and fourth quarters of fiscal 2007, as well as an increase in stock option review and related costs of $6.4 million incurred during fiscal 2007. Partially offsetting these increases was a $12.3 million decrease in sales and marketing expense primarily associated with the reduction in stock-based compensation and commissions associated with lower bookings in fiscal 2007 versus 2006.

The following table represents operating expenses for fiscal 2008, 2007 and 2006, respectively (in thousands):

	Fiscal Year ended June 30,
	2008	Percent Increase (Decrease)	2007	Percent Increase (Decrease)	2006
Research and development	$50,759	-19%	$62,439	-10%	$69,345
Sales and marketing	65,174	-30%	93,527	-12%	105,861
General and administrative	46,954	-30%	67,060	0%	66,995
Legal settlement cost	5,000	—	—	—	—
Stock option review and related costs	—	—	6,782	1889%	341
Restructuring and other costs	8,641	-70%	29,224	568%	4,375
Amortization of intangible assets	106	-2%	108	0%	108
Gain on sale of technology and other	—	—	(1,287)	-89%	(11,349)

Total operating expenses	$176,634	-31%	$257,853	9%	$235,676

Percent of revenues
Research and development	25%		26%		23%
Sales and marketing	32%		39%		36%
General and administrative	23%		28%		23%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

During fiscal 2008, research and development costs decreased $11.7 million compared with the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our FY2007 Q4 Restructuring Plan. The year over year decrease in workforce resulted in decreases of $7.1 million in labor and associated costs, $0.7 million in stock-based compensation and $3.2 million in departmental allocations.

During fiscal 2007, research and development costs decreased $6.9 million compared with the prior year. This decrease can be primarily attributed to our continuing efforts to streamline our business, primarily through our restructuring plan in the first quarter of fiscal 2007. In particular, we experienced a decline in labor costs of $2.8 million, as well as associated travel and contingent worker costs of approximately $0.7 million. This decline was driven by a decrease in headcount of 31 employees from June 30, 2006. Additionally, we experienced a reduction of $0.8 million from the prior year related to time spent by research and development employees utilized for customized customer installations which were charged to cost of services revenues. These decreases were partially offset by an increase in professional services fees of $0.5 million. Additionally, stock-based compensation expense decreased by $3.2 million which was largely due to shares granted prior to July 1, 2005 becoming fully vested or canceled in fiscal 2006.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses and related facility costs for our sales and marketing personnel and amortization of customer relationship intangibles. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials, redeployed professional service employees and other market development programs.

Sales and marketing expenses decreased by $28.4 million during fiscal 2008 as compared with fiscal 2007. The decrease is primarily attributable to the decrease in workforce as part of the FY2007 Q4 Restructuring Plan and resulted in a decrease of $20.0 million in labor and associated costs and a $4.4 million decrease in stock-based compensation. Marketing costs and professional fees also decreased by $2.0 million as we continued to focus on streamlining the business.

Sales and marketing expenses decreased by $12.3 million during fiscal 2007 as compared with fiscal 2006. This decrease was primarily attributable to a decline in stock based compensation of $8.0 million which related to reductions in the vesting of older options, escrow releases, and large grants made to a few key sales and marketing employees in fiscal 2006 with special vesting terms in fiscal 2006. Additionally, we experienced a decline in commission and bonus expense of approximately $7.1 million as a result of the decrease in bookings during fiscal 2007.

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

General and administrative expenses decreased by approximately $20.1 million in fiscal 2008 as compared with fiscal 2007. This decrease from the prior year can be attributed to the reduction in workforce from the FY 2007 Q4 Restructuring Plan, which resulted in reductions in labor and related costs of $13.6 million. We also experienced lower stock-based compensation of $3.9 million, mainly due to the lower stock price and the lower number of grants during fiscal 2008. Bad debt expense declined during fiscal 2008 by $4.8 million, primarily due to improved accounts receivable aging. These decreases were offset by a $1.7 million increase in costs for existing facilities, primarily as a result of increased common area maintenance costs.

General and administrative expenses remained consistent, increasing by approximately $0.1 million in fiscal 2007 as compared with fiscal 2006. Although labor and travel costs decreased by $5.2 million during fiscal 2007, professional fees incurred during our proxy contest with Harbinger as well as costs associated with exploring strategic alternatives offset these savings.

Legal Settlement

On August 26, 2008, the Company reached an agreement in principle to settle the action with the plaintiffs in the Securities Class Action lawsuit brought against the Company and certain of its former officers and former and current directors. The settlement will be funded in part by insurance and in part by the Company. The settlement is subject to court approval.

The Company has accrued for a legal settlement of $20.0 million, offset by a $15.0 million receivable from the insurance carriers, as of June 30, 2008, leaving the net amount of $5.0 million as the Company’s estimate of its settlement cost.

Stock Option Review and Associated Costs

During the fourth quarter of fiscal 2006, the Board of Directors formed a special committee to investigate an informal request the Company received from the SEC regarding our historical stock option practices. As a result of the findings of the special committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal 2000 through 2005. During this process, we incurred $6.8 million in additional professional fees, in particular related to legal and audit expenses during fiscal 2007 and approximately $0.3 million during fiscal 2006.

Restructuring and Other Costs

Restructuring and other costs decreased by $20.6 million in fiscal 2008 as compared with fiscal 2007. This decrease can be attributed to the restructuring plans implemented in fiscal 2007 that resulted in charges of approximately $26.8 million in fiscal 2007, versus only $6.9 million in new restructuring charges in fiscal 2008 relating to the FY 2008 Restructuring Plan.

Restructuring and other costs increased by $24.8 million in fiscal 2007 as compared with fiscal 2006. Restructuring and other costs during fiscal 2007 include an $11.2 million charge for the first quarter 2007 restructuring plan, a $15.5 million charge for the fourth quarter 2007 restructuring plan, and $2.4 million relating to accretion expense for the net present value of obligations related to facilities that were restructured under previous plans implemented prior to fiscal 2007. The restructurings in fiscal 2007 related primarily to reductions in staff in order to better align our resources with our reduced revenues.

In fiscal 2006 restructuring and other costs included an $8.0 million charge for the first quarter restructuring plan and a $0.4 million charge for accelerated depreciation. These charges were offset by a $2.1 million net reduction in restructuring expense during the second quarter of fiscal 2006. The fiscal 2006 charges were also reduced by a change in estimate related to the sublease of restructured property that resulted in a net reduction in the restructuring liability of approximately $3.0 million.

Amortization and Impairment of Goodwill and Intangible Assets

Amortization of intangible assets for fiscal, 2008, 2007 and 2006 was (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Amortization of developed and core technology (a)	$4,455	$3,986	$2,982
Amortization of customer contracts—licenses (a)	288	412	24
Amortization of customer contracts—support (b)	72	51	—
Amortization of internal use software and other (c)	106	108	108

Total amortization of intangible assets	$4,921	$4,557	$3,114

(a)	Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our consolidated statements of operations. The increase in fiscal 2007 from 2006 is due to the acquisitions of SoloMio and WiderWeb during fiscal 2007.
(b)	Amortization of customer contracts for support is included in cost of revenues—maintenance and support.
(c)	Amortization of internal use software and other is included in operating expenses.

Identified intangible assets are amortized on a straight-line basis over two to five years.

Gain on Sale of Technology and Other

In fiscal 2006, we sold certain intellectual property relating to a non-core product. During fiscal 2007, proceeds of $1.3 million which were previously held in escrow were received by us and recorded in Gain on sale of technology and other.

Gain on sale of technology and other totaled $11.3 million during fiscal 2006. We sold certain intangible assets to a third party for $3.8 million in cash, which was received in March 2006 and was recorded in operating income under gain on sale of technology and other. We also sold rights to use a domain name to a third party for $3.3 million in cash, which was received in December 2005 and recorded under gain on sale of technology and other. During fiscal 2006, we sold certain intellectual property relating to a non-core product, which resulted in a net gain of $4.3 million. We will continue to provide services to our customers who have purchased the product from us in the past under a reseller agreement with the buyer of the technology.

Interest Income

Interest income totaled $11.1 million, $21.9 million, and $15.9 million for fiscal, 2008, 2007 and 2006, respectively. The decrease in interest income for fiscal 2008, compared with the prior year can be attributed to the reduction in interest-earning investments due to the $100.0 million stock repurchase program which we funded during the three months ended March 31, 2007 and the $99.4 million cash dividend paid in June 2007.

The increase in interest income for fiscal 2007 over the prior year can mainly be attributed to interest earned on the proceeds from our equity offering in December 2005, which yielded $277.8 million in net proceeds, as well as higher interest rates earned on our investments during the period.

Interest Expense

We incurred interest expense during fiscal 2008, 2007, and 2006 of $5.0 million, $5.0 million, and $5.1 million, respectively. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003.

Other Income (Expense), net

Other income (expense), net totaled $(2.4) million, $1.4 million, and $(1.8) million for fiscal 2008, 2007 and 2006, respectively. These amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense totaled $3.3 million, $5.2 million, and $2.2 million for fiscal, 2008, 2007 and 2006, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Fiscal 2008 tax expense was $1.9 million lower than the prior year due to reduced foreign withholding taxes which fluctuates from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. The fiscal 2007 tax expense was $3.0 million higher than the prior year due to reduced deductions from stock options exercised in the United Kingdom which allows such deductions. The adoption of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), in fiscal 2008 had no significant impact on income tax expense.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of certain foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.4 billion and $740.8 million, respectively.

Discontinued Operations

During the fourth quarter of fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a note receivable of $5.8 million which was due and paid in July 2008. Additionally, $4.2 million was placed in escrow by the purchaser for a period of one year to secure indemnification claims made by the purchaser, if any. Consideration also includes an additional $2.0 million to be placed in escrow by the purchaser and paid to the Company if certain conditions are met, and warrants to purchase 2% of Purple Labs common stock. In August 2008, the terms regarding the $2.0 million were met and the funds were released from the escrow on September 2, 2008. Accordingly, an additional $2.0 million gain on sale of discontinued operation will be recognized in the first quarter of fiscal 2009. Openwave will provide transition services to Purple Labs for up to six months, and will bear the first $2.0 million of such expenses. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Client operations financial results have been classified as a discontinued operation in our consolidated statements of operations for all periods presented.

During the third quarter of fiscal 2006, we acquired Musiwave, S.A. (“Musiwave”), a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. The Company committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results were classified as a discontinued operation in our consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

During the fourth quarter of fiscal 2007, the Company recorded an impairment charge of $7.0 million to intangible assets and $81.0 million to goodwill, respectively, in impairments of assets of discontinued operations, net of tax in the consolidated statements of operations.

On December 31, 2007, the Company sold Musiwave for $41.4 million in cash, a note receivable of $5.9 million which was paid in full on July 3, 2008, and $4.6 million which the purchaser placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The Company recognized a gain of $16.5 million in the second quarter of fiscal 2008. The purchase price is subject to a potential purchase price adjustment regarding working capital, if any, which will be reflected as gain/(loss) on sale of discontinued operation in the period determined. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow.

Liquidity and Capital Resources

Long-Term Debt Obligations, Restructuring Plans and Operating Lease Obligations

As of June 30, 2008, our principal commitments consisted of obligations outstanding under operating leases, as well as our convertible debt obligations.

On September 9, 2008, we paid in full the principal and interest outstanding on our 2  3/4% Convertible Subordinated Notes totaling $152.1 million pursuant to the terms.

On March 31, 2008, as a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced the FY 2008 Restructuring Plan. The FY 2008 Restructuring Plan was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during the third and fourth quarter of fiscal 2008, the Company incurred $6.9 million in pre-tax restructuring and related charges associated with the FY 2008 Restructuring Plan’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The restructuring charges for facilities under this plan will be incurred in the period the facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease.

On June 4, 2007, we announced the FY2007 Q4 Restructuring Plan to simplify and better align our product portfolio with market demand, reduce costs and improve operating efficiencies. As such, during the fourth quarter of fiscal 2007, we incurred $15.5 million in pre-tax restructuring and related charges associated with this restructuring plan and accelerated depreciation of abandoned assets. Included in the restructuring and other charges are approximately $13.7 million related to employee termination benefits, $1.7 million in stock compensation expense related to employee termination benefits and $0.1 million related to accelerated depreciation on abandoned assets.

On August 31, 2006, we announced a restructuring plan to better align our resources among operational groups and reduce the numbers of layers of management between customers and field and product organizations (the “FY2007 Restructuring”). We incurred approximately $11.2 million in pre-tax restructuring and related charges associated with this FY2007 Restructuring during the first quarter of fiscal 2007 and accelerated depreciation of abandoned assets recognized over the four months ended December 31, 2006. Included in the first quarter restructuring and other charges are approximately $7.0 million related to employee termination benefits which were paid in fiscal 2007.

In July 2006, we finalized a sublease agreement for properties included in the fiscal 2005 (“FY 2005 Restructuring”) and the first quarter of fiscal 2003 (“FY 2003 Q1 Restructuring”). As a result of the finalization of sublease terms, we reassessed the estimated obligation, future accretion and sublease income related to these properties, resulting in a net reduction in our restructuring liability of $3.0 million.

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

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013, with a one time right to terminate one or both of the Sublease Agreements on July 30, 2009. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent expense for the first four years will be $1.73 million per year. The average base rent for the remaining term of the leases will be approximately $2.13 million per year. In addition, we expect common area and maintenance pass-through charges, including real estate taxes, to be approximately $1.5 to $1.8 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

Our prior headquarter facility lease was entered into in March 2000 for approximately 283,000 square feet of office space located at 1400 Seaport Boulevard, Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The future costs of this lease, net of future sublease income, is recorded as a restructuring liability on the consolidated balance sheets.

We also have numerous facility operating leases at other locations in the United States and throughout the world.

Long-term debt obligations and future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2008 (in thousands):

	Fiscal Year Ended June 30,						Total
	2009	2010	2011	2012	2013	Thereafter
Contractual obligation:
Gross operating lease obligations	23,463	23,661	23,888	23,010	19,788	1,616	$115,426
Less: contractual sublease income	(3,587)	(3,405)	(3,226)	(3,226)	(2,689)	—	(16,133)

Net operating lease obligations	$19,876	$20,256	$20,662	$19,784	$17,099	$1,616	$99,293
Interest due on convertible subordinated debt	$2,063	$—	$—	$—	$—	$—	$2,063
Principal payment of convertible subordinated debt	$150,000	$—	$—	$—	$—	$—	$150,000

Additionally, the Company has $5.7 million in unrecognized tax benefits, which may or may not become payable in future periods.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of June 30, 2008, 2007 and 2006, respectively (in thousands):

	As of June 30,
	2008	Percent change	2007	Percent change	2006
Working capital	$80,926	-61%	$207,191	-54%	$451,428

Cash and cash investments:
Cash and cash equivalents	196,150	143%	80,581	-52%	168,004
Short-term investments	28,659	-82%	160,063	-38%	256,420
Long-term investments	34,782	77%	19,658	-68%	61,034
Restricted cash	17,679	-13%	20,347	1%	20,106

Total cash and investments	$277,270	-1%	$280,649	-44%	$505,564

		Fiscal Year ended June 30,
		2008	2007	2006
Cash provided by (used for) operating activities		$(54,034)	$(2,854)	$15,986
Cash provided by (used for) investing activities		$163,794	$115,307	$(291,312)
Cash provided by (used for) financing activities		$291	$(198,995)	$322,254

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

Working Capital

Working capital decreased by $126.3 million during fiscal 2008, as compared with the prior year. The decrease was primarily attributable to the fact that our $149.6 million Convertible Notes that were previously classified in long term liabilities became a current liability beginning in September 2007. This increase in current liabilities was partially offset by $18.0 million higher balances for net accounts receivable and note receivable from sale of discontinued operation.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $3.4 million as of June 30, 2008 compared with June 30, 2007, primarily as a result of a $2.7 million decrease in restricted cash primarily related to the release of escrow funds in connection with our purchase of SoloMio.

Working capital decreased by $244.2 million during fiscal, 2007, as compared with the prior year. The decrease was primarily attributable to a decline in our cash and short term investments of $183.8 million, as we paid a $99.4 million cash dividend and repurchased $100.0 million in our common stock under our stock buy-back plan in fiscal 2007. We also experienced a decline in our accounts receivable balance of approximately $66.5 million as a result of improved collections and lower revenue during fiscal 2007 than the prior year.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $224.9 million as of June 30, 2007 compared with June 30, 2006, primarily as a result of our $100.0 million stock repurchase plan and $99.4 million dividend in fiscal 2007.

Cash Provided by (Used for) Operating Activities

Cash provided by (used for) operating activities totaled $(54.0) million, $(2.9) million, and $16.0 million for fiscal 2008, 2007 and 2006, respectively.

The $51.2 million increase in cash used for operating activities in fiscal 2008 is primarily due to a decrease in working capital balances within operating assets and liabilities of $83.5 million, partially offset by increased cash from net income excluding non-cash items and the gain on sale of technology and other of $32.3 million.

The $18.8 million increase in cash used for operating activities in fiscal 2007 is primarily due to lower cash from net income excluding non-cash items and the gain on sale of technology and other of $111.8 million, which includes a $88.0 million impairment to goodwill, partially offset by an increase in working capital balances of $93.0 million.

Cash Provided by (Used for) Investing Activities

Cash flows provided by (used for) investing activities during fiscal 2008, 2007 and 2006 totaled $163.8 million, $115.3 million and $(291.3) million, respectively.

The $48.5 million increase in our cash flows provided by investing activities for fiscal 2008 as compared with fiscal 2007 relates to the gain on sale of discontinued operations of $56.0 million that was recorded in fiscal year 2008, the decline in acquisitions of $12.1 million and a decrease in purchases of property and equipment of $6.7 million. Partially offsetting this activity was a decrease in proceeds from maturities of short and long term investments of approximately $25.2 million, net of purchases and reclassifications.

The $406.6 million increase in our cash flows provided by investing activities for fiscal 2007 as compared with fiscal 2006 relates to an increase in net proceeds from maturities of short and long term investments of approximately $318.7 million. Additionally, there was a decline in cash used for acquisitions of $101.8 million, since in fiscal 2006 we spent $113.9 million for the Musiwave acquisition versus only $12.1 million for WiderWeb and SoloMio. Offsetting these increases to cash provided by investing activities for fiscal 2007 was a decline in proceeds from sale of technology and other of $10.1 million.

Cash Flows Provided by (Used for) Financing Activities

Cash flows provided by (used for) financing activities during fiscal 2008, 2007 and 2006 totaled $0.3 million, $(199.0) million and $322.3 million, respectively.

Cash flow used for financing activities decreased by $199.3 million in fiscal 2008 as compared with the prior year. This decrease was primarily a result of our $100.0 million stock repurchase plan and $99.4 million dividend in fiscal 2007 with no such comparable activity in fiscal 2008.

Cash flow used for financing activities increased by $521.2 million in fiscal 2007 as compared with the prior year. This increase was primarily a result of our $100.0 million stock repurchase plan and $99.4 million dividend in fiscal 2007. Additionally, in fiscal 2006, $322.5 million was provided from the issuance of common stock, including the public offering in December 2005 which raised $277.8 million of net proceeds, with no such comparable activity in fiscal 2007.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s fiscal year beginning July 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company’s fiscal year beginning July 1, 2008.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and other monetary assets and liabilities denominated in a nonfunctional currency. The objective of these derivatives is to mitigate some of the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. Our forward contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with the underlying foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Our option contracts reduce exposure to negative fluctuations in exchange rate movements because such contracts give the right, but not the obligation, to sell foreign currency at a specified rate. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward or option contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying consolidated statements of operations totaled $1.1 million, $1.3 million, and $(1.7) million for fiscal 2008, 2007 and 2006, respectively. As of June 30, 2008, we have the following forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
EUR	3,500	0.64	7/31/2008

As of June 30, 2008, the fair value of these forward contracts was a net liability of $54 thousand dollars.

(b) Interest Rate Risk

As of June 30, 2008, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $277.3 million. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody's of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2008 (in thousands):

	Expected maturity date for the year ending June 30,			Cost Basis	Fair Value
	2009	2010	Thereafter	June 30, 2008 Total	June 30, 2008 Total
Enhanced cash money market	$3,942	$1,048	$—	$4,990	$4,992
Certificates of deposit	3,560	—	—	3,560	3,565
Commercial paper	800	—	—	800	800
Corporate bonds	20,418	12,216	300	32,934	32,740
Auction rate securities	—	—	21,504	21,504	21,344

Total	$28,720	$13,264	$21,804	$63,788	$63,441

Additionally, we had $17.7 million of restricted investments that were included within long term restricted cash and investments on the consolidated balance sheet as of June 30, 2008. $17.4 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, a balance of $0.1 million comprised a trade letter of credit related to a customer contract that required us to purchase hardware from a specific vendor. The weighted average interest rate on our restricted investments was 3.7% at June 30, 2008.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with related notes and the reports of independent registered public accounting firm KPMG LLP are set forth on the pages indicated in Item 15.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2008. All quarters have been revised as necessary to reflect Musiwave and Client operations as discontinued operations. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year ended June 30, 2008				Fiscal Year ended June 30, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$53,487	$46,992	$47,428	$52,970	$60,955	$52,421	$65,330	$64,116
Total cost of revenues	20,681	20,450	23,221	25,051	27,485	26,588	27,468	28,571
Gross profit	32,806	26,542	24,207	27,919	33,470	25,833	37,862	35,545
Total operating expenses	48,687	42,407	40,852	44,688	71,395	59,528	58,018	68,912
Operating loss from continuing operations	(15,881)	(15,865)	(16,645)	(16,769)	(37,925)	(33,695)	(20,156)	(33,367)
Net loss from continuing operations	$(18,051)	$(17,637)	$(14,659)	$(14,508)	$(35,270)	$(32,326)	$(16,274)	$(28,260)
Net income (loss) from discontinued operation	473	2,889	3,078	363	(576)	(184)	498	3,723
Impairment of assets of discontinued operations, net of tax	—	—	—	—	(87,968)	—	—	—
Gain on sale of discontinued operation	19,735	—	16,455	—	—	—	—	—

Net income (loss)	$2,157	$(14,748)	$4,874	$(14,145)	$(123,814)	$(32,510)	$(15,776)	$(24,537)

Basic and diluted net loss from continuing operations per share	$(0.21)	$(0.21)	$(0.18)	$(0.17)	$(0.43)	$(0.35)	$(0.18)	$(0.31)
Basic and diluted net income (loss) from discontinued operation per share	$0.24	$0.03	$0.24	$0.00	$(1.07)	$(0.00)	$0.01	$0.04
Basic and diluted net income (loss) per share	$0.03	$(0.18)	$0.06	$(0.17)	$(1.50)	$(0.35)	$(0.17)	$(0.27)
Shares used in computing:
Basic and diluted net income (loss) per share	82,682	82,557	82,397	82,224	82,449	92,114	93,352	91,815

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K, and has issued an audit report on the effectiveness of our internal control over financial reporting as of June 30, 2008. This report appears on page three of the consolidated financial statements.

(b) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, which is June 30, 2008 (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June  30, 2008.

Item 11.    Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2008.

For equity compensation plan information, please refer to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal 2008.

Item 14.    Principal Accountant Fees and Services.

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)  Financial Statements. Consolidated Financial Statements and Report of KPMG LLP, independent registered public accounting firm, which are set forth in the Index to Consolidated Financial Statements at page F-1.

(2)  Financial Statement Schedules. See information incorporated in Notes to the Consolidated Financial Statements.

(3)  Exhibits. See below for a list of Exhibits filed or furnished with this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed August 30, 2007).
4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).
4.2	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights as Exhibit A, the Form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).
10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).
10.2	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).
10.3*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).
10.4*	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).
10.5*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan amended and restated effective January 1, 2002, and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).
10.6*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed September 28, 2001).
10.7*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

Exhibit Number	Description
10.8*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 30, 2002).
10.9*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).
10.10*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).
10.11*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).
10.12*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).
10.13*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).
10.14*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed February 14, 2007).
10.15	Letter to Openwave Systems Holdings (France), SAS and the Company from Microsoft Corporation, dated November 11, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed November 16, 2007).
10.16	Stock Purchase Agreement by and between Microsoft Corporation, Openwave Systems Holdings (France), SAS, Musiwave, SA and the Company, dated November 15, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed November 16, 2007).
10.17*	Severance and Release Agreement between Openwave Systems Inc. and John Boden, dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed June 18, 2008).
10.18	Asset Purchase Agreement between Purple Labs S.A. and the Company dated June 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2008).
10.19*	Employment Agreement between the Company and Bruce Coleman dated April 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed July 7, 2008).
10.20*	Employment Offer Letter between the Company and Karen Willem dated July 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 8, 2008).
10.21*	Resignation Agreement and General Release of Claims between Openwave Systems Inc. and Hari Haran, dated July 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 31, 2008).
10.22*	Employment Offer Letter between the Company and Alan Park dated July 6, 2008.
10.23	Form of Change of Control Severance Agreement.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Redwood City, State of California, this 15th day of September, 2008.

OPENWAVE SYSTEMS, INC.

By:	/S/ BRUCE T. COLEMAN
Bruce T. Coleman
Interim Chief Executive Officer

Date: September 15, 2008

By:	/S/ KAREN J. WILLEM
Karen J. Willem
Executive Vice President and Chief Financial Officer

Date: September 15, 2008

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Bruce T. Coleman and Karen J. Willem, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE T. COLEMAN Bruce T. Coleman	Interim CEO (Principal Executive Officer)	September 15, 2008

/S/ KAREN J. WILLEM Karen J. Willem	Executive Vice President and CFO (Principal Financial and Accounting Officer)	September 15, 2008

/S/ CHARLES E. LEVINE Charles E. Levine	Chairman of the Board	September 15, 2008

/S/ BO C. HEDFORS Bo C. Hedfors	Director	September 15, 2008

Signature	Title	Date

/S/ KENNETH D. DENMAN Kenneth D. Denman	Director	September 15, 2008

/S/ GERALD HELD Gerald Held	Director	September 15, 2008

/S/ WILLIAM T. MORROW William T. Morrow	Director	September 15, 2008

/S/ PATRICK JONES Patrick Jones	Director	September 15, 2008

/S/ ROBIN A. ABRAMS Robin A. Abrams	Director	September 15, 2008

OPENWAVE SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries (Openwave Systems Inc. or the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended June 30, 2008. We also have audited Openwave Systems Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave Systems Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(a). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Openwave Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 12 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007.

/s/ KPMG LLP

Mountain View, California

September 15, 2008

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$196,150	$80,581
Short-term investments	28,659	160,063
Restricted cash	42	2,061
Accounts receivable, net of allowance for doubtful accounts of $2,747 and $4,214 as of June 30, 2008 and 2007, respectively	78,550	72,894
Prepaid and other current assets	33,404	30,482
Insurance receivable for legal settlement	15,000	—
Note receivable from sale of discontinued operations	12,294	—
Current assets of discontinued operation	—	19,039

Total current assets	364,099	365,120
Property and equipment, net	13,941	19,834
Long-term investments, and restricted cash and investments	52,419	37,944
Deposits and other assets	7,762	4,575
Goodwill	59,281	65,560
Intangible assets, net	7,242	20,602
Noncurrent assets of discontinued operation	—	34,652

Total assets	$504,744	$548,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,918	$10,288
Accrued liabilities	46,329	56,344
Accrued legal settlement	20,000	—
Accrued restructuring costs	13,845	26,118
Deferred revenue	48,239	46,342
Convertible subordinated notes, net	149,842	—
Current liabilities of discontinued operations	—	18,837

Total current liabilities	283,173	157,929
Accrued restructuring costs, net of current portion	41,927	51,140
Deferred revenue, net of current portion	17,655	11,917
Deferred rent obligations	7,876	1,649
Deferred tax liabilities, net of current portion	98	1,349
Convertible subordinated notes, net	—	149,017
Noncurrent liabilities of discontinued operations	—	5,034

Total liabilities	350,729	378,035

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 83,141 and 82,835 issued and outstanding as of June 30, 2008 and 2007, respectively	83	83
Additional paid-in capital	3,180,949	3,171,534
Accumulated other comprehensive income (loss)	(1,120)	2,485
Accumulated deficit	(3,025,897)	(3,003,850)

Total stockholders’ equity	154,015	170,252

Total liabilities and stockholders' equity	$504,744	$548,287

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2008	2007	2006
Revenues:
License	$50,272	$63,524	$127,913
Maintenance and support	71,240	74,111	70,344
Services	79,365	105,187	98,079

Total revenues	200,877	242,822	296,336

Cost of revenues:
License	8,386	9,166	10,201
Maintenance and support	21,760	24,170	17,534
Services	59,257	76,776	69,523

Total cost of revenues	89,403	110,112	97,258

Gross profit	111,474	132,710	199,078

Operating expenses:
Research and development	50,759	62,439	69,345
Sales and marketing	65,174	93,527	105,861
General and administrative	46,954	67,060	66,995
Legal settlement cost	5,000	—	—
Stock option review and related costs	—	6,782	341
Restructuring and other costs	8,641	29,224	4,375
Amortization of intangible assets	106	108	108
Gain on sale of technology and other	—	(1,287)	(11,349)

Total operating expenses	176,634	257,853	235,676

Operating loss from continuing operations	(65,160)	(125,143)	(36,598)
Interest income	11,074	21,908	15,930
Interest expense	(5,041)	(4,995)	(5,123)
Other income (expense), net	(2,392)	1,260	(2,282)

Loss from continuing operations before provision for income taxes	(61,519)	(106,970)	(28,073)
Income taxes	(3,337)	(5,161)	(2,199)

Net loss from continuing operations	(64,856)	(112,131)	(30,272)
Discontinued operations:
Net income from discontinued operations, net of tax	6,804	3,462	35,508
Impairment of assets of discontinued operations, net of tax	—	(87,968)	—
Gain on sale of discontinued operations, net of tax	36,190	—	—

Net gain (loss) from discontinued operations	42,994	(84,506)	35,508

Net income (loss)	$(21,862)	$(196,637)	$5,236

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.79)	$(1.24)	$(0.37)
Discontinued operations	$0.52	$(0.94)	$0.43

Net income (loss)	$(0.27)	$(2.18)	$0.06

Shares used in computing:
Basic and diluted net income (loss) per share	82,465	90,246	82,231

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Fiscal Year ended June 30, 2008

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount
Balances as of June 30, 2007	82,835	$83	$3,171,534	$2,485	$(3,003,850)	$170,252
Issuance of common stock related to stock option exercises	33	—	91	—	—	91
Issuance of common stock related to ESPP	370	—	820	—	—	820
Restricted stock grants	663	1	(1)	—	—	—
Repurchases of restricted stock from employees	(760)	(1)	(503)	—	—	(504)
Stock-based compensation	—	—	9,008	—	—	9,008
Adjustment to retained earnings upon adoption of FIN 48					(185)	(185)
Comprehensive loss:
Net loss	—	—	—	—	(21,862)	(21,862)	$(21,862)
Unrealized loss on available-for-sale securities	—	—	—	(279)		(279)	(279)
Foreign currency translation adjustment	—	—	—	(3,326)		(3,326)	(3,326)

Total comprehensive loss							$(25,467)

Balances as of June 30, 2008	83,141	$83	$3,180,949	$(1,120)	$(3,025,897)	$154,015

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2007

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount
Balances as of June 30, 2006	94,546	$95	$3,347,195	$(482)	$(2,807,213)	$539,595
Issuance of common stock related to stock option exercises	157	—	623	—	—	623
Issuance of common stock related to ESPP	149	—	1,070	—	—	1,070
Restricted stock grants	608	1	—	—	—	1
Repurchases of restricted stock from employees	(781)	(1)	(988)	—	—	(989)
Stock buy-back	(11,844)	(12)	(99,988)	—	—	(100,000)
Dividend paid	—	—	(99,394)	—	—	(99,394)
Stock-based compensation	—	—	23,016	—	—	23,016
Comprehensive loss:
Net loss					(196,637)	(196,637)	(196,637)
Unrealized gain on available-for-sale securities	—	—	—	788	—	788	788
Foreign currency translation adjustment	—	—	—	2,179	—	2,179	2,179

Total comprehensive loss	—	—	—	—	—	—	$(193,670)

Balances as of June 30, 2007	82,835	$83	$3,171,534	$2,485	$(3,003,850)	$170,252

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2006

(In thousands)

	Common stock		Additional paid-in Capital	Deferred Stock-based compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive Income
	Shares	Amount
Balances as of June 30, 2005	70,495	$70	$2,980,963	$(13,625)	$(1,048)	$(2,812,449)	$153,911
Issuance of common stock related to stock option exercises	4,414	5	44,637	—	—	—	44,642
Issuance of common stock related to acquisitions	809	1	16,350	—	—	—	16,351
Issuance of common stock related to equity offerings	17,940	18	277,842	—	—	—	277,860
Restricted stock grants	871	1	—	—	—	—	1
Stock-based compensation	17	—	41,028	—	—	—	41,028
Transfer of deferred stock compensation upon adoption of SFAS 123R	—	—	(13,625)	13,625	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	5,236	5,236	$5,236
Unrealized loss on available-for-sale securities	—	—	—	—	(584)	—	(584)	(584)
Foreign currency translation adjustment	—	—	—	—	1,150	—	1,150	1,150

Total comprehensive income	—	—	—	—	—	—	—	$5,802

Balances as of June 30, 2006	94,546	$95	$3,347,195	$—	$(482)	$(2,807,213)	$539,595

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(21,862)	$(196,637)	$5,236
Gain on sale of discontinued operations	(36,190)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	19,690	29,168	22,879
Amortization of discount on convertible debt and debt issuance costs	825	1,008	1,081
Stock-based compensation	9,008	23,016	41,028
Noncash restructuring charges and other	2,002	2,641	3,036
Accelerated depreciation on restructured property and equipment	585	1,438	414
(Gain)/loss on disposal of property and equipment	598	51	(111)
Amortization/(accretion) of premiums/discounts on investments	(197)	(804)	(1,164)
Impairment of non-marketable securities	3,713	1,185	532
Provision for (recovery of) doubtful accounts	(1,402)	3,238	(280)
Deferred taxes	(1,273)	(7,785)	(6,271)
Gain on sale of technology and other	—	(1,287)	(11,349)
Impairment of goodwill and other intangibles	—	87,968	—
Changes in operating assets and liabilities, net of effect of acquired or disposed assets and liabilities:
Accounts receivable	(6,153)	68,043	(550)
Prepaid assets, deposits, and other assets	(22,186)	(12,051)	1,532
Accounts payable	(4,972)	(1,422)	(4,006)
Accrued liabilities	10,349	9,669	(6,526)
Accrued restructuring costs	(23,488)	(4,589)	(21,069)
Deferred revenue	16,919	(5,704)	(8,426)

Net cash provided by (used for) operating activities	(54,034)	(2,854)	15,986

Cash flows from investing activities:
Purchases of property and equipment	(5,726)	(12,450)	(12,962)
Gain on sale of technology and other	—	1,287	11,349
Restricted cash and investments	225	1,009	4,094
Acquisitions, net of cash acquired in continuing operations	—	(12,090)	(113,916)
Sale of discontinued operations, net of cash sold	56,001	—	—
Restricted cash related to acquisition	—	(1,250)	—
Earnout payment related to acquisition	(1,422)
Investment in non-marketable securities	1,065	—	—
Reclass of cash equivalents to short-term investments	(9,796)	—	—
Purchases of short-term investments	(64,819)	(241,666)	(401,681)
Proceeds from sales and maturities of short-term investments	198,952	383,190	310,050
Purchases of long-term investments	(12,789)	(36,702)	(108,933)
Proceeds from sales and maturities of long-term investments	2,103	33,979	20,687

Net cash provided by (used for) investing activities	163,794	115,307	(291,312)

Cash flows from financing activities:
Payment on note payable	(113)	(305)	(249)
Proceeds from issuance of common stock	88	622	322,503
Cash used to repurchase restricted stock from employees	(504)	(988)	—
Employee stock purchase plan	820	1,070	—
Stock buy back plan	—	(100,000)	—
Dividends paid	—	(99,394)	—

Net cash provided by (used for) financing activities	291	(198,995)	322,254

Effect of exchange rate on cash and cash equivalents	—	95	(93)

Net increase (decrease) in cash and cash equivalents	110,051	(86,447)	46,835
Cash and cash equivalents at beginning of year	86,099	172,546	125,711

Cash and cash equivalents at end of year	196,150	86,099	172,546
Cash and cash equivalents included in discontinued operations	—	(5,518)	(4,542)

Cash and cash equivalents at end of year	$196,150	$80,581	$168,004

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Fiscal Year ended June 30,
	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,716	$6,659	$8,479

Cash paid for interest	$5,041	$5,136	$5,222

Non-cash investing and financing activities:
Common stock issued related to acquisitions	$—	$—	$16,350

Notes receivable on sale of discontinued operations	$12,294	$—	$—

Transfers among short-term and long-term investments	$8,697	$44,760	$52,878

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008, 2007 and 2006

(1)    Organization

Openwave Systems Inc. (the “Company”), was incorporated in Delaware in 1994 and is a leading independent provider of software solutions for the communications and media industries. The Company provides software and services to mobile and wireline operators, broadband service providers, and mobile phone handset manufacturers. Anchored by Open Mobile Alliance (“OMA”) standards, Openwave’s broad range of IP-based handset-to-network solutions enable the launch of services across networks and devices and include handset software, content delivery, adaptive messaging, location, music and video services.

(2)    Significant Accounting Policies

(a)    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On June 3, 2007, the board of directors approved the disposition of the Musiwave business. Accordingly, the Company accounted for the planned sale of the Musiwave S.A. (“Musiwave”) business as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144,“Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007. Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Musiwave as a discontinued operation.

During the fourth quarter of fiscal year 2008, the Company sold its mobile phone software business (“Client operations”) to Purple Labs, a private company based in Chambéry, France. In accordance with SFAS 144, the consolidated financial statements have been revised for all periods presented to reflect the Client operations as a discontinued operation.

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

(c)    Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents comprises cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating by any two of the following: Moody's of A-2 or higher, by Standard & Poor’s of A1 or higher, or by Fitch of A or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized or a loss is considered to be other than temporary. The Company uses the specific-identification method in determining cost in calculating realized gains and losses.

(d)    Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, the Company analyzes several factors, including, its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect the Company’s ability to collect outstanding receivables in the future, the Company may record additional provisions for doubtful accounts. The Company records the provision for doubtful accounts in general and administrative expense in the consolidated statements of operations.

(e)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

(f)    Restricted Cash and Investments

Restricted cash and investments comprise certificates of deposit and investments in federal agencies. The restricted cash and investments secure letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and certain customer contract requirements. Additionally, in fiscal 2007, an escrow account of $1.25 million was established for indemnification claims related to an acquisition and was recorded in short-term restricted cash as of June 30, 2007 until the funds were released in September 2007 (see Notes 5, 8 and 9 (a)).

(g)    Goodwill and intangible assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fiscal third quarter. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the carrying amount of goodwill is tested for impairment annually, or more frequently if facts and circumstances warrant a review. With the adoption of SFAS 142, the Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using the best evidence available, which in fiscal 2008 was a discounted cash flow model, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit. During fiscal 2008 there were no impairments to goodwill.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continually monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in fiscal 2008 or 2007.

During the fourth quarter of fiscal 2007, the Company recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million as a result of the planned disposition of Musiwave. The intended sale of Musiwave triggered an evaluation of the carrying value of the goodwill, as well as the carrying value of the associated assets. Since Musiwave was never fully integrated with Openwave, the benefits of the acquired goodwill were never realized. Thus, in accordance with SFAS 142, the current carrying amount of the goodwill acquired with Musiwave was allocated solely to Musiwave and evaluated for impairment in connection with its planned sale. After considering the estimated sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, the Company determined that the carrying value exceeded the implied fair value of the goodwill allocated to Musiwave.

(h)    Revenue Recognition

The Company’s three primary revenue categories are license, maintenance and support and services. The Company licenses its server software primarily to communication service providers through its direct sales force and channel partners. The Company licensed its client software products primarily to wireless device manufacturers through its direct sales force. These products are no longer sold by the Company due to its divestiture of the Client operations on June 27, 2008.

As part of its license arrangements with communication service providers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP No. 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), and generally recognizes revenue when all of the following criteria are met as set forth in SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the above four criteria as follows:

Persuasive evidence of an arrangement exists.    The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company and a purchase order from those customers, which must be received prior to the end of the period. Customers who notify the Company that they do not issue purchase orders in their normal course of business, or have previously provided a letter in lieu of a purchase order, are exempt from the purchase order requirement.

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

The fee is fixed or determinable.    Arrangement fees are generally due within one year or less from delivery. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. The Company’s communication service provider customers generally pay a per-subscriber fee or a fee for pre-purchased capacity usage of the Company’s products, which is negotiated at the outset of an arrangement. In these arrangements, the communication service provider generally licenses the right to activate a specified minimum number of licenses to use the Company’s software products for a fixed fee. As the communication service providers activate customers beyond the minimum number specified in the arrangement, additional per-subscriber fees become due.

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

The Company recognizes revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multi-element arrangement is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE of fair value for each element to the price charged when the same element is sold separately. In its multiple-element arrangements for perpetual software licenses, assuming all other revenue recognition criteria are met and the Company has VSOE of fair value for all undelivered elements, the Company recognizes revenue as follows: license revenue is recognized upon delivery using the residual method in accordance with SOP 98-9; revenue from new version coverage and maintenance and support services is recognized ratably over the period the element is provided; and revenue from services is recognized as services are proportionately performed. New version coverage revenue is classified as license revenue in the Company’s consolidated statements of operations.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In this case, provided that these elements are the only remaining undelivered elements in the arrangement, arrangement fees are recognized ratably over the expected period that maintenance and support and/or new version coverage is provided, assuming all other revenue recognition criteria are satisfied.

Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. In a multiple element arrangement when services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists for the services and the services are described in the arrangement such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services. If VSOE of fair value does not exist for the services, then services are not accounted for separately. If the Company provides services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized by applying contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) Revenues from these arrangements are recognized under the percentage of completion method using an input method based on the ratio of direct labor hours incurred to date to total projected direct labor hours except in circumstances where completion status cannot be reasonably estimated or inherent hazards exist, in which case the completed contract method is used.

In multiple element arrangements where the Company does not have VSOE of fair value for either services or maintenance and support, or both, the Company classifies revenue in its consolidated statements of operations based on derived fair value. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis and revenue derived is recognized ratably in the respective revenue classifications. Specifically, the Company classifies revenue first to either services or maintenance and support based on these respective element’s derived fair value and then the residual arrangement fee is classified as license revenue. Derived fair value for services or maintenance and support is considered to be the median rate determined in the Company’s analysis of separately sold services and maintenance and support in the applicable geographical region. This derived fair value for services or maintenance and support is then multiplied by the unit measure in the arrangement and the revenue is classified accordingly to services and maintenance and support, respectively, and any residual arrangement fee is classified as license revenue. Assuming all other revenue recognition criteria are satisfied, the derived services revenue, maintenance and support revenue, and any residual license revenue are recognized ratably over the longer of the maintenance and support period or services delivery period commencing when there is only one remaining undelivered element for which there is no VSOE of fair value.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On these fixed fee service arrangements, the Company measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion. As of June 30, 2008, there were no significant losses estimated on existing fixed price arrangements.

In certain arrangements, the Company recognizes revenue based on information contained in license usage reports provided by its customers. For all other arrangements that are not estimable, the Company recognizes revenue related to usage fees on a consistent quarterly lag basis. Consistent with its other revenue arrangements, the Company requires a purchase order in order to recognize revenue related to the usage reports.

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

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to various acquisitions. Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers. Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale and related overhead.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(j)    Advertising expense

Advertising and promotion costs are charged to expense as incurred. Advertising costs totaled $2.2 million, $3.9 million and $3.5 million, for fiscal 2008, 2007 and 2006, respectively. The Company records advertising expense in sales and marketing in the consolidated statements of operations.

(k)    Stock-based Compensation

Effective July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remained unvested on the effective date.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Stock-based compensation related to:
Grants of nonvested stock	$1,005	$409	$10,416
Awards accelerated in relation to restructuring	—	4,489	—
Stock options granted to employees and directors	7,076	16,460	20,807
Employee stock purchase plan	229	433	—
Issuance of common stock related to retention agreements	—	—	4,313
Stock options granted to employees of discontinued operations	698	1,225	5,492

Stock-based compensation recognized in the statements of operations	$9,008	$23,016	$41,028

During fiscal 2008, the Company recorded $7 thousand in tax benefits related to stock option expense recognized on exercised options during the period in jurisdictions where this expense is deductible for tax purposes.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l)    Foreign Currency Translation and Derivative Financial Instruments

The functional currency of the Company’s foreign subsidiaries has been either the United States Dollar (“USD”) for subsidiaries that are an extension of the operations in the United States, or the local currency for other subsidiaries, such as Musiwave, S.A. until June 2007, when it was determined to be “held for sale”. Starting June 30, 2007, the functional currency of all the Company’s foreign subsidiaries is the USD.

Current assets and current liabilities recorded in foreign subsidiaries whose functional currency is the USD are translated into USD at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments for subsidiaries with a USD functional currency are included in other income (expense), net in the consolidated statements of operations. The effects of foreign currency translation adjustments for subsidiaries with a local functional currency are included in accumulated other comprehensive income (loss) within equity in the consolidated balance sheets. All transactional gains or losses on foreign currency transactions are recognized in other income (expense), net in the consolidated statements of operations.

The Company operates internationally and is exposed to foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving anticipated and current foreign currency exposures. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and, accordingly, changes in fair value of these contracts are recorded in operating income. Net foreign exchange gains (losses) included in other income (expense), net in the accompanying consolidated statements of operations totaled $1.1 million, $1.3 million, and $(1.7) million for fiscal 2008, 2007 and 2006, respectively. As of June 30, 2008, the Company had the following outstanding forward contracts (in 000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
Forward contracts:
EUR	3,500	0.64	7/31/2008

As of June 30, 2008, the fair value of these outstanding forward contracts was a net liability of $54 thousand.

(m)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and foreign currency translation adjustments for subsidiaries whose functional currency is not the USD. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive loss on its consolidated statements of stockholders’ equity and comprehensive (loss) income. The balance of accumulated foreign currency translation adjustments at June 30, 2008 and 2007 was $(0.8) million and $2.6 million, respectively, which includes $3.3 million related to Musiwave at June 30, 2007. The foreign currency translation adjustment related to Musiwave was considered in the net book value used in the impairment analysis of long-lived assets. Upon the sale of Musiwave in December 2007, the accumulated balance of foreign currency translation adjustment associated with Musiwave was eliminated. The amount of accumulated unrealized loss on available-for-sale securities at June 30, 2008 and 2007 was $0.4 million and $0.1 million, respectively.

The following table sets forth the components of accumulated other comprehensive (loss) income for fiscal 2008, 2007 and 2006 (in thousands):

	Unrealized Gain (Loss) on		Total
	Available for Sale Securities	Foreign Currency Translation
Balance at June 30, 2005	$(274)	$(774)	$(1,048)
Unrealized loss on marketable securities	(584)	—	(584)
Translation adjustments	—	1,150	1,150

Balance at June 30, 2006	(858)	376	(482)
Unrealized gain on marketable securities	788	—	788
Translation adjustments	—	2,179	2,179

Balance at June 30, 2007	(70)	2,555	2,485
Unrealized loss on marketable securities	(279)	—	(279)
Translation adjustments	—	(3,326)	(3,326)

Balance at June 30, 2008	$(349)	$(771)	$(1,120)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A significant portion of the Company’s revenues are received from wireless mobile operators. There is a limited number of companies providing these services, which makes the Company susceptible to a concentration of risk if the demand for wireless mobile services were to decline. In addition, some of these wireless mobile operators have merged, including Sprint and Nextel in August 2005. The combined entity, Sprint Nextel, accounted for 23%, 23%, and 20% of its fiscal 2008, 2007, and 2006 revenues, respectively, and 4% and 19% of accounts receivable at June 30, 2008 and 2007, respectively. Any changes in the Company’s business relationship with Sprint Nextel could have an adverse impact on the consolidated financial statements.

(p)    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2008	2007	2006
Net income (loss):
Net loss from continuing operations	$(64,856)	$(112,131)	$(30,272)
Net income (loss) from discontinued operations, net of tax	42,994	(84,506)	35,508

Net income (loss)	$(21,862)	$(196,637)	$5,236

Weighted average shares:
Weighted average shares of common stock outstanding	83,159	91,414	83,901
Weighted average shares of restricted stock subject to repurchase	(694)	(1,168)	(1,670)

Weighted average shares used in computing basic net income (loss) per common share	82,465	90,246	82,231
Dilutive effect of restricted stock subject to repurchase	—	—	—
Dilutive effect of employee stock options	—	—	—
Dilutive effect of contingently issuable shares related to a business combination	—	—	—

Weighted average shares used in computing diluted net income (loss) per share	82,465	90,246	82,231

Net income (loss) per share:
Basic and diluted:
Net loss from continuing operations	$(0.79)	$(1.24)	$(0.37)
Net income (loss) from discontinued operations	$0.52	$(0.94)	$0.43

Net income (loss)	$(0.27)	$(2.18)	$0.06

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	694	1,168	1,670
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	241	385	N/A
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the fiscal year	5,889	9,705	4,575
Shares resulting from an “as-if” conversion of the convertible debt	9,418	9,418	8,154

(3)    Discontinued Operations

(a)    Client operations

During the fourth quarter of fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a subsequent payment of $5.8 million which was paid in July 2008. Additionally, $4.2 million will be placed in escrow by the purchaser for a period of one year to secure indemnification claims made by the purchaser, if any. Consideration also includes an additional $2.0 million to be placed in escrow by the purchaser and paid to the Company if a certain future customer deal is finalized, and warrants to purchase 2% of Purple Labs common stock. The customer deal associated with the $2.0 million escrowed amount was finalized in August 2008 and the escrowed funds were released on September 2, 2008. Accordingly, the Company will record an additional $2.0 million in gain on sale of discontinued operation in fiscal 2009. The Company will provide transition services to Purple Labs for up to six months, and will bear the first $2.0 million of such expenses. The Company recognized a gain of $19.7 million in the fourth quarter of fiscal 2008 related to the sale of the Client operation. In accordance with SFAS 144, the Client operations’ financial results have been classified as a discontinued operation in the Company’s consolidated statements of operations for all periods presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Revenue of discontinued operation	$44,331	$47,479	$99,896

Income from discontinued operation	7,891	11,267	43,843
Income tax expense	450	1,383	3,178

Income from discontinued operation, net of taxes	7,441	9,884	40,665
Gain on sale of discontinued operation	36,190	—	—

Total income from discontinued operation	$43,631	$9,884	$40,665

As of June 30, 2008, there were no remaining assets or liabilities attributable to Client operations due to the sale of the discontinued operation on June 27, 2008.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Musiwave

In January 2006, the Company acquired Musiwave, S.A. (“Musiwave”) and committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

During the fourth quarter of fiscal 2007, the Company recorded an impairment charge of $7.0 million to intangible assets and $81.0 million to goodwill, respectively, in impairments of assets of discontinued operations, net of tax in the consolidated statements of operations.

On December 31, 2007, the Company sold Musiwave for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million which the purchaser placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The Company received and recorded the payment on the note receivable on July 3, 2008. The Company recognized a gain of $16.5 million in the second quarter of fiscal 2008. The purchase price is subject to a potential purchase price adjustment regarding working capital, if any, which will be reflected as gain/(loss) on sale of discontinued operations in the period determined. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Revenue of discontinued operation	$14,252	$31,708	$15,778

Loss from discontinued operation	(447)	(11,540)	(6,889)
Income tax benefit (expense)	(190)	5,118	1,732

Loss from discontinued operation, net of taxes	(637)	(6,422)	(5,157)
Impairment on discontinued operation, net of taxes	—	(87,968)	—

Total loss from discontinued operation	$(637)	$(94,390)	$(5,157)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts of major classes of assets and liabilities relating to discontinued operations at June 30, 2008 and 2007 (in thousands):

	Fiscal Year ended June 30,
	2008	2007
Assets:
Cash and cash equivalents	$—	$5,518
Short term investments	—	327
Accounts receivable, net	—	9,755
Prepaid and other current assets	—	3,439

Total current assets of discontinued operations	—	19,039
Property and equipment, net	—	1,833
Goodwill	—	7,339
Intangibles, net	—	22,730
Deposits and other assets	—	2,750

Total non-current assets of discontinued operations	—	34,652

Liabilities:
Accounts payable	—	4,293
Accrued liabilities	—	13,725
Deferred revenue	—	819

Total current liabilities of discontinued operations	—	18,837

Deferred revenue, net of current portion	—	2,094
Deferred tax liabilities, net of deferred tax assets	—	2,940
Notes payable	—	—

Total non-current liabilities of discontinued operations	—	5,034

As of June 30, 2008, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

The accumulated foreign currency translation adjustment associated with Musiwave of $3.3 million was eliminated upon the sale of Musiwave and recognized in gain on sale of discontinued operations in the consolidated statement of operations.

(4)    Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s fiscal year beginning July 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company’s fiscal year beginning July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS 157 and FSP 157-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In addition to the Initial Consideration, Openwave may pay contingent consideration relating to a retention agreement (“Retention Amount”). The maximum amount payable for the Retention Amount is $875 thousand for the retention of four key employees of WiderWeb for a two-year period which began on February 9, 2007. The Retention Amount is being amortized over the two-year period as compensation expense. During fiscal, 2008, fifty percent of the Retention Amount was distributed to the four individuals pursuant to the terms of the purchase agreement, each of whom remains an employee of the Company. The remaining Retention Amount will be payable to the four individuals on February 9, 2009, assuming each individual remains an employee of Openwave. If an individual ceases to be an employee his prorata portion of the Retention Amount will be forfeited in favor of the Company.

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount will be determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the WiderWeb Earn Out has been achieved as of June 30, 2008 and was added to goodwill in the consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $2.6 million as of June 30, 2008.

The Initial Consideration also does not include $875 thousand in additional consideration which was initially placed in escrow but paid during fiscal 2008 and recorded as goodwill in the consolidated balance sheet at the time of payment.

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

During the first quarter of fiscal 2008, the Company released the amounts held in escrow for indemnification claims. Upon this release, $1.25 million previously recorded as restricted cash was reclassified to goodwill on the consolidated balance sheet.

In addition to the Initial Consideration paid for the purchase, the Company paid $0.8 million in October 2007 to the former shareholders of SoloMio pursuant to the terms of the merger agreement related to certain SoloMio-related revenue targets (“SoloMio Earn Out”). $0.5 million of the payment was reflected as an increase to goodwill and the portion paid to employees was recorded as operating expense in the second quarter of fiscal 2008. The SoloMio Earn Out period expired on December 31, 2007, and no further amounts have been earned or will be paid pursuant to the SoloMio Earn Out.

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

(6)    Geographic, Segment and Significant Customer Information

The Company’s Chief Executive Officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
United States	$94,115	$127,630	$156,262
Americas, excluding the United States	16,552	20,969	23,348
Europe, Middle East, and Africa	40,520	44,699	55,963
Japan	27,562	32,471	32,824
Asia Pacific, excluding Japan	22,128	17,053	27,939

	$200,877	$242,822	$296,336

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for fiscal 2008, 2007 and 2006 was as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2008	2007	2006
Customer:
Sprint Nextel	23%	23%	20%

(7)    Balance Sheet Components

(a)    Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, restricted cash and investments (in thousands):

	June 30, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	3,436	—	—	3,436
Enhanced Cash Money Market	$4,990	$2	$—	$4,992
Money Market Funds	192,714	—	—	192,714
Certificate of Deposit	21,239	5	—	21,244
Commercial Paper	800	—	—	800
Auction Rate Securities	21,504	—	(160)	21,344
Corporate Bonds	32,934	13	(207)	32,740

	$277,617	$20	$(367)	$277,270

Included in cash and cash equivalents	$196,150	$—	$—	$196,150
Included in short-term investments	28,720	16	(77)	28,659
Included in long-term investments	35,068	4	(290)	34,782
Included in short-term restricted cash and investments	42	—	—	42
Included in long-term restricted cash and investments	17,637	—	—	17,637

	$277,617	$20	$(367)	$277,270

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$29,924	$—	$—	$29,924
Money Market Funds	25,835	—	—	25,835
Certificate of Deposit	31,922	—	(11)	31,911
Commercial Paper	49,154	—	(11)	49,143
Auction Rate Securities	81,737	—	(9)	81,728
Asset Backed Securities	1,315	—	—	1,315
Corporate Bonds	46,342	7	(18)	46,331
Federal Agencies	14,488	—	(26)	14,462

	$280,717	$7	$(75)	$280,649

Included in cash and cash equivalents	$80,584	$—	$(3)	$80,581
Included in short-term investments	160,134	—	(71)	160,063
Included in long-term investments	19,652	7	(1)	19,658
Included in short-term restricted cash and investments	2,061	—	—	2,061
Included in long-term restricted cash and investments	18,286	—	—	18,286

	$280,717	$7	$(75)	$280,649

The following table summarizes the Company’s investments at June 30, 2008 (in thousands):

	Expected maturity date for the year ending June 30,			Cost Basis	Fair Value
	2009	2010	Thereafter	June 30, 2008 Total	June 30, 2008 Total
Enhanced cash money market	$3,942	$1,048	$—	$4,990	$4,992
Certificates of deposit	3,560	—	—	3,560	3,565
Commercial paper	800	—	—	800	800
Corporate bonds	20,418	12,216	300	32,934	32,740
Auction rate securities	—	—	21,504	21,504	21,344

Total	$28,720	$13,264	$21,804	$63,788	$63,441

As of June 30, 2008, $19.2 million in certain auction rate securities, recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon recent auction results. The Company estimated the fair value of these instruments using a discounted cash flow model, assuming interest and principal payments over four to seven years. The cost of these instruments was $22.7 million. The $3.5 million difference between cost and market value as of June 30, 2008 was recorded as an other-than-temporary loss in the consolidated statements of operations. These instruments are all rated AA or AAA by Standard and Poor’s and A2 to Aaa by Moody’s and $17.0 million of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

These auction rate securities were issued by eight different entities and are held by one investment firm on the Company’s behalf. $5.7 million of the illiquid auction rate securities are interest-bearing corporate debt obligations of two issuers. These two corporate debt obligations, through the course of their business, have some exposure to asset-backed securities. One of the corporate debt obligations, representing $2.2 million, is rated AAA by S&P, Aaa by

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Moody’s and AAA by Fitch. The other corporate debt obligation, representing $3.5 million, is rated Aaa by Moody’s and AAA by S&P. $17.0 million of the illiquid auction rate securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies and represent six separate issuers. $10.3 million of the “Triple X” structures are insured by MBIA Insurance Corporations and $6.7 million of the “Triple X” structures are insured by Ambac Assurance Corporation or Ambac Assurance UK Ltd.

Additionally, the Company has an auction rate security of $2.3 million relating to federal education student loan programs from a separate issuer. This security is substantially guaranteed by the U.S. Department of Education and is rated AAA by Fitch and Aaa by Moody’s. The holdings of $2.3 million are considered illiquid and are classified as long-term investments at June 30, 2008. This security has an estimated market value of $2.1 million.

In December 2007, the investment manager of an enhanced cash money market fund that the Company had invested in halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of June 30, 2008, the market value of its pro-rata share of investments in the fund was $4.9 million. Due to recent market conditions, the liquidation schedule is expected to extend into the future. Accordingly, as of June 30, 2008, $3.9 million is classified in short-term investments and $1.0 million is classified in long-term investments based on the current planned distribution schedule. The Company has no other amounts invested in enhanced cash funds.

Additionally, the Company had $17.7 million of restricted investments that were included within restricted cash and investments in the consolidated balance sheet as of June 30, 2008. $17.4 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. $0.2 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, a balance of $0.1 million comprises a trade letter of credit related to a customer contract that required us to purchase hardware from a specific vendor. The weighted average interest rate on the Company’s restricted investments was 3.7% at June 30, 2008.

(b)    Strategic investments

The Company classifies its investments in non-marketable equity securities within deposits and other assets. In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company accounts for its investments in non-marketable equity securities under the cost method. The following table presents a roll-forward of the investments in non-marketable equity securities (in thousands):

	Fiscal Year ended June 30
	2008	2007	2006
Beginning Cost	$—	$1,413	$1,945
Add:
Purchases	—	152	—
Less:
Liquidation proceeds	—	(380)	—
Less:
Impairment	—	(1,185)	(532)

Ending Cost	$—	$—	$1,413

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal, 2007, an equity investment in a privately held company which had no book value on the Company’s consolidated balance sheet, was sold to another private company for a combination of cash and common stock of the purchasing company. The Company recorded a gain of $1.1 million in the fourth quarter of fiscal 2007. During the third quarter of fiscal 2007, an impairment charge of $1.2 million was recorded for a separate privately held company in which the Company has a minority interest. This impairment was considered necessary based upon the deteriorating financial condition of the private company and its failure to raise additional capital as planned in April 2007.

In fiscal 2006 the Company incurred $0.5 million of impairment charges related to two investments held in private companies. The majority of this impairment relates to an investment in a private company which entered into a definitive agreement for sale in November 2006. As such, the Company revised its estimate of realizable value in the fourth quarter of fiscal 2006 to equal the expected proceeds, which resulted in a $0.4 million impairment.

(c)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2008	2007
Accounts receivable	$59,764	$60,435
Unbilled accounts receivable	21,533	16,673
Allowance for doubtful accounts	(2,747)	(4,214)

	$78,550	$72,894

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual terms.

Changes in the allowance for doubtful accounts for fiscal 2008, 2007, and 2006, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense (recovery)	Write-offs	Balance at end of year
Fiscal Year ended June 30, 2008	$4,214	$(1,490)	$23	$2,747
Fiscal Year ended June 30, 2007	6,163	3,402	(5,351)	4,214
Fiscal Year ended June 30, 2006	7,207	(280)	(764)	6,163

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2008 and 2007 were as follows:

	% of Total Accounts Receivable at June 30,
	2008	2007
Customer:
Sprint Nextel	4%	19%
AT&T	21%	7%

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2008	2007
Computer equipment and software	$71,516	$80,774
Furniture and equipment	3,132	3,754
Leasehold improvements	11,774	10,901

	86,422	95,429
Less: accumulated depreciation	(72,481)	(75,595)

	$13,941	$19,834

Depreciation expense was $8.6 million, $9.0 million and $9.9 million for fiscal 2008, 2007 and 2006, respectively.

(e)    Goodwill and Intangible assets, net

The following table presents a roll-forward of goodwill and intangibles, net from June 30, 2007 to June 30, 2008 (in thousands):

	June 30, 2007 Balance	Additions(a)	Disposals(b)	Amortization	June 30, 2008 Balance
Goodwill	$65,560	$3,871	$(10,150)	$—	$59,281
Intangible assets:
Developed and core technology	11,532		—	(4,455)	7,077
Customer contracts—licenses	309		—	(288)	21
Customer contracts—support	169		—	(72)	97
Workforce in place	153		—	(106)	47
Client operations	8,439		(2,696)	(5,743)	—

	$86,162	$3,871	$(12,846)	$(10,664)	$66,523

(a)	Additions to goodwill during fiscal 2008 relate to the release of $1.25 million held in escrow related to the purchase of SoloMio, as well as a payment of $0.9 million paid as additional consideration upon satisfying the requirement of a lack of indemnification claims related to the purchase of WiderWeb. Additionally, $0.5 million and $1.2 million related to the SoloMio Earn Out and the WiderWeb Earn Out, respectively, have been incurred pursuant to the acquisition agreements. See further details in Note 5, “Business Combinations.”
(b)	The disposal relates to the sale of the Client operations on June 27, 2008.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a roll-forward of goodwill and intangibles from June 30, 2006 to June 30, 2007 (in thousands):

	June 30, 2006 Balance	Additions(a)	Amortization	June 30, 2007 Balance
Goodwill	$60,424	$5,136	$—	$65,560
Intangible assets:
Developed and core technology	7,358	8,160	(3,986)	11,532
Customer contracts—licenses	71	650	(412)	309
Customer contracts—support	—	220	(51)	169
Workforce in place	261	—	(108)	153
Client operations	14,282	—	(5,843)	8,439

	$82,396	$14,166	$(10,400)	$86,162

(a)	Additions were recorded in connection with the acquisitions of WiderWeb and SoloMio (see Note 5). Additions to goodwill in fiscal 2007 also include $0.2 million related to the WiderWeb Earn Out, pursuant to the acquisition agreement.

Amortization of the intangible assets associated with Client operations is not included in the following table, as that amortization is reported as a portion of the results of discontinued operations in the consolidated statements of operations. Total amortization expense related to intangible assets was as follows (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Developed and core technology	$4,455	$3,986	$2,982
Customer contracts—licenses	288	412	24
Customer contracts—support	72	51	—
Workforce in place	106	108	108

	$4,921	$4,557	$3,114

Amortization of acquired developed and core technology and customer license contracts is included in cost of revenues—License. These assets are being amortized over an average useful life of 4.5 years.

Amortization of acquired customer support contracts is included in cost of revenues—maintenance and support. These assets are being amortized over an approximate useful life of three years.

Amortization of acquired workforce in place is included in operating expenses. These assets are being amortized over an average useful life of four years.

The carrying amount of intangible assets at June 30, 2008 and 2007 was as follows (in thousands):

	June 30, 2008			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,303	$(12,226)	$7,077	$19,653	$(8,121)	$11,532
Customer contracts—licenses	105	(84)	21	755	(446)	309
Customer contracts—support	220	(123)	97	220	(51)	169
Workforce in place	414	(367)	47	414	(261)	153
Client operations	—	—	—	25,225	(16,786)	8,439

	$20,042	$(12,800)	$7,242	$46,267	$(25,665)	$20,602

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon intangible assets recorded as of June 30, 2008, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
2009	3,381
2010	1,680
2011	1,620
2012	561

$7,242

(f)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2008	2007
Accrued employee compensation	$14,890	$22,027
Income taxes payable	1,050	6,232
Other accrued liabilities	50,389	28,085

	$66,329	$56,344

(g)    Deferred Revenue

As of June 30, 2008 and 2007, the Company had deferred revenue of $65.9 million and $58.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $31.7 million and $20.4 million at June 30, 2008 and 2007, respectively.

(8)    Convertible subordinated notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”). All of the outstanding principal and interest was paid on September 9, 2008 pursuant to the terms of the Notes. The Notes were recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which was amortized over the term of the Notes using the straight-line method, which approximated the effective interest rate

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method. Approximately $825 thousand of discount amortization during each of fiscal 2008, 2007 and 2006, respectively, was included in interest expense in the consolidated statement of operations. The Company made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900 thousand of costs in connection with the issuance of the Notes, which were deferred and included in deposits and other assets. The finance costs were recognized as interest expense over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $180 thousand of debt issuance costs amortization was incurred in fiscal 2008, 2007 and 2006, respectively, and included in interest expense in the consolidated statement of operations.

Interest on the Notes began accruing in September 2003 and was payable semi-annually in March and September. The Company used approximately $12.1 million of the net proceeds to purchase a portfolio of U.S. government securities that were pledged to secure the payment of the first six scheduled semi-annual interest payments on the Notes. The Notes were otherwise unsecured obligations. At June 30, 2008, there are no amounts pledged or required to be pledged as security.

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

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013; however, the Company has a one time right to terminate one or both of the Sublease Agreements on July 30, 2009 by giving written notice to Informatica prior to October 31, 2008. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent expense for the Premises for the first four years will be approximately $1.73 million per year. The average base rent for the remaining term of the leases shall be approximately $2.13 million per year. In addition, the Company expects common area and maintenance pass-through charges for the Premises, including real estate taxes, to be approximately $1.5 to $1.8 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

The Company’s prior headquarters facility lease was entered into in March 2000 for approximately 283,000 square feet of office space located at 1400 Seaport Boulevard, Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The lease, which was amended in 2004 requires that the Company provide a letter of credit in the amount of 100% of the security obligation of $16.5 million with a stipulation that collateral equal to 100% of the letter of credit be invested in certificates of deposit. As of June 30, 2008, the Company held approximately $17.4 million of certificates of deposit classified as restricted cash and investments

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to various facility leases. Furthermore, the Company has guaranteed additional letters of credit and pledged approximately $0.7 million as of June 30, 2008 and $1.0 million as of June 30, 2007, respectively, for additional facility leases outside Redwood City, California. The restricted cash and investments held in trust under these agreements are earning approximately 2.3% as of June 30, 2008, and the resulting income earned is not subject to any restrictions.

The Company also has numerous facility operating leases at other locations in the United States and the rest of the world. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2008 (in thousands):

Year ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2009	23,463	(3,587)	19,876
2010	23,661	(3,405)	20,256
2011	23,888	(3,226)	20,662
2012	23,010	(3,226)	19,784
2013	19,788	(2,689)	17,099
Thereafter	1,616	—	1,616

	$115,426	$(16,133)	$99,293

Rent expense for fiscal, 2008, 2007 and 2006, was approximately $14.1 million, $11.2 million and $10.4 million, respectively, net of sublease income of $0.5 million, $0.9 million and $2.2 million for fiscal 2008, 2007 and 2006, respectively. Net future lease payments include $57.7 million of accrued restructuring-related lease obligations (see Note 11 “Restructuring and Related Costs”).

(b)    Litigation

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which the Company does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs' claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling.

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2008.

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

Shareholder Derivative Lawsuits.    Seven substantially similar shareholder derivative actions were filed in California state and federal courts, purportedly on behalf of the Company, against various of the Company's former and then-current directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. As a result of the judgment of dismissal entered on August 13, 2008 in the federal actions described below, the state court defendants intend to ask the state court to dismiss the state court actions on the grounds that they are barred by the federal court's judgment. The consolidated state court action is in its very early stages. No amount is accrued as of June 30, 2008 as a loss is not considered probable or reasonably estimable.

On October 11, 2006, the United States District Court, Northern District of California entered an order consolidating the four actions pending before it into a single action captioned In re: Openwave Systems Inc. Shareholder Derivative Litigation (Hacker v. Peterschmidt et. al. Case No. 3:06-cv-03468-SI) and appointed lead plaintiffs and lead plaintiffs’ counsel. On December 29, 2006, plaintiffs filed an amended and consolidated complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, as well as certain equitable relief and attorneys’ fees and costs. A motion to dismiss hearing was held on April 27, 2007, and the district court subsequently granted the motion to dismiss with leave for the plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on June 29, 2007. On July 31, 2007, the defendants filed motions to dismiss, the court held a hearing on those motions on October 12, 2007. On February 12, 2008, the court granted defendants’ motions to dismiss with leave for the plaintiffs to file an amended complaint on or before February 29, 2008. On February 27, 2008, plaintiffs filed a motion for an extension of time until March 14, 2008 to file their amended complaint. On March 7, 2008, the court granted plaintiffs a very brief extension of time to file an amended complaint. The plaintiffs did not file an amended complaint and instead, on March 12, 2008, served a demand letter on the Company’s Board of Directors pursuant to Federal Rule of Civil Procedure 23.1 and Delaware law demanding that the Company pursue legal action against the defendants. In response, the Board formed a special litigation committee to consider the plaintiffs' demand. The special litigation committee is currently conducting an investigation into the matters raised in the demand letter. On April 18, 2008, plaintiffs filed a notice of intent not to file an amended complaint and requested instead that the court stay abreast of the action by scheduling periodic case

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management conferences and requiring the parties to file joint reports regarding the status of plaintiffs' demand on the Board of Openwave. On June 2, 2008, the Company filed a motion for entry of judgment, requesting the court to enter judgment dismissing the action with prejudice in light of the court's prior dismissal order and the plaintiffs’ decision not to file an amended complaint. The court granted the defendants’ motion and, on August 13, 2008, entered judgment dismissing the case.

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs’ demand. The special litigation committee is currently conducting an investigation into the matters raised in the Demand Letter. No amount is accrued as of June 30, 2008 as a loss is not considered probable or reasonably estimable.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC were dismissed as defendants from the litigation. The Company and certain of its former officers and former and current directors remained as defendants.

The parties commenced discovery with respect to class certification and the merits. On June 23, 2008, the lead plaintiff filed a motion for class certification. On July 18, 2008, the Company filed its opposition to the lead plaintiff’s motion, and all of the individual defendants joined in that opposition.

On August 26, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement in principle to settle the action. The settlement will be funded in part by insurance and in part by the Company. The settlement is subject to court approval. The Company has accrued for a legal settlement of $20.0 million, offset by a $15.0 million receivable from the insurance carriers, as of June 30, 2008, leaving the net amount of $5.0 million as the Company’s estimate of its settlement cost.

Simmonds v. Credit Suisse Group, et al.,    On October 3, 2007, Vanessa Simmonds filed a stockholder derivative suit in the United States District Court for the Western District of Washington (Case No.C07-1580 JLR) on behalf of Openwave naming Credit Suisse Group, Bank of America Corporation, and J.P. Morgan Chase & Co. as defendants. Openwave is named as a nominal defendant. The plaintiff alleges that the defendants, all of whom acted as co-lead underwriters for Openwave’s 1999 initial public offering, violated the “short-swing profit” prohibition set forth in Section 16(b) of the Securities Exchange Act of 1934 by purchasing and selling Openwave securities within a six-month period, and violated Section 16(a) by failing to report transactions in Openwave’s securities as a group. The plaintiff demands that each of the defendants disgorge profits from all transactions in Openwave’s securities found to be in violation of Section 16(b), prejudgment interest, attorneys’ fees and costs.

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or in future periods.

Indemnification claims.    The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). As of June 30, 2008, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Contingencies

The Company has various contingent obligations associated with acquisitions made in the last two fiscal years as discussed in Note 5 Business Combinations above.

(10)    Stockholders' Equity

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

(b)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2008, options to purchase a total of 1,210,643 shares were outstanding under the 1995 Stock Plan. Additionally, options to purchase 1,742 shares under several other plans from which options are no longer available for grant are outstanding as of June 30, 2008.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,531,282 shares of common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2008, options to purchase a total of 1,073,486 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. 1999 Directors’ Equity Compensation Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of June 30, 2008, the Company had a total of 82,500 shares of common stock available for grant, and options for a total of 390,000 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2008, the Company had a total of 514,636 shares of common stock available for grant, and options for a total of 431,938 shares were outstanding under the 2001 Stock Plan.

The Openwave Systems Inc. 2006 Stock Incentive Plan (“2006 Stock Plan”), which was approved by the stockholders at the Company’s annual meeting held on January 17, 2007, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units (“Full-Value Stock Award”). A total of 7,000,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. Each share of common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Stock Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the 2006 Stock Plan is $0.00. Options issued under the 2006 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2008, the Company had a total of 5,335,737 shares of common stock available for grant, and awards for a total of 1,391,865 shares were outstanding under the 2006 Stock Plan.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the number of common shares available for issuance under the plans stated above as of June 30, 2008:

June 30, 2008
1995 and 1996 Stock Plans	—
Directors’ Stock Plan	82,500
2001 Stock Plan	514,636
2006 Stock Plan	5,335,737

5,932,873

(c)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2008, the Company has issued 5,903,402 shares under restricted stock purchase agreements, of which 2,081,990 shares have been repurchased and 373,253 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(d)    Employee Stock Purchase Plans

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which was suspended in October 2002.

The ESPP provides for an automatic annual increase of authorized shares (“Evergreen shares”) on the first day of the Company’s fiscal years beginning in 2000 through 2004 equal to the lesser of 601,750 shares or 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year. On the first day of fiscal years 2005, 2006, 2007 and 2008, the ESPP provides for an automatic annual increase equal to the lesser of 268,417 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2008, the ESPP had 4,810,959 shares authorized. Of these shares 2,085,322 shares are currently available for issuance.

During fiscal 2008 and 2007, 370,185 and 149,460 shares were purchased by employees under the ESPP. There were no such purchases in fiscal 2006 as the plan was suspended.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value used in recording the stock-based compensation expense, on a straight-line basis, associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the six months. The expected term is six months, coinciding with the offering period. Risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Fiscal Year ended June 30, 2008	Fiscal Year ended June 30, 2007
Expected volatility	67.5%	43.8%
Expected dividends	0%	0%
Expected term (in years)	0.5	0.5
Risk-free rate	2.0%	5.1%

(e)    Stock buy-back plan

On January 4, 2007, the Company announced that it intended to repurchase up to $100.0 million of the Company’s common stock. On January 30, 2007, the Company entered into an agreement with Merrill Lynch to effect the stock repurchase whereby the Company agreed to purchase shares of its common stock from Merrill Lynch for an aggregate price of $100.0 million. Under the agreement, Merrill Lynch purchased shares in the open market and delivered those shares to the Company from February 23 through April 11, 2007. As a result of this program the Company repurchased and retired 11,843,991 shares of its common stock at an average price of $8.44.

(f)    Cash dividend

On June 4, 2007, the Company announced a special one-time cash distribution of $1.20 per share which was paid in June 2007 totaling $99.4 million. This dividend was considered to be a return of capital and accordingly was recorded as a reduction of additional paid-in capital.

(g)    Stock-based compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the last six years. Expected terms (in years) are derived from the average midpoint between vesting and the contractual term, as described in the SEC’s SAB No. 107, “Share-Based Payment.” Risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average input assumptions used were as follows for fiscal 2008, 2007, and 2006:

	Fiscal Year ended June 30,
	2008	2007	2006
Expected volatility	63.1%	85.4%	93.4%
Expected dividends	0%	0%	0%
Expected term (in years)	1.25 - 6.04	5.75 - 6.06	5.75 - 6.06
Risk-free rate	4.2%	4.8%	4.5%

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity through June 30, 2008 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2005	12,509	11.92
Options granted	4,389	17.69
Exercised	(4,415)	10.11
Forfeited, canceled or expired	(1,926)	13.28

Outstanding at July 1, 2006	10,557	14.82
Options granted	2,055	8.46
Exercised	(160)	3.89
Forfeited, canceled or expired	(3,980)	$14.43

Outstanding at June 30, 2007	8,472	$13.67
Options granted	2,585	3.94
Exercised	(33)	2.70
Forfeited, canceled or expired	(6,524)	12.81

Outstanding at June 30, 2008	4,500	$9.41	5.13	$—

Vested and Expected to Vest at June 30, 2008	3,952	$9.94	4.94	$—

Exercisable at June 30, 2008	3,031	$11.60	4.28	$—

The weighted average grant date fair value of options granted during fiscal 2008, 2007 and 2006 was $1.86, $6.27 and $13.70. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $0.1 million, $0.7 million and $39.7 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares through June 30, 2008 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Grant Date Fair Value Per Share
Nonvested at July 1, 2005	1,444	$12.26
Nonvested shares granted	870	18.23
Vested	(500)	12.79
Forfeited	(196)	16.8

Nonvested at July 1, 2006	1,618	$15.06
Nonvested shares granted	608	8.19
Vested	(1,001)	13.77
Forfeited	(664)	14.83

Nonvested at June 30, 2007	561	$10.42
Nonvested shares granted	663	4.20
Vested	(174)	8.82
Forfeited	(677)	7.68

Nonvested at June 30, 2008	373	$4.58

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2008, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized as the restricted shares vest over the next four years. The total fair value of shares vested during fiscal 2008 was $1.5 million.

The impact on the Company’s results of operations of recording stock-based compensation for fiscal 2008, 2007 and 2006 is as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Stock-based compensation by category:
Maintenance and support services	$632	$764	$1,098
Services	1,229	1,196	1,417
Research and development	1,481	2,127	5,327
Sales and marketing	2,388	6,745	14,725
General and administrative	2,580	6,470	12,969
Restructuring	—	4,489	—
Discontinued operations	698	1,225	5,492

	$9,008	$23,016	$41,028

During the first quarter of fiscal 2006, the Company accelerated the vesting of 77,780 share options held by the former Chief Executive Officer and director of the Company. As a result of that modification, the Company recognized additional compensation expense of $0.2 million in the first quarter of fiscal 2006.

During the fourth quarter of fiscal 2006, the Company accelerated the vesting of 626,703 share options and 290,000 restricted stock awards to two of the Company’s executives. As a result of that modification, the Company recognized additional compensation expense of $1.4 million in the fourth quarter of fiscal 2006.

During the second quarter of fiscal 2007, the Company modified the vesting of 140,975 share options and 88,426 shares of restricted stock held by a former officer. The modification caused these grants to vest on November 30, 2006 to coincide with his final date of employment, as opposed to the previously agreed-upon vesting date of December 31, 2006. As a result of that modification of the share options, the Company recorded $0.8 million in restructuring expense related to this acceleration, as the vesting of this award was accelerated based on the termination agreement entered into in connection with the FY 2007 Restructuring Plan. Additionally, the Company recorded a reduction of compensation expense of $1.6 million in the second quarter of fiscal 2007, due to the reversal of previously recognized compensation expense related to options as the service condition of the original award was not expected to be satisfied.

During the fourth quarter of fiscal 2007, the Company accelerated the vesting of 175,000 shares of restricted stock held by the former CEO and director of the Company. As a result of that modification, the Company recorded $1.4 million in restructuring expense related to this acceleration, as the vesting of this award was accelerated based on the termination agreement entered into in connection with the FY 2007 Q4 Restructuring Plan. Additionally, the Company recorded a reduction of compensation expense of $2.1 million in the fourth quarter of fiscal 2007, due to the reversal of previously recognized compensation expense related to the award as the service condition of the original award was not expected to be satisfied.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accelerations of grants were made to various employees impacted by the restructurings in fiscal 2007. The Company’s policy is to record the impact of these modifications as restructuring expense when the modification is a result of the restructuring. Previously recognized compensation expense related to awards which are forfeited, or for awards for which the service condition of the original award was not expected to be satisfied, are reversed to stock compensation expense at the time they are forfeited or modified.

During the first quarter of fiscal 2008, the Company accelerated the vesting of 4,723 shares of restricted stock held by a former officer of the Company. As a result of that modification, the Company recorded approximately $27 thousand in stock-based compensation expense, which represents the value of the modified award. Additionally, the Company, reversed previously recognized stock-based compensation expense of approximately $40 thousand related to the award as the service condition of the original award was not expected to be satisfied.

(11)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructurings include the fiscal year 2008 restructuring (FY2008 Restructuring), fiscal year 2007 fourth quarter restructuring (FY2007 Q4 Restructuring), the fiscal year 2007 first quarter restructuring (FY2007 Restructuring), fiscal year 2006 restructuring (FY2006 Restructuring), as well as restructuring plans initiated in prior years.

The following tables set forth the restructuring activity through June 30, 2008 (in thousands):

	FY 02 to FY 05 Restructuring Plans	FY 06 Restructuring Plan		FY 07 Restructuring Plans		FY 08 Restructuring Plan	Total Accrual
	Facility	Facility	Severance	Facility	Severance	Severance
Accrual balance as of June 30, 2005	$97,497						$97,497
Activity for the year ended June 30, 2006:
New charges and adjustments to estimates(1)	(4,573)	$1,597	$4,178				1,202
Accretion expense	2,976	60	—				3,036
Reclassification from deferred rent	136	—	—				136
Cash paid, net	(17,813)	(659)	(3,935)				(22,407)

Accrual balances as of June 30, 2006	78,223	998	243				79,464
Activity for the year ended June 30, 2007:
New charges and adjustments to estimates(2)	—	57	—		$21,647		21,704
Accretion expense	2,340	43	—		—		2,383
Cash paid, net	(17,989)	(673)	(190)		(7,441)		(26,293)

Accrual balances as of June 30, 2007	62,574	425	53		14,206		77,258
Activity for the year ended June 30, 2008:
New charges and adjustments to estimates(3)	(428)	114	(53)	$51	(483)	$6,900	6,101
Accretion expense	1,989	13		—	—	—	2,002
Cash paid, net	(11,258)	(527)		(51)	(13,462)	(4,291)	(29,589)

Accrual balances as of June 30, 2008	$52,877	$25	$—	$—	$261	$2,609	$55,772

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total charges does not include $0.4 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2006.
(2)	Total charges does not include $1.4 million of non-cash accelerated depreciation on fixed assets, a $0.3 million forgiven loan to an employee impacted by the FY 2007 Q4 restructuring, as well as $4.5 million in non-cash stock based compensation expense as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2007.
(3)	Total charges does not include $0.6 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2008.

During the quarter ended December 31, 2005, the Company entered into a non-binding agreement with a potential subtenant for properties that are included in the Company’s restructuring plans prior to fiscal 2006. As such, the Company reassessed its estimated obligation and sublease income related to these properties, resulting in a net reduction in restructuring expense recorded during the second quarter of fiscal 2006.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. As of June 30, 2008, the Company has sublease contracts in place for all of its exited facilities. Since June 30, 2001, 22 sites have been vacated and seven sites have been selected for downsizing. In addition, as part of its FY2008 Restructuring plan, the Company expects to downsize its operations at one site and to exit eight sites in fiscal 2009.

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 63, 60, 182 and 141 employees during the FY2006, FY2007 Q1 and Q4, and FY2008 Restructuring Plans, respectively.

Other

Other charges consist of fees resulting from termination costs of certain software license arrangements and other fees.

Restructuring Plans

The FY2008 Restructuring was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during fiscal 2008, the Company incurred $6.9 million in pre-tax restructuring and related charges associated with the FY 2008 Restructuring Plan’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The Company expects to pay the current accrued charges during the first quarter of fiscal 2009. The restructuring charges for facilities under this plan will be incurred in the period the facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FY2007 Q4 Restructuring was implemented to simplify and better align the Company’s product portfolio with market demand, reduce costs and improve operating efficiencies. As such, during the fourth quarter of fiscal year 2007, the Company incurred $15.5 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets. Included in the restructuring and other charges are approximately $13.7 million related to employee termination benefits, $1.7 million in stock compensation expense related to modifications of restricted stock grants in connections with the restructuring, and $0.1 million related to accelerated depreciation on abandoned assets.

The FY2007 Restructuring was implemented in the first quarter of fiscal 2007 to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $11.2 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets in the fiscal year ended June 30, 2007. Included in the restructuring and other charges are approximately $7.0 million related to employee termination benefits, $2.8 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation on abandoned assets.

The FY2006 Restructuring was implemented by the Company during the first quarter of fiscal 2006, to better distribute the Company’s resources between its client and server product groups. In addition, the Company incurred further facilities-related charges under the FY2005 Restructuring as it ceased using information technology labs in the prior headquarters during the quarter ended September 30, 2005. Restructuring and related expense during the first quarter of fiscal 2006 totaled $8.0 million, which included $3.7 million in excess facilities and accretion-related charges, $3.9 million in severance and relocation costs, and $0.4 million in accelerated depreciation related to a revision in the estimated useful life of leasehold improvements and furniture in the sites exited under the FY2006 Restructuring. The associated restructuring expense for excess facilities was recorded in the first quarter of fiscal 2006 upon the “cease-use” dates in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

The following table summarizes the future payments for restructuring liabilities by fiscal year (in thousands):

Year ending June 30,	Cash Obligation	Signed Sublease Payments	Net Estimated Cash Payable
2009	$18,618	$(7,430)	$11,188
2010	19,094	(7,686)	11,408
2011	19,470	(7,562)	11,908
2012	20,020	(7,583)	12,437
2013	17,024	(6,282)	10,742

	$94,226	$(36,543)	$57,683

Future accretion			4,781

Accrued facilities restructuring			$52,902

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Income Taxes

Income before income taxes includes net income (loss) from foreign operations of approximately $2.7 million, $(1.5) million and $5.6 million in fiscal 2008, 2007 and 2006, respectively.

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Current:
Foreign income tax	$3,611	$2,773	$792
Foreign withholding tax	1,682	3,530	3,915

Deferred:
Foreign	(1,956)	(1,142)	(2,508)

Total	$3,337	$5,161	$2,199

The Company recorded an income tax expense (benefit) relating to discontinued operations of $0.7 million and $(3.7) million during fiscal 2008 and 2007, respectively, which is excluded from the table above.

The following reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%) to the Company's income tax expense (in thousands):

	Fiscal Year ended June 30,
	2008	2007	2006
Federal tax expense (benefit) at statutory rate	$(21,532)	$(37,441)	$(9,824)
Foreign withholding taxes	1,682	3,530	3,915
Effect of foreign operations	2,264	285	148
Net operating losses not benefited	21,702	39,083	8,267
Utilization of previously reserved NOLs	—	—	—
Changes in reserve	(795)	(296)	(321)
Nondeductible expenses and other	16	—	14

Total tax expense	$3,337	$5,161	$2,199

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$555,027	$541,897
Accruals and allowances not deductible for tax purposes	44,864	55,533
Research and development credit and other credits carry-forwards	49,165	45,700
Intangible assets related to acquisitions	19,914	19,637
Stock based compensation	8,175	6,947

Total deferred tax assets, gross	677,145	669,714
Less: valuation allowance	(671,869)	(665,146)

Total deferred tax assets, net	5,276	4,568
Deferred tax liabilities:
Intangible assets related to acquisitions	(956)	(2,013)

Net deferred tax assets (liabilities)	$4,320	$2,555

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The Company recorded deferred tax assets of $5.3 million and $4.6 million as of June 30, 2008 and 2007, respectively, for certain foreign subsidiaries, because it concluded that based on the historical taxable income of the respective foreign subsidiaries, it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities, net of deferred tax assets, related to the discontinued operation of certain foreign subsidiaries were $5.5 million, as of June 30, 2007, and is not included in the table above.

Approximately $268.5 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the total $49.2 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2008, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $1.4 billion, $741.8 million and $13.1 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $28.7 million and $20.4 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2010 through 2028. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2009 through 2018. The foreign net operating losses will expire from 2014 to 2025.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $19.6 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), the Company accrued $0.2 million for the potential payment of interest relating to unrecognized tax benefits, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $0.2 million. The Company historically classified unrecognized tax benefits in accrued liabilities. As a result of adoption of FIN 48, $2.3 million of unrecognized tax benefits were reclassified from accrued liabilities to long-term income taxes payable.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. During fiscal 2008, $24 thousand of accrued interest and penalties were reversed in connection with the lapse of the applicable statute of limitations as discussed below, and $0.2 million was included in the provision for taxes, resulting in an ending accrued amount of $0.2 million.

During fiscal 2008, the total amount of gross unrecognized tax benefit activity was as follows:

Balance as of July 1, 2007	$4,875
Reclass from taxes payable	1,565
Resolution of various tax positions	(795)
Increase in tax reserve	14

Balance as of June 30, 2008	$5,659

The total amount of gross unrecognized tax benefits was $5.7 million as of June 30, 2008. Of this amount, $2.1 million would affect the effective tax rate if realized, and $3.6 million would be recorded as a reduction of goodwill if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. For federal returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2006. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal 1995 through fiscal 2007, remains open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Subsequent Events

On August 4, 2008, the Board of Directors approved amendments to the Form Change of Control Severance Agreement (the “Amended Form Severance Agreement”) intended to be executed with the Company’s executive officers. Upon execution by the counterparties thereto, the Amended Form Severance Agreement will supersede and replace any prior individual agreements or arrangements relating to severance payments or vesting acceleration upon a change of control of the ownership of the Company once executed by the officer.

In addition to a number of clarifying changes to the Amended Form Severance Agreement, the material amendments are as follows:

(i)	reduction of the period during which an Involuntary Termination (as defined therein) triggers benefits under the Amended Form Severance Agreement from twenty-four months following a Change of Control (as defined therein) to eighteen months following a Change of Control; and

(ii)	removal of the Company’s obligation with respect to “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, and subject to the excise tax of Section 4999, to provide an additional lump sum cash payment to the employee for all applicable taxes that the employee may be liable for as a result of such payment.

The foregoing is a summary description of certain terms of the Amended Form Severance Agreement and is qualified entirely by the text of the Amended Form Severance Agreement.

On August 26, 2008, the Company reached an agreement in principle to settle the action with the plaintiffs in the Securities Class Action lawsuit brought against the Company and certain of its former officers and former and current directors. The settlement will be funded in part by insurance and in part by the Company. The settlement is subject to court approval.

The Company has accrued for a legal settlement of $20.0 million, offset by a $15.0 million receivable from the insurance carriers, as of June 30, 2008, leaving the net amount of $5.0 million as the Company’s estimate of its settlement cost.

On September 9, 2008, the Company paid all of the outstanding principal and interest due on its 2¾% convertible subordinated notes.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed August 30, 2007).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

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

10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.2	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.3*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.4*	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 22, 2005 (incorporated by reference to Appendix A to the Company’s proxy statement on Form DEF 14A filed October 24, 2005).

10.5*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan amended and restated effective January 1, 2002, and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.6*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed September 28, 2001).

10.7*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.8*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 30, 2002).

10.9*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.10*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.11*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.12*	Openwave Systems Inc. Executive Compensation Deferral Plan (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

Exhibit Number	Description

10.13*	Form of Openwave Systems Inc. Executive Compensation Deferral Plan Participation Agreement (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 8, 2006).

10.14*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed February 14, 2007).
10.15	Letter to Openwave Systems Holdings (France), SAS and the Company from Microsoft Corporation, dated November 11, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed November 16, 2007).

10.16	Stock Purchase Agreement by and between Microsoft Corporation, Openwave Systems Holdings (France), SAS, Musiwave, S.A. and the Company, dated November 15, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed November 16, 2007).

10.17*	Severance and Release Agreement between Openwave Systems Inc. and John Boden, dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed June 18, 2008).

10.18	Asset Purchase Agreement between Purple Labs S.A. and the Company dated June 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 3, 2008).

10.19*	Employment Agreement between the Company and Bruce Coleman dated April 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed July 7, 2008).

10.20*	Employment Offer Letter between the Company and Karen Willem dated July 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 7, 2008).

10.21*	Resignation Agreement and General Release of Claims between Openwave Systems Inc. and Hari Haran, dated July 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 31, 2008).

10.22*	Employment Offer Letter between the Company and Alan Park dated July 6, 2008.

10.23	Form of Change Control Severance Agreement.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement