Form 10-Q
period 2008-09-30
OPENWAVE SYSTEMS INC
filed 2008-11-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of September 30, 2008 there were 83,090,779 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$61,437	$196,150
Short-term investments	26,770	28,659
Restricted cash	—	42
Accounts receivable, net of allowance for doubtful accounts	57,396	78,550
Prepaid and other current assets	34,797	33,404
Insurance receivable for legal settlement	15,000	15,000
Amounts receivable from sales of discontinued operations	2,328	12,294

Total current assets	197,728	364,099
Property and equipment, net	12,537	13,941
Long-term investments, and restricted cash and investments	39,168	52,419
Deposits and other assets	7,910	7,762
Goodwill	59,281	59,281
Intangible assets, net	6,087	7,242

Total assets	$322,711	$504,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,261	$4,918
Accrued liabilities	33,569	46,329
Accrued legal settlement	20,000	20,000
Accrued restructuring costs	12,151	13,845
Deferred revenue	44,209	48,239
Convertible subordinated notes, net	—	149,842

Total current liabilities	114,190	283,173
Accrued restructuring costs, net of current portion	40,163	41,927
Deferred revenue, net of current portion	16,819	17,655
Deferred rent obligations	7,551	7,876
Deferred tax liabilities, net of current portion	—	98

Total liabilities	178,723	350,729

Commitments and contingencies
Stockholders’ equity:
Common stock	83	83
Additional paid-in capital	3,181,920	3,180,949
Accumulated other comprehensive loss	(1,614)	(1,120)
Accumulated deficit	(3,036,401)	(3,025,897)

Total stockholders’ equity	143,988	154,015

Total liabilities and stockholders’ equity	$322,711	$504,744

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
License	$14,327	$12,619
Maintenance and support	16,378	18,557
Services	20,340	21,794

Total revenues	51,045	52,970

Cost of revenues:
License	2,266	2,107
Maintenance and support	4,258	6,362
Services	14,447	16,582

Total cost of revenues	20,971	25,051

Gross profit	30,074	27,919

Operating expenses:
Research and development	12,286	12,314
Sales and marketing	10,744	17,420
General and administrative	10,620	13,719
Restructuring and other related costs	1,903	1,208
Amortization of intangible assets	26	27

Total operating expenses	35,579	44,688

Operating loss from continuing operations	(5,505)	(16,769)
Interest income	1,823	3,320
Interest expense	(995)	(1,213)
Other income (expense), net	(7,324)	797

Loss from continuing operations before provision for income taxes	(12,001)	(13,865)
Income tax expense	503	643

Net loss from continuing operations	(12,504)	(14,508)

Discontinued operations:
Net income from discontinued operations, net of tax	—	363
Gain on sale of discontinued operation, net of tax	2,000	—

Net loss	$(10,504)	$(14,145)

Basic and Diluted net loss per share from:
Continuing operations	$(0.15)	$(0.17)
Discontinued operations	$0.02	$(0.00)

Net loss	$(0.13)	$(0.17)

Shares used in computing basic and diluted net loss per share	82,773	82,224

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,504)	$(14,145)
Gain on sale of discontinued operation	(2,000)	—
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	2,799	5,211
Stock-based compensation	971	2,489
Noncash restructuring charges	682	532
Provision for (recovery of) doubtful accounts	37	(773)
Amortization of discount on convertible debt and debt issuance costs	158	206
Amortization/(accretion) of premiums/discounts on investments	87	(259)
Deferred tax liability, net	(98)	(745)
Impairment of non-marketable securities	5,632	—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	21,117	18,320
Prepaid assets, deposits, and other assets	(1,541)	(2,831)
Accounts payable	(655)	(8,473)
Accrued liabilities	(10,837)	115
Accrued restructuring costs	(3,905)	(13,784)
Deferred revenue	(4,866)	3,691

Net cash used for operating activities	(2,923)	(10,446)

Cash flows from investing activities:
Purchases of property and equipment	(477)	(1,917)
Net proceeds from sale of technology and other	—	1,065
Proceeds from sale of discontinued operation, net	9,718	—
Purchases of short-term investments	—	(21,772)
Proceeds from sales and maturities of short-term investments	8,867	82,685
Purchases of long-term investments	—	(5,226)
Proceeds from sales and maturities of long-term investments	102	983
Restricted cash and investments	—	(195)

Net cash provided by investing activities	18,210	55,623

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	58
Cash used to repurchase common stock from employees	—	(505)
Payment on notes payable	(150,000)	—

Net cash used for financing activities	(150,000)	(447)

Net increase (decrease) in cash and cash equivalents	(134,713)	44,730
Cash and cash equivalents at beginning of period	196,150	86,099

Cash and cash equivalents at end of period	$61,437	$130,829

Cash and cash equivalents included in discontinued operations	$—	$3,451

Cash and cash equivalents at end of period	$61,437	$127,378

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,432	$495

Cash paid for interest	$2,267	$2,245

Noncash investing and financing activities:
Transfers among short-term and long-term investments	$7,368	$21,936

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2008 and June 30, 2008, and the results of operations for the three months ended September 30, 2008 and 2007 and cash flows for the three months ended September 30, 2008 and 2007. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

On June 3, 2007, the board of directors approved the disposition of the Musiwave S.A. (“Musiwave”) business. The Company accounted for the planned sale of Musiwave as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

During the fourth quarter of fiscal year 2008, the Company sold its mobile phone software business (“Client operations”) to Purple Labs, a private company based in Chambéry, France. In accordance with SFAS 144, the condensed consolidated financial statements have been revised for all periods presented to reflect the Client operations as a discontinued operation.

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

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policy from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2008.

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

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended September 30,
	2008	2007
Stock-based compensation related to:
Grants of nonvested stock	$131	$231
Stock options granted to employees and directors	735	1,719
Employee stock purchase plan	105	258
Stock options granted to employees of discontinued operations	—	281

Stock-based compensation recognized in the consolidated statements of operations	$971	$2,489

During the three months ended September 30, 2008 and 2007, the tax benefits related to stock option expense was immaterial.

During the first quarter of fiscal 2008, the Company accelerated the vesting of 4,723 shares of restricted stock held by a former officer of the Company. As a result of that modification, the Company recorded approximately $27 thousand in stock-based compensation expense, which represents the value of the modified award. Additionally, the Company reversed previously recognized stock-based compensation expense of approximately $40 thousand related to the award as the service condition of the original award was not expected to be satisfied.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company’s expected volatility is based upon the historical volatility experienced in the Company’s stock price when appropriate. The Company estimates the expected term for new grants based upon actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,
	2008	2007
Expected volatility	65.8%	60.7%
Expected dividends	0%	0%
Expected term (in years)	3.17-3.40	2.79-6.04
Risk-free rate	2.6%	4.6%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity from July 1, 2008 to September 30, 2008 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	4,500	$9.41	5.13	$—
Options granted	2,433	1.49
Exercised	—	—
Forfeited, canceled or expired	(1,063)	8.39

Outstanding at September 30, 2008	5,870	$6.31	7.42	$—

Vested and expected to vest at September 30, 2008	4,606	$7.34	6.90	$—

Exercisable at September 30, 2008	2,614	$11.25	4.98	$—

The weighted average grant date fair values of options granted during the three months ended September 30, 2008 and 2007 were $0.70 and $2.10, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 was $0.1 million. There were no options exercised in the three months ended September 30, 2008. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company's nonvested shares from July 1, 2008 to September 30, 2008 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2008	373	$4.58
Nonvested shares granted	—	—
Vested	(10)	4.84
Forfeited	(51)	5.41

Nonvested at September 30, 2008	312	$4.44

As of September 30, 2008, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized as the restricted shares vest over the next four years. The total fair value of shares vested during the three months ended September 30, 2008 and 2007 was $0.1 million and $0.7 million, respectively.

The impact on our results of operations of recording stock-based compensation for the three month periods ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Stock-based compensation by category:
Maintenance and support services	$72	$166
Services	166	270
Research and development	250	322
Sales and marketing	132	794
General and administrative	351	656
Discontinued operations	—	281

	$971	$2,489

(b)	Reinstatement of Employee Stock Purchase Plan

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which it suspended in October 2002. Eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the three months ended September 30, 2008 and 2007 was $0.1 million and $0.3 million, respectively.

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

	Three Months Ended September 30,	Three Months Ended September 30,
	2008	2007
Expected volatility	67.5%	43.8%
Expected dividends	0%	0%
Expected term (in years)	0.5	0.5
Risk-free rate	2.0%	4.6%

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company’s fiscal year beginning July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted the portions of SFAS 157 not impacted by FSP 157-2 during the first quarter of fiscal 2009, see Note 6 Financial Instruments.

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

	Three Months Ended September 30,
	2008	2007
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	342	663
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	2	252
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	5,245	7,111
Shares resulting from an “as-if” conversion of the convertible debt	7,268	9,418

(3) Discontinued Operations

a)	Client operations

During the fourth quarter of fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a note receivable of $5.8 million which was paid in July 2008. Additionally,

$4.2 million was placed in escrow by the purchaser for a period of one year to secure indemnification claims made by the purchaser, if any. The initial consideration also includes warrants to purchase 2% of Purple Labs common stock. During the first quarter of fiscal 2009, the Company met the terms of the Earnout provision in the sale agreement and received $2.0 million which was recorded as an additional $2.0 million gain on sale of discontinued operation in our condensed consolidated statement of operations. The Company is providing transition services to Purple Labs for up to six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs as of September 30, 2008 are to be reimbursed by Purple Labs and are recorded in Amounts receivable from sales of discontinued operations.

The Company recognized a gain of $19.7 million in the fourth quarter of fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client operation. In accordance with SFAS 144, the Client operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months ended September 30,
	2008	2007
Revenue of discontinued operation	$—	$10,002

Income from discontinued operation	—	1,025
Income tax expense	—	311

Net loss from discontinued operation, net of taxes	—	714
Gain on sale of discontinued operation	2,000	—

	$2,000	$714

As of June 30, 2008, there were no assets or liabilities attributable to Client operations due to the sale of the discontinued operation on June 27, 2008.

b)	Musiwave

In January 2006, the Company acquired Musiwave, S.A. (“Musiwave”) and committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

On December 31, 2007, the Company sold Musiwave for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million which the purchaser placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The Company received and recorded the payment on the note receivable in July 2008. The purchase price is subject to a potential purchase price adjustment regarding working capital, if any, which will be reflected as gain/(loss) on sale of discontinued operation in the period determined. A gain on the sale of discontinued operation will be recognized if and when funds are distributed from escrow.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months ended September 30,
	2008	2007
Revenue of discontinued operation	$—	$7,189

Loss from discontinued operation	—	(295)
Income tax expense	—	56

Net loss from discontinued operation, net of taxes	$—	$(351)

As of June 30, 2008, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

(4) Geographic, Segment and Significant Customer Information

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa (“EMEA”). Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
United States	$25,457	$25,637
Americas, excluding the United States	6,680	4,540
Europe, Middle East, and Africa	6,587	12,294
Japan	6,591	7,298
Asia Pacific, excluding Japan	5,730	3,201

Total revenues	$51,045	$52,970

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for the three months ended September 30, 2008 and 2007 was as follows:

	% of Total Revenue Three Months Ended September 30,
	2008	2007
Customer:
Sprint Nextel	26%	25%
AT&T	13%	10%

(5) Balance Sheet Components

(a)	Accounts Receivable, net

The following table presents the components of accounts receivable (in thousands):

	September 30, 2008	June 30, 2008
Accounts receivable	$33,040	$59,764
Unbilled accounts receivable	26,912	21,533
Allowance for doubtful accounts	(2,556)	(2,747)

	$57,396	$78,550

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at September 30, 2008 and June 30, 2008 were as follows:

	% of Total Accounts Receivable
	September 30, 2008	June 30, 2008
Customer:
AT&T	11%	21%

(b)	Goodwill and Intangible Assets, net

The following table presents a roll-forward of the goodwill and intangible assets from June 30, 2008 to September 30, 2008 (in thousands):

	Balance as of June 30, 2008	Amortization	Balance as of September 30, 2008
Goodwill	$59,281	$—	$59,281
Intangibles assets:
Developed and core technology	7,077	(1,106)	5,971
Customer contracts - licenses	21	(6)	15
Customer contracts - support	97	(17)	80
Workforce in place	47	(26)	21

	$66,523	$(1,155)	$65,368

The Company performed interim goodwill impairment testing at September 30, 2008 because its common stock had been trading below book value per share during the fiscal quarter. The estimated fair value of the Company was calculated based on discounted future estimated cash flows, observable market capitalization with an estimated control premium, and an estimated value using relevant transactions as a guideline. Based upon the results of this test, Management determined that no goodwill impairment charge was required as of September 30, 2008. Management will continue to monitor the relationship of the Company’s market capitalization and other factors considered in estimating fair value, to evaluate the carrying value of goodwill and other intangible assets. The Company’s market capitalization has continued to decline subsequent to September 30, 2008. If the Company’s common stock price continues to trade below book value per common share, the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets.

Total amortization expense related to intangible assets during the three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Developed and core technology	$1,106	$1,134
Customer contracts - licenses	6	137
Customer contracts - support	17	18
Workforce in place	26	27
Client operations	—	1,452

	$1,155	$2,768

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of workforce in place is included in Operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of September 30, 2008 and June 30, 2008 (in thousands):

	September 30, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,303	$(13,332)	$5,971	$19,303	$(12,226)	$7,077
Customer contracts - licenses	105	(90)	15	105	(84)	21
Customer contracts - support	220	(140)	80	220	(123)	97
Workforce in place	414	(393)	21	414	(367)	47

	$20,042	$(13,955)	$6,087	$20,042	$(12,800)	$7,242

The following table presents the estimated future amortization of intangible assets, based upon the intangible assets recorded as of September 30, 2008, (in thousands):

Fiscal Year	Amortization
2009 (remaining)	2,226
2010	1,680
2011	1,620
2012	561

$6,087

(c)	Deferred Revenue

As of September 30, 2008 and June 30, 2008, the Company had deferred revenue of $61.0 million and $65.9 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $12.5 million and $31.7 million as of September 30, 2008 and June 30, 2008, respectively.

(d)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2008	June 30, 2008
Cumulative translation adjustments	$(771)	$(771)
Unrealized loss on marketable securities	(843)	(349)

Accumulated other comprehensive loss	$(1,614)	$(1,120)

Comprehensive loss is comprised of loss and changes in unrealized gain (loss) on marketable securities (in thousands):

	Three Months Ended September 30,
	2008	2007
Net loss	$(10,504)	$(14,145)
Other comprehensive income:
Change in unrealized gain (loss) on marketable securities	(494)	53

Total comprehensive loss	$(10,998)	$(14,092)

(6) Financial Instruments

The Company reviews its impairments of investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and increases net loss for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company adopted SFAS 157 effective July 1, 2008, for all of its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). SFAS 157 (as impacted by FSP No. 157-2) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$49,787	$—	$—	$49,787
Certificates of Deposit	—	1,783	—	1,783
Corporate Bonds	—	26,279	—	26,279
Enhanced Cash Money Market	—	3,466	—	3,466
Auction Rate Securities	—	—	16,773	16,773

	$49,787	$31,528	$16,773	$98,088

As of September 30, 2008, $16.8 million in certain auction rate securities (“ARS”), recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results.

These ARS with an estimated fair value of $14.8 million were issued by eight different entities and are held by one investment firm on the Company’s behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. The other two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. The Company recorded a $4.4 million other-than-temporary loss in the condensed consolidated statements of operations during the first quarter of fiscal 2009 related to these securities. As of September 30, 2008 these instruments were all rated AA or AAA by Standard and Poor’s and A2 to Aaa by Moody’s and the $17.0 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. These investments are classified in long term investments at September 30, 2008.

The Company also holds an investment in an ARS relating to federal education student loans programs, with an estimated fair value of $2.0 million. The Company estimated the fair value of this security based on a discounted cash flows model, and considered other factors including recent receipt of a $0.1 million partial redemption of this instrument at par, and recent performance of the issuer. This security is substantially guaranteed by the U.S. Department of Education. This instrument is rated AAA by Fitch and Aaa by Moody’s. This investment is classified in long term investments at September 30, 2008.

The Company recorded a $4.4 million other-than-temporary impairment on ARS during the first quarter of fiscal 2009. The loss was considered other-than-temporary given the length of time the ARS have been illiquid, and the significant amount of the loss incurred.

Additionally, a $1.2 million other-than-temporary loss was recorded in the condensed consolidated statements of operations during the first quarter of fiscal 2009 related to an investment in a corporate instrument which was estimated at fair value based upon recent market quotes.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2008	$21,344
Change in unrealized losses included in other comprehensive income	(67)
Other-than-temporary impairment	(4,404)
Partial redemption	(100)

Balance at September 30, 2008	$16,773

In December 2007, the investment manager of an enhanced cash money market fund that the Company had invested in halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of September 30, 2008, the market value of the Company’s pro-rata share of investments in the fund was $3.5 million. Due to recent market conditions, the liquidation schedule has extended beyond the initial estimated redemption date. According to the revised schedule, as of September 30, 2008, $2.4 million is classified in short-term investments and $1.0 million is classified in long-term investments based on the current planned distribution schedule. The Company received distributions of $1.5 million during the first quarter of fiscal 2009. The Company has no other amounts invested in enhanced cash funds.

Additionally, the Company had $17.6 million of restricted investments that were included within restricted cash and investments in the condensed consolidated balance sheet as of September 30, 2008. $17.4 million of the restricted investments comprises a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on the Company’s restricted investments was 2.8% at September 30, 2008.

(7) Acquisitions

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

In addition to the Initial Consideration, Openwave may pay contingent consideration relating to a retention agreement (“Retention Amount”). The maximum amount payable for the Retention Amount is $875 thousand for the retention of four key employees of WiderWeb for a two-year period which began on February 9, 2007. The Retention Amount is being amortized over the two-year period as compensation expense. During fiscal 2008, fifty percent of the Retention Amount was distributed to the four individuals pursuant to the terms of the purchase agreement, each of whom remains an employee of the Company. The remaining Retention Amount will be payable to the four individuals on February 9, 2009, assuming each individual remains an employee of Openwave. If an individual ceases to be an employee his prorata portion of the Retention Amount will be forfeited in favor of the Company.

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount will be determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the WiderWeb Earn Out has been achieved as of September 30, 2008 and was added to goodwill in the condensed consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $2.6 million as of September 30, 2008.

(8) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3 / 4 % convertible subordinated notes (the “Notes”). All of the outstanding principal and interest was paid on September 9, 2008 pursuant to the terms of the Notes. The Notes were recorded on the Company’s condensed consolidated balance sheet net of a $4.1 million discount, which was amortized over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $158 thousand and $206 thousand of discount amortization during the first quarter of fiscal 2009 and 2008, respectively, was included in interest expense in the condensed consolidated statement of operations. The Company made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900 thousand of costs in connection with the issuance of the Notes, which were deferred and included in deposits and other assets. The finance costs were recognized as interest expense over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $34 thousand and $45 thousand of debt issuance costs amortization was incurred during the first quarter of fiscal 2009 and 2008, respectively, and included in interest expense in the condensed consolidated statement of operations. As of September 30, 2008, all debt issuance costs have been fully amortized.

(9) Commitments and Contingencies

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

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of September 30, 2008.

Government Investigations.

On May 18, 2006, the Company received an informal notice from the Securities and Exchange Commission (“SEC”) advising that the SEC had commenced an informal inquiry into the Company’s stock option grants and options-granting practices. The SEC’s letter requested that the Company produce documents related to the Company’s stock options-granting practices. In June 2006, the Company received subpoenas from the United States Attorneys for the Northern District of California and the Southern District of New York also requesting documents relating to the Company's stock options-granting practices. The Company has cooperated with the SEC and the U.S. Attorneys in these matters and intends to continue to do so. These investigations remain open; however, the Company has not received any recent communications from the SEC or the U.S. Attorneys regarding these matters.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. As a result of the judgment of dismissal entered on August 13, 2008 in federal actions, on October 3, 2008, the Company filed a motion to dismiss the state court actions on the grounds that they are barred by the federal court’s judgment. The consolidated state court action is in its very early stages. No amount is accrued as of September 30, 2008 as a loss is not considered probable or reasonably estimable.

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs' demand. The special litigation committee is currently conducting an investigation into the matters raised in the Demand Letter. No amount is accrued as of September 30, 2008 as a loss is not considered probable or reasonably estimable.

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

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants' motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC were dismissed as defendants from the litigation. The Company and certain of its former officers and former and current directors remained as defendants.

The parties commenced discovery with respect to class certification and the merits. On June 23, 2008, the lead plaintiff filed a motion for class certification. On July 18, 2008, the Company filed its opposition to the lead plaintiff's motion, and all of the individual defendants joined in that opposition.

On October 24, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement to settle the action. On November 5, 2008, the court entered a preliminary order approving the settlement. The settlement will be funded in part by insurance and in part by the

Company. The settlement is subject to court approval. During the fourth quarter of fiscal 2008, the Company accrued for a legal settlement of $20.0 million, offset by a $15.0 million receivable from the insurance carriers, leaving the net amount of $5.0 million as the Company’s estimate of its settlement cost.

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

Indemnification claims.

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). As of September 30, 2008, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

Contingencies.

We have certain contingent obligations associated with previous acquisitions as discussed in Note 7 Acquisitions.

(10) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced restructurings during fiscal years 2008, 2007 and 2006, and various other restructurings in fiscal years 2002 through 2005.

The fiscal year 2008 restructuring (FY2008 Restructuring) was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during fiscal 2008 and the first quarter of fiscal 2009, the Company incurred $6.6 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring Plan’s employee termination benefits and $0.8 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The Company expects to pay the current accrued charges during the second quarter of fiscal 2009. The restructuring charges for facilities under this plan will be incurred in the period the facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease. During the first quarter of fiscal 2009, the Company incurred $1.5 million in facilities charges related to the FY2008 Restructuring. Of the remaining $1.2 million accrual, the Company expects to pay $0.3 million through June 30, 2009 and $0.9 million from July 2009 through September 2012.

The following table sets forth the restructuring liability activity from June 30, 2008 through September 30, 2008 (in thousands):

	FY 02 to FY 05 Restructuring Plans	FY 06 Restructuring Plan	FY 07 Restructuring Plan	FY 08 Restructuring Plan	FY 08 Restructuring Plan	Total Accrual
	Facility	Facility	Severance	Severance	Facility
Accrual balances as of June 30, 2008	$52,877	$25	$261	$2,609	$—	$55,772
New charges (1)	(37)	—	—	(313)	1,239	889
Accretion expense	447	—	—	—	—	447
Cash paid, net of sublease income	(2,841)	(3)	(42)	(1,908)	—	(4,794)

Balance as of September 30, 2008	$50,446	$22	$219	$388	$1,239	$52,314

(1)	These charges do not include $0.2 million of accelerated depreciation on fixed assets, as well as $0.3 million in facility exit costs paid during the first quarter of fiscal 2009.

As of September 30, 2008, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $34.2 million of future sublease income from third parties out of a total of $35.1 million. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at September 30, 2008 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2009 (remaining)	14,236	—	(5,544)	8,692
2010	19,514	—	(7,561)	11,953
2011	20,472	(231)	(7,437)	12,804
2012	20,387	(466)	(7,458)	12,463
2013	16,547	(127)	(6,230)	10,190

	$91,156	$(824)	$(34,230)	$56,102

Future accretion expense on the restructured facility obligation is $4.4 million, which will be recorded as restructuring expense over the life of the respective lease terms.

(11) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2008, we have net foreign deferred tax assets recorded of approximately $4.4 million, which consists of $5.1 million of realizable deferred tax assets in selected countries based upon our conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; offset by $0.7 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2008	$5,659
Resolution of various tax positions	(188)
Increase in tax reserve	(24)
Foreign currency fluctuation	(253)

Balance as of September 30, 2008	$5,194

The total amount of gross unrecognized tax benefits was $5.2 million as of September 30, 2008. Of this amount, $2.0 million would affect the effective tax rate if realized, and $3.2 million would be recorded as a reduction of goodwill if realized. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at September 30, 2008 and 2007 were approximately $23,000 and $11,000, respectively. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. For federal returns, the Company is generally no longer subject to examinations for years prior to fiscal year ended June 30, 2008. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal 1995 through fiscal 2007, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 15, 2008, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.

Overview of Our Business and Products

Openwave’s products are modular and based on open standards, providing our customers with the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology and products are designed to work on diverse mobile phones and platforms regardless of the brand or the type of service that operators select to offer to their subscribers.

Our product portfolio includes offerings in the areas of server software which includes mobile infrastructure, converged messaging products for mobile and broadband service providers and location application products for mobile operators. Our professional services group works with our customers during all stages of implementation of wireless services. For financial information about our operating segment and geographic areas, see Note 4 to our condensed consolidated financial statements.

For further detail regarding our products, see our Annual Report on Form 10-K for our fiscal year ended June 30, 2008.

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

Overview of Financial Results During the Three Months Ended September 30, 2008

The following table represents a summary of our operating results from continuing operations for our first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 (in thousands):

	Three Months Ended September 30,		Percent Change
	2008	2007
	(unaudited)
Revenues	$51,045	$52,970	-4%
Cost of revenues	20,971	25,051	-16%

Gross profit	30,074	27,919	8%
Operating expenses	35,579	44,688	-20%

Operating loss	(5,505)	(16,769)	-67%
Interest and other income (expense), net	(6,496)	2,904	-324%
Income tax expense	503	643	-22%

Net loss from continuing operations	$(12,504)	$(14,508)	-14%

Revenues decreased 4% during the three months ended September 30, 2008 compared with the corresponding period of the prior year. The decrease was primarily in maintenance and support revenues, which declined by 12% compared with the three months ended September 30, 2007 due to lower renewal rates.

Operating expenses decreased $9.1 million during the three months ended September 30, 2008 compared with the corresponding period of the prior year. We experienced various decreases in operating expenses, primarily in sales and marketing due to a decrease in labor cost, including commissions expense due to the decline in bookings as noted under Other Key Revenue Metrics below. Bookings in fiscal 2009 were lower than in the same period of the prior year as we experienced delays in expected orders and carriers reevaluated spending in these uncertain economic times. Also, general and administrative costs decreased as a result of our FY 2008 Restructuring Plan, as discussed in more detail under Summary of Operating Results below. As of September 30, 2007, we had 831 employees, exclusive of employees related to Client and Musiwave. As of September 30, 2008, we had 618 employees.

Operating Environment During the Three Months Ended September 30, 2008

Data revenues continue to comprise a small, but growing, portion of mobile telecommunications operators’ total services revenue today, with voice and messaging continuing to serve as primary revenue drivers. Although data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. One of the major contributing factors is that the industry has not made the sharing of communications and content simple enough for the consumer due to the current “multi-click and wait” environment. Openwave’s “zero click” access approach that is found in its OpenWeb, OpenMedia, OpenStream and Rich Mail products, is designed to simplify access to and sharing of content and communications. These new technologies are designed to promote increased device usage and drive data growth in the industry in the mid-term. Until then, Openwave sees continued, but reduced, capital equipment spending levels by the operators in the infrastructure market overall. Many of the products that Openwave and our competitors sell will continue to be viewed by operators as cost centers that will maintain, but not grow, monthly ARPU until the industry succeeds in creating a simpler and intuitive experience for the user.

During the quarter ended September 30, 2008, Openwave worked with mobile operators and handset manufacturers to enable the delivery of personalized content and communications. Selected customer highlights include:

Service Management

•

Integra, Openwave’s next generation service management solution, features new functionalities, specifically multi-protocol and multi-service support, including a set of mobile internet service enablers. Openwave signed an agreement with Sprint for its new hosted OpenWeb solution for open internet browsing, which enables Sprint to provide browsing support for full HTML pages on mobile handsets.

•

In Europe, Openwave also received an order from a top tier operator in support of its upcoming launch of open internet browsing services based on its OpenWeb solution, which is designed to deliver full internet content to mobile data-enabled devices.

Messaging

•

SoftBank Telecom, one of Japan's largest telecommunication companies, selected Openwave Rich Mail, an AJAX-based solution that provides a dynamic web interface for broadband and mobile communications solutions.

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

With the exception of the following paragraph that updates factors considered in our critical accounting policy estimate for Impairment assessments of goodwill and identifiable intangible assets during the first quarter of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q and to our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Impairment Assessments of Goodwill and Intangible Assets

On September 30, 2008, we had $59.3 million of goodwill on our condensed consolidated balance sheet. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Given the recent decline in our stock price, management reviewed the recoverability of the Company's goodwill balance and concluded an impairment charge was not required as of September 30, 2008. However, our stock price has experienced additional significant declines since September 30, 2008. If the Company’s common stock price continues to trade below book value per common share, we may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets.

Summary of Operating Results

Three Months Ended September 30, 2008 and 2007

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the three months ended September 30, 2008 and 2007 we had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended September 30,
	2008	2007
Customer:
Sprint Nextel	26%	25%
AT&T	13%	10%

The following table presents the key revenue information for the three months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2008	2007
Revenues:
License	$14,327	$12,619	14%
Maintenance and support	16,378	18,557	-12%
Services	20,340	21,794	-7%

Total Revenues	$51,045	$52,970	-4%

Percent of revenues:
License	28%	24%
Maintenance and support	32%	35%
Services	40%	41%

Total Revenues	100%	100%

License Revenues

License revenues increased by 14% during the three months ended September 30, 2008 as compared with the corresponding period of the prior year. The increase in license revenues was due to the introduction of new products since our product transitioning was in the early stages in the prior year and resulted in moderately lower license revenues in the three months ended September 30, 2007.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 12% for the three months ended September 30, 2008 compared with the corresponding period of the prior year. The decrease is a result of the reduced renewal rates and lower bookings over the past twelve months.

Services Revenues

Services revenue decreased by 7% for the three months ended September 30, 2008, as compared with the corresponding period of the prior year. The decrease in the three months ended September 30, 2008, was primarily related to the decline in bookings as discussed above.

Other Key Revenue Metrics

The other key metrics utilized by the Company for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. For the first quarter of fiscal 2009, bookings were approximately $29.3 million, down 14.8%, or $5.1 million, from approximately $34.4 million for the first quarter of fiscal 2008. These bookings resulted in a backlog of approximately $220.1 million as of September 30, 2008, essentially unchanged from $220.2 million as of September 30, 2007. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 to 18 months, and is subject to our revenue recognition policy as described above under Critical Accounting Policies.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for the three months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Percent Change
	2008	2007
Cost of revenues:
License	$2,266	$2,107	8%
Maintenance and support	4,258	6,362	-33%
Services	14,447	16,582	-13%

Total Cost of Revenues	$20,971	$25,051	-16%

	Three Months Ended September 30,
	2008	2007
Gross margin per related revenue category:
License	84%	83%
Maintenance and support	74%	66%
Services	29%	24%
Total Gross Margin	59%	53%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues increased by 8% during the three months ended September 30, 2008, compared with the corresponding period of the prior year. The increase is attributable to the mix of products being sold, given that products which contain third-party software have royalty costs associated with those sales. Additionally, regardless of sales mix in any particular quarter, certain royalties are amortized at a minimum amount over the period products are licensed to us, regardless of the associated revenues we record.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support decreased 33% during the three months ended September 30, 2008, as compared with the corresponding period of the prior year. The decrease in cost of maintenance and support revenues is attributed to a decrease in labor costs and associated allocations.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 13% during the three months ended September 30, 2008, as compared with the corresponding period of the prior year. The decrease in cost of services for the three months ended September 30, 2008 versus the prior year is related to the decrease in services revenue of 7%. Costs of services did not decrease as much as services revenue decreased due to certain fixed services costs that continue regardless of revenue recognized.

Operating Expenses

Operating expenses decreased by 20% the three months ended September 30, 2008, as compared with the corresponding period of the prior year.

The following table represents operating expenses for the three months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended September 30,		Percent Change
	2008	2007
Operating expenses:
Research and development	$12,286	$12,314	0%
Sales and marketing	10,744	17,420	-38%
General and administrative	10,620	13,719	-23%
Restructuring and other related costs	1,903	1,208	58%
Amortization of intangible assets	26	27	-4%

Total Operating Expenses	$35,579	$44,688	-20%

Percent of Revenues:
Research and development	24%	23%
Sales and marketing	21%	33%
General and administrative	21%	26%

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

During the three months ended September 30, 2008, research and development costs remained consistent when compared with the corresponding period in the prior year.

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

During the three months ended September 30, 2008, sales and marketing costs decreased by 38% compared with the corresponding period in the prior year. The decrease is primarily attributable to the decrease in workforce as part of the FY2008 Restructuring Plan, and a decrease of 14.8% in bookings from the same period of the prior year, which collectively resulted in a decrease of $5.8 million in salary, commissions and associated costs, as well as a $0.7 million decrease in stock based compensation.

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

During the three months ended September 30, 2008, general and administrative costs decreased 23% compared with the corresponding period in the prior year. This decrease from the prior year can be attributed to the reduction in workforce from the FY2008 Restructuring Plan, which resulted in a reduction in both labor and related costs of $2.8 million and stock-based compensation of $0.3 million.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended September 30, 2008, increased by 58% over the same period in the prior year. This can be attributed to an increase in new charges of $0.2 million over the prior year, as well as charges in the first quarter of fiscal 2009 to accelerated depreciation of $0.2 million and facility exit costs of $0.3 million.

Refer to Note 10 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets

The following table presents the amortization of intangible assets (in thousands):

	Three Months Ended September 30,
	2008	2007
Developed and core technology	$1,106	$1,134
Customer contracts - licenses	6	137
Customer contracts - support	17	18
Workforce in place	26	27
Client operations	—	1,452

	$1,155	$2,768

The decrease in amortization in fiscal year 2008 reflects the sale of Client in June 2008 and Musiwave in December 2007. Refer to Note 3 in the notes to the condensed consolidated financial statements for additional information.

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

Amortization of workforce in place is included in Operating expenses. These assets are being amortized over an average useful life of four years.

Interest Income

Interest income was approximately $1.8 million for the three months ended September 30, 2008, as compared with $3.3 million for the corresponding period of the prior year. The decrease in interest income in the three months ended September 30, 2008 can be attributed to lower interest rates and the utilization of $150.0 million of cash for repayment of our convertible subordinated notes.

Interest Expense

Interest expense was approximately $1.0 million for the three months ended September 30, 2008, as compared with $1.2 million for the corresponding period of the prior year. The majority of our interest expense related to our convertible subordinated notes issued in September 2003 and all outstanding principal and interest was paid on September 9, 2008, which accounts for the decrease in interest expense from the prior year.

Other Income (Expense), net

Other income (expense), net was approximately $(7.3) million during the three months ended September 30, 2008 and $0.8 million during the three months ended September 30, 2007. The three months ended September 30, 2008 includes an other-than-temporary impairment of $5.6 million recorded on certain investments during the period.

There was no such expense in the same period of the prior year. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense equaled 4.2% of loss from continuing operations for the three months ended September 30, 2008 compared with 4.6% in the corresponding period in the prior fiscal year. The decline is due to lower taxable income in our foreign subsidiaries, due to lower operating costs which in turn reduce taxable profits generated under intercompany cost-plus arrangements.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2008, we have foreign deferred tax assets recorded of approximately $5.1 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of September 30, 2008, we have approximately $0.7 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operations

During the fourth quarter of fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a note receivable of $5.8 million which was paid in July 2008. Additionally, $4.2 million was placed in escrow by the purchaser for a period of one year to secure indemnification claims made by the purchaser, if any. The initial consideration also included warrants to purchase 2% of Purple Labs common stock. During the first quarter of fiscal 2009, we met the terms of the Earnout provision in the sale agreement and received $2.0 million which was recorded as an additional $2.0 million gain on sale of discontinued operation in our condensed consolidated statement of operations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Client operations financial results have been classified as a discontinued operation in our condensed consolidated statements of operations for all periods presented.

During the third quarter of fiscal 2006, we acquired Musiwave, S.A. (“Musiwave”), a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. The Company committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results were classified as a discontinued operation in our condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

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

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first quarter of fiscal year 2009. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a description of our facility leases and Note 10 in the Notes to the condensed consolidated financial statements. We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $34.2 million through our fiscal year 2013.

In connection with our acquisition of WiderWeb, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the WiderWeb Earn Out has been achieved as of September 30, 2008 and was added to goodwill on the condensed consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $2.6 million as of September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the three months ended September 30, 2008 and June 30, 2008 (in thousands):

	September 30, 2008	June 30, 2008	Percent Change
Working capital	$83,538	$80,926	3%
Cash and cash investments:
Cash and cash equivalents	$61,437	$196,150	-69%
Short-term investments	26,770	28,659	-7%
Long-term investments	21,531	34,782	-38%
Restricted cash and investments	17,637	17,679	0%

Total cash and cash investments	$127,375	$277,270	-54%

	Three Months Ended September 30,
	2008	2007
Cash used for operating activities	$(2,923)	$(10,446)
Cash provided by investing activities	$18,210	$55,623
Cash used for financing activities	$(150,000)	$(447)

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received approximately $145.7 million from the issuance of our $150.0 million convertible subordinated notes during the fiscal year ended June 30, 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest on the Company’s convertible subordinated notes totaling approximately $150.0 million. While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working capital

Our working capital increased by approximately $2.6 million, or 3%, from June 30, 2008 to September 30, 2008. Significant cash inflows within working capital include cash provided by accounts receivable in excess of billings of $21.1 million, offset by $10.8 million used to pay down accrued liabilities during the first fiscal quarter, primarily accrued legal and accounting fees incurred during the fourth quarter of fiscal 2008, accrued interest paid on the convertible debt, and accrued vacation paid to former employees of the Client operations.

Cash used for operating activities

Cash used for operating activities decreased by $7.5 million during the three months ended September 30, 2008, compared with cash used for operating activities in the corresponding period of the prior year. This decline in cash used can primarily be attributed to improved cash from net loss excluding non-cash items of $5.2 million, partially offset by a decrease in working capital balances within operating assets and liabilities of $2.3 million.

Cash provided by investing activities

Net cash provided by investing activities during the three months ended September 30, 2008 was $18.2 million, down $37.4 million from $55.6 million provided by investing activities during the three months ended September 30, 2007. This change was primarily due to the $47.7 million decrease in proceeds from sales of short-term and investments, net of proceeds from maturities of investments during the same timeframe. Additionally, we received proceeds from the sales of discontinued operations of $9.7 million, net of payments made in providing transitional services, and deal costs. We expect to receive $2.3 million in reimbursements for transitional services during the second fiscal quarter of 2009. This amount is reflected in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet.

Cash flows used for financing activities

Net cash used for financing activities during the three months ended September 30, 2008 was $150.0 million, compared with cash used for financing activities of $0.4 million during the three months ended September 30, 2007. This increase in cash used is due to the payment in September 2008 of the outstanding principal and interest on the Company’s convertible subordinated notes of $150.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a)	Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange option contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $(1.8) million for the three months ended September 30, 2008. As of September 30, 2008, we have the following option contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,700	1.23	10/29/08
AUD	5,000	1.23	11/26/08
CAD	3,000	1.04	10/29/08
EUR	5,000	0.70	10/29/08
JPY	450,000	107.00	10/29/08

(b)	Interest Rate Risk

As of September 30, 2008, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $127.4 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody's of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2008 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2009	2010	Thereafter	September 30, 2008 Total	September 30, 2008 Total
Enhanced Cash Money Market	2,431	1,035	—	3,466	3,466
Certificates of Deposit	1,783	—	—	1,783	1,783
Corporate Bonds	15,559	10,865	471	26,895	26,279
Auction Rate Securities	—	—	17,000	17,000	16,773

Total	$19,773	$11,900	$17,471	$49,144	$48,301

Weighted-average interest rate			4.2%

Additionally, we had $17.6 million of restricted investments that were included within restricted cash and investments on the condensed consolidated balance sheet as of September 30, 2008. $17.4 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 2.8% at September 30, 2008. There have been no significant changes in risk exposure since September 30, 2008.

As of September 30, 2008, $16.8 million in certain auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results. These instruments are all rated AAA by Standard and Poor’s and Aaa by Moody’s and $14.8 million of these illiquid investments are insured against defaults of principal and interest up to the $17.0 million par value by third party insurance companies. During the first quarter of fiscal 2009, we recorded a $4.4 million other-than-temporary impairment on these ARS. The loss was considered other-than-temporary given the length of time the ARS have been illiquid, and the significant amount of the loss incurred. If the fair value of these securities decrease further, we may be required to record additional losses on these investments if the decline in value is not deemed temporary.

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

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. We believe a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of September 30, 2008.

Government Investigations

On May 18, 2006, the Company received an informal notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s stock option grants and options-granting practices. The SEC’s letter requested that the Company produce documents related to the Company’s stock options-granting practices. In June 2006, the Company received subpoenas from the United States Attorneys for the Northern District of California

and the Southern District of New York also requesting documents relating to the Company's stock options-granting practices. The Company has cooperated with the SEC and the U.S. Attorneys in these matters and intends to continue to do so. These investigations remain open; however, the Company has not received any recent communications from the SEC or the U.S. Attorneys regarding these matters.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. As a result of the judgment of dismissal entered on August 13, 2008 in federal actions, on October 3, 2008, the Company filed a motion to dismiss the state court actions on the grounds that they are barred by the federal court’s judgment. The consolidated state court action is in its very early stages. No amount is accrued as of September 30, 2008 as a loss is not considered probable or reasonably estimable.

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs' demand. The special litigation committee is currently conducting an investigation into the matters raised in the Demand Letter. No amount is accrued as of September 30, 2008 as a loss is not considered probable or reasonably estimable.

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

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants' motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC were dismissed as defendants from the litigation. The Company and certain of its former officers and certain former and current directors remained as defendants.

The parties commenced discovery with respect to class certification and the merits. On June 23, 2008, the lead plaintiff filed a motion for class certification. On July 18, 2008, the Company filed its opposition to the lead plaintiff's motion, and all of the individual defendants joined in that opposition.

On October 24, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement to settle the action. On November 5, 2008, the court entered a preliminary order approving the settlement. The settlement will be funded in part by insurance and in part by the Company. The settlement is subject to court approval.

During the fourth quarter of fiscal 2008, the Company accrued for a legal settlement of $20.0 million, offset by a $15.0 million receivable from the insurance carriers, leaving the net amount of $5.0 million as the Company’s estimate of its settlement cost.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect the Company’s business, financial condition, and/or operating results.

Other than as set forth below, there have been no material changes or additions to the Risk Factors.

Adverse changes in general economic or political conditions could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control such as general geopolitical and economic conditions, conditions in the financial services markets, the overall demand for our products and services and general political and economic developments. A weakening of the global economy, or economic conditions in the United States or other key markets, could cause delays in and decreases in demand for our products. For example, there is increasing uncertainty about the direction and relative strength of the United States economy because of the various challenges that are currently affecting it. If the challenging economic conditions in the United States and other key countries persist or worsen, other customers may delay or reduce spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.1	Amended and Restated 1999 Directors’ Equity Compensation Plan.

10.2	Severance and Release Agreement with Harold L. Covert, dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2007).

10.3	Employment Agreement with Dr. Jean-Yves Dexmier, dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed August 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2008

OPENWAVE SYSTEMS INC.

By:	/s/ Karen J. Willem
Karen J. Willem Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.1	Amended and Restated 1999 Directors’ Equity Compensation Plan.

10.2	Severance and Release Agreement with Harold L. Covert, dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K files August 2, 2007).

10.3	Employment Agreement with Dr. Jean-Yves Dexmier, dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K files August 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.