Form 10-Q
period 2008-12-31
OPENWAVE SYSTEMS INC
filed 2009-02-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of December 31, 2008 there were 83,299,259 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$66,153	$196,150
Short-term investments	17,238	28,659
Restricted cash	—	42
Accounts receivable, net of allowance for doubtful accounts	54,618	78,550
Prepaid and other current assets	27,930	33,404
Insurance receivable for legal settlement	—	15,000
Amounts receivable from sales of discontinued operations	75	12,294

Total current assets	166,014	364,099
Property and equipment, net	11,003	13,941
Long-term investments, and restricted cash and investments	35,623	52,419
Deposits and other assets	8,657	7,762
Goodwill	—	59,281
Intangible assets, net	4,958	7,242

Total assets	$226,255	$504,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,221	$4,918
Accrued liabilities	21,170	46,329
Accrued legal settlement	—	20,000
Accrued restructuring costs	12,226	13,845
Deferred revenue	42,592	48,239
Convertible subordinated notes, net	—	149,842

Total current liabilities	80,209	283,173
Accrued restructuring costs, net of current portion	37,764	41,927
Deferred revenue, net of current portion	20,008	17,655
Other long-term liabilities	7,599	7,876
Deferred tax liabilities, net of current portion	—	98

Total liabilities	145,580	350,729

Commitments and contingencies
Stockholders’ equity:
Common stock	83	83
Additional paid-in capital	3,182,923	3,180,949
Accumulated other comprehensive loss	(1,768)	(1,120)
Accumulated deficit	(3,100,563)	(3,025,897)

Total stockholders’ equity	80,675	154,015

Total liabilities and stockholders’ equity	$226,255	$504,744

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues:
License	$13,849	$10,433	$28,176	$23,052
Maintenance and support	15,917	17,580	32,295	36,137
Services	18,298	19,415	38,638	41,209

Total revenues	48,064	47,428	99,109	100,398

Cost of revenues:
License	1,567	2,256	3,833	4,363
Maintenance and support	4,518	5,630	8,776	11,992
Services	13,439	15,335	27,886	31,917

Total cost of revenues	19,524	23,221	40,495	48,272

Gross profit	28,540	24,207	58,614	52,126

Operating expenses:
Research and development	12,055	12,459	24,341	24,773
Sales and marketing	10,032	18,123	20,776	35,543
General and administrative	7,808	9,915	18,428	23,634
Restructuring and other related costs	427	328	2,330	1,536
Amortization of intangible assets and goodwill impairment	59,543	27	59,569	54

Total operating expenses	89,865	40,852	125,444	85,540

Operating loss from continuing operations	(61,325)	(16,645)	(66,830)	(33,414)
Interest income	976	3,025	2,799	6,345
Interest expense	—	(1,221)	(995)	(2,434)
Other income (expense), net	(2,412)	675	(9,736)	1,472

Loss from continuing operations before provision for income taxes	(62,761)	(14,166)	(74,762)	(28,031)
Income tax expense	1,029	493	1,532	1,136

Net loss from continuing operations	(63,790)	(14,659)	(76,294)	(29,167)

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	(371)	3,078	(371)	3,441
Gain on sale of discontinued operations, net of tax	—	16,455	2,000	16,455

Net income (loss)	$(64,161)	$4,874	$(74,665)	$(9,271)

Basic and Diluted net income (loss) per share from:
Continuing operations	$(0.77)	$(0.18)	$(0.92)	$(0.35)
Discontinued operations	$(0.00)	$0.24	$0.02	$0.24

Net income (loss)	$(0.77)	$0.06	$(0.90)	$(0.11)

Shares used in computing basic and diluted net income (loss) per share	82,855	82,397	82,814	82,310

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(74,665)	$(9,271)
Gain on sale of discontinued operation	(2,000)	(16,455)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	5,650	10,367
Stock-based compensation	1,900	6,052
Noncash restructuring charges	1,111	1,045
Recovery of doubtful accounts	(165)	(1,419)
Amortization of discount on convertible debt and debt issuance costs	158	413
Amortization/(accretion) of premiums/discounts on investments	210	(473)
Loss on disposal of assets	(60)	—
Deferred tax liability, net	(98)	(1,371)
Payment of legal settlement	(5,000)	—
Impairment of non-marketable securities	8,168	124
Impairment of goodwill	59,517	—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	24,097	21,394
Prepaid assets, deposits, and other assets	4,579	2,292
Accounts payable	(800)	(7,076)
Accrued liabilities	(23,087)	(9,928)
Accrued restructuring costs	(6,658)	(18,605)
Deferred revenue	(3,294)	(5,224)

Net cash used for operating activities	(10,437)	(28,135)

Cash flows from investing activities:
Purchases of property and equipment	(500)	(3,335)
Net proceeds from sale of technology and other	—	1,065
Proceeds from sale of discontinued operations, net	11,634	39,382
Earnout payment related to acquisition	—	(546)
Purchases of short-term investments	—	(44,836)
Proceeds from sales and maturities of short-term investments	19,129	118,662
Reclass of cash equivalents to short-term investments	—	(9,796)
Purchases of long-term investments	—	(9,325)
Proceeds from sales and maturities of long-term investments	104	983
Restricted cash and investments	—	225

Net cash provided by investing activities	30,367	92,479

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	88
Cash used to repurchase common stock from employees	—	(505)
Payment on notes payable	(150,000)	(113)
Employee stock purchase plan	73	536

Net cash provided by (used for) financing activities	(149,927)	6

Net increase (decrease) in cash and cash equivalents	(129,997)	64,350
Cash and cash equivalents at beginning of period	196,150	86,099

Cash and cash equivalents at end of period	$66,153	$150,449

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,653	$505

Cash paid for interest	$2,267	$2,435

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management (“Management”) of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2008 and June 30, 2008, and the results of operations for the three and six months ended December 31, 2008 and 2007 and cash flows for the six months ended December 31, 2008 and 2007. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

During the fourth quarter of fiscal year 2008, the Company sold its mobile phone software business (“Client Operations”) to Purple Labs S.A. (“Purple Labs”), a private company based in Chambéry, France. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets”, the condensed consolidated financial statements have been revised for all periods presented to reflect the Client Operations as a discontinued operation.

On June 3, 2007, the board of directors approved the disposition of the Musiwave S.A. (“Musiwave”) business. The Company accounted for the planned sale of Musiwave as a discontinued operation in accordance with SFAS 144. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

Unless noted otherwise, discussions in the notes to the unaudited condensed consolidated financial statements pertain to continuing operations.

Use of Estimates and Business Risks

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

The Company derives more than half of its revenues from U.S. customers, which consist primarily of sales to Sprint Nextel and AT&T. Individual sales to these customers can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability. While the Company continues its efforts to broaden sales to other geographic markets and customers, the general deterioration in the U.S. and other geographic markets served by the Company has resulted in decreased business levels over the past several months and increases in the uncertainty around future revenues and profitability. This uncertainty may impact estimates made by the Company as to the realizability of deferred tax assets and intangible assets, the valuation and classification of certain investments, the collectibility of accounts receivable and the related impact of these estimates on the Company’s statement of operations.

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policies from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended June 30, 2008.

Stock Based Compensation

The Company accounts for its stock options under the FASB Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Stock-based compensation related to:
Grants of nonvested stock	$369	$293	$500	$524
Stock options granted to employees and directors	492	3,063	1,227	4,782
Employee stock purchase plan	68	(119)	173	139
Stock options granted to employees of discontinued operations	—	326	—	607

Stock-based compensation recognized in the consolidated statements of operations	$929	$3,563	$1,900	$6,052

During the six months ended December 31, 2008 and 2007, the tax benefits related to stock option expense were immaterial.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Expected volatility	65.0% - 70.8%	70.2%	65.0% - 70.8%	61.9%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	2.73 - 5.98	2.76 - 5.83	2.73 - 5.98	2.76 - 6.04
Risk-free rate	1.5% - 2.2%	3.9%	1.5% - 2.6%	4.5%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity from July 1, 2008 to December 31, 2008 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	4,500	$9.41	5.13	$—
Options granted	4,161	1.71
Exercised	—	—
Forfeited, canceled or expired	(1,988)	8.26

Outstanding at December 31, 2008	6,673	$4.94	8.17	$—

Vested and expected to vest at December 31, 2008	4,827	$6.01	7.63	$—

Exercisable at December 31, 2008	2,375	$10.13	5.59	$—

The weighted average grant date fair values of options granted during the six months ended December 31, 2008 and 2007 were $0.48 and $2.55, respectively. There were no options exercised in the six months ended December 31, 2008. The total intrinsic value of options exercised during the six months ended December 31, 2007 was $0.1 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares from July 1, 2008 to December 31, 2008 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2008	373	$4.58
Nonvested shares granted	90	0.49
Vested	(26)	6.15
Forfeited	(65)	4.98

Nonvested at December 31, 2008	372	$3.41

As of December 31, 2008, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized as the restricted shares vest over the next four years. The total fair value of shares vested during the six months ended December 31, 2008 and 2007 was $0.2 million and $0.8 million, respectively.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Stock-based compensation by category:
Maintenance and support services	$35	$318	$107	$484
Services	179	509	345	779
Research and development	377	757	627	1,079
Sales and marketing	166	856	298	1,650
General and administrative	172	797	523	1,453

Stock-based compensation from continuing operations	929	3,237	1,900	5,445
Discontinued operations	—	326	—	607

	$929	$3,563	$1,900	$6,052

(b)	Reinstatement of Employee Stock Purchase Plan

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which it suspended in October 2002. Eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the six months ended December 31, 2008 and 2007 was $0.2 million and $0.1 million, respectively.

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

	Three and Six Months Ended December 31, 2008	Three and Six Months Ended December 31, 2007
Expected volatility	106.5%	70.2%
Expected dividends	0%	0%
Expected term (in years)	0.5	0.5
Risk-free rate	0.7%	3.7%

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company’s fiscal year beginning July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted the portions of SFAS 157 not impacted by FSP 157-2 during the first quarter of fiscal 2009. See Note 6 Financial Instruments.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of FAS 157. FSP FAS 157-3 discusses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

(2) Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share” basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The basic and diluted net loss per share was the same for all periods presented due to a net loss from continuing operations in all periods.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	318	884	330	773
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	—	200	152	219
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	6,337	6,526	5,638	6,826
Shares resulting from an “as-if” conversion of the convertible debt	—	9,418	7,268	9,418

(3) Discontinued Operations

a)	Client Operations

During the fourth quarter of fiscal 2008, the Company sold its Client Operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008. This note receivable is included in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008. Additionally, $4.2 million was placed in escrow by Purple Labs for a period of one year to secure indemnification claims made by Purple Labs, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. During the first quarter of fiscal 2009, the Company met the terms of the earnout provision in the sale agreement, and received $2.0 million that was recorded as an additional $2.0 million gain on sale of discontinued operation in our condensed consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. The costs and the related reimbursements of the transition services were recorded in operating expenses, which resulted in an immaterial margin on these services. The net impact of the transition services and related reimbursement was immaterial to all categories in the condensed consolidated statement of operations. An additional $0.1 million, approximately, of transition services costs as of December 31, 2008 are to be reimbursed by Purple Labs. Transition services costs are recorded in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet when incurred.

The Company recognized a gain of $19.7 million in the fourth quarter of fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client Operation. In accordance with SFAS 144, the Client Operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods presented.

The financial results of Client Operations included in discontinued operations were as follows (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2008	2007	2008	2007
Revenue of discontinued operation	$—	$15,754	$—	$25,756

Income from discontinued operation	—	3,415	—	4,440
Income tax expense	371	51	371	362

Net income (loss) from discontinued operation, net of taxes	(371)	3,364	(371)	4,078
Gain on sale of discontinued operation	—	—	2,000	—

Net income (loss) from discontinued operation, net of taxes	$(371)	$3,364	$1,629	$4,078

As of June 30, 2008, there were no operational assets or liabilities attributable to Client Operations due to the sale of the discontinued operation in June 2008. During the second quarter of fiscal 2009, the Company received an inquiry regarding a tax return, which relates to the past Client Operations and has recorded estimated additional tax expense of $0.4 million.

b)	Musiwave

In January 2006, the Company acquired Musiwave and committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until its disposition on December 31, 2007.

On December 31, 2007, the Company sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The Company received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros, and is included in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008. In December 2008, Microsoft made claims against the escrow in excess of $4.6 million and therefore the funds were not released from escrow. The Company has disputed these escrow claims and is in the early stages of negotiations with Microsoft. A gain on the sale of discontinued operation will be recognized if and when funds are distributed from escrow.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2008	2007	2008	2007
Revenue of discontinued operation	$—	$7,063	$—	$14,252

Loss from discontinued operation	—	(152)	—	(447)
Income tax expense	—	134	—	190

Net loss from discontinued operation, net of taxes	$—	$(286)	$—	$(637)

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
United States	$22,980	$24,007	$48,437	$49,202
Americas, excluding the United States	5,449	3,812	12,129	8,352
Europe, Middle East, and Africa	8,285	9,529	14,872	21,887
Japan	6,722	6,771	13,313	14,255
Asia Pacific, excluding Japan	4,628	3,309	10,358	6,702

Total revenues	$48,064	$47,428	$99,109	$100,398

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue was as follows:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2008	2007	2008	2007
Customer:
Sprint Nextel	26%	28%	26%	27%
AT&T	14%	11%	14%	10%

As noted above, the Company has derived almost half of its revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its markets, there can be no assurance that this will be achieved. The size and timing of transactions with customers can vary significantly. The timing of these transactions, especially with regard to large transactions, can cause variability in the Company’s revenue and gross margins.

(5) Balance Sheet Components

(a)	Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	December 31, 2008	June 30, 2008
Accounts receivable	$35,100	$59,764
Unbilled accounts receivable	21,843	21,533
Allowance for doubtful accounts	(2,325)	(2,747)

	$54,618	$78,550

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	December 31, 2008	June 30, 2008
Customer:
AT&T	30%	21%

(b)	Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2008 to December 31, 2008 (in thousands):

	Balance as of June 30, 2008	Amortization	Impairment	Additional Tax Contingency	Balance as of December 31, 2008
Goodwill	$59,281	$—	$(59,517)	236	$—
Intangibles assets:
Developed and core technology	7,072	(2,194)	—	—	4,878
Customer contracts - licenses	21	(10)	—	—	11
Customer contracts - support	97	(28)	—	—	69
Workforce in place	52	(52)	—	—	—

	$66,523	$(2,284)	$(59,517)	$236	$4,958

The Company’s stock price has been negatively impacted by deterioration in the overall economic environment. This deterioration has contributed to a change in the buying patterns of the Company’s customers who have seen a reduction in their capital expenditure budgets. This has increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of the Company’s common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, to determine whether and to what extent the Company’s goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company, which has one reporting unit. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeded the implied fair value of goodwill. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of the Company’s goodwill was zero, resulting in a goodwill impairment charge of $59.5 million. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity.

Also as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, the Company also reviewed its acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”)”, and did not find any indication of impairment. Given the general current economic environment, it is reasonably possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods. The unamortized balance of acquired intangible assets was $5.0 million at December 31, 2008. The Company also reviewed its fixed assets and determined that the fair value exceeded carrying value, pursuant to SFAS 144, and therefore did not find any indication of impairment.

Total amortization and impairment charges related to intangible assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Amortization of intangible assets:
Developed and core technology	$1,088	$1,114	$2,194	$2,248
Customer contracts - licenses	4	135	10	272
Customer contracts - support	11	20	28	38
Workforce in place	26	27	52	54

Total amortization of intangible assets	1,129	1,296	2,284	2,612
Impairment of goodwill	59,517	—	59,517	—

Amortization of intangible assets and goodwill impairment	$60,646	$1,296	$61,801	$2,612

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of workforce in place and impairment of goodwill is included in operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	December 31, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,298	$(14,420)	$4,878	$19,298	$(12,226)	$7,072
Customer contracts - licenses	105	(94)	11	105	(84)	21
Customer contracts - support	220	(151)	69	220	(123)	97
Workforce in place	419	(419)	—	419	(367)	52

	$20,042	$(15,084)	$4,958	$20,042	$(12,800)	$7,242

The following table presents the estimated future amortization of intangible assets, based upon the intangible assets recorded as of December 31, 2008 (in thousands):

Fiscal Year	Amortization
2009 (remaining)	1,097
2010	1,680
2011	1,620
2012	561

$4,958

(c)	Deferred Revenue

As of December 31, 2008 and June 30, 2008, the Company had deferred revenue of $62.6 million and $65.9 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $16.1 million and $31.7 million as of December 31, 2008 and June 30, 2008, respectively.

(d)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	December 31, 2008	June 30, 2008
Cumulative translation adjustments	$(771)	$(771)
Unrealized loss on marketable securities	(997)	(349)

Accumulated other comprehensive loss	$(1,768)	$(1,120)

Comprehensive income (loss) is comprised of net income (loss) and changes in accumulated foreign currency translation and unrealized loss on marketable securities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(64,161)	$4,874	$(74,665)	$(9,271)
Other comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	—	(3,326)	—	(3,326)
Change in unrealized loss on marketable securities	(154)	(827)	(648)	(880)

Total comprehensive income (loss)	$(64,315)	$721	$(75,313)	$(13,477)

(6) Financial Instruments

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

The Company reviews its impairments of investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”) in order to determine whether an impairment is “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and increases net loss for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company adopted SFAS 157 effective July 1, 2008, for all of its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). SFAS 157 (as modified by FSP Nos. 157-2 and 157-3) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents
Money Market Funds	$58,074	$—	$—	$58,074
Short-term investments
Certificates of Deposit	—	243	—	243
Corporate Bonds	2,928	12,446	—	15,374
Enhanced Cash Money Market	—	1,621	—	1,621
Long-term investments, and restricted cash and investments
Corporate Bonds	2,127	1,007	—	3,134
Certificates of Deposit	—	17,637	—	17,637
Enhanced Cash Money Market	—	515	—	515
Auction Rate Securities	—	—	14,337	14,337
	$63,129	$33,469	$14,337	$110,935

As of December 31, 2008, $14.3 million in auction rate securities (“ARS”), recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results.

Certain ARS with an estimated fair value of $12.6 million were issued by eight different entities and are held by one investment firm on the Company’s behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. The other two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. As discussed below, the Company recorded a $6.6 million other-than-temporary loss in the condensed consolidated statements of operations during the six months ended December 31, 2008 related to these securities. As of December 31, 2008 these instruments were all rated A or AA by Standard and Poor’s and B3 to A1 by Moody’s and $17.0 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. These investments are classified in long term investments at December 31, 2008.

The Company also holds an investment in an ARS relating to federal education student loans programs, with an estimated fair value of $1.7 million. The Company estimated the fair value of this security based on a discounted cash flows model, and considered other factors including the receipt of a $0.1 million partial redemption of this instrument at par during the first quarter of fiscal 2009, and recent performance of the issuer. This security is substantially guaranteed by the U.S. Department of Education, with less than $0.2 million not subject to such guarantee. This instrument is rated AAA by Fitch and Aaa by Moody’s. This investment is classified in long term investments at December 31, 2008.

The Company recorded a $6.6 million other-than-temporary impairment on ARS during the six months ended December 31, 2008. The loss was considered other-than-temporary given the length of time the ARS have been illiquid, the significant amount of loss incurred, and the Company’s expectation that the ARS will continue to be illiquid given the general economic environment. Additionally, a $1.2 million other-than-temporary loss was recorded in the condensed consolidated statements of operations during the three months ended September 30, 2008 related to an investment in a corporate instrument which was estimated at fair value based upon recent market quotes.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2008	$21,344
Change in unrealized losses included in other comprehensive income	(67)
Other-than-temporary impairment	(4,404)
Partial redemption	(100)

Balance at September 30, 2008	16,773
Change in unrealized losses included in other comprehensive income	(238)
Other-than-temporary impairment	(2,198)
Partial redemption	—

Balance at December 31, 2008	$14,337

In December 2007, the investment manager of an enhanced cash money market fund that the Company had invested in halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of December 31, 2008, the market value of the Company’s pro-rata share of investments in the fund was $2.1 million. Due to recent market conditions, the liquidation schedule has extended beyond the initial estimated redemption date. According to the revised schedule, as of December 31, 2008, $1.6 million is classified in short-term investments and $0.5 million is classified in long-term investments based on the current planned distribution schedule. The Company received distributions of $0.9 million during the second quarter of fiscal 2009. A $0.1 million loss was recorded by the Company on the distributions received during the second quarter of fiscal 2009. The Company has no other amounts invested in enhanced cash funds. Also, the Company recorded a $0.3 million other-than-temporary impairment on the enhanced cash money market fund in the second quarter of fiscal year 2009 due to the reduced market value of the fund.

Additionally, the Company had $17.6 million of restricted investments that were included within long-term restricted cash and investments in the condensed consolidated balance sheet as of December 31, 2008. $17.4 million of the restricted investments comprises a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on the Company’s restricted investments was 1.8% at December 31, 2008.

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

Openwave may also pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount will be determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the WiderWeb Earn Out has been achieved as of December 31, 2008 and was added to goodwill in the condensed consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $2.6 million as of December 31, 2008.

(8) Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3 / 4 % convertible subordinated notes (the “Notes”). All of the outstanding principal and interest was paid on September 9, 2008 pursuant to the terms of the Notes.

The Notes were recorded on the Company’s condensed consolidated balance sheet net of a $4.1 million discount, which was amortized over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $158 thousand and $416 thousand of discount amortization during the first two quarters of fiscal 2009 and 2008, respectively, was included in interest expense in the condensed consolidated statements of operations. The Company made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900 thousand of costs in connection with the issuance of the Notes, which were deferred and included in deposits and other assets. The debt issuance costs were recognized as interest expense over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $34 thousand and $90 thousand of debt issuance costs amortization was incurred during the first two quarters of fiscal 2009 and 2008, respectively, and included in interest expense in the condensed consolidated statement of operations. As of December 31, 2008, all debt issuance costs have been fully amortized, in accordance with the repayment date in September 2008.

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

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of December 31, 2008.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. On October 3, 2008, as a result of the judgment of dismissal entered on August 13, 2008 in federal actions, the Company filed a demurrer on the grounds that they are barred by the federal court’s judgment. On January 12, 2009, the court granted the demurrer. The plaintiff has thirty days to appeal the ruling. No amount is accrued as of December 31, 2008 as a loss is not considered probable or reasonably estimable.

Demand Letter.

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs’ demand. Following a thorough review, the special litigation determined, inter alia, that it was not in the Company’s best interest to bring or maintain any of the claims proposed in the Demand Letter or any of the claims pending in the consolidated state litigation. As a result of the special litigation committee investigation, a motion to terminate and dismiss the state derivative litigation was filed on November 13, 2008. The motion was never addressed and is moot in light of the demurrer of the state court action granted on January 12, 2009. No amount is accrued as of December 31, 2008 as a loss is not considered probable or reasonably estimable.

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

On October 24, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement to settle the action. On November 5, 2008, the court entered a preliminary order approving the settlement. Pursuant to the terms of the settlement agreement, on December 5, 2008, the Company contributed $5.0 million and the insurance carriers contributed $15.0 million to the settlement fund. This $20.0 million estimated liability was recorded in the fiscal quarter ending June 30, 2008, with a corresponding $15.0 million recorded in Insurance receivable for legal settlement on the consolidated balance sheet, and $5.0 million recorded in Legal settlement costs on the consolidate statement of operations. The final settlement hearing is scheduled for February 27, 2009.

Simmonds v. Credit Suisse Group, et al.,

On October 3, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, Bank of America Corporation, and JPMorgan Chase & Co., the lead underwriters of the Company’s initial public offering in June 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 25, 2008 (the “Amended Complaint”), naming as defendants Credit Suisse Securities (USA), Robertson Stephens, Inc., J.P. Morgan Securities, Inc., and again naming Bank of America Corporation. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint. On July 25, 2008, 29 issuers filed the Issuer Defendants’ Joint Motion to Dismiss. Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008. Plaintiff filed oppositions to both motions on September 8, 2008. All replies in support of the motions to dismiss were filed on October 23, 2008. The Company joined the Issuer Defendants’ Joint Motion to Dismiss on December 1, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, and judgment on those motions remains pending. The judge has stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until he rules on all motions to dismiss. No amount is accrued as of December 31, 2008, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims.

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). As of December 31, 2008, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

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

The fiscal year 2008 restructuring (FY2008 Restructuring) was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during fiscal 2008 and the first and second quarters of fiscal 2009, the Company incurred $6.6 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring Plan’s employee termination benefits and $0.8 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The Company expects to pay the current accrued charges during the second quarter of fiscal 2009. The restructuring charges for facilities under this plan will be incurred in the period the facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease. During the first quarter of fiscal 2009, the Company incurred $1.5 million in facilities charges related to the FY2008 Restructuring. Of the remaining $1.0 million accrual, the Company expects to pay $0.2 million through June 30, 2009 and $0.8 million from July 2009 through September 2012.

The following table sets forth the restructuring liability activity from June 30, 2008 through December 31, 2008 (in thousands):

	FY 02 to FY 05 Restructuring Plans Facility	FY 06 Restructuring Plan Facility	FY 07 Restructuring Plan Severance	FY 08 Restructuring Plan Severance	FY 08 Restructuring Plan Facility	Total Accrual
Accrual balances as of June 30, 2008	$52,877	$25	$261	$2,609	$—	$55,772
New charges and adjustments to estimates (1)	(37)	—	—	(313)	1,239	889
Accretion expense	447	—	—	—	—	447
Cash paid, net of sublease income	(2,841)	(3)	(42)	(1,908)	—	(4,794)

Balance as of September 30, 2008	$50,446	$22	$219	$388	$1,239	$52,314

Adjustments to estimates	—	—	—	(39)	—	(39)
Accretion expense	429	—	—	—	—	429
Cash paid, net of sublease income	(2,226)	(3)	(90)	(180)	(215)	(2,714)

Balance as of December 31, 2008	$48,649	$19	$129	$169	$1,024	$49,990

(1)	These charges do not include $0.2 million of accelerated depreciation on fixed assets, as well as $0.3 million in facility exit costs paid during the first quarter of fiscal 2009.

As of December 31, 2008, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $31.9 million of future sublease income from third parties out of a total estimated sublease income of $32.6 million. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at December 31, 2008 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2009 (remaining)	9,501	—	(3,173)	6,328
2010	19,469	—	(7,561)	11,908
2011	20,436	(213)	(7,436)	12,787
2012	20,349	(428)	(7,458)	12,463
2013	16,525	(116)	(6,230)	10,179

	$86,280	$(757)	$(31,858)	$53,665

Future accretion expense on the restructured facility obligation is $4.0 million, which will be recorded as restructuring expense over the life of the respective lease terms.

(11) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2008, we have net foreign deferred tax assets recorded of approximately $4.6 million, which consists of $5.0 million of realizable deferred tax assets in selected countries based upon our conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; offset by $0.4 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2008	$5,659
Resolution of various tax positions	(1,065)
Increase in tax reserves	1,713
Foreign currency fluctuation	(955)

Balance as of December 31, 2008	$5,352

The total amount of gross unrecognized tax benefits was $5.4 million as of December 31, 2008. During the six months ended December 31, 2008, $0.8 million of unrecognized tax benefits were released, resulting in a discrete tax benefit in connection with the close in the statute of limitations associated with withholding tax and transfer pricing reserves in various countries. The Company also recorded tax expense of $0.4 million related to a UK tax audit (included in results of discontinued operations) and $0.9 million related to a withholding tax audit of one of its customers, including interest and penalties.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.1 million and $0.2 million as of December 31, 2008 and December 31, 2007. Other than the issues noted above, the Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. For federal returns, the Company is generally no longer subject to examinations for years prior to fiscal year ended June 30, 2008. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal 1995 through fiscal 2007, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. For taxable years beginning in 2008, California has suspended the utilization of net operating losses for one year, and has also extended the carryforward period for losses incurred during fiscal year 2009 from 10 years to 20 years. The Company does not expect to be impacted by the suspension. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

(12) Subsequent Event

On January 8, 2009, David Nagel was appointed to serve as a member of the Company’s Board of Directors as a Class III Director. On January 22, 2008, Mr. Nagel was appointed to serve as a member of the Company’s Compensation Committee.

On January 23, 3009, the Company, and Silicon Valley Bank (the “Bank”) entered into a $40.0 million secured revolving credit arrangement to improve liquidity and working capital for the Company. The Company may borrow, repay and re-borrow under the line of credit facility at any time. As of January 27, 2009, the line of credit facility bears interest at 4% per annum. The line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets, and the satisfaction of certain financial measures. The line of credit and facility expire on January 22, 2011. As of the date of this report, there is no amount outstanding under this revolving credit arrangement.

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

Our product portfolio includes offerings in the areas of server software which includes mobile infrastructure, converged messaging products for mobile and broadband service providers and location application products for mobile operators. Our professional services group works with our customers integrating and deploying all Openwave products. For financial information about our operating segment and geographic areas, see Note 4 to our condensed consolidated financial statements.

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

Overview of Financial Results During the Three and Six Months Ended December 31, 2008

The following table represents a summary of our operating results from continuing operations for our second quarter and first six months of fiscal 2009 compared with the second quarter and first six months of fiscal 2008 (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2008	2007		2008	2007
	(unaudited)			(unaudited)
Revenues	$48,064	$47,428	1%	$99,109	$100,398	-1%
Cost of revenues	19,524	23,221	-16%	40,495	48,272	-16%

Gross profit	28,540	24,207	18%	58,614	52,126	12%
Operating expenses	89,865	40,852	120%	125,444	85,540	47%

Operating loss	(61,325)	(16,645)	268%	(66,830)	(33,414)	100%
Interest and other income (expense), net	(1,436)	2,479	-158%	(7,932)	5,383	-247%
Income tax expense	1,029	493	109%	1,532	1,136	35%

Net loss from continuing operations	$(63,790)	$(14,659)	335%	$(76,294)	$(29,167)	162%

Revenues were consistent during the three and six months ended December 31, 2008 compared to the corresponding periods of the prior year.

Operating expenses increased $49.0 million and $39.9 million, respectively, during the three and six months ended December 31, 2008 compared with the corresponding periods of the prior year. Overall, excluding the impact of the goodwill impairment charge of $59.5 million that was taken during the second quarter of fiscal 2009 (see “Critical Accounting Policies and Judgments” below), operating expenses continue to decline. This decline can be attributed to lower labor costs and stock based compensation expense as a result of our FY 2008 Restructuring Plan, as discussed in further detail under Summary of Operating Results below. As of December 31, 2007, we had 791 employees, exclusive of employees related to Client and Musiwave. As of December 31, 2008, we had 627 employees.

Operating Environment During the Three and Six Months Ended December 31, 2008

Data revenues continue to comprise a small, but growing, portion of mobile telecommunications operators’ total services revenue today, with voice and messaging continuing to serve as primary revenue drivers. Although data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. One of the major contributing factors is that the industry has not made the sharing of communications and content simple enough for the consumer due to the current “multi-click and wait” environment. Openwave’s “zero click” access approach, found in its OpenWeb, OpenMedia, OpenStream and Rich Mail products, is designed to simplify access to and sharing of content and communications. These new technologies are designed to promote increased device usage and drive data growth in the industry in the mid-term. Until then, Openwave sees continued, but reduced, capital equipment spending levels by the operators in the infrastructure market overall. Some of the products Openwave and our competitors sell will continue to be viewed by operators as cost centers that will maintain, but not grow, monthly ARPU. Other Openwave products and those of our competitors are being viewed as a source for driving revenue by increasing and catering to the needs of mobile internet subscribers. The growth in mobile internet subscribers is being driven by the rapid rise of smartphones. Openwave believes that operators will have to increase capital expenditures to accommodate capacity and to facilitate managing these increasing data volumes.

During the quarter ended December 31, 2008, Openwave worked with mobile operators to enable the delivery of personalized content and communications. Selected customer highlights include:

Service Management

•

Openwave signed an agreement with Rogers Wireless to license Passport to create a variety of on-demand subscriber services. Passport is a service that enables mobile operators to tap into new revenue streams by offering a range of time-based internet access options (e.g. day-, hour- and week-passes) to the casual mobile internet user.

Messaging

•

SoftBank Mobile, one of Japan’s largest telecommunication companies, selected Openwave Edge Gx Anti-Abuse, a comprehensive carrier-grade, solution that provides real-time protection against all types of attacks including directory and denial-of-service attacks to spam virus and phishing attacks.

Noteworthy announcements we made in the second quarter of fiscal 2009 include Mobile Analytics, a new service offering that combines the expertise of Openwave’s professional services with the rich analytics and reporting capabilities of Openwave’s Mobile Analytics solution. Openwave Mobile Analytics includes the Mobile Business Intelligence (MBI) module, which characterizes mobile internet traffic, including subscriber access to URLs, the duration of website visits and how frequently subscribers are accessing social networking sites like Facebook and Twitter.

In addition, we also announced a strategic partnership with global telecommunications firm, Alcatel Lucent, to create pre-configured software solutions for service providers. The solutions will consist of Openwave’s open internet, service management products with advanced professional services from Alcatel-Lucent.

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

With the exception of the following paragraph that updates factors considered in our critical accounting policy for impairment assessments of goodwill and identifiable intangible assets during the second quarter of fiscal 2009, there were no significant changes in our critical accounting policies and estimates since our fiscal year-end on June 30, 2008. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q and to our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Impairment Assessments of Goodwill and Intangible Assets

The Company’s stock price has been negatively impacted by deterioration in the overall economic environment. This deterioration has contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. This has increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of the Company’s common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company, which has one reporting unit. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million. The goodwill impairment charge had no effect on our cash balances or liquidity.

Also as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, we also reviewed our acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, pursuant to FASB 144, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”)”, and did not find any indication of impairment. Given the general current economic environment, it is reasonably possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods. The unamortized balance of acquired intangible assets was $5.0 million at December 31, 2008. We also reviewed our fixed assets and determined that the fair value exceeded carrying value, pursuant to SFAS 144, and therefore did not find any indication of impairment.

Summary of Operating Results

Three and Six Months Ended December 31, 2008 and 2007

Revenues

We generate three different types of revenues: license revenues are primarily associated with the licensing of our software products to communication service providers and wireless device manufacturers; maintenance and support revenues are derived from providing support services to communication service providers and wireless device manufacturers; and services revenues are primarily a result of providing deployment and integration consulting services to communication service providers. Service revenues may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware.

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2008	2007	2008	2007
Customer:
Sprint Nextel	26%	28%	26%	27%
AT&T	14%	11%	14%	10%

The following table presents the key revenue information (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2008	2007		2008	2007
Revenues:
License	$13,849	$10,433	33%	$28,176	$23,052	22%
Maintenance and support	15,917	17,580	-9%	32,295	36,137	-11%
Services	18,298	19,415	-6%	38,638	41,209	-6%

Total Revenues	$48,064	$47,428	1%	$99,109	$100,398	-1%

Percent of revenues:
License	29%	22%		28%	23%
Maintenance and support	33%	37%		33%	36%
Services	38%	41%		39%	41%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues increased by 33% during the three months ended December 31, 2008 as compared with the corresponding period of the prior year. The increase in license revenues partially relates to certain license deals which are being recognized ratably in fiscal 2009. We are also recognizing license revenues from the introduction of new products whereas our product transitioning was in the early stages in the prior year and resulted in moderately lower license revenues in the three months ended December 31, 2007.

License revenues increased by 22% during the six months ended December 31, 2008, as compared to the corresponding period of the prior year. The increase in license revenues was due to the factors discussed above.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 9% for the three months ended December 31, 2008 compared with the corresponding period of the prior year. The decrease is a result of the reduced renewal rates and lower bookings over the past twelve months. In addition, during the second quarter of fiscal 2009, we suspended recognition of maintenance revenue from a customer due to continued negotiations regarding their contract renewal during the three months ended December 31, 2008. Maintenance revenue associated with this customer was $0.7 million during the three and six months ended December 31, 2007. We expect to finalize the negotiations during the third quarter of fiscal 2009.

Maintenance and support revenues decreased by 11% for the six months ended December 31, 2008, as compared to the corresponding period of the prior year. The decrease is a result of the factors discussed immediately above.

Services Revenues

Services revenue decreased by 6% for the three months ended December 31, 2008, as compared with the corresponding period of the prior year. The decrease in the three months ended December 31, 2008, was primarily related to the decline in bookings from the prior year as a result of the decline in market demand.

Services revenue decreased by 6% for the six months ended December 31, 2008, as compared to the corresponding period of the prior year. This decrease is a result of the decline in bookings from the prior year.

Other Key Revenue Metrics

The other key metrics utilized by the Company for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. For the second quarter of fiscal 2009, bookings were approximately $39.3 million, down $29.2 million, or 42.6%, from approximately $68.5 million for the second quarter of fiscal 2008. The second quarter fiscal 2009 bookings include a booking for an arrangement with a key customer for $8.0 million which is in current discussions for amendment and therefore no associated revenue was recognized during the second quarter of fiscal 2009. These bookings resulted in a backlog of approximately $217.0 million as of December 31, 2008, down from $237.1 million as of December 31, 2007. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 to 18 months, and is subject to our revenue recognition policies.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2008	2007		2008	2007
Cost of revenues:
License	$1,567	$2,256	-31%	$3,833	$4,363	-12%
Maintenance and support	4,518	5,630	-20%	8,776	11,992	-27%
Services	13,439	15,335	-12%	27,886	31,917	-13%

Total Cost of Revenues	$19,524	$23,221	-16%	$40,495	$48,272	-16%

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Gross margin per related revenue category:
License	89%	78%	86%	81%
Maintenance and support	72%	68%	73%	67%
Services	27%	21%	28%	23%
Total Gross Margin	59%	51%	59%	52%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 31% during the three months ended December 31, 2008, compared with the corresponding period of the prior year. The decrease is attributable to the mix of products being sold, with a lower percentage of revenue being derived from products which contain third-party software royalty costs during the current year. Additionally, amortization of intangibles related to licenses decreased by $0.2 million from the corresponding period of the prior year due to certain assets becoming fully amortized. This in turn improved our gross margin on license revenues.

Costs of license revenues decreased by 12% during the six months ended December 31, 2008, compared to the corresponding period of the prior year. The decrease is attributable to the mix of products being sold, with a lower percentage of revenue being derived from products which contain third-party software royalty costs during the current year. Additionally, amortization of intangibles related to licenses decreased by $0.3 million from the corresponding period of the prior year due to certain assets becoming fully amortized. This in turn improved our gross margin on license revenues.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support decreased 20% during the three months ended December 31, 2008, as compared with the corresponding period of the prior year. The decrease in cost of maintenance and support revenues can be primarily attributed to a decrease in headcount, which resulted in a decrease in labor costs of $1.0 million.

Cost of maintenance and support decreased 27% during the six months ended December 31, 2008, compared to the corresponding period of the prior year. The decrease in cost of maintenance and support revenues can be primarily attributed to a decrease in headcount, resulting in a decrease in labor costs.

Maintenance and support gross margins declined during both the three and six months ended December 31, 2008 due to certain fixed costs in maintenance and support that do not have a corresponding decrease with the decrease in revenues, as discussed above.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 12% and 13% during the three and six months ended December 31, 2008, respectively, as compared with the corresponding periods of the prior year. These decreases related to the decrease in services revenue of 6% in each period. Additionally, costs of services included a $0.7 million increase in cost estimates for two customers recorded during the second quarter of fiscal 2008.

Operating Expenses

Operating expenses increased by 120% and 47%, respectively, during the three and six months ended December 31, 2008, as compared with the corresponding period of the prior year.

The following table represents operating expenses for the three and six months ended December 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2008	2007		2008	2007
Operating expenses:
Research and development	$12,055	$12,459	-3%	$24,341	$24,773	-2%
Sales and marketing	10,032	18,123	-45%	20,776	35,543	-42%
General and administrative	7,808	9,915	-21%	18,428	23,634	-22%
Restructuring and other related costs	427	328	30%	2,330	1,536	52%
Amortization of intangible assets and goodwill impairment	59,543	27	N/A	59,569	54	N/A

Total Operating Expenses	$89,865	$40,852	120%	$125,444	$85,540	47%

Percent of Revenues:
Research and development	25%	26%		25%	25%
Sales and marketing	21%	38%		21%	35%
General and administrative	16%	21%		19%	24%

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

During the three and six months ended December 31, 2008, research and development costs decreased 3% and 2% when compared with the corresponding periods in the prior year. This decrease is primarily related to a decline in stock based compensation of $0.4 million and $0.5 million during the three and six months ended December 31, 2008 over the same periods of the prior fiscal year.

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

During the three and six months ended December 31, 2008, sales and marketing costs decreased by 45% and 42% compared with the corresponding periods in the prior year. When comparing the three and six months ended December 31, 2008 with the prior year’s corresponding periods, the decrease is primarily attributable to the decrease in workforce as part of the FY2008 Restructuring Plan, which collectively resulted in a decrease of $6.2 million and $12.0 million in salary, commissions and associated costs, as well as stock based compensation expense of $0.7 million and $1.4 million.

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

During the three and six months ended December 31, 2008, general and administrative costs decreased 21% and 22% compared with the corresponding periods in the prior year. This decrease from the prior year in both the three and six months ended December 31, 2008, can be attributed to the reduction in workforce from the FY2008 Restructuring Plan, which resulted in a reduction in labor and related costs of $1.6 million and $4.5 million, and in stock-based compensation of $0.6 million and $0.9 million.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended December 31, 2008, increased by 30% over the same period in the prior year. This can be attributed to the fact that in the second quarter of fiscal 2008 the Company experienced savings of approximately $0.2 million for the fiscal year 2007 restructuring plan, with no such savings experienced in the current quarter.

Restructuring and other related costs for the six months ended December 31, 2008, increased by 52% over the same period in the prior year. This can be attributed to an increase in new charges of $0.4 million over the prior year, as well as charges in the first quarter of fiscal 2009 to accelerated depreciation of $0.2 million and facility exit costs of $0.3 million.

Refer to Note 10 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets and impairment of goodwill (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Amortization of intangible assets:
Developed and core technology	$1,088	$1,114	$2,194	$2,248
Customer contracts - licenses	4	135	10	272
Customer contracts - support	11	20	28	38
Workforce in place	26	27	52	54

Total amortization of intangible assets	1,129	1,296	2,284	2,612
Impairment of goodwill	59,517	—	59,517	—

Amortization of intangible assets and goodwill impairment	$60,646	$1,296	$61,801	$2,612

The decrease in amortization in fiscal year 2009 is due to certain assets becoming fully amortized.

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

As discussed in “Critical Accounting Policies and Judgments” above, we recorded a goodwill impairment charge of $59.5 during the second quarter of fiscal 2009.

Interest Income

Interest income was approximately $1.0 million and $2.8 million, respectively, for the three and six months ended December 31, 2008, as compared with $3.0 million and $6.3 million for the corresponding periods of the prior year. The decrease in interest income in the three and six months ended December 31, 2008 can be attributed to lower interest rates and the utilization of $150.0 million of cash for repayment of our convertible subordinated notes.

Interest Expense

Interest expense was approximately $1.0 million for the six months ended December 31, 2008, as compared with $2.4 million for the corresponding period of the prior year. The majority of our interest expense related to our convertible subordinated notes issued in September 2003 and all outstanding principal and interest was paid on September 9, 2008, which accounts for the decrease in interest expense from the prior year.

Other Income (Expense), net

Other income (expense), net was approximately $(2.4) million and $(9.7) million, respectively, during the three and six months ended December 31, 2008 and $0.7 million and $1.5 million, respectively, during the three and six months ended December 31, 2007. Other income (expense), net for the three and six months ended December 31, 2008 includes other-than-temporary impairments of $2.5 million and $8.2 million recorded on certain investments during the respective periods. There was no such expense in the same periods of the prior year. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

Income tax expense equaled 1.6% and 2.0%, respectively, of loss from continuing operations for the three and six months ended December 31, 2008 compared with 3.5% and 4.1% in the corresponding periods of the prior fiscal year. The decline is due to lower taxable income in our foreign subsidiaries, due to lower operating costs which in turn reduce taxable profits generated under intercompany cost-plus arrangements.

In light of our history of operating losses we recorded a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2008, we have foreign deferred tax assets recorded of approximately $4.6 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of December 31, 2008, we have approximately $0.4 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operations

During the fourth quarter of fiscal 2008, we sold our Client Operations to Purple Labs S.A. (“Purple Labs”), a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a note receivable of $5.8 million which was paid in July 2008. This note receivable is included in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008. Additionally, $4.2 million was placed in escrow by the purchaser for a period of one year to secure indemnification claims made by the purchaser, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. During the first quarter of fiscal 2009, we met the terms of the earnout provision in the sale agreement and received $2.0 million which was recorded as an additional $2.0 million gain on sale of discontinued operation in our condensed consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. An additional $0.1 million, approximately, of transition services costs as of December 31, 2008 are to be reimbursed by Purple Labs. Transition services costs are recorded in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet.

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

On December 31, 2007, the Company sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million which Microsoft placed in escrow for a period of one year to secure indemnification claims made by Microsoft, if any. The Company received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros, and is included in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008. In December 2008, Microsoft made claims against the escrow in excess of $4.6 million and therefore the funds were not released from escrow. The Company has disputed these escrow claims and is in the early stages of negotiations with Microsoft. A gain on the sale of discontinued operation will be recognized if and when funds are distributed from escrow.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the second quarter of fiscal year 2009. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a description of our facility leases and Note 10 in the notes to the condensed consolidated financial statements. We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $31.9 million through our fiscal year 2013.

In connection with our acquisition of WiderWeb, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the WiderWeb Earn Out has been achieved as of December 31, 2008 and was added to goodwill on the condensed consolidated balance sheet at the time the contingency was resolved. The remaining potential WiderWeb Earn Out pursuant to the merger agreement is $2.6 million as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the six months ended December 31, 2008 and June 30, 2008 (in thousands):

	December 31, 2008	June 30, 2008	Percent Change
Working capital	$85,805	$80,926	6%
Cash and cash investments:
Cash and cash equivalents	$66,153	$196,150	-66%
Short-term investments	17,238	28,659	-40%
Long-term investments	17,986	34,782	-48%
Restricted cash and investments	17,637	17,679	0%

Total cash and cash investments	$119,014	$277,270	-57%

	Six Months Ended December 31,
	2008	2007
Cash used for operating activities	$(10,437)	$(28,135)
Cash provided by investing activities	$30,367	$92,479
Cash provided by (used for) financing activities	$(149,927)	$6

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received approximately $145.7 million from the issuance of our $150.0 million convertible subordinated notes during the fiscal year ended June 30, 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest due on the Company’s convertible subordinated notes totaling approximately $150.0 million, pursuant to the original terms of the agreement. In fiscal year 2008, we sold Musiwave and our Client Operations, resulting in $39.4 million of proceeds in fiscal year 2008 and $11.6 million in fiscal year 2009. While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us.

The Company recently entered into a $40.0 million revolving credit agreement on January 23, 2009. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash portfolios in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working capital

Our working capital increased by approximately $4.9 million, or 6%, from June 30, 2008 to December 31, 2008. Significant cash inflows within working capital include cash provided by accounts receivable in excess of billings of $24.1 million, offset by $23.1 million used to pay down accrued liabilities during fiscal 2009, primarily accrued legal and accounting fees incurred during the fourth quarter of fiscal 2008, accrued interest paid on the convertible debt, and accrued vacation paid to former employees of the Client Operations.

Cash used for operating activities

Cash used for operating activities decreased by $17.7 million during the six months ended December 31, 2008, compared with cash used for operating activities in the corresponding period of the prior year. This decline in cash used can primarily be attributed to improved cash from net loss excluding non-cash items of $5.7 million, as well as an increase in working capital balances within operating assets and liabilities of $12.0 million.

Cash provided by investing activities

Net cash provided by investing activities during the six months ended December 31, 2008 was $30.4 million, down $62.1 million from $92.5 million provided by investing activities during the six months ended December 31, 2007. This change was primarily due to the $36.5 million decrease in proceeds from sales of short-term and long-term investments, net of proceeds from maturities of investments during the same timeframe. Additionally, proceeds from the sale of discontinued operation, net, declined by $27.7 million, as the prior year’s quarter contained proceeds from the sale of Musiwave of $39.4 million, compared with only $11.6 million of proceeds related to the sale of the Client operation.

Cash flows provided by (used for) financing activities

Net cash used for financing activities during the six months ended December 31, 2008 was $149.9 million, compared with cash provided by financing activities of $6 thousand during the six months ended December 31, 2007. This increase in cash used is due to the payment in September 2008 of the outstanding principal and interest due on the Company’s convertible subordinated notes of $150.0 million, pursuant to the original terms of the agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a)	Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange option contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $1.0 million and $(0.8) million, respectively, for the three and six months ended December 31, 2008. As of December 31, 2008, we have the following option contracts (in $000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	5,000	1.61	01/28/09
AUD	2,600	1.50	02/28/09
CAD	2,800	1.25	01/28/09
EUR	1,000	0.72	02/28/09
EUR	1,500	0.80	01/28/09
JPY	300,000	93.00	01/28/09

(b)	Interest Rate Risk

As of December 31, 2008, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $119.0 million. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2008 (in thousands):

	Expected maturity for the year ending			Adjusted Cost Basis December 31, 2008 Total	Fair Value December 31, 2008 Total
	2009	2010	Thereafter
Enhanced Cash Money Market	357	1,779	—	2,136	2,136
Certificates of Deposit	243	—	—	243	243
Corporate Bonds	7,704	10,167	1,166	19,040	18,508
Auction Rate Securities	—	—	14,802	14,802	14,337

	8,304	11,946	15,968	36,221	$35,224

Weighted Average Interest Rate			3.2%

Additionally, we had $17.6 million of restricted investments that were included within long-term restricted cash and investments on the condensed consolidated balance sheet as of December 31, 2008. $17.4 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 1.8% at December 31, 2008. There have been no significant changes in risk exposure since December 31, 2008.

As of December 31, 2008, $14.3 million in auction rate securities (“ARS”), recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results.

Certain ARS with an estimated fair value of $12.6 million were issued by eight different entities and are held by one investment firm on our behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. The other two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded a $6.6 million other-than-temporary loss in the condensed consolidated statements of operations during the six months ended December 31, 2008 related to these securities. As of December 31, 2008 these instruments were all rated A or AA by Standard and Poor’s and B3 to A1 by Moody’s and $17.0 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. These investments are classified in long term investments at December 31, 2008.

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

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the District Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the District Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. We believe a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of December 31, 2008.

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

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. On October 3, 2008, as a result of the judgment of dismissal entered on August 13, 2008 in federal actions, the Company filed a demurrer on the grounds that they are barred by the federal court’s judgment. On January 12, 2009, the court granted the demurrer. The plaintiff has thirty days to appeal the ruling. No amount is accrued as of December 31, 2008 as a loss is not considered probable or reasonably estimable.

Demand Letter

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal 1999 through fiscal 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs’ demand. Following a thorough review, the special litigation determined, inter alia, that it was not in the Company’s best interest to bring or maintain any of the claims proposed in the Demand Letter or any of the claims pending in the consolidated state litigation. As a result of the special litigation committee investigation, a motion to terminate and dismiss the state derivative litigation was filed on November 13, 2008. The motion was never addressed and is moot in light of the demurrer of the state court action granted on January 12, 2009. No amount is accrued as of December 31, 2008 as a loss is not considered probable or reasonably estimable.

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

On October 24, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement to settle the action. On November 5, 2008, the court entered a preliminary order approving the settlement. Pursuant to the terms of the settlement agreement, on December 5, 2008, the Company contributed $5.0 million and the insurance carriers contributed $15.0 million to the settlement fund. This $20.0 million estimated liability was recorded in the fiscal quarter ending June 30, 2008, with a corresponding $15.0 million recorded in Insurance receivable for legal settlement on the consolidated balance sheet, and $5.0 million recorded in Legal settlement costs on the consolidate statement of operations. The final settlement hearing is scheduled for February 27, 2009.

Simmonds v. Credit Suisse Group, et al.

On October 3, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, Bank of America Corporation, and JPMorgan Chase & Co., the lead underwriters of the Company’s initial public offering in June 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 25, 2008 (the “Amended Complaint”), naming as defendants Credit Suisse Securities (USA), Robertson Stephens, Inc., J.P. Morgan Securities, Inc., and again naming Bank of America Corporation. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint. On July 25, 2008, 29 issuers filed the Issuer Defendants’ Joint Motion to Dismiss. Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008. Plaintiff filed oppositions to both motions on September 8, 2008. All replies in support of the motions to dismiss were filed on October 23, 2008. The Company joined the Issuer Defendants’ Joint Motion to Dismiss on December 1, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, and judgment on those motions remains pending. The judge has stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until he rules on all motions to dismiss. No amount is accrued as of December 31, 2008, as a loss is not considered probable or reasonably estimable.

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

On December 4, 2008, we held our 2008 Annual Meeting of Stockholders. At the meeting, the stockholders elected Kenneth D. Denman and Robin A. Abrams to serve as Class I directors of Openwave until the 2011 annual meeting or until their successors are duly elected and qualified. With respect to Mr. Denman, 59,491,772 shares of common stock were voted in favor of his election and 9,036,553 shares of common stock were withheld. With respect to Ms. Abrams, 63,444,143 shares of common stock were voted in favor of her election, and 5,084,182 shares were withheld. The terms of Gerald Held, PhD, Patrick Jones, Charles Levine and William Morrow continued after the meeting.

The stockholders approved an amendment to our 2006 Stock Incentive Plan. The votes were cast as follows: 30,722,365 shares of common stock were voted for the amendment; 15,132, 778 shares of common stock were voted against the amendment; 100,531shares of common stock abstained from voting on the amendment; and 22,572,651 shares of common stock were broker non-votes.

The stockholders ratified the appointment of KPMG LLP as our independent public accountants for the year ending June 30, 2009. The votes were cast as follows: 67,701,206 shares of common stock were voted for the ratification; 808,420 shares of common stock were voted against the ratification; and 18,695 shares of common stock abstained from voting on the ratification.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

10.1	Employment Offer Letter (between the Company and Kenneth Denman) dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 6, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2009

OPENWAVE SYSTEMS INC.

By:	/s/ Karen J. Willem
Karen J. Willem
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007).

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

10.1	Employment Offer Letter (between the Company and Kenneth Denman) dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 6, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.