Form 10-Q
period 2009-03-31
OPENWAVE SYSTEMS INC
filed 2009-05-08
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009 there were 83,304,123 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$88,000	$196,150
Short-term investments	17,128	28,659
Restricted cash	—	42
Accounts receivable, net of allowance for doubtful accounts	31,580	78,550
Prepaid and other current assets	27,782	33,404
Insurance receivable for legal settlement	—	15,000
Amounts receivable from sales of discontinued operations	—	12,294

Total current assets	164,490	364,099
Property and equipment, net	11,933	13,941
Long-term investments, and restricted cash and investments	16,550	52,419
Deposits and other assets	9,161	7,762
Goodwill	—	59,281
Intangible assets, net	4,300	7,242

Total assets	$206,434	$504,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,180	$4,918
Accrued liabilities	20,726	46,329
Accrued legal settlement	—	20,000
Accrued restructuring costs	16,469	13,845
Deferred revenue	41,495	48,239
Convertible subordinated notes, net	—	149,842

Total current liabilities	79,870	283,173
Accrued restructuring costs, net of current portion	35,213	41,927
Deferred revenue, net of current portion	9,502	17,655
Other long-term liabilities	7,985	7,876
Deferred tax liabilities, net of current portion	—	98

Total liabilities	132,570	350,729

Commitments and contingencies
Stockholders’ equity:
Common stock	83	83
Additional paid-in capital	3,183,629	3,180,949
Accumulated other comprehensive loss	(1,518)	(1,120)
Accumulated deficit	(3,108,330)	(3,025,897)

Total stockholders’ equity	73,864	154,015

Total liabilities and stockholders’ equity	$206,434	$504,744

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues:
License	$16,690	$13,742	$44,866	$36,794
Maintenance and support	15,420	14,886	47,715	51,023
Services	12,542	18,364	51,180	59,573

Total revenues	44,652	46,992	143,761	147,390

Cost of revenues:
License	937	2,094	4,770	6,457
Maintenance and support	4,232	5,193	13,008	17,185
Services	10,540	13,163	38,426	45,080

Total cost of revenues	15,709	20,450	56,204	68,722

Gross profit	28,943	26,542	87,557	78,668

Operating expenses:
Research and development	11,055	13,337	35,396	38,110
Sales and marketing	9,931	15,696	30,707	51,239
General and administrative	7,810	7,496	26,238	31,130
Restructuring and other related costs	5,061	5,852	7,391	7,388
Amortization of intangible assets and goodwill impairment	4	26	59,573	80

Total operating expenses	33,861	42,407	159,305	127,947

Operating loss from continuing operations	(4,918)	(15,865)	(71,748)	(49,279)
Interest income	517	2,722	3,316	9,067
Interest expense	(58)	(1,310)	(1,053)	(3,744)
Other expense, net	(2,718)	(2,503)	(12,454)	(1,031)

Loss from continuing operations before provision for income taxes	(7,177)	(16,956)	(81,939)	(44,987)
Income tax expense	590	681	2,122	1,817

Net loss from continuing operations	(7,767)	(17,637)	(84,061)	(46,804)

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	—	2,889	(371)	6,330
Gain on sale of discontinued operations, net of tax	—	—	2,000	16,455

Net loss	$(7,767)	$(14,748)	$(82,432)	$(24,019)

Basic and Diluted net income (loss) per share from:
Continuing operations	$(0.09)	$(0.21)	$(1.01)	$(0.57)
Discontinued operations	$—	$0.03	$0.02	$0.28

Net loss	$(0.09)	$(0.18)	$(0.99)	$(0.29)

Shares used in computing basic and diluted net income (loss) per share	83,023	82,557	82,882	82,341

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(82,432)	$(24,019)
Gain on sale of discontinued operation	(2,000)	(16,455)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	7,913	15,212
Stock-based compensation	2,607	7,962
Noncash restructuring charges	1,521	1,563
Recovery of doubtful accounts	(316)	(1,927)
Amortization of discount on convertible debt and debt issuance costs	200	619
Amortization/(accretion) of premiums/discounts on investments	217	(202)
Loss on disposal of assets	(30)	—
Deferred tax liability, net	(98)	(1,371)
Payment of legal settlement	(5,000)	—
Impairment of non-marketable securities	9,780	2,507
Impairment of goodwill	59,517	—
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	47,286	13,573
Prepaid assets, deposits, and other assets	3,528	2,377
Accounts payable	(3,736)	(6,220)
Accrued liabilities	(23,145)	(16,003)
Accrued restructuring costs	(5,376)	(16,198)
Deferred revenue	(14,898)	(1,061)

Net cash used for operating activities	(4,462)	(39,643)

Cash flows from investing activities:
Purchases of property and equipment	(2,272)	(4,430)
Net proceeds from sale of technology and other	—	1,065
Proceeds from sale of discontinued operations, net	11,709	36,001
Earnout payment related to acquisition	—	(984)
Purchases of short-term investments	(2,239)	(64,809)
Proceeds from sales and maturities of short-term investments	22,437	187,112
Reclass of cash equivalents to short-term investments	—	(9,796)
Purchases of long-term investments	—	(12,789)
Proceeds from sales and maturities of long-term investments	104	2,103
Release of restricted cash and investments	16,745	225

Net cash provided by investing activities	46,484	133,698

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	88
Cash used to repurchase common stock from employees	—	(505)
Payment on notes payable	(150,000)	(113)
Fees on line of credit	(245)	—
Employee stock purchase plan	73	536

Net cash provided by (used for) financing activities	(150,172)	6

Net increase (decrease) in cash and cash equivalents	(108,150)	94,061
Cash and cash equivalents at beginning of period	196,150	86,099

Cash and cash equivalents at end of period	$88,000	$180,160

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$752	$4,163

Cash paid for interest	$2,267	$4,776

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2009 and June 30, 2008, and the results of operations for the three and nine months ended March 31, 2009 and 2008 and cash flows for the nine months ended March 31, 2009 and 2008. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

On June 3, 2007, the board of directors approved the disposition of the Musiwave S.A. (“Musiwave”) business. The Company accounted for the planned sale of Musiwave as a discontinued operation in accordance with SFAS 144. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until their disposition on December 31, 2007.

Unless noted otherwise, discussions in the notes to the unaudited condensed consolidated financial statements pertain to continuing operations.

Use of Estimates and Business Risks

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

The Company derives more than half of its revenues from U.S. customers, which consist primarily of sales to Sprint Nextel and AT&T. Individual sales to these customers can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability. While the Company continues its efforts to broaden sales to other geographic markets and customers, the general economic deterioration in the U.S. and other geographic markets served by the Company has resulted in decreased business levels over the past several months and increases in the uncertainty around future revenues and profitability. This uncertainty may impact estimates made by the Company as to the realizability of deferred tax assets and intangible assets, the valuation and classification of certain investments, the collectibility of accounts receivable and the related impact of these estimates on the Company’s results of operations.

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policies from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2008.

Stock Based Compensation

The Company accounts for its stock options under FASB Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) for all share based payments and awards granted.

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Stock-based compensation related to:
Grants of nonvested stock	$58	$374	$558	$898
Stock options granted to employees and directors	550	1,312	1,777	6,094
Employee stock purchase plan	98	167	271	306
Stock options granted to employees of discontinued operations	—	57	—	664

Stock-based compensation recognized in the condensed consolidated statements of operations	$706	$1,910	$2,606	$7,962

During the three and nine months ended March 31, 2009 and 2008, the tax benefits related to stock option expense were immaterial.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company estimates the expected term for new grants based upon actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Expected term (in years)	3.33 - 5.92	2.28 - 4.46	2.73 - 5.98	2.28 - 6.04
Expected volatility	64.9 - 78.2%	67.7%	64.9 - 78.2%	62.3%
Risk-free rate	1.3 - 1.8%	2.8%	1.3 - 2.6%	4.3%
Expected dividends	—	—	—	—

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

(b)	Reinstatement of Employee Stock Purchase Plan

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which it suspended in October 2002. Eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the nine months ended March 31, 2009 and 2008 was $0.3 million in both periods.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The expected term is six months, coinciding with each offering period. Expected volatilities are based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three and Nine Months Ended March 31, 2009	Three and Nine Months Ended March 31, 2008
Expected term (in years)	0.5	0.5
Expected volatility	106.5%	70.2%
Risk-free rate	0.7%	3.7%
Expected dividends	—	—

A summary of option activity from July 1, 2008 to March 31, 2009 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	4,500	$9.41	5.13	$—
Options granted	4,815	1.58
Exercised	—	—
Forfeited, canceled or expired	(2,160)	8.06

Outstanding at March 31, 2009	7,155	$4.55	8.03	$352

Vested and expected to vest at March 31, 2009	5,737	$5.25	7.67	$222

Exercisable at March 31, 2009	2,700	$9.15	5.78	$8

The weighted average grant date fair values of options granted during the nine months ended March 31, 2009 and 2008 were $0.48 and $1.99, respectively. There were no options exercised in the nine months ended March 31, 2009. The total intrinsic value of options exercised during the nine months ended March 31, 2008 was $0.1 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2008 to March 31, 2009 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2008	373	$4.58
Nonvested shares granted	108	0.53
Vested	(202)	4.67
Forfeited	(78)	4.95

Nonvested at March 31, 2009	201	$2.15

As of March 31, 2009, there was $2.8 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the restricted shares vest over the next four years. The total fair value of shares vested during the nine months ended March 31, 2009 and 2008 was $0.9 million and $1.5 million, respectively.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Stock-based compensation by category:
Maintenance and support services	$53	$100	$160	$584
Services	59	269	404	1,048
Research and development	205	248	832	1,327
Sales and marketing	152	480	450	2,130
General and administrative	237	756	760	2,209

Stock-based compensation from continuing operations	706	1,853	2,606	7,298
Discontinued operations	—	57	—	664

	$706	$1,910	$2,606	$7,962

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company’s fiscal year beginning July 1, 2008. The Company adopted 157 during the first quarter of fiscal 2009. See Note 6 Financial Instruments.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of FAS 157. FSP FAS 157-3 discusses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the fourth quarter of fiscal 2009. Although the Company will continue to evaluate the application of FSP No. 157-4, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the fourth quarter of fiscal 2009. Although the Company will continue to evaluate the application of FSP FAS 115-2 and 124-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and will be adopted by the Company beginning in the first quarter of fiscal 2010.

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss per share computation. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	277	778	312	775
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	120	2	314	220
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	6,771	5,569	5,838	6,337
Shares resulting from an “as-if” conversion of the convertible debt	—	9,418	7,268	9,418

(3) Discontinued Operations

(a)	Client Operations

During the fourth quarter of fiscal 2008, the Company sold its Client Operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008. This note receivable is included in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008. Additionally, $4.2 million was placed in escrow by Purple Labs until September 30, 2008 to secure indemnification claims made by Purple Labs, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. The Company elected not to exercise these warrants and they are no longer outstanding. During the first quarter of fiscal 2009, the Company met the terms of the earnout provision in the sale agreement, and received $2.0 million that was recorded as an additional $2.0 million gain on sale of discontinued operation in its condensed consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. The costs and the related reimbursements of the transition services were recorded in operating expenses. An immaterial margin on these services was realized. The net impact of the transition services and related reimbursement was immaterial to all categories in the condensed consolidated statement of operations. Transition services costs were recorded as incurred in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008.

The Company recognized a gain of $19.7 million in the fourth quarter of fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client Operations. In accordance with SFAS 144, the Client Operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods presented.

The financial results of Client Operations included in discontinued operations were as follows (in thousands):

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008
Revenue of discontinued operation	$—	$11,051	$—	$36,805

Income from discontinued operation	—	2,922	—	7,361
Income tax expense	—	33	371	394

Net income (loss) from discontinued operation, net of taxes	—	2,889	(371)	6,967

As of June 30, 2008, there were no operational assets or liabilities attributable to Client Operations due to the sale of the discontinued operation in June 2008. During the second quarter of fiscal 2009, the Company received an inquiry regarding a tax return, which relates to the past Client Operations and has recorded estimated additional tax expense of $0.4 million.

(b)	Musiwave

In January 2006, the Company acquired Musiwave and committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until their disposition on December 31, 2007. On December 31, 2007, the Company sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The Company received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros, and is included in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008. In December 2008, Microsoft made claims against the escrow in excess of $4.6 million and therefore the funds were not released from escrow. The Company has disputed these escrow claims and is in the early stages of negotiations with Microsoft. A gain on the sale of discontinued operation will be recognized if and when funds are distributed from escrow.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008
Revenue of discontinued operation	$—	$—	$—	$14,252

Loss from discontinued operation	—	—	—	(447)
Income tax expense	—	—	—	190

Net loss from discontinued operation, net of taxes	$—	$—	$—	$(637)

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
United States	$26,768	$19,204	$75,205	$68,406
Americas, excluding the United States	3,282	3,695	15,411	12,047
Europe, Middle East, and Africa	6,376	8,672	21,248	30,559
Japan	6,465	6,883	19,778	21,138
Asia Pacific, excluding Japan	1,761	8,538	12,119	15,240

Total revenues	$44,652	$46,992	$143,761	$147,390

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
Customer:	2009	2008	2009	2008
Sprint Nextel	20%	22%	24%	25%
AT&T	32%	5%	19%	9%

As noted above, the Company has derived almost half of its revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

(5) Balance Sheet Components

(a)	Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	March 31, 2009	June 30, 2008
Accounts receivable	$21,304	$59,764
Unbilled accounts receivable	12,239	21,533
Allowance for doubtful accounts	(1,963)	(2,747)

	$31,580	$78,550

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	March 31, 2009	June 30, 2008
Customer:
AT&T	3%	21%
Itochu Technology	12%	5%

(b)	Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2008 to March 31, 2009 (in thousands):

	Balance as of June 30, 2008	Amortization	Impairment	Additional Tax Contingency	Balance as of March 31, 2009
Goodwill	$59,281	$—	$(59,517)	236	$—
Intangibles assets:
Developed and core technology	7,068	(2,836)	—	—	4,232
Customer contracts - licenses	21	(10)	—	—	11
Customer contracts - support	97	(40)	—	—	57
Workforce in place	56	(56)	—	—	—

	$66,523	$(2,942)	$(59,517)	$236	$4,300

The Company’s stock price has been negatively impacted by deterioration in the overall economic environment. This deterioration has contributed to a change in the buying patterns of the Company’s customers who have seen a reduction in their capital expenditure budgets. This has increased uncertainty around the levels of anticipated future revenues. The decline in stock price was a triggering event which led management to perform an interim analysis, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, to determine whether and to what extent the Company’s goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company, which has one reporting unit. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeded the implied fair value of goodwill. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of the Company’s goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity.

Also as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, the Company reviewed its acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and did not find any indication of impairment. The Company also reviewed its fixed assets and determined that the fair value exceeded carrying value, pursuant to SFAS 144, and therefore did not find any indication of impairment.

Total amortization and impairment charges related to intangible assets including goodwill were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Amortizaion of intangible assets:
Developed and core technology	$642	$1,104	$2,836	$3,352
Customer contracts - licenses	—	10	10	282
Customer contracts - support	12	17	40	55
Workforce in place	4	26	56	80

Total amortization of intangible assets	658	1,157	2,942	3,769
Impairment of goodwill	—	—	59,517	—

Amortization of intangible assets and goodwill impairment	$658	$1,157	$62,459	$3,769

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of workforce in place and impairment of goodwill is included in operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	March 31, 2009			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(15,062)	$4,232	$19,294	$(12,226)	$7,068
Customer contracts - licenses	105	(94)	11	105	(84)	21
Customer contracts - support	220	(163)	57	220	(123)	97
Workforce in place	423	(423)	—	423	(367)	56

	$20,042	$(15,742)	$4,300	$20,042	$(12,800)	$7,242

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of March 31, 2009 (in thousands):

Fiscal Year	Amortization
2009 (remaining)	439
2010	1,680
2011	1,620
2012	561

$4,300

(c)	Deferred Revenue

As of March 31, 2009 and June 30, 2008, the Company had deferred revenue of $51.0 million and $65.9 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $7.7 million and $31.7 million as of March 31, 2009 and June 30, 2008, respectively.

(d)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	March 31, 2009	June 30, 2008
Cumulative translation adjustments	$(771)	$(771)
Unrealized loss on marketable securities	(747)	(349)

Accumulated other comprehensive loss	$(1,518)	$(1,120)

Comprehensive loss is comprised of net loss and changes in accumulated foreign currency translation and unrealized loss on marketable securities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net loss	$(7,767)	$(14,748)	$(82,432)	$(24,019)
Other comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	—	—	—	(3,326)
Change in unrealized loss on marketable securities	250	685	(398)	(195)

Total comprehensive loss	$(7,517)	$(14,063)	$(82,830)	$(27,540)

(6) Financial Instruments

Cash and cash equivalents comprises cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of any two of the following: Moody’s of A-2 or higher, Standard & Poor’s of A1 or higher, or Fitch of A or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

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

The Company reviews its impairments of investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related guidance issued by the FASB and the SEC in order to determine whether an impairment is “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and increases net loss for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

•

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of March 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$79,736	$—	$—	$79,736
Short-term investments:
Government Agencies	—	2,235	—	2,235
Corporate Bonds	5,144	9,029	—	14,173
Enhanced Cash Money Market	—	721	—	721
Long-term investments, and restricted cash and investments:
Corporate Bonds	870	1,100	—	1,970
Certificates of Deposit	—	988	—	988
Enhanced Cash Money Market	—	817	—	817
Auction Rate Securities	—	—	12,774	12,774

	$85,750	$14,890	$12,774	$113,414

As of March 31, 2009, $12.8 million in auction rate securities (“ARS”), recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon lack of recent auction results.

These ARS were issued by nine different entities and are held by two investment firms on the Company’s behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. Two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. One ARS is related to federal education student loans programs. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. As discussed below, the Company recorded a $8.2 million other-than-temporary loss in the condensed consolidated statements of operations during the nine months ended March 31, 2009 related to these securities. As of March 31, 2009, these instruments were all rated A or AA by Standard and Poor’s and B3 to A1 by Moody’s and $19.2 million of the $24.9 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies. These investments are classified in long term investments at March 31, 2009.

In April 2009, two of the Company’s ARS instruments were downgraded by Standard and Poor’s from A or AA to BBB. This change contributed to the Company recording an $8.2 million other-than-temporary impairment on ARS during the nine months ended March 31, 2009. The loss was considered other-than-temporary given the length of time the ARS have been illiquid, the significant amount of loss incurred, and the Company’s expectation that the ARS will continue to be illiquid given the general economic environment. Additionally, non-ARS related other-than-temporary impairments of $1.6 million were recorded in the condensed consolidated statements of operations during the nine months ended March 31, 2009. Of this $1.6 million charge, $1.2 million related to an investment in a corporate instrument which was estimated at fair value based upon recent market quotes and $0.4 million related to a decline in market value of an enhanced cash money market.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2008	$21,344
Change in unrealized losses included in other comprehensive income	(67)
Other-than-temporary impairment	(4,404)
Partial redemption	(100)

Balance at September 30, 2008	16,773
Change in unrealized losses included in other comprehensive income	(238)
Other-than-temporary impairment	(2,198)
Partial redemption	—

Balance at December 31, 2008	14,337
Change in unrealized losses included in other comprehensive income	49
Other-than-temporary impairment	(1,612)
Partial redemption	—

Balance at March 31, 2009	$12,774

In December 2007, the investment manager of an enhanced cash money market fund in which the Company had invested halted demand redemptions and announced its intention to liquidate the fund by the end of June 2008. As of March 31, 2009, the market value of the Company’s pro-rata share of investments in the fund was $1.5 million. Due to recent market conditions, the liquidation schedule has extended beyond the initial estimated redemption date. According to the revised schedule, as of March 31, 2009, $0.7 million is classified in short-term investments and $0.8 million is classified in long-term investments based on the current planned distribution schedule. The Company received distributions of $0.6 million during the third quarter of fiscal 2009, and recorded an immaterial gain on these distributions. Additionally, during the nine months ended March 31, 2009, the Company recorded a $0.4 million other-than-temporary impairment on the enhanced cash money market fund due to the reduced market value of the fund. The Company has no other amounts invested in enhanced cash money market funds.

Additionally, the Company had $1.0 million of restricted investments that were included within long-term restricted cash and investments in the condensed consolidated balance sheet as of March 31, 2009. Of the restricted investments, $0.8 million comprises a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprises a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on the Company’s restricted investments was 0.4% at March 31, 2009.

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

In addition to the Initial Consideration, Openwave paid consideration relating to a retention agreement (“Retention Amount”). The Retention Amount was $875 thousand for the retention of four key employees of WiderWeb for a two-year period which began on February 9, 2007. The Retention Amount was amortized over the two-year period as compensation expense.

The terms of the acquisition agreement also included contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount was determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the $4.0 million WiderWeb Earn Out available was achieved and was added to goodwill in the condensed consolidated balance sheet at the time the amounts were earned. There was no WiderWeb Earn Out recorded during the third quarter of fiscal 2009. The final amount of the WiderWeb Earn Out is subject to a review process which is expected to conclude by June 30, 2009 and may result in a change in the final amount of the WiderWeb Earn Out.

(8) Borrowings

Credit Agreement

On January 23, 2009, the Company, and Silicon Valley Bank (the “Bank”) entered into a secured revolving credit facility for up to $40.0 million. The line of revolving credit facility matures on January 23, 2011. The Company may borrow, repay and re-borrow under the revolving credit facility at any time. As of March 31, 2009, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee (0.03%) on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a $200 thousand commitment fee to the lender.

As of March 31, 2009, the Company had letters of credit outstanding against the revolving credit facility totaling $16.8 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of March 31, 2009, the Borrowing Base was $23.5 million and the total available for the Company to borrow on the revolving credit facility was $6.7 million, which is the difference between the Borrowing Base calculation of $23.5 million and the outstanding letters of credit amount of $16.8 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities which the Company is required to satisfy as a condition of the agreement. The agreement requires the Company to meet a quarterly minimum EBITDA and monthly liquidity covenant. As of March 31, 2009, the Company was in compliance with all debt covenants.

Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4 % convertible subordinated notes (the “Notes”). All of the outstanding principal and interest was paid on September 9, 2008 pursuant to the terms of the Notes. The Notes were recorded on the Company’s condensed consolidated balance sheet net of a $4.1 million discount, which was amortized over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $0.2 million and $0.6 million of discount amortization during the first three quarters of fiscal 2009 and 2008, respectively, was included in interest expense in the condensed consolidated statements of operations. The Company made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $900 thousand of costs in connection with the issuance of the Notes, which were deferred and included in deposits and other assets. The debt issuance costs were recognized as interest expense over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $34 thousand and $135 thousand of debt issuance costs amortization was incurred during the first three quarters of fiscal 2009 and 2008, respectively, and included in interest expense in the condensed consolidated statements of operations. As of March 31, 2009, all debt issuance costs have been fully amortized, in accordance with the repayment date in September 2008.

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

The parties have agreed to a settlement, with the documents nearing completion. Under the settlement, the Openwave Defendants would not be required to make any cash payment in the settlement. The settlement is subject to Court approval, which cannot be assured. In the event the settlement is not approved, the Company intends to litigate the claims vigorously. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of March 31, 2009.

Government Investigations

On May 18, 2006, the Company received an informal notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s stock option grants and options-granting practices and requested documents related to those stock options and practices. In June 2006, the Company received subpoenas from the United States Attorneys for the Northern District of California and the Southern District of New York, also requesting documents relating to historic stock options and granting practices. The Company has cooperated with the SEC and the U.S. Attorneys in these matters. The Company has not received any recent communications from the U.S. Attorneys regarding these matters. On April 24, 2009, the Company received a letter from the SEC stating that the SEC’s “investigation has been terminated, and no enforcement action has been recommended.”

Shareholder Derivative Lawsuits

Between May 26, and July 25, 2006, seven substantially similar shareholder derivative actions were filed in California state and federal courts, purportedly on behalf of the Company, against various of the Company’s former and then-current directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. On October 3, 2008, as a result of the judgment of dismissal entered on August 13, 2008 in federal actions, the Company filed a demurrer on the grounds that they are barred by the federal court’s judgment. On January 12, 2009, the court granted the demurrer. The plaintiff had thirty days to appeal the ruling. No appeal was filed.

Demand Letter

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal year 1999 through fiscal year 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs’ demand. Following a thorough review, the special litigation determined, inter alia, that it was not in the Company’s best interest to bring or maintain any of the claims proposed in the Demand Letter or any of the claims pending in the consolidated state litigation. As a result of the special litigation committee investigation, a motion to terminate and dismiss the state derivative litigation was filed on November 13, 2008. The motion was never addressed and is moot in light of the demurrer of the state court action granted on January 12, 2009.

Securities Class Action

Between February 21, and March 27, 2007, four substantially similar securities class action complaints were filed in the United States District Court for the Southern District of New York against Openwave and four current and former officers of the Company. The complaints purport to be filed on behalf of all persons or entities who purchased Openwave stock from September 30, 2002 through October 26, 2006 (the “Class Period”), and alleged that during the Class Period, the defendants engaged in improper stock options backdating and issued materially false and misleading statements in the Company’s public filings and press releases regarding the manner in which Openwave granted and accounted for the options.

On April 25, 2007, the Company and the individual defendants filed a joint motion to transfer the actions to the United States District Court for the Northern District of California, where the related shareholder derivative class actions were then pending. On May 18, 2007, the court entered an order consolidating the four securities class actions into a single action captioned In re: Openwave Systems Securities Litigation (Master File 07-1309 (DLC)), and appointed the lead plaintiff and lead plaintiff’s counsel. On June 14, 2007, the court entered an order denying the motion to transfer venue of the action to the Northern District of California.

On June 29, 2007, the plaintiffs filed a consolidated and amended class action complaint. The consolidated and amended complaint added 17 additional defendants, including several current and former Openwave officers and directors, KPMG LLP, and Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC. The consolidated and amended complaint alleged claims for violation of Sections 10(b), 20(a) and 20(A) of the Exchange Act and Rule 10b-5, as well as claims for violation of Sections 11, 12(a)(2) and 15 of the Securities Act arising out of the Company’s 2005 public offering. The complaint sought money damages, equitable relief, and attorneys’ fees and costs.

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Thomas Weisel Partners LLC and certain of the Company’s former directors and officers were dismissed as defendants from the litigation. The Company and certain of its former officers and certain former and current directors remained as defendants.

The parties thereafter commenced discovery with respect to class certification and the merits. On June 23, 2008, the lead plaintiff filed a motion for class certification. On July 18, 2008, the Company filed its opposition to the lead plaintiff’s motion, and all of the individual defendants joined in that opposition.

On October 24, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement to settle the action. On November 5, 2008, the court entered a preliminary order approving the settlement. On February 27, 2009, after a hearing concerning the proposed settlement and related matters, the court entered an order approving the settlement as fair, reasonable and adequate to the settlement class members and subsequently entered a final judgment. Pursuant to the terms of the settlement agreement, the Company contributed $5.0 million and the insurance carriers contributed $15.0 million to the settlement fund. This $20.0 million estimated liability was recorded in the fourth quarter of fiscal 2008, with a corresponding $15.0 million recorded in Insurance receivable for legal settlement on the consolidated balance sheet, and $5.0 million recorded in Legal settlement costs on the consolidated statement of operations.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal. The Plaintiff’s opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009. The Plaintiff’s reply brief is due on September 8, 2009. No amount is accrued as of March 31, 2009, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). As of March 31, 2009, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

Contingencies

The Company has certain contingent obligations associated with previous acquisitions as discussed in Note 7 Acquisitions.

(10) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced restructurings during fiscal years 2008, 2007 and 2006, and various other restructurings in fiscal years 2002 through 2005.

On March 16, 2009, the Company announced the fiscal year 2009 restructuring (“FY2009 Restructuring”) to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during the third quarter of fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring plan’s employee termination benefits and $1.6 million in facilities charges associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the fourth quarter of fiscal 2009. Additional restructuring charges for facilities under this plan will be incurred in the period the related facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease. The Company currently anticipates exiting an additional property during the fourth quarter of fiscal 2009, which may lead to additional restructuring charges. Of the remaining $1.6 million facilities related accrual, the Company expects to pay $0.3 million through June 30, 2009 and $1.3 million from July 2009 through April 2011.

The fiscal year 2008 restructuring (“FY2008 Restructuring”) was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during fiscal year 2008 and the first and second quarters of fiscal 2009, the Company incurred $6.6 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring plan’s employee termination benefits and $0.8 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The Company expects to pay the current accrued severance charges during the fourth quarter of fiscal 2009. During the first quarter of fiscal 2009, the Company incurred $1.5 million in facilities charges related to the FY2008 Restructuring. Of the remaining $1.0 million facilities related accrual, the Company expects to pay $0.1 million through June 30, 2009 and $0.9 million from July 2009 through September 2012.

The following table sets forth the restructuring liability activity from June 30, 2008 through March 31, 2009 (in thousands):

	FY 02 to FY 06 Restructuring Plans Facility	FY 07 Restructuring Plan Severance	FY 08 Restructuring Plan Severance	FY 08 Restructuring Plan Facility	FY 09 Restructuring Plan Facility	FY 09 Restructuring Plan Severance	Total Accrual
Accrual balances as of June 30, 2008	$52,902	$261	$2,609	$—	$—	$—	$55,772
New charges and adjustments to estimates (1)	(37)	—	(313)	1,239	—	—	889
Accretion expense	447	—	—	—	—	—	447
Cash paid, net of sublease income	(2,844)	(42)	(1,908)	—	—	—	(4,794)

Balance as of September 30, 2008	$50,468	$219	$388	$1,239	$—	$—	$52,314

Adjustments to estimates	—	—	(39)	—	—	—	(39)
Accretion expense	429	—	—	—	—	—	429
Cash paid, net of sublease income	(2,229)	(90)	(180)	(215)	—	—	(2,714)

Balance as of December 31, 2008	$48,668	$129	$169	$1,024	$—	$—	$49,990

New charges and ajustments to estimates	$(46)	$(13)	$(62)	$9	$1,587	$3,123	4,598
Accretion expense	410	—	—	—	—	—	410
Cash paid, net of sublease income	(3,114)	(116)	(7)	(79)	—	—	(3,316)

Balance as of March 31, 2009	$45,918	$—	$100	$954	$1,587	$3,123	$51,682

(1)	These charges do not include $0.2 million of accelerated depreciation on fixed assets, as well as $0.3 million in facility exit costs paid during the first quarter of fiscal 2009.

As of March 31, 2009, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $28.2 million of future sublease income from third parties out of total estimated sublease income of $30.0 million. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at March 31, 2009 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2009 (remaining)	4,957	—	(1,595)	3,362
2010	20,207	(419)	(7,011)	12,777
2011	20,266	(818)	(6,886)	12,562
2012	19,783	(441)	(6,908)	12,434
2013	16,767	(120)	(5,771)	10,876

	$81,980	$(1,798)	$(28,171)	$52,011

Future accretion expense on the restructured facility obligation is $3.6 million, which will be recorded as restructuring expense over the life of the respective leases.

(11) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of the Company’s revenue, with a resulting fluctuation in the Company’s quarterly effective tax rate.

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2009, the Company has net foreign deferred tax assets recorded of approximately $4.5 million, which consists of $4.8 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; offset by $0.3 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2008	$5,659
Resolution of various tax positions	(1,065)
Increase in tax reserves	1,960
Foreign currency fluctuation	(1,003)

Balance as of March 31, 2009	$5,551

The total amount of gross unrecognized tax benefits was $5.6 million as of March 31, 2009. During the nine months ended March 31, 2009, $1.0 million of unrecognized tax benefits were released, of which a discrete tax benefit of $0.8 million was recorded in connection with the close in the statute of limitations associated with withholding tax and transfer pricing reserves in various countries. The increase in tax reserves includes tax expense of $0.4 million related to a UK tax audit (included in results of discontinued operations), $0.9 million related to a withholding tax audit of one of the Company’s customers, and $0.6 million relating to withholding tax of other foreign customers, including interest and penalties.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.2 million and $0.1 million as of March 31, 2009 and March 31, 2008. Other than for the matters noted above, the Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. For federal returns, the Company is generally no longer subject to examinations for years prior to the fiscal year ended June 30, 2008. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal year 1995 through fiscal year 2007, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. For taxable years beginning in 2008, California has suspended the utilization of net operating losses for one year, which would impact fiscal year 2009; however, the carryforward period for losses incurred during fiscal year 2009 has been extended from 10 years to 20 years. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of management and are subject to certain risks and uncertainties, including economic and market variables that may cause actual events, results or performance to differ materially from those indicated by these statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions, not historical facts, and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below in Part II, Item 1A, under the subheading “Risk Factors” and elsewhere in this report. The occurrence of the events described in Part II, Item 1A, under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and other risks identified from time to time in the Openwave’s public statements and reports filed with the Securities and Exchange Commission.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 15, 2008, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.

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

Overview of Financial Results During the Three and Nine Months Ended March 31, 2009

The following table represents a summary of our operating results from continuing operations for our third quarter and first nine months of fiscal 2009 compared with the third quarter and first nine months of fiscal 2008 (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2009	2008		2009	2008
	(unaudited)			(unaudited)
Revenues	$44,652	$46,992	-5%	$143,761	$147,390	-2%
Cost of revenues	15,709	20,450	-23%	56,204	68,722	-18%

Gross profit	28,943	26,542	9%	87,557	78,668	11%
Operating expenses	33,861	42,407	-20%	159,305	127,947	25%

Operating loss	(4,918)	(15,865)	-69%	(71,748)	(49,279)	46%
Interest and other income (expense), net	(2,259)	(1,091)	107%	(10,191)	4,292	*
Income tax expense	590	681	-13%	2,122	1,817	17%

Net loss from continuing operations	$(7,767)	$(17,637)	-56%	$(84,061)	$(46,804)	80%

*	Not meaningful

Revenues decreased slightly during the three and nine months ended March 31, 2009 compared to the corresponding periods of the prior year.

Operating expenses decreased $8.5 million and increased $31.4 million, respectively, during the three and nine months ended March 31, 2009 compared with the corresponding periods of the prior year. Overall, excluding the impact of the goodwill impairment charge of $59.5 million that was recorded during the second quarter of fiscal 2009 (see “Critical Accounting Policies and Judgments” below), operating expenses continue to decline. This decline can be attributed to lower labor costs and stock based compensation expense as a result of our FY 2008 Restructuring Plan, as discussed in further detail under Summary of Operating Results below. As of March 31, 2008, we had 755 employees, exclusive of employees related to our mobile phone software business that we sold in the fourth quarter of fiscal 2008, which we refer to as “Client Operations.” As of March 31, 2009, we had 630 employees.

Operating Environment During the Three and Nine Months Ended March 31, 2009

Data revenues continue to comprise a small, but growing, portion of mobile telecommunications operators’ total services revenue today, with voice and messaging continuing to serve as primary revenue drivers. Although data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. Many operators have moved to flat rate data revenue plans to drive mobile data usage, and the upside is that data usage is on the rise, with many more users accessing the internet via mobile devices. This is in part due to new technologies, including Openwave’s mobile internet services, which are designed to adapt content for the mobile device and improve the user experience. This increased usage poses new challenges for operators, as they need to increase capital expenditures on mobile infrastructure for products like Openwave Integra, our next generation mobile internet platform, to accommodate capacity and to facilitate the management of these increasing data volumes. Openwave sees continued, but reduced, capital equipment spending levels by the operators in the infrastructure market overall. Some of the products Openwave and our competitors sell we believe will continue to be viewed by operators as cost centers that will maintain, but not grow, monthly ARPU. Other Openwave products and those of our competitors are being viewed as a source for driving revenue by increasing and catering to the needs of mobile internet subscribers.

While the Company continues its efforts to broaden sales to other geographic markets and customers, the general economic deterioration in the U.S. and other geographic markets served by the Company has resulted in decreased business levels over the past several months and increases in the uncertainty around future revenues and profitability.

During the quarter ended March 31, 2009, Openwave worked with mobile and broadband operators to enable the delivery of personalized content and communications. Selected customer and product highlights include:

Service Management

•

At this year’s Mobile World Congress event, we announced leading Australian operator Telstra’s deployment of Integra, our next generation mobile internet service management solution. We also announced that our Integra platform is now supporting over 250 million subscribers worldwide and is collectively handling in excess of 190,000 transactions per second across our install base.

•

We announced a new product, Openwave Accelerator, the latest service enabler for the Integra mobile internet service platform. Accelerator complements existing optimization functions within our core Integra platform, increasing data transfer rates over wireless data networks while decreasing bandwidth consumption.

Messaging

•

Openwave signed an agreement this quarter with Cellular South, the nation’s largest privately owned wireless provider, to license our Directory product, a critical piece of messaging infrastructure that provides a central storage solution for subscriber information

•

Openwave also announced that leading industry research firm Radicati Group ranked Openwave as a market leader and top player in the firm’s annual 2009 Messaging Platforms for Hosted Email Providers Market Quadrant.

New Management and Board Appointments

During the quarter ended March 31, 2009, Openwave appointed two new members to its executive team. Martin McKendry was named as Senior Vice President, Engineering and Bruce K. Posey was named Senior Vice President, General Counsel and Secretary. Mr. Posey is responsible for leading Openwave’s legal team.

We also announced the appointment of David Nagel to our board of directors. With this appointment, Openwave’s Board is now composed of seven directors, six of whom are independent.

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

With the exception of the following paragraph that updates factors considered in our critical accounting policy for impairment assessments of goodwill and identifiable intangible assets during the second quarter of fiscal 2009, there were no significant changes in our critical accounting policies and estimates since our fiscal year-end on June 30, 2008. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our condensed consolidated financial statements included in this Form 10-Q and to our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Impairment Assessments of Goodwill and Intangible Assets

The Company’s stock price has been negatively impacted by deterioration in the overall economic environment. This deterioration has contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. This change has increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of the Company’s common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company, which has one reporting unit. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on our cash balances or liquidity.

Also as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, we also reviewed our acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”)”, and did not find any indication of impairment. Given the general current economic environment, it is reasonably possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods. The unamortized balance of acquired intangible assets was $4.3 million at March 31, 2009. We also reviewed our fixed assets and determined that the fair value exceeded carrying value, pursuant to SFAS 144, and therefore did not find any indication of impairment.

Summary of Operating Results

Three and Nine Months Ended March 31, 2009 and 2008

Revenues

We generate three different types of revenues: license revenues are primarily associated with the licensing of our software products to communication service providers; maintenance and support revenues are derived from providing support services to communication service providers; and services revenues are primarily a result of providing deployment and integration consulting services to communication service providers. Service revenues may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware.

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
Customer:	2009	2008	2009	2008
Sprint Nextel	20%	22%	24%	25%
AT&T	32%	5%	19%	9%

As noted above, we have derived almost half of our revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2009	2008		2009	2008
Revenues:
License	$16,690	$13,742	21%	$44,866	$36,794	22%
Maintenance and support	15,420	14,886	4%	47,715	51,023	-6%
Services	12,542	18,364	-32%	51,180	59,573	-14%

Total Revenues	$44,652	$46,992	-5%	$143,761	$147,390	-2%

Percent of revenues:
License	37%	29%		32%	25%
Maintenance and support	35%	32%		33%	35%
Services	28%	39%		35%	40%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues increased by 21% during the three months ended March 31, 2009 as compared with the corresponding period of the prior year. The increase in license revenues relates to a large deal which finalized during the quarter ended March 31, 2009 for additional licenses which did not require customized services and therefore the license revenue was recognized immediately as opposed to over an installation and deployment period.

License revenues increased by 22% during the nine months ended March 31, 2009, as compared to the corresponding period of the prior year. The increase in license revenues was due to the factor discussed immediately above.

Maintenance and Support Revenues

Maintenance and support revenues increased by 4% for the three months ended March 31, 2009 compared with the corresponding period of the prior year. The increase is mainly a result of a large software deal finalized during the three months ended March 31, 2009 which included maintenance and support revenue fees.

Maintenance and support revenues decreased by 6% for the nine months ended March 31, 2009, as compared to the corresponding period of the prior year. The decrease is a result of lower maintenance renewal amounts from the prior year period.

Services Revenues

Services revenue decreased by 32% for the three months ended March 31, 2009, as compared with the corresponding period of the prior year. The decrease in the three months ended March 31, 2009, was primarily related to the timing of services scheduled by our customers during the three months ended March 31, 2009 as compared to the corresponding period of the prior year, as well as a decline in bookings from the prior year as a result of the general decline in market demand.

Services revenue decreased by 14% for the nine months ended March 31, 2009, as compared to the corresponding period of the prior year. This decrease is a result of the decline in bookings from the prior year.

Other Key Revenue Metrics

The other key metrics utilized by the Company for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. For the third quarter of fiscal 2009, bookings were approximately $37.6 million, down $6.5 million, or 14.7%, from approximately $44.1 million for the third quarter of fiscal 2008. The second quarter fiscal 2009 bookings included a booking for an arrangement with a key customer for $8.0 million which was in discussions for a potential amendment until the third quarter of 2009. These discussions delayed the associated revenue recognition until the third quarter of fiscal 2009 instead of the second quarter of 2009. Backlog was approximately $198.0 million as of March 31, 2009, down from $234 million as of March 31, 2008. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 to 18 months, and is subject to our revenue recognition policy as described above in Note 1 to the condensed consolidated financial statements included in this report. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2009	2008		2009	2008
Cost of revenues:
License	$937	$2,094	-55%	$4,770	$6,457	-26%
Maintenance and support	4,232	5,193	-19%	13,008	17,185	-24%
Services	10,540	13,163	-20%	38,426	45,080	-15%

Total Cost of Revenues	$15,709	$20,450	-23%	$56,204	$68,722	-18%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2009	2008		2009	2008
Gross margin per related revenue category:
License	94%	85%		89%	82%
Maintenance and support	73%	65%		73%	66%
Services	16%	28%		25%	24%
Total Gross Margin	65%	56%		61%	53%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 55% during the three months ended March 31, 2009, compared with the corresponding period of the prior year. The decrease is attributable to the mix of products being sold, with a lower percentage of revenue being derived from products which contain third-party software royalty costs during the current year. Additionally, amortization of intangibles related to licenses decreased by $0.5 million from the corresponding period of the prior year due to certain assets becoming fully amortized. This decrease in turn improved our gross margin on license revenues.

Costs of license revenues decreased by 26% during the nine months ended March 31, 2009, compared to the corresponding period of the prior year. The decrease is attributable to the mix of products being sold, with a lower percentage of revenue being derived from products which contain third-party software royalty costs during the current year. Additionally, amortization of intangibles related to licenses decreased by $0.8 million from the corresponding period of the prior year due to certain assets becoming fully amortized. This decrease in turn improved our gross margin on license revenues.

Gross margin on license revenues for both the three and nine months ended March 31, 2009 improved over the prior year, primarily due to the increase in license revenues related to a large deal finalized during the quarter ended March 31, 2009 for additional licenses which had no third party components and therefore no associated royalty expense.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers.

Cost of maintenance and support decreased 19% during the three months ended March 31, 2009, as compared with the corresponding period of the prior year. The decrease in cost of maintenance and support revenues can be primarily attributed to a decrease in headcount due to the FY2008 Restructuring plan, which resulted in a decrease in labor costs of $0.6 million.

Cost of maintenance and support decreased 24% during the nine months ended March 31, 2009, compared to the corresponding period of the prior year. The decrease in cost of maintenance and support revenues can be primarily attributed to a decrease in headcount due to the FY2008 Restructuring plan. As of March 31, 2009 there were 77 employees compared with 88 employees, exclusive of Client Operations, as of March 31, 2008.

Maintenance and support gross margins during both the three and nine months ended March 31, 2009 have improved from the corresponding periods of the prior year, primarily due to the end of a lower-margin component of a customer support contract with a lower gross margin during the prior year periods.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 20% and 15% during the three and nine months ended March 31, 2009, respectively, as compared with the corresponding periods of the prior year. These decreases related to the decrease in services revenue of 32% and 14% in each respective period.

Services gross margins during the three months ended March 31, 2009 were lower than the corresponding period of the prior year as a result of an increase in the hours estimated to complete a large project which reduced the gross margin on the project being recorded in the quarter ended March 31, 2009.

Operating Expenses

Operating expenses decreased by 20% and increased by 25%, respectively, during the three and nine months ended March 31, 2009, as compared with the corresponding period of the prior year.

The following table represents operating expenses for the three and nine months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2009	2008		2009	2008
Operating expenses:
Research and development	$11,055	$13,337	-17%	$35,396	$38,110	-7%
Sales and marketing	9,931	15,696	-37%	30,707	51,239	-40%
General and administrative	7,810	7,496	4%	26,238	31,130	-16%
Restructuring and other related costs	5,061	5,852	-14%	7,391	7,388	0%
Amortization of intangible assets and goodwill impairment	4	26	-85%	59,573	80	N/A

Total Operating Expenses	$33,861	$42,407	-20%	$159,305	$127,947	25%

Percent of Revenues:
Research and development	25%	28%		25%	26%
Sales and marketing	22%	33%		21%	35%
General and administrative	17%	16%		18%	21%

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

During the three and nine months ended March 31, 2009, research and development costs decreased 17% and 7%, respectively, when compared with the corresponding periods in the prior year. When comparing the three months ended March 31, 2009 with the prior year’s corresponding period, the decrease is primarily attributable to the decrease in workforce as part of the FY2008 Restructuring plan. As of March 31, 2009 there were 182 employees versus 198 employees as of March 31, 2008, exclusive of Client Operations employees.

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

During the three and nine months ended March 31, 2009, sales and marketing costs decreased by 37% and 40%, respectively, compared with the corresponding periods in the prior year. When comparing the three and nine months ended March 31, 2009 with the prior year’s corresponding periods, the decrease is primarily attributable to the decrease in workforce as part of the FY2008 Restructuring plan, which collectively resulted in a decrease of $4.6 million and $17.3 million in salary, commissions and associated costs and allocations, respectively, as well as stock based compensation expense of $0.3 million and $1.7 million, respectively.

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

During the three and nine months ended March 31, 2009, general and administrative costs increased 4% and decreased 16%, respectively, compared with the corresponding periods in the prior year. The increase from the prior year in the three months ended March 31, 2009, can primarily be attributed to a reimbursement of $1.1 million of legal fees from our insurance carrier related to the stock option lawsuit in the corresponding period of the prior year, as well as a decrease in recoveries of bad debt expense of $0.4 million. These increases in expense were offset by a reduction of labor expenses during the same period.

The decrease from the prior year in the nine months ended March 31, 2009, can be attributed to the reduction in workforce from the FY2008 Restructuring plan, which resulted in a reduction in labor and related costs of $5.5 million, and in stock-based compensation of $1.5 million. These decreases in the nine month comparison were partially offset by a decrease in recoveries of bad debt expense of approximately $1.6 million. The recoveries of bad debt expense in the prior year was due to an improvement in the aging categories of our accounts receivable during that time.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended March 31, 2009, decreased by 14% over the same period in the prior year. This can be attributed to the fact that in the third quarter of fiscal 2008 the Company initiated the FY2008 Restructuring plan resulting in $5.9 million of charges related to employee termination benefits and accelerated depreciation, compared with the third quarter of fiscal 2009 when the Company initiated the FY2009 Restructuring plan which resulted in $4.7 million in charges related to employee termination benefits and facilities charges.

Restructuring and other related costs for the nine months ended March 31, 2009 remained consistent when compared with the same period in the prior year.

Refer to Note 10 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets and impairment of goodwill (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Amortizaion of intangible assets:
Developed and core technology	$642	$1,104	$2,836	$3,352
Customer contracts - licenses	—	10	10	282
Customer contracts - support	12	17	40	55
Workforce in place	4	26	56	80

Total amortization of intangible assets	658	1,157	2,942	3,769
Impairment of goodwill	—	—	59,517	—

Amortization of intangible assets and goodwill impairment	$658	$1,157	$62,459	$3,769

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

Interest Income

Interest income was approximately $0.5 million and $3.3 million, respectively, for the three and nine months ended March 31, 2009, as compared with $2.7 million and $9.1 million for the corresponding periods of the prior year. The decrease in interest income in the three and nine months ended March 31, 2009 can be attributed to lower interest rates and the utilization of $150.0 million of cash for repayment of our convertible subordinated notes in the first quarter of fiscal 2009.

Interest Expense

Interest expense was approximately $58 thousand and $1.1 million for the three and nine months ended March 31, 2009, as compared with $1.3 million and $3.7 million for the corresponding periods of the prior year. The majority of our interest expense related to our convertible subordinated notes issued in September 2003. All outstanding principal and interest was paid on September 9, 2008, which accounts for the decrease in interest expense from the prior year.

Other Expense, net

Other expense, net was approximately $2.7 million and $12.5 million, respectively, during the three and nine months ended March 31, 2009 and $2.5 million and $1.0 million, respectively, during the three and nine months ended March 31, 2008. Other expense, net for the nine months ended March 31, 2009 includes other-than-temporary impairments of $9.8 million recorded on certain investments, with no comparable charges in the corresponding period of the prior year. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The increase in the effective tax rate from continuing operations for the three months ended March 31, 2009 versus the three months ended March 31, 2008 is the result of lower losses from continuing operations reported for the three months ended March 31, 2009 in jurisdictions for which losses are not benefitable, primarily in the U.S.

The decline in the effective tax rate from continuing operations for the nine months ended March 2009 versus the corresponding period of the prior year is the result of a higher loss from continuing operations reported for the nine months ended March 31, 2009. This loss was due primarily to the $59.5 million impairment of goodwill in the second quarter of fiscal 2009, which was not benefited for tax purposes.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2009, we have foreign deferred tax assets recorded of approximately $4.5 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of March 31, 2009, we have approximately $0.3 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operations

During the fourth quarter of fiscal 2008, we sold our Client Operations to Purple Labs S.A. (“Purple Labs”), a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a note receivable of $5.8 million which was paid in July 2008. This note receivable is included in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008. Additionally, $4.2 million was placed in escrow by the purchaser for a period of one year to secure indemnification claims made by the purchaser, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. We elected not to exercise these warrants and they are no longer outstanding. During the first quarter of fiscal 2009, we met the terms of the earnout provision in the sale agreement and received $2.0 million which was recorded as an additional $2.0 million gain on sale of discontinued operation in our condensed consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. Transition services costs were recorded as incurred in Amounts receivable from sales of discontinued operations on the condensed consolidated balance sheet as of June 30, 2008.

We recognized a gain of $19.7 million in the fourth quarter of fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client Operations. In accordance with SFAS 144, the Client Operations financial results have been classified as a discontinued operation in our condensed consolidated statements of operations for all periods presented.

During the third quarter of fiscal 2006, we acquired Musiwave, S.A. (“Musiwave”), a leading provider of mobile music entertainment services to operators and media companies primarily in Europe. The Company committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results were classified as a discontinued operation in our condensed consolidated financial statements for all periods presented. The net assets associated with Musiwave were classified as “held-for-sale” from June 30, 2007 until their disposition on December 31, 2007.

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

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the third quarter of fiscal 2009. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a description of our facility leases and Note 10 in the notes to the condensed consolidated financial statements. We currently have subleased a portion of our unused facilities which will generate sublease income in aggregate of approximately $28.2 million through our fiscal year 2013.

In connection with our acquisition of WiderWeb, in addition to the original consideration paid for the purchase, we may pay contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount, if any, will be determined based upon the achievement of revenue-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the $4.0 million WiderWeb Earn Out was achieved and was added to goodwill on the condensed consolidated balance sheet at the time the contingency was resolved. There was no WiderWeb Earn Out recorded during the third quarter of fiscal 2009. The final amount of the WiderWeb Earn Out is subject to a review process which is expected to conclude by June 30, 2009 and may result in a change in the final amount of the WiderWeb Earn Out.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Letter of Credit

As of March 31, 2009, we had letters of credit outstanding against the revolving credit facility totaling $16.8 million, reducing the available borrowings on the revolving credit facility. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Line of Credit

On January 23, 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank to improve liquidity and working capital for us. No debt was outstanding under this agreement as of March 31, 2009. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the nine months ended March 31, 2009 and June 30, 2008 (in thousands):

	March 31, 2009	June 30, 2008	Percent Change
Working capital	$84,620	$80,926	5%
Cash and cash investments:
Cash and cash equivalents	$88,000	$196,150	-55%
Short-term investments	17,128	28,659	-40%
Long-term investments	15,562	34,782	-55%
Restricted cash and investments	988	17,679	-94%

Total cash and cash investments	$121,678	$277,270	-56%

	Nine Months Ended March 31,
	2009	2008
Cash used for operating activities	$(4,462)	$(39,643)
Cash provided by investing activities	$46,484	$133,698
Cash provided by (used for) financing activities	$(150,172)	$6

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received approximately $145.7 million from the issuance of our $150.0 million convertible subordinated notes during the fiscal year ended June 30, 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest due on the Company’s convertible subordinated notes totaling approximately $150.0 million, pursuant to the original terms of the agreement. In fiscal year 2008, we sold Musiwave and our Client Operations, resulting in $36.0 million of proceeds in fiscal year 2008 and $11.7 million in fiscal year 2009. We also entered into a $40.0 million revolving credit facility on January 23, 2009, of which we had $23.5 million available at March 31, 2009.

While we believe that our current working capital and anticipated cash flows from operations together with amounts available to us under credit facility, will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us.

If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash and investment portfolio in a manner designed to facilitate adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working capital

Our working capital, defined as current assets less current liabilities, increased by approximately $3.7 million, or 5%, from June 30, 2008 to March 31, 2009. The increase in working capital balances can primarily be attributed to the release of restricted cash of $16.8 million during the nine months ended March 31, 2009, partially offset by cash used for operations of $4.5 million and by the maturity of certain long term investments.

Cash used for operating activities

Cash used for operating activities decreased by $35.2 million during the nine months ended March 31, 2009, compared with cash used for operating activities in the corresponding period of the prior year. This decline in cash used can primarily be attributed to improved cash from net loss excluding non-cash items of $8.0 million, which was impacted by cost savings from our FY 2008 Restructuring plan, as well as an increase in working capital balances within operating assets and liabilities of $27.2 million.

Cash provided by investing activities

Net cash provided by investing activities during the nine months ended March 31, 2009 was $46.5 million, down $87.2 million from $133.7 million provided by investing activities during the nine months ended March 31, 2008. This change was primarily due to the $91.3 million decrease in proceeds from sales of short-term and long-term investments, net of purchases of investments during the same timeframe. Additionally, proceeds from the sale of discontinued operation, net, declined by $24.3 million, as the prior year’s period contained proceeds from the sale of Musiwave of $36.0 million, compared with only $11.7 million of proceeds related to the sale of the Client Operations. Partially offsetting these decreases was an increase in cash and investments of $16.5 million, as a restricted certificate of deposit that collateralized a lease became unrestricted during the third quarter of fiscal 2009.

Cash flows provided by (used for) financing activities

Net cash used for financing activities during the nine months ended March 31, 2009 was $150.2 million, compared with cash provided by financing activities of $6 thousand during the nine months ended March 31, 2008. This increase in cash used is due to the payment in September 2008 of the outstanding principal and interest due on the Company’s convertible subordinated notes of $150.0 million, pursuant to the original terms of the agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a)	Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange option contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in “Other expense, net” in the accompanying condensed consolidated statements of operations totaled $0.8 million and $1.6 million, respectively, for the three and nine months ended March 31, 2009. As of March 31, 2009, we have the following option contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	7,000	1.55	4/30/2009
AUD	2,700	1.56	4/30/2009
AUD	1,500	1.44	4/30/2009
BRL	400	2.30	4/30/2009
CAD	1,150	1.24	4/30/2009
EUR	1,230	0.78	4/30/2009
EUR	1,770	0.75	5/29/2009
GBP	400	0.70	4/30/2009
JPY	370,000	96.85	4/30/2009
JPY	30,000	98.27	5/29/2009

(b)	Interest Rate Risk

As of March 31, 2009, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $121.7 million compared to $277.3 million at June 30, 2008. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2009 (in thousands):

	Expected maturity for the year ending			Adjusted Cost Basis March 31, 2009 Total	Fair Value March 31, 2009 Total
	2009	2010	Thereafter
Enhanced Cash Money Market	$—	$715	$810	$1,525	$1,538
Corporate Bonds	5,027	9,341	2,117	16,485	16,143
Auction Rate Securities	—	—	13,192	13,192	12,774
US Government Agencies	—	2,235	—	2,235	2,235

	5,027	12,291	16,119	33,437	$32,690

Weighted Average Interest Rate			2.4%

Additionally, we had $1.0 million of restricted investments that were included within long-term restricted cash and investments on the condensed consolidated balance sheet as of March 31, 2009. $0.8 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 0.4% at March 31, 2009. There have been no significant changes in risk exposure since March 31, 2009.

As of March 31, 2009, $12.8 million in auction rate securities (“ARS”), recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results.

Certain ARS with an estimated fair value of $12.8 million were issued by nine different entities and are held by two investment firms on our behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. Two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. One ARS is related to federal education student loan programs. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded a $8.2 million other-than-temporary loss in the condensed consolidated statements of operations during the nine months ended March 31, 2009 related to these securities. As of March 31, 2009 these instruments were all rated A or AA by Standard and Poor’s and B3 to A1 by Moody’s and $19.2 million of the $24.9 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies. In April 2009, two of the Company’s ARS instruments were downgraded by Standard and Poor’s from A or AA to BBB. These investments are classified in long term investments at March 31, 2009.

Item 4.	Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Openwave have been detected.

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

The parties have agreed to a settlement, with the documents nearing completion. Under the settlement, the Openwave Defendants would not be required to make any cash payment in the settlement. The settlement is subject to Court approval, which cannot be assured. In the event the settlement is not approved, we intend to litigate the claims vigorously. We believe a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of March 31, 2009.

Government Investigations

On May 18, 2006, the Company received an informal notice from the Securities and Exchange Commission (“SEC”) advising that the SEC had commenced an informal inquiry into the Company’s stock option grants and options-granting practices and requested documents related to those stock options and practices. In June 2006, we received subpoenas from the United States Attorneys for the Northern District of California and the Southern District of New York, also requesting documents related to historic stock options and granting practices. We have cooperated with the SEC and the U.S. Attorneys in these matters. We have not received any recent communications from the U.S. Attorneys regarding these matters. On April 24, 2009, we received a letter from the SEC stating that the SEC’s “investigation has been terminated, and no enforcement action has been recommended.”

Shareholder Derivative Lawsuits

Between May 26, and July 25, 2006, seven substantially similar shareholder derivative actions were filed in California state and federal courts, purportedly on behalf of the Company, against various of the Company’s former and then-current directors and officers. The plaintiffs allege that the individual defendants mismanaged corporate assets and breached their fiduciary duties between 1999 and 2005 by authorizing or failing to halt the back-dating of certain stock options. The plaintiffs also allege that certain defendants were unjustly enriched by the receipt and retention of backdated stock options and that certain of the defendants sold Openwave stock for a profit while in possession of material, non-public information. Certain of the plaintiffs also allege that the Company issued false and misleading financial disclosures and proxy statements from 1999 through 2005 and that the individual defendants engaged in a fraudulent scheme to divert money to themselves via improper option grants. The complaints seek various forms of equitable relief (including, among other things, disgorgement of profits, rescission of options contracts, accounting and certain corporate governance reforms) as well as unspecified money damages. The Company is named as a nominal defendant in all of the actions. However, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.

On September 5, 2006, the California Superior Court for the County of San Mateo consolidated the three actions pending before it into a single action captioned In re: Openwave Systems Inc. Derivative Litigation (Consolidated Case No. CIV 455265) and appointed a lead plaintiff and lead plaintiff’s counsel. On September 29, 2006, the lead plaintiff filed a consolidated amended shareholder derivative complaint. The action seeks to have the defendants disgorge certain options they received, including the proceeds of the options exercised, treble damages for violations of Sections 25402 and 25403 of the California Corporations Code, punitive damages as well as certain equitable relief and attorneys’ fees and costs. On August 21, 2006, the individual defendants, joined by nominal defendant Openwave, filed a motion to stay the state court actions pending resolution of the federal actions. On December 12, 2006, the state court granted the defendants’ motion to stay. The court required the parties to attend periodic status conferences until the federal actions are resolved and permitted the plaintiffs in the state court actions to ask the court to lift the stay if circumstances change. On October 3, 2008, as a result of the judgment of dismissal entered on August 13, 2008 in federal actions, the Company filed a demurrer on the grounds that they are barred by the federal court’s judgment. On January 12, 2009, the court granted the demurrer. The plaintiff had thirty days to appeal the ruling. No appeal was filed.

Demand Letter

On March 12, 2008, the Company received a demand letter from an attorney purporting to represent two shareholders of the Company, Henry Sherupski and Manfred Hacker (the “Demand Letter”). The litigation proposed by the Demand Letter is substantially similar to that previously brought by the same and other purported shareholders in the above described federal shareholder derivative litigation in which the Court recently entered a judgment of dismissal. The Demand Letter requests that the Company commence litigation against certain individuals who currently serve or previously served as directors, officers, or employees of the Company, for alleged breach of fiduciary duty, waste, unjust enrichment, gross mismanagement, violations of California statute and other misconduct in connection with the Company’s stock option practices and public reporting of certain financial results during the periods fiscal year 1999 through fiscal year 2005. In response to the Demand Letter, as described above, the Board formed a special litigation committee to consider the plaintiffs’ demand. Following a thorough review, the special litigation determined, inter alia, that it was not in the Company’s best interest to bring or maintain any of the claims proposed in the Demand Letter or any of the claims pending in the consolidated state litigation. As a result of the special litigation committee investigation, a motion to terminate and dismiss the state derivative litigation was filed on November 13, 2008. The motion was never addressed and is moot in light of the demurrer of the state court action granted on January 12, 2009.

Securities Class Action

Between February 21, and March 27, 2007, four substantially similar securities class action complaints were filed in the United States District Court for the Southern District of New York against Openwave and four current and former officers of the Company. The complaints purport to be filed on behalf of all persons or entities who purchased

Openwave stock from September 30, 2002 through October 26, 2006 (the “Class Period”), and alleged that during the Class Period, the defendants engaged in improper stock options backdating and issued materially false and misleading statements in the Company’s public filings and press releases regarding the manner in which Openwave granted and accounted for the options.

On April 25, 2007, the Company and the individual defendants filed a joint motion to transfer the actions to the United States District Court for the Northern District of California, where the related shareholder derivative class actions were then pending. On May 18, 2007, the court entered an order consolidating the four securities class actions into a single action captioned In re: Openwave Systems Securities Litigation (Master File 07-1309 (DLC)), and appointed the lead plaintiff and lead plaintiff’s counsel. On June 14, 2007, the court entered an order denying the motion to transfer venue of the action to the Northern District of California.

On June 29, 2007, the plaintiffs filed a consolidated and amended class action complaint. The consolidated and amended complaint added 17 additional defendants, including several current and former Openwave officers and directors, KPMG LLP, and Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., and Thomas Weisel Partners LLC. The consolidated and amended complaint alleged claims for violation of Sections 10(b), 20(a) and 20(A) of the Exchange Act and Rule 10b-5, as well as claims for violation of Sections 11, 12(a)(2) and 15 of the Securities Act arising out of the Company’s 2005 public offering. The complaint sought money damages, equitable relief, and attorneys’ fees and costs.

On August 10, 2007, the defendants filed motions to dismiss the consolidated and amended class action complaint. On October 31, 2007, the court entered an order granting in part and denying in part the defendants’ motions to dismiss. The court granted the motions to dismiss claims asserted under the Securities Act as to all defendants against whom those claims were asserted, and granted the motion to dismiss the Exchange Act claims by certain of the officer and director defendants, but denied the motion to dismiss the Exchange Act claims asserted against Openwave and certain of the other director and officer defendants. As a result of the court’s decision, KPMG LLP, Merrill Lynch, Pierce, Fenner & Smith, Inc., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Thomas Weisel Partners LLC and certain of the Company’s former directors and officers were dismissed as defendants from the litigation. The Company and certain of its former officers and certain former and current directors remained as defendants.

The parties thereafter commenced discovery with respect to class certification and the merits. On June 23, 2008, the lead plaintiff filed a motion for class certification. On July 18, 2008, the Company filed its opposition to the lead plaintiff’s motion, and all of the individual defendants joined in that opposition.

On October 24, 2008, while the motion for class certification was pending and discovery was ongoing, the lead plaintiff and defendants reached an agreement to settle the action. On November 5, 2008, the court entered a preliminary order approving the settlement. On February 27, 2009, after a hearing concerning the proposed settlement and related matters, the court entered an order approving the settlement as fair, reasonable and adequate to the settlement class members and subsequently entered a final judgment. Pursuant to the terms of the settlement agreement, the Company contributed $5.0 million and the insurance carriers contributed $15.0 million to the settlement fund. This $20.0 million estimated liability was recorded in the fourth quarter of fiscal 2008, with a corresponding $15.0 million recorded in Insurance receivable for legal settlement on the consolidated balance sheet, and $5.0 million recorded in Legal settlement costs on the consolidated statement of operations.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal. The Plaintiff’s opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009. The Plaintiff’s reply brief is due on September 8, 2009. No amount is accrued as of March 31, 2009, as a loss is not considered probable or reasonably estimable.

Each of these matters was reported on in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, and in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2009

OPENWAVE SYSTEMS INC.

By:	/s/ Karen J. Willem
Karen J. Willem Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed August 2, 2007 (Commission No. 001-16703)).

10.1	Loan and Security Agreement dated as of January 23, 2009, between Silicon Valley Bank and Openwave Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed January 28, 2009 (Commission No. 001-16703)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.