Form 10-K
period 2009-06-30
OPENWAVE SYSTEMS INC
filed 2009-09-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54,144,518 as of December 31, 2008 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 83,498,603 shares of the registrant’s Common Stock issued and outstanding as of August 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2009 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our estimates with respect to future operating results. These forward-looking statements are merely predictions, not historical facts and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include the limited number of potential customers, highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed below under the subheading “Risk Factors” under Item 1A, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

PART I

Item 1.    Business.

Company Background

Openwave Systems Inc. (“Openwave”, “the Company”, “our”, “we” or “us”) is one of the world’s leading innovators of software applications and infrastructure designed to enable revenue-generating, personalized services, which converge the mobile and broadband experience across all devices.

Openwave software enables mobile and broadband service providers to increase the value of their networks by accelerating time to market and reducing the cost and complexity associated with new service deployment. Our unique product portfolio provides a complete range of service management, messaging and location technologies.

Currently, our product portfolio fits into the category of server software, which is integrated at the edge and core of operator networks. We serve the market with four product lines:

•

service management, formerly known as gateway, manages content and media with a platform and services that enhance the mobile internet experience, while evolving to proactive mediation in an effort to deliver greater value and relevance as all IP and next generation 4G networks become more prominent;

•

messaging enables enhanced, integrated mobile and broadband communications through converged, IP-based multimedia messaging products that help operators to increase revenue streams, reduce churn and attract new customers with minimum capital investment;

•	location enables high-accuracy location-based services through infrastructure and applications for both emergency and commercial location services; and

•

mobile analytics helps operators identify and proactively manage bandwidth allocation as well as make critical business decisions based on subscriber behaviors and trends by aggregating subscriber data and behavioral information across a variety of data sources, including on portal and open internet browsing, mobile email messaging, video and audio streaming, device type, demographics and location.

We continue to emphasize and invest in our service management, location and messaging platforms, and plan to continue development of new service enablers for our Integra platform. Openwave is also re-architecting certain products in its portfolio, specifically for the emerging markets, which the Company plans to sell through direct and channel partnerships. Our global customer base includes more than 70 of the world’s leading operators and more than 25 broadband service providers.

During fiscal 2009, we made significant progress to fortify our executive management team. On November 6, 2008, Openwave announced the appointment of Ken Denman as CEO, replacing interim CEO Bruce Coleman. We have also had other executive and board changes that occurred during fiscal 2009—see “Employees and Recent Executive Officer Changes” below.

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

Industry

Operating Environment and Trends

Historically, voice calls have represented the majority of consumers’ use of their mobile phones. The advent of the mobile web, with application stores, video, social networking on-the-go and the advent of smartphone devices such as the iPhone, has resulted in a significant increase in wireless data usage.

Mobile networks were built and managed on the underlying assumption of predictable consumption. Many networks are not ready to efficiently handle the increased mobile data usage. Although network equipment upgrades are inevitable; they are not necessarily immediate. Network operators are generally choosing a path to upgrade to the newest technology to increase capacity and gain a competitive advantage, but they are doing so incrementally, with minimal commitment and smaller capacity purchases. We believe many operators are moving too slowly to alleviate their capacity constraints as demand will continue to outpace the speed at which they can upgrade their networks.

Openwave’s software solutions are designed to help network operators derive additional value from their current network investments, by optimizing their existing network capacity.

Waves of Demand

Openwave has identified two substantial increases in data demand impacting our operator customers. The first is fueled by the increasing number of smartphone users. Despite relatively small market penetration, smartphones generate a disproportionately large amount of traffic across networks, especially with the advent of devices such as the iPhone. In developed regions as a whole, wireless network data traffic is expected to overtake voice traffic by 2010, and by 2015, data could account for 94% of total wireless network traffic from cellular customers. On the horizon, but approaching quickly, is a second wave of demand driven by an array of laptops, netbooks and other wireless-capable devices (not typically phones) that could overwhelm current mobile networks.

Ultimately, we believe this situation represents significant opportunity for Openwave to help our customers navigate the waves of mobile data demand headed in their direction. Our Integra mobile mediation platform is designed to help our customers manage, shape and smooth data traffic to address the bandwidth challenge. Our optimization tools allow an operator to leverage their present network investments and extend the life of their 3G networks, while our analytics platform is designed to help them better plan for future investment and capitalize on new revenue opportunities.

Key Trends

According to the Cisco Visual Network Index, mobile data traffic is expected to grow from one petabyte per month to one exabyte per month in half the time it took fixed data traffic to do so. From 2005 to 2012, mobile data traffic is forecasted to increase a thousand-fold. In the server software market we have witnessed the rise in popularity of both content and communications services, predominantly led by messaging services but increasingly open Internet browsing, social networking and Web 2.0 services.

Openwave’s messaging solutions are intended for our broadband, wireline and wireless customers who are looking to simplify and streamline the communications experience. According to a November, 2008 report by ABI Research “Evolution of SMS, MMS, IM, Voicemail, and Email in a Rapidly Changing Market,” mobile messaging services revenues will grow from $151 billion in 2008 to greater than $212 billion globally by 2013.

Within broadband communications we see platforms being redefined to support Web 2.0 services and online communities like social networks and blogs. New sources of revenue are emerging, such as advertising, M-commerce and more agile methods of monetizing subscriber intelligence (improved targeting). We are also seeing the growth of multimedia content being distributed through distinct communities (e.g. Twitpic).

As more consumers are using their devices to access and share new forms of content, via person-to-person communication or through social networks, we are working with carriers to help them increase access to both content on a carrier’s portal and open internet content. The mobile and web-based data market continues to experience growth with increased consumer use of services such as social networking, blogging, photo/video sharing and video streaming. The total number of mobile subscribers using social networks on a worldwide basis is nearly 50 million. ABI Research forecasts that the market will reach 174 million subscribers by 2011.

Products and Services

Openwave’s products are modular and based on open standards, providing our customers with the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology is designed to work on a diverse range of mobile devices and platforms regardless of the brand or the type of service that operators select to offer to their subscribers.

Our product portfolio includes offerings in the areas of server software which includes service management, mobile analytics, converged messaging products for mobile and broadband service providers and location application products for mobile operators. Our professional services group works with our customers during all stages of the implementation of wireless services. For financial information about our operating segment and geographic areas, see Note 6 to our Consolidated Financial Statements.

Server Software Products

Our server software products contain the foundational software required to enable internet connectivity to mobile phones and allow service providers to build compelling services for their subscribers. These products include:

Service Management (formerly Gateway)

•

Openwave’s platform, Integra, evolves the company’s Mobile Access Gateway (MAG) offering to include multi-protocol, multi-service support, designed to meet the needs of carriers who are moving from a Wireless Application Protocol (“WAP”) based content delivery model to a service delivery model that includes HTTP and RTSP protocols. This product is designed to help operators capture a greater share of the premium mobile content market and monetize off-portal content while simplifying network management. Integra is a modular platform that supports value-added service enablers which provides new revenue opportunities for operators and Openwave.

•

Accelerator is a service enabler for Integra that compliments existing optimization functions within Integra. Accelerator increases data transfer rates over wireless data networks while decreasing bandwidth consumption. The result is an optimized network: faster browsing speeds for the subscriber at a lower total cost for the operator.

•	Passport is a service enabler that is designed for mobile operators to tap into new revenue streams by offering subscribers on-demand, pay-as-you-go mobile internet access and personalized promotions.

•

OpenWeb is a service enabler that converts and reformats web pages for the mobile screen throughout a user session, on the fly. It also provides numerous service enhancements, including content filtering, device management, rich media transcoding, user billing and user authentication to improve operator control.

•

OpenStream is a service enabler that brings streaming and progressive downloading to mobile devices by providing real-time stream adaptation, so that the user experience can be tailored to device capabilities and operator requirements.

•

OpenMedia is a service enabler that improves web usability, increasing traffic and customer satisfaction by converting objects like MS Office documents and audio/video clips to a format suitable for mass-market handsets.

•

Guardian is a service enabler that gives mobile operators the power to protect their networks from viruses and security threats, and to protect their subscribers from inappropriate and unwanted content.

Messaging

•

Openwave Rich Mail is a PC-based Web 2.0 solution designed for carrier-scale deployment by broadband and mobile operators around the world. Rich Mail enables the enhancement of the messaging experience for consumers by offering a dynamic, feature-rich user experience and enables broadband and mobile operators to brand, personalize and monetize their messaging offerings.

•	Openwave Email Mx is the foundation of our messaging solution, delivering carrier-class messaging with scalability to serve wireline, wireless and ISP customers from a common platform.

•	Openwave Multimedia Messaging Services Center (MMSC) enables operators to offer highly differentiated and robust multimedia services, such as integrated photo and text messaging.

•	Openwave Edge Gx is designed to prevent messaging abuse before it gets into operators’ networks.

•	Openwave IP Voice Messaging suite of solutions allows mobile and broadband service providers to provide integrated and flexible IP Voicemail and Call Management services across networks and devices.

•

Openwave SmartCall is a suite of call management services that leverages operators’ core voice business to give subscribers more control over making and receiving calls. Smart Call services use messaging and call handling in real-time to let mobile, fixed-line and broadband subscribers decide how and when they want to communicate based on their availability, preferred mode (SMS, voice, MMS, etc.), current location and other personal factors.

•

Openwave Network Address Book is a key element in integrated messaging services for broadband and mobile service providers, allowing end-users to fully manage their contacts across services, devices and networks.

•	Openwave Directory is a proven and highly scalable central user data repository, allowing carriers to fully manage and share user information across applications.

Location

•

Openwave Location Manager—Commercial Edition (LM-CE) provides the foundation for commercial wireless location services, including navigation, fleet tracking and points of interest. It provides middleware to authorize a location request against business and subscriber privacy rules. LM-CE supports Control Plane (CDMA, GSM, WCDMA) and User Plane (V1, V2, SUPL) location, with roaming capabilities.

•	Openwave Location Manager—Emergency Edition (LM-EE) provides location for emergency voice calls in CDMA, GSM and WCDMA networks.

•

Openwave Location Express for GSM/UMTS—Location Express provides an easy-to-deploy, location-based infrastructure appliance that enables rapid entry into location-based services and is ideally suited for emerging markets. Location Express supports both basic and advanced location-based services (LBS) and is compatible with GSM/UMTS mobile phone and network standards.

Analytics

•

Mobile Analytics provides deep analytics and rich reporting for mobile devices, including feature phones, smartphones, netbooks and other mobile devices. Mobile Analytics is designed to help carriers better understand mobile data usage, across a variety of data sources, including on portal and open internet browsing, mobile email messaging, video and audio streaming, device type, demographics and location to provide a 360-degree view of their mobile subscriber base. Openwave Mobile Analytics also provides carriers insight into the operational aspects of their mobile broadband network, allowing them to control network operations more efficiently by optimizing present capacity and managing ongoing bandwidth demands.

Professional Services and Maintenance and Global Support Services

Our products and the networks in which they are deployed are complex. Openwave’s support and training services organization provides 24-hour maintenance and support services plus valuable consulting services. Our professional services team performs integration services relating to commercial launches of our technology, as well as services that are designed to improve the end-to-end consumer experience, increase user adoption of wireless services and create differentiation for operators. As of June 30, 2009, we had 210 employees in our professional services and maintenance and global support organizations.

Research and Product Development

Our ability to meet the customer’s expectations for innovation and enhancement depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make significant investments in research and product development. Our research and development expenses were $46.4 million, $50.8 million and $62.4 million for fiscal 2009, 2008 and 2007, respectively. As of June 30, 2009, we had 155 employees, compared with 182 employees as of June 30, 2008, engaged in research and product development activities. In addition, we outsource engineering work to overseas development centers, primarily in India.

Technology

Our success is dependent upon continued technological development and innovation. Our products are based on open standards, and we contribute to the development of such standards in the areas of mobile Internet protocols, messaging, mobile Internet technology and enabling technologies for 2.5G, 3G, and 4G networks.

Our technology is designed for deployment on very large-scale networks. Our customers require highly scalable systems, tools for monitoring and managing systems and other features specific to the size, scale and performance characteristics of their networks and service offerings.

Standards

We believe the growth and development of standards is key to our success and the success of our industry. Therefore, we take an active role in a number of industry standards organizations including the Open Mobile Alliance (“OMA”), the World Wide Web Consortium (“W3C”), and 3G Americas, among others. In addition, the Third Generation Partnership Projects (“3GPP” and “3GPP2”) which are the 3G standards organizations for the GSM represent strategic standards for our products.

Sales, Marketing and Customer Support

We sell our products through a direct sales force and, to a lesser extent, through third-party resellers. As of June 30, 2009, we had 188 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and resellers. Our customer support group focuses on performing maintenance and support. Our third-party resellers are strategic alliance partners including Alcatel-Lucent, IBM and Tech Mahindra.

International sales of products and services accounted for 46%, 53% and 47% of our total revenues for fiscal 2009, 2008 and 2007, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions. For further information regarding our segment revenue, geographic areas and significant customers, please refer to Note 6 of our Notes to Consolidated Financial Statements.

Our customers include mobile and broadband operators in North America, Latin America, Europe, Africa, the Middle East and the Asia-Pacific region. Sprint Nextel accounted for 27%, 23% and 23% and AT&T accounted for 17%, 11% and 9% of our total revenues in fiscal 2009, 2008 and 2007, respectively. No other customer accounted for 10% or more of our total revenues for fiscal 2009, 2008 and 2007.

Partners

In the second quarter of fiscal 2009, we announced a joint collaboration with Alcatel-Lucent to create pre-configured software solutions for service providers. The solutions will consist of Openwave’s service management products with advanced professional services from Alcatel-Lucent. The integrated solution is designed as a cost effective way for mobile operators and broadband providers to monetize the mobile and broadband internet services.

We continue to collaborate with other companies, including Sun, Oracle, McAfee and others which expand our reach and capabilities and maintain our company-wide focus on increasing customer satisfaction and improving the user experience.

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

Our competitors include:

•	wireless equipment manufacturers, such as Ericsson, Nokia Siemens Networks, and Huawei;

•	wireless messaging software providers, such as Comverse, Ericsson and LogicaCMG;

•	software providers, such as 724 Solutions, Critical Path, ByteMobile and Intrado;

•	service providers, such as E-Commerce Solutions and TCS;

•	computer system companies such as Microsoft;

•	providers of Internet software applications and content, electronic messaging applications and personal information management software solutions; and

•	antispam and antivirus providers such as Ironport.

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

Employees and Recent Executive Officer Changes

As of June 30, 2009, we had 590 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

On July 7, 2008, we announced the appointment of Karen Willem as senior vice president and chief financial officer. Also in July 2008, we announced the appointment of Alan Park as senior vice president, worldwide sales.

On November 6, 2008, Openwave announced the appointment of Ken Denman as CEO, replacing interim CEO Bruce Coleman.

During the third quarter of fiscal 2009, Openwave appointed two new members to its executive team, Martin McKendry and Bruce K. Posey. Mr. McKendry was named senior vice president of engineering and Mr. Posey was named senior vice president, general counsel and secretary. Openwave announced the appointment of David Nagel to our board of directors. With this appointment, Openwave’s Board is now composed of seven directors, six of whom are independent. Mr. Nagel was also appointed to serve as a member of the Compensation Committee.

During the fourth quarter of fiscal 2009, Openwave further strengthened its executive staff with the addition of John Giere as senior vice president of products and marketing. Mr. Giere has nearly 20 years of experience in management, marketing and business development.

Financial Information about Geographic Areas

For the Company’s financial information about geographic areas, please see Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

Our business is subject to a number of risks, many of which are described below. If any of the events described in these risks factors actually occur, our business, financial condition or results of operations could be materially and adversely affected, which would likely have a corresponding impact on the value of our common stock. Further, the risk factors described below could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risk factors should be reviewed carefully.

Risks Related to Our Business

We are in a product transition phase and we may not be able to adequately develop or market products.

We are in the process of selling our customers a migration to Openwave’s next generation software platforms and tools, and we may not be able to adequately develop or market these new products.

The market for our products and services is highly competitive, and the pace of technical innovation is high. We are expanding the functionality of our core mobile mediation and messaging platforms, and incorporating additional service enablers to sell a complete, integrated solution. Revenues from our legacy products are decreasing, and the successful customer migration onto our new platforms is critical to our business.

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel and AT&T accounted for approximately 27% and 17% of our total revenues during fiscal 2009, respectively. By virtue of their size and the significant portion of our revenue that we derive from these customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of June 30, 2009, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

More generally, while in the past we have primarily provided specific component sales, in the future we intend to provide more integrated and comprehensive software solutions for our carrier customers. We also intend to develop and license new products and to enter into new product markets. We may not be able to develop and license new products in accordance with our expectations, or at all, our new products may not be adopted by the primary carriers, or we may be unable to succeed in new product markets which, in any case, would have a material adverse affect on our business and operating results.

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

Historically, communications service providers have been relatively slow to implement new, complex services. In addition, communications service providers may encounter greater customer demands to support Internet-based services than they do for their traditional voice services. We have limited or no control over the pace at which communications service providers implement these new Internet-based services. The failure of communications service providers to introduce and support Internet-based services utilizing our products in a timely and effective manner could have a material adverse effect on our business and operating results.

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

In addition, the communications industry has experienced significant fluctuations in capital expenditures. Although the capital spending environment may have improved recently, we have recently experienced significant revenue declines from historical peaks as a result of spending contraction in our industry. If capital spending and technology purchasing by communication service providers do not continue to improve or decline, our revenue would likely decline substantially.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience who are integral in developing, marketing and selling our products.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued service of many of our current employees, including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant, especially in the San Francisco Bay Area in which we are located. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. Competitors and others have in the past, and, may in the future, attempt to recruit our employees. In the event of turnover within key positions, integration of new employees will require additional time and resources, which could adversely affect our business plan. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market. See “Item 1.-Business-Competition” for more information regarding the competition we face.

Our sales cycles are long, subjecting us to the loss or deferral of anticipated orders and related revenue.

Our sales cycle is long, often in excess of six months, and unpredictable due to the lengthy evaluation and customer approval process for our products, including internal reviews and capital expenditure approvals. Moreover, the evolving nature of the market for data services via mobile devices may lead prospective customers to postpone their purchasing decisions pending resolution of standards or adoption of technology by others. Additionally, consolidation among our customer base has led to extended approval reviews and delayed decisions. Accordingly, we may not close sales as anticipated during a given quarter which may lead to a shortfall in revenue or bookings we or securities analysts anticipated.

Our business is subject to the risks of international operations since we depend on international sales, and any decrease in international sales would adversely affect our operating results.

International sales accounted for approximately 46% and 53% of our total revenues for fiscal 2009 and 2008, respectively. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differing technology standards and pace of adoption, export restrictions on encryption and other technologies, increased competition by local, regional, or global companies, difficulties in collecting accounts receivable and longer collection periods, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Our primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally will lead us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, thereby limiting the benefit. As strengthening of foreign currencies may also increase our cost of product components denominated in those currencies. We have used derivative instruments, such as foreign exchange forward and option positions, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

Our customer contracts lack uniformity and often are particularly complex, which subjects us to business and other risks.

Our customers are typically large communications service providers. Their substantial purchasing power and negotiating leverage limits our ability to negotiate uniform business terms. As a result, we typically negotiate contracts on an individual customer-by-customer basis and sometimes determine to accept contract terms not favorable to us in order to close a transaction, including indemnity, limitation of liability, refund, penalty or other terms that expose us to significant risk. We may need to provide indemnification relating to third party components that we provide, and we may or may not have sufficient indemnification provisions from the third parties to fully cover for this risk. The lack of uniformity and the complexity of the terms of these contracts may also create difficulties with respect to ensuring timely and accurate accounting and billing under these contracts. If we are unable to effectively negotiate, enforce and accurately or timely account and bill for contracts with our key customers, our business and operating results may be adversely affected.

We rely on estimates to determine arrangement fee revenue recognition for a particular reporting period. If our estimates change, or our customers do not accept deliverables, future expected revenues could adversely change.

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

Demand for our technology depends on the operator maintaining a central role in the mobile value chain, not being circumvented by emerging players who offer services directly to subscribers.

Our products and services are currently sold almost exclusively for use by mobile and broadband operators. As the industry moves to more open standards, services and applications have emerged from content providers that bypass the mobile and broadband operator and are sold directly to consumers. The threat of operators being disintermediated could have a negative impact to our business, if Openwave does not diversify its customer base beyond the operator community and if the consumer uptake of these new services dilutes the operator’s customer relationship. For Openwave, the loss of operator control over the subscriber experience could threaten our ability to intermediate and add value, and ultimately, lessen demand for our products and services.

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers and make sales in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe and Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to prevent these practices by our employees, consultants, sales agents and resellers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we may be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, have required changes in corporate governance practices of public companies. Further, the U.S. Congress is currently contemplating passing additional laws that we believe will impose further costs upon public companies. We expect these new laws, rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We continue to evaluate and monitor developments with respect to these new laws and rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We face litigation risks that could have a material adverse effect on our company.

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

At June 30, 2009, we had investments totaling approximately $14.0 million in illiquid auction-rate securities. All of these investments carry a credit rating of AAA, B or BBB from one or more of the major credit rating agencies and all scheduled interest payments to-date have been made by the issuers. None of the auction rate securities held by us are mortgage-backed debt obligations. The securities represent rights to interest and principal paid by the issuer from their cash flows generated in conducting business. The majority of these illiquid auction-rate securities are insured against defaults of principal and interest by third party insurance companies.

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

Given the current illiquid conditions in the global credit markets and the refusal of broker-dealers to continue to support auctions of auction-rate securities, the auctions failed for these auction-rate securities and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction rate securities, the liquidity of our investment portfolio may continue to be impacted, and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition. We may similarly be required to record impairment charges if, among other conditions, the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could have a material adverse affect on our results of operations and our financial condition. We determined that the declines in the fair value of these investments as of September 30, 2008, December 31, 2008 and March 31, 2009, were other-than-temporary and recorded $4.4 million, $2.2 million and $1.6 million in impairment charges, respectively, on these illiquid auction rate securities based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. There may be further declines in the value of these investments. The market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

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

Our current credit agreement contains various covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.

Our current credit agreement contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

•	Incur debt;

•	Incur liens;

•	Redeem or prepay subordinated debt;

•	Make acquisitions of businesses or entities to sell certain assets;

•	Make investments, including loans, guarantees and advances;

•	Make capital expenditures beyond a certain threshold;

•	Engage in transactions with affiliates;

•	Pay dividends or engage in stock repurchases; and

•	Enter into certain restrictive agreements

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Our current credit agreement is secured by a pledge of all of our assets. If we were to default under our current credit agreement and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the current credit agreement. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

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

In particular, our customers often defer execution of our agreements until the last week of the quarter if they elect to purchase our products. Approximately 75%-80% of our quarterly bookings typically occurs in the last month of a quarter and the pattern for revenue generation during that month is normally not linear. Accordingly, we may not recognize revenue as anticipated during a given quarter when customers defer orders, delay the timing of our implementation services or ultimately elect not to purchase our products. Therefore, we could be in a position where we do not achieve our financial targets for a quarter and not determine this until very late in the quarter or after the quarter is over. As a result, our visibility into our revenue to be recognized for future periods is limited.

Our operating results could also be affected by general industry factors, including a slowdown in capital spending or growth in the telecommunications industry, either temporary or otherwise, disputes or litigation with other parties, and general political and economic factors, including an economic slowdown or recession, acts of terrorism or war, and health crises or disease outbreaks.

In addition, our operating results could be impacted by the amount and timing of operating costs and capital expenditures relating to our business and our ability to accurately estimate and control costs. Most of our expenses, such as compensation for current employees and lease payments for facilities and equipment, are largely fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. In this regard, our bookings may not be indicative of revenue that will be recognized in current or subsequent periods. Due to the foregoing factors, we believe period-to-period comparisons of our historical operating results may be of limited use. In any event, we may be unable to meet our internal projections or the projections of securities analysts and investors. If we are unable to do so, we expect that, as in the past, the trading price of our stock may fall dramatically.

Provisions of our corporate documents and Delaware law may discourage an acquisition of our business, which could affect our stock price.

Our charter and bylaws may inhibit changes of control that are not approved by our Board of Directors. In particular, our certificate of incorporation includes provisions for a classified Board of Directors, authorizes the Board of Directors to issue preferred stock without stockholder approval, prohibit cumulative voting in director elections and prohibit stockholders from taking action by written consent. Further, our bylaws include provisions that prohibit stockholders from calling special meetings and require advance notice for stockholder proposals or nomination of directors. In addition, we have adopted a stockholder rights plan such that, if a person or group acquires beneficial ownership of 15 % or more of our common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock, our stockholder rights plan provides for rights to be distributed as a dividend to certain of our stockholders of record. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prevents a person who becomes the owner of 15 percent or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. These provisions could have the effect of delaying or preventing changes in control or management.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we lease approximately 192,000 square feet in adjacent buildings under sublease agreements that terminate on June 29, 2013, with a one-time option to terminate one or both of the agreements on July 30, 2009. On July 30, 2009, we exercised our option for an early termination for one of these agreements for approximately 48,000 square feet of the 2000 Seaport Building. We also have other facility leases in other locations in the United States and throughout the world, including our former headquarters which comprises approximately 283,000 square feet and which is currently under a sublease that expires in April 2013. The future lease payments, net of sublease income, for our former headquarters is included in accrued restructuring costs in our consolidated balance sheet.

Item 3.    Legal Proceedings.

IPO securities class action

On November 5, 2001, a securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased shares of the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of its former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued by Credit Suisse First Boston, Hambrecht & Quist, Robertson Stephens, and Piper Jaffray. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On June 10, 2009, the Court entered a preliminary order approving the settlement, and set a hearing date to consider final approval for September 10, 2009. In the event the settlement is not approved, we intend to litigate the claims vigorously. We believe a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2009.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal is due on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals are due on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals are due on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals is due on November 17, 2009. No amount is accrued as of June 30, 2009, as a loss is not considered probable or reasonably estimable.

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

Stock price by quarter	High	Low
Fiscal year ended June 30, 2009:
First quarter	$1.56	$1.05
Second quarter	$1.19	$0.47
Third quarter	$0.97	$0.58
Fourth quarter	$2.39	$1.01
Fiscal year ended June 30, 2008:
First quarter	$6.53	$4.27
Second quarter	$5.11	$2.48
Third quarter	$2.72	$1.97
Fourth quarter	$2.85	$1.41

Holders

As of August 31, 2009 there were 555 holders of record of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index on June 30, 2004, and calculates the return quarterly through June 30, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect Musiwave and Client as discontinued operations, for fiscal 2009, 2008, 2007, 2006 and 2005 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2009	2008	2007	2006	2005
Selected Consolidated Statements of Operations Data:
Total revenues	$191,698	$200,877	$242,822	$296,336	$294,518
Total cost of revenues	74,900	89,403	110,112	97,258	93,646
Gross profit	116,798	111,474	132,710	199,078	200,872
Total operating expenses	190,911	176,634	257,853	235,676	278,703
Operating loss from continuing operations	(74,113)	(65,160)	(125,143)	(36,598)	(77,831)
Net loss from continuing operations	(87,505)	(64,856)	(112,131)	(30,272)	(87,278)
Discontinued operations:
Net income from discontinued operations, net of tax	(371)	6,804	3,462	35,508	24,504
Impairment on discontinued operations, net of tax	—	—	(87,968)	—	—
Gain on sale of discontinued operations	2,000	36,190	—	—	—
Total income (loss) from discontinued operations	1,629	42,994	(84,506)	35,508	24,504
Net income (loss)	$(85,876)	$(21,862)	$(196,637)	$5,236	$(62,774)
Basic and diluted net income (loss) per share:
Continuing operations	$(1.06)	$(0.79)	$(1.24)	$(0.37)	$(1.31)
Discontinued operations	$0.02	$0.52	$(0.94)	$0.43	$0.37
Basic and diluted net income (loss) per share	$(1.04)	$(0.27)	$(2.18)	$0.06	$(0.94)
Shares used in computing basic and diluted net income (loss) per share	82,956	82,465	90,246	82,231	66,650

	As of June 30,
	2009	2008	2007	2006	2005
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and restricted cash and short-term investments	$109,082	$224,851	$242,705	$424,424	$235,804
Long-term investments and restricted cash and investments	17,618	52,419	37,944	81,140	50,202
Total assets	208,367	504,744	548,287	919,831	543,574
Total assets of discontinued operations	—	—	53,691	148,598	—
Convertible subordinated debt, net	—	149,842	149,017	148,193	147,367
Total stockholders’ equity	$72,696	$154,015	$170,252	$539,595	$153,911

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other than under the heading “Discontinued Operations,” the following discussion regards continuing operations only, and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed in the Risk Factor section contained above in Item 1A.

Our total revenues decreased by $9.2 million, or 5%, from $200.9 million for fiscal 2008, to $191.7 million for fiscal 2009. The decrease in revenues primarily relates to a decrease of $9.6 million in our services revenues in fiscal 2009 from fiscal 2008. The decrease in revenues was also due to the reduction in bookings during fiscal 2009, to $155.3 million from $207.1 million for fiscal 2008. The decrease in bookings relates to a general decrease in demand from several of our largest mobile operator customers who have been exercising more cautious purchasing patterns. Bookings fluctuate from quarter to quarter and do not necessarily create an immediate corresponding impact on revenues. For example, bookings were $29.3 million, $39.3 million, $37.6 million and $49.1 million during the first, second, third and fourth quarters of fiscal 2009, respectively. Revenues during the first, second, third and fourth quarters of fiscal 2009, were $51.0 million, $48.1 million, $44.7 million and $47.9 million, respectively.

Our total operating expenses increased by $14.3 million, or 8%, from $176.6 million for fiscal 2008, to $190.9 million for fiscal 2009. Excluding the impact of the goodwill impairment charge of $59.5 million that was recorded during the second quarter of fiscal 2009 (see “Critical Accounting Policies and Judgments” below), operating expenses declined by $45.2 million, or 26%, from the prior year. This decline can be attributed to lower labor costs and stock based compensation expense as a result of our FY 2008 and FY 2009 Restructuring Plans, as discussed in further detail under Summary of Operating Results below.

As of June 30, 2009, we had 590 employees, as compared to 657 employees as of June 30, 2008.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve Management’s judgment and estimates. These significant accounting policies are:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Impairment assessment of goodwill and identifiable intangible assets;

•	Stock-based compensation;

•	Valuation of investments; and

•	Restructuring-related assessments.

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2 Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognize revenue when all of the following criteria are met, as set forth in SOP No. 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is probable.

In addition to a signed arrangement, a purchase order from the customer is required in order to satisfy the evidence of arrangement criteria. Purchase orders received on or prior to the end of a quarter would be eligible for revenue recognition. Lack of a valid purchase order from the customer would constitute an incomplete arrangement and revenue on the order is deferred until a valid purchase order is received. Customers who notify the Company that they do not issue purchase orders in their normal course of business, or have previously provided a letter in lieu of a purchase order, are exempt from the purchase order requirement and would not be subject to revenue deferral.

One of the critical judgments that we make is the assessment that “collectability is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. Revenue on arrangements deemed not probable for collection which are subsequently deemed probable for collection is recognized in the period of the change in the assessment of collectability, which is generally when cash is collected but may be earlier, provided all other revenue recognition criteria have been satisfied.

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

When services are considered essential to the functionality of the software contracts, the contracts are accounted for under SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). We believe we are able to reasonably estimate, track, and project the status of completion of a project, and therefore use the percentage of completion method as our primary method for recognizing revenue. We also consider customer acceptance our criteria for substantial completion. Use of estimates requires management to make judgments to estimate the progress to completion (see Item 1A, Risk Factors). Certain contracts contain refund and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and considers the customer’s assessment, if communicated.

In certain arrangements that require SOP 81-1 contract accounting, we sell maintenance and support for which there is no Vendor Specific Objective Evidence (“VSOE”) of fair value. In such arrangements, we apply the completed contract method, recognizing all arrangement fee revenue ratably over the maintenance and support period commencing when maintenance and support is the only remaining undelivered revenue element. Certain arrangements permit the customer to pay us maintenance and support fees based only on the number of active subscribers using our software product, rather than the total number of subscribers committed to by the customer under the license agreement. Such arrangements cause an implied maintenance and support obligation for us relating to unactivated subscribers. In these cases, we defer revenue equal to the VSOE of fair value of maintenance and support of the total commitment for the estimated life of the software. This additional deferral of maintenance and support revenue results in a smaller amount of residual license revenues to be recognized upon delivery. Additionally, under arrangements accounted for under SOP 81-1, we allocate revenue to services based on VSOE of fair value with the residual amount being allocated to license revenues.

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

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size and aging of the accounts receivable portfolio, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all customer receivables to determine if a specific reserve is needed, based on our knowledge of the customer’s ability to pay. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, a specific allowance would be made. When a customer receivable is specifically identified as uncollectible, the customer receivable is reduced by the customer’s deferred revenue balance resulting in the net specific reserve, and we discontinue recognition of revenue from that customer until and to the extent cash is received from the customer. In addition, we maintain a general reserve for all other receivables not included in the specific reserve that is determined based upon several factors including our historical collection experience, customer concentrations, customer credit worthiness and current economic trends.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of June 30, 2009, the accounts receivable balance was $31.1 million, net of the allowance for doubtful accounts of $1.3 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable was 4%, 3% and 5% in fiscal 2009, 2008 and 2007, respectively. Based on our results for fiscal 2009, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $0.3 million.

Impairment Assessments of Goodwill and Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, a decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs.

With the adoption of SFAS 142, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142.

We continually monitor events and changes in circumstances that could indicate the carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets, pursuant to SFAS 144.

During fiscal 2009, Openwave’s stock price has been negatively impacted by deterioration in the overall economic environment, particularly in the second and third quarters of fiscal 2009. This deterioration has contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. This change increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of the Company’s common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, pursuant to SFAS 142, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on our consolidated balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities were written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on our cash balances or liquidity.

Also as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, we reviewed our acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and did not find any indication of impairment. The unamortized balance of acquired intangible assets was $3.9 million at June 30, 2009. We also reviewed our fixed assets and pursuant to SFAS 144 did not find any indication of impairment.

During fiscal 2007 we recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million as a result of the planned disposition of Musiwave. This impairment charge is recorded in Impairment of assets of discontinued operations, net of tax, on the consolidated statement of operations. The intended sale of Musiwave triggered an evaluation of the carrying value of the goodwill, as well as the carrying value of the associated intangibles. Since Musiwave was never fully integrated with Openwave and the product and sales synergies were never achieved, the carrying amount of the goodwill acquired with Musiwave was allocated solely to Musiwave and evaluated for impairment in connection with the planned sale. After considering the estimated sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the implied fair value of the goodwill allocated to Musiwave.

Stock-based Compensation

Stock-based compensation is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payments” (“SFAS 123R”), which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in the market traded options on Openwave common stock when appropriate. During fiscal 2009, implied volatility has not been utilized in our valuation of options granted due to the lack of option contracts with a strike price similar to our stock option grants. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. Our expected term of options granted is derived from actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options.

Valuation of Investments

As of June 30, 2009, $14.0 million in auction rate securities (“ARS”), recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon lack of recent auction results. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded an other-than-temporary loss in the consolidated statements of operations of $8.2 million and $3.5 million during fiscal 2009 and 2008, respectively, related to these securities.

Restructuring-related Assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. When stock-based grants are modified in connection with a restructuring, the amount of stock-based compensation associated with the modified portion of the grant which would not have vested otherwise, is charged to restructuring expense. These modifications are generally an acceleration of vesting which forego the original requirement to vest over future employment. In fiscal 2007 we had $4.5 million charged to restructuring which was associated with modification of stock option grants. See Note 2 to our Consolidated Financial Statements for the details of stock-based compensation charge.

Summary of Operating Results for Fiscal 2009, 2008 and 2007

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

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry segment. Two customers, Sprint Nextel and AT&T, during fiscal 2009, 2008 and 2007 accounted for over 10% of revenues. No other customer accounted for 10% or more of total revenues for fiscal 2009, 2008 and 2007.

	% of Total Revenue for Fiscal Year ended June 30,
	2009	2008	2007
Customer:
Sprint Nextel	27%	23%	23%
AT&T	17%	11%	9%

The increase in revenue from AT&T reflects a large purchase of additional licenses recorded in the third quarter of fiscal 2009.

As reflected in the table above, we have derived a substantial portion of our revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved. Any change in our business relationship with Sprint Nextel or AT&T could have an adverse impact on our financial results and stock price.

The following table presents the key revenue information for fiscal 2009, 2008 and 2007, respectively (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2009 from FY 2008	Percent Change FY 2008 from FY 2007
	2009	2008	2007
Revenues:
License	$57,956	$50,272	$63,524	15%	-21%
Maintenance and support	63,940	71,240	74,111	-10%	-4%
Services	69,802	79,365	105,187	-12%	-25%

Total revenues	$191,698	$200,877	$242,822	-5%	-17%

Percent of revenues:
License	30%	25%	26%
Maintenance and support	33%	35%	31%
Services	37%	40%	43%

Total revenues	100%	100%	100%

License Revenues

License revenues increased by $7.7 million, or 15%, during fiscal 2009 as compared with fiscal 2008. The increase in license revenues includes a large deal which finalized during the third quarter of fiscal 2009 for additional licenses which did not require customized services and therefore the license revenue was recognized immediately as opposed to over an installation and deployment period.

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

Maintenance and Support Revenues

Maintenance and support revenues decreased by $7.3 million, or 10% during fiscal 2009 as compared with fiscal 2008. The decrease in maintenance and support revenues was primarily due to lower renewal values due to cancellations and lower negotiated amounts, as well as some non-renewal decisions by customers, especially in Europe, the Middle East and Africa (“EMEA”).

Maintenance and support revenues decreased by $2.9 million, or 4% during fiscal 2008 as compared with fiscal 2007. This decrease was due to the decrease in license bookings during fiscal 2008, as well as lower volume of maintenance and support renewals from existing customers.

Services Revenues

Services revenue decreased $9.6 million, or 12%, during fiscal 2009 as compared with fiscal 2008. The decrease is a result of the decline in bookings from the prior year.

Services revenue decreased $25.8 million, or 25%, during fiscal 2008 as compared with fiscal 2007. This is a result of the 13% decrease in bookings during the same period, which impacted services revenues more than licenses and maintenance and support.

Other Key Revenue and Operating Metrics

The other key metrics reviewed by our CEO for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new contracts executed during a period. We define backlog as the aggregate value of all existing contracts less revenue recognized to date. For fiscal 2009, bookings were approximately $155.3 million, down 25%, or $51.8 million, from approximately $207.1 million for fiscal 2008. These bookings resulted in a backlog of approximately $197.0 million as of June 30, 2009, down $44.8 million from $241.8 million as of June 30, 2008. The decline in bookings and backlog in fiscal 2009 when compared with fiscal 2008 can primarily be attributed to the general economic downturn. Bookings related to royalty or usage contracts are recognized concurrently with the related revenue and therefore do not impact backlog. Bookings from prior quarters that are cancelled reduce backlog in the period of such cancellation. Revenue resulting from bookings is generally recognized over the subsequent 12 or 18 months, and is subject to our revenue recognition policy as described above under Critical Accounting Policies.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for fiscal 2009, 2008, and 2007, respectively (in thousands):

	Year ended June 30,			Percent Change FY 2009 from FY 2008	Percent Change FY 2008 from FY 2007
	2009	2008	2007
Cost of Revenues:
License	$5,502	$8,386	$9,166	-34%	-9%
Maintenance and Support	17,094	21,760	24,170	-21%	-10%
Services	52,304	59,257	76,776	-12%	-23%

Total cost of revenues	$74,900	$89,403	$110,112	-16%	-19%

Cost as a percent of related revenues:
License	9%	17%	14%
Maintenance and support	27%	31%	33%
Services	75%	75%	73%
Gross margin per related revenue:
License	91%	83%	86%
Maintenance and Support	73%	69%	67%
Services	25%	25%	27%

Total gross margin	61%	55%	55%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Cost of license revenues during fiscal 2009 decreased by $2.9 million, or 34%, as compared with fiscal 2008. The decrease is attributable to the mix of products being sold, with a lower percentage of revenue being derived from products which contain third-party software royalty costs during the current year. Additionally, amortization of intangibles related to licenses decreased by $1.5 million from the corresponding period of the prior year due to certain assets becoming fully amortized. This decrease in turn improved our gross margin on license revenues.

Cost of license revenues during fiscal 2008 decreased by $0.8 million, or 9%, as compared with fiscal 2007. The decrease was attributable to the decrease in license revenues over the same period, offset by changes in sales mix. Additionally, certain royalties are amortized over the period products are licensed to us as opposed to on a sell-through basis, therefore the cost of royalties under these arrangements do not decrease proportionately with license revenues.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support revenues during fiscal 2009 decreased by $4.7 million, or 21%, as compared with fiscal 2008. The decrease in cost of maintenance and support revenues can be primarily attributed to a decrease in headcount due to the FY2008 Restructuring Plan. As of June 30, 2009 there were 71 employees compared with 81 employees, exclusive of Client operations, as of June 30, 2008.

Cost of maintenance and support revenues during fiscal 2008 decreased by $2.4 million, or 10%, as compared with fiscal 2007. The decrease in cost of maintenance and support revenues can primarily be attributed to a decrease in headcount from the prior year.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale and related overhead. Historically, hardware purchased for resale has been an insignificant component of revenues. For fiscal 2009, hardware comprises less than 10% of our total revenues.

Services costs decreased by $7.0 million, or 12%, in fiscal 2009 as compared with the prior fiscal year. The decrease in cost of services for fiscal 2009 versus the prior year is related to the decrease in services revenue of 12%.

Services costs decreased by $17.5 million, or 23%, in fiscal 2008 as compared with the prior fiscal year. The decrease in cost of services for fiscal 2008 versus the prior year was related to the decrease in services revenue of 25%. Costs of services did not decrease as much as services revenue decreased due to certain fixed services costs, such as allocated infrastructure costs, as well as costs of management, that continue regardless of revenue recognized, which had an unfavorable impact on our services gross margins.

Operating Expenses

During fiscal 2009, our total operating expenses increased by $14.3 million, or 8%, from fiscal 2008. Overall, excluding the impact of the goodwill impairment charge of $59.5 million that was recorded during the second quarter of fiscal 2009 (see “Critical Accounting Policies and Judgments” above), operating expenses continue to decline, from $176.6 million in fiscal 2008 to $131.4 million in fiscal 2009. This decline can be attributed to lower labor costs and stock based compensation expense as a result of our FY 2008 Restructuring Plan. As of June 30, 2008, we had 657 employees, exclusive of employees related to our Client operations that we sold in the fourth quarter of fiscal 2008. As of June 30, 2009, we had 590 employees. Additionally on March 31, 2009, we announced another restructuring plan (“FY2009 Restructuring Plan”). The purpose of the FY2009 Restructuring Plan is to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. Implementation commenced in the fourth quarter of fiscal 2009 and accordingly savings in fiscal 2009 have not been significant.

During fiscal 2008, our total operating expenses decreased by $81.2 million, or 31%, from fiscal 2007. The decrease in our operating expenses was primarily a result of our continuing efforts to streamline our business, including through our restructuring plan implemented in the fourth quarter of fiscal 2007 (“FY2007 Q4 Restructuring Plan”). These efforts resulted in overall decreases in operating expenses as shown below in research and development, sales and marketing, and general and administrative expenses, as well as restructuring expenses which were $29.2 million in fiscal 2007. On March 31, 2008, we announced another restructuring plan (“FY2008 Restructuring Plan”). Implementation commenced in the fourth quarter of fiscal 2008 and accordingly savings in fiscal 2008 have not been significant.

The following table represents operating expenses for fiscal 2009, 2008 and 2007, respectively (in thousands):

	Fiscal Year ended June 30,
	2009	Percent Increase (Decrease)	2008	Percent Increase (Decrease)	2007
Research and development	$46,422	-9%	$50,759	-19%	$62,439
Sales and marketing	42,474	-35%	65,174	-30%	93,527
General and administrative	32,777	-30%	46,954	-30%	67,060
Legal settlement cost	—	-100%	5,000	—	—
Stock option review and related costs	—	—	—	-100%	6,782
Restructuring and other costs	9,665	12%	8,641	-70%	29,224
Amortization of intangible assets and goodwill impairment	59,573	N/A	106	-2%	108
Gain on sale of technology and other	—	—	—	-100%	(1,287)

Total operating expenses	$190,911	8%	$176,634	-31%	$257,853

Percent of revenues
Research and development	24%		25%		26%
Sales and marketing	22%		32%		39%
General and administrative	17%		23%		28%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

During fiscal 2009, research and development costs decreased $4.3 million compared with the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our FY2008 Restructuring Plan, which resulted in cost savings throughout fiscal 2009. As of June 30, 2009 we had 155 employees engaged in research and development activities, versus 182 employees as of June 30, 2008, exclusive of Client operations employees.

During fiscal 2008, research and development costs decreased $11.7 million compared with the prior year. This decrease was a result of our continuing efforts to streamline our business, including through our FY2007 Q4 Restructuring Plan. The year over year decrease in workforce resulted in decreases of $7.1 million in labor and associated costs, $0.7 million in stock-based compensation and $3.2 million in departmental allocations.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses and related facility costs for our sales and marketing personnel and amortization of customer relationship intangibles. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials and other market development programs.

Sales and marketing expenses decreased by $22.7 million during fiscal 2009 as compared with fiscal 2008. The decrease is primarily attributable to the decrease in workforce as part of the FY2008 Restructuring Plan and resulted in a decrease of $20.2 million in labor and associated costs and allocations and a $1.8 million decrease in stock-based compensation.

Sales and marketing expenses decreased by $28.4 million during fiscal 2008 as compared with fiscal 2007. The decrease was primarily attributable to the decrease in workforce as part of the FY2007 Q4 Restructuring Plan and resulted in a decrease of $20.0 million in labor and associated costs and a $4.4 million decrease in stock-based compensation. Marketing costs and professional fees also decreased by $2.0 million as we continued to focus on streamlining the business.

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

General and administrative expenses decreased by approximately $14.2 million in fiscal 2009 as compared with fiscal 2008. This decrease from the prior year can primarily be attributed to the reduction in workforce from the FY2008 Restructuring Plan, which resulted in reductions in labor and related costs of $6.6 million. We also experienced lower stock-based compensation of $1.6 million, mainly due to the lower stock price and the lower number of grants during fiscal 2009. Professional fees expense declined during fiscal 2009 by $6.1 million, primarily due to decreased legal and accounting fees associated with the stock option lawsuits and special investigations.

General and administrative expenses decreased by approximately $20.1 million in fiscal 2008 as compared with fiscal 2007. This decrease from the prior year can be attributed to the reduction in workforce from the FY2007 Q4 Restructuring Plan, which resulted in reductions in labor and related costs of $13.6 million. We also experienced lower stock-based compensation of $3.9 million, mainly due to the lower stock price and the lower number of grants during fiscal 2008. Bad debt expense declined during fiscal 2008 by $4.8 million, primarily due to improved accounts receivable aging. These decreases were offset by a $1.7 million increase in costs for existing facilities, primarily as a result of increased common area maintenance costs.

Legal Settlement

On October 24, 2008, the Company and the lead plaintiff reached an agreement to settle the Securities Class Action, subject to court approval. On February 27, 2009, after a hearing concerning the proposed settlement and related matters, the court entered an order approving the settlement as fair, reasonable and adequate to the settlement class members and subsequently entered a final judgment. Pursuant to the terms of the settlement agreement, the Company contributed $5.0 million and the insurance carriers contributed $15.0 million to the settlement fund. This $20.0 million estimated liability was recorded in the fourth quarter of fiscal 2008, with a corresponding $15.0 million recorded in Insurance receivable for legal settlement on the consolidated balance sheet, and $5.0 million recorded in Legal settlement costs on the consolidated statement of operations.

Stock Option Review and Associated Costs

During the fourth quarter of fiscal 2006, the Board of Directors formed a special committee to investigate an informal request the Company received from the SEC regarding our historical stock option practices. As a result of the findings of the special committee, we remeasured certain stock option grants which resulted in additional stock-based compensation and associated payroll tax expense for fiscal 2000 through 2005. During this process, we incurred $6.8 million in additional professional fees, in particular related to legal and audit expenses during fiscal 2007.

Restructuring and Other Costs

Restructuring and other costs increased by $1.0 million in fiscal 2009 as compared with fiscal 2008. In fiscal 2009 we incurred $1.5 million in facility, accelerated depreciation and facility exit costs, net of adjustments to employee charges, under the FY2008 Restructuring Plan. Partially offsetting these new charges, was a decrease in facilities related accretion of $0.3 million and a $0.3 million decline in new restructuring plan charges when comparing the FY2009 Restructuring Plan and the FY2008 Restructuring Plan.

Restructuring and other costs decreased by $20.6 million in fiscal 2008 as compared with fiscal 2007. This decrease can be attributed to the restructuring plans implemented in fiscal 2007 that resulted in charges of approximately $26.8 million in fiscal 2007, versus only $6.9 million in new restructuring charges in fiscal 2008 relating to the FY2008 Restructuring Plan.

Amortization of Intangible Assets and Goodwill Impairment

Amortization of intangible assets for fiscal 2009, 2008 and 2007 was (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Amortization of intangible assets:
Developed and core technology(a)	$3,245	$4,455	$3,986
Customer contracts—licenses(a)	21	288	412
Customer contracts—support(b)	40	72	51
Workforce in place(c)	56	106	108

Total amortization of intangible assets	3,362	4,921	4,557
Impairment of goodwill(d)	59,517	—	—

Amortization of intangible assets and goodwill impairment	$62,879	$4,921	$4,557

(a)	Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our consolidated statements of operations.
(b)	Amortization of customer contracts for support is included in cost of revenues—maintenance and support.
(c)	Amortization of workforce in place is included in operating expenses.
(d)

Openwave’s stock price has been negatively impacted by deterioration in the overall economic environment, particularly in the second and third quarters of fiscal 2009. This deterioration has contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. This change increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of our common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, pursuant to SFAS 142, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company, which has one reporting unit. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009, which was classified as Amortization of intangible assets and goodwill impairment in our consolidated statement of operations.

Identified intangible assets are amortized on a straight-line basis over two to five years.

Gain on Sale of Technology and Other

In fiscal 2006, we sold certain intellectual property relating to a non-core product. During fiscal 2007, proceeds of $1.3 million which were previously held in escrow were received by us and recorded in Gain on sale of technology and other.

Interest Income

Interest income totaled $3.6 million, $11.1 million, and $21.9 million for fiscal 2009, 2008 and 2007, respectively. The decrease in interest income for fiscal 2009, compared with the prior year can be attributed to the utilization of $150.0 million of cash for repayment of our convertible subordinated notes in the first quarter of fiscal 2009, as well as to lower interest rates.

The decrease in interest income for fiscal 2008, compared with the prior year can be attributed to the reduction in interest-earning investments due to the $100.0 million stock repurchase program which we funded during the three months ended March 31, 2007 and the $99.4 million cash dividend paid in June 2007.

Interest Expense

We incurred interest expense during fiscal 2009, 2008, and 2007 of $1.2 million, $5.0 million, and $5.0 million, respectively. The majority of our interest expense relates to our convertible subordinated notes issued in September 2003. All outstanding principal and interest was paid on September 9, 2008, which accounts for the decrease in interest expense in fiscal 2009 from the prior year.

Other Income (Expense), net

Other income (expense), net totaled $(12.8) million, $(2.4) million, and $1.3 million for fiscal 2009, 2008 and 2007, respectively. The balance for fiscal 2009 primarily relates to other-than-temporary impairments of $9.8 million recorded on certain investments, with no comparable charges in the corresponding periods of the prior years. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense totaled $3.0 million, $3.3 million, and $5.2 million for fiscal 2009, 2008 and 2007, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Fiscal 2009 tax expense was $0.3 million lower than the prior year primarily due to reduced foreign income taxes. Fiscal 2008 tax expense was $1.9 million lower than the prior year due to reduced foreign withholding taxes which fluctuates from year to year based on both the geographical mix of our revenue, as well as the timing of the revenue recognized. The adoption of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), in fiscal 2008 had no significant impact on income tax expense.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of certain foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.5 billion and $819.8 million, respectively.

Discontinued Operations

During fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company on June 27, 2008 and a note receivable of $5.8 million which was due and paid in July 2008. This note receivable is included in Notes receivable from sales of discontinued operations in the consolidated balance sheet as of June 30, 2008. Additionally, $4.2 million was placed in escrow by Purple Labs until September 2009 to secure indemnification claims made by Purple Labs, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. The Company elected not to exercise these warrants and they are no longer outstanding. During the first quarter of fiscal 2009, the Company met the terms of the earnout provision in the sale agreement, and received $2.0 million that was recorded as an additional $2.0 million gain on sale of discontinued operation in the consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. The costs and the related reimbursements of the transition services were recorded in operating expenses. An immaterial margin on these services was realized. The net impact of the transition services and related reimbursement was immaterial to all categories in the consolidated statement of operations for all periods presented. Transition services costs were recorded as incurred in Notes receivable from sales of discontinued operations in the consolidated balance sheet as of June 30, 2008.

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

During the fourth quarter of fiscal 2007, the Company recorded an impairment charge of $7.0 million to intangible assets and $81.0 million to goodwill, respectively, in impairments of assets of discontinued operations, net of tax in the consolidated statements of operations. On December 31, 2007, the Company sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow for a period of one year to secure indemnification claims, if any, made by the purchaser. The Company received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros, and is included in Notes receivable from sales of discontinued operations in the consolidated balance sheet as of June 30, 2008. In December 2008, Microsoft made claims against the escrow in excess of $4.6 million and therefore the funds were not released from escrow. On July 7, 2009, the parties agreed to release $148,000 from the escrow to Microsoft and $1,072,281 to the Company. On

August 27, 2009, the Company entered into a Settlement Agreement and Release with Microsoft, pursuant to which the parties agreed to release $1,000,000 from the escrow to Microsoft and the remaining balance was released to the Company. This amount will be recognized as a gain on sale of discontinued operation in the first quarter of fiscal 2010.

Liquidity and Capital Resources

Long-Term Debt Obligations, Restructuring Plans and Operating Lease Obligations

As of June 30, 2009, our principal commitments consisted of obligations outstanding under operating leases.

On January 23, 2009, the Company, and Silicon Valley Bank (the “Bank”) entered into a secured revolving credit facility for up to $40.0 million. The revolving credit facility matures on January 23, 2011. The Company may borrow, repay and re-borrow under the revolving credit facility at any time. As of June 30, 2009, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee (0.03%) on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a $200,000 commitment fee to the lender.

As of June 30, 2009, the Company had letters of credit outstanding against the revolving credit facility totaling $17.4 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for the Company to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the outstanding letters of credit of $17.4 million.

On March 16, 2009, the Company announced the FY2009 Restructuring Plan in an effort to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring Plan’s employee termination benefits and $3.5 million in facilities charges associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2010. Additional restructuring charges for facilities under this plan will be incurred in the period the related facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease.

On September 9, 2008, we paid in full the principal and interest outstanding on our 2 3/4% Convertible Subordinated Notes totaling $152.1 million pursuant to the terms.

On March 31, 2008, the Company announced the FY2008 Restructuring Plan. The FY2008 Restructuring Plan was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during the third and fourth quarter of fiscal 2008, the Company incurred $6.9 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring Plan’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The restructuring charges for facilities under this plan were incurred in the period the facility was no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease. As a result, we incurred approximately $1.6 million in facility exit costs during fiscal 2009 under the FY2008 Restructuring Plan.

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

In July 2006, we finalized a sublease agreement for properties included in the fiscal 2005 (“FY 2005 Restructuring Plan”) and the first quarter of fiscal 2003 (“FY 2003 Q1 Restructuring Plan”). As a result of the finalization of sublease terms, we reassessed the estimated obligation, future accretion and sublease income related to these properties, resulting in a net reduction in our restructuring liability of $3.0 million.

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

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent for the remaining term of the leases will be approximately $2.13 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

Our prior headquarters facility lease was entered into in March 2000 for approximately 283,000 square feet of office space located at 1400 Seaport Boulevard, Redwood City, California. Lease terms that commenced in April 2001 require a base rent of $3.25 per square foot per month as provided by the lease agreement which will increase by 3.5% annually on the anniversary of the initial month of the commencement of the lease. The lease is for a period of 12 years from the commencement date of the lease. The future costs of this lease, net of future sublease income, is recorded as a restructuring liability on the consolidated balance sheets against which future lease payments will be recorded.

We also have numerous facility operating leases at other locations in the United States and throughout the world.

Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual and estimated sublease income were as follows at June 30, 2009 (in thousands):

	Fiscal Year Ended June 30,						Total
	2010	2011	2012	2013	2014	Thereafter
Contractual obligation:
Gross operating lease obligations	$21,044	$20,402	$19,627	$17,041	$1,653	$460	$80,277
Less: contractual sublease income	(3,859)	(3,810)	(3,463)	(2,827)	—	—	(13,959)
Less: estimated sublease income	(549)	(1,609)	(1,245)	(905)	(778)	(324)	(5,410)

Net operating lease obligations	$16,636	$14,983	$14,919	$13,309	$875	$136	$60,858

Additionally, the Company has $5.6 million in unrecognized tax benefits, which may or may not become payable in future periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Letter of Credit

As of June 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.4 million, reducing the available borrowings on the revolving credit facility. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information.

Line of Credit

On January 23, 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank to improve our liquidity and available working capital. No debt, with the exception of the letters of credit discussed above, was outstanding under this agreement as of June 30, 2009. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of June 30, 2009, 2008 and 2007, respectively (in thousands):

	As of June 30,
	2009	Percent change	2008	Percent change	2007
Working capital	$84,887	5%	$80,926	-61%	$207,191

Cash and cash investments:
Cash and cash equivalents	91,545	-53%	196,150	143%	80,581
Short-term investments and restricted cash	17,537	-39%	28,701	-82%	160,063
Long-term investments	16,843	-52%	34,782	77%	19,658
Restricted cash	775	-96%	17,637	-13%	20,347

Total cash and investments	$126,700	-54%	$277,270	-1%	$280,649

		Fiscal Year ended June 30,
		2009	2008	2007
Cash provided by (used for) operating activities		$15	$(54,034)	$(2,854)
Cash provided by investing activities		$45,466	$163,794	$115,307
Cash provided by (used for) financing activities		$(150,086)	$291	$(198,995)

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received $145.7 million from the issuance of our $150.0 million convertible subordinated notes during fiscal 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest due on the Company’s convertible subordinated notes totaling approximately $150.0 million, pursuant to the original terms of the agreement. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of proceeds in fiscal 2008 and $11.7 million in fiscal 2009. We also entered into a $40.0 million revolving credit facility on January 23, 2009. As of June 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.4 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for us to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the amount of outstanding letters of credit amount of $17.4 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities which we are required to satisfy as a condition of the agreement. The agreement requires that we meet a quarterly minimum EBITDA and monthly liquidity covenant. As of June 30, 2009, we were in compliance with all debt covenants.

While we believe that our current working capital and anticipated cash flows from operations, together with amounts available to us under our credit facility, will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us.

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

Working Capital

Working capital increased by $4.0 million during fiscal 2009, as compared with the prior year. This increase is primarily a result of improved cash flows provided by operations, as we experienced break-even cash flows for fiscal 2009.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $150.6 million as of June 30, 2009 as compared with June 30, 2008, primarily due to the repayment of all of the outstanding principal and interest due on the Company’s convertible subordinated notes totaling approximately $150.0 million in September 2008, pursuant to the original terms of the agreement.

Working capital decreased by $126.3 million during fiscal 2008, as compared with the prior year. The decrease was primarily attributable to the fact that our convertible subordinated notes that were previously classified in long term liabilities became a current liability beginning in September 2007. This increase in current liabilities was partially offset by $18.0 million higher balances for net accounts receivable and note receivable from sale of discontinued operation.

Cash Provided by (Used for) Operating Activities

Cash provided by (used for) operating activities totaled $15,000, $(54.0) million, and $(2.9) million for fiscal 2009, 2008 and 2007, respectively.

The $54.0 million improvement in cash used for operating activities in fiscal 2009 as compared to fiscal 2008 is primarily due to a reduced net loss excluding non-cash items of $20.4 million, which was impacted by cost savings from our FY2008 Restructuring plan, as well as an increase in cash generated from working capital balances of $33.7 million. Working capital balances generating cash during fiscal 2009 included reductions in accounts receivable, offset by reductions in deferred revenue related to the reduction in bookings from customers in fiscal 2009 following the sale of the Client business in June 2008 as well as other general economic factors.

The $51.2 million increase in cash used for operating activities in fiscal 2008 as compared to fiscal 2007 is primarily due to a decrease in cash generated by changes in working capital balances of $83.5 million, partially offset by increased cash from net income excluding non-cash items and the gain on sale of technology and other of $32.3 million. Fiscal 2007 generated $68.0 million from decreases in accounts receivable, as we experienced lower bookings from fiscal 2006 following our product transition in fiscal 2007.

Cash Provided by Investing Activities

Cash flows provided by investing activities during fiscal 2009, 2008 and 2007 totaled $45.5 million, $163.8 million and $115.3 million, respectively.

The $118.3 million decrease in our cash flows provided by investing activities for fiscal 2009 as compared with fiscal 2008 was primarily due to the $103.2 million decrease in proceeds from sales of short-term and long-term investments, net of purchases of investments during the same timeframe. Additionally, proceeds from the sale of discontinued operations, net, declined by $44.3 million, as the prior year’s period contained proceeds from the sale of Musiwave and the Client operations of $56.0 million, compared with only $11.7 million of proceeds related to the sale of the Client operations. Partially offsetting these decreases was an increase in cash and investments of $16.7 million, as a restricted certificate of deposit that collateralized a lease became unrestricted during the third quarter of fiscal 2009. Additionally, in fiscal 2008 there was a reclassification of $9.8 million from cash equivalents to short-term investments with no such corresponding reclassification in fiscal 2009.

The $48.5 million increase in our cash flows provided by investing activities for fiscal 2008 as compared with fiscal 2007 relates to the gain on sale of discontinued operations of $56.0 million that was recorded in fiscal 2008, the decline in acquisitions of $12.1 million and a decrease in purchases of property and equipment of $6.7 million. Partially offsetting this activity was a decrease in proceeds from maturities of short and long term investments of approximately $25.2 million, net of purchases and reclassifications.

Cash Flows Provided by (Used for) Financing Activities

Cash flows provided by (used for) financing activities during fiscal 2009, 2008 and 2007 totaled $(150.1) million, $0.3 million and $(199.0) million, respectively.

Cash flow used for financing activities increased by $150.4 million in fiscal 2009 as compared with the prior year. This increase in cash used is due to the payment in September 2008 of the outstanding principal and interest due on the Company’s convertible subordinated notes of $150.0 million, pursuant to the original terms of the agreement.

Cash flow used for financing activities decreased by $199.3 million in fiscal 2008 as compared with the prior year. This decrease was primarily a result of our $100.0 million stock repurchase plan and $99.4 million dividend in fiscal 2007 with no such comparable activity in fiscal 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for our business combinations for which the acquisition date is on or after July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for our fiscal year beginning July 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We intend to adopt FSP FAS 142-3 beginning in the first quarter of fiscal 2010. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and will be adopted by us beginning in the first quarter of fiscal 2010.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the first quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial position, results of operations or cash flows other than changing references to authoritative accounting literature.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and other monetary assets and liabilities denominated in a nonfunctional currency. The objective of these derivatives is to mitigate some of the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. Our forward contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with the underlying foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Our option contracts reduce exposure to negative fluctuations in exchange rate movements because such contracts give the right, but not the obligation, to sell foreign currency at a specified rate. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward or option contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other income, net” in the accompanying consolidated statements of operations totaled $(3.0) million, $1.1 million, and $1.3 million for fiscal 2009, 2008 and 2007, respectively. As of June 30, 2009, we have the following forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,500	1.25	7/31/2009
AUD	4,000	1.24	7/31/2009
BRL	400	1.96	7/31/2009
CAD	500	1.11	7/31/2009
CAD	1,000	1.15	7/31/2009
EUR	1,380	0.72	7/31/2009
EUR	1,300	0.72	7/31/2009
EUR	670	0.71	7/31/2009
GBP	500	0.61	7/31/2009
JPY	72,000	98.33	7/31/2009
JPY	365,000	95.16	7/31/2009

As of June 30, 2009, the fair value of these forward contracts was $16.0 million.

(b) Interest Rate Risk

As of June 30, 2009, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $126.7 million, compared with $277.3 million as of June 30, 2008. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit and auction rate securities.

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

The following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2009 (in thousands):

	Expected maturity date for the year ending June 30,			Adjusted Cost Basis	Fair Value
	2010	2011	Thereafter	June 30, 2009 Total	June 30, 2009 Total
Enhanced cash money market	$721	$617	$—	$1,338	$1,399
Corporate bonds	13,305	300	170	13,775	13,749
Auction rate securities	—	—	13,190	13,190	14,044
Federal agencies	3,495	1,665	—	5,160	5,165

Total	$17,521	$2,582	$13,360	$33,463	$34,357

Weighted-average interest rate			2.2%

Additionally, we had $0.8 million of restricted investments that were included within long term restricted cash and investments in the consolidated balance sheet as of June 30, 2009. $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, $0.6 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. The weighted average interest rate on our restricted investments was 0.3% at June 30, 2009.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with related notes and the report of independent registered public accounting firm KPMG LLP are set forth on the pages indicated in Item 15.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2009. All quarters have been revised as necessary to reflect Musiwave and Client operations as discontinued operations, see Note 3 to the consolidated financial statements for further detail. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year ended June 30, 2009				Fiscal Year ended June 30, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$47,937	$44,652	$48,064	$51,045	$53,487	$46,992	$47,428	$52,970
Total cost of revenues	18,696	15,709	19,524	20,971	20,681	20,450	23,221	25,051

Gross profit	29,241	28,943	28,540	30,074	32,806	26,542	24,207	27,919
Total operating expenses	31,606	33,861	89,865	35,579	48,687	42,407	40,852	44,688

Operating loss from continuing operations	$(2,365)	$(4,918)	$(61,325)	$(5,505)	$(15,881)	$(15,865)	$(16,645)	$(16,769)
Net loss from continuing operations	$(3,444)	$(7,767)	$(63,790)	$(12,504)	$(18,051)	$(17,637)	$(14,659)	$(14,508)
Net income (loss) from discontinued operation	—	—	(371)	—	473	2,889	3,078	363
Gain on sale of discontinued operation	—	—	—	2,000	19,735	—	16,455	—

Net income (loss)	$(3,444)	$(7,767)	$(64,161)	$(10,504)	$2,157	$(14,748)	$4,874	$(14,145)

Basic and diluted net loss from continuing operations per share	$(0.04)	$(0.09)	$(0.77)	$(0.15)	$(0.21)	$(0.21)	$(0.18)	$(0.17)
Basic and diluted net income (loss) from discontinued operation per share	$—	$—	$—	$0.02	$0.24	$0.03	$0.24	$0.00
Basic and diluted net income (loss) per share	$(0.04)	$(0.09)	$(0.77)	$(0.13)	$0.03	$(0.18)	$0.06	$(0.17)
Shares used in computing:
Basic and diluted net income (loss) per share	83,177	83,023	82,855	82,773	82,682	82,557	82,397	82,224

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Openwave have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in its report which is included in the consolidated financial statements of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal 2009.

Item 11.    Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal 2009.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2009
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders	7,676	$3.93	10,909
Equity compensation plans not approved by stockholders	736	$3.69	120

Total(1)	8,412	$3.91	11,029

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of August 31, 2009, there were 378 outstanding options which are subject to issuance if these options are exercised. The weighted average exercise price of the options under these plans is $8.87. All such outstanding options were assumed in connection with Openwave’s acquisition of certain business entities.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal 2009.

Item 14.    Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)  Financial Statements. Consolidated Financial Statements and Report of KPMG LLP, independent registered public accounting firm, which are set forth in the Index to Consolidated Financial Statements at page F-1.

(2)  Financial Statement Schedules. See information incorporated in Notes to the Consolidated Financial Statements.

(3)  Exhibits. See below for a list of Exhibits filed or furnished with this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed August 30, 2007).
4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).
4.2	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights as Exhibit A, the Form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).
10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.2	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.3*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.4	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective October 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed November 7, 2008).

10.5*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan amended and restated effective January 1, 2002, and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.6*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed September 28, 2001).

10.7*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

Exhibit Number	Description
10.8*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 30, 2002).

10.9*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.10*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.11*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.12*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed December 23, 2008).

10.13*	Employment Offer Letter between the Company and Karen Willem dated July 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 8, 2008).

10.14*	Resignation Agreement and General Release of Claims between the Company and Hari Haran, dated July 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 31, 2008).

10.15*	Employment Offer Letter between the Company and Alan Park dated July 6, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed September 15, 2008).

10.16*	Employment Offer Letter between the Company and Kenneth D. Denman dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 6, 2008).

10.17*	Employment Agreement between the Company and Bruce Coleman dated April 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed July 7, 2008).

10.18*	Loan and Security Agreement dated as of January 23, 2009, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed January 28, 2009).

10.19*	Openwave Systems Inc. Fiscal Year 2010 Executive Corporate Incentive Plan

10.20*	Form of Change of Control Severance Agreement (incorporate by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed September 15, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Redwood City, State of California, this 9th day of September, 2009.

OPENWAVE SYSTEMS, INC.

By:	/S/ KENNETH D. DENMAN
Kenneth D. Denman
Chief Executive Officer

Date: September 9, 2009

By:	/S/ KAREN J. WILLEM
Karen J. Willem
Senior Vice President and Chief Financial Officer

Date: September 9, 2009

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Kenneth D. Denman and Karen J. Willem, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENNETH D. DENMAN Kenneth D. Denman	Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2009

/S/ KAREN J. WILLEM Karen J. Willem	Senior Vice President and CFO (Principal Financial and Accounting Officer)	September 9, 2009

/S/ CHARLES E. LEVINE Charles E. Levine	Chairman of the Board	September 9, 2009

/S/ GERALD HELD Gerald Held	Director	September 9, 2009

/S/ WILLIAM T. MORROW William T. Morrow	Director	September 9, 2009

Signature	Title	Date

/S/ PATRICK JONES Patrick Jones	Director	September 9, 2009

/S/ ROBIN A. ABRAMS Robin A. Abrams	Director	September 9, 2009

/S/ DAVID NAGEL David Nagel	Director	September 9, 2009

OPENWAVE SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Openwave Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems, Inc. and subsidiaries (Openwave Systems, Inc. or the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended June 30, 2009. We also have audited Openwave Systems, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave Systems, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(a). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Openwave Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Staff Position No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective April 1, 2009.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007.

/s/ KPMG LLP

Mountain View, California

September 9, 2009

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$91,545	$196,150
Short-term investments and restricted cash	17,537	28,701
Accounts receivable, net of allowance for doubtful accounts of $1,332 and $2,747, respectively	31,107	78,550
Prepaid and other current assets	26,801	33,404
Insurance receivable for legal settlement	—	15,000
Notes receivable from sales of discontinued operations	—	12,294

Total current assets	166,990	364,099
Property and equipment, net	11,566	13,941
Long-term investments, and restricted cash and investments	17,618	52,419
Deposits and other assets	8,313	7,762
Goodwill	—	59,281
Intangible assets, net	3,880	7,242

Total assets	$208,367	$504,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,348	$4,918
Accrued liabilities	23,079	46,329
Accrued legal settlement	—	20,000
Accrued restructuring costs	15,327	13,845
Deferred revenue	38,349	48,239
Convertible subordinated notes, net	—	149,842

Total current liabilities	82,103	283,173
Accrued restructuring costs, net of current portion	34,843	41,927
Deferred revenue, net of current portion	11,901	17,655
Other long-term liabilities	6,824	7,876
Deferred tax liabilities, net of current portion	—	98

Total liabilities	135,671	350,729

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 83,454 and 83,141 issued and outstanding, respectively	83	83
Additional paid-in capital	3,184,263	3,180,949
Accumulated other comprehensive income (loss)	(5,432)	(1,120)
Accumulated deficit	(3,106,218)	(3,025,897)

Total stockholders’ equity	72,696	154,015

Total liabilities and stockholders’ equity	$208,367	$504,744

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2009	2008	2007
Revenues:
License	$57,956	$50,272	$63,524
Maintenance and support	63,940	71,240	74,111
Services	69,802	79,365	105,187

Total revenues	191,698	200,877	242,822

Cost of revenues:
License	5,502	8,386	9,166
Maintenance and support	17,094	21,760	24,170
Services	52,304	59,257	76,776

Total cost of revenues	74,900	89,403	110,112

Gross profit	116,798	111,474	132,710

Operating expenses:
Research and development	46,422	50,759	62,439
Sales and marketing	42,474	65,174	93,527
General and administrative	32,777	46,954	67,060
Legal settlement cost	—	5,000	—
Stock option review and related costs	—	—	6,782
Restructuring and other costs	9,665	8,641	29,224
Amortization of intangible assets and goodwill impairment	59,573	106	108
Gain on sale of technology and other	—	—	(1,287)

Total operating expenses	190,911	176,634	257,853

Operating loss from continuing operations	(74,113)	(65,160)	(125,143)
Interest income	3,642	11,074	21,908
Interest expense	(1,175)	(5,041)	(4,995)
Other income (expense), net	(12,830)	(2,392)	1,260

Loss from continuing operations before provision for income taxes	(84,476)	(61,519)	(106,970)
Income taxes	(3,029)	(3,337)	(5,161)

Net loss from continuing operations	(87,505)	(64,856)	(112,131)
Discontinued operations:
Net income (loss) from discontinued operations, net of tax	(371)	6,804	3,462
Impairment of assets of discontinued operations, net of tax	—	—	(87,968)
Gain on sale of discontinued operations, net of tax	2,000	36,190	—

Net gain (loss) from discontinued operations	1,629	42,994	(84,506)

Net loss	$(85,876)	$(21,862)	$(196,637)

Basic and diluted net income (loss) per share from:
Continuing operations	$(1.06)	$(0.79)	$(1.24)
Discontinued operations	$0.02	$0.52	$(0.94)

Net loss	$(1.04)	$(0.27)	$(2.18)

Shares used in computing:
Basic and diluted net income (loss) per share	82,956	82,465	90,246

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Fiscal Year ended June 30, 2009

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Comprehensive gain (loss)
	Shares	Amount
Balances as of June 30, 2008	83,141	$83	$3,180,949	$(1,120)	$(3,025,897)	$154,015
Cumulative adjustment for accounting change-Other-than-temporary impairments on securities(a)	—	—	—	(5,555)	5,555	—
Issuance of common stock related to stock option exercises	16	—	20	—	—	20
Issuance of common stock related to ESPP	268	—	138	—	—	138
Restricted stock grants	108	—	—	—	—	—
Repurchases of restricted stock from employees	(79)	—	—	—	—	—
Stock-based compensation	—	—	3,156	—	—	3,156
Comprehensive loss:
Net loss	—	—	—	—	(85,876)	(85,876)	$(85,876)
Unrealized gain on available- for-sale securities	—	—	—	1,243	—	1,243	1,243

Total comprehensive loss							$(84,633)

Balances as of June 30, 2009	83,454	$83	$3,184,263	$(5,432)	$(3,106,218)	$72,696

(a)	Effective June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Amounts shown are net of tax. For additional information on the adoptions of this accounting pronouncement, see Note 8.

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2008

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount
Balances as of June 30, 2007	82,835	$83	$3,171,534	$2,485	$(3,003,850)	$170,252
Issuance of common stock related to stock option exercises	33	—	91	—	—	91
Issuance of common stock related to ESPP	370	—	820	—	—	820
Restricted stock grants	663	1	(1)	—	—	—
Repurchases of restricted stock from employees	(760)	(1)	(503)	—	—	(504)
Stock-based compensation	—	—	9,008	—	—	9,008
Adjustment to retained earnings upon adoption of FIN 48					(185)	(185)
Comprehensive loss:
Net loss	—	—	—	—	(21,862)	(21,862)	$(21,862)
Unrealized loss on available-for-sale securities	—	—	—	(279)	—	(279)	(279)
Foreign currency translation adjustment	—	—	—	(3,326)	—	(3,326)	(3,326)

Total comprehensive loss							$(25,467)

Balances as of June 30, 2008	83,141	$83	$3,180,949	$(1,120)	$(3,025,897)	$154,015

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

Fiscal Year ended June 30, 2007

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount
Balances as of June 30, 2006	94,546	$95	$3,347,195	$(482)	$(2,807,213)	$539,595
Issuance of common stock related to stock option exercises	157	—	623	—	—	623
Issuance of common stock related to ESPP	149	—	1,070	—	—	1,070
Restricted stock grants	608	1	—	—	—	1
Repurchases of restricted stock from employees	(781)	(1)	(988)	—	—	(989)
Stock buy-back	(11,844)	(12)	(99,988)	—	—	(100,000)
Dividend paid	—	—	(99,394)	—	—	(99,394)
Stock-based compensation	—	—	23,016	—	—	23,016
Comprehensive loss:
Net loss					(196,637)	(196,637)	$(196,637)
Unrealized gain on available-for-sale securities	—	—	—	788	—	788	788
Foreign currency translation adjustment	—	—	—	2,179	—	2,179	2,179

Total comprehensive loss	—	—	—	—	—	—	$(193,670)

Balances as of June 30, 2007	82,835	$83	$3,171,534	$2,485	$(3,003,850)	$170,252

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(85,876)	$(21,862)	$(196,637)
Gain on sale of discontinued operations	(2,000)	(36,190)	—
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	9,883	19,690	29,168
Amortization of discount on convertible debt and debt debt issuance costs	200	825	1,008
Stock-based compensation	3,156	9,008	23,016
Noncash restructuring charges and other	1,676	2,002	2,641
Accelerated depreciation on restructured property and equipment	363	585	1,438
(Gain)/loss on disposal of property and equipment	(59)	598	51
Amortization/(accretion) of premiums/discounts on investments	238	(197)	(804)
Impairment of non-marketable securities	9,780	3,713	1,185
Provision for (recovery of) doubtful accounts	(911)	(1,402)	3,238
Deferred taxes	(98)	(1,273)	(7,785)
Payment of legal settlement	(9,360)	—	—
Insurance reimbursement of legal settlement	4,360	—	—
Gain on sale of technology and other	—	—	(1,287)
Impairment of goodwill and other intangibles	59,517	—	87,968
Changes in operating assets and liabilities, net of effect of acquired or disposed assets and liabilities:
Accounts receivable	48,354	(6,153)	68,043
Prepaid assets, deposits, and other assets	5,479	(22,186)	(12,051)
Accounts payable	189	(4,972)	(1,422)
Accrued liabilities	(21,953)	10,349	9,669
Accrued restructuring costs	(7,278)	(23,488)	(4,589)
Deferred revenue	(15,645)	16,919	(5,704)

Net cash provided by (used for) operating activities	15	(54,034)	(2,854)

Cash flows from investing activities:
Purchases of property and equipment	(3,433)	(5,726)	(12,450)
Gain on sale of technology and other	—	—	1,287
Restricted cash and investments	16,958	225	1,009
Acquisitions, net of cash acquired in continuing operations	—	—	(12,090)
Sale of discontinued operations, net of cash sold	11,709	56,001	—
Restricted cash related to acquisition	—	—	(1,250)
Earnout payment related to acquisition	—	(1,422)	—
Investment in non-marketable securities	—	1,065	—
Reclass of cash equivalents to short-term investments	—	(9,796)	—
Purchases of short-term investments	(5,986)	(64,819)	(241,666)
Proceeds from sales and maturities of short-term investments	27,793	198,952	383,190
Purchases of long-term investments	(1,665)	(12,789)	(36,702)
Proceeds from sales and maturities of long-term investments	90	2,103	33,979

Net cash provided by investing activities	45,466	163,794	115,307

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Fiscal Year ended June 30,
	2009	2008	2007
Cash flows from financing activities:
Payment on note payable	(150,000)	(113)	(305)
Fee on line of credit	(245)	—	—
Proceeds from issuance of common stock	20	88	622
Cash used to repurchase restricted stock from employees	—	(504)	(988)
Employee stock purchase plan	139	820	1,070
Stock buy back plan	—	—	(100,000)
Dividends paid	—	—	(99,394)

Net cash provided by (used for) financing activities	(150,086)	291	(198,995)

Effect of exchange rate on cash and cash equivalents	—	—	95

Net increase (decrease) in cash and cash equivalents	(104,605)	110,051	(86,447)
Cash and cash equivalents at beginning of year	196,150	86,099	172,546

Cash and cash equivalents at end of year	91,545	196,150	86,099
Cash and cash equivalents included in discontinued operations	—	—	(5,518)

Cash and cash equivalents at end of year	$91,545	$196,150	$80,581

Cash paid for income taxes	$1,279	$5,716	$6,659

Cash paid for interest	$2,447	$5,041	$5,136

Non-cash investing and financing activities:
Note receivable on sale of discontinued operations	$—	$12,294	$—

Transfers among short-term and long-term investments	$11,114	$8,697	$44,760

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009, 2008 and 2007

(1)    Organization

Openwave Systems Inc. (the “Company”), was incorporated in Delaware in 1994 and is a leading independent provider of software solutions for the communications and media industries. The Company provides software and services to mobile and wireline operators, and broadband service providers.

(2)    Significant Accounting Policies

(a)    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

During the fourth quarter of fiscal 2008, the Company sold its mobile phone software business (“Client operations”) to Purple Labs, a private company based in Chambéry, France. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the consolidated financial statements have been revised for all periods presented to reflect the Client operations as a discontinued operation.

On June 3, 2007, the board of directors approved the disposition of the Musiwave business. Accordingly, the Company accounted for the planned sale of the Musiwave S.A. (“Musiwave”) business as a discontinued operation in accordance with SFAS 144.

Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.

(b)    Use of Estimates and Business Risks

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Cash, Cash Equivalents and Short-and Long-Term Investments

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating by any two of the following: Moody’s of A-2 or higher, by Standard & Poor’s of A1 or higher, or by Fitch of A or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the consolidated balance sheet are in excess of amounts that are insured by the FDIC.

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

(d)    Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made considering several factors, including, the Company’s historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect the Company’s ability to collect outstanding receivables in the future, the Company may record additional provisions for doubtful accounts. The Company records the provision for doubtful accounts in general and administrative expense in the consolidated statements of operations.

(e)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

(f)    Restricted Cash and Investments

Restricted cash and investments comprise certificates of deposit. The restricted cash and investments secure letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and certain customer contract requirements.

(g)    Goodwill and long-lived assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fiscal third quarter. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. With the adoption of SFAS 142, the Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continually monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets, pursuant to SFAS 144.

During fiscal 2009, the Company’s stock price had been negatively impacted by deterioration in the overall economic environment. This deterioration contributed to a change in the buying patterns of the Company’s customers who have seen a reduction in their capital expenditure budgets. These factors increased uncertainty around the levels of anticipated future revenues. The decline in stock price was a triggering event which led management to perform an interim analysis, pursuant to SFAS 142, to determine whether and to what extent the Company’s goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeded the implied fair value of goodwill. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities were written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of the Company’s goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity.

Also as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, the Company reviewed its acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, pursuant to SFAS 144, and did not find any indication of impairment. The Company also reviewed its fixed assets and, pursuant to SFAS 144, did not find any indication of impairment.

During fiscal 2008 there were no impairments to goodwill or long-lived assets.

During fiscal 2007, the Company recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million as a result of the planned disposition of Musiwave. The intended sale of Musiwave triggered an evaluation of the carrying value of the goodwill, as well as the carrying value of the associated assets. Since Musiwave was never fully integrated with Openwave, the benefits of the acquired goodwill were never realized. Thus, in accordance with SFAS 142, the current carrying amount of the goodwill acquired with Musiwave was allocated solely to Musiwave and evaluated for impairment in connection with its planned sale. After considering the estimated sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, the Company determined that the carrying value exceeded the implied fair value of the goodwill allocated to Musiwave.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For arrangements where services are not essential to the functionality of the software, the Company’s software products are typically fully functional upon delivery and do not require significant modification or alteration. In these arrangements, customers typically purchase services from the Company to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Services are generally billed on a time-and-materials or milestone-achieved basis. The Company may also bill the customer one flat fee for licenses and services. In these flat fee contracts, if services are described in the contract such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services, services are accounted for separately, assuming all other revenue recognition criteria are satisfied. For time-and-materials contracts, the Company recognizes revenue as the services are performed. For fixed-fee arrangements, the Company recognizes revenue as the agreed upon activities are proportionately performed. On these fixed fee service arrangements, the Company measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. If, however, the fixed fee arrangements include substantive customer specified progress milestones, the Company recognizes revenue as such progress milestones are achieved, an output method, as the Company believes this is a more accurate measure of revenue recognition. The Company believes it is able to reasonably estimate, track, and project the status of completion of a project, and considers customer acceptance as the Company’s criteria for substantial completion. As of June 30, 2009, there were no significant losses estimated on existing fixed price arrangements.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to its various acquisitions. Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device manufacturers and communication service providers. Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale and related overhead.

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

(j)    Advertising expense

Advertising and promotion costs are charged to expense as incurred. Advertising costs totaled $1.8 million, $2.2 million and $3.9 million, for fiscal 2009, 2008 and 2007, respectively. The Company records advertising expense in sales and marketing in the consolidated statements of operations.

(k)    Stock-based Compensation

Effective July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remained unvested on the effective date.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Stock-based compensation related to:
Grants of nonvested stock	$700	$1,005	$409
Awards accelerated in relation to restructuring	—	—	4,489
Stock options granted to employees and directors	2,155	7,076	16,460
Employee stock purchase plan	301	229	433
Stock options granted to employees of discontinued operations	—	698	1,225

Stock-based compensation recognized in the statements of operations	$3,156	$9,008	$23,016

During fiscal 2009 and 2008, tax benefits related to stock option expense were immaterial. During fiscal 2007, the Company recorded $0.3 million in tax benefits related to stock option expense recognized on exercised options during the period in jurisdictions where this expense is deductible for tax purposes.

The Company amortizes stock-based compensation for awards granted on or after the adoption of SFAS 123R on July 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to July 1, 2005, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates internationally and is exposed to foreign currency rate changes. The Company has entered into foreign exchange forward contracts and option contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving anticipated and current foreign currency exposures. Forward contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. Option contracts give the Company the right to buy or sell, but not an obligation to buy or sell, on rates agreed upon at inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward and option contracts. The Company does not designate its foreign exchange forward and option contracts as accounting hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and, accordingly, changes in fair value of these contracts are recorded in continuing operations. Net foreign exchange gains (losses) included in other income, net in the accompanying consolidated statements of operations totaled $(3.0) million, $1.1 million, and $1.3 million for fiscal 2009, 2008 and 2007, respectively. As of June 30, 2009, the Company had the following outstanding forward contracts (in 000’s):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,500	1.25	7/31/2009
AUD	4,000	1.24	7/31/2009
BRL	400	1.96	7/31/2009
CAD	500	1.11	7/31/2009
CAD	1,000	1.15	7/31/2009
EUR	1,380	0.72	7/31/2009
EUR	1,300	0.72	7/31/2009
EUR	670	0.71	7/31/2009
GBP	500	0.61	7/31/2009
JPY	72,000	98.33	7/31/2009
JPY	365,000	95.16	7/31/2009

As of June 30, 2009, the fair value of these outstanding forward contracts was $16.0 million.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and foreign currency translation adjustments for subsidiaries whose functional currency is not the USD. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive loss on its consolidated statements of stockholders’ equity and comprehensive (loss) income. The balance of accumulated foreign currency translation adjustments at June 30, 2009 and 2008 was $(0.8) million. Upon the sale of Musiwave in December 2007, the balance of accumulated foreign currency translation adjustment associated with Musiwave was eliminated. The amount of accumulated unrealized loss on available-for-sale securities at June 30, 2009 and 2008 was $4.7 million and $0.4 million, respectively.

The following table sets forth the components of accumulated other comprehensive (loss) income for fiscal 2009, 2008 and 2007 (in thousands):

	Unrealized Gain (Loss) on:
	Available for Sale Securities	Foreign Currency Translation	Total
Balance at June 30, 2006	$(858)	$376	$(482)
Unrealized gain on marketable securities	788	—	788
Translation adjustments	—	2,179	2,179

Balance at June 30, 2007	(70)	2,555	2,485
Unrealized loss on marketable securities	(279)	—	(279)
Translation adjustments	—	(3,326)	(3,326)

Balance at June 30, 2008	(349)	(771)	(1,120)
Unrealized gain on marketable securities	1,243	—	1,243
Cumulative adjustment for accounting change	(5,555)	—	(5,555)
Translation adjustments	—	—	—

Balance at June 30, 2009	$(4,661)	$(771)	$(5,432)

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

Cash and cash equivalents, short and long term investments, and restricted cash and investments are held with large and established financial institutions. Accounts receivable is comprised of sales of products and services principally to leading communication service providers and prominent wireless device manufacturers. Credit risk is concentrated primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, requires no collateral from its customers. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of the Company’s revenues are received from wireless mobile operators. There is a limited number of companies providing these services, which makes the Company susceptible to a concentration of risk if the demand for wireless mobile services were to decline. Sprint Nextel accounted for 27%, 23%, and 23% of its fiscal 2009, 2008, and 2007 revenues, respectively, and 12% and 4% of accounts receivable at June 30, 2009 and 2008, respectively. AT&T accounted for 17%, 11%, and 9% of its fiscal 2009, 2008, and 2007 revenues, respectively, and 3% and 21% of accounts receivable at June 30, 2009 and 2008, respectively. Any changes in the Company’s business relationship with Sprint Nextel or AT&T could have an adverse impact on the consolidated financial statements.

(p)    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2009	2008	2007
Net income (loss):
Net loss from continuing operations	$(87,505)	$(64,856)	$(112,131)
Net income (loss) from discontinued operations, net of tax	1,629	42,994	(84,506)

Net loss	$(85,876)	$(21,862)	$(196,637)

Weighted average shares:
Weighted average shares of common stock outstanding	83,240	83,159	91,414
Weighted average shares of restricted stock subject to repurchase	(284)	(694)	(1,168)

Weighted average shares used in computing basic net income (loss) per common share	82,956	82,465	90,246
Dilutive effect of restricted stock subject to repurchase	—	—	—
Dilutive effect of employee stock options	—	—	—
Dilutive effect of contingently issuable shares related to a business combination	—	—	—

Weighted average shares used in computing diluted net income (loss) per share	82,956	82,465	90,246

Net income (loss) per share:
Basic and diluted:
Net loss from continuing operations	$(1.06)	$(0.79)	$(1.24)
Net income (loss) from discontinued operations	$0.02	$0.52	$(0.94)

Net loss	$(1.04)	$(0.27)	$(2.18)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	284	694	1,168
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	399	241	385
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the fiscal year	6,116	5,889	9,705
Shares resulting from an “as-if” conversion of the convertible debt	—	9,418	9,418

(3)    Discontinued Operations

(a)    Client operations

During fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008. This note receivable is included in Notes receivable from sales of discontinued operations on the consolidated balance sheet as of June 30, 2008. Additionally, $4.2 million was placed in escrow by Purple Labs until September 2009 to secure indemnification claims made by Purple Labs, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. The Company elected not to exercise these warrants and they are no longer outstanding. During the first quarter of fiscal 2009, the Company met the terms of the earnout provision in the sale agreement, and received $2.0 million of the $4.2 million placed in escrow, which was recorded as an additional $2.0 million gain on sale of discontinued operation in its consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. The costs and offsetting related reimbursements of the transition services were recorded in operating expenses. An immaterial margin on these services was realized. The net impact of the transition services and related reimbursement was immaterial to all categories in the fiscal 2009 consolidated statement of operations. Transition services costs were recorded as incurred in Notes receivable from sales of discontinued operations on the consolidated balance sheet as of June 30, 2008.

The Company recognized a gain of $19.7 million in fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client operations. In accordance with SFAS 144, the Client operations financial results have been classified as a discontinued operation in the Company’s consolidated statements of operations for all periods presented.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Revenue of discontinued operation	$—	$44,331	$47,479

Income from discontinued operation	—	7,891	11,267
Income tax expense	371	450	1,383

Income from discontinued operation, net of taxes	(371)	7,441	9,884
Gain on sale of discontinued operation	2,000	19,735	—

Total income from discontinued operation	$1,629	$27,176	$9,884

As of June 30, 2008, there were no assets or liabilities attributable to Client operations due to the sale of the discontinued operation on June 27, 2008. During the second quarter of fiscal 2009, the Company recorded an additional tax expense of $0.4 million related to past Client operations.

(b)    Musiwave

In January 2006, the Company acquired Musiwave and committed to a plan to sell its interest in Musiwave in June 2007. In accordance with SFAS 144, Musiwave’s financial results have been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

On December 31, 2007, the Company sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow for a period of one year to secure indemnification claims made by the purchaser, if any. The Company received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros, and is included in Notes receivable from sales of discontinued operations in the consolidated balance sheet as of June 30, 2008. In December 2008, Microsoft made claims against the escrow in excess of $4.6 million and therefore the funds were not released from escrow. On July 7, 2009, the parties agreed to release $148,000 from the escrow to Microsoft and $1,072,281 to the Company. On August 27, 2009, the Company entered into a Settlement Agreement and Release with Microsoft, pursuant to which the parties agreed to release $1,000,000 from the escrow to Microsoft and the remaining balance was released to the Company. This amount will be recognized as a gain on sale of discontinued operation in the first quarter of fiscal 2010.

During fiscal 2007, the Company recorded an impairment charge to goodwill of $81.0 million and an impairment charge to intangible assets of $7.0 million as a result of the planned disposition of Musiwave. The intended sale of Musiwave triggered an evaluation of the carrying value of the goodwill, as well as the carrying value of the associated assets. Since Musiwave was never fully integrated with Openwave, the benefits of the acquired goodwill were never realized. Thus, in accordance with SFAS 142, the current carrying amount of the goodwill acquired with Musiwave was allocated solely to Musiwave and evaluated for impairment in connection with its planned sale. After considering the estimated sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, the Company determined that the carrying value exceeded the implied fair value of the goodwill allocated to Musiwave.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Revenue of discontinued operation	$—	$14,252	$31,708

Loss from discontinued operation	—	(447)	(11,540)
Income tax benefit (expense)	—	(190)	5,118

Loss from discontinued operation, net of taxes	—	(637)	(6,422)
Impairment on discontinued operation, net of taxes	—	—	(87,968)
Gain on sale of discontinued operation	—	16,455	—

Total loss from discontinued operation	$—	$15,818	$(94,390)

As of June 30, 2008, there were no assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

The accumulated foreign currency translation adjustments associated with Musiwave of $3.3 million were eliminated upon the sale of Musiwave and recognized in gain on sale of discontinued operations in the consolidated statement of operations.

(4)    Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted SFAS 165 in the fourth quarter of fiscal 2009 and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 in the fourth quarter of fiscal 2009. The adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 in the fourth quarter of fiscal 2009. Upon adoption, the Company reduced Accumulated other comprehensive income by $5.6 million which was recorded as a cumulative effect of a change in accounting principle resulting in a corresponding decrease to Accumulated deficit within Total stockholders’ equity on the consolidated balance sheet as of June 30, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 had no effect on the total amount of stockholders’ equity.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company intends to adopt FSP FAS 142-3 beginning in the first quarter of fiscal 2010. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the first quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial position, results of operations or cash flows other than changing references to authoritative accounting literature.

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

The terms of the acquisition agreement also included contingent consideration (“WiderWeb Earn Out”) of up to an additional $4.0 million. The actual amount is determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.4 million of the $4.0 million WiderWeb Earn Out available was achieved and was added to goodwill in the consolidated balance sheet at the time the amounts were earned. The final amount of the WiderWeb Earn Out is subject to a review process which is expected to conclude by September 30, 2009 and may result in a change in the final amount of the WiderWeb Earn Out.

The Initial Consideration also does not include $875 thousand in additional consideration which was initially placed in escrow but paid during fiscal 2008 and recorded as goodwill in the consolidated balance sheet at the time of payment.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2008, the Company released $1.25 million held in escrow for indemnification claims which was recorded as goodwill on the consolidated balance sheet.

In addition to the Initial Consideration and the $1.25 million in escrow funds paid for the purchase, the Company paid $0.8 million in October 2007 to the former shareholders of SoloMio pursuant to the terms of the merger agreement related to certain SoloMio-related revenue targets (“SoloMio Earn Out”). $0.5 million of the payment was reflected as an increase to goodwill and the portion paid to employees was recorded as operating expense in the second quarter of fiscal 2008. The SoloMio Earn Out period expired on December 31, 2007, and no further amounts have been earned or will be paid pursuant to the SoloMio Earn Out.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has organized its operations in a single operating segment.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
United States	$103,593	$94,115	$127,630
Americas, excluding the United States	20,345	16,552	20,969
Europe, Middle East, and Africa	26,852	40,520	44,699
Japan	25,787	27,562	32,471
Asia Pacific, excluding Japan	15,121	22,128	17,053

	$191,698	$200,877	$242,822

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus have not been disclosed.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant customer revenue as a percentage of total revenue for fiscal 2009, 2008 and 2007 was as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2009	2008	2007
Customer:
Sprint Nextel	27%	23%	23%
AT&T	17%	11%	9%

As noted above, the Company has derived almost half of its revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its customer base, there can be no assurance that this objective will be achieved.

(7)    Balance Sheet Components

(a)    Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, restricted cash and investments (in thousands):

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$5,400	$—	$—	$5,400
Enhanced Cash Money Market	1,338	61	—	1,399
Money Market Funds	86,168	—	—	86,168
Certificate of Deposit	775	—	—	775
U.S. Government Agencies	5,160	8	(3)	5,165
Auction Rate Securities	13,190	1,590	(736)	14,044
Corporate Bonds	13,775	31	(57)	13,749

	$125,806	$1,690	$(796)	$126,700

Included in cash and cash equivalents	$91,545	$—	$—	$91,545
Included in short-term investments	17,545	42	(50)	17,537
Included in long-term investments	15,941	1,648	(746)	16,843
Included in long-term restricted cash and investments	775	—	—	775

	$125,806	$1,690	$(796)	$126,700

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$3,436	$—	$—	$3,436
Enhanced Cash Money Market	4,990	2	—	4,992
Money Market Funds	192,714	—	—	192,714
Certificate of Deposit	21,241	3	—	21,244
Commercial Paper	800	—	—	800
Auction Rate Securities	21,504	—	(160)	21,344
Corporate Bonds	32,934	13	(207)	32,740

	$277,619	$18	$(367)	$277,270

Included in cash and cash equivalents	$196,150	$—	$—	$196,150
Included in short-term investments	28,722	14	(77)	28,659
Included in long-term investments	35,068	4	(290)	34,782
Included in short-term restricted cash and investments	42	—	—	42
Included in long-term restricted cash and investments	17,637	—	—	17,637

	$277,619	$18	$(367)	$277,270

The following table summarizes the Company’s investments at June 30, 2009 (in thousands):

	Expected maturity date for the year ending June 30,			Adjusted Cost Basis	Fair Value
	2010	2011	Thereafter	June 30, 2009 Total	June 30, 2009 Total
Enhanced cash money market	$721	$617	$—	$1,338	$1,399
Corporate bonds	13,305	300	170	13,775	13,749
Auction rate securities	—	—	13,190	13,190	14,044
Federal agencies	3,495	1,665	—	5,160	5,165

Total	$17,521	$2,582	$13,360	$33,463	$34,357

Weighted-average interest rate			2.2%

Additionally, we had $0.8 million of restricted investments that were included within long-term restricted cash and investments in the consolidated balance sheet as of June 30, 2009. $0.6 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 0.3% at June 30, 2009. There have been no significant changes in risk exposure since June 30, 2009.

As of June 30, 2009, $14.0 million in auction rate securities (“ARS”), recorded in long-term investments in the consolidated balance sheet, were considered illiquid based upon failed auction results—see Note 8 below.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2009	2008
Accounts receivable	$19,847	$59,764
Unbilled accounts receivable	12,592	21,533
Allowance for doubtful accounts	(1,332)	(2,747)

	$31,107	$78,550

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed because of contractual terms.

Changes in the allowance for doubtful accounts for fiscal 2009, 2008 and 2007, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense (recovery)	Write-offs	Balance at end of year
Fiscal Year ended June 30, 2009	$2,747	$(911)	$(504)	$1,332
Fiscal Year ended June 30, 2008	4,214	(1,467)	—	2,747
Fiscal Year ended June 30, 2007	6,163	3,402	(5,351)	4,214

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2009 and 2008 were as follows:

	% of Total Accounts Receivable at June 30,
	2009	2008
Customer:
Sprint Nextel	12%	4%
AT&T	3%	21%
Itochu	12%	5%
Telstra	10%	5%

(c)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2009	2008
Computer equipment and software	$71,760	$71,516
Furniture and equipment	1,994	3,132
Leasehold improvements	9,905	11,774

	83,659	86,422
Less: accumulated depreciation	(72,093)	(72,481)

	$11,566	$13,941

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $6.5 million, $8.6 million and $9.0 million for fiscal 2009, 2008 and 2007, respectively.

(d)    Goodwill and Intangible assets, net

The following table presents a roll-forward of goodwill and intangibles, net from June 30, 2008 to June 30, 2009 (in thousands):

	June 30, 2008 Balance	Additional Tax Contingency	Impairment	Amortization	June 30, 2009 Balance
Goodwill	$59,281	$236	$(59,517)	$—	$—
Intangible assets:
Developed and core technology	7,068	—	—	(3,245)	3,823
Customer contracts—licenses	21	—	—	(21)	—
Customer contracts—support	97	—	—	(40)	57
Workforce in place	56	—	—	(56)	—

	$66,523	$236	$(59,517)	$(3,362)	$3,880

The Company’s stock price has been negatively impacted by deterioration in the overall economic environment, particularly in the second and third fiscal quarters of 2009. This deterioration has contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. These factors increased uncertainty around the levels of anticipated future revenues. During the second quarter of fiscal 2009, the price of the Company’s common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, pursuant to SFAS 142, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company, which has one reporting unit. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This result necessitated an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity.

Also as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, the Company reviewed its acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, pursuant to SFAS 144 and did not find any indication of impairment. The Company also reviewed its fixed assets, pursuant to SFAS 144, and did not find any indication of impairment.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a roll-forward of goodwill and intangibles from June 30, 2007 to June 30, 2008 (in thousands):

	June 30, 2007 Balance	Additions(a)	Disposals(b)	Amortization	June 30, 2008 Balance
Goodwill	$65,560	$3,871	$(10,150)	$—	$59,281
Intangible assets:
Developed and core technology	11,523	—	—	(4,455)	7,068
Customer contracts—licenses	309	—	—	(288)	21
Customer contracts—support	169	—	—	(72)	97
Workforce in place	162	—	—	(106)	56
Client operations	8,439	—	(2,696)	(5,743)	—

	$86,162	$3,871	$(12,846)	$(10,664)	$66,523

(a)	Additions to goodwill during fiscal 2008 relate to the release of $1.25 million held in escrow related to the purchase of SoloMio, as well as a payment of $0.9 million related to additional consideration upon satisfying the requirement of a lack of indemnification claims related to the purchase of WiderWeb. Additionally, $0.5 million and $1.2 million related to the SoloMio Earn Out and the WiderWeb Earn Out, respectively, were incurred pursuant to the acquisition agreements. See further details in Note 5, “Business Combinations.”
(b)	The disposal relates to the sale of the Client operations on June 27, 2008.

Total amortization and impairment charges related to intangible assets including goodwill were as follows (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Amortizaion of intangible assets:
Developed and core technology	$3,245	$4,455	$3,986
Customer contracts—licenses	21	288	412
Customer contracts—support	40	72	51
Workforce in place	56	106	108

Total amortization of intangible assets	3,362	4,921	4,557
Impairment of goodwill	59,517	—	—

Amortization of intangible assets and goodwill impairment	$62,879	$4,921	$4,557

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of intangible assets at June 30, 2009 and 2008 was as follows (in thousands):

	June 30, 2009			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(15,471)	$3,823	$19,294	$(12,226)	$7,068
Customer contracts—licenses	105	(105)	—	105	(84)	21
Customer contracts—support	220	(163)	57	220	(123)	97
Workforce in place	423	(423)	—	423	(367)	56

	$20,042	$(16,162)	$3,880	$20,042	$(12,800)	$7,242

Based upon intangible assets recorded as of June 30, 2009, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
2010	$1,680
2011	1,639
2012	561

$3,880

(e)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2009	2008
Accrued employee compensation	$10,211	$14,890
Income taxes payable	904	1,050
Other accrued liabilities	11,964	30,389

	$23,079	$46,329

(f)    Deferred Revenue

As of June 30, 2009 and 2008, the Company had deferred revenue of $50.3 million and $65.9 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $7.5 million and $31.7 million at June 30, 2009 and 2008, respectively.

(8)    Financial Instruments

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

The Company reviews its investments for impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related guidance issued by the FASB and the SEC in order to determine whether an impairment is “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and increases net loss for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company adopted the provisions of FSP FAS 115-2 as of April 1, 2009. Upon adoption, $5.6 million of other-than-temporary impairment charges previously recorded in Other income (expense), net were reclassified to Accumulated other comprehensive income with an offset to Accumulated deficit as a cumulative-effect adjustment.

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment pursuant to FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and 124-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. Prior to the Company’s adoption of FSP FAS 115-2 and FAS 124-2, on April 1, 2009, unrealized losses that were determined to be temporary were recorded in other comprehensive income for available-for-sale securities, whereas unrealized losses related to held to maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available-for-sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded in their entirety in Other income (expense), net in the consolidated statement of operations.

Under FSP FAS 115-2 and 124-2, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security and, as a result, the credit loss component of an other-than-temporary impairment write-down is recorded in Other income (expense), net as an other-than-temporary impairment loss in the consolidated statement of operations,

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

while the remaining portion of the impairment loss is recognized in Accumulated other comprehensive income in stockholders’ equity, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

The Company adopted SFAS 157 effective July 1, 2008, for all of its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). SFAS 157 (as modified by FSP Nos. 157-2, 157-3 and 157-4) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$86,168	$—	$—	$86,168
Short-term investments:
Government Agencies	3,503	—	—	3,503
Corporate Bonds	8,803	4,454	—	13,257
Enhanced Cash Money Market		754	—	754
Long-term investments, and restricted cash and investments:
Government Agencies	1,662	—	—	1,662
Corporate Bonds	293	199	—	492
Certificates of Deposit	—	775	—	775
Enhanced Cash Money Market	—	645	—	645
Auction Rate Securities	—	—	14,044	14,044

	$100,429	$6,827	$14,044	$121,300

As of June 30, 2009, $14.0 million in auction rate securities (“ARS”), recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon a lack of recent auction results.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These ARS were issued by nine different entities and are held by two investment firms on the Company’s behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. Two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. One ARS is related to federal education student loans programs. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. The Company recorded an other-than-temporary loss in the consolidated statements of operations of $8.2 million and $3.5 million during fiscal 2009 and 2008, respectively, related to these securities. Upon the adoption of FSP 115-2 during the fourth quarter of fiscal 2009, $5.6 million relating to the non-credit portion of these other-than-temporary impairment losses was reclassified from accumulated deficit to other comprehensive income within stockholders’ equity in the consolidated balance sheet. As of June 30, 2009, these instruments were all rated AAA, B, or BBB by Standard and Poor’s and B3 to A1 by Moody’s and $19.2 million of the $24.9 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies. These investments are classified in long term investments at June 30, 2009.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2008	$21,344
Change in unrealized losses included in other comprehensive income	1,014
Other-than-temporary impairment	(8,214)
Partial redemption	(100)

Balance at June 30, 2009	$14,044

Additionally, non-ARS related other-than-temporary impairments of $1.6 million were recorded in the consolidated statement of operations during fiscal 2009. Of this $1.6 million charge, $1.2 million related to an investment in a corporate instrument and $0.4 million related to a decline in market value of an enhanced cash money market.

(9)    Borrowings

Credit Agreement

On January 23, 2009, the Company, and Silicon Valley Bank (the “Bank”) entered into a secured revolving credit facility for up to $40.0 million. The revolving credit facility matures on January 23, 2011. The Company may borrow, repay and re-borrow under the revolving credit facility at any time. As of June 30, 2009, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a $0.2 million commitment fee to the lender.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2009, the Company had letters of credit outstanding against the revolving credit facility totaling $17.4 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for the Company to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the amount of outstanding letters of credit of $17.4 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities which the Company is required to satisfy as a condition of the agreement. The agreement requires the Company to meet a quarterly minimum EBITDA and monthly liquidity covenant. As of June 30, 2009, the Company was in compliance with all debt covenants.

Convertible Subordinated Notes

On September 9, 2003, the Company issued $150.0 million of 2 3/4% convertible subordinated notes (the “Notes”). All of the outstanding principal and interest was paid on September 9, 2008 pursuant to the terms of the Notes.

The Notes were recorded on the Company’s consolidated balance sheet net of a $4.1 million discount, which was amortized over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $0.2 million, $0.8 million and $0.8 million of discount amortization during fiscal 2009, 2008 and 2007, respectively, was included in interest expense in the consolidated statements of operations. The Company made a policy election to classify the issuance costs as a reduction to the Notes. The Company incurred $0.9 million of costs in connection with the issuance of the Notes, which were deferred and included in deposits and other assets. The debt issuance costs were recognized as interest expense over the term of the Notes using the straight-line method, which approximated the effective interest rate method. Approximately $34,000, $200,000 and $200,000 of debt issuance costs amortization was incurred during fiscal year 2009, 2008 and 2007, respectively, and included in interest expense in the consolidated statements of operations. As of June 30, 2009, all debt issuance costs have been fully amortized, in accordance with the repayment date in September 2008.

(10)    Commitments and Contingencies

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

The terms of the Sublease Agreements began on May 1, 2005 and end on June 29, 2013. The Sublease Agreements are triple-net subleases and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The average base rent for the remaining term of the leases shall be approximately $2.13 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

The Company also has numerous facility operating leases at other locations in the United States and other countries. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2009 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2010	$21,044	$(3,859)	$17,185
2011	20,402	(3,810)	16,592
2012	19,627	(3,463)	16,164
2013	17,041	(2,827)	14,214
2014	1,653	—	1,653
Thereafter	460	—	460

Total	$80,277	$(13,959)	$66,268

Rent expense for fiscal 2009, 2008 and 2007, was approximately $11.0 million, $14.1 million and $11.2 million, respectively, net of sublease income of $1.6 million, $0.5 million and $0.9 million for fiscal 2009, 2008 and 2007, respectively. Net future lease payments include $57.3 million of accrued restructuring-related lease obligations (see Note 12 “Restructuring and Related Costs”).

(b)    Litigation

IPO securities class action

On November 5, 2001, a securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased shares of the Company’s common stock from June 11, 1999 through December 6, 2000. The defendants are the Company and five of its former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued by Credit Suisse First Boston, Hambrecht & Quist, Robertson Stephens, and Piper Jaffray. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On June 10, 2009, the Court entered a preliminary order approving the settlement, and set a hearing date to consider final approval for September 10, 2009. In the event the settlement is not approved, the Company intends to litigate the claims vigorously. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2009.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal is due on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals are due on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals are due on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals is due on November 17, 2009. No amount is accrued as of June 30, 2009, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). As of June 30, 2009, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(c)    Contingencies

The Company has various contingent obligations associated with acquisitions made in the last two fiscal years as discussed in Note 5 Business Combinations above.

(11)    Stockholders’ Equity

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(b)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2009, options to purchase a total of 737,028 shares were outstanding under the 1995 Stock Plan. Additionally, options to purchase 1,742 shares under several other plans from which options are no longer available for grant are outstanding as of June 30, 2009.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,262,282 shares of common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2009, options to purchase a total of 684,968 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. 1999 Directors’ Equity Compensation Plan (the “Directors’ Stock Plan”) provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within twenty-four months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of June 30, 2009, the Company had a total of 39,750 shares of common stock available for grant, and options for a total of 416,750 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2009, the Company had a total of 119,846 shares of common stock available for grant, and options for a total of 735,981 shares were outstanding under the 2001 Stock Plan.

The Openwave Systems Inc. 2006 Stock Incentive Plan (“2006 Stock Plan”), which was approved by the stockholders at the Company’s annual meeting held on January 17, 2007, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units (“Full-Value Stock Award”). A total of 17,000,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. Each share of common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Stock Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the 2006 Stock Plan is $0.00. Options issued under the 2006 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2009, the Company had a total of 10,869,080 shares of common stock available for grant, and awards for a total of 5,837,331 shares were outstanding under the 2006 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans discussed above as of June 30, 2009:

June 30, 2009
1995 and 1996 Stock Plans	—
Directors’ Stock Plan	39,750
2001 Stock Plan	119,846
2006 Stock Plan	10,869,080

11,028,676

(c)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2009, the Company has issued 6,136,402 shares under restricted stock purchase agreements, of which 2,371,252 shares have been repurchased and 196,603 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Employee Stock Purchase Plans

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which was suspended in October 2002.

The ESPP provides for an automatic annual increase of authorized shares (“Evergreen shares”) on the first day of fiscal 2005 through 2009, equal to the lesser of 268,417 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2009, the ESPP had 4,810,959 shares authorized. Of these shares 1,816,945 shares are currently available for issuance.

During fiscal 2009, 2008 and 2007, 268,377, 370,185 and 149,460 shares, respectively, were purchased by employees under the ESPP.

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

	Fiscal Year ended June 30, 2009	Fiscal Year ended June 30, 2008
Expected volatility	106.5 - 107.6%	67.5% - 70.2%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.3 - 0.7%	2.0% - 3.7%

(e)    Stock-based compensation

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used were as follows for fiscal 2009, 2008, and 2007:

	Fiscal Year ended June 30,
	2009	2008	2007
Expected volatility	64.9 - 78.2%	63.1%	85.4%
Expected dividends	—	—	—
Expected term (in years)	2.73 - 5.98	1.25 - 6.04	5.75 - 6.06
Risk-free rate	1.3 - 2.6%	4.2%	4.8%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

A summary of option activity through June 30, 2009 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	10,557	$14.82
Options granted	2,055	8.46
Exercised	(157)	3.89
Forfeited, canceled or expired	(3,983)	14.43

Outstanding at June 30, 2007	8,472	$13.67
Options granted	2,585	3.94
Exercised	(33)	2.70
Forfeited, canceled or expired	(6,524)	12.81

Outstanding at June 30, 2008	4,500	$9.41
Options granted	6,429	1.58
Exercised	(16)	1.49
Forfeited, canceled or expired	(2,499)	7.81

Outstanding at June 30, 2009	8,414	$3.91	8.13	$4,824

Vested and Expected to Vest at June 30, 2009	6,580	$4.54	7.76	$3,425

Exercisable at June 30, 2009	2,832	$8.28	5.59	$640

The weighted average grant date fair value of options granted during fiscal 2009, 2008 and 2007 was $0.57, $1.86 and $6.27. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $9,000, $0.1 million and $0.7 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity of the Company’s nonvested shares through June 30, 2009 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Grant Date Fair Value Per Share
Nonvested at July 1, 2006	1,618	$15.06
Nonvested shares granted	608	8.19
Vested	(1,001)	13.77
Forfeited	(664)	14.83

Nonvested at June 30, 2007	561	$10.42
Nonvested shares granted	663	4.20
Vested	(174)	8.82
Forfeited	(677)	7.68

Nonvested at June 30, 2008	373	$4.58
Nonvested shares granted	108	0.53
Vested	(206)	4.73
Forfeited	(79)	4.95

Nonvested at June 30, 2009	196	$2.04

As of June 30, 2009, there was $3.5 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized on a declining basis as the shares vest over the next four years. The total fair value of shares vested during fiscal 2009 and 2008 was $1.0 million and $1.5 million, respectively.

The impact on the Company’s results of operations of recording stock-based compensation for fiscal 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
Stock-based compensation by category:
Maintenance and support services	$192	$632	$764
Services	464	1,229	1,196
Research and development	986	1,481	2,127
Sales and marketing	575	2,388	6,745
General and administrative	939	2,580	6,470
Restructuring	—	—	4,489
Discontinued operations	—	698	1,225

	$3,156	$9,008	$23,016

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

(12)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructurings include the fiscal 2009 restructuring (FY2009 Restructuring), fiscal 2008 restructuring (FY2008 Restructuring), fiscal 2007 fourth quarter restructuring (FY2007 Q4 Restructuring), the fiscal 2007 first quarter restructuring (FY2007 Restructuring), as well as restructuring plans initiated in prior years.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the restructuring activity through June 30, 2009 (in thousands):

	FY 02 to FY 05 Restructuring Plans	FY 06 Restructuring Plan		FY 07 Restructuring Plans		FY 08 Restructuring Plan	FY 08 Restructuring Plan	FY 09 Restructuring Plan	FY 09 Restructuring Plan	Total Accrual
	Facility	Facility	Severance	Facility	Severance	Severance	Facility	Facility	Severance
Accrual balances as of June 30, 2006	$78,223	$998	$243							$79,464
Activity for fiscal 2007:
New charges and adjustments to estimates(1)	—	57	—		$21,647					21,704
Accretion expense	2,340	43	—		—					2,383
Cash paid, net	(17,989)	(673)	(190)		(7,441)					(26,293)

Accrual balances as of June 30, 2007	62,574	425	53		14,206					77,258
Activity for fiscal 2008:
New charges and adjustments to estimates(2)	(428)	114	(53)	$51	(483)	$6,900				6,101
Accretion expense	1,989	13	—	—	—	—				2,002
Cash paid, net	(11,258)	(527)	—	(51)	(13,462)	(4,291)				(29,589)

Accrual balances as of June 30, 2008	52,877	25	—	—	261	2,609				55,772
Activity for fiscal 2009:
New charges and adjustments to estimates(3)	(153)	—			(13)	(425)	$1,347	$4,074	$3,056	7,886
Accretion expense	1,675	—			—	—	—	—	—	1,675
Cash paid, net	(10,557)	(15)			(248)	(2,100)	(406)	(299)	(1,538)	(15,163)

Accrual balances as of June 30, 2009	$43,842	$10			$—	$84	$941	$3,775	$1,518	$50,170

(1)	Total charges does not include $1.4 million of non-cash accelerated depreciation on fixed assets, a $0.3 million forgiven loan to an employee impacted by the FY 2007 Q4 restructuring, as well as $4.5 million in non-cash stock based compensation expense as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2007.
(2)	Total charges does not include $0.6 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2008.
(3)	Total charges does not include $0.4 million of accelerated depreciation of fixed assets, as well as $0.3 million in facility exit costs under the FY 2008 restructuring paid as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2009.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. As of June 30, 2009, the Company has sublease contracts in place for all but three of its exited facilities. Since June 30, 2001, 34 sites have been vacated and seven sites have been selected for downsizing.

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 63, 60, 182, 141 and 67 employees during the FY2006, FY2007, FY2007 Q4, FY2008 and FY2009 Restructuring Plans, respectively.

Restructuring Plans

The Company implemented the FY2009 Restructuring to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring plan’s employee termination benefits, $3.4 million in facilities charges associated with a facility identified for restructuring, and $0.1 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2010. Additional restructuring charges for facilities under this plan will be incurred in the period the related facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease. Of the remaining $3.8 million facilities related accrual, the Company expects to pay $2.1 million through June 30, 2010 and $1.7 million from July 2010 through November 2014.

The FY2008 Restructuring was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during fiscal 2008, the Company incurred $6.9 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring Plan’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The Company expects to pay the current accrued charges during the first quarter of fiscal 2010.

The FY2007 Q4 Restructuring was implemented to simplify and better align the Company’s product portfolio with market demand, reduce costs and improve operating efficiencies. As such, during the fourth quarter of fiscal 2007, the Company incurred $15.5 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets. Included in the restructuring and other charges are approximately $13.7 million related to employee termination benefits, $1.7 million in stock compensation expense related to modifications of restricted stock grants in connections with the restructuring, and $0.1 million related to accelerated depreciation on abandoned assets.

The FY2007 Restructuring was implemented in the first quarter of fiscal 2007 to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $11.2 million in pre-tax restructuring and related charges associated with this Restructuring Plan and accelerated depreciation of abandoned assets in fiscal 2007. Included in the restructuring and other charges are approximately $7.0 million related to employee termination benefits, $2.8 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation on abandoned assets.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the expected future payments for restructuring liabilities by fiscal year (in thousands):

Year ending June 30,	Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Net Estimated Cash Payable
2010	$21,581	$(549)	$(7,024)	$14,008
2011	22,031	(1,609)	(6,899)	13,523
2012	20,949	(1,245)	(6,920)	12,784
2013	17,248	(905)	(5,203)	11,140
2014	1,115	(778)	—	337
Thereafter	464	(324)	—	140

	$83,388	$(5,410)	$(26,046)	$51,932

Future accretion				3,364

Accrued facilities restructuring				$48,568

(13)    Income Taxes

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Current:
Foreign income tax	$400	$3,611	$2,773
Foreign withholding tax	2,023	1,682	3,530

Deferred:
Foreign	606	(1,956)	(1,142)

Total	$3,029	$3,337	$5,161

The Company recorded an income tax expense (benefit) relating to discontinued operations of $0.4 million, $0.7 million and $(3.7) million during fiscal 2009, 2008 and 2007, respectively, which is excluded from the table above.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%) to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2009	2008	2007
Federal tax benefit at statutory rate	$(29,721)	$(21,532)	$(37,441)
Foreign withholding taxes	2,023	1,682	3,530
Effect of foreign operations	3,443	2,264	285
Net operating losses not benefited, net	9,218	21,702	39,083
Changes in reserves	(286)	(795)	(296)
Nondeductible goodwill impairment charges and other permanent differences	18,404	—	—
Nondeductible expenses and other	(52)	16	—

Total tax expense	$3,029	$3,337	$5,161

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$591,136	$555,027
Accruals and allowances not deductible for tax purposes	27,400	44,864
Research and development credit and other credits carry-forwards	49,746	49,165
Intangible assets related to acquisitions	21,921	19,914
Stock based compensation	8,816	8,175

Total deferred tax assets, gross	699,019	677,145
Less: valuation allowance	(695,070)	(671,869)

Total deferred tax assets, net	3,949	5,276
Deferred tax liabilities:
Intangible assets related to acquisitions	—	(956)

Net deferred tax assets	$3,949	$4,320

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The Company recorded deferred tax assets of $3.9 million and $5.3 million as of June 30, 2009 and 2008, respectively, for certain foreign subsidiaries, because it concluded that based on the historical taxable income of the respective foreign subsidiaries, it is more likely than not that the deferred tax assets will be realized.

Approximately $268.5 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the total $49.7 million valuation allowance for deferred tax assets related to research

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2009, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $1.5 billion, $819.8 million and $8.7 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $29.2 million and $20.6 million. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2010 through 2029. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2010 through 2029. The foreign net operating losses will expire from 2014 to 2025.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $68.0 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), during fiscal 2008, the Company accrued $0.2 million for the potential payment of interest relating to unrecognized tax benefits, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in an increase to accumulated deficit of $0.2 million. The Company historically classified unrecognized tax benefits in accrued liabilities. As a result of adoption of FIN 48, $2.3 million of unrecognized tax benefits were reclassified from accrued liabilities to long-term income taxes payable.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. As of June 30, 2009, $0.4 million is accrued for interest associated with tax liabilities.

During fiscal 2008 and 2009, the total amount of gross unrecognized tax benefit activity was as follows:

Balance as of July 1, 2007	$4,875
Reclass from taxes payable	1,565
Resolution of various tax positions	(795)
Increase in tax reserve	14

Balance as of July 1, 2008	5,659
Resolution of various tax positions	(1,508)
Increase in tax reserve	1,962
Impact of currency fluctuation	(490)

Balance as of June 30, 2009	$5,623

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of gross unrecognized tax benefits was $5.6 million as of June 30, 2009. $2.4 million would affect the effective tax rate if realized, and $3.2 million would be recorded as net income from discontinued operations if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

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

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 13, 2001).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s current report on Form 8-K filed August 30, 2007).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

4.2	Rights Agreement dated August 8, 2000, by and between the Company and U.S. Stock Transfer Corporation, as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights as Exhibit A, the Form of Rights Certificates as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (12)(B) filed August 17, 2000).

10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.2	Two Sublease Agreements by and between the Company and Informatica Corporation, each entered into on February 28, 2005, for the lease of office space in the buildings known as 2100 Seaport Boulevard and 2000 Seaport Boulevard, respectively, in Redwood City, California (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q/A filed May 10, 2005).

10.3*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.4	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective October 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed November 7, 2008).

10.5*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan amended and restated effective January 1, 2002, and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.6*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed September 28, 2001).

10.7*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.8*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 30, 2002).

10.9*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.10*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.11*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

Exhibit Number	Description
10.12*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed December 23, 2008).

10.13*	Employment Offer Letter between the Company and Karen Willem dated July 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 8, 2008).

10.14*	Resignation Agreement and General Release of Claims between the Company and Hari Haran, dated July 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed July 31, 2008).

10.15*	Employment Offer Letter between the Company and Alan Park dated July 6, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed September 15, 2008).

10.16*	Employment Offer Letter between the Company and Kenneth D. Denman dated October 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed November 6, 2008).

10.17*	Employment Agreement between the Company and Bruce Coleman dated April 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed July 7, 2008).

10.18	Loan and Security Agreement dated as of January 23, 2009, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed January 28, 2009).

10.19*	Openwave Systems Inc. Fiscal Year 2010 Executive Corporate Incentive Plan

10.20*	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed September 15, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement