Form 10-Q
period 2009-09-30
OPENWAVE SYSTEMS INC
filed 2009-11-06
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 31, 2009 there were 83,520,228 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$86,465	$91,545
Short-term investments	18,369	17,537
Accounts receivable, net of allowance for doubtful accounts	36,397	31,107
Prepaid and other current assets	19,119	26,801

Total current assets	160,350	166,990
Property and equipment, net	10,487	11,566
Long-term investments, and restricted cash and investments	16,798	17,618
Deposits and other assets	8,459	8,313
Goodwill	267	—
Intangible assets, net	3,461	3,880

Total assets	$199,822	$208,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,427	$5,348
Accrued liabilities	19,325	23,079
Accrued restructuring costs	13,929	15,327
Deferred revenue	39,968	38,349

Total current liabilities	76,649	82,103
Accrued restructuring costs, net of current portion	32,093	34,843
Deferred revenue, net of current portion	9,881	11,901
Deferred rent obligations and other	5,625	6,824

Total liabilities	124,248	135,671

Commitments and contingencies

Stockholders’ equity:
Common stock	84	83
Additional paid-in capital	3,184,892	3,184,263
Accumulated other comprehensive loss	(4,172)	(5,432)
Accumulated deficit	(3,105,230)	(3,106,218)

Total stockholders’ equity	75,574	72,696

Total liabilities and stockholders’ equity	$199,822	$208,367

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
License	$10,425	$14,327
Maintenance and support	15,798	16,378
Services	23,619	20,340

Total revenues	49,842	51,045

Cost of revenues:
License	639	2,266
Maintenance and support	4,327	4,258
Services	17,773	14,447

Total cost of revenues	22,739	20,971

Gross profit	27,103	30,074

Operating expenses:
Research and development	9,864	12,286
Sales and marketing	10,711	10,744
General and administrative	7,925	10,620
Restructuring and other related costs	422	1,903
Amortization of intangible assets	—	26

Total operating expenses	28,922	35,579

Operating loss from continuing operations	(1,819)	(5,505)
Interest income	268	1,823
Interest expense	(102)	(995)
Other expense, net	(1,375)	(7,324)

Loss from continuing operations before provision for income taxes	(3,028)	(12,001)
Income tax expense	498	503

Net loss from continuing operations	(3,526)	(12,504)

Discontinued operations:
Gain on sale of discontinued operation, net of tax	4,516	2,000

Net income (loss)	$990	$(10,504)

Basic and Diluted net income (loss) per share from:
Continuing operations	$(0.04)	$(0.15)
Discontinued operations	$0.05	$0.02

Net income (loss)	$0.01	$(0.13)

Shares used in computing basic and diluted net income (loss) per share	83,295	82,773

Supplemental disclosures:
Total other-than-temporary impairments	$(1,824)	$(5,632)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	360	—

Net other-than-temporary impairments	(1,464)	(5,632)
Other investment gains (losses)	79	—

Total net investment gains (losses) in Other expense, net	$(1,385)	$(5,632)

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$990	$(10,504)
Gain on sale of discontinued operation	(4,516)	(2,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	1,901	2,799
Stock-based compensation	547	971
Noncash restructuring charges	391	447
Accelerated depreciation on restructured property and equipment	—	235
Provision for doubtful accounts	31	37
Amortization of discount on convertible debt and debt issuance costs	—	158
Amortization/(accretion) of premiums/discounts on investments	64	87
Deferred tax liability, net	—	(98)
Impairment of non-marketable securities	1,464	5,632
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(5,321)	21,117
Prepaid assets, deposits, and other assets	7,536	(1,541)
Accounts payable	(1,717)	(655)
Accrued liabilities	(5,219)	(10,837)
Accrued restructuring costs	(4,539)	(3,905)
Deferred revenue	(401)	(4,866)

Net cash used for operating activities	(8,789)	(2,923)

Cash flows from investing activities:
Purchases of property and equipment	(607)	(477)
Proceeds from sale of discontinued operation, net	4,516	9,718
Purchases of short-term investments	(7,016)	—
Proceeds from sales and maturities of short-term investments	8,498	8,867
Purchases of long-term investments	(2,395)	—
Proceeds from sales and maturities of long-term investments	213	102
Restricted cash and investments	419	—

Net cash provided by investing activities	3,628	18,210

Cash flows from financing activities:
Proceeds from issuance of common stock, net	81	—
Payment on notes payable	—	(150,000)

Net cash provided by (used for) financing activities	81	(150,000)

Net decrease in cash and cash equivalents	(5,080)	(134,713)
Cash and cash equivalents at beginning of period	91,545	196,150

Cash and cash equivalents at end of period	$86,465	$61,437

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2009 and June 30, 2009, and the results of operations for the three months ended September 30, 2009 and 2008 and cash flows for the three months ended September 30, 2009 and 2008. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The Company has evaluated subsequent events through November 6, 2009, the date which these condensed consolidated financial statements were available to be issued. As discussed under “Recent Corporate Developments” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company consolidated its engineering sites and offshore development centers in October 2009. The Company expects to complete the activities related to the Restructuring Plan by March 31, 2010. The associated charges, approximating $2.3 million, are expected to be recorded in the Company’s second and third quarter results for fiscal year 2010. This estimate may change depending on actual sublease activity over the next several months.

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

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policies from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended September 30,
	2009	2008
Stock-based compensation related to:
Grants of nonvested stock	$52	$131
Stock options granted to employees and directors	429	735
Employee stock purchase plan	66	105

Stock-based compensation recognized in the condensed consolidated statements of operations	$547	$971

During the three months ended September 30, 2009 and 2008, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company estimates the expected term for new grants based upon actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock, when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,
	2009	2008
Expected volatility	75.4%	65.8%
Expected dividends	0%	0%
Expected term (in years)	3.5 - 3.6	3.2 - 3.4
Risk-free rate	1.8% - 2.0%	2.6%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

(b) Employee Stock Purchase Plan

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the three months ended September 30, 2009 and 2008 was $0.1 million and $0.1 million, respectively.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

	Three Months Ended September 30,
	2009	2008
Expected volatility	85.7%	67.5%
Expected dividends	0%	0%
Expected term (in years)	0.5	0.5
Risk-free rate	0.3%	2.0%

A summary of option activity from July 1, 2009 to September 30, 2009 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2009	8,414	$3.91	8.13	$4,824
Options granted	557	2.44
Exercised	(51)	1.59
Forfeited, canceled or expired	(283)	10.15

Outstanding at September 30, 2009	8,637	$3.63	8.27	$6,856

Vested and expected to vest at September 30, 2009	6,961	$4.08	8.02	$5,224

Exercisable at September 30, 2009	2,925	$7.29	6.35	$1,307

The weighted average grant date fair values of options granted during the three months ended September 30, 2009 and 2008 were $1.31 and $0.70, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2009 was $54,000. There were no options exercised in the three months ended September 30, 2008. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2009 to September 30, 2009 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2009	196	$2.04
Nonvested shares granted	—	—
Vested	(8)	4.89
Forfeited	—	—

Nonvested at September 30, 2009	188	$1.92

As of September 30, 2009, there was $3.2 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years. The total fair value of shares vested during the three months ended September 30, 2009 and 2008 was $39,000 and $0.1 million, respectively.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Stock-based compensation by category:
Maintenance and support services	$38	$72
Services	76	166
Research and development	98	250
Sales and marketing	146	132
General and administrative	189	351

	$547	$971

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except for the adoption on July 1, 2009 of authoritative guidance issued by the FASB related to the factors to consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, the disclosure of the fair value of financial instruments on an interim basis and the new guidelines and numbering system prescribed by the FASB Codification. The Company’s adoption of this guidance did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company adopted Update 2009-05 in the first quarter of fiscal 2010 and it did not have a material impact upon its condensed consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. This standard is effective for financial statements for interim or annual reporting periods ending after June 15, 2010. The adoption of Update 2009-13 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. This standard is effective for financial statements for interim or annual reporting periods ending after June 15, 2010. The adoption of Update 2009-14 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The basic and diluted net loss per share was the same for all periods presented due to a net loss from continuing operations in all periods.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss per share computation. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended September 30,
	2009	2008
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	193	342
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	5,746	2
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	2,942	5,245
Shares resulting from an “as-if” conversion of the convertible debt	—	7,268

(3) Discontinued Operations

a) Client Operations

During fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. The Company elected not to exercise these warrants and they are no longer outstanding. During the first quarter of fiscal 2009, the Company met the terms of the earnout provision in the sale agreement, and received $2.0 million, which was recorded as an additional $2.0 million gain on sale of discontinued operation in its condensed consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. The costs and offsetting related reimbursements of the transition services were recorded in operating expenses. An immaterial margin on these services was realized. The net impact of the transition services and related reimbursement was immaterial to all categories in the condensed consolidated statement of operations.

In addition to the initial consideration, $4.2 million was placed in escrow in June 2008 by Purple Labs to secure indemnification claims made by Purple Labs, if any. The escrowed amounts were scheduled to be released in September 2009, however, on September 23, 2009, Myriad (formerly known as Purple Labs) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. The Company has disputed these escrow claims and is in the early stages of negotiations with Myriad. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow.

The Company recognized a gain of $19.7 million in fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client operations. The Client operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods presented.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Gain on sale of discontinued operation	—	2,000

Total income from discontinued operation	$—	$2,000

As of September 30, 2009, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

b) Musiwave

On December 31, 2007, the Company sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow to secure indemnification claims made by the purchaser, if any. The Company received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros. During the first quarter of fiscal 2010, the escrowed funds were distributed pursuant to certain agreements reached with Microsoft, resulting in a gain on sale of discontinued operations of $4.5 million.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Gain on sale of discontinued operation	4,516	—

Total loss from discontinued operation	$4,516	$—

As of September 30, 2009, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
United States	$27,919	$25,457
Americas, excluding the United States	4,405	6,680
Europe, Middle East, and Africa	6,967	6,587
Japan	7,798	6,591
Asia Pacific, excluding Japan	2,753	5,730

Total revenues	$49,842	$51,045

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had two significant customers, as shown in the following table:

	% of Total Revenue September 30,
	2009	2008
Customer:
Sprint Nextel	40%	26%
AT&T	10%	13%

As noted above, the Company has derived half of its revenues from sales to U.S.-based customers during the first quarter of fiscal 2010, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	September 30, 2009	June 30, 2009
Accounts receivable	$29,920	$19,847
Unbilled accounts receivable	7,835	12,592
Allowance for doubtful accounts	(1,358)	(1,332)

	$36,397	$31,107

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	September 30, 2009	June 30, 2009
Customer:
Sprint Nextel	42%	12%
Itochu	9%	12%
Telstra	2%	10%

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

(b) Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2009 to September 30, 2009 (in thousands):

	Balance as of June 30, 2009	Additions (a)	Amortization	Balance as of September 30, 2009
Goodwill	$—	$267	$—	$267
Intangible assets:
Developed and core technology	3,823	—	(409)	3,414
Customer contracts—support	57	—	(10)	47

	$3,880	$267	$(419)	$3,728

(a)	Additions to goodwill during fiscal year 2010 relate to an earnout payment made in connection with the purchase of WiderWeb. See further details in Note 7, “Business Combinations.”

Total amortization and impairment charges related to intangible assets including goodwill were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Developed and core technology	$409	$1,106
Customer contracts—licenses	—	6
Customer contracts—support	10	17
Workforce in place	—	26

	$419	$1,155

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues—License. Amortization of acquired customer support contracts is included in Cost of Revenue—Maintenance and Support. Amortization of workforce in place and impairment of goodwill is included in operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	September 30, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(15,880)	$3,414	$19,294	$(15,471)	$3,823
Customer contracts—support	220	(173)	47	220	(163)	57

	$19,514	$(16,053)	$3,461	$19,514	$(15,634)	$3,880

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of September 30, 2009 (in thousands):

Fiscal Year	Amortization
2010 (remaining)	$1,261
2011	1,639
2012	561

$3,461

(c) Deferred Revenue

As of September 30, 2009 and June 30, 2009, the Company had deferred revenue of $49.9 million and $50.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $13.2 million and $7.5 million as of September 30, 2009 and June 30, 2009, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	September 30, 2009	June 30, 2009
Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than-temporarily impaired	$69	$40
Unrealized loss on marketable securities other-than-temporarily impaired	(3,470)	(4,701)

Net unrealized loss on marketable securities	(3,401)	(4,661)
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(4,172)	$(5,432)

Comprehensive income (loss) is comprised of net income (loss) and changes in accumulated foreign currency translation and unrealized loss on marketable securities (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$990	$(10,504)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	1,260	(494)

Total comprehensive income (loss)	$2,250	$(10,998)

(6) Financial Instruments

Cash and cash equivalents

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables show the Company’s available-for-sale investments (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2010	2011	Thereafter	September 30, 2009 Total	September 30, 2009 Total
U.S. Government Agencies	$4,697	6,305	—	11,002	11,018
Commercial Paper	1,397	—	—	1,397	1,397
Corporate Bonds	6,649	1,707	176	8,532	8,585
Auction Rate Securities	—	—	17,281	17,281	13,811

	$12,743	$8,012	$17,457	$38,212	$34,811

	September 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$11,002	$16	$—	$11,018
Commercial Paper	1,397	—	—	1,397
Corporate Bonds	8,532	57	(4)	8,585
Auction Rate Securities	17,281	—	(3,470)	13,811

	$38,212	$73	$(3,474)	$34,811

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,160	$8	$(3)	$5,165
Enhanced Cash Money Market Fund	1,338	61	—	1,399
Certificate of Deposit	775	—	—	775
Corporate Bonds	13,775	31	(57)	13,749
Auction Rate Securities	18,745	—	(4,701)	14,044

	$39,793	$100	$(4,761)	$35,132

Temporary and Other-Than-Temporary Impairments On Available-For-Sale Securities

As of each balance sheet date, the Company reviews its investments in an unrealized loss position for impairment in accordance with guidance issued by the FASB and the SEC in order to determine whether an impairment is temporary or other-than-temporary (“OTTI”). When an unrealized loss on a security is considered temporary, the Company records the unrealized loss in other comprehensive income (loss) and not in earnings.

Prior to adoption of new accounting guidance related to the recognition and presentation of OTTI’s on April 1, 2009, the Company recognized an OTTI on debt securities in an unrealized loss position when it did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of an OTTI prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in earnings as an adjustment to the amortized cost of the security. Upon adoption of new accounting guidance, in the fourth quarter of fiscal 2009, the Company reclassified $5.6 million of OTTI charges previously recorded in Other income (expense) to Accumulated other comprehensive income with an offset to Accumulated deficit as a cumulative-effect adjustment due to the adoption of new accounting guidance related to the recognition and presentation of OTTI’s.

Effective April 1, 2009, an OTTI occurs when it is anticipated that the amortized cost will not be recovered for a security in an unrealized loss position. In such situations, the amount of OTTI recorded in earnings is the entire difference between the security’s amortized cost and its fair value when either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value below amortized cost. If neither of these two conditions exists, only the difference between the amortized cost basis of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI charge in earnings (“credit loss”). If the fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI relates to other-than credit factors (“noncredit loss”) and is recorded as other comprehensive income (loss) within stockholders’ equity.

During the first fiscal quarter of 2010, two securities were determined to sustain an OTTI. Both of these securities are auction rate securities (“ARS”), which are discussed in more detail below. The Company estimated the projected future cash flows expected to be collected from each of these securities by summing the present value of the future principal and interest payments, and incorporating certain assumptions and judgments regarding the future performance of the underlying collateral. The Company estimated the fair value of these ARS at September 30, 2009 based on a discounted cash flow model. The assumptions used in preparing the model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. Other factors were considered, such as the credit ratings of the issuer, insurers, and parent companies as applicable.

In the first quarter of fiscal 2010 and 2009, the Company had a net OTTI charge in earnings of $1.5 million and $5.6 million, respectively, recorded in other income (expense).

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The following tables show the gross unrealized losses, which includes temporary losses as well as the noncredit component of OTTI losses, and fair value of the Company’s investments with unrealized losses. This information is aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	$2,870	$(1)	$947	$(3)	$3,817	$(4)
Auction Rate Securities	—	—	13,811	(3,470)	13,811	(3,470)

	$2,870	$(1)	$14,758	$(3,473)	$17,628	$(3,474)

As of September 30, 2009, the Company had 15 investments in an unrealized loss position.

	As of June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$1,662	$(3)	$—	$—	$1,662	$(3)
Corporate Bonds	2,440	(14)	8,814	(43)	11,254	(57)
Auction Rate Securities	—	—	14,044	(4,701)	14,044	(4,701)

	$4,102	$(17)	$22,858	$(4,744)	$26,960	$(4,761)

As of June 30, 2009, the Company had 24 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of July 1, 2009	$(6,125)
OTTI charges related to securities with previous credit losses	(1,464)

Cumulative OTTI credit losses recognized as of September 30, 2009	$(7,589)

All OTTI’s recognized in earnings in the first quarter of fiscal 2010 were for securities with previously recognized credit impairments.

The redemption of an enhanced cash money market fund resulted in proceeds of $1.4 million and the recognition of gross realized gains of $79,000 in the three months ended September 30, 2009. There were no gross realized losses for the three months ended September 30, 2009. There were no gross realized gains or gross realized losses recorded during the three months ended September 30, 2008 from the sales of available-for-sale securities. Realized gains and losses and interest income are included in interest and other income (expense) in the condensed consolidated statement of operations.

Fair Value Measurement

The FASB has established a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$84,544	$—	$—	$84,544
Certificates of Deposit	—	356	—	356
Corporate Bonds	7,709	876	—	8,585
Commercial Paper	699	698	—	1,397
U.S. Government Agencies	11,018	—	—	11,018
Auction Rate Securities	—	—	13,811	13,811

	$103,970	$1,930	$13,811	$119,711

Auction Rate Securities

As of September 30, 2009, $13.8 million in auction rate securities, recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008.

These ARS were issued by nine different entities and are held by two investment firms on the Company’s behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. Two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. One ARS is related to federal education student loans programs. As of September 30, 2009, these instruments were all rated AAA, A-, B, BBB- or CC by Standard and Poor’s and Caa2 to A1 by Moody’s and $17.0 million of the $24.9 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of fiscal 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2009	$14,044
Change in unrealized losses included in other comprehensive income	1,231
Other-than-temporary impairment	(1,464)

Balance at September 30, 2009	$13,811

(7) Business Combinations

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

In addition to the Initial Consideration, Openwave paid consideration relating to a retention agreement (“Retention Amount”). The Retention Amount was $875,000 for the retention of four key employees of WiderWeb for a two-year period which began on February 9, 2007. The Retention Amount was amortized over the two-year period as compensation expense.

The Initial Consideration did not include $875,000 in additional consideration which was initially placed in escrow but paid during fiscal 2008 and recorded as goodwill in the consolidated balance sheet at the time of payment.

The terms of the acquisition agreement also included contingent consideration (“WiderWeb Earn Out”) which was determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.7 million of the WiderWeb Earn Out was achieved and was added to goodwill in the condensed consolidated balance sheet at the time the amounts were determined to meet the criteria. Of this amount, $1.4 million was earned prior to the impairment of goodwill in December 2008 and $0.3 million was earned pursuant to a determination issued by an independent third party on September 17, 2009.

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

(8) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. The revolving credit facility matures on January 23, 2011. The Company may borrow, repay and re-borrow under the revolving credit facility at any time. As of September 30, 2009, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a $0.2 million commitment fee to the lender.

As of September 30, 2009, the Company had letters of credit outstanding against the revolving credit facility totaling $17.5 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of September 30, 2009, the Borrowing Base was $33.6 million and the total available for the Company to borrow on the revolving credit facility was $16.1 million, which is the difference between the Borrowing Base calculation of $33.6 million and the amount of outstanding letters of credit amount of $17.5 million.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The revolving credit facility is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities which the Company is required to satisfy as a condition of the revolving credit facility. The credit facility requires the Company to meet a quarterly minimum EBITDA and monthly liquidity covenants. As of September 30, 2009, the Company was in compliance with all debt covenants.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of September 30, 2009.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals is due on November 17, 2009. No amount has been accrued as of September 30, 2009, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with the Guarantees Topic of the FASB ASC (“Topic 460”). As of September 30, 2009, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(10) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced restructurings during fiscal years 2009, 2008, 2007, and various other restructurings in fiscal years 2002 through 2006.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

On March 16, 2009, the Company announced the fiscal year 2009 restructuring (“FY2009 Restructuring”) to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during the third quarter of fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring plan’s employee termination benefits and $3.4 million in facilities charges associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the second quarter of fiscal 2010. Additional restructuring charges for facilities under this plan will be incurred in the period the related facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease. Of the remaining $3.3 million facilities related accrual, the Company expects to pay $1.5 million through June 30, 2010 and $1.8 million from July 2010 through April 2011.

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

The following table sets forth the restructuring liability activity from June 30, 2009 through September 30, 2009 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 08 Restructuring Plan	FY 08 Restructuring Plan	FY 09 Restructuring Plan	FY 09 Restructuring Plan	Total Accrual
	Facility	Severance	Facility	Facility	Severance
Accrual balances as of June 30, 2009	$43,852	$84	$941	$3,775	$1,518	$50,170
New charges	16	—	—	—	(5)	11
Accretion expense	374	—	—	17	—	391
Cash paid, net of sublease income	(2,834)	—	(133)	(535)	(1,048)	(4,550)

Balance as of September 30, 2009	$41,408	$84	$808	$3,257	$465	$46,022

As of September 30, 2009, the Company has sublease contracts in place for all but three of its exited facilities, which provide for approximately $24.2 million of future sublease income from third parties out of total estimated sublease income of $29.6 million. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at September 30, 2009 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2010 (remaining)	16,326	(549)	(5,240)	10,537
2011	21,340	(1,608)	(6,876)	12,856
2012	20,893	(1,243)	(6,897)	12,753
2013	17,921	(904)	(5,185)	11,832
2014	1,115	(778)	—	337
Thereafter	464	(324)	—	140

	$78,059	$(5,406)	$(24,198)	$48,455

Future accretion expense on the restructured facility obligation is $3.0 million, which will be recorded as restructuring expense over the life of the respective leases.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

(11) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of the Company’s revenue, with a resulting fluctuation in the Company’s quarterly effective tax rate.

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2009, the Company has net foreign deferred tax assets recorded of approximately $3.9 million, which consists of $4.2 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; this is offset by $0.3 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2009	$5,623
Resolution of various tax positions	(213)
Increase in tax reserve	76
Foreign currency fluctuation	(70)

Balance as of September 30, 2009	$5,416

The total amount of gross unrecognized tax benefits was $5.4 million as of September 30, 2009. Of this $5.4 million, $2.3 million would affect the effective tax rate if realized, and $3.1 million would be recorded as net income from discontinued operations if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.4 million and $23,000 as of September 30, 2009 and September 30, 2008, respectively. The Company expects to pay $0.8 million related to a withholding tax audit of one of the Company’s customers; otherwise, the Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. For federal returns, the Company is generally no longer subject to examinations for years prior to the fiscal year ended June 30, 2008. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal year 1995 through fiscal year 2007, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four tax years open to examinations at any point in time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of management and are subject to risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by these statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions Risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed under the subheading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30,2 009, as well as elsewhere in this report. The occurrence of the events described in “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and other risks identified from time to time in the Openwave’s public statements and reports filed with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 9, 2009, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview of Our Business and Products

Openwave Systems is one of the world’s leading innovators of software applications and infrastructure designed to enable revenue-generating, personalized services, which converge the mobile and broadband experience across all devices. Openwave software enables mobile and broadband service providers to increase the value of their networks by accelerating time to market and reducing the cost and complexity associated with new service deployment. Our unique product portfolio provides a complete range of service management, messaging and location technologies.

Openwave’s products are modular and based on open standards, providing our customers with the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology and products are designed to work on diverse platforms regardless of the brand or the type of service that operators select to offer to their subscribers.

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

For further detail regarding our products, see our Annual Report on Form 10-K for our fiscal year ended June 30, 2009.

Overview of Financial Results During the Three Months Ended September 30, 2009

The following table represents a summary of our operating results from continuing operations for our first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2009	2008
	(unaudited)
Revenues	$49,842	$51,045	-2%
Cost of revenues	22,739	20,971	8%

Gross profit	27,103	30,074	-10%
Operating expenses	28,922	35,579	-19%

Operating loss	(1,819)	(5,505)	-67%
Interest and other income (expense), net	(1,209)	(6,496)	-81%
Income tax expense	498	503	-1%

Net loss from continuing operations	$(3,526)	$(12,504)	-72%

Revenues decreased slightly during the three months ended September 30, 2009 compared to the corresponding period of the prior year.

Operating expenses decreased $6.7 million during the three months ended September 30, 2009 compared with the corresponding period of the prior year. This decline can be attributed primarily to lower labor and restructuring costs, as discussed in further detail under Summary of Operating Results below.

Operating Environment During the Three Months Ended September 30, 2009

Although mobile data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. Many operators have moved to flat rate mobile data revenue plans to drive mobile data usage, and the upside is that data usage is on the rise, with many more users accessing the internet via mobile devices. This is in part due to new technologies, including Openwave’s mobile internet services, which are designed to adapt content for the mobile device and improve the user experience. This increased usage poses new challenges for operators. Openwave Integra, our next generation mobile internet platform, is designed to accommodate capacity and to facilitate the management of these increasing data volumes. In the infrastructure market overall, however, we believe that we will see continued, but cautious, capital equipment spending levels by the operators. We believe that some of the products Openwave and our competitors sell will continue to be viewed by operators as cost centers that will maintain, but not grow, monthly ARPU. Other Openwave products and those of our competitors are being viewed as a source for driving revenue by increasing and catering to the needs of mobile internet subscribers.

During the quarter ended September 30, 2009, Openwave worked with mobile and broadband operators to enable the delivery of personalized content and communications. Selected customer and product highlights include:

Service Mediation (formerly known as Service Management)

•

This quarter we closed two new Integra deals in the US, the first with a tier one operator to manage their mobile internet traffic. In addition to the Integra platform, this customer also purchased several of our service enablers, including Mobile Analytics, which enables real-time reporting and monitoring of data traffic; Accelerator, which increases data transfer rates while decreasing bandwidth consumption; Guardian, which protects mobile subscribers against viruses, security threats and unwanted content; Passport, which offers subscribers pay-as-you-go access and targeted promotions for mobile services; and OpenWeb which adapts content from standard websites into highly compressed, functional mobile phone-compliant Wireless Application Protocol 2, or WAP2, pages. We also closed a deal with another North American carrier that is replacing its Openwave Mobile Access Gateway with Integra to better manage its mobile internet traffic.

•

Also in the quarter we closed a deal with a leading service provider in Malaysia that selected our traffic management solution for web compression, flash and video optimization and operational platform management. The solution is supported by Openwave Mobile Analytics for real-time reporting and monitoring of data traffic. These products are designed to help enable the service provider to proactively manage all forms of data traffic on their networks, including video, which some analysts are predicting will account for 75% of mobile traffic globally by 2012.

•

Frost and Sullivan, a leading industry analyst firm recognized Openwave’s Accelerator product offering with its 2009 Award for Technology Innovation in the North American Mobile Data Services Market. Accelerator is core to our total traffic management solution, allowing an operator to predicatively increase data transfer rates over wireless data networks while decreasing bandwidth consumption—central to resolving the operator issues that come with unpredictable, often viral and mobile, internet data demand.

Messaging

•

In our messaging product line, operators continued to demand our carrier grade infrastructure offerings and our front end communications dashboard. This quarter we signed a deal with Kansei Multimedia Services, the cable internet access provider for J:COM, the largest multi system operator in Japan, for a messaging bundle that includes our RichMail dashboard and Email Mx platform.

New Management Appointments

During the quarter ended September 30, 2009, Openwave strengthened its executive staff with the additions of John Giere as Senior Vice President of Products and Marketing and Heikki Makijarvi as Vice President of Business Development.

John Giere is a seasoned executive with nearly 20 years of experience in management, marketing and business development. Mr. Giere brings an impressive pedigree to Openwave, having worked at Alcatel Lucent and Ericsson during their respective times of significant growth and change. His role will be critical in defining how we package and sell our portfolio to new and existing customers, through channels and to new territories in emerging markets.

Heikki Makijarvi brings more than 25 years of experience in the telecommunications and networking industry with key companies including Nokia, Cisco and Accel Partners. Makijarvi will be responsible for creating new opportunities to leverage our platforms and tools, evaluating and managing strategic business opportunities, partnerships and alliances, particularly as we look to participate and bring value in the larger internet ecosystem.

Recent Corporate Developments

Recently we consolidated our engineering sites and offshore development centers. The reason for this consolidation is to drive greater operational efficiency, reduce costs and have greater oversight and collaboration in research and development process. We are closing our Broomfield, Colorado office and consolidating to two engineering hubs: our headquarters in Redwood City and our operations in Belfast, Northern Ireland. Our Broomfield office primarily focused on location product development, which will now be handled by our remaining corporate offices and offshore development partners. We will continue to deliver on the location releases we have committed to our valued location customers, and our location-enabling our portfolio is still core to our strategy. Our next-generation platforms will incorporate location data from a variety of sources. Net cost savings from the consolidation are expected to be minimal since we plan to re-invest the savings in research and development.

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

There were no significant changes in our critical accounting policies and estimates since our fiscal year end on June 30, 2009. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our condensed consolidated financial statements included in this Form 10-Q and to our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Summary of Operating Results

Three Months Ended September 30, 2009 and 2008

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had two significant customers, as shown in the following table:

	% of Total Revenue September 30,
	2009	2008
Customer:
Sprint Nextel	40%	26%
AT&T	10%	13%

We derived half of our revenues from sales to U.S. based customers during the first quarter of fiscal 2010, which itself primarily consists of sales to Sprint Nextel and AT&T. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2009	2008
Revenues:
License	$10,425	$14,327	-27%
Maintenance and support	15,798	16,378	-4%
Services	23,619	20,340	16%

Total Revenues	$49,842	$51,045	-2%

Percent of revenues:
License	21%	28%
Maintenance and support	32%	32%
Services	47%	40%

Total Revenues	100%	100%

License Revenues

License revenues decreased by 27% during the three months ended September 30, 2009 as compared with the corresponding period of the prior year. The decrease in license revenues is indicative of the variability in revenue recognition of current and prior bookings, and is primarily related to certain large projects that were completed in fiscal 2009, and thus there was no associated revenue on these projects during the first quarter of fiscal 2010.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 4% for the three months ended September 30, 2009 compared with the corresponding period of the prior year. The decrease is mainly as a result of non-renewals in some cases.

Services Revenues

Services revenue increased by 16% for the three months ended September 30, 2009, as compared with the corresponding period of the prior year. The increase in the three months ended September 30, 2009, was primarily related to services revenue related to a new customization project for a large customer.

Other Key Revenue Metrics

The other key metrics we utilize for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. For the first quarter of fiscal 2010, bookings were approximately $47.3 million, up $18.0 million, or 61%, from approximately $29.3 million for the first quarter of fiscal 2009. Bookings fluctuate from quarter to quarter and do not necessarily create an immediate corresponding impact to revenues. For example, bookings were $47.3 million, $49.1 million, and $37.6 million during the three months ended September 30, 2009, June 30, 2009 and March 31, 2009, respectively. Total revenues during the three months ended September 30, 2009, June 30, 2009 and March 31, 2009, were $49.8 million, $47.9 million, and $44.6 million, respectively. Backlog was approximately $192.5 million as of September 30, 2009, down from $225.7 million as of September 30, 2008. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 to 18 months, in accordance with our revenue recognition policy.

Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2009	2008
Cost of revenues:
License	$639	$2,266	-72%
Maintenance and support	4,327	4,258	2%
Services	17,773	14,447	23%

Total Cost of Revenues	$22,739	$20,971	8%

	Three Months Ended September 30,
	2009	2008
Gross margin per related revenue category:
License	94%	84%
Maintenance and support	73%	74%
Services	25%	29%
Total Gross Margin	54%	59%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 72% during the three months ended September 30, 2009, compared with the corresponding period of the prior year. Amortization of intangibles related to licenses decreased by $0.7 million from the corresponding period of the prior year due to certain assets becoming fully amortized. The remainder of the decline is related to the corresponding 30% decrease in license revenue during the same period, as well as a change in the product mix of third-party software products. This in turn improved our gross margin on license revenues.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support, as well as maintenance and support gross margins, remained consistent during the three months ended September 30, 2009, as compared with the corresponding period of the prior year.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services increased by 23% during the three months ended September 30, 2009, as compared with the corresponding period of the prior year. This increase relates to the increase in services revenue of 16%, as well as a change in the mix of services and hardware provided to customers.

Operating Expenses

Operating expenses decreased by 19% during the three months ended September 30, 2009, as compared with the corresponding period of the prior year.

The following table represents operating expenses for the three months ended September 30, 2009 and 2008, respectively (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2009	2008
Operating expenses:
Research and development	$9,864	$12,286	-20%
Sales and marketing	10,711	10,744	0%
General and administrative	7,925	10,620	-25%
Restructuring and other related costs	422	1,903	-78%
Amortization of intangible assets	—	26	-100%

Total Operating Expenses	$28,922	$35,579	-19%

Percent of Revenues:
Research and development	20%	24%
Sales and marketing	21%	21%
General and administrative	16%	21%

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

During the three months ended September 30, 2009, research and development costs decreased 20% as compared with the corresponding period in the prior year. This decrease is attributable to a decline in labor costs and headcount, primarily related to the reduction in workforce as part of the FY2009 Restructuring described in Note 10 of notes to the condensed consolidated financial statements. As of September 30, 2008 we had 184 employees engaged in research and development activities, versus 164 employees as of September 30, 2009.

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

During the three months ended September 30, 2009, sales and marketing costs remained consistent, as compared with the corresponding period of the prior year.

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

During the three months ended September 30, 2009, general and administrative costs decreased 25% compared with the corresponding period in the prior year. This decrease is primarily attributed to a reduction in salary and related expense of $1.3 million, as well as a decline in professional fees of $1.8 million due to legal costs related to certain non-recurring events in the prior year period.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended September 30, 2009, decreased by 78% over the same period in the prior year. This decrease can be primarily attributed to restructuring charges of $0.9 million and $0.5 million related to facility exit costs and accelerated depreciation in the first quarter of fiscal 2009, with no such comparable charges in the most recently completed quarter.

Refer to Note 10 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets and impairment of goodwill (in thousands):

	Three Months Ended September 30,
	2009	2008
Developed and core technology	$409	$1,106
Customer contracts—licenses	—	6
Customer contracts—support	10	17
Workforce in place	—	26

	$419	$1,155

The decrease in amortization in fiscal 2010 is due to certain assets becoming fully amortized.

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

Interest Income

Interest income was approximately $0.3 million for the three months ended September 30, 2009, as compared with $1.8 million for the corresponding period of the prior year. The decrease in interest income can be attributed to lower interest rates and lower investment balances due to the utilization of $150.0 million of cash for repayment of our convertible subordinated notes in the first quarter of fiscal 2009.

Interest Expense

Interest expense was approximately $0.1 million for the three ended September 30, 2009, as compared with $1.0 million for the corresponding period of the prior year. The majority of our interest expense related to our convertible subordinated notes issued in September 2003. All outstanding principal and interest was paid on September 9, 2008, which accounts for the decrease in interest expense from the prior year.

Other Expense, net

Other expense, net was approximately $1.4 million during the three months ended September 30, 2009 and $7.3 million during the three months ended September 30, 2008. Other expense, net for the three months ended September, 2008 includes other-than-temporary impairments of $5.6 million recorded on certain investments, with comparable charges of $1.5 million in the current year’s period. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The increase in the effective tax rate from continuing operations for the three months ended September 30, 2009 versus the three months ended September 30, 2008 is the result of lower losses from continuing operations reported for the three months ended September 30, 2009 in jurisdictions for which losses are not benefitable, primarily in the U.S.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2009, we have foreign deferred tax assets recorded of approximately $4.2 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of September 30, 2009, we have approximately $0.3 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operations

During fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by us on June 27, 2008 and a note receivable of $5.8 million which was due and paid in July 2008. Additionally, $4.2 million was placed in escrow by Purple Labs until September 2009 to secure indemnification claims made by Purple Labs, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. We elected not to exercise these warrants and they are no longer outstanding. During the first quarter of fiscal 2009, we met the terms of the earnout provision in the sale agreement, and received $2.0 million that was recorded as an additional $2.0 million gain on sale of discontinued operation in the condensed consolidated statement of operations. We provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. The costs and the related reimbursements of the transition services were recorded in operating expenses. An immaterial margin on these services was realized. The net impact of the transition services and related reimbursement was immaterial to all categories in the condensed consolidated statement of operations for all periods presented.

On September 23, 2009, Myriad (formerly known as Purple Labs) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. We have disputed these escrow claims and are in the early stages of negotiations with Myriad. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow.

We recognized a gain of $19.7 million in the fourth quarter of fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client operations. The Client operations financial results have been classified as a discontinued operation in our condensed consolidated statements of operations for all periods presented.

In January 2006, we acquired Musiwave and committed to a plan to sell its interest in Musiwave in June 2007. Musiwave’s financial results have been classified as a discontinued operation in our condensed consolidated financial statements for all periods presented.

On December 31, 2007, we sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow secure indemnification claims, if any, made by the purchaser. We received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros. During the first quarter of fiscal 2010, the escrowed funds were distributed pursuant to recent agreements reached with Microsoft, resulting in a gain on sale of discontinued operations of $4.5 million.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first quarter of fiscal 2010. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for a description of our facility leases and Note 10 in the notes to the condensed consolidated financial statements. We currently have subleased a portion of our restructured facilities which will generate sublease income in aggregate of approximately $24.2 million, resulting in a net future obligation on these properties of approximately $53.9 million, through our fiscal year 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Letter of Credit

As of September 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.5 million, reducing the available borrowings on the revolving credit facility. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Line of Credit

On January 23, 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank to improve liquidity and working capital for us. No debt was outstanding under this agreement as of September 30, 2009. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the three months ended September 30, 2009 and June 30, 2009 (dollars in thousands):

	September 30, 2009	June 30, 2009	Percent Change
Working capital	$83,701	$84,887	-1%

Cash and cash investments:
Cash and cash equivalents	$86,465	$91,545	-6%
Short-term investments	18,369	17,537	5%
Long-term investments	16,442	16,843	-2%
Restricted cash and investments	356	775	-54%

Total cash and cash investments	$121,632	$126,700	-4%

	Three Months Ended September 30,
	2009	2008
Cash used for operating activities	$(8,789)	$(2,923)
Cash provided by investing activities	$3,628	$18,210
Cash provided by (used for) financing activities	$81	$(150,000)

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received $145.7 million from the issuance of our $150.0 million convertible subordinated notes during fiscal 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest due on our convertible subordinated notes totaling approximately $150.0 million, pursuant to the original terms of the agreement. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $9.7 million of proceeds in the first quarter of fiscal 2009. We also entered into a $40.0 million revolving credit facility on January 23, 2009. As of September 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.5 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of September 30, 2009, the Borrowing Base was $33.6 million and the total available for us to borrow on the revolving credit facility was $16.1 million, which is the difference between the Borrowing Base calculation of $33.6 million and the amount of outstanding letters of credit amount of $17.5 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities which we are required to satisfy as a condition of the agreement. The agreement requires that we meet a quarterly minimum EBITDA and monthly liquidity covenant. As of September 30, 2009, we were in compliance with all debt covenants.

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

Working capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $1.2 million, or 1%, from June 30, 2009 to September 30, 2009. The decrease in working capital balances can primarily be attributed to the $3.0 million loss from continuing operations as well as liabilities related to restructured properties becoming payable within one year. These decreases were offset in part by the $4.5 million gain on sale of discontinued operations during the first quarter of fiscal 2010.

Cash used for operating activities

Cash used for operating activities was $8.8 million during the three months ended September 30, 2009. This use of cash is attributed to payments of accrued liabilities and restructuring costs during the quarter.

Cash provided by investing activities

Net cash provided by investing activities during the three months ended September 30, 2009 was $3.6 million due primarily to the payment of the remaining escrowed amount of $4.5 million received from Microsoft from our sale of Musiwave, offset in part by $0.6 million of purchases of property and equipment.

Cash flows provided by (used for) financing activities

Net cash provided by financing activities during the three months ended September 30, 2009 was $81,000, consisting solely from the exercise of stock options during the quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other expense, net in the accompanying condensed consolidated statements of operations totaled $9,000 for the three months ended September 30, 2009. As of September 30, 2009, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
EUR	2,400	0.68	10/30/2009
CAD	2,000	1.09	10/30/2009
JPY	265,000	89.21	10/30/2009
AUD	3,700	1.15	10/30/2009
GBP	350	0.63	10/30/2009

As of September 30, 2009, the notional value multiplied by the USD exchange rate of these forward contracts was $12.2 million.

(b) Interest Rate Risk

As of September 30, 2009, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $121.6 million compared to $126.7 million at June 30, 2009. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2009 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2010	2011	Thereafter	September 30, 2009 Total	September 30, 2009 Total
U.S. Government Agencies	$4,697	6,305	—	11,002	11,018
Commercial Paper	1,397	—	—	1,397	1,397
Corporate Bonds	6,649	1,707	176	8,532	8,585
Auction Rate Securities	—	—	17,281	17,281	13,811

Total	$12,743	$8,012	$17,457	$38,212	$34,811

Weighted-average interest rate			1.3%

Additionally, we had $0.4 million of restricted investments that were included within long-term restricted cash and investments on the condensed consolidated balance sheet as of September 30, 2009. $0.2 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases, and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 0.3% at September 30, 2009. There have been no significant changes in risk exposure since September 30, 2009.

As of September 30, 2009, $13.8 million in auction rate securities (“ARS”), recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results.

Certain ARS with an estimated fair value of $13.8 million were issued by nine different entities and are held by two investment firms on our behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. Two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. One ARS is related to federal education student loan programs. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded a $1.5 million and $4.4 million other-than-temporary loss in the condensed consolidated statements of operations during the first quarter of fiscal 2010 and 2009, respectively, related to these securities. As of September 30, 2009 these instruments were all rated AAA, A-, B, BBB- or CC by Standard and Poor’s and Caa2 to A1 by Moody’s and $17.0 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, (the “Evaluation Date”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of September 30, 2009.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals is due on November 17, 2009. No amount has been accrued as of June 30, 2009, as a loss is not considered probable or reasonably estimable.

Each of the IPO Securities Litigation and Simmons matters were reported on in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which could materially affect Openwave’s business, financial condition or future results. The risks described in Openwave’s Annual Report on Form 10-K are not the only risks facing Openwave; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect Openwave’s business, financial condition, and/or operating results.

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

Date: November 6, 2009

OPENWAVE SYSTEMS INC.

By:	/s/ KAREN J. WILLEM
Karen J. Willem Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007 (Commission No. 001-16703)).

10.1	Openwave Systems Inc. Fiscal Year (FY) 2010 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2009 (Commission No. 001-16703)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.