Form 10-Q
period 2009-12-31
OPENWAVE SYSTEMS INC
filed 2010-02-05
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of January 31, 2010 there were 83,776,153 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2009	June 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$71,848	$91,545
Short-term investments	33,301	17,537
Accounts receivable, net of allowance for doubtful accounts	30,402	31,107
Prepaid and other current assets	22,620	26,801

Total current assets	158,171	166,990
Property and equipment, net	8,864	11,566
Long-term investments, and restricted cash and investments	23,307	17,618
Deposits and other assets	8,090	8,313
Goodwill	267	—
Intangible assets, net	3,040	3,880

Total assets	$201,739	$208,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,223	$5,348
Accrued liabilities	23,562	23,079
Accrued restructuring costs	14,273	15,327
Deferred revenue	36,301	38,349

Total current liabilities	78,359	82,103
Accrued restructuring costs, net of current portion	28,798	34,843
Deferred revenue, net of current portion	11,707	11,901
Deferred rent obligations and other	4,989	6,824

Total liabilities	123,853	135,671

Commitments and contingencies

Stockholders’ equity:
Common stock	84	83
Additional paid-in capital	3,185,499	3,184,263
Accumulated other comprehensive loss	(2,681)	(5,432)
Accumulated deficit	(3,105,016)	(3,106,218)

Total stockholders’ equity	77,886	72,696

Total liabilities and stockholders’ equity	$201,739	$208,367

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues:
License	$13,283	$13,849	$23,708	$28,176
Maintenance and support	16,168	15,917	31,966	32,295
Services	20,291	18,298	43,910	38,638

Total revenues	49,742	48,064	99,584	99,109

Cost of revenues:
License	665	1,567	1,304	3,833
Maintenance and support	4,668	4,518	8,995	8,776
Services	15,075	13,439	32,848	27,886

Total cost of revenues	20,408	19,524	43,147	40,495

Gross profit	29,334	28,540	56,437	58,614

Operating expenses:
Research and development	9,667	12,055	19,531	24,341
Sales and marketing	11,052	10,032	21,763	20,776
General and administrative	6,710	7,808	14,635	18,428
Restructuring and other related costs	1,353	427	1,775	2,330
Goodwill impairment and amortization of intangible assets	—	59,543	—	59,569

Total operating expenses	28,782	89,865	57,704	125,444

Operating income (loss) from continuing operations	552	(61,325)	(1,267)	(66,830)
Interest income	214	976	482	2,799
Interest expense	(73)	—	(175)	(995)
Other expense, net	(361)	(2,412)	(1,736)	(9,736)

Income (loss) from continuing operations before provision for income taxes	332	(62,761)	(2,696)	(74,762)
Income tax expense	119	1,029	617	1,532

Net income (loss) from continuing operations	213	(63,790)	(3,313)	(76,294)

Discontinued operations:
Net loss from discontinued operations, net of tax	$—	$(371)	$—	$(371)
Gain on sale of discontinued operation, net of tax	—	—	4,516	2,000

Net income (loss)	$213	$(64,161)	$1,203	$(74,665)

Basic net income (loss) per share from:
Continuing operations	$0.00	$(0.77)	$(0.04)	$(0.92)
Discontinued operations	$—	—	0.05	0.02

Net income (loss)	$0.00	$(0.77)	$0.01	$(0.90)

Diluted net income (loss) per share from:
Continuing operations	$0.00	$(0.77)	$(0.04)	$(0.92)
Discontinued operations	—	$—	$0.05	$0.02

Net income (loss)	$0.00	$(0.77)	$0.01	$(0.90)

Shares used in computing basic net income (loss) per share	83,408	82,855	83,352	82,814
Shares used in computing diluted net income (loss) per share	84,910	82,855	83,352	82,814
Supplemental disclosures:
Total other-than-temporary impairments	$(202)	$(2,536)	$(2,026)	$(8,168)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	360	—

Net other-than-temporary impairments	(202)	(2,536)	(1,666)	(8,168)
Other investment losses	(449)	—	(370)	—

Total net investment gains (losses) in Other expense, net	$(651)	$(2,536)	$(2,036)	$(8,168)

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,203	$(74,665)
Gain on sale of discontinued operation	(4,516)	(2,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	3,824	5,650
Stock-based compensation	985	1,900
Noncash restructuring charges	760	876
Accelerated depreciation on restructured property and equipment	181	235
Provision for doubtful accounts	(319)	(165)
Amortization of discount on convertible debt and debt issuance costs	—	158
(Gain)/loss on disposal of property and equipment	989	(60)
Amortization/(accretion) of premiums/discounts on investments	224	210
Deferred tax liability, net	—	(98)
Realized losses and impairment of non-marketable securities	2,036	8,168
Payment of legal settlement	—	(9,360)
Insurance reimbursement of legal settlement	—	4,360
Impairment of goodwill	—	59,517
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	1,024	24,097
Prepaid assets, deposits, and other assets	4,404	4,579
Accounts payable	(1,656)	(800)
Accrued liabilities	(1,561)	(23,087)
Accrued restructuring costs	(7,859)	(6,658)
Deferred revenue	(2,242)	(3,294)

Net cash used for operating activities	(2,523)	(10,437)

Cash flows from investing activities:
Purchases of property and equipment	(921)	(500)
Proceeds from sale of discontinued operation, net	4,516	11,634
Purchases of short-term investments	(23,938)	—
Proceeds from sales and maturities of short-term investments	10,348	19,129
Purchases of long-term investments	(10,379)	—
Proceeds from sales and maturities of long-term investments	2,541	104
Restricted cash and investments	409	—

Net cash provided by investing activities	(17,424)	30,367

Cash flows from financing activities:
Proceeds from issuance of common stock, net	129	—
Employee stock purchase plan	121	73
Payment on notes payable	—	(150,000)

Net cash provided by (used for) financing activities	250	(149,927)

Net decrease in cash and cash equivalents	(19,697)	(129,997)
Cash and cash equivalents at beginning of period	91,545	196,150

Cash and cash equivalents at end of period	$71,848	$66,153

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2009 and June 30, 2009, and the results of operations for the three and six months ended December 31, 2009 and 2008 and cash flows for the six months ended December 31, 2009 and 2008. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The Company has evaluated subsequent events through February 5, 2010, the date which these condensed consolidated financial statements were available to be issued.

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

The Company derives approximately half of its revenues from U.S. customers, which consist primarily of sales to Sprint Nextel and AT&T. Individual sales to these customers can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability. While the Company continues its efforts to broaden sales to other geographic markets and customers, the general economic deterioration in the U.S. and other geographic markets served by the Company has resulted in relatively unchanged business levels over the past several months and increases in the uncertainty around future revenues and profitability. This uncertainty may impact estimates made by the Company as to the realizability of deferred tax assets and intangible assets, the valuation and classification of certain investments, the collectibility of accounts receivable and the related impact of these estimates on the Company’s results of operations.

Revenue Recognition

There have been no material changes to the Company’s revenue recognition policies from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2009.

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Stock-based compensation related to:
Grants of nonvested stock	$(14)	$369	$38	$500
Stock options granted to employees and directors	415	492	844	1,227
Employee stock purchase plan	37	68	103	173

Stock-based compensation recognized in the condensed consolidated statements of operations	$438	$929	$985	$1,900

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

During the three and six months ended December 31, 2009 and 2008, the tax benefits related to stock option expense were immaterial.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Expected volatility	65.8% - 76.4%	65.0% - 70.8%	65.8% - 76.4%	65.0% - 70.8%
Expected dividends	—	—	0%	0%
Expected term (in years)	3.66 - 6.01	2.73 - 5.98	3.52 - 6.01	2.73 - 5.98
Risk-free rate	1.6% - 2.6%	1.5% - 2.2%	1.6% - 2.6%	1.5% - 2.6%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

(b) Employee Stock Purchase Plan

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the six months ended December 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively.

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

	For the Three and Six Months Ended December 31,
	2009	2008
Expected volatility	62.5%	106.5%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.2%	0.7%

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

A summary of option activity from July 1, 2009 to December 31, 2009 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2009	8,414	$3.91	8.13	$4,824
Options granted	1,034	2.48
Exercised	(86)	1.49
Forfeited, canceled or expired	(358)	9.09

Outstanding at December 31, 2009	9,004	$3.57	8.06	$4,938

Vested and expected to vest at December 31, 2009	7,493	$3.92	7.84	$3,976

Exercisable at December 31, 2009	3,702	$6.09	6.60	$1,481

The weighted average grant date fair values of options granted during the six months ended December 31, 2009 and 2008 were $1.37 and $0.48, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2009 was $0.1 million. There were no options exercised in the six months ended December 31, 2008. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2009 to December 31, 2009 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2009	196	$2.04
Nonvested shares granted	108	2.29
Vested	(42)	1.76
Forfeited	—	—

Nonvested at December 31, 2009	262	$2.19

The total fair value of shares vested during the six months ended December 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively.

As of December 31, 2009, there was $4.1 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Stock-based compensation by category:
Maintenance and support services	$32	$35	$70	$107
Services	36	179	112	345
Research and development	42	377	140	627
Sales and marketing	127	166	273	298
General and administrative	201	172	390	523

	$438	$929	$985	$1,900

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except for the adoption during fiscal 2010 of authoritative guidance issued by the FASB related to the factors to consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, the disclosure of the fair value of financial instruments on an interim basis, the new guidelines and numbering system prescribed by the FASB Codification and the clarification of prescribed techniques to measure the fair value of liabilities. The Company’s adoption of this guidance did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of the pending adoption of ASU 2009-13 on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of the pending adoption of ASU 2009-14 on its condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 requires new and revised disclosures for recurring or non-recurring fair value measurements, specifically related to significant transfers into and out of Levels 1 and 2, and for purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. Update 2010-06 also clarifies existing disclosures related to the level of disaggregation and the inputs and valuation techniques used for fair value measurements. The new disclosures and

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

clarifications of existing disclosures about fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2009. However, the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements are effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of Update 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted average shares used in computing basic net income (loss) per common share	83,408	82,855	83,352	82,814
Dilutive effect of restricted stock subject to repurchase	198	—	—	—
Dilutive effect of employee stock options	1,304	—	—	—

Weighted average shares used in computing diluted net income (loss) per share	84,910	82,855	83,352	82,814

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	—	318	195	330
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	—	—	5,196	152
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	3,696	6,337	3,572	5,638
Shares resulting from an “as-if” conversion of the convertible debt	—	—	—	7,268

(3) Discontinued Operations

a) Client Operations

During fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008. Additionally, $4.2 million was placed in escrow by Purple Labs until September 30, 2009 to secure indemnification claims made by Purple Labs, if any. The initial consideration also included warrants to purchase 27,000 shares of Purple Labs common stock. The Company elected not to exercise these warrants and they are no longer outstanding. During the first quarter of fiscal 2009, the Company met the terms of the earnout provision in the sale agreement, and received $2.0 million, which was recorded as an additional $2.0 million gain on sale of discontinued operation in its condensed consolidated statement of operations. The Company provided transition services to Purple Labs for six months following the sale. The first $2.0 million of costs relating to the transition services were covered by the initial consideration, and an additional $2.3 million of such costs were reimbursed in the second quarter of fiscal 2009. The

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

costs and offsetting related reimbursements of the transition services were recorded in operating expenses. An immaterial margin on these services was realized. The net impact of the transition services and related reimbursement was immaterial to all categories in the condensed consolidated statement of operations.

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

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Gain on sale of discontinued operation	—	—	—	2,000

Total income from discontinued operation	$—	$—	$—	$2,000

As of December 31, 2009, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

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

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Gain on sale of discontinued operation	—	—	4,516	—

Total income from discontinued operation	$—	$—	$4,516	$—

As of December 31, 2009, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

The Company has organized its operations based on a single operating segment.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
United States	$26,197	$22,980	$54,116	$48,437
Americas, excluding the United States	4,430	5,449	8,835	12,129
Europe, Middle East, and Africa	6,453	8,285	13,420	14,872
Japan	10,467	6,722	18,265	13,313
Asia Pacific, excluding Japan	2,195	4,628	4,948	10,358

Total revenues	$49,742	$48,064	$99,584	$99,109

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

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2009	2008	2009	2008
Customer:
Sprint Nextel	37%	26%	38%	26%
AT&T	7%	14%	8%	14%

As noted in the tables above, the Company has derived approximately half of its revenues from sales to U.S.-based customers during the six months ended December 31, 2009 and 2008, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	December 31, 2009	June 30, 2009
Accounts receivable	$25,259	$19,847
Unbilled accounts receivable	6,260	12,592
Allowance for doubtful accounts	(1,117)	(1,332)

	$30,402	$31,107

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	December 31,	June 30,
	2009	2009
Customer:
Sprint Nextel	17%	12%
Time Warner	17%	—
Itochu	9%	12%
Telstra	7%	10%

(b) Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2009 to December 31, 2009 (in thousands):

	Balance as of June 30, 2009	Additions (a)	Amortization	Balance as of December 31, 2009
Goodwill	$—	$267	$—	$267
Intangible assets:
Developed and core technology	3,823	—	(820)	3,003
Customer contracts - support	57	—	(20)	37

	$3,880	$267	$(840)	$3,307

(a)	Additions to goodwill during fiscal year 2010 relate to an earnout payment made in connection with the purchase of WiderWeb. See further details in Note 7, “Business Combinations.”

Total amortization and impairment charges related to intangible assets including goodwill were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Amortization of intangible assets:
Developed and core technology	$410	$1,088	$820	$2,194
Customer contracts - licenses	—	4	—	10
Customer contracts - support	10	11	20	28
Workforce in place	—	26	—	52

Total amortization of intangible assets	420	1,129	840	2,284
Impairment of goodwill	—	59,517	—	59,517

Goodwill impairment and amortization of intangible assets	$420	$60,646	$840	$61,801

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of workforce in place and impairment of goodwill is included in operating expenses.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	December 31, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(16,291)	$3,003	$19,294	$(15,471)	$3,823
Customer contracts - support	220	(183)	37	220	(163)	57

	$19,514	$(16,474)	$3,040	$19,514	$(15,634)	$3,880

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of December 31, 2009 (in thousands):

Fiscal Year	Amortization
2010 (remaining)	$840
2011	1,639
2012	561

$3,040

(c) Deferred Revenue

As of December 31, 2009 and June 30, 2009, the Company had deferred revenue of $48.0 million and $50.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $16.2 million and $7.5 million as of December 31, 2009 and June 30, 2009, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	December 31, 2009	June 30, 2009
Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than-temporarily impaired	$66	$40
Unrealized loss on marketable securities other-than-temporarily impaired	(1,976)	(4,701)

Net unrealized loss on marketable securities	(1,910)	(4,661)
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(2,681)	$(5,432)

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

Comprehensive income (loss) is comprised of net income (loss) and changes in accumulated foreign currency translation and unrealized loss on marketable securities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income (loss)	$213	$(64,161)	$1,203	$(74,665)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	1,491	(154)	2,751	(648)

Total comprehensive income (loss)	$1,704	$(64,315)	$3,954	$(75,313)

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

Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables show the Company’s available-for-sale investments within investments and cash and cash equivalents in the condensed consolidated balance sheet (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value

	2010	2011	Thereafter	December 31, 2009 Total	December 31, 2009 Total
U.S. Government Agencies	$3,473	$10,597	$—	$14,070	$14,074
Certificates of Deposit	240	1,932	—	2,172	2,172
Commercial Paper	6,395	1,348	—	7,743	7,743
Corporate Bonds	7,684	12,922	1,260	21,866	21,928
Auction Rate Securities	—	—	14,302	14,302	12,326

Total	$17,792	$26,799	$15,562	$60,153	$58,243

	December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$14,070	$7	$(3)	$14,074
Commercial Paper	7,743	—	—	7,743
Certificates of Deposit	2,172	—	—	2,172
Corporate Bonds	21,866	92	(30)	21,928
Auction Rate Securities	14,302	—	(1,976)	12,326

	$60,153	$99	$(2,009)	$58,243

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,160	$8	$(3)	$5,165
Enhanced Cash Money Market Fund	1,338	61	—	1,399
Certificate of Deposit	775	—	—	775
Corporate Bonds	13,775	31	(57)	13,749
Auction Rate Securities	18,745	—	(4,701)	14,044

	$39,793	$100	$(4,761)	$35,132

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

Prior to adoption of new accounting guidance related to the recognition and presentation of OTTI on April 1, 2009, the Company recognized an OTTI on debt securities in an unrealized loss position when it did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of an OTTI prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in earnings as an adjustment to the amortized cost of the security. Upon adoption of new accounting guidance, in the fourth quarter of fiscal 2009, the Company reclassified $5.6 million of OTTI charges previously recorded in Other income (expense) to Accumulated other comprehensive income with an offset to Accumulated deficit as a cumulative-effect adjustment due to the adoption of new accounting guidance related to the recognition and presentation of OTTIs.

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

During the first fiscal quarter of 2010, two securities were determined to sustain an OTTI. Both of these securities are auction rate securities (“ARS”), which are discussed in more detail below. The Company estimated the projected future cash flows expected to be collected from each of these securities by summing the present value of the future principal and interest payments, and incorporating certain assumptions and judgments regarding the future performance of the underlying collateral. The Company estimated the fair value of these ARS at December 31, 2009 based on a discounted cash flow model. The assumptions used in preparing the model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. Other factors were considered, such as the credit ratings of the issuer, insurers, and parent companies as applicable.

In the second quarter of fiscal 2010, the Company determined it had the intent to sell three ARS securities which resulted in the an OTTI charge of $0.2 million.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

In the six months ended December 31, 2009 and 2008, the Company had an OTTI charge in earnings of $1.7 million and $8.2 million, respectively, recorded in other income (expense).

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$4,314	$(3)	$—	$—	$4,314	$(3)
Commercial Paper	998	—	—	—	998	—
Corporate Bonds	12,989	(29)	949	(1)	13,938	(30)
Auction Rate Securities	—	—	12,326	(1,976)	12,326	(1,976)

	$18,301	$(32)	$13,275	$(1,977)	$31,576	$(2,009)

As of December 31, 2009, the Company had 29 investments in an unrealized loss position.

	As of June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$1,662	$(3)	$—	$—	$1,662	$(3)
Corporate Bonds	2,440	(14)	9,714	(43)	12,154	(57)
Auction Rate Securities	—	—	14,044	(4,701)	14,044	(4,701)

	$4,102	$(17)	$23,758	$(4,744)	$27,860	$(4,761)

As of June 30, 2009, the Company had 24 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of July 1, 2009	$(6,125)
OTTI charges related to securities with previous credit losses	(1,666)

Cumulative OTTI credit losses recognized as of December 31, 2009	$(7,791)

All OTTI’s recognized in earnings in the six months ended December 31, 2009 were for securities with previously recognized credit impairments.

The redemption of an enhanced cash money market fund resulted in proceeds of $1.4 million and the recognition of realized gains of $0.1 million in the first quarter of fiscal 2010. In December 2009, one of the ARS was tendered. The tender of this ARS resulted in proceeds of $2.3 million and recognition of realized loss of $0.4 million in the second quarter of fiscal 2010. There were no realized gains or realized losses recorded during the six months ended December 31, 2008 from the sales of available-for-sale securities. Realized gains and losses and interest income are included in interest and other income (expense) in the condensed consolidated statement of operations.

In January 2010, four of the ARS were sold. The sale of these ARS will result in proceeds of $3.0 million recognized in the third quarter of fiscal 2010. Three of these ARS resulted in the recognition of an OTTI charge of $0.2 million in December 2009. One of the ARS will result in the recognition of a realized loss of $0.2 million in the third quarter of fiscal 2010.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$66,249	$—	$—	$66,249
Certificates of Deposit	2,172	366	—	2,538
Corporate Bonds	21,665	—	263	21,928
Commercial Paper	7,743	—	—	7,743
U.S. Government Agencies	14,074	—	—	14,074
Auction Rate Securities	—	—	12,326	12,326

	$111,903	$366	$12,589	$124,858

The table above includes $0.4 million of restricted cash related to the Level 2 Certificates of Deposit.

Auction Rate Securities

As of December 31, 2009, $12.3 million in auction rate securities, recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008.

These ARS were issued by eight different entities and are held by two investment firms on the Company’s behalf. Five of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. Two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. One ARS is related to federal education student loans programs. As of December 31, 2009, these instruments were all rated AAA, A-, BB-, BBB- or CC by Standard and Poor’s and Caa2 to Aaa by Moody’s and $15.9 million of the $21.6 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2009	$14,044
Sale of ARS	(2,328)
Change in unrealized losses included in other comprehensive income	2,276
Other-than-temporary impairment	(1,666)

Balance at December 31, 2009	$12,326

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

In addition to the Initial Consideration, Openwave paid consideration relating to a retention agreement (“Retention Amount”). The Retention Amount was $0.9 million for the retention of four key employees of WiderWeb for a two-year period which began on February 9, 2007. The Retention Amount was amortized over the two-year period as compensation expense.

The Initial Consideration did not include $0.9 million in additional consideration which was initially placed in escrow but paid during fiscal 2008 and recorded as goodwill in the consolidated balance sheet at the time of payment.

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

(8) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. The revolving credit facility matures on January 23, 2011. The Company may borrow, repay and re-borrow under the revolving credit facility at any time. As of December 31, 2009, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a $0.2 million commitment fee to the lender.

As of December 31, 2009, the Company had letters of credit outstanding against the revolving credit facility totaling $17.7 million, reducing the available borrowings on the revolving credit facility. The

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of December 31, 2009, the Borrowing Base was $28.7 million and the total available for the Company to borrow on the revolving credit facility was $11.0 million, which is the difference between the Borrowing Base calculation of $28.7 million and the amount of outstanding letters of credit amount of $17.7 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum quarterly EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, engage in transactions with affiliates, or engage in stock repurchases. As of December 31, 2009, the Company was in compliance with all debt covenants.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Several notices of appeal have been filed by putative class members, challenging the settlement. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of December 31, 2009.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2,

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals was filed on November 17, 2009. No amount has been accrued as of December 31, 2009, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with the Guarantees Topic of the FASB ASC (“Topic 460”). As of December 31, 2009, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(10) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced restructurings during fiscal years 2010, 2009, 2008, 2007, and various other restructurings in fiscal years 2002 through 2006.

On October 29, 2009, the Company announced the fiscal year 2010 restructuring (“FY2010 Restructuring”) to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during the second quarter of fiscal 2010, the Company incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring plan’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. Additional restructuring charges for facilities under this plan will be incurred in the period the related facility is no longer occupied or used by the Company for operations, with the associated lease payments being paid over the term of the remaining lease.

On March 16, 2009, the Company announced the fiscal year 2009 restructuring (“FY2009 Restructuring”) to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during the third quarter of fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring plan’s employee termination benefits and $3.4 million in facilities charges associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the third quarter of fiscal 2010. Additional restructuring charges for future lease payments of the facility under this plan will be incurred in the third fiscal quarter of 2010 upon exiting the facility. The lease payments will be paid over the term of the remaining lease. Of the remaining $3.1 million facilities related accrual, the Company expects to pay $1.0 million through June 30, 2010 and $2.1 million from July 2010 through April 2011.

The fiscal year 2008 restructuring (“FY2008 Restructuring”) was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during fiscal 2008, the Company incurred $6.9 million in pre-tax restructuring and related charges

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

associated with the FY2008 Restructuring Plan’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. Additionally, during the first quarter of fiscal 2009, the Company incurred $1.5 million in facilities charges upon exiting a building as planned in the FY2008 Restructuring. During the second quarter of fiscal year 2010, the Company negotiated a buyout of the lease related to this facility, resulting in a $0.2 million reduction of the previously estimated liability. The Company expects to pay the $0.2 million in December 2010.

The following table sets forth the restructuring liability activity from June 30, 2009 through December 31, 2009 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 08 Restructuring Plan	FY 08 Restructuring Plan	FY 09 Restructuring Plan	FY 09 Restructuring Plan	FY 10 Restructuring Plan	Total Accrual
	Facility	Severance	Facility	Facility	Severance	Severance
Accrual balances as of June 30, 2009	$43,852	$84	$941	$3,775	$1,518	$—	$50,170
New charges	16	—	—	—	(5)	—	11
Accretion expense	374	—	—	17	—	—	391
Cash paid, net of sublease income	(2,834)	—	(133)	(535)	(1,048)	—	(4,550)

Balance as of September 30, 2009	$41,408	$84	$808	$3,257	$465	$—	$46,022

New charges (a)	(3)	—	(211)	355	(152)	813	802
Accretion expense	351	—	—	18	—	—	369
Cash paid, net of sublease income	(2,826)	(44)	(390)	(549)	(96)	(217)	(4,122)

Balance as of December 31, 2009	$38,930	$40	$207	$3,081	$217	$596	$43,071

(a)	Total charges do not include $0.2 million of accelerated depreciation as represented on the Company’s condensed consolidated statement of operations under restructuring and other costs for the second quarter of fiscal 2010.

As of December 31, 2009, the Company has sublease contracts in place for all but three of its exited facilities, which provide for approximately $22.5 million of future sublease income from third parties out of total estimated sublease income of $26.7 million. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at December 31, 2009 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2010 (remaining)	$10,627	$(224)	$(3,482)	$6,921
2011	21,222	(1,332)	(6,885)	13,005
2012	20,441	(775)	(6,907)	12,759
2013	17,627	(775)	(5,194)	11,658
2014	1,115	(775)	—	340
Thereafter	464	(324)	—	140

	$71,496	$(4,205)	$(22,468)	$44,823

Future accretion expense on the restructured facility obligation is $2.6 million, which will be recorded as restructuring expense over the life of the respective leases.

(11) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of the Company’s revenue, with a resulting fluctuation in the Company’s quarterly effective tax rate.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2009, the Company has net foreign deferred tax assets recorded of approximately $3.6 million, which consists of $3.9 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; this is offset by $0.3 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2009	$5,623
Additions based on tax positions related to the current year	162
Reductions for tax positions of prior years	(213)
Lapse of statute of limitations	(622)
Settlements	(785)
Foreign currency fluctuations	(68)

Balance as of December 31, 2009	$4,097

The total amount of gross unrecognized tax benefits was $4.1 million as of December 31, 2009. Of this $4.1 million, $0.9 million would affect the effective tax rate if realized, and $3.2 million would be recorded as net income from discontinued operations if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.4 million as of both December 31, 2009 and June 30, 2009.

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of management and are subject to risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by these statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions. Risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed under the subheading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as well as elsewhere in this report. The occurrence of the events described in “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and other risks identified from time to time in the Openwave’s public statements and reports filed with the Securities and Exchange Commission.

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

Over the past two years, we have streamlined our business by selling non-core operations such as our prior Content product line, referred to by the entity name “Musiwave”, in December 2007 and our prior Client operations which provided software for the mobile handset, in June 2008. In fiscal year 2009 and during the second quarter of fiscal 2010, we also consolidated a number of engineering facilities in order to improve efficiency, coordination, quality, and time-to-market. Although the divestitures of discontinued operations and the cautious capital spending environment have reduced our revenues over the last two years, we intend to introduce new products to market, expand our customer base in new regions, sell our customers a migration to Openwave’s next generation software platforms and tools, and add a new tier of service provider customers. We see demand building for mobile data as discussed below under the heading “Operating Environment for the three and six months ended December 31, 2009.” The increase in demand for mobile data may not result in an immediate or direct impact on our financial results, as we are dependent upon how and when the mobile carriers respond to these trends and how, whether, and when they invest in the required infrastructure.

The key performance measures that we use in assessing our business include bookings, backlog, gross margins, operating cash flows and disciplined management of operating expenses. Our goal is to maintain, over time, a book-to-bill ratio of 1:1 or better. This in turn builds backlog and therefore predictability of future revenues.

Our gross margins have been impacted by a higher concentration of services revenues and lower concentration of license revenues in the current fiscal year as compared to the prior year. We also experienced improved operating cash flows and lower operating expenses in the first six months of fiscal 2010, as a result of our streamlining of the business based on our restructuring plan implemented in fiscal year 2009 which resulted in reductions in operating costs in fiscal year 2010. Additionally, in October 2009, we announced an additional restructuring plan, primarily to consolidate engineering locations, which we expect will assist us in developing products more efficiently, as the majority of the savings will be re-invested in the business.

Sprint Nextel and AT&T are two significant customers of Openwave. Over 40% of our revenues were derived, collectively, from these customers during fiscal year 2009. We generally enter into several agreements each quarter with these customers. These agreements relate to purchases of software licenses and related services for several of our products, as well as third-party hardware and software. The majority of our software licenses with these customers are perpetual licenses. Additional license revenues from these customers are generated by their purchase of new products, upgrades, or additional licenses of software they already own if their usage increases. In addition, Sprint Nextel and AT&T typically purchase software maintenance and support services from us related to these licenses, which are periodically subject to renewal, and typically allow for cancellation if the customer provides notice to us 90 days in advance, or less. Several of our agreements with these customers relate to installation and customization services of our software, which are typically recognized as revenue over the period the services are delivered. Customization services include modifications or additions to the source code of our software in order to enable compatibility with the customer’s specific platform or performance and functionality requirements. Payment terms under our agreements with Sprint Nextel and AT&T generally state that payments are due within 45 days of the invoice date. While we are attempting to grow our customer base in emerging markets and with other large companies, we believe that our relationships with Sprint Nextel and AT&T will continue to make up a significant part of our business in the foreseeable future, although there is no guarantee of continued business from either of these customers.

For further detail regarding risks relating our business, see our Item 1A of Part II of this Current Report on Form 10-Q.

Overview of Financial Results During the Three and Six Months Ended December 31, 2009

The following table represents a summary of our operating results from continuing operations for our second quarter and first six months of fiscal 2010 compared with the second quarter and first six months of fiscal 2009 (dollars in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2009	2008		2009	2008
	(unaudited)			(unaudited)

Revenues	$49,742	$48,064	3%	$99,584	$99,109	0%
Cost of revenues	20,408	19,524	5%	43,147	40,495	7%

Gross profit	29,334	28,540	3%	56,437	58,614	-4%

Operating expenses	28,782	89,865	-68%	57,704	125,444	-54%

Operating loss	552	(61,325)	-101%	(1,267)	(66,830)	-98%

Interest and other income (expense), net	(220)	(1,436)	-85%	(1,429)	(7,932)	-82%
Income tax expense	119	1,029	-88%	617	1,532	-60%

Net loss from continuing operations	$213	$(63,790)	-100%	$(3,313)	$(76,294)	-96%

Revenues increased slightly during the three and six months ended December 31, 2009 compared to the corresponding period of the prior year.

Overall, excluding the impact of the goodwill impairment charge of $59.5 million that was recorded during the second quarter of fiscal 2009, operating expenses decreased $1.6 million and $8.2 million, respectively, during the three and six months ended December 31, 2009 compared with the corresponding periods of the prior year. This decline can be primarily attributed to lower labor costs and facilities costs, as discussed in further detail under Summary of Operating Results below.

Operating Environment During the Three and Six Months Ended December 31, 2009

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

During the quarter ended December 31, 2009, Openwave worked with mobile and broadband operators to enable the delivery of personalized content and communications. Selected customer and product highlights include:

Service Management

•

This quarter we announced the next version of Integra, a context-aware mediation and policy management solution designed to provide operators with the flexibility to select the deployment architecture and features that meet their specific needs, while reducing overall total cost of ownership. Integra is an open, all-IP framework that acts as a single control point for an operator to manage various forms of traffic, and enables services including content adaptation, web and media optimization, network security, policy control and dynamic charging and campaigning.

•

We also introduced the Mobile Internet ReadySet, a pre-packaged platform that provides operators in emerging markets with a central point from which to launch new, mobile internet services at an attractive entry level price point.

•

We announced Bouygues Telecom, a leading French mobile operator, selected our policy management solution to help manage and optimize their network traffic. Our solution is designed to enable better insight into network usage patterns and help them to define and anticipate new subscriber behaviors. Based on this information, Bouygues can also more intelligently offer a variety of tiered subscriber plans that reflect actual usage.

•

We closed an Integra deal with a major operator in the Benelux region in collaboration with Alcatel Lucent. The goal for Integra is to help shape and smooth the operator’s data traffic and seamlessly address their bandwidth challenge head-on.

•

We also secured an Integra upgrade with Vodacom South Africa, a leading African communications group providing mobile communications and related services to more than 40 million customers. In addition to Integra, Vodacom South Africa also purchased Passport. Our Passport service enables mobile operators like Vodacom to offer their subscribers on-demand, ‘pay-as-you-go’ mobile internet access, which include targeted data service promotions metered according to time, type of service and consumption levels, among other choices.

Messaging

•

In our messaging line of business, operators continued to demand our suite of mobile, email and voice solutions that use IP-based, bandwidth-optimized technologies to simplify the different modes of messaging moving across an operator’s network. This quarter we signed a deal with Time Warner Cable, for a bundled set of our messaging offerings that include Rich Mail, Network Address Book, and Notification services.

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

Summary of Operating Results

Three and Six Months Ended December 31, 2009 and 2008

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2009	2008	2009	2008
Customer:
Sprint Nextel	37%	26%	38%	26%
AT&T	7%	14%	8%	14%

We derived approximately half of our revenues from sales to U.S. based customers during the six months ended December 31, 2009 and 2008, which itself primarily consists of sales to Sprint Nextel and AT&T. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2009	2008		2009	2008
Revenues:
License	$13,283	$13,849	-4%	$23,708	$28,176	-16%
Maintenance and support	16,168	15,917	2%	31,966	32,295	-1%
Services	20,291	18,298	11%	43,910	38,638	14%

Total Revenues	$49,742	$48,064	3%	$99,584	$99,109	0%

Percent of revenues:
License	27%	29%		24%	28%
Maintenance and support	33%	33%		32%	33%
Services	40%	38%		44%	39%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues decreased by 4% during the three months ended December 31, 2009 as compared with the corresponding period of the prior year. The decrease in license revenues is indicative of the variability in revenue recognition of current and prior bookings, and is primarily related to a number of large projects that were completed in fiscal 2009, and thus there was no associated revenue on these projects during the second quarter of fiscal 2010.

License revenues decreased by 16% during the six months ended December 31, 2009 as compared with the corresponding period of the prior year. The decrease in license revenue was due to the factors listed above.

Maintenance and Support Revenues

Maintenance and support revenues remained relatively consistent during both the three and six months ended December 31, 2009, as compared with the corresponding periods of the prior year. These revenues were consistent as there was no significant change in the business related to the level of maintenance and support provided to customers.

Services Revenues

Services revenue increased by 11% for the three months ended December 31, 2009, as compared with the corresponding period of the prior year. The increase in the three months ended December 31, 2009, was primarily due to services revenue related to a customization project for a large customer which began in fiscal year 2010.

Services revenue increased by 14% for the six months ended December 31, 2009, as compared with the corresponding period of the prior year. The increase in services revenue was due to the customization project discussed above.

Other Key Revenue Metrics

The other key metrics we utilize for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. For the second quarter of fiscal 2010, bookings were approximately $46.5 million, up $7.2 million, or 18%, from approximately $39.3 million for the second quarter of fiscal 2009. The second quarter of fiscal 2009 bookings were not representative of the average bookings over the past 24 months, which was $44.2 million. Backlog was approximately $188.5 million as of December 31, 2009, down from $217.0 million as of December 31, 2008. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 to 18 months, in accordance with our revenue recognition policy.

Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2009	2008		2009	2008
Cost of revenues:
License	$665	$1,567	-58%	$1,304	$3,833	-66%
Maintenance and support	4,668	4,518	3%	8,995	8,776	2%
Services	15,075	13,439	12%	32,848	27,886	18%

Total Cost of Revenues	$20,408	$19,524	5%	$43,147	$40,495	7%

	Three Months Ended December 31,			Six Months Ended December 31,
	2009	2008		2009	2008
Gross margin per related revenue category:
License	95%	89%		94%	86%
Maintenance and support	71%	72%		72%	73%
Services	26%	27%		25%	28%
Total Gross Margin	59%	59%		57%	59%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 58% during the three months ended December 31, 2009, compared with the corresponding period of the prior year. Amortization of intangibles related to licenses decreased by $0.7 million from the corresponding period of the prior year due to a number of assets becoming fully amortized. The remainder of the decline is related to the corresponding 4% decrease in license revenue during the same period, as well as a change in the product mix of third-party software products. This in turn improved our gross margin on license revenues.

Costs of license revenues decreased by 66% during the six months ended December 31, 2009, compared with the corresponding period of the prior year. Amortization of intangibles related to licenses decreased by $1.4 million from the corresponding period of the prior year due to a number of assets becoming fully amortized. The remainder of the decline is related to the corresponding 16% decrease in license revenue during the same period, as well as a change in the product mix of third-party software products. This in turn improved our gross margin on license revenues.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support increased slightly in absolute dollars, relatively consistent with the increase in revenues, and therefore gross margin remained relatively consistent, during the three and six months ended December 31, 2009, as compared with the corresponding periods of the prior year.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services increased by 12% during the three months ended December 31, 2009, as compared with the corresponding period of the prior year. This increase relates primarily to the increase in services revenue of 11% during the same period.

Cost of services increased by 18% during the six months ended December 31, 2009, as compared with the corresponding period of the prior year. This increase relates to the increase in services revenue of 14% during the same period, as well as a change in the mix of services and hardware provided to customers.

Operating Expenses

Operating expenses decreased by 68% and 54%, respectively, during the three and six months ended December 31, 2009, as compared with the corresponding periods of the prior year.

The following table represents operating expenses for the three and six months ended December 31, 2009 and 2008, respectively (dollars in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2009	2008		2009	2008
Operating expenses:
Research and development	$9,667	$12,055	-20%	$19,531	$24,341	-20%
Sales and marketing	11,052	10,032	10%	21,763	20,776	5%
General and administrative	6,710	7,808	-14%	14,635	18,428	-21%
Restructuring and other related costs	1,353	427	217%	1,775	2,330	-24%
Amortization of intangible assets	—	59,543	-100%	—	59,569	-100%

Total Operating Expenses	$28,782	$89,865	-68%	$57,704	$125,444	-54%

Percent of Revenues:
Research and development	19%	25%		20%	25%
Sales and marketing	22%	21%		22%	21%
General and administrative	13%	16%		15%	19%

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

During the three and six months ended December 31, 2009, research and development costs decreased 20% and 20%, respectively, as compared with the corresponding period in the prior year. This decrease is attributable to a decline in labor costs, primarily related to the reduction in workforce in connection with the consolidation of facilities as part of the FY2009 Restructuring announced in the third quarter of fiscal year 2009, as described in Note 10 of notes to the condensed consolidated financial statements. As of December 31, 2009 we had 155 employees engaged in research and development activities, versus 187 employees as of December 31, 2008, which represents a 17% reduction from the prior year. We do not expect our spending on research and development to continue to decrease over the next several months due to our plan to reinvest our savings from the consolidation of engineering sites into research and development resources driving efficiencies.

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

During the three months ended December 31, 2009, sales and marketing costs increased by 10%, as compared with the corresponding period of the prior year. Average headcount of employees engaged in sales and marketing increased from the prior year period by approximately 3%. In addition, we experienced an increase in the overall labor costs per sales and marketing employee due to filling management positions in product marketing and business development since the prior period. This also led to an increase in corporate incentive plan expense in this department. These changes caused an increase of $0.7 million from the prior quarter. Additionally, travel expenses increased $0.3 million over the prior period.

During the six months ended December 31, 2009, sales and marketing costs increased by 5%, as compared with the corresponding period of the prior year. While the average number of employees engaged in sales and marketing remained consistent compared to the prior year period, we experienced an increase in labor costs of $2.0 million due to higher salary costs and corporate incentive plan expense due to the reasons discussed above. This increase was partially offset by a $1.0 million decrease in third-party commission payments related to payments received from customers in a country which are subject to a third party agreement.

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

During the three months ended December 31, 2009, general and administrative costs decreased 14% compared with the corresponding period in the prior year. This decrease is primarily attributed to a reduction in professional fees of $0.9 million due to lower legal costs, audit, and consulting costs.

During the six months ended December 31, 2009, general and administrative costs decreased 21% compared with the corresponding period in the prior year. This decrease is primarily attributed to a $2.7 million reduction in legal fees related to unusual events in the prior period, as well as a decline in labor costs of $0.7 million related to lower contingent worker expense.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended December 31, 2009, increased by 217% over the same period in the prior year. This increase is primarily attributed to restructuring charges of $0.8 million in labor costs and $0.2 million in accelerated depreciation associated with the FY2010 Restructuring.

Restructuring and other related costs for the six months ended December 31, 2009, decreased by 24% over the same period in the prior year. This decrease is primarily attributed to $1.0 million in new restructuring charges for the FY2010 Restructuring during the six months ended December 31, 2009, being lower than $1.5 million of facility charges related to the FY2008 Restructuring taken in the corresponding period of the prior year.

Refer to Note 10 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets and impairment of goodwill (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Amortization of intangible assets:
Developed and core technology	$410	$1,088	$820	$2,194
Customer contracts - licenses	—	4	—	10
Customer contracts - support	10	11	20	28
Workforce in place	—	26	—	52

Total amortization of intangible assets	420	1,129	840	2,284
Impairment of goodwill	—	59,517	—	59,517

Goodwill impairment and amortization of intangible assets	$420	$60,646	$840	$61,801

The decrease in amortization in fiscal 2010 is due to a number of assets becoming fully amortized.

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

Interest Income

Interest income was approximately $0.2 million and $0.5 million, respectively, for the three and six months ended December 31, 2009, as compared with $1.0 million and $2.8 million for the corresponding periods of the prior year. The decrease in interest income is primarily attributed to lower interest rates and lower investment balances due to the utilization of $150.0 million of cash for repayment of our convertible subordinated notes in the first quarter of fiscal 2009.

Interest Expense

Interest expense was approximately $0.1 million and $0.2 million, respectively, for the three and six months ended December 31, 2009, as compared no interest expense and $1.0 million for the three and six months periods of the prior year. The majority of our interest expense in the first quarter of fiscal 2009 related to our convertible subordinated notes which were repaid on September 9, 2008, causing interest expense to cease in the second quarter of fiscal 2009. The majority of our interest expense in fiscal year 2010 relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Other Expense, net

Other expense, net was approximately $0.4 million and $1.7 million, respectively, during the three and six months ended December 31, 2009, and $2.4 million and $9.7 million during the corresponding periods of the prior year. Other expense, net for the three months ended December 31, 2008 includes other-than-temporary impairments of $2.5 million recorded on some investments, with only an other-than-temporary impairment of $0.2 million and a $0.4 million gross realized loss on the sale of auction rate securities (“ARS”) in the current year’s period. Other expense, net for the six months ended December 31, 2008 includes other-than-temporary impairments of $8.2 million recorded on some investments, with comparable charges of $2.1 million, including the realized loss on sales of ARS, in the current year’s period. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The decline in income tax expense for the three and six months ended December 31, 2009, compared to the three and six months ended December 31, 2008 is the result of the release of unrecognized tax benefits due to the lapse of statute of limitations during the three and six months ended December 31, 2009.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2009, we have foreign deferred tax assets recorded of approximately $3.9 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of December 31, 2009, we have approximately $0.3 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

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

In January 2006, we acquired Musiwave and committed to a plan to sell our interest in Musiwave in June 2007. On December 31, 2007, we sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow to secure indemnification claims, if any, made by the purchaser. During the first quarter of fiscal 2010, the escrowed funds were distributed pursuant to recent agreements reached with Microsoft, resulting in a gain on sale of discontinued operations of $4.5 million.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first half of fiscal 2010. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for a description of our facility leases and Note 10 in the notes to the condensed consolidated financial statements. We currently have subleased a portion of our restructured facilities which will generate sublease income in aggregate of approximately $22.5 million, resulting in a net future obligation on these properties of approximately $49.0 million, through our fiscal year 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Letter of Credit

As of December 31, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.7 million, reducing the available borrowings on the revolving credit facility. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Line of Credit

On January 23, 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank to improve liquidity and working capital for us. No debt was outstanding under this agreement as of December 31, 2009. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the six months ended December 31, 2009 and June 30, 2009 (dollars in thousands):

	December 31, 2009	June 30, 2009	Percent Change
Working capital	$79,812	$84,887	-6%

Cash and cash investments:
Cash and cash equivalents	$71,848	$91,545	-22%
Short-term investments	33,301	17,537	90%
Long-term investments	22,940	16,843	36%
Restricted cash and investments	367	775	-53%

Total cash and cash investments	$128,456	$126,700	1%

	Six Months Ended December 31,
	2009	2008
Cash used for operating activities	$(2,523)	$(10,437)
Cash provided by (used for) investing activities	$(17,424)	$30,367
Cash provided by (used for) financing activities	$250	$(149,927)

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received $145.7 million from the issuance of our $150.0 million convertible subordinated notes during fiscal 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest due on our convertible subordinated notes totaling approximately $150.0 million, pursuant to the original terms of the agreement. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $11.6 million of proceeds in fiscal 2009. We also entered into a $40.0 million revolving credit facility on January 23, 2009. As of December 31, 2009 and June 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.7 million and $17.4 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of December 31, 2009, the Borrowing Base was $28.7 million and the total available for us to borrow on the revolving credit facility was $11.0 million, which is the difference between the Borrowing Base calculation of $28.7 million and the amount of outstanding letters of credit amount of $17.7 million. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for the Company to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the amount of outstanding letters of credit of $17.4 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet certain minimum quarterly EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take certain material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, engage in transactions with affiliates, or engage in stock repurchases. As of December 31, 2009, the Company was in compliance with all debt covenants.

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

Working capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $5.1 million, or 6%, from June 30, 2009 to December 31, 2009. The decrease in working capital balances is primarily attributed to the $3.3 million loss from continuing operations as well as a decrease in cash and cash equivalents related to an increase in purchases of long-term investments, partially offset by the sale of ARS, and liabilities related to restructured properties becoming payable within one year. These decreases were offset in part by the $4.5 million of cash from the escrow payment made in connection with our sale of Musiwave, recorded as a gain on sale of discontinued operations during the first quarter of fiscal 2010.

Cash used for operating activities

Cash used for operating activities was $2.5 million during the six months ended December 31, 2009. This use of cash primarily represents $7.9 million of payments on restructuring plans offset by $5.5 million of cash generated by net income adjusted for non-cash items. Changes in other working capital items primarily offset each other, causing minimal impact on operating cash flows.

Cash used for investing activities

Net cash used for investing activities during the six months ended December 31, 2009 was $17.4 million due primarily to the $21.4 million of purchases of short-term and long-term investments, net of proceeds from the sale of investments, partially offset by the payment of the remaining escrowed amount of $4.5 million received from Microsoft from our sale of Musiwave.

Cash flows provided by financing activities

Net cash provided by financing activities during the six months ended December 31, 2009 was $0.3 million, from the exercise of stock options and the employee stock purchase plan during the period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other expense, net in the accompanying condensed consolidated statements of operations totaled $0.2 million, for both the three and six months ended December 31, 2009. As of December 31, 2009, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	3,600	1.12	1/29/2010
CAD	2,500	1.04	1/29/2010
EUR	2,500	0.70	1/29/2010
JPY	345,000	91.64	1/29/2010

As of December 31, 2009, the nominal value multiplied by the USD exchange rate of these forward contracts was $13.0 million.

In comparison, as of June 30, 2009, we had the following forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,500	1.25	7/31/2009
AUD	4,000	1.24	7/31/2009
BRL	400	1.96	7/31/2009
CAD	500	1.11	7/31/2009
CAD	1,000	1.15	7/31/2009
EUR	1,380	0.72	7/31/2009
EUR	1,300	0.72	7/31/2009
EUR	670	0.71	7/31/2009
GBP	500	0.61	7/31/2009
JPY	72,000	98.33	7/31/2009
JPY	365,000	95.16	7/31/2009

As of June 30, 2009, the nominal value multiplied by the USD exchange rate of these forward contracts was $16.0 million.

(b) Interest Rate Risk

As of December 31, 2009, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $128.5 million compared to $126.7 million at June 30, 2009. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2009 (in thousands):

				Cost Value	Fair Value
	Expected maturity for the year ending June 30,			December 31,	December 31,
	2010	2011	Thereafter	2009 Total	2009 Total
U.S. Government Agencies	$3,473	$10,597	$—	$14,070	$14,074
Certificates of Deposit	240	1,932	—	2,172	2,172
Commercial Paper	6,395	1,348	—	7,743	7,743
Corporate Bonds	7,684	12,922	1,260	21,866	21,928
Auction Rate Securities	—	—	14,302	14,302	12,326

Total	$17,792	$26,799	$15,562	$60,153	$58,243

Weighted-average interest rate			1.9%

Additionally, we had $0.4 million of restricted investments that were included within long-term restricted cash and investments on the condensed consolidated balance sheet as of December 31, 2009. $0.1 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases, $0.1 million comprised a certificate of deposit for foreign currency denominated restricted investments and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 0.3% at December 31, 2009. There have been no significant changes in risk exposure since December 31, 2009.

In comparison, the following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2009 (in thousands):

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

Additionally, we had $0.8 million of restricted investments that were included within long term restricted cash and investments in the condensed consolidated balance sheet as of June 30, 2009. $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, $0.6 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. The weighted average interest rate on our restricted investments was 0.3% at June 30, 2009.

As of December 31, 2009, $12.3 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results, compared to $14.0 million as of June 30, 2009.

Certain ARS with an estimated fair value of $12.3 million were issued by nine different entities and are held by two investment firms on our behalf. Six of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. Two securities are interest-bearing corporate debt obligations which, through the course of the issuer’s business, have some exposure to asset-backed securities. One ARS is related to federal education student loan programs. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded a $1.7 million and $6.6 million, respectively, other-than-temporary loss in the condensed consolidated statements of operations during the six months ended December 31, 2009 and 2008 related to these securities. As of December 31, 2009 these instruments were all rated AAA, A-, BB-, BBB- or CC by Standard and Poor’s and Caa2 to Aaa by Moody’s and $15.9 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

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

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Several notices of appeal have been filed by putative class members, challenging the settlement. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of December 31, 2009.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals was filed on November 17, 2009. No amount has been accrued as of December 31, 2009, as a loss is not considered probable or reasonably estimable.

Each of the IPO Securities Litigation and Simmonds matters were reported on in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

The following risks factors were set forth in Part I, Item 1A, “Risk Factors” in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which could materially affect Openwave’s business, financial condition or future results. These risks are not the only risks facing Openwave; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect Openwave’s business, financial condition, and/or operating results. These risks have not changed substantively from those set forth in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel and AT&T accounted for approximately 38% and 8%, respectively, of our total revenues during the first six months of fiscal 2010. By virtue of their size and the significant portion of our revenue that we derive from these customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key management and other employees. In particular, our future success depends in part on the continued service of many of our current employees, including key executives and key engineers and other technical employees. Competition for qualified personnel in the telecommunications, Internet software and Internet messaging industries is significant, especially in the San Francisco Bay Area in which we are located. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is generally difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. Competitors and others have in the past, and, may in the future, attempt to recruit our employees. In the event of turnover within key positions, integration of new employees will require additional time and resources, which could adversely affect our business plan. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

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

We expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market. See “Item 1.-Business-Competition” in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, for more information regarding the competition we face.

Our sales cycles are long, subjecting us to the loss or deferral of anticipated orders and related revenue.

Our sales cycle is generally long, often in excess of six months, and unpredictable due to the lengthy evaluation and customer approval process for our products, including internal reviews and capital expenditure approvals. Moreover, the evolving nature of the market for data services via mobile devices may lead prospective customers to postpone their purchasing decisions pending resolution of standards or adoption of technology by others. Additionally, consolidation among our customer base has led to extended approval reviews and delayed decisions. Accordingly, we may not close sales as anticipated during a given quarter which may lead to a shortfall in revenue or bookings we or securities analysts anticipated.

Our business is subject to the risks of international operations since we depend on international sales, and any decrease in international sales would adversely affect our operating results.

International sales accounted for approximately 46% and 51% of our total revenues for the first six months of fiscal 2010 and 2009, respectively. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differing technology standards and pace of adoption, export restrictions on encryption and other technologies, increased competition by local, regional, or global companies, difficulties in collecting accounts receivable and longer collection periods, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Our primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally will lead us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, thereby limiting the benefit; as strengthening of foreign currencies may also increase our cost of product components denominated in those currencies.

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

Demand for our technology depends in part on operators maintaining a central role in the mobile value chain, and not being circumvented by emerging players who offer services directly to subscribers.

Our products and services are currently sold almost exclusively for use by mobile and broadband operators. As the industry moves to more open standards, services and applications have emerged from content providers that bypass the mobile and broadband operator and are sold directly to consumers. The threat of operators being disintermediated could have a negative impact to our business, if Openwave does not diversify its customer base beyond the operator community and if the consumer uptake of these new services dilutes operators’ customer relationship. For Openwave, the loss of operator control over the subscriber experience could threaten our ability to intermediate and add value, and ultimately, lessen demand for our products and services.

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

Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may copy or otherwise obtain and use our products, technology or trademarks. Effectively policing and enforcing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

At December 31, 2009, we had investments totaling approximately $12.3 million in illiquid auction-rate securities. All of these investments carry a credit rating of AAA, A-, BB-, BBB- or CC from one or more of the major credit rating agencies and all scheduled interest payments to-date have been made by the issuers. None of the auction rate securities held by us are mortgage-backed debt obligations. The securities represent rights to interest and principal paid by the issuer from their cash flows generated in conducting business. The majority of these illiquid auction-rate securities are insured against defaults of principal and interest by third party insurance companies.

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

Given the current illiquid conditions in the global credit markets and the refusal of broker-dealers to continue to support auctions of auction-rate securities, the auctions failed for these auction-rate securities and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction rate securities, the liquidity of our investment portfolio may continue to be impacted, and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition. We may similarly be required to record impairment charges if, among other conditions, the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could have a material adverse affect on our results of operations and our financial condition. We determined that the declines in the fair value of these investments as of September 30, 2008, December 31, 2008 and March 31, 2009, and September 30, 2009 were other-than-temporary and recorded $4.4 million, $2.2 million, $1.6 million and $1.5 million in impairment charges, respectively, on these illiquid auction rate securities based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. There may be further declines in the value of these investments. The market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

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

Our operating results have fluctuated in the past and may do so in the future. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	delays in or cancellation of orders from key customers;

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launch, market acceptance or implementation by our customers of our products and services;

•	changes in demand and purchasing patterns of our customers for our products;

•	changes in our revenue mix among license, maintenance and support and professional services;

•	restructuring or impairment charges we may take;

•	revenue recognition and other accounting policies; and

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks, technologies or handsets for which our solutions are designed.

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

On December 3, 2009, we held our 2009 Annual Meeting of Stockholders. At the meeting, the stockholders elected Gerald D. Held, PhD and David C. Nagel, PhD to serve as Class III directors of Openwave until the 2012 annual meeting or until their successors are duly elected and qualified. The voting results were as follows:

	For	Withheld
Dr. Held	36,557,492	34,383,149
Dr. Nagel	69,314,907	1,625,734

The terms of Robin A. Abrams, Kenneth D. Denman, Patrick Jones, Charles Levine and William Morrow continued after the meeting.

The stockholders approved amendments to our Amended and Restated 1999 Directors’ Equity Compensation Plan. The votes cast were as follows:

For	Against	Abstained	Broker Non-Votes
46,172,439	5,315,722	352,082	18,965,107

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2010

OPENWAVE SYSTEMS INC.

By:	/s/ KAREN J. WILLEM
Karen J. Willem
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer
And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007 (Commission No. 001-16703)).

10.1	Openwave Systems Inc. Fiscal Year (FY) 2010 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2009 (Commission No. 001-16703)).

10.2	Employment Offer Letter between the Company and Bruce Posey dated January 14, 2009.

10.3	Employment Offer Letter between the Company and Martin McKendry dated January 26, 2009.

10.4	Employment Offer Letter between the Company and John Giere dated June 16, 2009.

10.5	1999 Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to such Plan as filed with the Securities and Exchange Commission as Definitive Additional Materials on November 20, 2009 (Commission No. 001-16703)).

10.6	Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010.

10.7	Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.