Form 10-Q
period 2010-03-31
OPENWAVE SYSTEMS INC
filed 2010-05-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010 there were 83,865,859 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$59,846	$91,545
Short-term investments	49,152	17,537
Accounts receivable, net of allowance for doubtful accounts	25,724	31,107
Prepaid and other current assets	18,736	26,801

Total current assets	153,458	166,990
Property and equipment, net	8,353	11,566
Long-term investments, and restricted cash and investments	14,601	17,618
Deposits and other assets	7,756	8,313
Goodwill	267	—
Intangible assets, net	2,620	3,880

Total assets	$187,055	$208,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,531	$5,348
Accrued liabilities	19,596	23,079
Accrued restructuring costs	14,707	15,327
Deferred revenue	36,784	38,349

Total current liabilities	74,618	82,103
Accrued restructuring costs, net of current portion	26,560	34,843
Deferred revenue, net of current portion	6,655	11,901
Deferred rent obligations and other	4,697	6,824

Total liabilities	112,530	135,671

Commitments and contingencies

Stockholders’ equity:
Common stock	84	83
Additional paid-in capital	3,186,131	3,184,263
Accumulated other comprehensive loss	(2,473)	(5,432)
Accumulated deficit	(3,109,217)	(3,106,218)

Total stockholders’ equity	74,525	72,696

Total liabilities and stockholders' equity	$187,055	$208,367

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues:
License	$12,546	$16,690	$36,254	$44,866
Maintenance and support	15,224	15,420	47,190	47,715
Services	12,333	12,542	56,243	51,180

Total revenues	40,103	44,652	139,687	143,761

Cost of revenues:
License	460	937	1,764	4,770
Maintenance and support	4,449	4,232	13,444	13,008
Services	9,565	10,540	42,413	38,426

Total cost of revenues	14,474	15,709	57,621	56,204

Gross profit	25,629	28,943	82,066	87,557

Operating expenses:
Research and development	10,679	11,055	30,210	35,396
Sales and marketing	11,030	9,931	32,793	30,707
General and administrative	6,555	7,810	21,190	26,238
Restructuring and other related costs	1,984	5,061	3,759	7,391
Goodwill impairment and amortization of intangible assets	—	4	—	59,573

Total operating expenses	30,248	33,861	87,952	159,305

Operating loss from continuing operations	(4,619)	(4,918)	(5,886)	(71,748)
Interest income	181	517	663	3,316
Interest expense	(219)	(58)	(394)	(1,053)
Other income (expense), net	1,509	(2,718)	(227)	(12,454)

Loss from continuing operations before provision for income taxes	(3,148)	(7,177)	(5,844)	(81,939)
Income tax expense	1,053	590	1,670	2,122

Net loss from continuing operations	(4,201)	(7,767)	(7,514)	(84,061)

Discontinued operations:
Net loss from discontinued operations, net of tax	$—	$—	$—	$(371)
Gain on sale of discontinued operation, net of tax	—	—	4,516	2,000

Net loss	$(4,201)	$(7,767)	$(2,998)	$(82,432)

Basic and diluted net loss per share from:
Continuing operations	$(0.05)	$(0.09)	$(0.09)	$(1.01)
Discontinued operations	$—	—	0.05	0.02

Net loss	$(0.05)	$(0.09)	$(0.04)	$(0.99)

Shares used in computing basic and diluted loss per share	83,559	83,023	83,420	82,882

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(1,612)	$(2,026)	$(9,780)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	360	—

Net other-than-temporary impairments	—	(1,612)	(1,666)	(9,780)
Other investment losses	(236)	—	(606)	—

Total net investment losses in Other income (expense), net	$(236)	$(1,612)	$(2,272)	$(9,780)

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,998)	$(82,432)
Gain on sale of discontinued operation	(4,516)	(2,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of intangibles	5,492	7,913
Stock-based compensation	1,526	2,606
Noncash restructuring charges	1,102	1,286
Accelerated depreciation on restructured property and equipment	242	235
Provision for doubtful accounts	(464)	(316)
Amortization of discount on convertible debt and debt issuance costs	—	200
(Gain)/loss on disposal of property and equipment	1,005	(30)
Amortization/(accretion) of premiums/discounts on investments	523	217
Deferred tax liability, net	—	(98)
Realized losses and impairment of non-marketable securities	2,272	9,780
Payment of legal settlement	—	(9,360)
Insurance reimbursement of legal settlement	—	4,360
Impairment of goodwill	—	59,517
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	5,847	47,286
Prepaid assets, deposits, and other assets	7,122	3,528
Accounts payable	(2,090)	(3,736)
Accrued liabilities	(5,821)	(23,144)
Accrued restructuring costs	(8,305)	(5,376)
Deferred revenue	(6,811)	(14,898)

Net cash used for operating activities	(5,874)	(4,462)

Cash flows from investing activities:
Purchases of property and equipment	(1,993)	(2,272)
Proceeds from sale of discontinued operation, net	4,516	11,709
Purchases of short-term investments	(39,767)	(2,239)
Proceeds from sales and maturities of short-term investments	17,353	22,437
Purchases of long-term investments	(14,127)	—
Proceeds from sales and maturities of long-term investments	7,632	104
Release of restricted cash and investments	418	16,745

Net cash provided by (used for) investing activities	(25,968)	46,484

Cash flows from financing activities:
Proceeds from issuance of common stock, net	222	—
Payment on notes payable	—	(150,000)
Fees on line of credit	(200)	(245)
Employee stock purchase plan	121	73

Net cash provided by (used for) financing activities	143	(150,172)

Net decrease in cash and cash equivalents	(31,699)	(108,150)
Cash and cash equivalents at beginning of period	91,545	196,150

Cash and cash equivalents at end of period	$59,846	$88,000

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or "Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2010 and June 30, 2009, and the results of operations for the three and nine months ended March 31, 2010 and 2009 and cash flows for the nine months ended March 31, 2010 and 2009. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

The Company derives a significant portion of its revenues from U.S. customers, which consist primarily of sales to Sprint Nextel and AT&T. Individual sales to these customers can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability. While the Company continues its efforts to broaden sales to other geographic markets and customers, the general economic deterioration in the U.S. and other geographic markets served by the Company has resulted in relatively unchanged business levels over the past several months and increases in the uncertainty around future revenues and profitability. This uncertainty may impact estimates made by the Company as to the realizability of deferred tax assets and intangible assets, the valuation and classification of certain investments, the collectibility of accounts receivable and the related impact of these estimates on the Company’s results of operations.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Stock-based compensation related to:
Grants of nonvested stock	$64	$58	$102	$558
Stock options granted to employees and directors	393	550	1,237	1,777
Employee stock purchase plan	84	98	187	271

Stock-based compensation recognized in the condensed consolidated statements of operations	$541	$706	$1,526	$2,606

During the three and nine months ended March 31, 2010 and 2009, the tax benefits related to stock option expense were immaterial.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Expected volatility	72.2%	64.9 - 78.2%	65.8% - 76.4%	64.9 - 78.2%
Expected dividends	—	—	—	—
Expected term (in years)	3.48 - 3.64	3.33 - 5.92	3.48 - 6.01	2.73 - 5.98
Risk-free rate	1.7%	1.3 - 1.8%	1.6% - 2.6%	1.3 - 2.6%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

(b) Employee Stock Purchase Plan

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the three and nine months ended March 31, 2010 was $0.1 million and $0.2 million, with $0.1 million and $0.3 million recognized in the corresponding periods of the prior year.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

	Nine Months Ended March 31,
	2010	2009
Expected volatility	62.5%	106.5%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.2%	0.7%

A summary of option activity from July 1, 2009 to March 31, 2010 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2009	8,414	$3.91	8.13	$4,824
Options granted	1,129	2.48
Exercised	(147)	1.49
Forfeited, canceled or expired	(793)	5.65

Outstanding at March 31, 2010	8,603	$3.61	7.66	$4,715

Vested and expected to vest at March 31, 2010	7,395	$3.89	7.45	$3,965

Exercisable at March 31, 2010	4,076	$5.57	6.28	$1,819

The weighted average grant date fair values of options granted during the nine months ended March 31, 2010 and 2009 were $1.36 and $0.48, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2010 was $0.2 million. There were no options exercised in the nine months ended March 31, 2009. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company's nonvested share awards from July 1, 2009 to March 31, 2010 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2009	196	$2.04
Nonvested shares granted	108	2.29
Vested	(78)	2.27
Forfeited	—	—

Nonvested at March 31, 2010	226	$2.08

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The total fair value of shares vested during the nine months ended March 31, 2010 and 2009 was $0.2 million and $0.9 million, respectively.

As of March 31, 2010, there was $3.5 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Stock-based compensation by category:
Maintenance and support services	$38	$53	$108	$160
Services	60	59	172	404
Research and development	96	205	236	832
Sales and marketing	137	152	410	450
General and administrative	210	237	600	760

	$541	$706	$1,526	$2,606

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. During fiscal 2010, the Company has adopted authoritative guidance issued by the FASB related to the factors to consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, the disclosure of the fair value of financial instruments on an interim basis, the new guidelines and numbering system prescribed by the FASB Codification and the clarification of prescribed techniques to measure the fair value of liabilities. The Company’s adoption of this guidance did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 requires new and revised disclosures for recurring or non-recurring fair value measurements, specifically related to significant transfers into and out of Levels 1 and 2, and for purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. Update 2010-06 also clarifies existing disclosures related to the level of disaggregation and the inputs and valuation techniques used for fair value measurements. The new disclosures and clarifications of existing disclosures about fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this disclosure guidance did not impact the Company’s condensed consolidated financial statements. However, the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements are effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of Update 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855) (“Update 2010-09”). Under update 2010-09, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements during the third quarter of fiscal 2010.

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The basic and diluted net loss per share for each period presented was the same due to a net loss from continuing operations in all periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	233	277	208	312
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	5,017	120	5,140	314
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	3,883	6,771	3,671	5,838
Shares resulting from an “as-if” conversion of the convertible debt	—	—	—	2,449

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

Additionally, upon the sale in June 2008, $4.2 million was placed in escrow by Purple Labs, originally to be held until September 30, 2009, to secure indemnification claims made by Purple Labs, if any. On September 23, 2009, Myriad (formerly known as Purple Labs) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. The Company has disputed these escrow claims and is in negotiations with Myriad. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow.

The Company recognized a gain of $19.7 million in fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client operations. The Client operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Gain on sale of discontinued operation	$—	$—	$—	$2,000

Total income from discontinued operation	$—	$—	$—	$2,000

As of March 31, 2010, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

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

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Gain on sale of discontinued operation	$—	$—	$4,516	$—

Total income from discontinued operation	$—	$—	$4,516	$—

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

As of March 31, 2010, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
United States	$17,117	$26,768	$71,233	$75,205
Americas, excluding the United States	4,177	3,282	13,012	15,411
Europe, Middle East, and Africa	6,437	6,376	19,857	21,248
Japan	10,426	6,465	28,691	19,778
Asia Pacific, excluding Japan	1,946	1,761	6,894	12,119

Total revenues	$40,103	$44,652	$139,687	$143,761

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

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2010	2009	2010	2009
Customer:
Sprint Nextel	27%	20%	35%	24%
AT&T	8%	32%	8%	19%

As noted in the tables above, the Company has derived a significant portion of its revenues from sales to U.S.-based customers during the nine months ended March 31, 2010 and 2009, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	March 31, 2010	June 30, 2009
Accounts receivable	$18,319	$19,847
Unbilled accounts receivable	8,251	12,592
Allowance for doubtful accounts	(846)	(1,332)

	$25,724	$31,107

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	March 31, 2010	June 30, 2009
Customer:
Sprint Nextel	14%	12%
Itochu	15%	12%
Telstra	4%	10%

(b) Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2009 to March 31, 2010 (in thousands):

	Balance as of June 30, 2009	Additions (a)	Amortization	Balance as of March 31, 2010
Goodwill	$—	$267	$—	$267
Intangible assets:
Developed and core technology	3,823	—	(1,230)	2,593
Customer contracts - support	57	—	(30)	27

	$3,880	$267	$(1,260)	$2,887

(a)	Additions to goodwill during fiscal year 2010 relate to an earnout payment made in connection with the purchase of WiderWeb. See further details in Note 7, “Business Combinations.”

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Total amortization and impairment charges related to intangible assets including goodwill were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Amortization of intangible assets:
Developed and core technology	$410	$642	$1,230	$2,836
Customer contracts - licenses	—	—	—	10
Customer contracts - support	10	12	30	40
Workforce in place	—	4	—	56

Total amortization of intangible assets	420	658	1,260	2,942
Impairment of goodwill	—	—	—	59,517

Goodwill impairment and amortization of intangible assets	$420	$658	$1,260	$62,459

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support. Amortization of workforce in place and impairment of goodwill is included in operating expenses.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	March 31, 2010			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(16,701)	$2,593	$19,294	$(15,471)	$3,823
Customer contracts - support	220	(193)	27	220	(163)	57

	$19,514	$(16,894)	$2,620	$19,514	$(15,634)	$3,880

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of March 31, 2010 (in thousands):

Fiscal Year	Amortization
2010 (remaining)	$420
2011	1,639
2012	561

$2,620

(c) Deferred Revenue

As of March 31, 2010 and June 30, 2009, the Company had deferred revenue of $43.4 million and $50.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $8.4 million and $7.5 million as of March 31, 2010 and June 30, 2009, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	March 31, 2010	June 30, 2009
Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than-temporarily impaired	$88	$40
Unrealized loss on marketable securities other-than-temporarily impaired	(1,790)	(4,701)

Net unrealized loss on marketable securities	(1,702)	(4,661)
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(2,473)	$(5,432)

Comprehensive loss is comprised of net loss and changes in accumulated foreign currency translation and unrealized loss on marketable securities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(4,201)	$(7,767)	$(2,998)	$(82,432)
Other comprehensive loss:
Change in unrealized gain (loss) on marketable securities	208	250	2,959	(398)

Total comprehensive loss	$(3,993)	$(7,517)	$(39)	$(82,830)

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2010	2011	Thereafter	March 31, 2010 Total	March 31, 2010 Total
U.S. Government Agencies	$2,459	$12,979	$1,065	$16,503	$16,501
Certificates of Deposit	240	1,931	—	2,171	2,171
Commercial Paper	4,998	2,647	—	7,645	7,645
Corporate Bonds	6,431	20,116	2,145	28,692	28,782
Auction Rate Securities	—	—	11,069	11,069	9,279

Total	$14,128	$37,673	$14,279	$66,080	$64,378

	March 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$16,503	$9	$(11)	$16,501
Commercial Paper	7,645	—	—	7,645
Certificates of Deposit	2,171	—	—	2,171
Corporate Bonds	28,692	132	(42)	28,782
Auction Rate Securities	11,069	—	(1,790)	9,279

	$66,080	$141	$(1,843)	$64,378

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,160	$8	$(3)	$5,165
Enhanced Cash Money Market Fund	1,338	61	—	1,399
Certificate of Deposit	775	—	—	775
Corporate Bonds	13,775	31	(57)	13,749
Auction Rate Securities	18,745	—	(4,701)	14,044

	$39,793	$100	$(4,761)	$35,132

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

During the first fiscal quarter of 2010, two securities were determined to sustain an OTTI. Both of these securities are auction rate securities (“ARS”), which are discussed in more detail below. The Company estimated the projected future cash flows expected to be collected from each of these securities by summing the present value of the future principal and interest payments, and incorporating certain assumptions and judgments regarding the future performance of the underlying collateral. The Company estimated the fair value of these ARS at March 31, 2010 based on a discounted cash flow model. The assumptions used in preparing the model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. Other factors were considered, such as the credit ratings of the issuer, insurers, and parent companies as applicable.

In the third quarter of fiscal 2010, the Company sold four ARS which resulted in a realized loss of $0.2 million. In the second quarter of fiscal 2010, the Company determined it had the intent to sell three of these ARS securities which resulted in an OTTI charge of $0.2 million.

In the nine months ended March 31, 2010 and 2009, the Company had OTTI charges in earnings of $1.7 million and $9.8 million, respectively, recorded in other income (expense).

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$8,484	$(11)	$—	$—	$8,484	$(11)
Corporate Bonds	21,055	(42)	300	—	21,355	(42)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$29,539	$(53)	$9,579	$(1,790)	$39,118	$(1,843)

As of March 31, 2010, the Company had 37 investments in an unrealized loss position.

	As of June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$1,662	$(3)	$—	$—	$1,662	$(3)
Corporate Bonds	2,440	(14)	9,714	(43)	12,154	(57)
Auction Rate Securities	—	—	14,044	(4,701)	14,044	(4,701)

	$4,102	$(17)	$23,758	$(4,744)	$27,860	$(4,761)

As of June 30, 2009, the Company had 24 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of July 1, 2009	$(6,125)
OTTI charges related to securities with previous credit losses	(1,666)

Cumulative OTTI credit losses recognized as of March 31, 2010	$(7,791)

All OTTI’s recognized in earnings in the nine months ended March 31, 2010 were for securities with previously recognized credit impairments.

The redemption of an enhanced cash money market fund resulted in proceeds of $1.4 million and the recognition of realized gains of $0.1 million in the first quarter of fiscal 2010. In December 2009, one of the ARS was tendered. The tender of this ARS resulted in proceeds of $2.3 million and recognition of realized loss of $0.4 million in the second quarter of fiscal 2010. In January 2010, four of the ARS’s were sold resulting in proceeds of $3.0 million and recognition of realized loss of $0.2 million in the third quarter of fiscal 2010. There were no realized gains or realized losses recorded during the nine months ended March 31, 2009 from the sales of available-for-sale securities. Realized gains and losses are included in other income (expense) in the condensed consolidated statement of operations.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$54,081	$—	$—	$54,081
Certificates of Deposit	2,171	357	—	2,528
Corporate Bonds	28,471	—	311	28,782
Commercial Paper	7,645	—	—	7,645
U.S. Government Agencies	16,501	—	—	16,501
Auction Rate Securities	—	—	9,279	9,279

	$108,869	$357	$9,590	$118,816

The table above includes $0.4 million of restricted cash related to the Level 2 Certificates of Deposit.

Auction Rate Securities

As of March 31, 2010, $9.3 million in auction rate securities, recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008.

These ARS were issued by four different entities and are held by two investment firms on the Company’s behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of March 31, 2010, these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2009	$14,044
Sale of ARS	(5,325)
Change in unrealized losses included in other comprehensive income	2,226
Other-than-temporary impairment	(1,666)

Balance at March 31, 2010	$9,279

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

(8) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. The revolving credit facility matures on January 23, 2011. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including minimum EBITDA, Borrowing Base, and Investments. The Company may borrow, repay and re-borrow under the revolving credit facility at any time. As of March 31, 2010, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company will pay a $0.1 million commitment fee to the lender.

As of March 31, 2010, the Company had letters of credit outstanding against the revolving credit facility totaling $18.1 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of March 31, 2010, the Borrowing Base was $34.4 million and the total available for the Company to borrow on the revolving credit facility was $16.3 million, which is the difference between the Borrowing Base calculation of $34.4 million and the amount of outstanding letters of credit amount of $18.1 million.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of March 31, 2010, the Company was in compliance with all debt covenants, as revised.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court's approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Several notices of appeal have been filed by putative class members, challenging the settlement. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of March 31, 2010.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals was filed on November 17, 2009. No amount has been accrued as of March 31, 2010, as a loss is not considered probable or reasonably estimable.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with the Guarantees Topic of the FASB ASC (“Topic 460”). As of March 31, 2010, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(10) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced restructurings during fiscal years 2010 and 2009, and various other restructurings in fiscal years 2002 through 2008.

On October 29, 2009, the Company announced the fiscal year 2010 restructuring (“FY2010 Restructuring”) to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during the first nine months of fiscal year 2010, the Company incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring plan’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the fourth quarter of fiscal 2010. During the third quarter of fiscal 2010, the Company recognized $1.0 million in facilities charges associated with a facility the Company exited during the quarter under the FY2010 Restructuring plan. The lease payments will be paid over the term of the remaining lease. Of the remaining $1.0 million facilities related accrual, the Company expects to pay $0.2 million through June 30, 2010 and $0.8 million from July 2010 through January 2014.

On March 16, 2009, the Company announced the fiscal year 2009 restructuring (“FY2009 Restructuring”) to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during the third quarter of fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring plan’s employee termination benefits and $3.4 million in facilities charges associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the fourth quarter of fiscal 2010. The lease payments will be paid over the term of the remaining lease. Of the remaining $3.4 million facilities related accrual, the Company expects to pay $0.6 million through June 30, 2010 and $2.8 million from July 2010 through November 2014.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

The following table sets forth the restructuring liability activity from June 30, 2009 through March 31, 2010 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 08 Restructuring Plan	FY 08 Restructuring Plan	FY 09 Restructuring Plan	FY 09 Restructuring Plan	FY 10 Restructuring Plan	FY 10 Restructuring Plan	Total Accrual
	Facility	Severance	Facility	Facility	Severance	Severance	Facility
Accrual balances as of June 30, 2009	$43,852	$84	$941	$3,775	$1,518	$—	$—	$50,170
New charges	16	—	—	—	(5)	—	—	11
Accretion expense	374	—	—	17	—	—	—	391
Cash paid, net of sublease income	(2,834)	—	(133)	(535)	(1,048)	—	—	(4,550)

Balance as of September 30, 2009	$41,408	$84	$808	$3,257	$465	$—	$—	$46,022

New charges	(3)	—	(211)	355	(152)	813	—	802
Accretion expense	351	—	—	18	—	—	—	369
Cash paid, net of sublease income	(2,826)	(44)	(390)	(549)	(96)	(217)	—	(4,122)

Balance as of December 31, 2009	$38,930	$40	$207	$3,081	$217	$596	$—	$43,071

New charges	—	(35)	(21)	870	(50)	36	1,024	1,824
Application of rent paid previously	(1,515)	—	—	(185)	—	—	—	(1,700)
Accretion expense	319	—	—	20	—	—	3	342
Cash paid, net of sublease income	(1,319)	(5)	—	(374)	(69)	(469)	(34)	(2,270)

Balance as of March 31, 2010	$36,415	$—	$186	$3,412	$98	$163	$993	$41,267

As of March 31, 2010, the Company has sublease contracts in place for all but three of its exited facilities, which provide for approximately $20.4 million of future sublease income from third parties out of total estimated sublease income of $25.8 million. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at March 31, 2010 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2010 (remaining)	$5,577	$—	$(1,695)	$3,882
2011	22,073	(1,264)	(6,785)	14,024
2012	21,085	(1,339)	(6,806)	12,940
2013	18,354	(1,410)	(5,117)	11,827
2014	1,596	(1,128)	—	468
Thereafter	450	(279)	—	171

	$69,135	$(5,420)	$(20,403)	$43,312

Our restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $2.3 million, which will be recorded as restructuring expense over the life of the respective leases.

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

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2010, the Company has net foreign deferred tax assets recorded of approximately $3.1 million, which consists of $3.3 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; this is offset by $0.2 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2009	$5,623
Additions based on tax positions related to the current year	318
Reductions for tax positions of prior years	(213)
Lapse of statute of limitations	(622)
Settlements	(785)
Foreign currency fluctuations	(239)

Balance as of March 31, 2010	$4,082

The total amount of gross unrecognized tax benefits was $4.1 million as of March 31, 2010. Of this $4.1 million, $1.1 million would affect the effective tax rate if realized, and $3.0 million would be recorded as net income from discontinued operations if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.4 million as of both March 31, 2010 and June 30, 2009.

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of management and are subject to risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by these statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, our ability to obtain and expand market acceptance for our products and services, our expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, our business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions. Risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed under the subheading “Risk Factors” in Item 1A, Part II of this Current Report on Form 10-Q as well as elsewhere in this report. The occurrence of the events described in “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section and in “Risk Factors” below and other risks identified from time to time in the Openwave’s public statements and reports filed with the Securities and Exchange Commission.

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

Over the past two years, we have streamlined our business by selling non-core operations such as our prior Content product line, referred to by the entity name “Musiwave”, in December 2007 and our prior Client operations which provided software for the mobile handset, in June 2008. In fiscal year 2009 and during the second quarter of fiscal 2010, we also consolidated a number of engineering facilities in order to improve efficiency, coordination, quality, and time-to-market. Although the divestitures of discontinued operations and the cautious capital spending environment have reduced our revenues over the last two years, we intend to introduce new products to market, expand our customer base in new regions, sell our customers a migration to Openwave’s next generation software platforms and tools, and add a new tier of service provider customers. We see demand building for mobile data as discussed below under the heading “Operating Environment for the three and nine months ended March 31, 2010.” The increase in demand for mobile data may not result in an immediate or direct impact on our financial results, as we are dependent upon how and when the mobile carriers respond to these trends and how, whether, and when they invest in the required infrastructure.

The key performance measures that we use in assessing our business include bookings, backlog, gross margins, operating cash flows and disciplined management of operating expenses. Our goal is to maintain, over time, a book-to-bill ratio of 1:1 or better. This in turn builds backlog and therefore predictability of future revenues.

Our gross margins have been impacted by a higher concentration of services revenues and lower concentration of license revenues in the current fiscal year as compared to the prior year. We also experienced lower operating expenses in the first nine months of fiscal 2010, as a result of our streamlining of the business based on our restructuring plan implemented in fiscal year 2009 which resulted in reductions in operating costs in fiscal year 2010. Additionally, in October 2009, we announced an additional restructuring plan, primarily to consolidate engineering locations, which we expect will assist us in developing products more efficiently, as the majority of the savings will be re-invested in the business.

Sprint Nextel and AT&T are two significant customers of Openwave. Over 40% of our revenues were derived, collectively, from these customers during fiscal year 2009 and in the first nine months of fiscal year 2010 thus far. We generally enter into several agreements each quarter with these customers. These agreements relate to purchases of software licenses and related services for several of our products, as well as third-party hardware and software. The majority of our software licenses with these customers are perpetual licenses. Additional license revenues from these customers are generated by their purchase of new products, upgrades, or additional licenses of software they already own if their usage increases. In addition, Sprint Nextel and AT&T typically purchase software maintenance and support services from us related to these licenses, which are periodically subject to renewal, and typically allow for cancellation if the customer provides notice to us 90 days in advance, or less. Several of our agreements with these customers relate to installation and customization services of our software, which are typically recognized as revenue over the period the services are delivered. Customization services include modifications or additions to the source code of our software in order to enable compatibility with the customer’s specific platform or performance and functionality requirements. Payment terms under our agreements with Sprint Nextel and AT&T generally state that payments are due within 45 days of the invoice date. While we are attempting to grow our customer base in emerging markets and with other large companies, we believe that our relationships with Sprint Nextel and AT&T will continue to make up a significant part of our business in the foreseeable future, although there is no guarantee of continued business from either of these customers.

For further detail regarding risks relating our business, see our Item 1A of Part II of this Current Report on Form 10-Q.

Overview of Financial Results During the Three and Nine Months Ended March 31, 2010

The following table represents a summary of our operating results from continuing operations for our third quarter and first nine months of fiscal 2010 compared with the third quarter and first nine months of fiscal 2009 (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2010	2009		2010	2009
	(unaudited)			(unaudited)
Revenues	$40,103	$44,652	-10%	$139,687	$143,761	-3%
Cost of revenues	14,474	15,709	-8%	57,621	56,204	3%

Gross profit	25,629	28,943	-11%	82,066	87,557	-6%

Operating expenses	30,248	33,861	-11%	87,952	159,305	-45%

Operating loss	(4,619)	(4,918)	-6%	(5,886)	(71,748)	-92%

Interest and other income (expense), net	1,471	(2,259)	-165%	42	(10,191)	-100%
Income tax expense	1,053	590	78%	1,670	2,122	-21%

Net loss from continuing operations	$(4,201)	$(7,767)	-46%	$(7,514)	$(84,061)	-91%

Revenues decreased during the three and nine months ended March 31, 2010 compared to the corresponding period of the prior year. See discussion of Revenues below under the Summary of Operating Results.

Overall, excluding the impact of the goodwill impairment charge of $59.5 million that was recorded during the second quarter of fiscal 2009, operating expenses decreased $3.6 million and $11.8 million, respectively, during the three and nine months ended March 31, 2010 compared with the corresponding periods of the prior year. This decline can be primarily attributed to lower labor costs and facilities costs, as discussed in further detail under Summary of Operating Results below.

Operating Environment During the Three and Nine Months Ended March 31, 2010

Although mobile data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. Many operators have moved to flat rate mobile data revenue plans to drive mobile data usage, and the upside is that data usage is on the rise, with many more users accessing the internet via a variety of mobile devices. The increased data usage poses new challenges for operators, as they need to increase capital expenditures on mobile infrastructure for products like Openwave Integra, our next generation service mediation and policy management solution, to accommodate capacity and to facilitate the management of these increasing data volumes. New technologies, including Openwave’s Traffic Mediation solutions, are designed to help operators monitor, manage and monetize this increased traffic, providing a single control point for total traffic management: content adaptation, web and media optimization, network security, policy control and dynamic charging and campaigning. In the infrastructure market overall, however, we believe that we will see continued, but cautious, capital equipment spending levels by the operators. We believe that some of the products Openwave and our competitors sell will continue to be viewed by operators as necessary costs that will maintain, but not grow, monthly ARPU. Other Openwave products and those of our competitors are being viewed as a source for driving revenue by increasing and catering to the needs of mobile internet subscribers.

During the quarter ended March 31, 2010, Openwave worked with mobile and broadband operators to enable the delivery of personalized content and communications. Selected customer and product highlights include:

Service Management

•

This quarter we launched Media Optimizer, an intelligent, scalable, and policy-aware video delivery solution that optimizes all forms of multimedia. Media Optimizer is context-aware, taking into account the device, the type of content, subscriber attributes such as what type of plan they have, as well as real-time network conditions.

•

We also announced Smart Policy, an intelligent, context-aware policy management solution that is designed to help operators better monitor and manage their network utilization at a user, device and application level. Smart Policy combines: an IP mediation framework residing directly in the data path; a context -aware policy engine that aggregates and analyzes session data; operational analytics to influence decisions in real-time; and inline charging and notification services to bill the user for services when appropriate.

•

We announced the latest version of our Passport service, an in-network software notification and recommendation solution that can be used by operators to inform their users when they are close to their roaming limit (or pre-pay limit, or premium service limit, etc.). Passport can offer any number of time- or volume-based extensions. It also offers enhanced service-tiering and customer care capabilities to help operators to better manage network resources.

•

We also launched Analytics, Mediation Edition, the latest version of our Analytics solution which gives operators the ability to build rich subscriber profiles and segments that leverage unique subscriber insights. This aggregated subscriber data activity could be used as a powerful targeting tool for mobile advertising or for content providers.

•

At CTIA Wireless 2010, we announced a joint collaboration with The Nielsen Company to develop an insight engine that combines demographics and analytics from both the mobile and traditional channels. The value of these combined insights can help mobile operators deliver more targeted promotions and offers to ultimately provide users a more personalized user experience.

•

During the quarter, we signed an Integra deal with Lebanese mobile carrier, Alfa, which has upgraded to Integra to help the carrier address bandwidth challenges head-on by shaping their data traffic. With Integra installed, Alfa can eventually monetize their mobile traffic ahead of the competition.

•

We also closed a deal with Cable & Wireless Worldwide, one of the world’s leading critical communications companies, for several products from our Traffic Mediation suite including Integra, Media Optimizer, Web Adapter and Web Security. These products are expected to help enable Cable & Wireless Worldwide to bring flexible managed services to their major enterprise customers outside of the carrier world.

Messaging

•

Our messaging products include a suite of mobile, email and voice solutions that use IP-based, bandwidth-optimized technologies to simplify the different modes of messaging moving across an operator’s network.

•

This past quarter we re-launched our Directory product offering as a Smart User Repository, in line with evolving customer requirements for subscriber profile repositories. Smart User Repository offers operators high speed, low latency user profiles and policy access that is specifically designed to assist them in addressing the increasing traffic loads brought about by the data tsunami. One of our longstanding tier-one North American operators has already deployed Smart User Repository and is currently processing in excess of 2.5 billion queries a day.

•

We also announced a new customer in Japan, Kansai Multimedia Service Company (KMS), the largest multi-system operator (MSO) in Japan, has selected a suite of Openwave’s infrastructure and email solutions that include Openwave RichMail and Openwave Email Mx supported by Openwave professional services.

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

Summary of Operating Results

Three and Nine Months Ended March 31, 2010 and 2009

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2010	2009	2010	2009
Customer:
Sprint Nextel	27%	20%	35%	24%
AT&T	8%	32%	8%	19%

We derived a significant portion of our revenues from sales to U.S. based customers during the nine months ended March 31, 2010 and 2009, which itself primarily consists of sales to Sprint Nextel and AT&T as demonstrated immediately above. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2010	2009		2010	2009
Revenues:
License	$12,546	$16,690	-25%	$36,254	$44,866	-19%
Maintenance and support	15,224	15,420	-1%	47,190	47,715	-1%
Services	12,333	12,542	-2%	56,243	51,180	10%

Total Revenues	$40,103	$44,652	-10%	$139,687	$143,761	-3%

Percent of revenues:
License	31%	37%		26%	32%
Maintenance and support	38%	35%		34%	33%
Services	31%	28%		40%	35%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues decreased by 25% during the three months ended March 31, 2010 as compared with the corresponding period of the prior year. The decrease in license revenues is indicative of the variability in revenue recognition of current and prior bookings, and is primarily related to a number of large projects that were completed in fiscal 2009, and thus there was no associated revenue on these projects during the third quarter of fiscal 2010.

License revenues decreased by 19% during the nine months ended March 31, 2010 as compared with the corresponding period of the prior year. The decrease in license revenue was due to the factors listed above.

Maintenance and Support Revenues

Maintenance and support revenues remained relatively consistent during both the three and nine months ended March 31, 2010, as compared with the corresponding periods of the prior year. These revenues were consistent as there was no significant change in the business related to the level of maintenance and support provided to customers.

Services Revenues

Services revenue decreased by 2% for the three months ended March 31, 2010, as compared with the corresponding period of the prior year. The decrease in the three months ended March 31, 2010, was primarily due to the completion of various projects since the prior year, particularly in the third quarter of fiscal 2010.

Services revenue increased by 10% for the nine months ended March 31, 2010, as compared with the corresponding period of the prior year. The increase in services revenue was primarily due to services revenue related to a customization project for a large customer which began in fiscal year 2010 and was primarily completed in the first half of fiscal year 2010.

Other Key Revenue Metrics

The other key metrics we utilize for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. Many of our bookings include the ability for customers to cancel services or maintenance. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog. For the third quarter of fiscal 2010, bookings were approximately $41.1 million, up $3.5 million, or 9%, from approximately $37.6 million for the third quarter of fiscal 2009. The third quarter of fiscal 2009 bookings were not representative of the average bookings over the past 24 months, which was $43.8 million. Backlog was approximately $185.9 million as of March 31, 2010, down from $198.0 million as of March 31, 2009. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 to 18 months, in accordance with our revenue recognition policy.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2010	2009		2010	2009
Cost of revenues:
License	$460	$937	-51%	$1,764	$4,770	-63%
Maintenance and support	4,449	4,232	5%	13,444	13,008	3%
Services	9,565	10,540	-9%	42,413	38,426	10%

Total Cost of Revenues	$14,474	$15,709	-8%	$57,621	$56,204	3%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010	2009		2010	2009
Gross margin per related revenue category:
License	96%	94%		95%	89%
Maintenance and support	71%	73%		72%	73%
Services	22%	16%		25%	25%
Total Gross Margin	64%	65%		59%	61%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 51% during the three months ended March 31, 2010, compared with the corresponding period of the prior year. Amortization of intangibles related to licenses decreased by $0.2 million from the corresponding period of the prior year due to a number of assets becoming fully amortized. The remainder of the decline is related to the corresponding 25% decrease in license revenue during the same period, as well as a change in the product mix of third-party software products. This in turn improved our gross margin on license revenues.

Costs of license revenues decreased by 63% during the nine months ended March 31, 2010, compared with the corresponding period of the prior year. Amortization of intangibles related to licenses decreased by $1.6 million from the corresponding period of the prior year due to a number of assets becoming fully amortized. The remainder of the decline is related to the corresponding 19% decrease in license revenue during the same period, as well as a change in the product mix of third-party software products. This in turn improved our gross margin on license revenues.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support increased slightly in absolute dollars, due to higher labor costs, and therefore gross margin decreased slightly, during the three and nine months ended March 31, 2010, as compared with the corresponding periods of the prior year.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 9% during the three months ended March 31, 2010, as compared with the corresponding period of the prior year. This decrease relates primarily to the 2% reduction in service revenues, as well as a change in mix of services, representing lower hardware sales and thus improving the services gross margin.

Cost of services increased by 10% during the nine months ended March 31, 2010, as compared with the corresponding period of the prior year. This increase relates to the increase in services revenue of 10% during the same period.

Operating Expenses

Operating expenses decreased by 11% and 45%, respectively, during the three and nine months ended March 31, 2010, as compared with the corresponding periods of the prior year.

The following table represents operating expenses for the three and nine months ended March 31, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2010	2009		2010	2009
Operating expenses:
Research and development	$10,679	$11,055	-3%	$30,210	$35,396	-15%
Sales and marketing	11,030	9,931	11%	32,793	30,707	7%
General and administrative	6,555	7,810	-16%	21,190	26,238	-19%
Restructuring and other related costs	1,984	5,061	-61%	3,759	7,391	-49%
Goodwill impairment and amortization of intangible assets	—	4	-100%	—	59,573	-100%

Total Operating Expenses	$30,248	$33,861	-11%	$87,952	$159,305	-45%

Percent of Revenues:
Research and development	27%	25%		22%	25%
Sales and marketing	28%	22%		23%	21%
General and administrative	16%	17%		15%	18%

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

During the three and nine months ended March 31, 2010, research and development costs decreased 3% and 15%, respectively, as compared with the corresponding period in the prior year. This decrease is attributable to a decline in labor costs, primarily related to the reduction in workforce in connection with the consolidation of facilities as part of the FY2009 Restructuring announced in the third quarter of fiscal year 2009 and the FY2010 Restructuring announced in the second quarter of fiscal 2010, as described in Note 10 of notes to the condensed consolidated financial statements. As of March 31, 2010 we had 139 employees engaged in research and development activities, versus 182 employees as of March 31, 2009, which represents a 24% reduction from the prior year. However, we have increased our outsourcing of research and development services over the same period. We do not expect our spending on research and development to continue to decrease over the next several months due to our plan to reinvest our savings from the consolidation of engineering sites into research and development resources.

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

During the three months ended March 31, 2010, sales and marketing costs increased by 11%, as compared with the corresponding period of the prior year. We experienced an increase in the overall labor costs per sales and marketing employee due to filling management positions in product marketing and business development since the prior year period. These changes caused an increase of $0.8 million from the prior year’s quarter. Additionally, we spent $0.3 million more than the prior year period on marketing programs.

During the nine months ended March 31, 2010, sales and marketing costs increased by 7%, as compared with the corresponding period of the prior year. While the average number of employees engaged in sales and marketing remained consistent compared to the prior year period, we experienced an increase in the overall labor costs per sales and marketing employee due to filling management positions in product marketing and business development. This resulted in an increase in labor costs of $1.5 million due to higher salary and commissions costs and corporate incentive plan expense.

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

During the three months ended March 31, 2010, general and administrative costs decreased 16% compared with the corresponding period in the prior year. This decrease is primarily attributed to a reduction in professional fees of $0.9 million due to lower legal costs, audit, and consulting costs as well as a decline in labor costs of $0.2 million related to lower contingent worker expense.

During the nine months ended March 31, 2010, general and administrative costs decreased 19% compared with the corresponding period in the prior year. This decrease is primarily attributed to a $3.6 million reduction in legal fees related to unusual events in the prior period, as well as a decline in labor costs of $0.9 million related to lower contingent worker expense.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended March 31, 2010, decreased by 61% over the same period in the prior year. This decrease is primarily attributed to restructuring charges of $5.1 million in the prior year when we initiated the FY2009 Restructuring, with comparable charges of only $2.0 million primarily related to the closing of one facility under the FY2010 Restructuring.

Restructuring and other related costs for the nine months ended March 31, 2010, decreased by 49% over the same period in the prior year. This decrease is primarily attributed to $4.7 million of employee and facility charges related to the FY2009 Restructuring taken in the prior year’s period, compared with only $1.9 million in employee and facility charges for the FY2010 Restructuring during the nine months ended March 31, 2010.

Refer to Note 10 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets and impairment of goodwill (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Amortization of intangible assets:
Developed and core technology	$410	$642	$1,230	$2,836
Customer contracts - licenses	—	—	—	10
Customer contracts - support	10	12	30	40
Workforce in place	—	4	—	56

Total amortization of intangible assets	420	658	1,260	2,942
Impairment of goodwill	—	—	—	59,517

Goodwill impairment and amortization of intangible assets	$420	$658	$1,260	$62,459

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

Interest Income

Interest income was approximately $0.2 million and $0.7 million, respectively, for the three and nine months ended March 31, 2010, as compared with $0.5 million and $3.3 million for the corresponding periods of the prior year. The decrease in interest income is primarily attributed to lower interest rates and lower investment balances due to the utilization of $150.0 million of cash for repayment of our convertible subordinated notes in the first quarter of fiscal 2009.

Interest Expense

Interest expense was approximately $0.2 million and $0.4 million, respectively, for the three and nine months ended March 31, 2010, as compared to $0.1 million and $1.1 million for the three and nine months periods of the prior year. The majority of our interest expense in the first quarter of fiscal 2009 related to our convertible subordinated notes which were repaid on September 9, 2008, causing that interest expense to cease in the second quarter of fiscal 2009. The majority of our interest expense in fiscal year 2010 relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Other Income (Expense), net

Other expense, net was approximately $1.5 million and $(0.2) million, respectively, during the three and nine months ended March 31, 2010, and $(2.7) million and $(12.5) million during the corresponding periods of the prior year. Other expense, net for the three months ended March 31, 2009 includes other-than-temporary impairments of $(1.6) million recorded on some investments, compared with the receipt of $1.7 million related to a legal settlement, partially offset by a $(0.2) million gross realized loss on the sale of auction rate securities (“ARS”) in the current year’s period. Other expense, net for the nine months ended March 31, 2009 includes other-than-temporary impairments of $(9.8) million recorded on some investments, with comparable charges of $(2.3) million, including the realized loss on sales of ARS, partially offset by the receipt of the $1.7 million legal settlement in the current year’s period. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The increase in income tax expense for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 is the result of increased foreign withholding taxes during the three months ended March 31, 2010.

The decline in income tax expense for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 is due to the accrual of unrecognized tax benefits relating to foreign withholding taxes during the nine months ended March 31, 2009, which did not recur during the nine months ended March 31, 2010.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2010, we have foreign deferred tax assets recorded of approximately $3.3 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of March 31, 2010, we have approximately $0.2 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operations

During fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. During the first quarter of fiscal 2009, we met the terms of an earnout provision in the sale agreement, and received $2.0 million that was recorded as an additional $2.0 million gain on sale of discontinued operation in the condensed consolidated statement of operations.

On December 31, 2007, we sold Musiwave to Microsoft Corporation (“Microsoft”). During the first quarter of fiscal 2010, the escrowed funds associated with the sale were distributed, resulting in a gain on sale of discontinued operations of $4.5 million.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first nine months of fiscal year 2010. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for a description of our facility leases and Note 10 in the notes to the condensed consolidated financial statements. We currently have subleased a portion of our restructured facilities which will generate contractual sublease income in aggregate of approximately $20.4 million, resulting in a net future obligation on these properties of approximately $48.7 million, through our fiscal year 2013. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2009, relates primarily to payments made in the normal course of business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Letter of Credit

As of March 31, 2010, we had letters of credit outstanding against the revolving credit facility totaling $18.1 million, reducing the available borrowings on the revolving credit facility. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Line of Credit

On January 23, 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank to improve liquidity and working capital for us. On January 20, 2010, we entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, we entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including minimum EBITDA, Borrowing Base, and Investments. No debt was outstanding under this agreement as of March 31, 2010. Refer to Note 8 in the notes to the condensed consolidated financial statements for more information.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the nine months ended March 31, 2010 and June 30, 2009 (dollars in thousands):

	March 31, 2010	June 30, 2009	Percent Change
Working capital	$78,840	$84,887	-7%

Cash and cash investments:
Cash and cash equivalents	$59,846	$91,545	-35%
Short-term investments	49,152	17,537	180%
Long-term investments	14,244	16,843	-15%
Restricted cash and investments	357	775	-54%

Total cash and cash investments	$123,599	$126,700	-2%

	Nine Months Ended March 31,
	2010	2009
Cash used for operating activities	$(5,874)	$(4,462)
Cash provided by (used for) investing activities	$(25,968)	$46,484
Cash provided by (used for) financing activities	$143	$(150,172)

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received $145.7 million from the issuance of our $150.0 million convertible subordinated notes during fiscal 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest due on our convertible subordinated notes totaling approximately $150.0 million, pursuant to the original terms of the agreement. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $11.6 million of proceeds in fiscal 2009. We also entered into a $40.0 million revolving credit facility on January 23, 2009. On January 20, 2010, we entered into an amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, we entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including minimum EBITDA, Borrowing Base, and Investments.

As of March 31, 2010 and June 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $18.1 million and $17.4 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of March 31, 2010, the Borrowing Base was $34.4 million and the total available for us to borrow on the revolving credit facility was $16.3 million, which is the difference between the Borrowing Base calculation of $34.4 million and the amount of outstanding letters of credit amount of $18.1 million. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for us to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the amount of outstanding letters of credit of $17.4 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet certain minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take certain material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, engage in transactions with affiliates, or engage in stock repurchases. As of March 31, 2010, we were in compliance with all debt covenants, as revised.

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

Working capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $6.1 million, or 7%, from June 30, 2009 to March 31, 2010. The decrease in working capital balances is primarily attributed to the decrease in accounts receivable and deferred costs related to the recent completion of various customer projects. The decreases in current assets were offset by payment of accrued liabilities primarily related to sales incentives paid in fiscal 2010 related to fiscal 2009 activity.

Cash used for operating activities

Cash used for operating activities was $5.9 million during the nine months ended March 31, 2010. This use of cash primarily represents $8.3 million of payments on restructuring plans and $2.1 million of accounts payable payments, offset in part by $4.2 million of cash generated by net income plus the net effect of non-cash items.

Cash provided by (used for) investing activities

Net cash used for investing activities during the nine months ended March 31, 2010 was $26.0 million due primarily to the $28.9 million of purchases of short-term and long-term investments, net of proceeds from the sale of investments, partially offset by the payment of the remaining escrowed amount of $4.5 million received from Microsoft from our sale of Musiwave.

Cash flows provided by (used for) financing activities

Net cash provided by financing activities during the nine months ended March 31, 2010 was $0.1 million, from the exercise of stock options and the employee stock purchase plan during the period, net of amounts paid for the fee on the line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other expense, net in the accompanying condensed consolidated statements of operations totaled $0.1 million and $0.2 million, respectively, for the three and nine months ended March 31, 2010. As of March 31, 2010, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	2,500	1.10	4/30/2010
CAD	1,000	1.02	4/30/2010
EUR	1,000	0.74	4/30/2010
JPY	238,000	92.57	4/30/2010

As of March 31, 2010, the nominal value multiplied by the USD exchange rate of these forward contracts was $7.2 million.

In comparison, as of June 30, 2009, we had the following forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,500	1.25	7/31/2009
AUD	4,000	1.24	7/31/2009
BRL	400	1.96	7/31/2009
CAD	500	1.11	7/31/2009
CAD	1,000	1.15	7/31/2009
EUR	1,380	0.72	7/31/2009
EUR	1,300	0.72	7/31/2009
EUR	670	0.71	7/31/2009
GBP	500	0.61	7/31/2009
JPY	72,000	98.33	7/31/2009
JPY	365,000	95.16	7/31/2009

As of June 30, 2009, the nominal value multiplied by the USD exchange rate of these forward contracts was $16.0 million.

(b) Interest Rate Risk

As of March 31, 2010, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $123.6 million compared to $126.7 million at June 30, 2009. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities, U.S. Treasury Notes and certificates of deposit. We place our investments with high credit quality issuers that have a rating by Moody's of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater and less than one year are classified as available-for-sale and considered to be short-term investments; all investments with remaining maturities greater than one year are classified as available-for-sale and considered to be long-term investments. We do not purchase investments with a maturity date greater than three years from the date of purchase.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2010 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2010	2011	Thereafter	March 31, 2010 Total	March 31, 2010 Total
U.S. Government Agencies	$2,459	$12,979	$1,065	$16,503	$16,501
Certificates of Deposit	240	1,931	—	2,171	2,171
Commercial Paper	4,998	2,647	—	7,645	7,645
Corporate Bonds	6,431	20,116	2,145	28,692	28,782
Auction Rate Securities	—	—	11,069	11,069	9,279

Total	$14,128	$37,673	$14,279	$66,080	$64,378

Weighted-average interest rate			0.8%

Additionally, we had $0.4 million of restricted investments that were included within long-term restricted cash and investments on the condensed consolidated balance sheet as of March 31, 2010. $0.1 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases, $0.1 million comprised a certificate of deposit for foreign currency denominated restricted investments and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 0.3% at March 31, 2010. There have been no significant changes in risk exposure since March 31, 2010.

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

As of March 31, 2010, $9.3 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results, compared to $14.0 million as of June 30, 2009.

Certain ARS with an estimated fair value of $9.3 million were issued by four different entities and are held by two investment firms on our behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loan programs. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded a $1.7 million and $8.2 million, respectively, other-than-temporary loss in the condensed consolidated statements of operations during the nine months ended March 31, 2010 and 2009 related to these securities. As of March 31, 2010 these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

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

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1.	Legal Proceedings

See discussion of Litigation in Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel and AT&T accounted for approximately 35% and 8%, respectively, of our total revenues during the first nine months of fiscal 2010. By virtue of their size and the significant portion of our revenue that we derive from these customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of March 31, 2010, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

International sales accounted for approximately 49% and 48% of our total revenues for the first nine months of fiscal 2010 and 2009, respectively. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differing technology standards and pace of adoption, export restrictions on encryption and other technologies, increased competition by local, regional, or global companies, difficulties in collecting accounts receivable and longer collection periods, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

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

In the future, we may pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

At March 31, 2010, we had investments totaling approximately $9.3 million in illiquid auction-rate securities. All of these investments carry a credit rating of A, A-, BBB, and Aaa from one or more of the major credit rating agencies and all scheduled interest payments to-date have been made by the issuers. None of the auction rate securities held by us are mortgage-backed debt obligations. The securities represent rights to interest and principal paid by the issuer from their cash flows generated in conducting business. All of these illiquid auction-rate securities are insured against defaults of principal and interest by third party insurance companies.

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

Given the current illiquid conditions in the global credit markets and the refusal of broker-dealers to continue to support auctions of auction-rate securities, the auctions failed for these auction-rate securities and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction rate securities, the liquidity of our investment portfolio may continue to be impacted, and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition. We may similarly be required to record impairment charges if, among other conditions, the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could have a material adverse affect on our results of operations and our financial condition. We determined that the declines in the fair value of these investments as of September 30, 2008, December 31, 2008 and March 31, 2009, September 30, 2009 and December 31, 2009 were other-than-temporary and recorded $4.4 million, $2.2 million, $1.6 million, and $1.5 million in impairment charges, respectively, on these illiquid auction rate securities based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. There may be further declines in the value of these investments. The market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

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

Our current credit agreement contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

•	Incur debt;

•	Incur liens;

•	Redeem or prepay subordinated debt;

•	Make acquisitions of businesses or entities to sell certain assets;

•	Make investments, including loans, guarantees and advances;

•	Make capital expenditures beyond a certain threshold;

•	Engage in transactions with affiliates;

•	Pay dividends or limit the amount of stock repurchases; and

•	Enter into certain restrictive agreements

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Our current credit agreement is secured by a pledge of all of our assets. If we were to default under our current credit agreement and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the current credit agreement and could require us to put up cash collateral for any outstanding letter of credit balances. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

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

Our charter and bylaws may inhibit changes of control that are not approved by our Board of Directors. In particular, our certificate of incorporation includes provisions for a classified Board of Directors, authorizes the Board of Directors to issue preferred stock without stockholder approval, prohibit cumulative voting in director elections and prohibit stockholders from taking action by written consent. Further, our bylaws include provisions that prohibit stockholders from calling special meetings and require advance notice for stockholder proposals or nomination of directors. In addition, we have adopted a stockholder rights plan such that, if a person or group acquires beneficial ownership of 15 % or more of our common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock, our stockholder rights plan provides for rights to be distributed as a dividend to certain of our stockholders of record. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prevents a person who becomes the owner of 15 percent or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. These provisions could have the effect of delaying or preventing changes in control or management.

Our stock price has been and is likely to continue to be volatile and you may not be able to resell shares of our common stock at or above the price you paid, if at all.

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report. In addition, the stock market in general has, and the NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management's attention and resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Index to Exhibits which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2010

OPENWAVE SYSTEMS INC.

By:	/s/ ANNE BRENNAN
Anne Brennan
Chief Financial Officer
(Principal Financial and Accounting Officer
And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Openwave Systems Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007 (Commission No. 001-16703)).

10.1	Employment Offer Letter between the Company and Anne Brennan dated March 31, 2010.

10.2	Separation Letter Agreement between the Company and Karen Willem dated March 31, 2010.

10.3	Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2010 (Commission No. 001-16073).

10.4	Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2010 (Commission No. 001-16073).

10.5	Amendment No. 3 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.