Form 10-K
period 2010-06-30
OPENWAVE SYSTEMS INC
filed 2010-09-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $190,169,152 as of December 31, 2009 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. Shares of Common Stock held by persons who own more than 5% of the outstanding shares of common stock have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 84,256,522 shares of the registrant’s Common Stock issued and outstanding as of August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2010 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to certain risks and uncertainties, including economic and market variables. Words such as “expects”, “intends”, “plans”, “believes”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, and our estimates with respect to future operating results. These forward-looking statements are merely predictions, not historical facts, and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include customer concentration risks, a highly competitive market for our products and services, the risks associated with technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, the risks associated with patent litigation, our ability to retain management and key personnel, and the other risks discussed below under the subheading “Risk Factors” under Item 1A. The occurrence of the events described under the subheading “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

PART I

Item 1.    Business.

Company Background

Openwave Systems Inc. (“Openwave”, “the Company”, “our”, “we” or “us”) is a global software innovator delivering context-aware mediation and messaging solutions that enable communication service providers, which include, but are not limited to, mobile and broadband operators, to create and deliver smarter services.

Building on its mobile data heritage, Openwave mobilizes the Internet with predictive solutions supported by real-time analytics that mediate among different ecosystem elements, enhancing modes of IP traffic. The result provides our customers, typically communication service providers, with a view of their subscribers, the network, devices and services, and enables our customers to proactively optimize network resources, launch smart mobile services, and provide a contextually relevant user experience.

Openwave’s dynamic product portfolio consists of service mediation, messaging and location product lines.

•

Service Mediation: Openwave’s service mediation solutions, which evolved from our Mobile Access Gateway (MAG), are designed to meet the needs of communication service providers that were moving away from a Wireless Application Protocol (WAP) based content delivery model to enable them to operate through an open, all-IP platform that includes policy management, operational analytics and in-line charging and notification. Our service mediation solutions act as a single control point for total traffic management: media and web optimization, policy control, content adaptation, network security, and dynamic charging and campaigning. Our analytics solutions monitor network traffic and user behavior to dynamically add intelligence, predictive policy control and location awareness across the entire portfolio, giving communication service providers the ability to manage their networks more efficiently, and build rich subscriber profiles and segments that leverage unique subscriber insights.

•

Messaging: Openwave’s suite of mobile, email and voice solutions use IP-based, bandwidth-optimized technologies to simplify the different modes of messaging moving across an operator’s network. Low-cost, “infinite” content storage ensures that providers can manage the growing amount of content being shared, while a personalized communications dashboard for the end-user simplifies the act of communicating – supporting email, voice, chat, and posts.

•	Location: Openwave’s location offerings enable high-accuracy location-based services through infrastructure and applications for both emergency and commercial location services.

We continue to emphasize and invest in our portfolio, with a strong emphasis on the service mediation product family and related service enablers. Our global customer base includes more than 90 Communication Service Providers and key partner companies that span the mobile and broadband markets.

Sprint Nextel and AT&T are two significant customers of Openwave. Approximately 39% of our revenues were derived, collectively, from these customers during fiscal year 2010. We generally enter into several agreements each quarter with these customers. These agreements relate to purchases of software licenses and related services for several of our products, as well as third-party hardware and software. The majority of our software licenses with these customers are perpetual licenses. Additional license revenues from these customers are generated by their purchase of new products, upgrades, or additional licenses of software they already own if their usage increases. In addition, Sprint Nextel and AT&T typically purchase software maintenance and support services from us related to these licenses, which are periodically subject to renewal, and typically allow for cancellation if the customer provides notice to us 90 days in advance, or less. Several of our agreements with these customers relate to installation and customization services of our software, which are typically recognized as revenue over the period the services are delivered. Customization services include modifications or additions to the source code of our software in order to enable compatibility with the customer’s specific platform or performance and functionality requirements. Payment terms under our agreements with Sprint Nextel and AT&T generally state that payments are due within 45 days of the invoice date. While we are attempting to grow our customer base in emerging markets and with other large companies, we believe that our relationships with Sprint Nextel and AT&T will continue to make up a significant part of our business in the foreseeable future, although there is no guarantee of continued business from either of these customers.

Openwave was incorporated in 1994 as a Delaware corporation, and we completed our initial public offering in June 1999. Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, CA 94063. Our telephone number is (650) 480-8000. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge through our website at www.openwave.com, as soon as reasonably practicable after we file or furnish such material with the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference to this Annual Report.

Industry

Operating Environment and Trends

The rising demand for data services comes at the right time for mobile operators as traditional voice revenues continue to flatten. This demand for data has fueled the dramatic growth of the mobile web, with application stores, social networking and video leading the way. The continuous introduction of new devices (Android-based smartphones, iPhones, tablets and other mobile-capable devices) encourages users to consume more data, driving ever-increasing levels of traffic to mobile networks.

Mobile networks were built and managed on the underlying assumption of predictable consumption. Current networks are not ready to efficiently handle the expected increase in mobile data usage. Although mobile operators have announced their planned migrations to next generation 4G networks, upgrades of their software infrastructure continue to be incremental, with minimal commitment and smaller capacity purchases. We believe these mobile operators are moving too slowly to alleviate their capacity constraints as demand will continue to outpace the speed at which they can upgrade their networks.

Openwave believes the capacity crunch is the most pressing challenge facing mobile operators, but we remind our customers that the surging demand for data services presents a long-term opportunity as well. Openwave offers software solutions that not only maximize existing and future network capacity, but also help network operators leverage their unique position between content and consumer to monetize the mobile experience beyond charging for basic data transport.

Key Trends

Over the last year, the industry has witnessed an increase in mobile data usage in unprecedented amounts. The growth in mobile data traffic, much of it video, is expected to rise. According to a recent Cisco Visual Network Index (VNI) report, global mobile data traffic in developed regions as a whole is expected to increase 39 times from 2009 to 20141. United Kingdom-based O2 reported that its mobile data traffic in Europe doubled every three months in 2009; in Italy, Telecom Italia announced that its mobile traffic grew 216 percent from mid-2008 to mid-2009; and US-based AT&T reported that its mobile traffic increased 5,000 percent in the past three years. The Cisco VNI also predicts that overall mobile data traffic will grow to 3.6 exabytes per month by 2014, and over 2.3 of those exabytes are due to mobile video traffic2. An exabyte is a billion gigabytes.

Openwave expects that much of the mobile data growth will come not only from developed regions (North America, APAC and Western Europe) but also from developing regions around the world where, in some instances, many people will have their first Internet experience over a mobile device. In the service mediation market we have witnessed the rise in popularity of both content and communications services, predominantly led by messaging services but increasingly by social networking and Web 2.0 services.

Openwave’s messaging solutions are intended for our broadband, wireline and wireless customers who are looking to simplify and streamline the communications experience. According to a November, 2009 report by ABI Research “Mobile Messaging Services: SMS, MMS, Mobile Email, and Mobile IM,” mobile messaging is expected to deliver more than $147 billion in revenues to mobile operators, and traffic is expected to grow just under 10 percent annually for the next five years.

[1]	Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update – June 2, 2010
[2]	Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2009-2014 – February 9, 2010

Within broadband communications we see platforms being redefined to support Web 2.0 services and online communities like social networks and blogs. New sources of revenue are emerging, such as advertising, mobile commerce and more agile methods of monetizing subscriber intelligence (improved targeting). We are also seeing the growth of multimedia content being distributed through distinct communities (e.g., Twitpic).

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

Manage the Traffic and Manage the Demand

Despite relatively small market penetration, smartphones generate a disproportionately large amount of traffic across networks. Today’s smartphones are expected to be tomorrow’s entry-level phones, meaning more people will have easier access to mobile data. Add the growing array of laptops, tablets, netbooks and other network-enabled non-phone devices, and one can see why market researchers predict such traffic growth.

Ultimately, we believe this situation represents significant opportunity for Openwave to help our customers reap the benefits of a booming mobile marketplace. First and foremost, we help operators manage their traffic. Our web and video optimization solutions maximize existing bandwidth without harming the user experience. Further, Openwave’s approach to optimization includes compression, caching and optimization technologies that not only focus on better traffic management, but also open the door to new monetization opportunities.

Traffic management alone won’t be enough. We believe mobile operators that employ smarter policy control will be able to offer better pricing and service plans that give their subscribers more choice and control over their online behavior. Our service mediation portfolio is fueled by a powerful analytics platform, injecting business intelligence into the shaping of our customers’ data traffic, the planning for future investment and the discovery of new revenue opportunities.

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

Our product portfolio includes offerings in the areas of server software which includes service mediation, messaging and location application products for mobile operators. Our professional services group works with our customers during all stages of the implementation of wireless services. For financial information about our operating segment and geographic areas, see our Consolidated Financial Statements and, in particular, Note 6 to our Consolidated Financial Statements.

Service Mediation Products

Our service mediation software products contain the foundational software required to enable internet connectivity to mobile phones and enable service providers to build compelling services for their subscribers. Our service mediation solutions include:

•

Our new flagship Openwave® Media Optimizer product, announced during the third quarter of fiscal 2010, an intelligent, scalable, and policy-aware video delivery solution that enables the reduction of data transmission costs and works to improve the online video experience across any device. In addition, Openwave® Media Optimizer increases data transfer rates over wireless data networks while decreasing bandwidth consumption. Combined, these factors give the user faster browsing speeds and more immediate access to content.

•

Openwave® Analytics, Mediation Edition, also announced during the third quarter of fiscal 2010, a feature-rich, predictive in-network solution that provides early identification of mobile data trends that enable mobile operators to make timely decisions to avoid bandwidth problems while targeting business driving opportunities. Openwave® Analytics, Mediation Edition mediates among many different ecosystem elements, enabling the enhancement of modes of IP traffic including mobile internet, messaging, video and social networking. The result provides mobile operators with a view of their network, devices and services, and enables mobile operators to proactively optimize network resources, quickly launch smart mobile services, and provide a contextually relevant user experience.

•

Openwave® Analytics Express, launched during the fourth quarter of fiscal 2010, a light version of our fully featured Openwave® Analytics offering that is designed to help mobile operators rapidly realize the benefits of operational and marketing insights.

•

Openwave® Smart Policy, announced during the third quarter of fiscal 2010, a context-aware policy management solution that is designed to help mobile operators better monitor and manage their network utilization at a user, device and application level, and addresses the rising tide of mobile data consumption. Openwave®Smart Policy extends Openwave’s traffic mediation capability into IP traffic.

•

Our latest version of Openwave® Passport, also announced during the third quarter of fiscal 2010, a service enabler that is designed for mobile operators to tap into new revenue streams by offering subscribers on-demand, pay-as-you-go mobile internet access and personalized promotions. Openwave® Passport allows the mobile operator to monitor and offer a range of different data access plans to their subscribers.

•

Openwave® Integra, designed to help mobile operators capture a greater share of the mobile content market by adding additional value through traffic mediation and simplifying network management. Openwave® Integra is a modular platform that supports value-added service enablers which provides new revenue opportunities for mobile operators and Openwave.

•

Openwave® Web Optimizer, a web caching and compression solution that is designed to enable mobile operators to increase the capacity of their network by roughly 30%–40% by optimizing off-portal web content. Openwave® Web Optimizer increases data transfer rates over wireless data networks while decreasing bandwidth consumption. Combined, these factors give the user faster browsing speeds and more immediate access to content.

•

Openwave® Web Adapter, which takes content requests from mobile phones for standard web sites and converts the web pages into highly compressed, functional mobile phone-compliant WAP2 pages. Openwave® Web Adapter allows operators to significantly increase their data revenues by enabling subscribers to access the vast majority of the Internet on their mobile phones in a mobile-compatible format.

•

Openwave® Media Adapter, which converts web objects, including audio/video clips and MS Office documents — to a format suitable for mobile handsets. Specialized content is presented simply and intuitively as a web page, an image, an appropriately resized media file or a stream. Openwave® Media Adapter increases web traffic by improving web usability, users get the content they want on their devices, in the same PC-style format.

Messaging Products

Our messaging solutions contain the foundational software required to enable internet connectivity to mobile phones and enable communication service providers to build compelling services for their subscribers. Our messaging portfolio includes:

•

Openwave® Email Mx, the foundation of our messaging solution, which delivers carrier-class messaging with scalability to serve wireline, wireless and ISP customers from a common platform. During the fourth quarter of fiscal 2010, we launched our next-generation messaging platform: Openwave®Email Mx: Stateless Edition which is designed to enable broadband operators to offer mail boxes with near-limitless storage capacity at a significantly lower cost than current solutions.

•

Openwave® Rich Mail, a PC-based Web 2.0 solution designed for carrier-scale deployment by broadband and mobile operators around the world. Openwave®Rich Mail enables the enhancement of the messaging experience for consumers by offering a dynamic, feature-rich user experience and enables broadband and mobile operators to brand, personalize and monetize their messaging offerings.

•

Openwave® Smart User Repository, announced during the third quarter of 2010, a highly scalable, highly reliable user data storage solution built on the proven foundation of Openwave’s directory technology. Openwave® Smart User Repository offers high speed, low latency user profile and policy access that is specifically designed to assist operators in managing their increasing data traffic. Because of its highly scalable and reliable architecture, Openwave® Smart User Repository is an excellent candidate for operators’ 3GPP user profile repository (UPR) and user data repository (UDR) requirements, particularly as operators move quickly to deploy policy infrastructure addressing the increasing traffic loads brought about by the significant increase in mobile data traffic.

•	Openwave® Multimedia Messaging Services Center (MMSC), which enables operators to offer highly differentiated and robust multimedia services, such as integrated photo and text messaging.

•	Openwave® Edge Gx, which is designed to prevent messaging abuse before it gets into operators’ networks.

•

Openwave® IP Voice Messaging suite of solutions, which allows mobile and broadband service providers to provide integrated and flexible IP Voicemail and Call Management services across networks and devices.

•

Openwave® Network Address Book, which is a key element in integrated messaging services for broadband and mobile service providers, allowing end-users to fully manage their contacts across services, devices and networks.

Location Products

Our location solutions offer infrastructure and applications for both emergency and commercial location services. Our location portfolio includes:

•	Openwave® Location Manager—Commercial Edition (LM-CE), which provides the foundation for commercial wireless location services, including navigation, fleet tracking and points of interest. It provides middleware to authorize a location request against business and subscriber privacy rules. LM-CE supports Control Plane (CDMA, GSM, WCDMA) and User Plane (V1, V2, SUPL) location, with roaming capabilities.

•	Openwave® Location Manager—Emergency Services (LM-ES), which provides location for emergency voice calls in CDMA, GSM and WCDMA networks.

•

Openwave® Location Express for GSM/UMTS, which provides a location-based infrastructure appliance that enables rapid entry into location-based services and is suited for emerging markets. Location Express supports both basic and advanced location-based services (LBS) and is compatible with GSM/UMTS mobile phone and network standards.

Professional Services and Maintenance and Global Support Services

Our products and the networks in which they are deployed are complex. Openwave’s support and training services organization provides 24-hour maintenance and support services plus valuable consulting services. Our professional services team performs integration services relating to commercial launches of our technology. As of June 30, 2010, we had 202 employees in our professional services and maintenance and global support organizations.

Research and Product Development

We develop the substantial majority of our products internally. Internal development allows us to maintain technical control over the design and development of our products. We also outsource engineering work to overseas developers, primarily in India, and purchase or license intellectual property rights in some circumstances. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Our research and development expenses were $41.0 million, $46.4 million and $50.8 million for fiscal 2010, 2009 and 2008, respectively. As of June 30, 2010, we had 149 employees, compared with 155 employees as of June 30, 2009, engaged in research and product development activities. Our ability to meet the customer’s expectations for innovation and enhancement depends on a number of factors, including our ability to (i) identify and respond to emerging technological trends in our target markets, (ii) develop and maintain competitive products, (iii) enhance our existing products by adding features and functionality that differentiate them from those of our competitors and (iv) bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development.

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

Standards

We believe the growth and development of standards is key to our success and the success of our industry. Therefore, we take an active role in a number of industry standards organizations including the Open Mobile Alliance (“OMA”), the World Wide Web Consortium (“W3C”), the GSMA and the CDMA Developer Group, among others. In addition, the Third Generation Partnership Projects (“3GPP” and “3GPP2”) which are the 3G standards organizations for GSM represent strategic standards for our products.

Sales, Marketing and Customer Support

We sell our products through a direct sales force and, to a lesser extent, through third-party resellers. As of June 30, 2010, we had 198 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and channel partners. Our customer support group focuses on performing maintenance and support. Our channel partners include Alcatel-Lucent, DESCA, IBM, DSG, Syniverse and Tech Mahindra.

International sales of products and services accounted for 51%, 46% and 53% of our total revenues for fiscal 2010, 2009 and 2008, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions. For further information regarding our segment revenue, geographic areas and significant customers, please refer to Note 6 of our Notes to Consolidated Financial Statements.

Our customers include mobile and broadband operators in North America, Latin America, Europe, Africa, the Middle East and the Asia-Pacific region. Sprint Nextel accounted for 31%, 27% and 23% and AT&T accounted for 8%, 17% and 11%, of our total revenues in fiscal 2010, 2009 and 2008, respectively. No other customer accounted for 10% or more of our total revenues for fiscal 2010, 2009 and 2008.

Strategic and Channel Partners

We continue to collaborate with other technology companies, including Oracle, McAfee, SAP, Redhat, f5 Networks, Neilson and others which expand our reach and capabilities and maintain our company-wide focus on increasing customer satisfaction and improving the user experience.

In addition to delivering tailored solutions directly to our customers, we are collaborating with our channel partners, which include Alcatel Lucent, Tech Mahindra and IBM worldwide; as well as DESCA in Latin America, DSG in Africa and Syniverse in Southeast Asia to bring our innovative service mediation, messaging and location technologies to emerging markets.

Backlog

Our backlog as of June 30, 2010 was approximately $170.8 million, down $26.2 million from $197.0 million as of June 30, 2009. We define backlog as the aggregate value of all existing arrangements less revenue recognized on those arrangements to date. Many of our bookings include the ability of customers to cancel orders, generally related to services or maintenance.

Competition

We face intense competition in all aspects of our business. The nature of service mediation, messaging and location markets creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change. The widespread and increasing adoption of open industry standards may also make it easier for new market entrants and existing competitors to introduce new products that compete with our products and services. In addition, as we expand into emerging markets, not only will we face increased competition as we continue to compete with existing competitors, but we will also face competition from those with whom we have not previously competed that have an established presence in the emerging markets. Moreover, we or our competitors may take certain strategic actions, including acquisitions, partnerships and joint ventures, or repositioning of product lines, which invite even greater competition in one or more product categories.

Key competitive factors in each of the markets in which we currently compete and may compete in the future include, but are not limited to, total cost of ownership, quality and performance, technical capability, breadth of product and service offerings and the relative strength of our products and services versus that of our competitors, functionality, quality of technical support, price and time to market.

Our service mediation solutions competitors are as follows:

•	Openwave® Integra competes with the traditional wireless equipment manufacturers, such as Ericsson, Nokia Siemens Networks, and Huawei, as these vendors also offer All-IP Mobile Data Gateways.

•	Openwave® Smart Policy competes with the policy management vendors such as Bridgewater.

•	Openwave® Web Security competes with Anti-spam and Anti-virus providers such as Cisco Ironport.

•	Openwave® Media Optimizer and Openwave® Web Optimizer compete against Web and video optimization vendors such as Bytemobile, Flash Networks, and Mobixell.

•

Our Openwave® Mobile Analytics: Mediation Edition and Openwave® Analytic Express compete in a highly fragmented and competitive market. With traditional web analytics vendors moving into the mobile arena (e.g., Omniture and Google), we also see vendors from the network side such as Amdocs, Arantech, and Telcordia, from the OSS/ BSS and database markets attempting to offer mobile network analytics solutions. Our competitors also include mobile analytics specialists, such as Ground Truth, Sybase and Flurry.

Our messaging solutions compete with the traditional messaging platform vendors such as Acision, Comverse and Sun Microsystems and our location solutions compete with Telecommunications Systems, Intrado, Redknee and Ericsson.

In addition, Internet search and content providers, such as Google and Yahoo!, recently have launched data services offerings directed at wireless end users. These services may compete directly with services offered by our traditional customer base. In the future, Internet search and content providers may directly compete with us by launching wireless data services.

Recent Executive Officer Changes and Employees

On August 26, 2009, we announced the appointment of Heikki Makijarvi as vice president of business development. Mr. Makijarvi was subsequently promoted to senior vice president of business development.

On March 3, 2010, we announced the appointment of Anne Brennan as senior vice president and chief financial officer, replacing senior vice president and chief financial officer Karen Willem.

On April 5, 2010, we announced the appointment of Eileen Nelson as senior vice president of human resources.

As of June 30, 2010, we had 584 employees. None of our employees are covered by any collective bargaining agreements, except for certain employees located in Europe.

Financial Information about Geographic Areas

For Openwave’s financial information about geographic areas, please see Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Risks attendant to our foreign operations are described in Item 1A, Risk Factors, in the risks entitled “Our business is subject to the risks of international operations since we depend on international sales, and any decrease in international sales would adversely affect our operating results” and “Changes in foreign currency exchange rates could negatively affect our operating results,” which disclosure is incorporated by reference here.

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

Risks Related to Our Business

We are in a product transition phase and we may not be able to adequately develop, market or sell new products.

Revenues from our legacy products are decreasing, and we are in the process of selling our customers a migration to Openwave’s next generation software platforms and tools. The successful customer migration onto our new platforms is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. We also intend to continue to develop new products and services. New products or services may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. New product offerings may not properly integrate into existing or anticipated platforms, or meet existing or anticipated demand and the failure of these offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all.

We rely upon a small number of customers for a significant portion of our revenues, and the failure to retain and expand our relationships with these customers could adversely affect our business.

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel and AT&T accounted for approximately 31% and 8%, respectively, of our total revenues during the fiscal year ended June 30, 2010. By virtue of their size and the significant portion of our revenue that we derive from these customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

Consolidation of communication service providers may impair our ability to attract new customers and negotiate favorable business terms.

The telecommunications industry is rapidly evolving and highly competitive. These factors combined with recent poor economic conditions, resulted in certain communications services providers having poor operating results. As a result, some of these communications service providers have consolidated or are working to consolidate or otherwise cease operations. If consolidation continues to occur, we will have a smaller number of current customers as well as a smaller number of potential customers in which to sell our products and services. Further, our ability to negotiate favorable terms with the communications service providers could be impaired, which could increase our expenses and harm our operating results.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of June 30, 2010, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

More generally, while in the past we have primarily provided specific component sales, in the future we intend to provide more integrated and comprehensive software solutions for our customers. We also intend to develop and license new products and to enter into new product markets. We may not be able to develop and license new products in accordance with our expectations, or at all, our new products may not be adopted by communication service providers, or we may be unable to succeed in new product markets which, in any case, would have a material adverse affect on our business and operating results.

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

Our customers face implementation and support challenges in introducing Internet-based services, which may slow their rate of adoption or implementation of the services our products enable.

Historically, communications service providers have been relatively slow to implement new, complex services. In addition, communications service providers have encountered greater customer demands to support Internet-based services than they have in the past. We have limited or no control over the pace at which communications service providers implement these new Internet-based services. For instance, the Federal Communications Commission, or FCC, proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules, depending on whether or how they are structured, could limit the ways that a broadband Internet access service provider could manage its network and the services it could provide over the network. New rules, if adopted, could cause a decrease in data traffic, or could cause some of our domestic customers to reduce their perception of the value of some of our mediation offerings, either of which could lessen the demand for our products and services. The failure of communications service providers to introduce and support Internet-based services utilizing our products in a timely and effective manner could have a material adverse effect on our business and operating results.

Our business depends on continued investment and improvement in communication networks by our customers.

Many of our customers and other communication service providers continue to make major investments in next generation networks that are intended to support more complex applications and to provide end users with a more satisfying user experience. If communication service providers delay their deployment of networks or fail to roll out such networks successfully, or determine to continue to increase network capacity and support more complex applications by investment in additional hardware infrastructure rather than software solutions such as ours that optimize the use of existing hardware infrastructure, there could be less demand for our products and services than we expect, which could adversely affect our business and operating results.

In addition, the communications industry has experienced significant fluctuations in capital expenditures and we have recently experienced significant revenue declines from historical peaks. If capital spending and technology purchasing by communication service providers does not continue to include investments in infrastructure software, our revenue would likely decline substantially.

Our market is highly competitive and our inability to compete successfully could adversely affect our operating results.

The market for our products and services is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. Their resources have enabled them to aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. If our competitors consolidate, then they will be even larger, and may be able to compete more effectively against us than they currently do. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, we may then need to lower prices of our products and services, change our pricing models, or offer other favorable terms in order to compete successfully, which would likely reduce our margins and adversely affect operating results.

Although our efforts, on occasion, have been complicated by the marking efforts of our competitors, we expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market. See “Item 1.-Business-Competition” in this report, for more information regarding the competition we face.

Our sales cycles are long, subjecting us to the loss or deferral of anticipated orders and related revenue.

Our sales cycle is generally long, often in excess of six months, and unpredictable due to the lengthy evaluation and customer approval process for our products, including internal reviews and capital expenditure approvals. Moreover, the evolving nature of the market for data services via mobile devices may lead prospective customers to postpone their purchasing decisions pending resolution of standards or adoption of technology by others. Accordingly, we may not close sales as anticipated during a given quarter which may lead to a shortfall in revenue or bookings anticipated by us or securities analysts or investors.

Our business is subject to the risks of international operations since we depend on international sales, and any decrease in international sales would adversely affect our operating results.

International sales accounted for approximately 51% and 46% of our total revenues for the fiscal year’s ended June 30, 2010 and 2009, respectively. We currently maintain offices outside of the United States and have sales, engineering and professional services personnel in several countries. Approximately one-half of our employees are located internationally, with 25% of our employees based in our facilities in Belfast, Northern Ireland. We have limited experience operating in foreign jurisdictions and are expanding our international operations into areas in which we have little or no operating history. Our ability to manage a global organization is difficult, time consuming and expensive and is subject to a number of risks including, but not limited to:

•	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	Lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	Longer accounts receivables payment cycles and difficulties in collecting accounts receivables;

•	Difficulties in managing and staffing international operations;

•	Currency exchange rate fluctuations and our ability to manage these fluctuations under our foreign exchange hedging policy;

•	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	Dependence on certain third parties, including channel partners with whom we have limited experience;

•	Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;

•	Political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	Reduced or varied protection for intellectual property rights in some countries.

Operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Changes in foreign currency exchange rates could negatively affect our operating results.

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

We have used derivative instruments, such as foreign exchange forward and option positions, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. Accordingly, changes in foreign currency exchange rates relative to the U.S. Dollar could negatively affect our operating results.

Our customer contracts lack uniformity and often are particularly complex, which subjects us to business and other risks.

Our customers are typically large communications service providers. Their substantial purchasing power and negotiating leverage limits our ability to negotiate uniform business terms. As a result, we typically negotiate contracts on a customer-by-customer basis and sometimes determine to accept contract terms not favorable to us in order to close a transaction, including indemnity, limitation of liability, refund, penalty or other terms that expose us to significant risk. We may need to provide indemnification relating to third party components that we provide, and we may or may not have sufficient indemnification provisions from the third parties to fully cover for this risk. The lack of uniformity and the complexity of the terms of these contracts may also create difficulties with respect to ensuring timely and accurate accounting and billing under these contracts. If we are unable to effectively negotiate, enforce and accurately or timely account and bill for contracts with our customers, our business and operating results may be adversely affected.

We rely on estimates to determine arrangement fee revenue recognition for a particular reporting period. If our estimates change, or our customers do not accept deliverables, future expected revenues could adversely change.

We apply the percentage-of-completion method as a primary accounting method to account for revenue from arrangements subject to contract accounting. Applying the percentage-of-completion method requires that we estimate progress on our professional service revenues for a particular period. If, in a particular period, our estimates to project completion change or we estimate project overruns, revenue recognition for such projects in the period may be less than expected or even negative, which could cause us to fail to realize anticipated operating results in a given period. Additionally, a portion of the payments under some of our professional services arrangements are based on customer acceptance of deliverables. If a customer fails to accept the applicable deliverable, we may not be able to recognize the related revenue or receive payment for work that we have already completed, which could adversely affect our business and operating results.

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

Our business strategy depends in part on forming or maintaining strategic alliances with other companies. We may not be able to form the alliances that are necessary to ensure that our products are compatible with third-party products, to enable us to license our software into potential new customers and into potential new markets, and to enable us to continue to enter into new license agreements with our existing customers. We may be unable to maintain existing relationships with other companies, to identify the best alliances for our business or enter into new alliances with other companies on acceptable terms, or at all. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolves, our sales opportunities could deteriorate, which could have a material adverse effect on our business and operating results.

If our channel partners are unable to successfully market and sell our services to their customers, then our revenues and business may be adversely affected.

Historically, we have sold our products and services directly through our sales force. In the future, in addition to our direct sales efforts, we intend to sell our products and services indirectly through our channel partners which will enable us to bring our technologies to emerging markets. Our business will depend on the efforts and the success of these channel partners in marketing and selling our products and services in emerging markets and markets in which we have a limited presence. If our channel partners fail to market and sell our services effectively, our ability to grow our revenue could be reduced and our business may be harmed.

Our software products may contain defects or errors, which could result in rejection of our products, delays in shipment of our products, failure to meet specific milestones, damage to our reputation, product liability and lost revenues.

The software we develop and the associated professional services we offer are complex and must meet stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing Internet software and telecommunications markets. Our software products and services may contain undetected errors or defects, especially when first introduced or when new versions are released. We have, in the past, experienced delays in releasing some versions of our products until software problems were corrected. In addition, some of our customer contracts provide for penalties if we fail to meet specific milestones as well as a period during which our products and services are subject to acceptance testing. Failure to achieve acceptance could result in a delay in, or inability to, receive payment. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service and warranty costs, any of which could harm our business.

Our technology could be misappropriated, which may lead to expensive and time-consuming litigation.

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally-developed technology. We rely on a combination of patent, copyright and trade secret laws to protect our intellectual property or proprietary rights in such technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are just as essential to maintaining a technology leadership position. We also rely on trademark law to protect the value of our corporate brand and reputation.

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

In the future, we may pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. If we make acquisitions, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

Natural or manmade disasters, business interruptions and health epidemics could delay our ability to receive or ship our products, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in Redwood City, California near major earthquake faults. The destruction of our facilities could harm our business. Although we have established a comprehensive disaster recovery plan, our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business.

Our business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled wireless carriers, increases the risks associated with our international activities.

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

Compliance with laws, rules and regulations relating to corporate governance and public disclosure may result in additional expenses.

Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance. As a result, our compliance programs have increased and will continue to increase general and administrative expenses and have diverted and will continue to divert management’s time and attention from revenue-generating activities. Further, in

July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act’) which includes various provisions requiring the Securities and Exchange Commission to adopt new rules and regulations with respect to enhanced investor protection, corporate governance and executive compensation. We expect the Dodd-Frank Act and the rules and regulations promulgated there under to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

We face litigation risks that could have a material adverse effect on our company.

We may be the subject of private or government actions. For example, in the past we have been the subject of several shareholder derivative lawsuits relating out our past option grants and practices. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives and an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of litigation may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers and directors, we are required to indemnify, and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

At June 30, 2010, we held auction-rate securities with a fair market value of approximately $9.3 million and a par value of $12.5 million. Between September 30, 2008 and December 31, 2009, we determined that the declines in the fair value of these investments were other-than-temporary and recorded impairment charges equal to $1.4 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse affect on our financial condition.

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

Our revolving credit facility with Silicon Valley Bank contains certain restrictive covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.

In January 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank, as subsequently amended, which contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

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

Our current credit agreement is secured by a pledge of all of our assets. If we were to default under our current credit agreement and were unable to obtain a waiver or an amendment for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the current credit agreement and could require us to put up cash collateral for any outstanding letter of credit balances. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

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

Risks Related to Owning Our Common Stock

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our revenue, particularly our licensing revenue, is difficult to forecast and is likely to fluctuate from quarter to quarter.

. Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	delays in or cancellation of orders from key customers;

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launch, market acceptance or implementation by our customers of our products and services;

•	changes in demand and purchasing patterns of our customers for our products;

•	changes in our revenue mix among license, maintenance and support and professional services;

•	restructuring or impairment charges we may take;

•	revenue recognition and other accounting policies;

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks, technologies or handsets for which our solutions are designed.

•	development of new relationships and penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of new governmental, statutory and industry association requirements;

•	the relative mix of our North America and international engagements which typically carry lower margins;

•	fluctuations in currency exchange rates; and

•	industry and economic conditions, including competitive pressures.

Our customers often defer execution of our agreements until the last week of the quarter if they elect to purchase our products. Approximately 75%-80% of our quarterly bookings typically occur in the last month of a quarter and the pattern for revenue generation during that month is normally not linear. Accordingly, we may not recognize revenue as anticipated during a given quarter when customers defer orders, delay the timing of our implementation services or ultimately elect not to purchase our products. Therefore, we could be in a position where we do not achieve our financial targets for a quarter and not determine this until very late in the quarter or after the quarter is over. As a result, our visibility into our revenue to be recognized for future periods is limited.

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

In addition, we have in the past and may continue to experience periodic variations in sales to our strategic customers and international markets. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we lease approximately 144,000 square feet under a sublease agreement that terminates on June 29, 2013. We also have other facility leases in other locations in the United States and throughout the world, including our former headquarters which comprises approximately 283,000 square feet and which is currently under a sublease that expires in April 2013. The future lease payments, net of sublease income, for our former headquarters is included in accrued restructuring costs in our consolidated balance sheet.

We believe that our facilities are sufficient for our purposes for the foreseeable future.

Item 3.    Legal Proceedings.

IPO securities class action

On November 5, 2001, a securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased shares of Openwave’s common stock from June 11, 1999 through December 6, 2000. The defendants are Openwave and five of its present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of Openwave’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued by Credit Suisse First Boston, Hambrecht & Quist, Robertson Stephens, and Piper Jaffray. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

Openwave had accepted a settlement proposal presented to all issuer defendants. Under such settlement proposal, plaintiffs would have dismissed and released all claims against the Openwave Defendants in exchange for a contingent payment by the insurance companies responsible for insuring the issuers and for the assignment or surrender of control of certain claims Openwave may have against the underwriters. The Openwave Defendants would not be required to make any cash payment in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of insurance coverage, a circumstance which Openwave does not believe will occur. The settlement required approval of the Court, which could not be assured, after class members were given the opportunity to object to or opt out of the settlement. The Court held a hearing on April 24, 2006 to consider whether final approval should be granted. Subsequently, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.

Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling.

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal have been filed by putative class members, challenging the settlement and the judgment. Openwave believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2010.

Simmonds v. Credit Suisse Group, et al.,

On October 3, 2007, Vanessa Simmonds, a purported stockholder of Openwave, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, Bank of America Corporation, and JPMorgan Chase & Co., the lead underwriters of Openwave’s initial public offering in June 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names Openwave as a nominal defendant, contains no claims against Openwave, and seeks no relief from Openwave. Simmonds filed an Amended Complaint on February 25, 2008 (the “Amended Complaint”), naming as defendants Credit Suisse Securities (USA), Robertson Stephens, Inc., J.P. Morgan Securities, Inc., and again naming Bank of America Corporation. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint. On July 25, 2008, 29 issuers filed the Issuer Defendants’ Joint Motion to Dismiss. Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008. Plaintiff filed oppositions to both motions on September 8, 2008. All replies in support of the motions to dismiss were filed on October 23, 2008. Openwave joined the Issuer Defendants’ Joint Motion to Dismiss on December 1, 2008.

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on Openwave prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals was filed on November 17, 2009. On August 27, 2010, the Ninth Circuit Court of Appeals scheduled oral arguments to be held on October 5, 2010. No amount has been accrued as of June 30, 2010, as a loss is not considered probable or reasonably estimable.

From time to time, Openwave may be involved in litigation or other legal proceedings, including those noted above, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and Openwave could experience unfavorable rulings. Should Openwave experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or in future periods.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed for quotation on the NASDAQ Global Select Market under the symbol “OPWV.” The following table sets forth the reported high and low closing sales prices for our common stock for the fiscal periods indicated.

Stock price by quarter	High	Low
Fiscal year ended June 30, 2010:
First quarter	$2.98	$2.12
Second quarter	$2.92	$2.03
Third quarter	$2.75	$2.08
Fourth quarter	$2.85	$2.00
Fiscal year ended June 30, 2009:
First quarter	$1.56	$1.05
Second quarter	$1.19	$0.47
Third quarter	$0.97	$0.58
Fourth quarter	$2.39	$1.01

Holders

As of August 31, 2010 there were 438 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

Our policy has been to retain future earnings for reinvestment in our business, and accordingly, we have not paid cash dividends other than a special one-time cash dividend paid in June 2007, and we do not anticipate paying cash dividends in the foreseeable future. Further, our line of credit restricts our ability to pay dividends.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, and the S&P Telecommunication Services Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the S&P Telecommunication Services Index on June 30, 2005, and calculates the return quarterly through June 30, 2010. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect Musiwave and Client as discontinued operations, for fiscal 2010, 2009, 2008, 2007 and 2006 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2010	2009	2008	2007	2006
Selected Consolidated Statements of Operations Data:
Total revenues	$183,304	$191,698	$200,877	$242,822	$296,336
Total cost of revenues	72,304	74,900	89,403	110,112	97,258
Gross profit	111,000	116,798	111,474	132,710	199,078
Total operating expenses	118,381	190,911	176,634	257,853	235,676
Operating loss from continuing operations	(7,381)	(74,113)	(65,160)	(125,143)	(36,598)
Net loss from continuing operations	(10,373)	(87,505)	(64,856)	(112,131)	(30,272)
Discontinued operations:
Net income (loss) from discontinued operations, net of tax	—	(371)	6,804	3,462	35,508
Impairment on discontinued operations, net of tax	—	—	—	(87,968)	—
Gain on sale of discontinued operations	4,516	2,000	36,190	—	—
Total income (loss) from discontinued operations	4,516	1,629	42,994	(84,506)	35,508
Net income (loss)	$(5,857)	$(85,876)	$(21,862)	$(196,637)	$5,236
Basic and diluted net income (loss) per share:
Continuing operations	$(0.12)	$(1.06)	$(0.79)	$(1.24)	$(0.37)
Discontinued operations	$0.05	$0.02	$0.52	$(0.94)	$0.43
Basic and diluted net income (loss) per share	$(0.07)	$(1.04)	$(0.27)	$(2.18)	$0.06
Shares used in computing basic and diluted net income (loss) per share	83,500	82,956	82,465	90,246	82,231
Cash dividends declared per common share	$—	$—	$—	$1.20	$—

	As of June 30,
	2010	2009	2008	2007	2006
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and restricted cash and short-term investments	$106,146	$109,082	$224,851	$242,705	$424,424
Long-term investments and restricted cash and investments	13,222	17,618	52,419	37,944	81,140
Total assets	188,609	208,367	504,744	548,287	919,831
Total assets of discontinued operations	—	—	—	53,691	148,598
Convertible subordinated debt, net	—	—	149,842	149,017	148,193
Total stockholders’ equity	$72,759	$72,696	$154,015	$170,252	$539,595

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

Openwave is a global software innovator delivering context-aware mediation and messaging solutions that enable communication service providers and the broader ecosystem to create and deliver smarter services. Over the past few years, we have streamlined our business by selling non-core operations such as our prior Content product line, referred to by the entity name “Musiwave”, in December 2007 and our prior Client operations which provided software for the mobile handset, in June 2008. In fiscal 2009 and fiscal 2010, we also consolidated the number of engineering facilities in order to improve efficiency, coordination, quality, and time-to-market. Although the divestitures of discontinued operations and the cautious capital spending environment have reduced our revenues over the last year, we intend to grow the company by introducing new products to market, expanding our customer base in new regions, and adding a new tier of service provider customers. Our success or failure in these endeavors could have a material effect on our financial condition.

We see demand building for mobile data as traditional voice revenues continue to flatten. This demand for data is fueling the growth of the mobile web, with application stores, social networking and video leading the way. The continuous introduction of new devices such as smartphones, tablets and other mobile internet-capable devices encourages users to consume more data, as further discussed in Item 1. Business, under the heading “Industry.” The increase in demand for mobile data may not result in an immediate or direct impact on our financial results, as we are dependent upon how and when the mobile carriers respond to these trends and how, whether, and when they invest in the required infrastructure.

The key performance measures that we use in assessing our business include bookings, backlog, gross margins, operating cash flows and disciplined management of operating expenses. Our goal is to maintain, over time, a book-to-bill ratio of 1:1 or better. This in turn builds backlog and, therefore, predictability of future revenues.

We also strive to maintain gross margins of approximately 60%. However, our gross margin will continue to fluctuate from quarter to quarter, depending on the mix of software, services and hardware delivered during the quarter, which is subject to our customers’ schedules and demands. During fiscal 2010, our overall gross margin was 60.6%, compared to 60.9% and 55.5% in fiscal 2009 and 2008, respectively.

The other key metrics we utilize for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period, net of any backlog replaced by new arrangements booked in the current quarter. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date. Many of our bookings include the ability of customers to cancel orders, generally related to services or maintenance. Cancellations of bookings from prior quarters are not recorded as a reduction in bookings in the quarter of cancellation. Instead, such cancellations are treated as a reduction in backlog. For example, a $3.2 million booking in the fiscal third quarter of 2010 was removed from backlog as of June 30, 2010, as a result of not receiving a purchase order. This $3.2 million booking is still included in the fiscal year total bookings discussed below.

For fiscal 2010, bookings were approximately $170.7 million, up 10%, or $15.4 million, from approximately $155.3 million for fiscal year 2009. These bookings resulted in a backlog of approximately $170.8 million as of June 30, 2010, down $26.2 million from $197.0 million as of June 30, 2009. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 or 18 months, and in accordance with our revenue recognition policy as described below under Critical Accounting Policies.

Our total revenues decreased by $8.4 million, or 4%, from $191.7 million for fiscal 2009, to $183.3 million for fiscal 2010. The decrease in revenues primarily relates to a decrease of $6.0 million in our license revenues in fiscal 2010 from fiscal 2009, due to a decrease in customer projects as discussed below.

Our total operating expenses decreased by $72.5 million, or 38%, from $190.9 million for fiscal 2009, to $118.4 million for fiscal 2010. Excluding the impact of the goodwill impairment charge of $59.5 million recorded during the second quarter of fiscal 2009 (see “Critical Accounting Policies and Judgments” below), operating expenses declined by $13.0 million, or 10%, from the prior year. This decline is attributed to lower labor costs, restructuring charges and professional fees, as discussed in further detail under Summary of Operating Results below.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant accounting policies are:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Impairment assessment of goodwill and long-lived assets;

•	Stock-based compensation;

•	Valuation of investments; and

•	Restructuring-related assessments.

These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

Revenue Recognition

We apply software revenue recognition guidance, to transactions involving the sale that includes software products. We recognize revenue when persuasive evidence of an arrangement exists, the delivery has occurred, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection of the fee is probable. Amounts billed in advance of meeting these criteria are recorded in deferred revenue. In addition to a signed arrangement, a purchase order from the customer is required in order to satisfy the evidence of arrangement criteria. Lack of a valid purchase order from the customer would constitute an incomplete arrangement and revenue on the order is deferred until a valid purchase order is received, unless the customer has notified us that it does not issue purchase orders in its normal course of business, or has previously provided a letter in lieu of a purchase order. Fees for arrangements with payment terms extending beyond 12 months from delivery date are not considered to be fixed or determinable. Revenue from these arrangements is recognized when fees become due or are collected, provided all other revenue recognition criteria have been met.

We determine the value of the software product component of our multiple-element arrangements using the residual method when vendor specific objective evidence (VSOE) of fair value exists for the undelivered elements of the support and maintenance and/or professional services. We establish VSOE for support and maintenance on a contract-by-contract basis based on the stated renewal rate for the support and maintenance services. VSOE for professional services is based on the price charged when an element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. If a multiple-element arrangement includes undelivered elements for which VSOE does not exist, the total fee is deferred until all elements are delivered, or VSOE for undelivered elements has been established.

As part of our license arrangements with customers, we offer new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their maintenance and support arrangements. Revenue from support and maintenance and new version coverage services is recognized ratably over the term of the agreement.

If a software arrangement contains software and professional service elements where professional services are essential to the functionality of the software element, software and professional service elements are accounted for as one unit of accounting under contract accounting guidance. Revenue from these arrangements is recognized under the percentage-of-completion method using an input method based on the ratio of direct labor hours incurred to-date to total projected direct labor hours, except in rare circumstances where completion status cannot be reasonably estimated or a reasonable doubt regarding customer acceptance exists, in which case the completed contract method is used. Certain contracts contain refund and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and considers the customer’s assessment, if any. If a certain arrangement subject to contract accounting contains maintenance and support and maintenance for which VSOE does not exist, this arrangement is accounted for under the completed contract method, in which case total revenue is deferred until the project is complete and then recognized ratably over the maintenance and support period.

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

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of June 30, 2010, the accounts receivable balance was $31.2 million, net of the allowance for doubtful accounts of $1.0 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable was 3%, 4% and 3% in fiscal 2010, 2009 and 2008, respectively. Based on our results for fiscal 2010, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $0.3 million.

Impairment Assessments of Goodwill and Long-lived Assets

We review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. Past changes in circumstances that were considered important for asset impairment include, but are not limited to, a decrease in our market capitalization, contraction of the telecommunications industry, reduction or elimination of geographic economic growth, reductions in our forecasted growth and significant changes to operating costs. We have determined that there is a single reporting unit for the purpose of conducting goodwill impairment tests.

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

During fiscal 2009, Openwave’s stock price was negatively impacted by deterioration in the overall economic environment, particularly in the second and third quarters of fiscal 2009. This deterioration contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. This change increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of Openwave’s common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of Openwave. The estimated fair value of Openwave was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of Openwave was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on our consolidated balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of Openwave was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if Openwave had been acquired in a business combination with the estimated fair value of Openwave representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities were written up or down, nor were any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on our cash balances or liquidity. As a result of Openwave’s market capitalization being less than stockholders’ equity at December 31, 2008, we reviewed our acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, and did not find any indication of impairment. We also reviewed our fixed assets and did not find any indication of impairment.

Subsequent to the goodwill impairment discussed above, Openwave paid $0.3 million pursuant to an earnout provision in an acquisition agreement, resulting in the $0.3 million balance of goodwill. During fiscal 2010, there were no impairments to goodwill or long-lived assets.

Stock-based Compensation

Stock-based compensation is recorded utilizing the fair value recognition provisions of accounting guidance, which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in market traded options on Openwave common stock when appropriate. During fiscal 2010 and 2009, implied volatility was not utilized in our valuation of options granted due to the lack of option contracts with a strike price similar to our stock option grants. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. Our expected term of options granted is derived from actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options.

Valuation of Investments

As of June 30, 2010 and June 30, 2009, $9.3 million and $14.0 million, respectively, in auction rate securities (“ARS”), recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon lack of recent auction results. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable. We recorded an other-than-temporary loss in the consolidated statements of operations of $1.7 million, $8.2 million and $3.5 million during fiscal 2010, 2009 and 2008, respectively, related to these securities.

Restructuring–related Assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant; (2) sublease terms; and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). To determine the severance and employment-related charges, we made certain estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. When stock-based grants are modified in connection with a restructuring, the amount of stock-based compensation associated with the modified portion of the grant which would not have vested otherwise, is charged to restructuring expense. These modifications are generally an acceleration of vesting which forego the original requirement to vest over future employment.

Summary of Operating Results for Fiscal 2010, 2009 and 2008

Revenues

We generate three different types of revenues: license; maintenance and support; and services. License revenues are primarily associated with the licensing of our software products to communication service providers; maintenance and support revenues are derived from providing support services to communication service providers; and services revenues are primarily a result of providing deployment and integration consulting services to communication service providers, and may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry. One customer, Sprint Nextel, during fiscal 2010 accounted for over 10% of revenues. During fiscal 2009 and 2008, two customers, Sprint Nextel and AT&T, accounted for over 10% of revenues. No other customer accounted for 10% or more of total revenues for fiscal 2010, 2009 and 2008.

	% of Total Revenue for Fiscal Year ended June 30,
	2010	2009	2008
Customer:
Sprint Nextel	31%	27%	23%
AT&T	8%	17%	11%

As reflected in the table above, we have derived a substantial portion of our revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved. Any change in our business relationship with Sprint Nextel and/or AT&T could have an adverse impact on our financial results and stock price.

The following table presents the key revenue information for fiscal 2010, 2009 and 2008, respectively (in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2010 from FY 2009	Percent Change FY 2009 from FY 2008
	2010	2009	2008
Revenues:
License	$51,938	$57,956	$50,272	-10%	15%
Maintenance and support	62,183	63,940	71,240	-3%	-10%
Services	69,183	69,802	79,365	-1%	-12%

Total revenues	$183,304	$191,698	$200,877	-4%	-5%

Percent of revenues:
License	28%	30%	25%
Maintenance and support	34%	33%	35%
Services	38%	37%	40%

Total revenues	100%	100%	100%

License Revenues

License revenues decreased by $6.0 million, or 10%, during fiscal 2010 as compared with fiscal 2009. The decrease in license revenues is indicative of the variability in revenue recognition of current and prior bookings, and is primarily related to a large deal which finalized during the third quarter of fiscal 2009, and thus there was no associated license revenue during fiscal 2010.

License revenues increased by $7.7 million, or 15%, during fiscal 2009 as compared with fiscal 2008. The increase in license revenues includes a large deal which finalized during the third quarter of fiscal 2009 for additional licenses which did not require customized services and therefore the license revenue was recognized immediately as opposed to over an installation and deployment period.

Maintenance and Support Revenues

Maintenance and support revenues decreased by $1.8 million, or 3%, during fiscal 2010 as compared with fiscal 2009. The decrease is a result of non-renewals in some cases.

Maintenance and support revenues decreased by $7.3 million, or 10%, during fiscal 2009 as compared with fiscal 2008. The decrease in maintenance and support revenues was primarily due to lower renewal values due to non-renewal decisions by some customers, especially in Europe, the Middle East and Africa (“EMEA”), as well as lower rates for less service, in some cases.

Services Revenues

Services revenue decreased $0.6 million, or 1%, during fiscal 2010 as compared with fiscal 2009. The decrease in services revenue was primarily due to the completion of various projects since the prior year.

Services revenue decreased $9.6 million, or 12%, during fiscal 2009 as compared with fiscal 2008. The decrease is a result of the decline in bookings from the prior year.

Cost of Revenues

The following table presents cost of revenues as a percentage of related revenue type for fiscal 2010, 2009, and 2008, respectively (in thousands):

	Year ended June 30,			Percent Change FY 2010 from FY 2009	Percent Change FY 2009 from FY 2008
	2010	2009	2008
Cost of Revenues:
License	$2,295	$5,502	$8,386	-58%	-34%
Maintenance and Support	18,091	17,094	21,760	6%	-21%
Services	51,918	52,304	59,257	-1%	-12%

Total cost of revenues	$72,304	$74,900	$89,403	-3%	-16%

Cost as a percent of related revenues:
License	4%	9%	17%
Maintenance and support	29%	27%	31%
Services	75%	75%	75%
Gross margin per related revenue:
License	96%	91%	83%
Maintenance and Support	71%	73%	69%
Services	25%	25%	25%

Total gross margin	61%	61%	55%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Cost of license revenues during fiscal 2010 decreased by $3.2 million, or 58%, as compared with fiscal 2009. Amortization of intangibles related to licenses decreased by $1.6 million from the corresponding period of the prior year due to a number of assets becoming fully amortized. The remainder of the decline is related to the corresponding 10% decrease in license revenue during the same period, as well as a change in the product mix of third-party software products. These factors in turn improved our gross margin on license revenues.

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

Cost of maintenance and support revenues during fiscal 2010 increased by $1.0 million, or 6%, as compared with fiscal 2009. The increase in cost of maintenance and support revenues is primarily attributed to additional services provided to two customers that are not expected to recur.

Cost of maintenance and support revenues during fiscal 2009 decreased by $4.7 million, or 21%, as compared with fiscal 2008. The decrease in cost of maintenance and support revenues is primarily attributed to a decrease in headcount due to the restructuring plan implemented in fiscal 2008 (“FY2008 Restructuring”). As of June 30, 2009 there were 71 employees compared with 81 employees, exclusive of Client operations, as of June 30, 2008.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale and related overhead. Historically, hardware purchased for resale has been an insignificant component of revenues. For fiscal 2010 and 2009, hardware comprises less than 10% of our total revenues.

Services costs decreased by $0.4 million, or 1%, in fiscal 2010 as compared with the prior fiscal year. This decrease relates to the decrease in services revenue of 1% during the same period.

Services costs decreased by $7.0 million, or 12%, in fiscal 2009 as compared with the prior fiscal year. The decrease in cost of services for fiscal 2009 versus the prior year is related to the decrease in services revenue of 12%.

Operating Expenses

During fiscal 2010, our total operating expenses decreased by $72.5 million, or 38%, from fiscal 2009. Overall, excluding the impact of the goodwill impairment charge of $59.5 million recorded during the second quarter of fiscal

2009 (see “Critical Accounting Policies and Judgments” above), operating expenses continued to decline, from $131.4 million in fiscal 2009 to $118.4 million in fiscal 2010. This decline is attributed to lower labor costs, restructuring charges and professional fee expense.

During fiscal 2009, our total operating expenses increased by $14.3 million, or 8%, from fiscal 2008. Overall, excluding the impact of the goodwill impairment charge of $59.5 million that was recorded during the second quarter of fiscal 2009 (see “Critical Accounting Policies and Judgments” above), operating expenses declined, from $176.6 million in fiscal 2008 to $131.4 million in fiscal 2009. This decline is attributed to lower labor costs and stock based compensation expense as a result of our FY 2008 Restructuring. As of June 30, 2008, we had 657 employees, exclusive of employees related to our Client operations that we sold in the fourth quarter of fiscal 2008. As of June 30, 2009, we had 590 employees. Additionally on March 31, 2009, we announced another restructuring plan (“FY2009 Restructuring”). The purpose of the FY2009 Restructuring was to consolidate Openwave’s resources, primarily in development and support, and improve operating efficiencies. Implementation commenced in the fourth quarter of fiscal 2009 and accordingly savings in fiscal 2009 were not significant.

The following table represents operating expenses for fiscal 2010, 2009 and 2008, respectively (in thousands):

	Fiscal Year ended June 30,
	2010	Percent Increase (Decrease)	2009	Percent Increase (Decrease)	2008
Research and development	$41,045	-12%	$46,422	-9%	$50,759
Sales and marketing	43,096	1%	42,474	-35%	65,174
General and administrative	29,107	-11%	32,777	-30%	46,954
Legal settlement cost	—	N/A	—	-100%	5,000
Restructuring and other costs	5,133	-47%	9,665	12%	8,641
Amortization of intangible assets and goodwill impairment	—	-100%	59,573	N/A	106

Total operating expenses	$118,381	-38%	$190,911	8%	$176,634

Percent of revenues
Research and development	22%		24%		25%
Sales and marketing	24%		22%		32%
General and administrative	16%		17%		23%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

During fiscal 2010, research and development costs decreased $5.4 million compared with the prior year. This decrease is attributable to a decline in labor costs, primarily related to the reduction in workforce in connection with the consolidation of facilities as part of the FY2009 Restructuring announced in the third quarter of fiscal year 2009 and the FY2010 Restructuring announced in the second quarter of fiscal 2010, as described in Note 12 of notes to the consolidated financial statements. As of June 30, 2010 we had 149 employees engaged in research and development activities, versus 155 employees as of June 30, 2009, which represents a 4% reduction from the prior year. However, we have increased our outsourcing of research and development services over the same period. We do not expect our spending on research and development to continue to decrease over the next several months due to our plan to reinvest our savings from the consolidation of engineering sites into research and development resources.

During fiscal 2009, research and development costs decreased $4.3 million compared with the prior year. This decrease is a result of our continuing efforts to streamline our business, including through our FY2008 Restructuring, which resulted in cost savings throughout fiscal 2009. As of June 30, 2009 we had 155 employees engaged in research and development activities, versus 182 employees as of June 30, 2008, exclusive of Client operations employees.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses and related facility costs for our sales and marketing personnel and amortization of customer relationship intangibles. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials and other market development programs.

Sales and marketing expenses increased by $0.6 million during fiscal 2010 as compared with fiscal 2009. The average number of employees engaged in sales and marketing increased slightly compared to the prior year period, thus we experienced an increase in the overall labor costs per sales and marketing employee due to filling management positions in product marketing and business development. This resulted in higher salary, commissions and corporate incentive plan expenses of approximately $0.6 million.

Sales and marketing expenses decreased by $22.7 million during fiscal 2009 as compared with fiscal 2008. The decrease is primarily attributable to the decrease in workforce as part of the FY2008 Restructuring and resulted in a decrease of $20.2 million in labor and associated costs and allocations and a $1.8 million decrease in stock-based compensation.

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

General and administrative expenses decreased by approximately $3.7 million in fiscal 2010 as compared with fiscal 2009. This decrease is primarily attributed to a $2.2 million reduction in legal fees related to unusual events, primarily the stock option lawsuit and special investigation which concluded during the first quarter of fiscal 2009, in the prior period, as well as a decline in labor costs of $1.3 million primarily related to lower contingent worker expense.

General and administrative expenses decreased by approximately $14.2 million in fiscal 2009 as compared with fiscal 2008. This decrease from the prior year is primarily attributed to the reduction in workforce from the FY2008 Restructuring, which resulted in reductions in labor and related costs of $6.6 million. We also experienced lower stock-based compensation of $1.6 million, mainly due to the lower stock price and the lower number of grants during fiscal 2009. Professional fees expense declined during fiscal 2009 by $6.1 million, primarily due to decreased legal and accounting fees associated with the stock option lawsuits and special investigations.

Legal Settlement

On October 24, 2008, Openwave and the lead plaintiff reached an agreement to settle the securities class action lawsuit captioned In re: Openwave Systems Securities Litigation (Master File 07-1309 (DLC)), subject to court approval. On February 27, 2009, after a hearing concerning the proposed settlement and related matters, the court entered an order approving the settlement as fair, reasonable and adequate to the settlement class members and subsequently entered a final judgment. Pursuant to the terms of the settlement agreement, Openwave contributed $5.0 million and the insurance carriers contributed $15.0 million to the settlement fund.

Restructuring and Other Costs

Restructuring and other costs decreased by $4.5 million in fiscal 2010 as compared with fiscal 2009. This decrease was primarily related to a decrease in facilities related accretion of $0.2 million and a $4.3 million decline in new restructuring plan charges.

Restructuring and other costs increased by $1.0 million in fiscal 2009 as compared with fiscal 2008. The increase in fiscal 2009 was primarily due to $1.5 million in facility, accelerated depreciation and facility exit costs, net of adjustments to employee charges, under the FY2008 Restructuring. Partially offsetting these new charges was a decrease in facilities related accretion of $0.3 million and a $0.3 million decline in newly initiated restructuring plan charges when comparing the FY2009 Restructuring and the FY2008 Restructuring.

Amortization of Intangible Assets and Goodwill Impairment

Amortization of intangible assets for fiscal 2010, 2009 and 2008 was (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Amortization of intangible assets:
Developed and core technology (a)	$1,640	$3,245	$4,455
Customer contracts—licenses (a)	—	21	288
Customer contracts—support (b)	40	40	72
Workforce in place (c)	—	56	106

Total amortization of intangible assets	1,680	3,362	4,921
Impairment of goodwill (d)	—	59,517	—

Amortization of intangible assets and goodwill impairment	$1,680	$62,879	$4,921

(a)	Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our consolidated statements of operations.
(b)	Amortization of customer contracts for support is included in cost of revenues – maintenance and support.
(c)	Amortization of workforce in place is included in operating expenses.
(d)

Openwave’s stock price was negatively impacted by deterioration in the overall economic environment, particularly in the second and third quarters of fiscal 2009. This deterioration contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. This change increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of our common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of Openwave, which has one reporting unit. The estimated fair value of Openwave was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of Openwave was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of Openwave was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if Openwave had been acquired in a business combination with the estimated fair value of Openwave representing the price paid to acquire it. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009, which was classified as Amortization of intangible assets and goodwill impairment in our consolidated statement of operations. For further details, please see the Impairment Assessments of Goodwill and Long-lived Assets section of Critical Accounting Policies and Judgments.

The decrease in amortization over the last three years is due to a number of assets becoming fully amortized.

Identified intangible assets are amortized on a straight-line basis over two to five years.

Interest Income

Interest income totaled $0.8 million, $3.6 million, and $11.1 million for fiscal 2010, 2009 and 2008, respectively. The decrease in interest income for both fiscal 2010 and 2009, is primarily attributed to lower interest rates and lower investment balances due to the utilization of $150.0 million of cash for the repayment of convertible subordinated notes in the first quarter of fiscal 2009.

Interest Expense

We incurred interest expense during fiscal 2010, 2009, and 2008 of $0.6 million, $1.2 million, and $5.0 million, respectively. The majority of our interest expense in fiscal 2010 relates to the line of credit facility and letters of credit entered into during the third quarter of fiscal 2009. The majority of our interest expense in the first quarter of fiscal 2009 and fiscal 2008 related to our convertible subordinated notes which were repaid on September 9, 2008, causing that interest expense to cease in the second quarter of fiscal 2009.

Other Expense, net

Other expense, net totaled $0.2 million, $12.8 million, and $2.4 million for fiscal 2010, 2009 and 2008, respectively. The majority for fiscal 2009 primarily relates to other-than-temporary impairments of $9.8 million recorded on some investments, with comparable charges on investments of $2.3 million, including the realized loss on sales of ARS, partially offset by the receipt of two legal settlement payments totaling $1.9 million in the current year’s period. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense totaled $3.0 million, $3.0 million, and $3.3 million for fiscal 2010, 2009 and 2008, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Fiscal 2009 tax expense was $0.3 million lower than the prior year primarily due to reduced foreign income taxes.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets outside of certain foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2010, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.5 billion and $859.5 million, respectively.

Discontinued Operations

During fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement included initial consideration of $20.0 million in cash which we received on June 27, 2008 and a note receivable of $5.8 million which was due and paid in July 2008. Additionally, $4.2 million was placed in escrow by Purple Labs until September 2009 to secure indemnification claims made by Purple Labs, if any. The escrowed amounts were scheduled to be released in September 2009, however, on September 23, 2009, Myriad (formerly known as Purple Labs) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. After efforts to resolve the parties’ dispute failed, Openwave filed a lawsuit on June 25, 2010 asserting a number of claims against Myriad and asking the court to rule, among other things, that the escrowed amounts should be released to Openwave. Myriad filed an answer and counterclaim on July 28, 2010, asserting that the escrowed amounts should remain in escrow until Myriad’s liability on certain matters identified in Myriad’s September 23, 2009 notice are resolved. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow.

We recognized a gain of $19.7 million in the fourth quarter of fiscal 2008 related to the sale of the Client operations. During the first quarter of fiscal 2009, we met the terms of the earnout provision in the sale agreement, and received $2.0 million that was recorded as an additional $2.0 million gain on sale of discontinued operation in the consolidated statement of operations.

The Client results of operations and gains on disposal of assets have been classified as a discontinued operation in our consolidated statements of operations for all periods presented.

In January 2006, we acquired Musiwave and committed to a plan to sell our interest in Musiwave in June 2007. In accordance with impairment or disposal of long-lived assets accounting guidance, Musiwave’s financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented.

On December 31, 2007, we sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow for a period of one year to secure indemnification claims, if any, made by the purchaser. We recognized a gain of $16.5 million in the second quarter of fiscal 2008. We received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros. In December 2008, Microsoft made claims against the escrow in excess of $4.6 million and therefore the funds were not released from escrow. On July 7, 2009, the parties agreed to release $148,000 from the escrow to Microsoft and $1,072,281 to us. On August 27, 2009, we entered into a Settlement Agreement and Release with Microsoft, pursuant to which the parties agreed to release $1,000,000 from the escrow to Microsoft and the remaining balance of $4.5 million was released to us. This amount was recognized as a gain on sale of discontinued operation in the first quarter of fiscal 2010.

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of June 30, 2010, 2009 and 2008, respectively (in thousands):

	As of June 30,
	2010	Percent change	2009	Percent change	2008
Working capital	$79,822	-6%	$84,887	5%	$80,926
Cash and cash investments:
Cash and cash equivalents	60,935	-33%	91,545	-53%	196,150
Short-term investments and restricted cash	45,211	158%	17,537	-39%	28,701
Long-term investments	12,865	-24%	16,843	-52%	34,782
Restricted cash	357	-54%	775	-96%	17,637

Total cash and investments	$119,368	-6%	$126,700	-54%	$277,270

		Fiscal Year ended June 30,
		2010	2009	2008
Cash provided by (used for) operating activities		$(9,224)	$15	$(54,034)
Cash provided by (used for) investing activities		$(22,174)	$45,466	$163,794
Cash provided by (used for) financing activities		$788	$(150,086)	$291

We have obtained a majority of our cash and investments through public offerings of common stock and convertible debt, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In addition, we received $145.7 million from the issuance of our $150.0 million convertible subordinated notes during fiscal 2004. Subsequently, in September 2008 we paid all of the outstanding principal and interest due on our convertible subordinated notes totaling approximately $150.0 million, pursuant to the original terms of the agreement. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of proceeds in fiscal 2008 and $11.7 million in fiscal 2009. We also entered into a $40.0 million revolving credit facility on January 23, 2009, which we have amended several times, which has a maturity date of January 23, 2012.

As of June 30, 2010 and June 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.9 million and $17.4 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for us to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the amount of outstanding letters of credit amount of $17.9 million. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for us to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the amount of outstanding letters of credit of $17.4 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet certain minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take certain material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of June 30, 2010, we were in compliance with all debt covenants.

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

Working Capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $5.1 million, or 6%, from June 30, 2009 to June 30, 2010. The decrease in working capital balances is primarily attributed to the decrease in deferred costs related to customer projects that were finalized during fiscal 2010. The decreases in current assets were offset by lower accounts payable and accrued liabilities payments primarily related to lower commissions and consulting liabilities as of June 30, 2010 compared with June 30, 2009.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $7.3 million as of June 30, 2010 as compared with June 30, 2009, primarily due to the $9.2 million of cash used for operations in fiscal 2010, as well as the use of $3.2 million in purchases of property, plant and equipment. This use of cash was partially offset by the receipt of the remaining escrowed amount of $4.5 million received from Microsoft from our sale of Musiwave in fiscal 2010.

Working capital increased by $4.0 million during fiscal 2009, as compared with the prior year. This increase is primarily a result of improved cash flows provided by operations, as we experienced break-even cash flows from operations for fiscal 2009.

Cash Provided by (Used for) Operating Activities

Cash provided by (used for) operating activities totaled $(9.2) million, $15,000, and $(54.0) million for fiscal 2010, 2009 and 2008, respectively.

The $9.2 million in cash used for operating activities in fiscal 2010 was primarily due to the $11.0 million in restructuring payments, offset by the $4.5 million in cash generated by net income adjusted for non-cash items.

The $54.0 million improvement in cash used for operating activities in fiscal 2009 as compared to fiscal 2008 is primarily due to a reduced net loss excluding non-cash items of $20.4 million, which was impacted by cost savings from our FY2008 Restructuring, as well as an increase in cash generated from working capital balances of $33.7 million. Working capital balances generating cash during fiscal 2009 included reductions in accounts receivable, offset by reductions in deferred revenue related to the reduction in bookings from customers in fiscal 2009 following the sale of the Client business in June 2008 as well as other general economic factors.

Cash Provided by Investing Activities

Cash flows provided by (used for) investing activities during fiscal 2010, 2009 and 2008 totaled $(22.2) million, $45.5 million and $163.8 million, respectively.

The $67.6 million decrease in our cash flows provided by investing activities for fiscal 2010 as compared with fiscal 2009 was primarily due to the $44.2 million increase of purchases of short-term and long-term investments, net of proceeds from the sale of investments. Additionally, contributing to the decline is a decrease in restricted cash of $16.5 million related to the release of restricted cash from a certificate of deposit in fiscal 2009 and by the $7.2 million decrease in proceeds from the sale of discontinued operations. This decrease in proceeds from the sale of discontinued operations relates to the receipt of the remaining escrowed amount of $4.5 million from Microsoft from our sale of Musiwave in fiscal 2010, while in fiscal 2009 we recorded proceeds on the sale of the Client business of $11.7 million.

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

Cash Flows Provided by (Used for) Financing Activities

Cash flows provided by (used for) financing activities during fiscal 2010, 2009 and 2008 totaled $0.8 million, $(150.1) million and $0.3 million, respectively.

Net cash provided by financing activities during fiscal 2010 was $0.8 million, from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plan, net of amounts paid for the fee on the line of credit.

Cash flow used for financing activities increased by $150.4 million in fiscal 2009 as compared with the prior year. This increase in cash used is due to the payment in September 2008 of the outstanding principal and interest due on our convertible subordinated notes of $150.0 million, pursuant to the original terms of the agreement.

Liquidity and Capital Resources

Long-Term Debt Obligations, Restructuring Plans and Operating Lease Obligations

As of June 30, 2010, our principal commitments consisted of obligations outstanding under operating leases.

On January 23, 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank to improve liquidity and working capital for us. On January 20, 2010, we entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, we entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities which we are required to satisfy as a condition of the agreement. The agreement requires that we meet a four quarter minimum EBITDA and monthly liquidity covenant. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take certain material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of June 30, 2010, we were in compliance with all debt covenants. Refer to Note 9 in the notes to the consolidated financial statements for more information.

As of June 30, 2010 and June 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $17.9 million and $17.4 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for us to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the outstanding letters of credit of $17.9 million. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for us to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the amount of outstanding letters of credit of $17.4 million.

On October 29, 2009, we announced the FY2010 Restructuring to consolidate our resources, primarily in development, and improve operating efficiencies. As such, during fiscal 2010, we incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. We expect to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2011. During the third and fourth quarter of fiscal 2010, we recognized $1.3 million in facilities charges associated with a facility we exited during the third quarter under the FY2010 Restructuring. The lease payments will be paid over the term of the remaining lease.

On March 16, 2009, we announced the FY2009 Restructuring in an effort to consolidate our resources, primarily in development and support, and improve operating efficiencies. As such, during fiscal 2009, we incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring’s employee termination benefits and $3.5 million in facilities charges associated with a facility identified for restructuring. We expect to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2011. During fiscal 2010, we recognized $2.0 million in facilities charges associated with two facilities we exited under the FY2009 Restructuring. The lease payments will be paid over the term of the remaining lease.

On September 9, 2008, we paid in full the principal and interest outstanding on our 2  3/4% Convertible Subordinated Notes totaling $152.1 million pursuant to the terms.

On March 31, 2008, we announced the FY2008 Restructuring. The FY2008 Restructuring was implemented to better align our resources among its products, reduce costs and improve operating efficiencies. As such, during the third and fourth quarter of fiscal 2008, we incurred $6.9 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The restructuring charges for facilities under this plan were incurred in the period the facility was no longer occupied or used by us for operations, with the associated lease payments being paid over the term of the remaining lease. As a result, we incurred approximately $1.6 million in facility exit costs during fiscal 2009 under the FY2008 Restructuring.

On February 28, 2005, we entered into a sublease agreement (the “Sublease Agreement”) to lease office space in a building at 2100 Seaport Boulevard in Redwood City, California. The Sublease Agreement covers approximately 144,000 square feet which serves as our corporate headquarters. We vacated our prior corporate headquarters located at 1400 Seaport Boulevard, Redwood City, California as of June 1, 2005.

The terms of the Sublease Agreement began on May 1, 2005 and end on June 29, 2013. The Sublease Agreement is a triple-net sublease and Openwave has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent for the remaining term of the lease will be approximately $1.64 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

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

Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2010 (in thousands):

	Fiscal Year Ended June 30,					Total
	2011	2012	2013	2014	2015
Contractual obligation:
Gross operating lease obligations	$21,231	$19,364	$16,970	$1,724	$457	$59,746
Less: contractual sublease income	(3,814)	(3,398)	(2,827)	—	—	(10,039)

Net operating lease obligations	$17,417	$15,966	$14,143	$1,724	$457	$49,707

Additionally, we have $4.2 million in unrecognized tax benefits, which may or may not become payable in future periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Milestone Method of Revenue Recognition (“Update 2010-17”). Update 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. This standard is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of the pending adoption of Update 2010-17 on our consolidated financial statements position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of Update 2009-13 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of Update 2009-14 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and other monetary assets and liabilities denominated in a nonfunctional currency. The objective of these derivatives is to mitigate some of the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. Our forward contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with the underlying foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Our option contracts reduce exposure to negative fluctuations in exchange rate movements because such contracts give the right, but not the obligation, to sell foreign currency at a specified rate. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward or option contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other expense, net” in the accompanying consolidated statements of operations totaled $(44,000), $(3.0) million, and $1.1 million for fiscal 2010, 2009 and 2008, respectively. As of June 30, 2010, we have the following forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	3,300	1.15	7/30/2010
CAD	1,200	1.04	7/30/2010
EUR	1,300	0.81	7/30/2010
JPY	180,000	89.15	7/30/2010

As of June 30, 2010, the nominal value multiplied by the USD exchange rate of these forward contracts was $7.6 million. Our mark-to-market net unrealized gain on these contracts as of June 30, 2010 was $0.1 million.

This compares to our forward contracts as of June 30, 2009, which were as follows (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,500	1.25	7/31/2009
AUD	4,000	1.24	7/31/2009
BRL	400	1.96	7/31/2009
CAD	500	1.11	7/31/2009
CAD	1,000	1.15	7/31/2009
EUR	1,380	0.72	7/31/2009
EUR	1,300	0.72	7/31/2009
EUR	670	0.71	7/31/2009
GBP	500	0.61	7/31/2009
JPY	72,000	98.33	7/31/2009
JPY	365,000	95.16	7/31/2009

As of June 30, 2009, the nominal value multiplied by the USD exchange rate of these forward contracts was $16.0 million. Our mark-to-market net unrealized gain on these contracts as of June 30, 2009 was $13,000.

Interest Rate Risk

As of June 30, 2010, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $119.4 million, compared with $126.7 million as of June 30, 2009. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2010 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	June 30, 2010 Total	June 30, 2010 Total
U.S. Government Agencies	$16,739	$1,355	$—	$18,094	$18,106
Certificates of Deposit	1,930	—	—	1,930	1,930
Commercial Paper	8,094	—	—	8,094	8,094
Corporate Bonds	20,482	1,962	169	22,613	22,647
Auction Rate Securities	—	—	11,069	11,069	9,279

Total	$47,245	$3,317	$11,238	$61,800	$60,056

Weighted-average interest rate		1.0%

Additionally, we had $0.4 million of restricted investments that were included within long term restricted cash and investments in the consolidated balance sheet as of June 30, 2010. $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. Additionally, $0.2 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases. The weighted average interest rate on our restricted investments was 0.3% at June 30, 2010.

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

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2010. All quarters have been revised as necessary to reflect Musiwave and Client operations as discontinued operations, see Note 3 to the consolidated financial statements for further detail. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year ended June 30, 2010				Fiscal Year ended June 30, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$43,617	$40,103	$49,742	$49,842	$47,937	$44,652	$48,064	$51,045
Total cost of revenues	14,683	14,474	20,408	22,739	18,696	15,709	19,524	20,971

Gross profit	28,934	25,629	29,334	27,103	29,241	28,943	28,540	30,074
Total operating expenses	30,429	30,248	28,782	28,922	31,606	33,861	89,865	35,579

Operating income (loss) from continuing operations	$(1,495)	$(4,619)	$552	$(1,819)	$(2,365)	$(4,918)	$(61,325)	$(5,505)
Net income (loss) from continuing operations	$(2,859)	$(4,201)	$213	$(3,526)	$(3,444)	$(7,767)	$(63,790)	$(12,504)
Net loss from discontinued operation	—	—	—	—	—	—	(371)	—
Gain on sale of discontinued operation	—	—	—	4,516	—	—	—	2,000
Net income (loss)	$(2,859)	$(4,201)	$213	$990	$(3,444)	$(7,767)	$(64,161)	$(10,504)

Basic net income (loss) from continuing operations per share	$(0.03)	$(0.05)	$0.00	$(0.04)	$(0.04)	$(0.09)	$(0.77)	$(0.15)
Basic net income (loss) from discontinued operation per share	$—	$—	$—	$0.05	$—	$—	$—	$0.02
Basic net income (loss) per share	$(0.03)	$(0.05)	$0.00	$0.01	$(0.04)	$(0.09)	$(0.77)	$(0.13)
Diluted net income (loss) from continuing operations per share	$(0.03)	$(0.05)	$0.00	$(0.04)	$(0.04)	$(0.09)	$(0.77)	$(0.15)
Diluted net income from discontinued operation per share	$—	$—	$—	$0.05	$—	$—	$—	$0.02
Diluted net income (loss) per share	$(0.03)	$(0.05)	$0.00	$0.01	$(0.04)	$(0.09)	$(0.77)	$(0.13)
Shares used in computing:
Basic net income (loss) per share	83,740	83,559	83,408	83,295	83,177	83,023	82,855	82,773
Diluted net income (loss) per share	83,740	83,559	84,910	83295	83177	83023	82855	82,773

The fourth quarter results include $271,000 of support revenue which should have been recorded in the third quarter fiscal 2010 results. Openwave identified this amount in connection with the preparation of its fourth quarter fiscal

2010 financial statements and recognized the $271,000 of support revenue in the condensed consolidated statements of operations for the three months ended June 30, 2010.

Management concluded that the effect is immaterial to Openwave’s consolidated financial statements for the three month periods ended March 31 and June 30, 2010 and has no effect for the fiscal year ended June  30, 2010 taken as a whole.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on these criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in its report which is included in the consolidated financial statements of this Annual Report, and incorporated by reference here.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors. Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” and “Board Committees and Meetings” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than October 29, 2010 in connection with the solicitation of proxies for the Openwave Systems 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers. Information concerning our Executive Officers is set forth in the section entitled “Executive Officers” contained in our Proxy Statement and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with Section 16(a) of the Securities Act of 1934 is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics. The information required by this Item with respect to our code of conduct and ethics is set forth in the section captioned “ Code of Business Conduct and Ethics” contained in our Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this Item is set forth in the Proxy Statement under the captions “Board Committees and Meetings,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers – Fiscal 2010,” “Director Compensation” and other sections relating to executive and director compensation. Such information is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of beneficial owners and management is set forth in the Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2010
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders	8,211	$3.50	10,585
Equity compensation plans not approved by stockholders	617	$3.63	204

Total(1)	8,828	$3.51	10,789

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding. As of August 31, 2010, there were 66 outstanding options which are subject to issuance if these options are exercised. The weighted average exercise price of the options under these plans is $44.68. All such outstanding options were assumed in connection with Openwave’s acquisition of certain business entities.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information concerning our Directors independence is incorporated herein by reference to the section entitled “Board Committees and Meetings” contained in the Proxy Statement, information with respect to related transactions is incorporated herein by reference to the section entitled “Transactions with Related Persons” contained in the Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item is set forth in the Proxy Statement under the Proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)  Financial Statements. The list of Consolidated Financial Statements and Report of KPMG LLP, independent registered public accounting firm filed as part of this Annual Report is set forth in the Index to Consolidated Financial Statements at page F-1, which is incorporated by reference here.

(2)  Financial Statement Schedules. See information incorporated in Notes to the Consolidated Financial Statements.

(3)  Exhibits. See the Exhibit Index which follows the signature page of this Annual Report, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENWAVE SYSTEMS, INC.

By:	/S/ KENNETH D. DENMAN
Kenneth D. Denman
Chief Executive Officer

Date: September 7, 2010

By:	/S/ ANNE K. BRENNAN
Anne K. Brennan
Chief Financial Officer

Date: September 7, 2010

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Kenneth D. Denman and Anne K. Brennan, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENNETH D. DENMAN Kenneth D. Denman	Chief Executive Officer and Director (Principal Executive Officer)	September 7, 2010

/S/ ANNE K. BRENNAN Anne K. Brennan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 7, 2010

/S/ CHARLES E. LEVINE Charles E. Levine	Chairman of the Board	September 7, 2010

/S/ GERALD D. HELD Gerald D. Held	Director	September 7, 2010

/S/ WILLIAM T. MORROW William T. Morrow	Director	September 7, 2010

Signature	Title	Date

/S/ PATRICK S. JONES Patrick S. Jones	Director	September 7, 2010

/S/ ROBIN A. ABRAMS Robin A. Abrams	Director	September 7, 2010

/S/ DAVID C. NAGEL David C. Nagel	Director	September 7, 2010

OPENWAVE SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries (Openwave Systems Inc. or the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2010. We also have audited Openwave Systems Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave Systems Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Openwave Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, effective April 1, 2009.

/s/ KPMG LLP

Mountain View, California

September 7, 2010

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$60,935	$91,545
Short-term investments	45,211	17,537
Accounts receivable, net of allowance for doubtful accounts of $1,047 and $1,332, respectively	31,160	31,107
Prepaid and other current assets	18,018	26,801

Total current assets	155,324	166,990
Property and equipment, net	8,365	11,566
Long-term investments, and restricted cash and investments	13,222	17,618
Deposits and other assets	9,231	8,313
Goodwill	267	—
Intangible assets, net	2,200	3,880

Total assets	$188,609	$208,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,658	$5,348
Accrued liabilities	20,584	23,079
Accrued restructuring costs	15,128	15,327
Deferred revenue	35,132	38,349

Total current liabilities	75,502	82,103
Accrued restructuring costs, net of current portion	23,820	34,843
Deferred revenue, net of current portion	11,800	11,901
Other long-term liabilities	4,728	6,824

Total liabilities	115,850	135,671

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 84,210 and 83,454 issued and outstanding, respectively	84	83
Additional paid-in capital	3,187,265	3,184,263
Accumulated other comprehensive loss	(2,515)	(5,432)
Accumulated deficit	(3,112,075)	(3,106,218)

Total stockholders’ equity	72,759	72,696

Total liabilities and stockholders' equity	$188,609	$208,367

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2010	2009	2008
Revenues:
License	$51,938	$57,956	$50,272
Maintenance and support	62,183	63,940	71,240
Services	69,183	69,802	79,365

Total revenues	183,304	191,698	200,877

Cost of revenues:
License	2,295	5,502	8,386
Maintenance and support	18,091	17,094	21,760
Services	51,918	52,304	59,257

Total cost of revenues	72,304	74,900	89,403

Gross profit	111,000	116,798	111,474

Operating expenses:
Research and development	41,045	46,422	50,759
Sales and marketing	43,096	42,474	65,174
General and administrative	29,107	32,777	46,954
Legal settlement cost	—	—	5,000
Restructuring and other costs	5,133	9,665	8,641
Amortization of intangible assets and goodwill impairment	—	59,573	106

Total operating expenses	118,381	190,911	176,634

Operating loss from continuing operations	(7,381)	(74,113)	(65,160)
Interest income	805	3,642	11,074
Interest expense	(590)	(1,175)	(5,041)
Other expense, net	(243)	(12,830)	(2,392)

Loss from continuing operations before provision for income taxes	(7,409)	(84,476)	(61,519)
Income taxes	(2,964)	(3,029)	(3,337)

Net loss from continuing operations	(10,373)	(87,505)	(64,856)
Discontinued operations:
Net income (loss) from discontinued operations, net of tax	—	(371)	6,804
Gain on sale of discontinued operations, net of tax	4,516	2,000	36,190

Net gain from discontinued operations	4,516	1,629	42,994

Net loss	$(5,857)	$(85,876)	$(21,862)

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.12)	$(1.06)	$(0.79)
Discontinued operations	$0.05	$0.02	$0.52

Net loss	$(0.07)	$(1.04)	$(0.27)

Shares used in computing:
Basic and diluted net income (loss) per share	83,500	82,956	82,465
Supplemental disclosures:
Total other-than-temporary impairments	$(2,026)	$(9,780)	$(3,713)
Portion of other-than-temporary impairments included in other comprehensive loss	360	—	—

Net other-than-temporary impairments	(1,666)	(9,780)	(3,713)
Other investment losses	(606)	(82)	(424)

Total net investment losses in Other expense, net	$(2,272)	$(9,862)	$(4,137)

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Fiscal Year ended June 30, 2010

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive gain (loss)
	Shares	Amount
Balances as of June 30, 2009	83,454	$83	$3,184,263	$(5,432)	$(3,106,218)	$72,696
Issuance of common stock related to stock option exercises	405	1	609	—	—	610
Issuance of common stock related to ESPP	243	—	379	—	—	379
Restricted stock grants	108	—	—	—	—	—
Stock-based compensation	—	—	2,014	—	—	2,014
Comprehensive loss:
Net loss	—	—	—	—	(5,857)	(5,857)	$(5,857)
Unrealized gain on available- for-sale securities	—	—	—	2,917	—	2,917	2,917

Total comprehensive loss							$(2,940)

Balances as of June 30, 2010	84,210	$84	$3,187,265	$(2,515)	$(3,112,075)	$72,759

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Fiscal Year ended June 30, 2009

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount
Balances as of June 30, 2008	83,141	$83	$3,180,949	$(1,120)	$(3,025,897)	$154,015
Cumulative adjustment for account change- Other-than-temporary impairments on securities (a)	—	—	—	(5,555)	5,555	—
Issuance of common stock related to stock option exercises	16	—	20	—	—	20
Issuance of common stock related to ESPP	268	—	138	—	—	138
Restricted stock grants	108	—	—	—	—	—
Repurchases of restricted stock from employees	(79)	—	—	—	—	—
Stock-based compensation	—	—	3,156	—	—	3,156
Comprehensive loss:
Net loss	—	—	—	—	(85,876)	(85,876)	$(85,876)
Unrealized gain on available-for-sale securities	—	—	—	1,243	—	1,243	1,243

Total comprehensive loss							$(84,633)

Balances as of June 30, 2009	83,454	$83	$3,184,263	$(5,432)	$(3,106,218)	$72,696

(a)	Effective June 30, 2009, the Company adopted guidance issued by the Financial Accounting Standards Board related to the recognition and presentation of other-than-temporary impairments. Amounts shown are net of tax.

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(CONTINUED)

Fiscal Year ended June 30, 2008

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Comprehensive Loss
	Shares	Amount
Balances as of June 30, 2007	82,835	$83	$3,171,534	$2,485	$(3,003,850)	$170,252
Issuance of common stock related to stock option exercises	33	—	91	—	—	91
Issuance of common stock related to ESPP	370	—	820	—		820
Restricted stock grants	663	1	(1)	—	—	—
Repurchases of restricted stock from employees	(760)	(1)	(503)	—	—	(504)
Stock-based compensation	—	—	9,008	—	—	9,008
Adjustment to retained earnings upon adoption of FIN 48	—	—	—	—	(185)	(185)
Comprehensive loss:
Net loss					(21,862)	(21,862)	$(21,862)
Unrealized loss on available- for-sale securities	—	—	—	(279)	—	(279)	(279)
Foreign currency translation adjustment	—	—	—	(3,326)	—	(3,326)	(3,326)

Total comprehensive loss	—	—	—	—	—	—	$(25,467)

Balances as of June 30, 2008	83,141	$83	$3,180,949	$(1,120)	$(3,025,897)	$154,015

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(5,857)	$(85,876)	$(21,862)
Gain on sale of discontinued operations	(4,516)	(2,000)	(36,190)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	7,110	9,883	19,690
Amortization of discount on convertible debt and debt issuance costs	—	200	825
Stock-based compensation	2,014	3,156	9,008
Noncash restructuring charges and other	1,439	1,676	2,002
Accelerated depreciation on restructured property and equipment	242	363	585
(Gain)/loss on disposal of property and equipment	1,005	(59)	598
Amortization/(accretion) of premiums/discounts on investments	899	238	(197)
Realized losses on non-marketable securities	606	—	—
Impairment of non-marketable securities	1,666	9,780	3,713
Recovery of doubtful accounts	(69)	(911)	(1,402)
Deferred taxes	—	(98)	(1,273)
Payment of legal settlement	—	(9,360)	—
Insurance reimbursement of legal settlement	—	4,360	—
Impairment of goodwill and other intangibles	—	59,517	—
Changes in operating assets and liabilities, net of effect of acquired or disposed assets and liabilities:
Accounts receivable	16	48,354	(6,153)
Prepaid assets, deposits, and other assets	6,365	5,479	(22,186)
Accounts payable	(1,007)	189	(4,972)
Accrued liabilities	(4,858)	(21,953)	10,349
Accrued restructuring costs	(10,961)	(7,278)	(23,488)
Deferred revenue	(3,318)	(15,645)	16,919

Net cash provided by (used for) operating activities	(9,224)	15	(54,034)

Cash flows from investing activities:
Purchases of property and equipment	(3,159)	(3,433)	(5,726)
Restricted cash and investments	418	16,958	225
Proceeds from sale of discontinued operations, net	4,516	11,709	56,001
Earnout payment related to acquisition	—	—	(1,422)
Investment in non-marketable securities	—	—	1,065
Reclass of cash equivalents to short-term investments	—	—	(9,796)
Purchases of short-term investments	(49,351)	(5,986)	(64,819)
Proceeds from sales and maturities of short-term investments	32,139	27,793	198,952
Purchases of long-term investments	(14,429)	(1,665)	(12,789)
Proceeds from sales and maturities of long-term investments	7,692	90	2,103

Net cash provided by (used for) investing activities	(22,174)	45,466	163,794

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Fiscal Year ended June 30,
	2010	2009	2008
Cash flows from financing activities:
Payment on note payable	—	(150,000)	(113)
Fee on line of credit	(200)	(245)	—
Proceeds from issuance of common stock	609	20	88
Cash used to repurchase restricted stock from employees	—	—	(504)
Employee stock purchase plan	379	139	820

Net cash provided by (used for) financing activities	788	(150,086)	291

Net increase (decrease) in cash and cash equivalents	(30,610)	(104,605)	110,051
Cash and cash equivalents at beginning of year	91,545	196,150	86,099

Cash and cash equivalents at end of year	$60,935	$91,545	$196,150

Cash paid for income taxes	$1,860	$1,279	$5,716

Cash paid for interest	$506	$2,447	$5,041

Non-cash investing and financing activities:
Note receivable on sale of discontinued operations	$—	$—	$12,294

Transfers among short-term and long-term investments	$11,266	$11,114	$8,697

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010, 2009 and 2008

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

During the fourth quarter of fiscal 2008, the Company sold its mobile phone software business (“Client operations”) to Purple Labs, a private company based in Chambéry, France. Accordingly, the Company accounted for the sale of Client operations and the results of Client operations as a discontinued operation.

On June 3, 2007, the board of directors approved the disposition of the Musiwave business. Accordingly, the Company accounted for the sale of the Musiwave S.A. (“Musiwave”) business and the results of Musiwave operations as a discontinued operation.

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

(c)    Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating by any two of the following: Moody’s of A-2 or higher, or by Standard & Poor’s of A1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the consolidated balance sheet are in excess of amounts that are insured by the FDIC.

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

(g)    Goodwill and long-lived assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fiscal third quarter. The carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there was a single reporting unit for the purpose of goodwill impairment tests.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2009, the Company’s stock price had been negatively impacted by deterioration in the overall economic environment. This deterioration contributed to a change in the buying patterns of the Company’s customers who have seen a reduction in their capital expenditure budgets. These factors increased uncertainty around the levels of anticipated future revenues. The decline in stock price was a triggering event which led management to perform an interim analysis, to determine whether and to what extent the Company’s goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeded the implied fair value of goodwill. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities were written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of the Company’s goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity. As a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, the Company reviewed its acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, and did not find any indication of impairment. The Company also reviewed its fixed assets and did not find any indication of impairment.

Subsequent to the goodwill impairment discussed above, the Company paid $0.3 million pursuant to an earnout provision related to its acquisition of WiderWeb, resulting in the $0.3 million balance as of June 30, 2010. During fiscal 2010 there were no impairments to goodwill or long-lived assets.

(h)    Revenue Recognition

The Company’s three primary revenue categories are license, maintenance and support and services. The Company licenses its server software primarily to communication service providers through its direct sales force and, to a lesser extent, through third-party resellers.

The Company applies software revenue recognition guidance to transactions involving the sale of software products. Revenue is recognized when persuasive evidence of an arrangement exists, the delivery has occurred, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection of the fee is probable. Amounts billed in advance of meeting these criteria are deferred. In addition to a signed arrangement, a purchase order from the customer is required in order to satisfy the evidence of arrangement criteria. Lack of a valid purchase order from the customer would constitute an incomplete arrangement and revenue on the order is deferred until a valid purchase order is received, unless the customer has notified the Company that it does not issue purchase orders in its normal course of business, or has previously provided a letter in lieu of a purchase order. Fees for arrangements

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with payment terms extending beyond 12 months from delivery date are not considered to be fixed or determinable. Revenue from these arrangements recognized when fees become due or are collected, provided all other revenue recognition criteria have been met. The Company determines the value of the software product component of its multiple-element arrangements using the residual method when vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements of the support and/or professional services. VSOE for support is established on a contract-by-contract basis based on the stated renewal rate for the support services. VSOE for professional services is based on the price charged when an element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. If a multiple-element arrangement includes undelivered elements for which VSOE does not exist, the total fee is deferred until all elements are delivered, or VSOE for undelivered elements has been established.

As part of its license arrangements with customers, the Company offers new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their license maintenance and support arrangements. Revenue from support and maintenance and new version coverage services is recognized ratably over the term of the agreement. New version coverage revenue is classified as license revenue in the Company’s consolidated statements of operations.

If a software arrangement contains software and professional service elements where professional services are essential to the functionality of the software element, software and professional service elements are accounted for as one unit of accounting under contract accounting guidance. Revenue from these arrangements is recognized under the percentage-of-completion method using an input method based on the ratio of direct labor hours incurred to date to total projected direct labor hours, except in circumstances where the completion status cannot be reasonably estimated or a reasonably significant doubt about the customer’s acceptance exists, in which case the completed contract method is used. Certain contracts contain refund and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and considers the customer’s assessment, if any. As of June 30, 2010, there were no significant losses estimated on such arrangements. If an arrangement subject to contract accounting contains support for which VSOE does not exist, this arrangement is accounted for under the completed contract method, in which case the total revenue is deferred until the project is complete and then recognized ratably over the support period.

In multiple-element arrangements where the Company does not have VSOE of fair value for either services or support, or both, for financial statement presentation purposes revenue is allocated to various elements based on their derived value first to either services and support and then the remainder to license revenue. Derived value for professional services and support is considered to be the median rate determined in the Company’s analysis of separately sold services and support. This classification methodology does not affect the timing of revenue recognition on an aggregated arrangement fee basis.

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to its various acquisitions. Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to wireless device

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(j)    Advertising expense

Advertising and promotion costs are charged to expense as incurred. Advertising costs totaled $2.4 million, $1.8 million and $2.2 million, for fiscal 2010, 2009 and 2008, respectively. The Company records advertising expense in sales and marketing in the consolidated statements of operations.

(k)    Stock-based Compensation

The Company recognizes expense for the fair value of its stock-based compensation awards.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Stock-based compensation related to:
Grants of nonvested stock	$165	$700	$1,005
Stock options granted to employees and directors	1,649	2,155	7,076
Employee stock purchase plan	200	301	229
Stock options granted to employees of discontinued operations	—	—	698

Stock-based compensation recognized in the statements of operations	$2,014	$3,156	$9,008

During fiscal 2010, 2009 and 2008, tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on or after the adoption date of July 1, 2005 on a straight-line basis over the requisite service (vesting) period for the entire award.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l)    Foreign Currency Translation and Derivative Financial Instruments

The functional currency of the Company’s foreign subsidiaries is the United States Dollar (“USD”).

Current assets and current liabilities recorded in foreign subsidiaries are translated into USD at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments for subsidiaries are included in other expense, net in the consolidated statements of operations. All transactional gains or losses on foreign currency transactions are recognized in other expense, net in the consolidated statements of operations.

The Company operates internationally and is exposed to foreign currency rate changes. The Company has entered into foreign exchange forward contracts and option contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving anticipated and current foreign currency exposures. Forward contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. Option contracts give the Company the right to buy or sell, but not an obligation to buy or sell, on rates agreed upon at inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward and option contracts. The Company does not designate its foreign exchange forward and option contracts as accounting hedges as defined by accounting guidance for derivatives and hedging, accordingly, changes in fair value of these contracts are recorded in continuing operations. Net foreign exchange gains (losses) included in other expense, net in the accompanying consolidated statements of operations totaled $(44,000), $(3.0) million, and $1.1 million for fiscal 2010, 2009 and 2008, respectively. As of June 30, 2010, the Company had the following outstanding forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	3,300	1.15	7/30/2010
CAD	1,200	1.04	7/30/2010
EUR	1,300	0.81	7/30/2010
JPY	180,000	89.15	7/30/2010

As of June 30, 2010, the nominal value multiplied by the USD exchange rate of these forward contracts was $7.6 million. The Company’s mark-to-market net unrealized gain on these contracts as of June 30, 2010 was $0.1 million.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and foreign currency translation adjustments for subsidiaries whose functional currency is not the USD. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive loss on its consolidated statements of stockholders’ equity and comprehensive (loss) income. The balance of accumulated foreign currency translation adjustments at June 30, 2010 and 2009 was $(0.8) million. Upon the sale of Musiwave in December 2007, the balance of accumulated foreign currency translation adjustment associated with Musiwave was eliminated. The amount of accumulated unrealized loss on available-for-sale securities at June 30, 2010 and 2009 was $1.7 million and $4.7 million, respectively.

The following table sets forth the components of accumulated other comprehensive (loss) income for fiscal 2010, 2009 and 2008 (in thousands):

	Unrealized Gain (Loss) on:
	Available for Sale Securities	Foreign Currency Translation	Total
Balance at June 30, 2007	$(70)	$2,555	$2,485
Unrealized loss on marketable securities	(279)	—	(279)
Translation adjustments	—	(3,326)	(3,326)

Balance at June 30, 2008	(349)	(771)	(1,120)
Unrealized gain on marketable securities	1,243	—	1,243
Cumulative adjustment for accounting change	(5,555)	—	(5,555)

Balance at June 30, 2009	(4,661)	(771)	(5,432)
Unrealized gain on marketable securities	2,917	—	2,917

Balance at June 30, 2010	$(1,744)	$(771)	$(2,515)

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	June 30, 2010	June 30, 2009
Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than-temporarily impaired	$46	$40
Unrealized loss on marketable securities other-than-temporarily impaired	(1,790)	(4,701)

Net unrealized loss on marketable securities	(1,744)	(4,661)
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(2,515)	$(5,432)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A significant portion of the Company’s revenues are received from wireless mobile operators. There are a limited number of companies providing these services, which makes the Company susceptible to a concentration of risk if the demand for wireless mobile services were to decline. Sprint Nextel accounted for 31%, 27%, and 23% of its fiscal 2010, 2009, and 2008 revenues, respectively, and 22% and 12% of accounts receivable at June 30, 2010 and 2009, respectively. AT&T accounted for 8%, 17%, and 11% of its fiscal 2010, 2009, and 2008 revenues, respectively, and 3% and 3% of accounts receivable at June 30, 2010 and 2009, respectively. Any changes in the Company’s business relationship with Sprint Nextel or AT&T could have an adverse impact on the consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2010	2009	2008
Net income (loss):
Net loss from continuing operations	$(10,373)	$(87,505)	$(64,856)
Net income (loss) from discontinued operations, net of tax	4,516	1,629	42,994

Net loss	$(5,857)	$(85,876)	$(21,862)

Weighted average shares:
Weighted average shares of common stock outstanding	83,712	83,240	83,159
Weighted average shares of restricted stock subject to repurchase	(212)	(284)	(694)

Weighted average shares used in computing basic net income (loss) per common share	83,500	82,956	82,465
Dilutive effect of restricted stock subject to repurchase	—	—	—
Dilutive effect of employee stock options	—	—	—

Weighted average shares used in computing diluted net income (loss) per share	83,500	82,956	82,465

Net income (loss) per share:
Basic and diluted:
Net loss from continuing operations	$(0.12)	$(1.06)	$(0.79)
Net income (loss) from discontinued operations	$0.05	$0.02	$0.52

Net loss	$(0.07)	$(1.04)	$(0.27)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	2010	2009	2008
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	212	284	694
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	5,000	399	241
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the fiscal year	3,846	6,116	5,889
Shares resulting from an “as-if” conversion of the convertible debt	—	1,832	9,418

(3)    Discontinued Operations

(a) Client operations

During fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, upon the sale in June 2008, $4.2 million was placed in escrow by Purple Labs, originally to be held until September 30, 2009, to secure indemnification claims made by Purple Labs, if any. On September 23, 2009, Myriad (formerly known as Purple Labs) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. After efforts to resolve the parties’ dispute failed, Openwave filed a lawsuit on June 25, 2010 asserting a number of claims against Myriad and asking the court to rule, among other things, that the escrowed amounts should be released to Openwave. Myriad filed an answer and counterclaim on July 28, 2010, asserting that the escrowed amounts should remain in escrow until Myriad’s liability on certain matters identified in Myriad’s September 23, 2009 notice are resolved. A gain on the sale of discontinued operations will be recognized if and when funds are distributed from escrow.

The Company recognized a gain of $19.7 million in fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client operations. The Client operations financial results have been classified as a discontinued operation in the Company’s consolidated statements of operations for all periods presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Revenue of discontinued operation	$—	$—	$44,331

Income from discontinued operation	—	—	7,891
Income tax expense	—	371	450

Income from discontinued operation, net of taxes	—	(371)	7,441
Gain on sale of discontinued operation	—	2,000	19,735

Total income from discontinued operation	$—	$1,629	$27,176

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Revenue of discontinued operation	$—	$—	$14,252

Loss from discontinued operation	—	—	(447)
Income tax benefit (expense)	—	—	(190)

Loss from discontinued operation, net of taxes	—	—	(637)
Impairment on discontinued operation, net of taxes	—	—	—
Gain on sale of discontinued operation	4,516	—	16,455

Total loss from discontinued operation	$4,516	$—	$15,818

As of June 30, 2008, there were no assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

The accumulated foreign currency translation adjustments associated with Musiwave of $3.3 million were eliminated upon the sale of Musiwave and recognized in gain on sale of discontinued operations in the consolidated statement of operations.

(4)    Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 8 – Financial Instruments.

On July 1, 2009, the Company adopted guidance issued by the FASB that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The adoption of this guidance did not have a material impact upon the Company’s consolidated financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted FASB guidance that requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted FASB guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted FASB guidance that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company eliminated references to pre-Codification accounting standards throughout its consolidated financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the acquisition agreement also included contingent consideration (“WiderWeb Earn Out”) which was determined based upon the achievement of sales-related targets by the WiderWeb product line over various periods between closing and February 8, 2009. A total of $1.7 million of the WiderWeb Earn Out was achieved and was added to goodwill in the consolidated balance sheet at the time the amounts were determined to meet the criteria. Of this amount, $1.4 million was earned prior to the impairment of goodwill in December 2008 and $0.3 million was earned pursuant to a determination issued by an independent third party on September 17, 2009.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
United States	$89,878	$103,593	$94,115
Americas, excluding the United States	16,490	20,345	16,552
Europe, Middle East, and Africa	28,568	26,852	40,520
Japan	37,270	25,787	27,562
Asia Pacific, excluding Japan	11,098	15,121	22,128

	$183,304	$191,698	$200,877

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for fiscal 2010, 2009 and 2008 was as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2010	2009	2008
Customer:
Sprint Nextel	31%	27%	23%
AT&T	8%	17%	11%

As noted above, the Company has derived almost half of its revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its customer base, there can be no assurance that this objective will be achieved.

(7)    Balance Sheet Components

(a)    Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, restricted cash and investments (in thousands):

	June 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$4,074	$—	$—	$4,074
Money Market Funds	54,881	—	—	54,881
Certificate of Deposit	2,287	—	—	2,287
Commerical Paper	8,094	—	—	8,094
U.S. Government Agencies	18,094	15	(3)	18,106
Auction Rate Securities	11,069	—	(1,790)	9,279
Corporate Bonds	22,613	81	(47)	22,647

	$121,112	$96	$(1,840)	$119,368

Included in cash and cash equivalents	$60,935	$—	$—	$60,935
Included in short-term investments	45,248	13	(50)	45,211
Included in long-term investments	14,572	83	(1,790)	12,865
Included in long-term restricted cash and investments	357	—	—	357

	$121,112	$96	$(1,840)	$119,368

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$5,400	$—	$—	$5,400
Enhanced Cash Money Market	1,338	61	—	1,399
Money Market Funds	86,168	—	—	86,168
Certificate of Deposit	775	—	—	775
U.S. Government Agencies	5,160	8	(3)	5,165
Auction Rate Securities	13,190	1,590	(736)	14,044
Corporate Bonds	13,775	31	(57)	13,749

	$125,806	$1,690	$(796)	$126,700

Included in cash and cash equivalents	$91,545	$—	$—	$91,545
Included in short-term investments	17,545	42	(50)	17,537
Included in long-term investments	15,941	1,648	(746)	16,843
Included in long-term restricted cash and investments	775	—	—	775

	$125,806	$1,690	$(796)	$126,700

(b)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2010	2009
Accounts receivable	$26,935	$19,847
Unbilled accounts receivable	5,272	12,592
Allowance for doubtful accounts	(1,047)	(1,332)

	$31,160	$31,107

Unbilled accounts receivable represents amounts that have been partially or wholly recognized as revenue, but have not yet been billed in accordance with contractual terms.

Changes in the allowance for doubtful accounts for fiscal 2010, 2009 and 2008, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense (recovery)	Write-offs	Balance at end of year
Fiscal Year ended June 30, 2010	$1,332	$(69)	$(216)	$1,047
Fiscal Year ended June 30, 2009	2,747	(911)	(504)	1,332
Fiscal Year ended June 30, 2008	4,214	(1,467)	—	2,747

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2010 and 2009 were as follows:

	% of Total Accounts Receivable at June 30,
	2010	2009
Customer:
Sprint Nextel	22%	12%
Itochu	10%	12%
Telstra	9%	10%
Telefonica Moviles Espana	14%	8%

(c)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2010	2009
Computer equipment and software	$63,010	$71,760
Furniture and equipment	1,888	1,994
Leasehold improvements	9,227	9,905

	74,125	83,659
Less: accumulated depreciation	(65,760)	(72,093)

	$8,365	$11,566

Depreciation expense was $5.4 million, $6.5 million and $8.6 million for fiscal 2010, 2009 and 2008, respectively.

(d)    Goodwill and Intangible assets, net

The following table presents a roll-forward of goodwill and intangibles, net from June 30, 2009 to June 30, 2010 (in thousands):

	June 30, 2009 Balance	Additions (a)	Amortization	June 30, 2010 Balance
Goodwill	$—	$267	$—	$267
Intangible assets:
Developed and core technology	3,823	—	(1,640)	2,183
Customer contracts—support	57	—	(40)	17

	$3,880	$267	$(1,680)	$2,467

(a)	Additions to goodwill during fiscal 2010 relate to an earnout payment made in connection with the purchase of WiderWeb. See further details in Note 5, “Business Combinations.”

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a roll-forward of goodwill and intangibles from June 30, 2008 to June 30, 2009 (in thousands):

	June 30, 2008 Balance	Additional Tax Contingency	Impairment	Amortization	June 30, 2009 Balance
Goodwill	$59,281	$236	$(59,517)	$—	$—
Intangible assets:
Developed and core technology	7,068	—	—	(3,245)	3,823
Customer contracts—licenses	21	—	—	(21)	—
Customer contracts—support	97	—	—	(40)	57
Workforce in place	56	—	—	(56)	—

	$66,523	$236	$(59,517)	$(3,362)	$3,880

The Company’s stock price was negatively impacted by deterioration in the overall economic environment, particularly in the second and third quarters of fiscal 2009. This deterioration contributed to a change in the buying patterns of our customers who saw a reduction in their capital expenditure budgets. These factors increased uncertainty around the levels of anticipated future revenues. During the second quarter of fiscal 2009, the price of the Company’s common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of the Company, which has one reporting unit. The estimated fair value of the Company was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of the Company was less than stockholders’ equity at December 31, 2008. This result necessitated an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill and no assets or liabilities were written up or down, nor were any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity.

As a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, the Company reviewed its acquired intangible assets for potential impairment by analyzing the estimated future cash flows of the associated asset groupings, and did not find any indication of impairment. The Company also reviewed its fixed assets, and did not find any indication of impairment.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization and impairment charges related to intangible assets including goodwill were as follows (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Amortization of intangible assets:
Developed and core technology	$1,640	$3,245	$4,455
Customer contracts—licenses	—	21	288
Customer contracts—support	40	40	72
Workforce in place	—	56	106

Total amortization of intangible assets	1,680	3,362	4,921
Impairment of goodwill	—	59,517	—

Amortization of intangible assets and goodwill impairment	$1,680	$62,879	$4,921

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

The carrying amount of intangible assets at June 30, 2010 and 2009 was as follows (in thousands):

	June 30, 2010			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(17,111)	$2,183	$19,294	$(15,471)	$3,823
Customer contracts—support	220	(203)	17	220	(163)	57

	$19,514	$(17,314)	$2,200	$19,514	$(15,634)	$3,880

Based upon intangible assets recorded as of June 30, 2010, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
2011	$1,639
2012	561

$2,200

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2010	2009
Accrued employee compensation	$8,859	$10,211
Income taxes payable	1,050	904
Other accrued liabilities	10,675	11,964

	$20,584	$23,079

(f)    Deferred Revenue

As of June 30, 2010 and 2009, the Company had deferred revenue of $46.9 million and $50.3 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

•	amounts billed prior to acceptance or delivery of product or service;

•	new version coverage and/or maintenance and support elements prior to the time service is delivered;

•	subscriber licenses committed in excess of subscribers activated for arrangements being recognized on a subscriber activation basis; and

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $7.6 million and $7.5 million at June 30, 2010 and 2009, respectively.

(8)    Financial Instruments

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of any two of the following: Moody’s of A-2 or higher, or by Standard & Poor’s of A1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables show the Company’s available-for-sale investments within investments and cash and cash equivalents in the consolidated balance sheet (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	June 30, 2010 Total	June 30, 2010 Total
U.S. Government Agencies	$16,739	$1,355	$—	$18,094	$18,106
Certificates of Deposit	1,930	—	—	1,930	1,930
Commercial Paper	8,094	—	—	8,094	8,094
Corporate Bonds	20,482	1,962	169	22,613	22,647
Auction Rate Securities	—	—	11,069	11,069	9,279

Total	$47,245	$3,317	$11,238	$61,800	$60,056

	June 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$18,094	$15	$(3)	$18,106
Commercial Paper	8,094	—	—	8,094
Certificates of Deposit	1,930	—	—	1,930
Corporate Bonds	22,613	81	(47)	22,647
Auction Rate Securities	11,069	—	(1,790)	9,279

	$61,800	$96	$(1,840)	$60,056

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,160	$8	$(3)	$5,165
Enhanced Cash Money Market Fund	1,338	61	—	1,399
Certificate of Deposit	775	—	—	775
Corporate Bonds	13,775	31	(57)	13,749
Auction Rate Securities	18,745	—	(4,701)	14,044

	$39,793	$100	$(4,761)	$35,132

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

Prior to adoption of new accounting guidance related to the recognition and presentation of OTTI on April 1, 2009, the Company recognized an OTTI on debt securities in an unrealized loss position when it did not expect full recovery

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of an OTTI prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in earnings as an adjustment to the amortized cost of the security. Upon adoption of new accounting guidance, in the fourth quarter of fiscal 2009, the Company reclassified $5.6 million of OTTI charges previously recorded in other expense, net to accumulated other comprehensive income with an offset to accumulated deficit as a cumulative-effect adjustment due to the adoption of new accounting guidance related to the recognition and presentation of OTTIs.

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

In the fiscal years ended June 30, 2010 and 2009, the Company had OTTI charges in earnings of $1.7 million and $9.8 million, respectively, recorded in other expense, net.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$3,803	$(3)	$—	$—	$3,803	$(3)
Corporate Bonds	16,311	(43)	1,214	(4)	17,525	(47)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$20,114	$(46)	$10,493	$(1,794)	$30,607	$(1,840)

As of June 30, 2010, the Company had 32 investments in an unrealized loss position.

	As of June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$1,662	$(3)	$—	$—	$1,662	$(3)
Corporate Bonds	2,440	(14)	9,714	(43)	12,154	(57)
Auction Rate Securities	—	—	14,044	(4,701)	14,044	(4,701)

	$4,102	$(17)	$23,758	$(4,744)	$27,860	$(4,761)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2009, the Company had 24 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of July 1, 2009	$(6,125)
OTTI charges related to securities with previous credit losses	(1,666)

Cumulative OTTI credit losses recognized as of June 30, 2010	$(7,791)

All OTTI’s recognized in earnings in the fiscal year ended June 30, 2010 were for securities with previously recognized credit impairments.

The redemption of an enhanced cash money market fund resulted in proceeds of $1.4 million and the recognition of realized gains of $0.1 million in the first quarter of fiscal 2010. In December 2009, one of the ARS was tendered. The tender of this ARS resulted in proceeds of $2.3 million and recognition of realized loss of $0.4 million in the second quarter of fiscal 2010. In January 2010, four of the ARS’s were sold resulting in proceeds of $3.0 million and recognition of realized loss of $0.2 million in the third quarter of fiscal 2010. There was $0.6 million in net realized losses recorded during fiscal 2010 from the sales of available-for-sale securities. Realized gains and losses are included in other income (expense) in the condensed consolidated statement of operations.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$54,881	$—	$—	$54,881
Commercial Paper	1,999	—	—	1,999
Short-term investments:
Government Agencies	16,747	—	—	16,747
Certificates of Deposit	1,930	—	—	1,930
Corporate Bonds	20,439	—	—	20,439
Commercial Paper	6,095	—	—	6,095
Long-term investments, and restricted cash and investments:
Government Agencies	1,359	—	—	1,359
Corporate Bonds	1,964	—	263	2,227
Certificates of Deposit	—	357	—	357
Auction Rate Securities	—	—	9,279	9,279

	$105,414	$357	$9,542	$115,313

The table above includes $0.4 million of restricted cash related to the Level 2 Certificates of Deposit.

	Fair value of securities as of June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$86,168	$—	$—	$86,168
Short-term investments:
Government Agencies	3,503	—	—	3,503
Corporate Bonds	8,803	4,454	—	13,257
Enhanced Cash Money Market		754	—	754
Long-term investments, and restricted cash and investments:
Government Agencies	1,662	—	—	1,662
Corporate Bonds	293	199	—	492
Certificates of Deposit	—	775	—	775
Enhanced Cash Money Market	—	645	—	645
Auction Rate Securities	—	—	14,044	14,044

	$100,429	$6,827	$14,044	$121,300

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Securities

As of June 30, 2010, $9.3 million in auction rate securities, recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

These ARS were issued by four different entities and are held by two investment firms on the Company’s behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of June 30, 2010, these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2010 (in thousands):

Fair Value Measurements Using Significant (Level 3) ARS
Balance at June 30, 2008	$21,344
Change in unrealized losses included in other comprehensive income	1,014
Other-than-temporary impairment	(8,214)
Partial redemption	(100)

Balance at June 30, 2009	14,044
Change in unrealized losses included in other comprehensive income	2,226
Other-than-temporary impairment	(1,666)
Sale of ARS	(5,325)

Balance at June 30, 2010	$9,279

(9)    Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. The revolving credit facility matures on January 23, 2011. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The Company may borrow, repay and re-borrow under the revolving credit facility at any time. As of June 30, 2010, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company will pay a $0.1 million commitment fee to the lender.

As of June 30, 2010, the Company had letters of credit outstanding against the revolving credit facility totaling $17.9 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for the Company to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the amount of outstanding letters of credit amount of $17.9 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of June 30, 2010, the Company was in compliance with all debt covenants.

(10)    Commitments and Contingencies

(a)    Leases

On February 28, 2005, the Company entered into a sublease agreement (the “Sublease Agreement”) with Informatica Corporation (“Informatica”) to lease office space in the building known as 2100 Seaport Boulevard (Floors 1-4) in Redwood City, California. The Sublease Agreement covers approximately 144,000 square feet (collectively, the “Premises”). The Premises serve as the Company’s corporate headquarters.

The terms of the Sublease Agreement began on May 1, 2005 and end on June 29, 2013. The Sublease Agreement is a triple-net sublease and the Company has a right of first refusal to lease additional space at 2000 Seaport Boulevard. The average base rent for the remaining term of the lease shall be approximately $1.64 million per year. The rent obligation is being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has numerous facility operating leases at other locations in the United States and other countries. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2010 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2011	$21,231	$(3,814)	$17,417
2012	19,364	(3,398)	15,966
2013	16,970	(2,827)	14,143
2014	1,724	—	1,724
2015	457	—	457

Total	$59,746	$(10,039)	$49,707

Rent expense for fiscal 2010, 2009 and 2008, was approximately $5.0 million, $9.2 million and $14.1 million, respectively, net of sublease income of $1.2 million, $1.6 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively. Net future lease payments include $44.8 million of accrued restructuring-related lease obligations (see Note 12 “Restructuring and Related Costs”).

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal have been filed by putative class members, challenging the settlement and the judgment. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2010.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals was filed on November 17, 2009. On August 27, 2010, the Ninth Circuit Court of Appeals scheduled oral arguments to be held on October 5, 2010. No amount has been accrued as of June 30, 2010, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. As of June 30, 2010, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(11)    Stockholders’ Equity

(a)    Stockholder Rights Agreement

On August 8, 2000, the Company entered into a rights agreement that entitles each holder of the Company’s common stock to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $500 per one one-thousandth of a share, subject to adjustment. This agreement terminated on August 8, 2010. No shares of Series A Junior Participating Preferred Stock were issued under this agreement.

(b)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2010, options to purchase a total of 575,561 shares were outstanding under the 1995 Stock Plan. Additionally, options to purchase 66 shares under several other plans from which options are no longer available for grant are outstanding as of June 30, 2010.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,262,282 shares of common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2010, options to purchase a total of 533,738 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan (the “Directors’ Stock Plan”) which was approved by the stockholders at Openwave’s annual meeting held on December 3, 2009, provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 1,650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of June 30, 2010, the Company had a total of 787,750 shares of common stock available for grant, and options for a total of 560,750 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2010, the Company had a total of 204,164 shares of common stock available for grant, and options for a total of 616,850 shares were outstanding under the 2001 Stock Plan.

The Openwave Systems Inc. 2006 Stock Incentive Plan, as amended (“2006 Stock Plan”), which was approved by the stockholders at the Company’s annual meeting held on December 4, 2008, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units (“Full-Value Stock Award”). A total of 17,000,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. Each share of common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Stock Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the 2006

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plan is $0.00. Options issued under the 2006 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2010, the Company had a total of 9,797,391 shares of common stock available for grant, and awards for a total of 6,540,417 shares were outstanding under the 2006 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans discussed above as of June 30, 2010:

June 30, 2010
1995 and 1996 Stock Plans	—
Directors’ Stock Plan	787,750
2001 Stock Plan	204,164
2006 Stock Plan	9,797,391

10,789,305

(c)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2010, the Company has issued 6,244,402 shares under restricted stock purchase agreements, of which 2,371,374 shares have been repurchased and 222,772 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(d)    Employee Stock Purchase Plans

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which was suspended in October 2002.

The ESPP provides for an automatic annual increase of authorized shares (“Evergreen shares”) on the first day of fiscal 2005 through 2009, equal to the lesser of 268,417 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2010, the ESPP had 4,810,959 shares authorized. Of these shares 1,816,945 shares are currently available for issuance.

During fiscal 2010, 2009 and 2008, 242,792, 268,377 and 370,185 shares, respectively, were purchased by employees under the ESPP.

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains one six-month purchase period within a six month offering period. Eligible employees may purchase common stock through payroll deductions of up to 20% of compensation. The price of common stock purchased under the ESPP is the lower of 85% of the fair market value of the Company’s common stock at the beginning of the six month offering period and the end of the purchase period.

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

	Fiscal Year ended June 30, 2010	Fiscal Year ended June 30, 2009
Expected volatility	54.7 - 62.5%	106.5 - 107.6%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.2%	0.3 - 0.7%

(e)    Stock-based compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. The Company’s estimate of volatility was based upon the historical volatility experienced in its stock price, as well as implied volatility in the market traded options on Openwave common stock when appropriate. During fiscal 2010 and 2009, implied volatility was not utilized in the Company’s valuation of options granted due to the lack of option contracts with a strike price similar to our stock option grants. To the extent volatility of its stock price increases in the future, the Company’s estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. The Company’s expected term of options granted is derived from actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options.

The weighted average assumptions used were as follows for fiscal 2010, 2009, and 2008:

	Fiscal Year ended June 30,
	2010	2009	2008
Expected volatility	65.8 - 77.2%	64.9 - 78.2%	63.1%
Expected dividends	—	—	—
Expected term (in years)	3.11 - 6.01	2.73 - 5.98	1.25 - 6.04
Risk-free rate	1.4 - 2.6%	1.3 - 2.6%	4.2%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity through June 30, 2010 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2007	8,472	$13.67
Options granted	2,585	3.94
Exercised	(33)	2.70
Forfeited, canceled or expired	(6,524)	12.81

Outstanding at June 30, 2008	4,500	$9.41
Options granted	6,429	1.58
Exercised	(16)	1.49
Forfeited, canceled or expired	(2,499)	7.81

Outstanding at June 30, 2009	8,414	$3.91
Options granted	1,727	2.46
Exercised	(405)	1.50
Forfeited, canceled or expired	(908)	6.13

Outstanding at June 30, 2010	8,828	$3.51	7.75	$3,223

Vested and Expected to Vest at June 30, 2010	7,725	$3.73	7.59	$2,817

Exercisable at June 30, 2010	4,212	$5.25	6.61	$1,368

The weighted average grant date fair value of options granted during fiscal 2010, 2009 and 2008 was $1.32, $0.57 and $1.86. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $0.4 million, $9,000 and $0.1 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares through June 30, 2010 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Grant Date Fair Value Per Share
Nonvested at July 1, 2007	561	$10.42
Nonvested shares granted	663	4.20
Vested	(174)	8.82
Forfeited	(677)	7.68

Nonvested at June 30, 2008	373	$4.58
Nonvested shares granted	108	0.53
Vested	(206)	4.73
Forfeited	(79)	4.95

Nonvested at June 30, 2009	196	$2.04
Nonvested shares granted	108	2.29
Vested	(82)	2.52
Forfeited	—	—

Nonvested at June 30, 2010	222	$1.98

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, there was $3.4 million of total unrecognized compensation cost related to all unvested share awards and options. That cost is expected to be recognized on a declining basis as the shares vest over the next four years. The total fair value of shares vested during fiscal 2010 and 2009 was $0.2 million and $1.0 million, respectively.

The impact on the Company’s results of operations of recording stock-based compensation for fiscal 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
Stock-based compensation by category:
Maintenance and support services	$136	$192	$632
Services	212	464	1,229
Research and development	331	986	1,481
Sales and marketing	531	575	2,388
General and administrative	804	939	2,580
Discontinued operations	—	—	698

	$2,014	$3,156	$9,008

(12)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructurings include the fiscal 2010 restructuring (FY2010 Restructuring), fiscal 2009 restructuring (FY2009 Restructuring), fiscal 2008 restructuring (FY2008 Restructuring), fiscal 2007 fourth quarter restructuring (FY2007 Q4 Restructuring), the fiscal 2007 first quarter restructuring (FY2007 Restructuring), as well as restructuring plans initiated in prior years.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the restructuring activity through June 30, 2010 (in thousands):

	FY 02 to FY 06 Restructuring Plans		FY 07 Restructuring Plans		FY 08 Restructuring Plans		FY 09 Restructuring Plans		FY 10 Restructuring Plans		Total Accrual
	Facility	Severance	Facility	Severance	Facility	Severance	Facility	Severance	Facility	Severance
Accrual balances as of June 30, 2007	$62,999	$53		$14,206							$77,258
Activity for fiscal 2008:
New charges and adjustments to estimates (1)	(314)	(53)	$51	(483)		$6,900					6,101
Accretion expense	2,002	—	—	—		—					2,002
Cash paid, net	(11,785)	—	(51)	(13,462)		(4,291)					(29,589)

Accrual balances as of June 30, 2008	52,902	—	—	261		2,609					55,772
Activity for fiscal 2009:
New charges and adjustments to estimates (2)	(153)			(13)	$1,347	(425)	$4,074	$3,056			7,886
Accretion expense	1,675			—	—	—	—	—			1,675
Cash paid, net	(10,572)			(248)	(406)	(2,100)	(299)	(1,538)			(15,163)

Accrual balances as of June 30, 2009	43,852			—	941	84	3,775	1,518			50,170
Activity for fiscal 2010:
New charges and adjustments to estimates (3)	14				(230)	(35)	2,007	(207)	$1,313	$817	3,679
Application of rent paid previously	(1,515)				—	—	(185)	—	—	—	(1,700)
Accretion expense	1,355				—	—	75	—	9	—	1,439
Cash paid, net	(9,892)				(523)	(49)	(2,017)	(1,246)	(212)	(701)	(14,640)

Accrual balances as of June 30, 2010	$33,814				$188	$—	$3,655	$65	$1,110	$116	$38,948

(1)	Total charges does not include $0.6 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2008.
(2)	Total charges does not include $0.4 million of accelerated depreciation of fixed assets, as well as $0.3 million in facility exit costs under the FY 2008 restructuring paid as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2009.
(3)	Total charges does not include $0.2 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statement of operations under restructuring and other costs for fiscal 2010.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. As of June 30, 2010, the Company has sublease contracts in place for all but three of its exited facilities. Since June 30, 2001, 35 sites have been vacated and seven sites have been selected for downsizing.

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 60, 182, 141, 67 and 28 employees during the FY2007, FY2007 Q4, FY2008, FY2009 and FY2010 Restructurings, respectively.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Plans

The Company implemented the FY2010 Restructuring to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during fiscal 2010, the Company incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2011. During fiscal 2010, the Company recognized $1.3 million in facilities charges associated with a facility the Company exited during the year under the FY2010 Restructuring. The lease payments will be paid over the term of the remaining lease. Of the remaining $1.1 million facilities related accrual, the Company expects to pay $0.8 million through June 30, 2011 and $0.3 million from July 2011 through January 2014.

The Company implemented the FY2009 Restructuring to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring’s employee termination benefits, $3.4 million in facilities charges associated with a facility identified for restructuring, and $0.1 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. During fiscal 2010, the Company revised the estimated sublease terms associated with these facilities, which resulted in an additional restructuring charge of $2.0 million. The Company expects to pay the remaining current accrued charges for employee termination benefits during the first quarter of fiscal 2011. Of the remaining $3.7 million facilities related accrual, the Company expects to pay $2.2 million through June 30, 2011 and $1.5 million from July 2011 through November 2014.

The FY2008 Restructuring was implemented to better align the Company’s resources among its products, reduce costs and improve operating efficiencies. As such, during fiscal 2008, the Company incurred $6.9 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The Company expects to pay the current accrued charges during the second quarter of fiscal 2011.

The FY2007 Q4 Restructuring was implemented to simplify and better align the Company’s product portfolio with market demand, reduce costs and improve operating efficiencies. As such, during the fourth quarter of fiscal 2007, the Company incurred $15.5 million in pre-tax restructuring and related charges associated with this Restructuring and accelerated depreciation of abandoned assets. Included in the restructuring and other charges are approximately $13.7 million related to employee termination benefits, $1.7 million in stock compensation expense related to modifications of restricted stock grants in connections with the restructuring, and $0.1 million related to accelerated depreciation on abandoned assets.

The FY2007 Restructuring was implemented in the first quarter of fiscal 2007 to better align the Company’s resources among its operational groups and reduce the numbers of layers of management between customers and field and product organizations. As such, the Company incurred $11.2 million in pre-tax restructuring and related charges associated with this Restructuring and accelerated depreciation of abandoned assets in fiscal 2007. Included in the restructuring and other charges are approximately $7.0 million related to employee termination benefits, $2.8 million in stock compensation expense related to employee termination benefits and $1.4 million related to accelerated depreciation on abandoned assets.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the expected future payments for restructuring liabilities by fiscal year (in thousands):

Year ending June 30,	Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Net Estimated Cash Payable
2011	$22,109	$(101)	$(6,797)	$15,211
2012	21,091	(1,288)	(6,818)	12,985
2013	18,340	(1,349)	(5,126)	11,865
2014	1,574	(1,069)	—	505
2015	450	(264)	—	186

	$63,564	$(4,071)	$(18,741)	$40,752

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $2.0 million, which will be recorded as restructuring expense over the life of the respective leases.

(13)    Income Taxes

Loss from continuing operations before provision for income taxes is comprised of the following (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Domestic	$(12,625)	$(84,839)	$(61,339)
Foreign	5,216	363	(180)

Total	$(7,409)	$(84,476)	$(61,519)

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Current:
Domestic income tax	$(193)	$(311)	$—
Foreign income tax	623	517	4,281
Foreign withholding tax	1,354	2,217	1,012

Deferred:
Foreign	1,180	606	(1,956)

Total	$2,964	$3,029	$3,337

The Company recorded an income tax expense relating to discontinued operations of $0.4 million and $0.7 million during fiscal 2009 and 2008, respectively, which is excluded from the table above.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%) to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2010	2009	2008
Federal tax benefit at statutory rate	$(2,593)	$(29,721)	$(21,532)
Foreign taxes	1,977	2,023	1,682
Effect of foreign operations	964	3,443	2,264
Net operating losses not benefited, net	3,605	9,218	21,702
Changes in reserves	(544)	(286)	(795)
Nondeductible goodwill impairment charges and other permanent differences	(540)	18,404	—
Nondeductible expenses and other	95	(52)	16

Total tax expense	$2,964	$3,029	$3,337

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$604,453	$591,136
Accruals and allowances not deductible for tax purposes	16,970	27,400
Research and development credit and other credits carry-forwards	49,753	49,746
Intangible assets related to acquisitions	20,204	21,921
Stock based compensation	8,941	8,816

Total deferred tax assets, gross	700,321	699,019
Less: valuation allowance	(697,543)	(695,070)

Total deferred tax assets, net	$2,778	$3,949

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The Company recorded deferred tax assets of $2.8 million and $3.9 million as of June 30, 2010 and 2009, respectively, for certain foreign subsidiaries, because it concluded that based on the historical taxable income of the respective foreign subsidiaries, it is more likely than not that the deferred tax assets will be realized.

Approximately $268.5 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the total $49.8 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $1.5 billion, $859.5 million and $4.2 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $29.0 million and $20.8 million. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2011 through 2030. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2011 through 2030. The foreign net operating losses will expire from 2014 to 2025.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $72.9 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. As of June 30, 2010, $0.5 million is accrued for interest associated with tax liabilities.

During fiscal 2008, 2009 and 2010, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of July 1, 2007	$4,875
Reclass from taxes payable	1,565
Additions based on tax positions related to current year	14
Lapse of statute of limitations	(255)
Reductions for tax positions of prior years	(540)

Balance as of July 1, 2008	5,659
Additions based on tax positions related to current year	434
Reductions for tax positions of prior years	1,528
Lapse of statute of limitations	(1,058)
Settlements	(450)
Impact of currency fluctuation	(490)

Balance as of June 30, 2009	5,623
Additions based on tax positions related to current year	406
Reductions for tax positions of prior years	(213)
Lapse of statute of limitations	(622)
Settlements	(785)
Impact of currency fluctuation	(236)

Balance as of June 30, 2010	$4,173

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of gross unrecognized tax benefits was $4.2 million as of June 30, 2010. $1.1 million would affect the effective tax rate if realized, and $3.1 million would be recorded as net income from discontinued operations if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

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

Exhibit Index

Exhibit Number		Description

3.1		Restated Certificate of Incorporation of Openwave Systems Inc. (the "Company”).

3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed July 30, 2010).

4.1		Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

10.1		Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.3	*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.4	*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan amended and restated effective January 1, 2002, and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 15, 2002).

10.5	*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed September 28, 2001).

10.6	*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.7	*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 30, 2002).

10.8	*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.09	*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.10	*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.11	*	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed September 15, 2008).

10.12	*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed December 23, 2008).

10.13	*	Openwave Systems Inc. Fiscal Year (FY) 2010 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2009).

10.14	*	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective October 20, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed December 4, 2009).

10.15	*	Form of Notice of Stock Option Grant and Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 filed December 4, 2009)

Exhibit Number		Description

10.16	*	Form of Notice of Restricted Stock Bonus Grant (incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form S-8 filed December 4, 2009).

10.17		Loan and Security Agreement dated as of January 23, 2009, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed January 28, 2009).

10.18		Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 5, 2010).

10.19		Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q filed February 5, 2010).

10.20		Amendment No. 3 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed May 7, 2010).

10.21	*	Employment Offer Letter between the Company and Anne Brennan dated March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 7, 2010).

10.22	*	Separation Letter Agreement between the Company and Karen Willem dated March 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 7, 2010).

10.23	*	Employment Offer Letter between the Company and Alan Park dated July 6, 2008.

10.24	*	Employment Offer Letter between the Company and Kenneth D. Denman dated October 28, 2008.

10.25	*	Employment Offer Letter between the Company and Bruce Posey dated January 14, 2009.

10.26	*	Employment Offer Letter between the Company and Martin McKendry dated January 26, 2009.

10.27	*	Employment Offer Letter between the Company and John Giere dated June 16, 2009.

10.28	*	Openwave Systems Inc. Fiscal Year (FY) 2011 Executive Corporate Incentive Plan.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement