Form 10-Q
period 2010-09-30
OPENWAVE SYSTEMS INC
filed 2010-11-04
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010 there were 84,331,155 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$60,286	$60,935
Short-term investments	45,395	45,211
Accounts receivable, net of allowance for doubtful accounts	33,756	31,160
Prepaid and other current assets	19,265	18,018

Total current assets	158,702	155,324
Property and equipment, net	8,051	8,365
Long-term investments, and restricted cash and investments	11,801	13,222
Deposits and other assets	8,725	9,231
Goodwill	267	267
Intangible assets, net	1,780	2,200

Total assets	$189,326	$188,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,961	$4,658
Accrued liabilities	20,296	20,584
Accrued restructuring costs	14,545	15,128
Deferred revenue	37,932	35,132

Total current liabilities	77,734	75,502
Accrued restructuring costs, net of current portion	21,330	23,820
Deferred revenue, net of current portion	11,698	11,800
Deferred rent obligations and other	4,917	4,728

Total liabilities	115,679	115,850

Commitments and contingencies

Stockholders’ equity:
Common stock	84	84
Additional paid-in capital	3,187,996	3,187,265
Accumulated other comprehensive loss	(2,430)	(2,515)
Accumulated deficit	(3,112,003)	(3,112,075)

Total stockholders’ equity	73,647	72,759

Total liabilities and stockholders’ equity	$189,326	$188,609

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues:
License	$12,332	$10,425
Maintenance and support	13,993	15,798
Services	11,203	23,619
Patents	4,000	—

Total revenues	41,528	49,842

Cost of revenues:
License	439	639
Maintenance and support	4,152	4,327
Services	8,887	17,773

Total cost of revenues	13,478	22,739

Gross profit	28,050	27,103

Operating expenses:
Research and development	11,430	9,864
Sales and marketing	10,821	10,711
General and administrative	6,612	7,925
Restructuring and other related costs	708	422

Total operating expenses	29,571	28,922

Operating loss from continuing operations	(1,521)	(1,819)
Interest income	160	268
Interest expense	(83)	(102)
Other expense, net	(40)	(1,375)

Loss from continuing operations before provision for income taxes	(1,484)	(3,028)
Income tax expense	681	498

Net loss from continuing operations	(2,165)	(3,526)

Discontinued operations:
Gain on sale of discontinued operation, net of tax	$2,236	$4,516

Net income	$71	$990

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.03	0.05

Net income	$0.00	$0.01

Shares used in computing basic and diluted income (loss) per share	84,017	83,295
Supplemental disclosures:
Total other-than-temporary impairments	$—	$(1,824)
Portion of other-than-temporary impairments included in other comprehensive income	—	360

Net other-than-temporary impairments	—	(1,464)
Other investment gain	—	79

Total net investment losses in Other expense, net	$—	$(1,385)

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$71	$990
Gain on sale of discontinued operation	(2,236)	(4,516)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	1,666	1,901
Stock-based compensation	661	547
Non-cash restructuring charges	315	391
Provision for (recovery of) doubtful accounts	(185)	31
Amortization of premiums/discounts on investments, net	346	64
Realized losses and impairments of non-marketable securities	—	1,464
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(2,411)	(5,321)
Prepaid assets, deposits, and other assets	(741)	7,536
Accounts payable	437	(1,717)
Accrued liabilities	(98)	(5,219)
Accrued restructuring costs	(3,388)	(4,539)
Deferred revenue	2,698	(401)

Net cash used for operating activities	(2,865)	(8,789)

Cash flows from investing activities:
Purchases of property and equipment	(1,066)	(607)
Proceeds from sale of discontinued operation, net	2,236	4,516
Purchases of short-term investments	(11,329)	(7,016)
Proceeds from sales and maturities of short-term investments	13,130	8,498
Purchases of long-term investments	(825)	(2,395)
Proceeds from sales and maturities of long-term investments	—	213
Release of restricted cash and investments	—	419

Net cash provided by investing activities	2,146	3,628

Cash flows from financing activities:
Proceeds from issuance of common stock, net	70	81

Net cash provided by financing activities	70	81

Net decrease in cash and cash equivalents	(649)	(5,080)
Cash and cash equivalents at beginning of period	60,935	91,545

Cash and cash equivalents at end of period	$60,286	$86,465

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2010 and June 30, 2010, and the results of operations for the three months ended September 30, 2010 and 2009 and cash flows for the three months ended September 30, 2010 and 2009. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Revenue Recognition

With the exception of the adoption of several accounting pronouncements related to revenue recognition, discussed below in Recently Adopted Accounting Pronouncements, there have been no material changes to our significant accounting policies as compared with the Company’s revenue recognition policies from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2010.

During the first quarter of fiscal 2011, the Company entered into a license agreement with a competitor whereby the Company licensed method claim rights to certain of its patents for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010 through the life of the patents. As part of the Company’s strategy for fiscal 2011 and beyond, the Company intends to seek monetization opportunities for its intellectual property. This could include licensing the Company’s patents as well as seeking damages for past infringements. However, there can be no guarantee that the Company’s patent licensing or enforcement efforts will be successful. Further, effectively policing and enforcing the Company’s intellectual property is time consuming and costly.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended September 30,
	2010	2009
Stock-based compensation related to:
Grants of nonvested stock	$56	$52
Stock options granted to employees and directors	523	429
Employee stock purchase plan	82	66

Stock-based compensation recognized in the condensed consolidated statements of operations	$661	$547

During the three months ended September 30, 2010 and 2009, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended September 30,
	2010	2009
Expected volatility	65.4%	75.4%
Expected dividends	—	—
Expected term (in years)	3.93 – 3.94	3.52 – 3.56
Risk-free rate	1.2%	1.8% – 2.0%

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

(b) Employee Stock Purchase Plan

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the three months ended September 30, 2010 was $0.1 million, with $0.1 million recognized in the corresponding period of the prior year.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model.

There were no ESPP purchases during the three months ended September 30, 2010 and 2009. The expected term is six months, coinciding with each offering period. Expected volatilities are based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

A summary of option activity from July 1, 2010 to September 30, 2010 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2010	8,828	$3.51
Options granted	2,935	2.03
Exercised	(49)	1.46
Forfeited, canceled or expired	(210)	3.41

Outstanding at September 30, 2010	11,504	$3.14	7.95	$1,790

Vested and expected to vest at September 30, 2010	9,818	$3.34	7.74	$1,598

Exercisable at September 30, 2010	4,728	$4.83	6.43	$855

The weighted average grant date fair values of options granted during the three months ended September 30, 2010 and 2009 were $0.82 and $1.31, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $12,000 and $54,000, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2010 to September 30, 2010 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2010	222	$1.98
Nonvested shares granted	—	—
Vested	(9)	4.36
Forfeited	—	—

Nonvested at September 30, 2010	213	$1.83

The total fair value of shares vested during both the three months ended September 30, 2010 and 2009 was $39,000. As of September 30, 2010, there was $5.0 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Stock-based compensation by category:
Maintenance and support services	$45	$38
Services	59	76
Research and development	131	98
Sales and marketing	156	146
General and administrative	270	189

	$661	$547

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Recently Adopted Accounting Pronouncements

Effective July 1, 2010, the Company adopted the following accounting guidance for revenue recognition on a prospective basis for any contacts entered into after the date of adoption:

Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. The adoption of Update 2009-13 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The adoption of Update 2009-14 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Milestone Method of Revenue Recognition (“Update 2010-17”). Update 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The adoption of Update 2009-14 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The number of shares used in computing basic and diluted net income (loss) per share for each period presented was the same due to a net loss from continuing operations in each period.

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive to the net income (loss) from continuing operations per share computation. The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended September 30,
	2010	2009
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	218	193
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	2,504	5,746
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	7,832	2,942

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

Additionally, upon the sale in June 2008, $4.2 million was placed in escrow by Purple Labs, originally to be held until September 30, 2009, to secure indemnification claims made by Purple Labs, if any. On September 23, 2009, Myriad AG (formerly known as Purple Labs) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. On September 24, 2010, the parties agreed to release $2.0 million from the escrow to Myriad and the remaining balance of $2.2 million, plus accrued interest, to Openwave. This amount was recognized as a gain on sale of discontinued operations in the first quarter of fiscal 2011.

The Client operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for each period presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Gain on sale of discontinued operation	$2,236	$—

Total income from discontinued operation	$2,236	$—

As of September 30, 2010, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

b) Musiwave

On December 31, 2007, the Company sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow to secure indemnification claims made by Microsoft, if any. The Company received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros. During the first quarter of fiscal 2010, the escrowed funds were distributed pursuant to certain agreements reached with Microsoft, resulting in a gain on sale of discontinued operations of $4.5 million.

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Gain on sale of discontinued operation	$—	$4,516

Total income from discontinued operation	$—	$4,516

As of September 30, 2010, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
United States	$19,004	$27,919
Americas, excluding the United States	4,938	4,405
Europe, Middle East, and Africa	5,872	6,967
Japan	9,197	7,798
Asia Pacific, excluding Japan	2,517	2,753

Total revenues	$41,528	$49,842

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

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended September 30,
	2010	2009
Customer:
Sprint Nextel	21%	39%
AT&T	4%	10%

As noted in the tables above, the Company has derived a significant portion of its revenues from sales to U.S.-based customers during the three months ended September 30, 2010 and 2009, which itself primarily consists of sales to Sprint Nextel and AT&T. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	September 30, 2010	June 30, 2010
Accounts receivable	$28,678	$26,935
Unbilled accounts receivable	6,064	5,272
Allowance for doubtful accounts	(986)	(1,047)

	$33,756	$31,160

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	September 30, 2010	June 30, 2010
Customer:
Sprint Nextel	20%	22%
Telefonica Moviles Espana	13%	14%
Mobixell Networks	12%	—
Itochu	9%	10%

(b) Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2010 to September 30, 2010 (in thousands):

	Balance as of June 30, 2010	Amortization	Balance as of September 30, 2010
Goodwill	$267	$—	$267
Intangible assets:
Developed and core technology	2,183	(409)	1,774
Customer contracts—support	17	(11)	6

	$2,467	$(420)	$2,047

Total amortization related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Developed and core technology	$409	$409
Customer contracts—support	11	11

Total amortization of intangible assets	420	420

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues—License. Amortization of acquired customer support contracts is included in Cost of Revenue—Maintenance and Support.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	September 30, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(17,520)	$1,774	$19,294	$(17,111)	$2,183
Customer contracts—support	220	(214)	6	220	(203)	17

	$19,514	$(17,734)	$1,780	$19,514	$(17,314)	$2,200

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of September 30, 2010 (in thousands):

Fiscal Year	Amortization
2011 (remaining)	$1,219
2012	561

$1,780

(c) Deferred Revenue

As of September 30, 2010 and June 30, 2010, the Company had deferred revenue of $49.6 million and $46.9 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $9.1 million and $7.6 million as of September 30, 2010 and June 30, 2010, respectively.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	September 30, 2010	June 30, 2010
Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than-temporarily impaired	$131	$46
Unrealized loss on marketable securities other-than-temporarily impaired	(1,790)	(1,790)

Net unrealized loss on marketable securities	(1,659)	(1,744)
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(2,430)	$(2,515)

Comprehensive income is comprised of net income and changes in accumulated foreign currency translation and unrealized loss on marketable securities (in thousands):

	Three Months Ended September 30,
	2010	2009
Net income	$71	$990
Other comprehensive income:
Change in unrealized loss on marketable securities	85	1,260

Total comprehensive income	$156	$2,250

(6) Financial Instruments

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	September 30, 2010 Total	September 30, 2010 Total
U.S. Government Agencies	$15,372	$3,162	$—	$18,534	$18,534
Commercial Paper	7,343	—	—	7,343	7,343
Certificates of Deposit	940	—	—	940	940
Corporate Bonds	19,571	2,471	169	22,211	22,342
Auction Rate Securities	—	—	11,069	11,069	9,279

	$43,226	$5,633	$11,238	$60,097	$58,438

	September 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$18,534	$—	$—	$18,534
Commercial Paper	7,343	—	—	7,343
Certificates of Deposit	940	—	—	940
Corporate Bonds	22,211	140	(9)	22,342
Auction Rate Securities	11,069	—	(1,790)	9,279

	$60,097	$140	$(1,799)	$58,438

	June 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$18,094	$15	$(3)	$18,106
Commercial Paper	8,094	—	—	8,094
Certificates of Deposit	1,930	—	—	1,930
Corporate Bonds	22,613	81	(47)	22,647
Auction Rate Securities	11,069	—	(1,790)	9,279

	$61,800	$96	$(1,840)	$60,056

Temporary and Other-Than-Temporary Impairments On Available-For-Sale Securities

The Company reviews its investments in an unrealized loss position as of each balance sheet date for impairment in accordance with guidance issued by the FASB and the SEC in order to determine whether an impairment is temporary or other-than-temporary (“OTTI”). When an unrealized loss on a security is considered temporary, the Company records the unrealized loss in other comprehensive income (loss) and not in earnings.

An OTTI occurs when it is anticipated that the amortized cost will not be recovered for a security in an unrealized loss position. In such situations, the amount of OTTI recorded in earnings is the entire difference between the

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

During the three months ended September 30, 2010 there were no OTTI charged in earnings. During the three months ended September 30, 2009, the Company had OTTI charges in earnings of $1.5 million recorded in other expense, net.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	$13,163	$(8)	$1,202	$(1)	$14,365	$(9)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$13,163	$(8)	$10,481	$(1,791)	$23,644	$(1,799)

As of September 30, 2010, the Company had 24 investments in an unrealized loss position.

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$3,803	$(3)	$—	$—	$3,803	$(3)
Corporate Bonds	16,311	(43)	1,214	(4)	17,525	(47)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$20,114	$(46)	$10,493	$(1,794)	$30,607	$(1,840)

As of June 30, 2010, the Company had 32 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of June 30, 2010	$(7,791)
OTTI charges related to securities with previous credit losses	—

Cumulative OTTI credit losses recognized as of September 30, 2010	$(7,791)

The redemption of an enhanced cash money market fund resulted in proceeds of $1.4 million and the recognition of realized gains of $0.1 million in the first quarter of fiscal 2010. There were no realized gains or realized losses recorded during the three months ended September 30, 2010 from the sales of available-for-sale securities. Realized gains and losses are included in other expense, net in the condensed consolidated statement of operations.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$52,407	$—	$—	$52,407
Certificates of Deposit	940	357	—	1,297
Corporate Bonds	22,051	—	292	22,343
Commercial Paper	7,343	—	—	7,343
U.S. Government Agencies	18,534	—	—	18,534
Auction Rate Securities	—	—	9,279	9,279

	$101,275	$357	$9,571	$111,203

The table above includes $0.4 million of restricted cash related to the Level 2 Certificates of Deposit.

Auction Rate Securities

As of September 30, 2010, $9.3 million in auction rate securities, recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

These ARS were issued by four different entities and are held by two investment firms on the Company’s behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of September 30, 2010, these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The Company’s ARS were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2010 (in thousands). The fair value was $9.3 million as of both September 30, 2010 and June 30, 2010.

(7) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The Company may borrow, repay and re-borrow under the revolving

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

credit facility at any time up to the maturity date. As of September 30, 2010, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company will pay a $0.1 million commitment fee to the lender.

As of September 30, 2010, the Company had letters of credit outstanding against the revolving credit facility totaling $18.1 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of September 30, 2010, the Borrowing Base was $37.8 million and the total available for the Company to borrow on the revolving credit facility was $19.7 million, which is the difference between the Borrowing Base calculation of $37.8 million and the amount of outstanding letters of credit amount of $18.1 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of September 30, 2010, the Company was in compliance with all debt covenants.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal have been filed by putative class members, challenging the settlement and the judgment. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of September 30, 2010.

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

On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the Plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. On April 10, 2009, the Plaintiff filed a Notice of Appeal, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The Plaintiff’s opening brief on appeal was filed on August 26, 2009; the Issuer and Underwriter Defendants’ opposition briefs and the Underwriter Defendants’ brief supporting their cross-appeals were filed on October 2, 2009; Simmonds’ reply brief and opposition to the Underwriter Defendants’ cross-appeals were filed on November 2, 2009; and the Underwriter Defendants’ reply brief in support of their cross-appeals was filed on November 17, 2009. On October 5, 2010, the Ninth Circuit Court of Appeals heard oral arguments regarding this matter. No amount has been accrued as of September 30, 2010, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. As of September 30, 2010, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced a restructuring plan during fiscal year 2010, and various other restructurings in fiscal years 2002 through 2009.

The Company implemented the FY2010 Restructuring to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during the three months ended December 31, 2009, the Company incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. The Company expects to pay the current accrued charges for employee termination benefits by December 31, 2010. During the third and fourth quarters of fiscal 2010, the Company recognized $1.3 million in facilities charges associated with a facility the Company exited during the year as a result of the FY2010 Restructuring. The lease payments will be paid over the term of the remaining lease. Of the remaining $0.9 million facilities related accrual, the Company expects to pay $0.6 million through June 30, 2011 and $0.3 million from July 2011 through January 2014.

The following table sets forth the restructuring liability activity from June 30, 2010 through September 30, 2010 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 08 Restructuring Plan	FY 09 Restructuring Plan	FY 09 Restructuring Plan	FY 10 Restructuring Plan	FY 10 Restructuring Plan	Total Accrual
	Facility	Facility	Facility	Severance	Facility	Severance
Accrual balances as of June 30, 2010	$33,814	$188	$3,655	$65	$1,110	$116	$38,948
New charges	—	8	423		(30)	—	401
Accretion expense	289	—	21	—	5	—	315
Cash paid, net of sublease income	(2,954)	—	(561)	(8)	(172)	(94)	(3,789)

Balance as of September 30, 2010	$31,149	$196	$3,538	$57	$913	$22	$35,875

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

As of September 30, 2010, the Company has sublease contracts in place for all but three of its exited facilities, which provide for approximately $17.0 million of future sublease income from third parties out of total estimated sublease income of $20.5 million. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at September 30, 2010 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2011 (remaining)	$16,634	$(154)	$(5,099)	$11,381
2012	21,054	(911)	(6,818)	13,325
2013	18,304	(1,174)	(5,126)	12,004
2014	1,565	(992)	—	573
2015	450	(240)	—	210

	$58,007	$(3,471)	$(17,043)	$37,493

Our restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $1.7 million, which will be recorded as restructuring expense over the life of the respective leases.

(10) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of the Company’s revenue, with a resulting fluctuation in the Company’s quarterly effective tax rate.

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2010, the Company has net foreign deferred tax assets recorded of approximately $2.8 million, which consists of $3.0 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; this is offset by $0.2 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2010	$4,173
Additions based on tax positions related to the current year	30
Additions based on tax positions related to prior years	62
Foreign currency fluctuations	140

Balance as of September 30, 2010	$4,405

The total amount of gross unrecognized tax benefits was $4.4 million as of September 30, 2010. Of this $4.4 million, $1.1 million would affect the effective tax rate if realized, and $3.3 million would be recorded as net income from discontinued operations if realized. Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.5 million as of both September 30, 2010 and June 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of management and are subject to risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by these statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, our ability to obtain and expand market acceptance for our products and services, our expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, our business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions. Risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed under the subheading “Risk Factors” in Item 1A, Part II of this Current Report on Form 10-Q, as well as elsewhere in this report. The occurrence of the events described in “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in this section and in “Risk Factors” below and other risks identified from time to time in the Openwave’s public statements and reports filed with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the Securities and Exchange Commission on September 7, 2010, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview of Our Business and Products

Openwave is a global software innovator delivering context-aware mediation and messaging solutions that enable communication service providers and the broader ecosystem to create and deliver smarter services. Over the past few years, we have streamlined our business by selling non-core operations such as our prior Content product line, referred to by the entity name “Musiwave”, in December 2007 and our prior Client operations which provided software for the mobile handset, in June 2008. In fiscal 2009 and fiscal 2010, we also consolidated the number of engineering facilities in order to improve efficiency, coordination, quality, and time-to-market. Although the divestitures of discontinued operations and the cautious spending environment have reduced our revenues over the last year, we intend to grow our business by introducing new products to market, expanding our customer base in new regions, adding a new tier of service provider customers, and monetizing our portfolio of intellectual property. Our success or failure in these endeavors could have a material effect on our financial condition.

We see demand building for mobile data as traditional voice revenues continue to flatten. This demand for data is fueling the growth of the mobile web, with application stores, social networking and video leading the way. The continuous introduction of new devices such as smartphones, tablets and other mobile internet-capable devices encourages users to consume more data. The increase in demand for mobile data may not result in an immediate or direct impact on our financial results, as we are dependent upon how and when the mobile carriers respond to these trends and how, whether, and when they invest in the required infrastructure. Additionally, the sales cycle generally lasts several quarters, and often can be more than one year.

The key performance measures that we use in assessing our business include bookings, backlog, gross margins, operating cash flows and disciplined management of operating expenses. Our goal is to maintain, over time, a book-to-bill ratio of 1:1 or better. This in turn builds backlog and, therefore, predictability of future revenues. Periodically, we book support or hosting agreements that cover multiple years, which can contribute to the variability in the quarterly amount of bookings achieved.

We also strive to maintain gross margins of approximately 60% or better. However, our gross margin will continue to fluctuate from quarter to quarter, depending on the mix of software, services, patent licensing and hardware delivered during the quarter, which is subject to our customers’ schedules and demands. During the three months ended September 30, 2010, our overall gross margin was 67.8%, compared to 54.4% in the three months ended September 30, 2009. The improvement in the gross margin percentage from the prior year’s period is a reflection of a decline in the services mix of total revenue from 47.4% to 27.0%, and an increase in the license mix from 20.9% to 29.7%. Additionally, patents revenue impacted overall gross margin during the three months ended September 30, 2010 by 9.6%.

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

Since its inception in 1994, Openwave and its predecessor companies have invested in and patented certain intellectual property for the mobile internet industry. We have commenced plans to monetize this intellectual property. For example during the three month period ended September 30, 2010 we licensed certain patents to a customer which generated $4.0 million in patent revenue for the period. As we execute our monetization plans, we anticipate the related patent revenue in future periods to be unpredictable and volatile.

Overview of Financial Results During the Three Months Ended September 30, 2010

The following table represents a summary of our operating results from continuing operations for the first three months of fiscal 2011 compared with the first three months of fiscal 2010 (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2010	2009
	(unaudited)
Revenues	$41,528	$49,842	-17%
Cost of revenues	13,478	22,739	-41%

Gross profit	28,050	27,103	3%
Operating expenses	29,571	28,922	2%

Operating loss	(1,521)	(1,819)	-16%
Interest and other expense, net	37	(1,209)	-103%
Income tax expense	681	498	37%

Net loss from continuing operations	$(2,165)	$(3,526)	-39%

Revenues decreased during the three months ended September 30, 2010 compared to the corresponding period of the prior year. Revenues during the three months ended September 30, 2010 included $4.0 million in Patent revenue. See discussion of Revenues below under the Summary of Operating Results.

Overall, operating expenses increased $0.6 million during the three months ended September 30, 2010 compared with the corresponding period of the prior year. This increase can be primarily attributed to increases in research and development spending, offset by decreases in general and administrative spending, as discussed in further detail under Summary of Operating Results below.

Operating Environment During the Three Months Ended September 30, 2010

Although mobile data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. Many operators have moved to flat rate mobile data revenue plans to drive mobile data usage, and the upside is that data usage is on the rise. This increased demand is fueling the dramatic growth of the mobile web, with application stores, social networking and video leading the way. The continuous introduction of new devices (Android-based smartphones, iPhones, tablets and other mobile-capable devices) encourages users to consume more data, driving ever-increasing levels of traffic to mobile networks.

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

In the infrastructure market overall, we believe that we will see continued, but cautious, capital equipment spending levels by the operators. We believe that some of the products Openwave and our competitors sell will continue to be viewed by operators as necessary costs that will maintain, but not grow, monthly ARPU. Other Openwave products and those of our competitors are being viewed as a source for driving revenue by increasing and catering to the needs of mobile internet subscribers.

Selected customer and product highlights during the quarter ended September 30, 2010 include:

•

This past quarter we signed a deal with a deal with a Tier 1 operator in Japan to route all of their IP traffic through Integra. Their decision to flow all IP traffic through Integra was based upon the value of mediating directly in the data path. Openwave® Integra acts as a central control point for traffic management and can enable operators to more efficiently control their networks and better leverage subscriber data to create new monetization opportunities.

•

Building upon our initial success last year with Bouygues Telecom, a leading French mobile operator, we signed a new agreement with Bouygues Telecom for our next-generation IP traffic mediation solution which combines our powerful workflow engine with a flexible policy management system. The solution gives Bouygues the ability to enrich the user experience and manage their network more efficiently by enabling them to potentially offer a variety of tiered subscriber data plans that reflect actual usage.

•

During the quarter we announced via press release that Telefónica España, a leading European mobile operator, selected Openwave® Integra, a next generation traffic mediation and policy management solution designed to allow Telefónica to effectively manage, monitor and monetize mobile traffic. Telefónica chose to upgrade to Integra from Openwave®’s Mobile Access Gateway (MAG) to accommodate mobile data traffic that has increased for the operator by nearly 80 percent since calendar year 2009.

•

We are seeing uptake in our media and web optimization trial program. As of October 28, 2010, we have 34 service providers who have completed or are committed to an optimization trial with Openwave. These trials are allowing our current and prospective customers to witness firsthand that they can maximize bandwidth and reduce costs with our video optimization solution, without degrading the user experience. We have completed a total of 14 trials, 8 of which were completed during the first quarter of fiscal 2011.

•

We began to execute on our program to monetize our intellectual property portfolio. Since Openwave’s inception the company has developed or acquired an intellectual property library containing systems and methods for connecting mobile devices to the Internet.

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

Revenue Recognition

With the exception of the adoption of several accounting pronouncements related to revenue recognition, discussed in Note 1 in the Notes to the condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates since our fiscal year end on June 30, 2010. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our condensed consolidated financial statements included in this Form 10-Q and to our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

During the first quarter of fiscal 2011, we entered into a license agreement with a competitor whereby we licensed method claim rights to certain of our patents for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010 through the life of the patents. As part of our strategy for fiscal 2011 and beyond, we intend to seek monetization opportunities for our intellectual property. This could include licensing our patents as well as seeking damages for past infringements. However, there can be no guarantee that our patent licensing or enforcement efforts will be successful. Further, effectively policing and enforcing our intellectual property is time consuming and costly.

Summary of Operating Results

Three Months Ended September 30, 2010 and 2009

Revenues

We generate four different types of revenues: license revenues are primarily associated with the licensing of our software products to communication service providers; maintenance and support revenues are derived from providing support services to communication service providers; services revenues are primarily a result of providing deployment and integration consulting services to communication service providers; and patents revenues are derived from licensing our intellectual property. Service revenues may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware.

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended September 30,
	2010	2009
Customer:
Sprint Nextel	21%	39%
AT&T	4%	10%

We derived a significant portion of our revenues from sales to U.S. based customers during the three months ended September 30, 2010 and 2009, which itself primarily consists of sales to Sprint Nextel and AT&T as reflected immediately above. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2010	2009
Revenues:
License	$12,332	$10,425	18%
Maintenance and support	13,993	15,798	-11%
Services	11,203	23,619	-53%
Patents	4,000	—	100%

Total Revenues	$41,528	$49,842	-17%

Percent of revenues:
License	30%	21%
Maintenance and support	33%	32%
Services	27%	47%
Patents	10%	—

Total Revenues	100%	100%

License Revenues

License revenues increased by 18% during the three months ended September 30, 2010 as compared with the corresponding period of the prior year. The increase in license revenues is indicative of the variability in revenue recognition of current and prior bookings, and is primarily related to an unusually low amount of license revenue in the prior year period in which certain large projects contributed primarily to services revenue as opposed to a mix of both services and license revenue.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 11% during the three months ended September 30, 2010, as compared with the corresponding periods of the prior year. The decrease in the three months ended September 30, 2010, was primarily a result of non-renewals in some cases, as a large customer upgraded to our new platform technology and therefore reduced its maintenance requirements.

Services Revenues

Services revenue decreased by 53% for the three months ended September 30, 2010, as compared with the corresponding period of the prior year. The decrease in the three months ended September 30, 2010, was primarily due to the completion of various projects since the prior year period.

Patents Revenues

During the first quarter of fiscal 2011, we entered into a license agreement with a competitor whereby we licensed rights to certain of our patents for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010.

Other Key Revenue Metrics

The other key metrics we utilize for purposes of making operating decisions and assessing financial performance include bookings and backlog. Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date under these arrangements. Several of our bookings include the ability for customers to cancel licenses, services or maintenance. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog. For the first quarter of fiscal 2011, bookings were approximately $42.4 million, down $4.9 million, or 10%, from approximately $47.3 million for the first quarter of fiscal 2010. Backlog was approximately $173.6 million as of September 30, 2010, down from $192.5 million as of September 30, 2009. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Revenue resulting from bookings is generally recognized over the subsequent 12 to 18 months, in accordance with our revenue recognition policy.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2010	2009
Cost of revenues:
License	$439	$639	-31%
Maintenance and support	4,152	4,327	-4%
Services	8,887	17,773	-50%

Total Cost of Revenues	$13,478	$22,739	-41%

	Three Months Ended September 30,
	2010	2009
Gross margin per related revenue category:
License	96%	94%
Maintenance and support	70%	73%
Services	21%	25%
Patents	100%	n/a
Total Gross Margin	68%	54%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 31% during the three months ended September 30, 2010, compared with the corresponding period of the prior year. The decrease in cost of license revenues relates to the mix of licenses sold, whereby fewer licenses with third-party royalties were sold during the three months ended September 30, 2010 as compared with the corresponding period of the prior year.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support decreased by 4% during the three months ended September 30, 2010, as compared with the corresponding period of the prior year. The decrease in cost of maintenance and support revenues is primarily related to lower contingent worker costs in the current quarter due to the decline in maintenance and support revenues.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 50% during the three months ended September 30, 2010, as compared with the corresponding period of the prior year. This decrease is primarily in third-party costs and is in-line with the decrease in services revenue of 53% during the same period.

Cost of Patents Revenues

Openwave has invested in and patented certain intellectual property for the mobile internet industry. The administrative cost of filing these patents has not been material. The cost of creating the intellectual property has been reflected in research and development costs over the years as incurred, with the primary purpose of developing intellectual property for sale in the form of enterprise software. Additionally, we recently entered into a significant contract to license the use of our patents to one customer in the quarter ended September 30, 2010 as described above. Contract negotiation costs on all contracts are primarily incurred by our legal department and are reflected in general and administrative costs as incurred. As such, the gross margin on patents is 100% as any direct or indirect associated costs have been expensed as incurred in operating expenses.

Operating Expenses

The following table represents operating expenses for the three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2010	2009
Operating expenses:
Research and development	$11,430	$9,864	16%
Sales and marketing	10,821	10,711	1%
General and administrative	6,612	7,925	-17%
Restructuring and other related costs	708	422	68%

Total Operating Expenses	$29,571	$28,922	2%

Percent of Revenues:
Research and development	28%	20%
Sales and marketing	26%	21%
General and administrative	16%	16%

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

During the three months ended September 30, 2010, research and development costs increased 16% as compared with the corresponding period in the prior year. This increase is attributable to an increase of approximately $1.4 million in contingent worker and consulting expense, as we increased spending on developing and enhancing products.

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

During the three months ended September 30, 2010, sales and marketing costs remained consistent, as compared with the corresponding period of the prior year.

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

During the three months ended September 30, 2010, general and administrative costs decreased 17% compared with the corresponding period in the prior year. This decrease is primarily attributed to a decline of $0.5 million in professional fees due to lower audit and legal costs, and a $0.5 million decline in facilities related costs associated with certain assets having become fully depreciated from the prior year.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended September 30, 2010, increased by 68% over the same period in the prior year. This increase is primarily attributed to a revision to the estimated sublease terms associated with a facility that was exited under a restructuring plan implemented in fiscal year 2009, which resulted in an additional restructuring charge of $0.4 million in the fiscal 2011 quarter with no such comparable charge in the prior year’s period.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets (in thousands):

	Three Months Ended September 30,
	2010	2009
Developed and core technology	$409	$409
Customer contracts—support	11	11

Total amortization of intangible assets	420	420

Amortization in the first quarter of fiscal 2011 was consistent with the prior year’s period.

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

Interest Income

Interest income was approximately $0.2 million for the three months ended September 30, 2010, as compared with $0.3 million for the corresponding period of the prior year. The decrease in interest income is primarily attributed to lower interest rates.

Interest Expense

Interest expense was approximately $0.1 million for both the three months ended September 30, 2010 and 2009. The majority of our interest expense relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Other Expense, net

Other expense, net was approximately $40,000 during the three months ended September 30, 2010, and $1.4 million during the corresponding period of the prior year. Other expense, net for the three months ended September 30, 2009 includes other-than-temporary impairments of $1.5 million recorded on some investments, with no such comparable charges in the current year’s period. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The increase in income tax expense for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, is the result of increased foreign withholding taxes during the three months ended September 30, 2010 associated with the increase in international revenues.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2010, we have foreign deferred tax assets recorded of approximately $3.0 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of September 30, 2010, we have approximately $0.2 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

Discontinued Operations

During fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. During the first quarter of fiscal 2011, $2.0 million of the escrowed funds associated with the sale was distributed to Myriad AG (formerly Purple Labs) and the remaining $2.2 million was released to us, and was recorded as an additional $2.2 million gain on sale of discontinued operation in the condensed consolidated statement of operations.

On December 31, 2007, we sold Musiwave to Microsoft Corporation (“Microsoft”). During the first quarter of fiscal 2010, the escrowed funds associated with the sale were distributed, resulting in a gain on sale of discontinued operations of $4.5 million.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first three months of fiscal year 2011. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased a portion of our restructured facilities which will generate contractual sublease income in aggregate of approximately $17.0 million, resulting in a net future obligation on these properties of approximately $41.0 million through our fiscal year 2013. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2010, relates primarily to payments made in the normal course of business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the three months ended September 30, 2010 and June 30, 2010 (dollars in thousands):

	September 30, 2010	June 30, 2010	Percent Change
Working capital	$80,968	$79,822	1%
Cash and cash investments:
Cash and cash equivalents	$60,286	$60,935	-1%
Short-term investments	45,395	45,211	0%
Long-term investments	11,444	12,865	-11%
Restricted cash and investments	357	357	0%

Total cash and cash investments	$117,482	$119,368	-2%

	Three Months Ended September 30,
	2010	2009
Cash used for operating activities	$(2,865)	$(8,789)
Cash provided by investing activities	$2,146	$3,628
Cash provided by financing activities	$70	$81

We have obtained a majority of our cash and investments through public offerings of common stock, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of proceeds in fiscal 2008 and $11.7 million in fiscal 2009. We also entered into a $40.0 million revolving credit facility on January 23, 2009, which we have amended several times, which has a maturity date of January 23, 2012.

As of September 30, 2010 and June 30, 2010, we had letters of credit outstanding against the revolving credit facility totaling $18.1 million and $17.9 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of September 30, 2010, the Borrowing Base was $37.8 million and the total available for us to borrow on the revolving credit facility was $19.7 million, which is the difference between the Borrowing Base calculation of $37.8 million and the amount of outstanding letters of credit amount of $18.1 million. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for us to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the amount of outstanding letters of credit amount of $17.9 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet certain minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take certain material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of September 30, 2010, we were in compliance with all debt covenants.

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

Working capital

Our working capital, defined as current assets less current liabilities, increased by approximately $1.1 million, or 1%, from June 30, 2010 to September 30, 2010. The increase in working capital balances is primarily attributed to the $2.6 million increase in the net accounts receivable balance, which was a result of timing differences in certain billings. Additionally, we experienced a $1.2 million increase in prepaid and other costs which is a result of the timing of hardware purchases on behalf of customers. Offsetting these working capital increases was an increase in the current portion of deferred revenue of $2.8 million, which was a result of some large maintenance renewal billings during the first quarter of fiscal 2011.

Cash used for operating activities

Cash used for operating activities was $2.9 million during the three months ended September 30, 2010. This use of cash primarily represents $3.4 million of payments on restructuring plans and a $2.4 million increase in accounts receivable, offset in part by an increase of $2.7 million in deferred revenue, each for the reasons described above under “Working capital.”

Cash provided by investing activities

Net cash provided by investing activities during the three months ended September 30, 2010 was $2.2 million, which primarily was due to the $2.2 million payment received from the release of escrowed funds related to the sale of the Client operations.

Cash flows provided by financing activities

Net cash provided by financing activities during the three months ended September 30, 2010 was $70,000, from the exercise of stock options during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other expense, net in the accompanying condensed consolidated statements of operations totaled $40,000 for the three months ended September 30, 2010. As of September 30, 2010, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,300	1.04	10/29/2010
CAD	1,200	1.03	10/29/2010
EUR	825	0.74	10/29/2010
JPY	265,000	83.80	10/29/2010

As of September 30, 2010, the nominal value multiplied by the USD exchange rate of these forward contracts was $6.7 million. Our mark-to-market net unrealized gain on these contracts as of September 30, 2010 was $25,000.

In comparison, as of June 30, 2010, we had the following forward contracts (in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	3,300	1.15	7/30/2010
CAD	1,200	1.04	7/30/2010
EUR	1,300	0.81	7/30/2010
JPY	180,000	89.15	7/30/2010

As of June 30, 2010, the nominal value multiplied by the USD exchange rate of these forward contracts was $7.6 million. Our mark-to-market net unrealized gain on these contracts as of June 30, 2010 was $0.1 million.

(b) Interest Rate Risk

As of September 30, 2010, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $117.5 million compared to $119.4 million at June 30, 2010. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2010 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	September 30, 2010 Total	September 30, 2010 Total
U.S. Government Agencies	$15,372	$3,162	$—	$18,534	$18,534
Certificates of Deposit	940	—	—	940	940
Commercial Paper	7,343	—	—	7,343	7,343
Corporate Bonds	19,571	2,471	169	22,211	22,342
Auction Rate Securities	—	—	11,069	11,069	9,279

	$43,226	$5,633	$11,238	$60,097	$58,438

Weighted-average interest rate			0.8%

Additionally, we had $0.4 million of restricted investments that were included within long-term restricted cash and investments on the condensed consolidated balance sheet as of September 30, 2010. $0.2 million of the restricted investments comprised a certificate of deposit to collateralize letters of credit for facility leases and $0.2 million comprised a restricted investment to secure a warranty bond pursuant to a customer contract. The weighted average interest rate on our restricted investments was 0.3% at September 30, 2010. There have been no significant changes in risk exposure since September 30, 2010.

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

As of September 30, 2010, $9.3 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results, which remained unchanged from June 30, 2010. These ARS were issued by four different entities and are held by two investment firms on our behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loan programs. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded a $1.5 million other-than-temporary loss in the condensed consolidated statements of operations during the three months ended September 30, 2009 related to these securities. As of September 30, 2010 these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

See discussion of Litigation in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, which disclosure is incorporated by reference here. These matters were also discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 1A. Risk Factors

The following risks factors were set forth in Part I, Item 1A, “Risk Factors” in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which could materially affect Openwave’s business, financial condition or future results. These risks are not the only risks facing Openwave; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect Openwave’s business, financial condition, and/or operating results. These risks have not changed substantively from those set forth in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel and AT&T accounted for approximately 31% and 8%, respectively, of our total revenues during the fiscal year ended June 30, 2010, and approximately 21% and 4%, respectively, of our total revenues during the fiscal quarter ended September 30, 2010. By virtue of their size and the significant portion of our revenue that we derive from these customers, these customers are able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of September 30, 2010, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

Although our efforts, on occasion, have been complicated by the marketing efforts of our competitors, we expect that we will continue to compete primarily on the basis of quality, breadth of product and service offerings, functionality, price, strength of customer relationships and time to market.

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

International sales accounted for approximately 54%, 51% and 46% of our total revenues for the quarter ended September 30, 2010 and fiscal year’s ended June 30, 2010 and 2009, respectively. We currently maintain offices outside of the United States and have sales, engineering and professional services personnel in several countries. Approximately one-half of our employees are located internationally, with 25% of our employees based in our facilities in Belfast, Northern Ireland. We have limited experience operating in foreign jurisdictions and are expanding our international operations into areas in which we have little or no operating history. Our ability to manage a global organization is difficult, time consuming and expensive and is subject to a number of risks including, but not limited to:

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

Our efforts to monetize our patents may not be successful and our technology could be misappropriated, which may lead to expensive and time-consuming litigation.

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally-developed technology. We rely on a combination of patent, copyright and trade secret laws to protect our intellectual property or proprietary rights in such technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements and reliable product support and maintenance are just as essential to maintaining a technology leadership position. We also rely on trademark law to protect the value of our corporate brand and reputation. In addition, we have recently placed increased emphasis on monetizing our patents by pursuing patent licensing agreements. These efforts may not result in additional revenues, and may also result in counter-claims being raised by third parties.

Despite our efforts to license and protect our intellectual property and proprietary rights, unauthorized parties may copy or otherwise obtain and use our products, technology or trademarks. Effectively policing and enforcing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

At June 30, 2010, and September 30, 2010, we held auction-rate securities with a fair market value of approximately $9.3 million and a par value of $12.5 million. Between September 30, 2008 and December 31, 2009, we determined that the declines in the fair value of these investments were other-than-temporary and recorded impairment charges equal to $1.4 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse affect on our financial condition.

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

Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	delays in or cancellation of orders from key customers;

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launch, market acceptance or implementation by our customers of our products and services;

•	changes in demand and purchasing patterns of our customers for our products;

•	changes in our revenue mix among license, maintenance and support and professional services;

•	restructuring or impairment charges we may take;

•	revenue recognition and other accounting policies;

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks, technologies or handsets for which our solutions are designed;

•	development of new relationships and penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of new governmental, statutory and industry association requirements;

•	the relative mix of our North America and international engagements which typically carry lower margins;

•	fluctuations in currency exchange rates; and

•	industry and economic conditions, including competitive pressures.

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

Date: November 4, 2010

OPENWAVE SYSTEMS INC.

By:	/s/ ANNE BRENNAN
Anne Brennan Chief Financial Officer (Principal Financial and Chief Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2010 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.