Form 10-Q
period 2010-12-31
OPENWAVE SYSTEMS INC
filed 2011-02-08
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of January 31, 2011 there were 84,821,257 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$55,541	$60,935
Short-term investments	43,938	45,211
Accounts receivable, net of allowance for doubtful accounts	22,627	31,160
Prepaid and other current assets	19,195	18,018

Total current assets	141,301	155,324
Property and equipment, net	7,873	8,365
Long-term investments, and restricted cash and investments	13,876	13,222
Deposits and other assets	7,564	9,231
Goodwill	267	267
Intangible assets, net	1,371	2,200

Total assets	$172,252	$188,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,244	$4,658
Accrued liabilities	21,258	20,584
Accrued restructuring costs	14,258	15,128
Deferred revenue	32,838	35,132

Total current liabilities	70,598	75,502
Accrued restructuring costs, net of current portion	18,547	23,820
Deferred revenue, net of current portion	7,887	11,800
Deferred rent obligations and other	4,687	4,728

Total liabilities	101,719	115,850

Commitments and contingencies

Stockholders’ equity:
Common stock	85	84
Additional paid-in capital	3,189,367	3,187,265
Accumulated other comprehensive loss	(2,381)	(2,515)
Accumulated deficit	(3,116,538)	(3,112,075)

Total stockholders’ equity	70,533	72,759

Total liabilities and stockholders’ equity	$172,252	$188,609

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
License	$10,072	$13,283	$22,404	$23,708
Maintenance and support	13,913	16,168	27,906	31,966
Services	15,925	20,291	27,128	43,910
Patents	1	—	4,001	—

Total revenues	39,911	49,742	81,439	99,584

Cost of revenues:
License	481	665	920	1,304
Maintenance and support	3,981	4,668	8,133	8,995
Services	11,594	15,075	20,481	32,848

Total cost of revenues	16,056	20,408	29,534	43,147

Gross profit	23,855	29,334	51,905	56,437

Operating expenses:
Research and development	10,439	9,667	21,869	19,531
Sales and marketing	11,357	11,052	22,178	21,763
General and administrative	5,457	6,710	12,069	14,635
Restructuring and other related costs	856	1,353	1,564	1,775

Total operating expenses	28,109	28,782	57,680	57,704

Operating income (loss) from continuing operations	(4,254)	552	(5,775)	(1,267)
Interest income	105	214	265	482
Interest expense	(80)	(73)	(163)	(175)
Other income (expense), net	185	(361)	145	(1,736)

Income (loss) from continuing operations before provision for income taxes	(4,044)	332	(5,528)	(2,696)
Income tax expense	491	119	1,172	617

Net income (loss) from continuing operations	(4,535)	213	(6,700)	(3,313)

Discontinued operations:
Gain on sale of discontinued operation, net of tax	—	—	2,236	4,516

Net income (loss)	$(4,535)	$213	$(4,464)	$1,203

Basic net income (loss) per share from:
Continuing operations	$(0.05)	$0.00	$(0.08)	$(0.04)
Discontinued operations	—	—	0.03	0.05

Net income (loss)	$(0.05)	$0.00	$(0.05)	$0.01

Diluted net income (loss) per share from:
Continuing operations	$(0.05)	$0.00	$(0.08)	$(0.04)
Discontinued operations	—	—	0.03	0.05

Net income (loss)	$(0.05)	$0.00	$(0.05)	$0.01

Shares used in computing basic net income (loss) per share	84,324	83,408	84,170	83,352

Shares used in computing diluted net income (loss) per share	84,324	84,910	84,170	83,352

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(202)	$—	$(2,026)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	360

Net other-than-temporary impairments	—	(202)	—	(1,666)
Other investment gain	—	(449)	—	(370)

Total net investment losses in Other income (expense), net	$—	$(651)	$—	$(2,036)

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,464)	$1,203
Gain on sale of discontinued operation	(2,236)	(4,516)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	3,383	3,824
Stock-based compensation	1,279	985
Non-cash restructuring charges	605	760
Accelerated depreciation on restructured property and equipment	—	181
Recovery of doubtful accounts, net	(213)	(319)
Loss on disposal of property and equipment	—	989
Amortization of premiums/discounts on investments, net	684	224
Realized losses and impairments of non-marketable securities	—	2,036
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	8,746	1,024
Prepaid assets, deposits, and other assets	490	4,404
Accounts payable	(1,841)	(1,656)
Accrued liabilities	636	(1,561)
Accrued restructuring costs	(6,748)	(7,859)
Deferred revenue	(6,207)	(2,242)

Net cash used for operating activities	(5,886)	(2,523)

Cash flows from investing activities:
Purchases of property and equipment	(2,635)	(921)
Proceeds from sale of discontinued operation, net	2,236	4,516
Purchases of short-term investments	(17,479)	(23,938)
Proceeds from sales and maturities of short-term investments	23,332	10,348
Purchases of long-term investments	(6,057)	(10,379)
Proceeds from sales and maturities of long-term investments	57	2,541
Release of restricted cash and investments	216	409

Net cash used for investing activities	(330)	(17,424)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	601	129
Employee stock purchase plan	221	121

Net cash provided by financing activities	822	250

Net decrease in cash and cash equivalents	(5,394)	(19,697)
Cash and cash equivalents at beginning of period	60,935	91,545

Cash and cash equivalents at end of period	$55,541	$71,848

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2010 and June 30, 2010, and the results of operations for the three and six months ended December 31, 2010 and 2009 and cash flows for the six months ended December 31, 2010 and 2009. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The Company derives approximately half of its revenues from U.S. customers, which consists primarily of sales to Sprint Nextel. Individual sales to this customer can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability.

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

During the first quarter of fiscal 2011, the Company entered into a license agreement with a competitor whereby the Company licensed rights to certain of its patents for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010. Under this agreement, the Company agreed with the competitor not to assert certain patents against the competitor or its customers for their use of the competitor’s products for 3.5 years. As part of the Company’s strategy for fiscal 2011 and beyond, the Company intends to seek monetization opportunities for its intellectual property. This could include licensing the Company’s patents as well as seeking damages for past infringements. However, there can be no guarantee that the Company’s patent licensing or enforcement efforts will be successful. Further, effectively policing and enforcing the Company’s intellectual property is time consuming and costly.

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Stock-based compensation related to:
Grants of nonvested stock	$42	$(14)	$98	$38
Stock options granted to employees and directors	582	415	1,105	844
Employee stock purchase plan	(6)	37	76	103

Stock-based compensation recognized in the condensed consolidated statements of operations	$618	$438	$1,279	$985

During the three and six months ended December 31, 2010 and 2009, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a)	Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Expected volatility	60.6 - 62.5%	65.8 - 76.4%	60.6 - 65.4%	65.8 - 76.4%
Expected dividends	—	—	—	—
Expected term (in years)	3.90 - 6.16	3.66 - 6.01	3.90 - 6.16	3.52 - 6.01
Risk-free rate	1.1 - 1.8%	1.6 - 2.6%	1.1 - 1.8%	1.6 - 2.6%

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

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the six months ended December 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model.

The expected term is six months, coinciding with each offering period. Expected volatilities are based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock, when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. These amounts and assumptions are noted in the following table.

	For the Three and Six Months Ended
	December 31,
	2010	2009
Expected volatility	47.1%	62.5%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.2%	0.2%

(c)	Equity awards activity

A summary of option activity from July 1, 2010 to December 31, 2010 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at July 1, 2010	8,828	$3.51
Options granted	3,360	2.06
Exercised	(361)	1.67
Forfeited, canceled or expired	(468)	4.13

Outstanding at December 31, 2010	11,359	$3.11	8.01	$4,201

Vested and expected to vest at December 31, 2010	9,875	$3.27	7.84	$3,741

Exercisable at December 31, 2010	5,081	$4.49	6.82	$2,007

The weighted average grant date fair values of options granted during the six months ended December 31, 2010 and 2009 were $0.86 and $1.37, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2010 to December 31, 2010 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at July 1, 2010	222	$1.98
Nonvested shares granted	108	2.37
Vested	(79)	1.98
Forfeited	(23)	2.07

Nonvested at December 31, 2010	228	$2.14

The total fair value of shares vested during the six months ended December 31, 2010 and 2009 was $0.2 million and $0.1 million, respectively. As of December 31, 2010, there was $5.0 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Stock-based compensation by category:
Maintenance and support services	$40	$32	$85	$70
Services	46	36	105	112
Research and development	115	42	246	140
Sales and marketing	161	127	317	273
General and administrative	256	201	526	390

	$618	$438	$1,279	$985

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

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“Update 2010-28”). Update 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Update 2010-28 is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted average shares used in computing basic net income (loss) per common share	84,324	83,408	84,170	83,352
Dilutive effect of restricted stock subject to repurchase	—	198	—	—
Dilutive effect of employee stock options	—	1,304	—	—

Weighted average shares used in computing diluted net income (loss) per share	84,324	84,910	84,170	83,352

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	213	—	215	195
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	3,901	—	2,726	5,196
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	7,410	3,696	8,097	3,572

(3) Discontinued Operations

a)	Client Operations

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

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Gain on sale of discontinued operation	$—	$—	$2,236	$—

Total income from discontinued operation	$—	$—	$2,236	$—

As of December 31, 2010, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

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

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Gain on sale of discontinued operation	$—	$—	$—	$4,516

Total income from discontinued operation	$—	$—	$—	$4,516

As of December 31, 2010, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Japan and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
United States	$18,817	$26,197	$37,821	$54,116
Americas, excluding the United States	4,414	4,430	9,352	8,835
Europe, Middle East, and Africa	5,457	6,453	11,329	13,420
Japan	8,357	10,467	17,554	18,265
Asia Pacific, excluding Japan	2,866	2,195	5,383	4,948

Total revenues	$39,911	$49,742	$81,439	$99,584

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had one significant customer, as shown in the following table:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2010	2009	2010	2009
Customer:
Sprint Nextel	27%	36%	24%	38%

As noted in the tables above, the Company has derived a significant portion of its revenues from sales to U.S.-based customers during the six months ended December 31, 2010 and 2009, of which slightly more than half consisted of sales to Sprint Nextel. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

(5) Balance Sheet Components

(a)	Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	December 31, 2010	June 30, 2010

Accounts receivable	$15,257	$26,935
Unbilled accounts receivable	8,265	5,272
Allowance for doubtful accounts	(895)	(1,047)

	$22,627	$31,160

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	December 31, 2010	June 30, 2010

Customer:
Sprint Nextel	16%	22%
Telefonica Moviles Espana	9%	14%
AT&T	12%	3%
Itochu	15%	10%

(b)	Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2010 to December 31, 2010 (in thousands):

	Balance as of June 30, 2010	Amortization	Balance as of December 31, 2010

Goodwill	$267	$—	$267
Intangible assets:
Developed and core technology	2,183	(812)	1,371
Customer contracts - support	17	(17)	—

	$2,467	$(829)	$1,638

Total amortization related to intangible assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Developed and core technology	$403	$409	$812	$818
Customer contracts - support	6	11	17	22

Total amortization of intangible assets	409	420	829	840

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	December 31, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed and core technology	$19,294	$(17,923)	$1,371	$19,294	$(17,111)	$2,183
Customer contracts - support	220	(220)	—	220	(203)	17

	$19,514	$(18,143)	$1,371	$19,514	$(17,314)	$2,200

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of December 31, 2010 (in thousands):

Fiscal Year	Amortization
2011 (remaining)	$818
2012	553

$1,371

(c)	Deferred Revenue

As of December 31, 2010 and June 30, 2010, the Company had deferred revenue of $40.7 million and $46.9 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $5.3 million and $7.6 million as of December 31, 2010 and June 30, 2010, respectively.

(d)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	December 31, 2010	June 30, 2010

Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than-temporarily impaired	$180	$46
Unrealized loss on marketable securities other-than-temporarily impaired	(1,790)	(1,790)

Net unrealized loss on marketable securities	(1,610)	(1,744)
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(2,381)	$(2,515)

Comprehensive loss is comprised of net income (loss) and changes in unrealized loss on marketable securities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$(4,535)	$213	$(4,464)	$1,203
Other comprehensive income:
Change in unrealized loss on marketable securities	49	1,491	134	2,751

Total comprehensive income	$(4,486)	$1,704	$(4,330)	$3,954

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	December 31, 2010 Total	December 31, 2010 Total
U.S. Government Agencies	$14,374	$2,841	$299	$17,514	$17,521
Commercial Paper	10,195	998	—	11,193	11,194
Corporate Bonds	15,105	6,068	2,301	23,474	23,608
Auction Rate Securities	—	—	11,069	11,069	9,279

	$39,674	$9,907	$13,669	$63,250	$61,602

	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$17,514	$8	$(1)	$17,521
Commercial Paper	11,193	1	—	11,194
Corporate Bonds	23,474	148	(14)	23,608
Auction Rate Securities	11,069	—	(1,790)	9,279

	$63,250	$157	$(1,805)	$61,602

	June 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$18,094	$15	$(3)	$18,106
Commercial Paper	8,094	—	—	8,094
Certificates of Deposit	1,930	—	—	1,930
Corporate Bonds	22,613	81	(47)	22,647
Auction Rate Securities	11,069	—	(1,790)	9,279

	$61,800	$96	$(1,840)	$60,056

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

During the six months ended December 31, 2010 there were no OTTI charges in earnings. During the six months ended December 31, 2009, the Company had OTTI charges in earnings of $1.7 million recorded in other income (expense), net.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	$14,578	$(14)	$—	$—	$14,578	$(14)
U.S. Government Agencies	8,451	(1)	—	—	8,451	(1)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$23,029	$(15)	$9,279	$(1,790)	$32,308	$(1,805)

As of December 31, 2010, the Company had 28 investments in an unrealized loss position.

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$3,803	$(3)	$—	$—	$3,803	$(3)
Corporate Bonds	16,311	(43)	1,214	(4)	17,525	(47)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$20,114	$(46)	$10,493	$(1,794)	$30,607	$(1,840)

As of June 30, 2010, the Company had 32 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of June 30, 2010	$(7,791)
OTTI charges related to securities with previous credit losses	—

Cumulative OTTI credit losses recognized as of December 31, 2010	$(7,791)

The redemption of an enhanced cash money market fund resulted in proceeds of $1.4 million and the recognition of realized gains of $0.1 million in the first quarter of fiscal 2010.

In December 2009, one of the ARS was tendered and resulted in proceeds of $2.3 million and recognition of realized loss of $0.4 million in the second quarter of fiscal 2010. In December 2009, the Company had the intent to sell three of the ARS investments and in January 2010, four of the ARS were sold. The sale of these ARS resulted in proceeds of $3.0 million and recognition of an OTTI charge of $0.2 million in the second quarter of fiscal 2010.

There were no realized gains or realized losses recorded during the six months ended December 31, 2010 from the sales of available-for-sale securities. Realized gains and losses are included in other income (expense), net in the condensed consolidated statement of operations.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$45,373	$—	$—	$45,373
Certificates of Deposit	—	141	—	141
Corporate Bonds	23,306	—	302	23,608
Commercial Paper	11,194	—	—	11,194
U.S. Government Agencies	17,521	—	—	17,521
Auction Rate Securities	—	—	9,279	9,279

	$97,394	$141	$9,581	$107,116

The table above includes $0.1 million of restricted cash related to the Level 2 Certificates of Deposit.

Auction Rate Securities

As of December 31, 2010, $9.3 million in auction rate securities, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

These ARS were issued by four different entities and are held by two investment firms on the Company’s behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of December 31, 2010, these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The Company’s ARS were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2010. The fair value was $9.3 million as of December 31, 2010 and June 30, 2010.

(7) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of December 31, 2010, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender.

As of December 31, 2010, the Company had letters of credit outstanding against the revolving credit facility totaling $17.9 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of December 31, 2010, the Borrowing Base was $34.6 million and the total available for the Company to borrow on the revolving credit facility was $16.7 million, which is the difference between the Borrowing Base calculation of $34.6 million and the amount of outstanding letters of credit amount of $17.9 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of December 31, 2010, the Company was not in compliance with the required minimum four quarter EBITDA covenant and subsequently received a waiver from Silicon Valley Bank for the EBITDA covenant requirement as of December 31, 2010. There can be no guarantee that Silicon Valley Bank will issue another waiver in the future, if needed.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal have been filed by putative class members, challenging the settlement and the judgment. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of December 31, 2010.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court.

No amount has been accrued as of December 31, 2010, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. As of December 31, 2010, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced a restructuring plan during fiscal year 2010, and various other restructurings in fiscal years 2002 through 2009.

The Company implemented the FY2010 Restructuring to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during the three months ended December 31, 2009, the Company incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. During the third and fourth quarters of fiscal 2010, the Company recognized $1.3 million in facilities charges associated with a facility the Company exited during the year as a result of the FY2010 Restructuring. The lease payments will be paid over the term of the remaining lease. Of the remaining $1.1 million facilities related accrual, the Company expects to pay $0.4 million through June 30, 2011 and $0.7 million from July 2011 through January 2014.

The following table sets forth the restructuring liability activity from June 30, 2010 through December 31, 2010 (in thousands):

	FY 02 to FY 06	FY 08	FY 09	FY 09	FY 10	FY 10
	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring
	Plans	Plan	Plan	Plan	Plan	Plan	Total
	Facility	Facility	Facility	Severance	Facility	Severance	Accrual
Accrual balances as of June 30, 2010	$33,814	$188	$3,655	$65	$1,110	$116	$38,948
New charges	—	8	423		(30)	—	401
Accretion expense	289	—	21	—	5	—	315
Cash paid, net of sublease income	(2,954)	—	(561)	(8)	(172)	(94)	(3,789)

Balance as of September 30, 2010	$31,149	$196	$3,538	$57	$913	$22	$35,875

New charges	2	—	262	—	313	(18)	559
Accretion expense	264	—	21	—	5	—	290
Cash paid, net of sublease income	(2,954)	(196)	(552)	(44)	(169)	(4)	(3,919)

Balance as of December 31, 2010	$28,461	$—	$3,269	$13	$1,062	$—	$32,805

As of December 31, 2010, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $17.1 million of future sublease income from third parties out of total estimated sublease income of $18.4 million. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at December 31, 2010 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Estimated Sublease Income	Contractual Sublease Income	Estimated Future Net Cash Outflow
2011 (remaining)	$11,026	$(56)	$(3,467)	$7,503
2012	21,103	(319)	(7,115)	13,669
2013	18,344	(542)	(5,605)	12,197
2014	1,629	(325)	(666)	638
2015	500	—	(280)	220

	$52,602	$(1,242)	$(17,133)	$34,227

Our restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $1.4 million, which will be recorded as restructuring expense over the life of the respective leases.

(10) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of the Company’s revenue, with a resulting fluctuation in the Company’s quarterly effective tax rate.

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2010, the Company has net foreign deferred tax assets recorded of approximately $2.7 million, which consists of $2.8 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; this is offset by $0.1 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2010	$4,173
Additions based on tax positions related to the current year	107
Additions based on tax positions related to prior years	92
Lapse of statute of limitations	(241)
Foreign currency fluctuations	81

Balance as of December 31, 2010	$4,212

The total amount of gross unrecognized tax benefits was $4.2 million as of December 31, 2010. Of this $4.2 million, $1.0 million would affect the effective tax rate if realized, and $3.2 million would be recorded as net income from discontinued operations if realized. It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may significantly decrease due to the expirations of statutes of limitation. Up to $3.7 million of the unrecognized tax benefits are subject to such expiration within the next twelve months. Conversely, it is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may significantly increase due to the progression of audits in process. The Company cannot reasonably estimate a range of potential increases, but does not anticipate a material increase.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.6 million as of December 31, 2010 and $0.5 million as of June 30, 2010.

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

(11) Subsequent Events

On January 28, 2011, the Company committed to a restructuring plan to consolidate the Company’s resources, primarily in development, and improve operating efficiencies (the “Restructuring Plan”). The Restructuring Plan contemplates an approximate 7% reduction in workforce. The Company expects to incur approximately $2.0 million in restructuring charges related to employee severance arrangements for employees impacted by the Restructuring Plan during the three months ending March 31, 2011, which will comprise future cash expenditures.

The Company expects to substantially complete the activities related to the Restructuring Plan by June 30, 2011. The associated charges are expected to be recorded in the Company’s third quarter results for fiscal year 2011.

The activities related to the Restructuring Plan, and other planned efficiencies, are expected to result in approximately $12.0 million in annual costs savings.

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

Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date under these arrangements. For the second quarter of fiscal 2011, bookings were approximately $40.2 million, down $6.3 million, or 14%, from approximately $46.5 million for the second quarter of fiscal 2010. Backlog was approximately $174.0 million as of December 31, 2010, down from $188.5 million as of December 31, 2009. Many of our bookings include the ability for customers to cancel services or maintenance. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog. For example, during the second fiscal quarter of 2011, our largest booking was the renewal of maintenance for several products for three years, totaling $25.4 million. After the first year, the customer may terminate the renewal for convenience. While we do not expect any material terminations from this booking, it is possible for the customer to do so without penalty. Support or hosting agreements that cover multiple years can contribute to the variability in the quarterly amount of bookings achieved, as well as the timing of revenue, billings and collections from those bookings. Generally, revenue resulting from bookings are recognized and collected over the subsequent 12 to 18 months, in accordance with our revenue recognition policy, unless the booking covers multiple years. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Bookings that span multiple years are generally recognized, billed and collected over the same period. Since 63% of our bookings in the second quarter of fiscal 2011 related to the $25.4 million booking discussed above, this contributed to reduced accounts receivable as of December 31, 2010. As a result of this reduction, we expect collections to be lower than usual in the third quarter of fiscal 2011. We expect the mix of bookings among license, services and maintenance to return to more traditional proportions for the balance of the fiscal year.

The table below presents our gross margin on a GAAP basis and provides a reconciliation to the key metric monitored by management. Because amortization of intangibles and stock-based compensation are non-cash items, management excludes them from the metric in order to compare Openwave with other companies, as many other companies also exclude these items.

	Three Months Ended December 31,
	2010		2009
	(dollars in thousands)		(dollars in thousands)
Gross Margin	$23,855	59.8%	$29,334	59.0%
Amortization of intangibles included in Cost of revenues	409	1.0%	420	0.8%
Stock based compensation included in Cost of revenues	86	0.2%	68	0.2%

Management Metric	$24,350	61.0%	$29,822	60.0%

We also strive to maintain gross margins excluding the impact of amortization of intangibles and stock based compensation of approximately 60% or better. However, our gross margin will continue to fluctuate from quarter to quarter, depending on the mix of software, services, patent licensing and hardware delivered during the quarter, which is subject to our customers’ schedules and demands. During the three months ended December 31, 2010, our overall gross margin excluding the impact of amortization of intangibles and stock based compensation was 61.0%, compared to 60.0% in the three months ended December 31, 2009.

Since its inception in 1994, Openwave and its predecessor companies have invested in and patented certain intellectual property for the mobile internet industry. We have commenced plans to monetize this intellectual property. For example, during the first quarter of fiscal 2011 we licensed certain patents to a competitor which generated $4.0 million in patent revenue for the period. As we execute our monetization plans, we anticipate the related patent revenue in future periods to be unpredictable and volatile.

Overview of Financial Results During the Three and Six Months Ended December 31, 2010

The following table represents a summary of our operating results from continuing operations for the three and six months ended December 31, 2010 compared with the three and six months ended December 31, 2009 (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2010	2009	Change	2010	2009	Change
	(unaudited)			(unaudited)
Revenues	$39,911	$49,742	-20%	$81,439	$99,584	-18%
Cost of revenues	16,056	20,408	-21%	29,534	43,147	-32%

Gross profit	23,855	29,334	-19%	51,905	56,437	-8%

Operating expenses	28,109	28,782	-2%	57,680	57,704	0%

Operating income (loss)	(4,254)	552	-871%	(5,775)	(1,267)	356%

Interest and other expense, net	210	(220)	-195%	247	(1,429)	-117%
Income tax expense	491	119	313%	1,172	617	90%

Net income (loss) from continuing operations	$(4,535)	$213	-2229%	$(6,700)	$(3,313)	102%

Revenues decreased during the three and six months ended December 31, 2010 compared to the corresponding periods of the prior year. Revenues during the six months ended December 31, 2010 included $4.0 million in Patent revenue. See discussion of Revenues below under the Summary of Operating Results.

Overall, operating expenses decreased $0.7 million during the three months ended December 31, 2010 compared with the corresponding period of the prior year. This decrease can be primarily attributed to decreases in general and administrative spending, as discussed in further detail under Summary of Operating Results below. Operating expenses for the six months ended December 31, 2010 remained relatively consistent when compared with the same period in the prior year due to increases in research and development expenses, offset in part by decreases in general and administrative spending, in the first quarter of fiscal 2011.

Operating Environment During the Three and Six Months Ended December 31, 2010

Although mobile data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. Many operators moved to flat rate mobile data revenue plans which have successfully driven mobile data usage. This increased demand is fueling the dramatic growth of mobile web traffic, with application stores, social networking and video leading the way. The continuous introduction of new devices (Android-based smartphones, iPhones, tablets and other connected devices) encourages users to consume more data, driving ever-increasing levels of traffic to mobile networks.

Mobile networks were built and managed on the underlying assumption of predictable consumption. Even some 3G networks will not be able to handle the expected increase in mobile traffic. Although operators have announced their planned migrations to next-generation 4G networks, upgrades of their software infrastructure continue to be incremental, with minimal commitment and smaller capacity purchases.

In the infrastructure market overall, we expect to see continued, but cautious capital equipment spending levels by the operators. We believe that some of the products Openwave and our competitors sell will continue to be viewed by operators as necessary costs that will maintain, but not grow, monthly ARPU. Other Openwave products and those of our competitors are being viewed as ways to drive additional revenue though innovative ways to monetize the increasing demand for mobile services.

Recent Executive Officer Changes

On January 31, 2011, the employment of Martin McKendry, Senior Vice President Engineering, terminated with the Company.

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

Summary of Operating Results

Three and Six Months Ended December 31, 2010 and 2009

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had one significant customer, as shown in the following table:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2010	2009	2010	2009
Customer:
Sprint Nextel	27%	36%	24%	38%

We derived a significant portion of our revenues from sales to U.S. based customers during the three and six months ended December 31, 2010 and 2009, which itself primarily consists of sales to Sprint Nextel as reflected immediately above. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended December 31,		Percent	Six Months Ended December 31,		Percent
	2010	2009	Change	2010	2009	Change
Revenues:
License	$10,072	$13,283	-24%	$22,404	$23,708	-6%
Maintenance and support	13,913	16,168	-14%	27,906	31,966	-13%
Services	15,925	20,291	-22%	27,128	43,910	-38%
Patents	1	—	100%	4,001	—

Total Revenues	$39,911	$49,742	-20%	$81,439	$99,584	-18%

Percent of revenues:
License	25%	27%		28%	24%
Maintenance and support	35%	33%		34%	32%
Services	40%	40%		33%	44%
Patents	0%	—		5%	—

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues decreased by 24% during the three months ended December 31, 2010 as compared with the corresponding period of the prior year. The decrease in license revenues is primarily a result of reduced license bookings during the three months ended December 31, 2010.

License revenues decreased by 6% during the six months ended December 31, 2010 as compared with the corresponding period of the prior year. The decrease in license revenue during this period was experienced during the second fiscal quarter, and was driven by the reduced license bookings during the three months ended December 31, 2010.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 14% and 13%, respectively, during the three and six months ended December 31, 2010, as compared with the corresponding periods of the prior year. These decreases were primarily a result of non-renewals in some cases, as a large customer upgraded to our new platform technology and therefore reduced its maintenance requirements.

Services Revenues

Services revenue decreased by 22% and 38%, respectively, for the three and six months ended December 31, 2010, as compared with the corresponding periods of the prior year. These decreases were primarily due to the completion of various projects since the prior year periods.

Patents Revenues

During the first quarter of fiscal 2011, we entered into a license agreement with a competitor whereby we licensed rights to certain of our patents for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010. Patent revenues during the second quarter of fiscal 2011 relate to royalties reported during the quarter under this agreement. There were no new license agreements entered into during the second quarter of fiscal 2011. We intend to continue to seek monetization opportunities for our intellectual property; however, there can be no guarantee that our efforts will be successful.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2010	2009	Change	2010	2009	Change
Cost of revenues:
License	$481	$665	-28%	$920	$1,304	-29%
Maintenance and support	3,981	4,668	-15%	8,133	8,995	-10%
Services	11,594	15,075	-23%	20,481	32,848	-38%

Total Cost of Revenues	$16,056	$20,408	-21%	$29,534	$43,147	-32%

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Gross margin per related revenue category:
License	95%	95%	96%	94%
Maintenance and support	71%	71%	71%	72%
Services	27%	26%	25%	25%
Patents	100%	n/a	100%	n/a
Total Gross Margin	60%	59%	64%	57%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues decreased by 28% during the three months ended December 31, 2010, compared with the corresponding period of the prior year. The decrease in cost of license revenues primarily results from the 24% decrease in license revenues during the same period.

Costs of license revenues decreased by 29% during the six months ended December 31, 2010, compared with the corresponding period of the prior year. This decline is primarily related to the corresponding 6% decrease in license revenue during the same period, as well as a reduction in the amount of third-party software products sold during the current quarter’s period.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support decreased by 15% and 10%, respectively, during the three and six months ended December 31, 2010, as compared with the corresponding periods of the prior year. The decrease in cost of maintenance and support revenues is primarily related to employee resources being temporarily transferred to the services organization to assist in providing installation services for customers.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services decreased by 23% and 38%, respectively, during the three and six months ended December 31, 2010, as compared with the corresponding periods of the prior year. These decreases are in-line with the decreases in services revenue of 22% and 38%, respectively, during the same periods.

Cost of Patents Revenues

Openwave has invested in and patented certain intellectual property for the mobile internet industry. The administrative cost of filing these patents has not been material. The cost of creating the intellectual property has been reflected in research and development costs over the years as incurred, with the primary purpose of developing intellectual property for sale in the form of enterprise software. Additionally, we recently entered into a significant contract to license the use of our patents to one of our competitors in the first quarter of fiscal 2011 as described above. Contract negotiation costs on all contracts are primarily incurred by our legal department and are reflected in general and administrative costs as incurred. As such, the gross margin on patents is 100% as any direct or indirect associated costs have been expensed as incurred in operating expenses.

Operating Expenses

The following table represents operating expenses for the three and six months ended December 31, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2010	2009	Change	2010	2009	Change
Operating expenses:
Research and development	$10,439	$9,667	8%	$21,869	$19,531	12%
Sales and marketing	11,357	11,052	3%	22,178	21,763	2%
General and administrative	5,457	6,710	-19%	12,069	14,635	-18%
Restructuring and other related costs	856	1,353	-37%	1,564	1,775	-12%

Total Operating Expenses	$28,109	$28,782	-2%	$57,680	$57,704	0%

Percent of Revenues:
Research and development	26%	19%		27%	20%
Sales and marketing	28%	22%		27%	22%
General and administrative	14%	13%		15%	15%

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

During the three months ended December 31, 2010, research and development costs increased 8% as compared with the corresponding period in the prior year. This increase is primarily attributable to an increase of approximately $1.4 million in contingent worker and consulting expense, as we increased spending on developing and enhancing products. This increase was partially offset by a decline in labor costs of $0.5 million primarily related to lower bonus expense in connection with not meeting the financial target portion of the company’s incentive plan during the first half of fiscal 2011, and also as a result of the average headcount decreasing by 5% when comparing the current period to the prior year’s period.

During the six months ended December 31, 2010, research and development costs increased 12% as compared with the corresponding period in the prior year. This increase is primarily attributable to an increase of approximately $2.5 million in contingent worker and consulting expense, as we increased spending on developing and enhancing products. This increase was partially offset by a decline in labor costs of $0.2 million primarily related to lower bonus expense in connection with not meeting the financial target portion of the company’s incentive plan during the first half of fiscal 2011 and also as a result of the average headcount decreasing by 5%when comparing the current period to the prior year’s period.

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

During the three months ended December 31, 2010, sales and marketing costs increased by 3% as compared with the corresponding period of the prior year. This increase is primarily due to an increase of $0.2 million in labor costs and stock-based compensation expense as a result of an increase in headcount from the prior year’s period related to our intended expansion of our customer base into new regions.

During the six months ended December 31, 2010, sales and marketing costs increased by 2% as compared with the corresponding period of the prior year. This increase is primarily due to an increase of $0.5 million in labor costs as a result of an increase in headcount from the prior year’s period related to our intended expansion of our customer base into new regions.

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

During the three months ended December 31, 2010, general and administrative costs decreased 19% compared with the corresponding period in the prior year. This decrease is primarily attributed to a decline of $0.8 million related to lower bonus expense in connection with not meeting the financial target portion of the company’s incentive plan during the first half of fiscal 2011 and $0.8 million related to lower audit fees and legal costs. These decreases were partially offset by an increase of $0.3 million in consulting costs and $0.1 million in board of directors costs.

During the six months ended December 31, 2010, general and administrative costs decreased 18% compared with the corresponding period in the prior year. This decrease is primarily attributed to a decline of $1.2 million in labor and associated costs primarily related to lower bonus expense in connection with not meeting the financial target portion of the company’s incentive plan during the first half of fiscal 2011 and also as a result of average headcount declining from the prior year’s period, and a $1.3 million decline in facilities related costs associated with certain fixed assets having been impaired in the prior year and thus resulting in lower depreciation expense.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended December 31, 2010, decreased by 37% over the same period in the prior year. This decrease is primarily attributed to the fact that the FY2010 Restructuring was implemented in the first quarter of fiscal 2010. This implementation resulted in new charges of approximately $1.0 million related to labor costs and accelerated depreciation, with only $0.6 million in new charges in the current quarter related to the revision of the estimated sublease terms associated with two facilities that were exited under a restructuring plan implemented in fiscal year 2009 and the third quarter of fiscal 2010.

Restructuring and other related costs for the six months ended December 31, 2010, decreased by 12% over the same period in the prior year. This decrease is primarily attributed to a decline in facilities related accretion of $0.2 million.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Developed and core technology	$403	$409	$812	$818
Customer contracts - support	6	11	17	22

Total amortization of intangible assets	409	420	829	840

Aside from acquired customer support contracts became fully amortized in the second quarter of fiscal 2011, amortization in the three and six months ended December 31, 2010, was consistent with the prior year’s periods.

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. These assets are being amortized over an average useful life of four years.

Amortization of acquired customer support contracts is included in Cost of revenues—Maintenance and support. These assets were amortized over an approximate useful life of three years.

Interest Income

Interest income was approximately $0.1 million and $0.3 million, respectively, for the three and six months ended December 31, 2010, as compared with $0.2 million and $0.5 million for the corresponding periods of the prior year. The decrease in interest income is primarily attributed to lower interest rates.

Interest Expense

Interest expense was approximately $0.1 million and $0.2 million, respectively, for the three and six months ended December 31, 2010, relatively unchanged from the corresponding periods of the prior year. The majority of our interest expense relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Other Income (Expense), net

Other income (expense), net was approximately $0.2 million and $0.1 million for the three and six months ended December 31, 2010, respectively, as compared with $(0.4) million and $(1.7) million for the corresponding periods of the prior year, respectively. The income for the three and six months ended December 31, 2010, primarily relates to foreign exchange gains on foreign denominated assets and liabilities. Other income (expense), net for the three months ended December 31, 2009 includes other-than-temporary impairments of $0.2 million recorded on some investments and a $0.4 million gross realized loss on the sale of auction rate securities (“ARS”), with no such comparable charges in the current year’s period. Other income (expense), net for the six months ended December 31, 2009 includes other-than-temporary impairments and realized loss on the sale of ARS of $2.1 million, with no such comparable charges in the current year’s period.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The increase in income tax expense for the three and six months ended December 31, 2010, compared to the three and six months ended December 31, 2009, is the result of the release of larger unrecognized tax benefits due to the lapse of statute of limitations related to foreign withholding taxes during the three and six months ended December 31, 2009.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of December 31, 2010, we have foreign deferred tax assets recorded of approximately $2.8 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of December 31, 2010, we have approximately $0.1 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

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

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first three months of fiscal year 2011. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased a portion of our restructured facilities which will generate contractual sublease income in aggregate of approximately $17.1 million, resulting in a net future obligation on these properties of approximately $35.5 million through our fiscal year 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2010, relates primarily to payments made in the normal course of business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the six months ended December 31, 2010 and June 30, 2010 (dollars in thousands):

	December 31, 2010	June 30, 2010	Percent Change

Working capital	$70,703	$79,822	-11%

Cash and cash investments:
Cash and cash equivalents	$55,541	$60,935	-9%
Short-term investments	43,938	45,211	-3%
Long-term investments	13,735	12,865	7%
Restricted cash and investments	141	357	-61%

Total cash and cash investments	$113,355	$119,368	-5%

	Six Months Ended December 31,
	2010	2009
Cash used for operating activities	$(5,886)	$(2,523)
Cash used for investing activities	$(330)	$(17,424)
Cash provided by financing activities	$822	$250

We have obtained a majority of our cash and investments through public offerings of common stock, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of proceeds in fiscal 2008, $11.7 million in fiscal 2009, $4.5 million in fiscal 2010 and $2.2 million in fiscal 2011. We also entered into a $40.0 million revolving credit facility on January 23, 2009, which we have amended several times, which has a maturity date of January 23, 2012.

As of December 31, 2010 and June 30, 2010, we had letters of credit outstanding against the revolving credit facility totaling $16.7 million and $17.9 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of December 31, 2010, the Borrowing Base was $34.6 million and the total available for us to borrow on the revolving credit facility was $17.9 million, which is the difference between the Borrowing Base calculation of $34.6 million and the amount of outstanding letters of credit amount of $16.7 million. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for us to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the amount of outstanding letters of credit amount of $17.9 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet certain minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take certain material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of December 31, 2010, we were not in compliance with the required minimum four quarter EBITDA covenant and subsequently received a waiver from Silicon Valley Bank for the EBITDA covenant requirement as of December 31, 2010. There can be no guarantee that Silicon Valley Bank will issue another waiver in the future, if needed.

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

Working capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $9.1 million, or 11%, from June 30, 2010 to December 31, 2010. The decrease in working capital balances is primarily attributed to the $5.4 million decrease in cash primarily as a result of cash used in operations, including an $8.5 million decrease in accounts receivable, net, due to decreased billings. Partially offsetting these decreases in working capital was a $2.4 million decrease in accounts payable which is a result of the timing of hardware purchases on behalf of customers and payments for contingent worker services and a $2.3 million decrease in deferred revenue related to a decline in billings.

Cash used for operating activities

Cash used for operating activities was $5.9 million during the six months ended December 31, 2010. This use of cash is primarily a result of the $5.8 million operating loss from continuing operations.

Cash used for investing activities

Net cash used for investing activities during the six months ended December 31, 2010 was $0.3 million, which primarily was due to the purchase of property and equipment of $2.6 million, partially offset by the $2.2 million payment received from the release of escrowed funds related to the sale of the Client operations.

Cash flows provided by financing activities

Net cash provided by financing activities during the six months ended December 31, 2010 was $0.8 million, resulting from the exercise of stock options during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a)	Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations totaled $0.2 million and $0.1 million for the three and six months ended December 31, 2010, respectively. As of December 31, 2010, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	600	0.98	1/31/2011
CAD	2,200	1.00	1/31/2011
EUR	1,400	0.76	1/31/2011
JPY	210,000	83.30	1/31/2011

As of December 31, 2010, the nominal value multiplied by the USD exchange rate of these forward contracts was $7.2 million. Our mark-to-market net unrealized loss on these contracts as of December 31, 2010 was $0.1 million.

In comparison, as of June 30, 2010, we had the following forward contracts (notional amounts in thousands):

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

As of December 31, 2010, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $113.4 million compared to $119.4 million at June 30, 2010. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2010 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	December 31, 2010 Total	December 31, 2010 Total
U.S. Government Agencies	$14,374	$2,841	$299	$17,514	$17,521
Commercial Paper	10,195	998	—	11,193	11,194
Corporate Bonds	15,105	6,068	2,301	23,474	23,608
Auction Rate Securities	—	—	11,069	11,069	9,279

	$39,674	$9,907	$13,669	$63,250	$61,602

Weighted-average interest rate		0.9%

Additionally, we had $0.1 million of restricted investments that were included within long-term restricted cash and investments on the condensed consolidated balance sheet as of December 31, 2010. The restricted investment comprised a certificate of deposit to collateralize letters of credit for facility leases. The weighted average interest rate on our restricted investments was 0.3% at December 31, 2010. There have been no significant changes in risk exposure since December 31, 2010.

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

As of December 31, 2010, $9.3 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results, which remained unchanged from June 30, 2010. These ARS were issued by four different entities and are held by two investment firms on our behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loan programs. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. We recorded a $1.7 million other-than-temporary loss in the condensed consolidated statements of operations during the six months ended December 31, 2009 related to these securities. As of December 31, 2010 these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel accounted for approximately 31% of our total revenues during the fiscal year ended June 30, 2010, and approximately 24% of our total revenues during the six months ended December 31, 2010. By virtue of their size and the significant portion of our revenue that we derive from this customer, this customer is able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of December 31, 2010, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

International sales accounted for approximately 54%, 51% and 46% of our total revenues for the six months ended December 31, 2010 and fiscal years ended June 30, 2010 and 2009, respectively. We currently maintain offices outside of the United States and have sales, engineering and professional services personnel in several countries. Approximately one-half of our employees are located internationally, with 19% of our employees based in our facilities in Belfast, Northern Ireland. We have limited experience operating in foreign jurisdictions and are expanding our international operations into areas in which we have little or no operating history. Our ability to manage a global organization is difficult, time consuming and expensive and is subject to a number of risks including, but not limited to:

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

We may be the subject of private or government actions. For example, in the past we have been the subject of several shareholder derivative lawsuits relating to our past option grants and practices.

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

At June 30, 2010, and December 31, 2010, we held auction-rate securities with a fair market value of approximately $9.3 million and a par value of $12.5 million. Between September 30, 2008 and December 31, 2009, we determined that the declines in the fair value of these investments were other-than-temporary and recorded impairment charges equal to $1.4 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse affect on our financial condition.

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

Date: February 8, 2011

OPENWAVE SYSTEMS INC.

By:	/s/ Anne Brennan
Anne Brennan
Chief Financial Officer
(Principal Financial and Chief Accounting Officer
And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2010 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

10.1	Limited Waiver to Loan and Security Agreement dated February 1, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.