Form 10-Q
period 2011-03-31
OPENWAVE SYSTEMS INC
filed 2011-05-06
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 30, 2011 there were 85,216,874 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$54,723	$60,935
Short-term investments	27,540	45,211
Accounts receivable, net of allowance for doubtful accounts	25,312	31,160
Prepaid and other current assets	15,239	18,018

Total current assets	122,814	155,324
Property and equipment, net	7,268	8,365
Long-term investments, and restricted cash and investments	19,125	13,222
Deposits and other assets	6,699	9,231
Goodwill	267	267
Intangible assets, net	962	2,200

Total assets	$157,135	$188,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,497	$4,658
Accrued liabilities	19,731	20,584
Accrued restructuring costs	13,408	15,128
Deferred revenue	31,327	35,132

Total current liabilities	69,963	75,502
Accrued restructuring costs, net of current portion	15,655	23,820
Deferred revenue, net of current portion	5,742	11,800
Deferred rent obligations and other	4,802	4,728

Total liabilities	96,162	115,850

Commitments and contingencies

Stockholders’ equity:
Common stock	85	84
Additional paid-in capital	3,190,478	3,187,265
Accumulated other comprehensive loss	(2,226)	(2,515)
Accumulated deficit	(3,127,364)	(3,112,075)

Total stockholders’ equity	60,973	72,759

Total liabilities and stockholders’ equity	$157,135	$188,609

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues:
License	$11,935	$12,546	$34,339	$36,254
Maintenance and support	11,513	15,224	39,419	47,190
Services	15,436	12,333	42,564	56,243
Patents	8	—	4,009	—

Total revenues	38,892	40,103	120,331	139,687

Cost of revenues:
License	483	460	1,403	1,764
Maintenance and support	4,176	4,449	12,309	13,444
Services	12,423	9,565	32,904	42,413

Total cost of revenues	17,082	14,474	46,616	57,621

Gross profit	21,810	25,629	73,715	82,066

Operating expenses:
Research and development	9,911	10,679	31,780	30,210
Sales and marketing	12,842	11,030	35,020	32,793
General and administrative	6,867	6,555	18,936	21,190
Restructuring and other related costs	2,164	1,984	3,728	3,759

Total operating expenses	31,784	30,248	89,464	87,952

Operating loss from continuing operations	(9,974)	(4,619)	(15,749)	(5,886)
Interest income	140	181	405	663
Interest expense	(203)	(219)	(366)	(394)
Other income (expense), net	(404)	1,509	(259)	(227)

Loss from continuing operations before provision for income taxes	(10,441)	(3,148)	(15,969)	(5,844)
Income tax expense	383	1,053	1,555	1,670

Net loss from continuing operations	(10,824)	(4,201)	(17,524)	(7,514)

Discontinued operations:
Gain on sale of discontinued operation, net of tax	—	—	2,236	4,516

Net loss	$(10,824)	$(4,201)	$(15,288)	$(2,998)

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.13)	$(0.05)	$(0.21)	$(0.09)
Discontinued operations	—	—	0.03	0.05

Net loss	$(0.13)	$(0.05)	$(0.18)	$(0.04)

Shares used in computing basic and diluted net income (loss) per share	84,761	83,559	84,365	83,420

Supplemental disclosures:
Total other-than-temporary impairments	$(439)	$—	$(439)	$(2,026)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	360

Net other-than-temporary impairments	(439)	—	(439)	(1,666)
Other investment gain (losses)	163	(236)	163	(606)

Total net investment losses in Other income (expense), net	$(276)	$(236)	$(276)	$(2,272)

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,288)	$(2,998)
Gain on sale of discontinued operation	(2,236)	(4,516)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	5,168	5,492
Stock-based compensation	1,935	1,526
Non-cash restructuring charges	872	1,102
Accelerated depreciation on restructured property and equipment	—	242
Recovery of doubtful accounts, net	(168)	(464)
Loss on disposal of property and equipment	70	1,005
Amortization of premiums/discounts on investments, net	977	523
Realized losses and impairments of non-marketable securities, net	276	2,272
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	6,016	5,847
Prepaid assets, deposits, and other assets	5,311	7,122
Accounts payable	1,104	(2,090)
Accrued liabilities	(776)	(5,821)
Accrued restructuring costs	(10,757)	(8,305)
Deferred revenue	(9,863)	(6,811)

Net cash used for operating activities	(17,359)	(5,874)

Cash flows from investing activities:
Purchases of property and equipment	(3,169)	(1,993)
Proceeds from sale of discontinued operation, net	2,236	4,516
Purchases of short-term investments	(28,471)	(39,767)
Proceeds from sales and maturities of short-term investments	53,020	17,353
Purchases of long-term investments	(15,500)	(14,127)
Proceeds from sales and maturities of long-term investments	1,398	7,632
Release of restricted cash and investments	357	418

Net cash provided by (used for) investing activities	9,871	(25,968)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,055	222
Fees on line of credit	—	(200)
Employee stock purchase plan	221	121

Net cash provided by financing activities	1,276	143

Net decrease in cash and cash equivalents	(6,212)	(31,699)
Cash and cash equivalents at beginning of period	60,935	91,545

Cash and cash equivalents at end of period	$54,723	$59,846

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2011 and June 30, 2010, and the results of operations for the three and nine months ended March 31, 2011 and 2010 and cash flows for the nine months ended March 31, 2011 and 2010. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The Company derives approximately half of its revenues from U.S. customers, which consists primarily of sales to Sprint Nextel. Individual sales to this customer can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability. For all periods presented, revenues from Sprint Nextel ranged from 19% to 22% of total revenues.

Revenue Recognition

With the exception of the adoption of several accounting pronouncements related to revenue recognition, discussed below in Recently Adopted Accounting Pronouncements, there have been no material changes to the Company’s significant accounting policies as compared with the Company’s revenue recognition policies from the information provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2010.

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

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Stock-based compensation related to:
Grants of nonvested stock	$49	$64	$147	$102
Stock options granted to employees and directors	537	393	1,642	1,237
Employee stock purchase plan	70	84	146	187

Stock-based compensation recognized in the condensed consolidated statements of operations	$656	$541	$1,935	$1,526

During the three and nine months ended March 31, 2011 and 2010, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a)	Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended March, 31		Nine months Ended March, 31
	2011	2010	2011	2010
Expected volatility	69.1% - 71.1%	72.2%	60.6% - 71.1%	65.8 - 76.4%
Expected dividends	—	—	—	—
Expected term (in years)	3.78 - 4.14	3.48 -3.64	3.78 - 6.16	3.48 - 6.01
Risk-free rate	1.6%	1.7%	1.1% - 1.8%	1.6% - 2.6%

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

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the nine months ended March 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

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

	For the Nine Months Ended March 31,
	2011	2010
Expected volatility	47.1%	62.5%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.2%	0.2%

(c)	Equity awards activity

A summary of option activity from July 1, 2010 to March 31, 2011 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2010	8,828	$3.51
Options granted	3,710	2.07
Exercised	(740)	1.43
Forfeited, canceled or expired	(1,303)	3.13

Outstanding at March 31, 2011	10,495	$3.19	7.29	$3,607

Vested and expected to vest at March 31, 2011	9,337	$3.33	7.12	$3,296

Exercisable at March 31, 2011	5,304	$4.32	6.11	$1,982

The weighted average grant date fair values of options granted during the nine months ended March 31, 2011 and 2010 were $0.89 and $1.36, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 was $0.5 million and $0.2 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2010 to March 31, 2011 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2010	222	$1.98
Nonvested shares granted	108	2.37
Vested	(107)	2.00
Forfeited	(23)	2.07

Nonvested at March 31, 2011	200	$2.15

The total fair value of shares vested during the nine months ended March 31, 2011 and 2010 was $0.2 million and $0.2 million, respectively. As of March 31, 2011, there was $3.6 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Stock-based compensation by category:
Maintenance and support services	$48	$38	$133	$108
Services	60	60	165	172
Research and development	119	96	365	236
Sales and marketing	142	137	459	410
General and administrative	287	210	813	600

	$656	$541	$1,935	$1,526

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	205	233	212	208
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	3,531	5,017	3,650	5,140
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	7,338	3,883	7,188	3,671

(3) Discontinued Operations

a)	Client Operations

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

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Gain on sale of discontinued operation	$—	$—	$2,236	$—

Total income from discontinued operation	$—	$—	$2,236	$—

As of March 31, 2011, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

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

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Gain on sale of discontinued operation	$—	$—	$—	$4,516

Total income from discontinued operation	$—	$—	$—	$4,516

As of March 31, 2011, there were no remaining assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Japan and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
United States	$13,308	$17,117	$51,129	$71,233
Americas, excluding the United States	2,753	4,177	12,105	13,012
Europe, Middle East, and Africa	9,967	6,437	21,296	19,857
Japan	9,509	10,426	27,063	28,691
Asia Pacific, excluding Japan	3,355	1,946	8,738	6,894

Total revenues	$38,892	$40,103	$120,331	$139,687

As noted in the table above, the Company has derived a significant portion of its revenues from sales to U.S.-based customers during the nine months ended March 31, 2011 and 2010, of which slightly more than half consisted of sales to Sprint Nextel. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had three significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2011	2010	2011	2010
Customer:
Sprint Nextel	19%	25%	22%	34%
KDDI	10%	7%	9%	6%
Vodacom	17%	7%	10%	6%

(5) Balance Sheet Components

(a)	Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	March 31, 2011	June 30, 2010
Accounts receivable	$21,128	$26,935
Unbilled accounts receivable	5,119	5,272
Allowance for doubtful accounts	(935)	(1,047)

	$25,312	$31,160

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	March 31, 2011	June 30, 2010
Customer:
Sprint Nextel	3%	22%
Telefonica Moviles Espana	9%	14%
KDDI	23%	10%
Softbank Mobile Corporation	17%	—

(b)	Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2010 to March 31, 2011 (in thousands):

	Balance as of June 30, 2010	Amortization	Balance as of March 31, 2011
Goodwill	$267	$—	$267
Intangible assets:
Developed and core technology	2,183	(1,221)	962
Customer contracts - support	17	(17)	—

	$2,467	$(1,238)	$1,229

Total amortization related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Developed and core technology	$409	$409	$1,221	$1,227
Customer contracts - support	—	11	17	33

Total amortization of intangible assets	$409	$420	$1,238	$1,260

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	March 31, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(18,332)	$962	$19,294	$(17,111)	$2,183
Customer contracts - support	220	(220)	—	220	(203)	17

	$19,514	$(18,552)	$962	$19,514	$(17,314)	$2,200

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of March 31, 2011 (in thousands):

Fiscal Year	Amortization
2011 (remaining)	$409
2012	553

$962

(c)	Deferred Revenue

As of March 31, 2011 and June 30, 2010, the Company had deferred revenue of $37.1 million and $46.9 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

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

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $6.6 million and $7.6 million as of March 31, 2011 and June 30, 2010, respectively.

(d)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows as of the dates noted (in thousands):

	March 31, 2011	June 30, 2010
Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than-temporarily impaired	$38	$46
Unrealized loss on marketable securities other-than-temporarily impaired	(1,493)	(1,790)

Net unrealized loss on marketable securities	(1,455)	(1,744)
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(2,226)	$(2,515)

Comprehensive loss is comprised of net income (loss) and changes in unrealized loss on marketable securities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net loss	$(10,824)	$(4,201)	$(15,288)	$(2,998)
Other comprehensive income:
Change in unrealized loss on marketable securities	155	208	289	2,959

Total comprehensive income	$(10,669)	$(3,993)	$(14,999)	$(39)

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	March 31, 2011 Total	March 31, 2011 Total
U.S. Government Agencies	$1,510	$1,330	$2,289	$5,129	$5,133
Certificates of Deposit	1,000	240	240	1,480	1,480
Commercial Paper	10,198	1,998	—	12,196	12,196
Corporate Bonds	3,909	11,999	7,023	22,931	22,919
Auction Rate Securities	—	—	10,630	10,630	9,137

	$16,617	$15,567	$20,182	$52,366	$50,865

	March 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,129	$5	$(1)	$5,133
Certificates of Deposit	1,480	—	—	1,480
Commercial Paper	12,196	—	—	12,196
Corporate Bonds	22,931	10	(22)	22,919
Auction Rate Securities	10,630	—	(1,493)	9,137

	$52,366	$15	$(1,516)	$50,865

	June 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$18,094	$15	$(3)	$18,106
Commercial Paper	8,094	—	—	8,094
Certificates of Deposit	1,930	—	—	1,930
Corporate Bonds	22,613	81	(47)	22,647
Auction Rate Securities	11,069	—	(1,790)	9,279

	$61,800	$96	$(1,840)	$60,056

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

During the nine months ended March 31, 2011 there were $0.4 million of OTTI charges in earnings recorded in other income (expense), net related to an auction rate security (“ARS”) which the Company intended to sell as of March 31, 2011, and was subsequently sold in April 2011. During the nine months ended March 31, 2010, the Company had OTTI charges in earnings of $1.7 million recorded in other income (expense), net.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$991	$(1)	$—	$—	$991	$(1)
Corporate Bonds	12,882	(22)	—	—	12,882	(22)
Auction Rate Securities	—	—	9,137	(1,493)	9,137	(1,493)

	$13,873	$(23)	$9,137	$(1,493)	$23,010	$(1,516)

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$3,803	$(3)	$—	$—	$3,803	$(3)
Corporate Bonds	16,311	(43)	1,214	(4)	17,525	(47)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$20,114	$(46)	$10,493	$(1,794)	$30,607	$(1,840)

As of March 31, 2011, the Company had 25 investments in an unrealized loss position. As of June 30, 2010, the Company had 32 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of June 30, 2010	$(1,431)
OTTI charges related to securities with previous credit losses	(439)

Cumulative OTTI credit losses recognized as of March 31, 2011	$(1,870)

In March 2011, the Company had the intent to sell one ARS investment and in April 2011, two of the ARS were sold. The sale of one of these ARS resulted in proceeds of $2.5 million in the fourth quarter of fiscal 2011 and recognition of an OTTI charge of $0.4 million in the third quarter of fiscal 2011 for the ARS classified as “intent to sell” due to the Company’s discussions with the buyer of that ARS as of March 31, 2011. Proceeds of $2.3 million and an OTTI charge of $0.6 million will be recognized in the fourth quarter of fiscal 2011 for the ARS not classified as “intent to sell” as of March 31, 2011.

There was a realized gain of $0.3 million recorded during the nine months ended March 31, 2011 from the sales of two available-for-sale securities. Realized gains and losses are included in other income (expense), net in the condensed consolidated statement of operations.

The redemption of an enhanced cash money market fund resulted in proceeds of $1.4 million and the recognition of realized gains of $0.1 million in the first quarter of fiscal 2010.

In December 2009, one of the ARS was tendered. The tender of this ARS resulted in proceeds of $2.3 million and recognition of realized loss of $0.4 million in the second quarter of fiscal 2010.

In December 2009, the Company determined it had the intent to sell three ARS, and as such recorded an OTTI charge of $0.2 million in the second quarter of fiscal 2010. In January 2010, the three ARS’s were sold resulting in proceeds of $2.4 million and a realized loss of $0.2 million in the third quarter of fiscal 2010. The Company sold an additional ARS in January 2010 for proceeds of $0.6 million and recognition of a realized loss of $0.2 million.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash & Cash Equivalents:
Money Market Funds	$44,648	$—	$—	$44,648
Commercial Paper	4,199	—	—	4,199
Short-term investments:
Certificates of Deposit	1,240	—	—	1,240
Commercial Paper	7,997	—	—	7,997
Corporate Bonds	15,764	—	—	15,764
U.S. Government Agencies	2,539	—	—	2,539
Long-term investments:
Certificates of Deposit	240	—	—	240
Corporate Bonds	7,155	—	—	7,155
U.S. Government Agencies	2,594	—	—	2,594
Auction Rate Securities	—	—	9,137	9,137
Foreign Currency Derivative	18	—	—	18

Total Assets	$86,394	$—	$9,137	$95,531

Foreign Currency Derivative	$24	$—	$—	$24

Total Liabilities	$24	$—	$—	$24

Auction Rate Securities (“ARS”)

As of March 31, 2011, $9.1 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these ARS based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable. For the ARS which we had intent to sell as of March 31, 2011, we used the sales price in April 2011 for its valuation.

These ARS were issued by four different entities and are held by two investment firms on the Company’s behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of March 31, 2011, these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies. In the fourth quarter of fiscal 2011, two of these ARS were sold.

The Company’s ARS were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2011. The fair value was $9.1 million as of March 31, 2011 and $9.3 million as of June 30, 2010.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2010	$9,279
Change in unrealized losses included in other comprehensive income	297
Other-than-temporary impairment	(439)

Balance at March 31, 2011	$9,137

(7) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The Company entered into a Waiver and Amendment on April 26, 2011 to modify the EBITDA covenant minimum levels. The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of March 31, 2011, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender.

As of March 31, 2011, the Company had letters of credit outstanding against the revolving credit facility totaling $18.2 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of March 31, 2011, the Borrowing Base was $31.5 million and the total available for the Company to borrow on the revolving credit facility was $13.3 million, which is the difference between the Borrowing Base calculation of $31.5 million and the amount of outstanding letters of credit amount of $18.2 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of March 31, 2011, the Company was not in compliance with the required minimum four quarter EBITDA covenant and subsequently received an amendment and waiver from Silicon Valley Bank. The amendment to the $40.0 million revolving credit facility the Company entered into with Silicon Valley Bank is to adjust the EBITDA covenant minimum required level through the maturity of the credit facility. There can be no guarantee that Silicon Valley Bank will issue another waiver or amendment in the future, if needed.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal have been filed by putative class members, challenging the settlement and the judgment. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of March 31, 2011.

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, Plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. Plaintiff’s Petition was docketed by the Supreme Court on April 7th and accordingly, the Company’s brief in opposition is currently due on May 9, 2011.

No amount has been accrued as of March 31, 2011, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. As of March 31, 2011, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company announced a restructuring plan during the third quarter of fiscal year 2011, and various other restructurings in fiscal years 2002 through 2010.

The Company implemented the FY2011 Restructuring to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during the three months ended March 31, 2011, the Company incurred approximately $1.8 million in pre-tax restructuring and related charges associated with the FY2011 Restructuring’s employee termination benefits. The Company expects to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2012.

The following table sets forth the restructuring liability activity from June 30, 2010 through March 31, 2011 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 08 Restructuring Plan	FY 09 Restructuring Plan	FY 09 Restructuring Plan	FY 10 Restructuring Plan	FY 10 Restructuring Plan	FY 11 Restructuring Plan	Total
	Facility	Facility	Facility	Severance	Facility	Severance	Severance	Accrual
Accrual balances as of June 30, 2010	$33,814	$188	$3,655	$65	$1,110	$116	$—	$38,948
New charges	—	8	423	—	(30)	—	—	401
Accretion expense	289	—	21	—	5	—	—	315
Cash paid, net of sublease income	(2,954)	—	(561)	(8)	(172)	(94)	—	(3,789)

Balance as of September 30, 2010	31,149	196	3,538	57	913	22	—	35,875

New charges	2	—	262	—	313	(18)	—	559
Accretion expense	264	—	21	—	5	—	—	290
Cash paid, net of sublease income	(2,954)	(196)	(552)	(44)	(169)	(4)	—	(3,919)

Balance as of December 31, 2010	$28,461	$—	$3,269	$13	$1,062	$—	$—	$32,805

New charges	(4)	—	5	(11)	73	—	1,839	1,902
Accretion expense	243	—	19	—	5	—	—	267
Cash paid, net of sublease income	(3,502)	—	(775)	(2)	(153)	—	(1,479)	(5,911)

Balance as of March 31, 2011	$25,198	$—	$2,518	$—	$987	$—	$360	$29,063

As of March 31, 2011, the Company has sublease contracts in place for all of its exited facilities, which provides for approximately $16.9 million of future sublease income from third parties. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at March 31, 2011 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2011 (remaining)	$5,357	$(2,308)	$3,049
2012	21,002	(7,305)	13,697
2013	18,261	(6,051)	12,210
2014	1,628	(994)	634
2015	509	(223)	286

	$46,757	$(16,881)	$29,876

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $1.2 million, which will be recorded as restructuring expense over the life of the respective leases.

(10) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of the Company’s revenue, with a resulting fluctuation in the Company’s quarterly effective tax rate.

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2011, the Company has net foreign deferred tax assets recorded of approximately $2.8 million, which consists of $2.9 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; this is offset by $0.1 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2010	$4,173
Additions based on tax positions related to the current year	107
Additions based on tax positions related to prior years	153
Lapse of statute of limitations	(241)
Foreign currency fluctuations	184

Balance as of March 31, 2011	$4,376

The total amount of gross unrecognized tax benefits was $4.4 million as of March 31, 2011. Of this $4.4 million, $1.0 million would affect the effective tax rate if realized, and $3.4 million would be recorded as net income from discontinued operations if realized.

It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may significantly decrease due to the expiration of statutes of limitation. Up to $3.8 million of the unrecognized tax benefits are subject to such expiration within the next twelve months. Conversely, it is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may significantly increase due to the progression of audits in progress. The Company cannot reasonably estimate a range of potential increases, but does not anticipate a material increase.

The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties was $0.6 million as of March 31, 2011 and $0.5 million as of June 30, 2010.

The Company files U.S. federal, U.S. state and foreign tax returns. For federal returns, the Company is generally no longer subject to examinations for years prior to the fiscal year ended June 30, 2008. Because of net operating loss carry forwards, substantially all of the Company’s tax years, from fiscal year 1995 through fiscal year 2007, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four tax years open to examinations at any point in time.

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

Overview of Our Business and Products

Openwave is a global software innovator delivering context-aware mediation and messaging solutions that enable communication service providers and the broader ecosystem to create and deliver smarter services. Although the cautious spending environment has reduced our revenues over the last year, we intend to grow our business by introducing new products to market, expanding our customer base in new regions, adding a new tier of service provider customers, and monetizing our portfolio of intellectual property. Our success or failure in these endeavors could have a material effect on our financial condition.

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

Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date under these arrangements. For the third quarter of fiscal 2011, bookings were approximately $48.1 million, up $7.0 million, or 17%, from approximately $41.1 million for the third quarter of fiscal 2010. Backlog was approximately $182.6 million as of March 31, 2011, down from $185.9 million as of March 31, 2010. Many of our bookings include the ability for customers to cancel services or maintenance. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog. For example, during the second fiscal quarter of 2011, our largest booking was the renewal of maintenance for several products for three years, totaling $25.4 million. After the first year, the customer may terminate the renewal for convenience. While we do not expect any material terminations from this booking, it is possible for the customer to do so without penalty. Support or hosting agreements that cover multiple years can contribute to the variability in the quarterly amount of bookings achieved, as well as the timing of revenue, billings and collections from those bookings. Generally, revenue resulting from license and services bookings are recognized and collected over approximately two years based upon the dollar-weighted average project time, Support bookings typically cover one to three years. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog. Bookings that span multiple years are generally recognized, billed and collected over the same period. Since 63% of our bookings in the second quarter of fiscal 2011 related to the $25.4 million booking discussed above, this contributed to reduced accounts receivable as of December 31, 2010 since it will be billed over three years. As a result of this reduction, collections were lower than usual in the third quarter of fiscal 2011. During the third quarter of fiscal 2011, the mix of bookings among license, services and maintenance returned to a more traditional proportion.

The table below presents our gross margin on a GAAP basis and provides a reconciliation to the key metric monitored by management, as this metric excludes items which management does not consider in evaluating Openwave’s on-going business. Because amortization of intangibles and stock-based compensation are non-cash items, management excludes them from the metric in order to compare Openwave with other companies, as many other companies also exclude these items.

	Three Months Ended March 31,
	2011		2010
	(dollars in thousands)		(dollars in thousands)
Gross Margin	$21,810	56.1%	$25,629	63.9%
Amortization of intangibles included in Cost of revenues	409	1.1%	420	1.0%
Stock based compensation included in Cost of revenues	108	0.3%	98	0.2%

Management Metric	$22,327	57.4%	$26,147	65.2%

We strive to maintain gross margins excluding the impact of amortization of intangibles and stock based compensation of approximately 60% or better. However, our gross margin will continue to fluctuate from quarter to quarter, depending on the mix of software, services, patent licensing, and hardware delivered during the quarter, which is subject to our customers’ schedules and demands. During the three months ended March 31, 2011, our overall gross margin excluding the impact of amortization of intangibles and stock based compensation was 57.4%, compared to 65.2% in the three months ended March 31, 2010. The decrease in the third quarter of fiscal 2011 related to the change in revenue mix, with maintenance and support revenues decreasing by $3.7 million while services revenue increased $3.1 million from the prior year period. Maintenance and support revenues yield higher gross margins than services revenue. The decline in maintenance and support revenues relates to reductions in certain renewed rates, service levels and platform coverage during fiscal 2011. The increase in services revenue relates to increases in project activity from the prior year period. Our goal is to increase the services revenue gross margin through better project management, which in turn would improve our overall gross margin. Any improvements in maintenance and support gross margins will be gradual given the recurring nature of maintenance and support activities over the term of the agreements.

Since its inception in 1994, Openwave and its predecessor companies have invested in and patented certain intellectual property for the mobile internet industry. We have commenced plans to license this intellectual property. For example, during the first quarter of fiscal 2011 we licensed certain patents to a competitor which generated $4.0 million in patent revenue for the period. As we execute our licensing plans, we anticipate the related revenue in future periods to be unpredictable and volatile. Additionally, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material in any given period, and are unpredictable and volatile. Effectively policing and enforcing our intellectual property is time consuming and costly. In addition, there can be no assurance that any ongoing or future litigation will be successful.

Overview of Financial Results During the Three and Nine Months Ended March 31, 2011

The following table represents a summary of our operating results from continuing operations for the three and nine months ended March 31, 2011, compared with the three and nine months ended March 31, 2010 (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2011	2010		2011	2010
	(unaudited)			(unaudited)
Revenues	$38,892	$40,103	-3%	$120,331	$139,687	-14%
Cost of revenues	17,082	14,474	18%	46,616	57,621	-19%

Gross profit	21,810	25,629	-15%	73,715	82,066	-10%

Operating expenses	31,784	30,248	5%	89,464	87,952	2%

Operating loss	(9,974)	(4,619)	116%	(15,749)	(5,886)	168%

Interest and other expense, net	(467)	1,471	-132%	(220)	42	-624%
Income tax expense	383	1,053	-64%	1,555	1,670	-7%

Net loss from continuing operations	$(10,824)	$(4,201)	158%	$(17,524)	$(7,514)	133%

Revenues decreased during the three and nine months ended March 31, 2011, compared to the corresponding periods of the prior year. Revenues during the nine months ended March 31, 2011, included $4.0 million in Patents revenue. See discussion of Revenues below under the Summary of Operating Results.

Overall, operating expenses increased $1.5 million during the three and nine months ended March 31, 2011, compared with the corresponding periods of the prior year. This increase can be primarily attributed to increases in sales and marketing spending, as discussed in further detail under Summary of Operating Results below.

Operating Environment during the Three and Nine Months Ended March 31, 2011

Although mobile data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of Openwave’s mobile operator customers. Many operators moved to flat rate mobile data revenue plans which have successfully driven mobile data usage. This increased demand is fueling the growth of mobile web traffic, with application stores, social networking and video leading the way. The continuous introduction of new devices (Android-based smartphones, iPhones, tablets and other connected devices) encourages users to consume more data, driving ever-increasing levels of traffic to mobile networks.

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

Recent Executive Officer Changes

On April 4, 2011, we announced the appointment of John Charters as Senior Vice President, Worldwide Sales, replacing Senior Vice President, Worldwide Sales, Alan Park, who departed the company on April 1, 2011.

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

Summary of Operating Results

Three and Nine Months Ended March 31, 2011 and 2010

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had three significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2011	2010	2011	2010
Customer:
Sprint Nextel	19%	25%	22%	34%
KDDI	10%	7%	9%	6%
Vodacom	17%	7%	10%	6%

We derived a significant portion of our revenues from sales to U.S. based customers during the nine months ended March 31, 2011 and 2010, of which slightly more than half consisted of sales to Sprint Nextel. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended March 31,		Percent	Nine Months Ended March 31,		Percent
	2011	2010	Change	2011	2010	Change
Revenues:
License	$11,935	$12,546	-5%	$34,339	$36,254	-5%
Maintenance and support	11,513	15,224	-24%	39,419	47,190	-16%
Services	15,436	12,333	25%	42,564	56,243	-24%
Patents	8	—	100%	4,009	—	N/A

Total Revenues	$38,892	$40,103	-3%	$120,331	$139,687	-14%

Percent of revenues:
License	31%	31%		29%	26%
Maintenance and support	29%	38%		33%	34%
Services	40%	31%		35%	40%
Patents	0%	—		3%	—

Total Revenues	100%	100%		100%	100%

During the three months ended March 31, 2011, we signed a maintenance and support renewal agreement with a European customer. This renewal agreement established vendor specific objective evidence of fair value (“VSOE”) for maintenance renewal rates, which had not been established in previous agreements with this customer. As such, approximately $4.7 million in revenue previously deferred due to lack of VSOE, was recognized during the three months ended March 31, 2011. Of the $4.7 million recognized in the third quarter of fiscal 2011, $3.0 million was recorded in License revenue, $1.4 million was recorded in Services revenue and $0.3 million was recorded in Maintenance and support revenue in the condensed consolidated statement of operations. Going forward, license and service revenue for the previous agreements with this customer will be recognized under the percentage of completion method and maintenance and support revenue will be recognized over the service period.

License Revenues

License revenues decreased by 5% during both the three and nine months ended March 31, 2011, as compared with the corresponding periods of the prior year. The decreases in license revenue during these periods were experienced during the second and third fiscal quarters, and were driven by the low level of license bookings during the second quarter of fiscal 2011 partially offset by a $3.0 million increase in license revenue associated with the previous European customer agreements discussed above.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 24% and 16%, respectively, during the three and nine months ended March 31, 2011, as compared with the corresponding periods of the prior year. These decreases were primarily a result of reductions in renewed support services in some cases, as well as a large customer which upgraded to our new platform technology and therefore reduced its maintenance requirements.

Services Revenues

Services revenue increased by 25% for the three months ended March 31, 2011, as compared with the corresponding period of the prior year. This increase was primarily due to an unusually low amount of project activity in the prior year period and due to the $1.4 million in services revenue associated with the previous European customer agreements discussed above.

Services revenue decreased by 24% for the nine months ended March 31, 2011, as compared with the corresponding period of the prior year. This decrease was primarily due to the completion of various projects in the third quarter of the prior fiscal year.

Patents Revenues

During the first quarter of fiscal 2011, we entered into a license agreement with a competitor whereby we licensed rights to certain of our patents for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010. Patent revenues during the third quarter of fiscal 2011 relate to royalties reported during the quarter under this agreement. There were no new license agreements entered into during the second or third quarter of fiscal 2011. We intend to continue to seek monetization opportunities for our intellectual property; however, there can be no guarantee that our efforts will be successful.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2011	2010		2011	2010
Cost of revenues:
License	$483	$460	5%	$1,403	$1,764	-20%
Maintenance and support	4,176	4,449	-6%	12,309	13,444	-8%
Services	12,423	9,565	30%	32,904	42,413	-22%

Total Cost of Revenues	$17,082	$14,474	18%	$46,616	$57,621	-19%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Gross margin per related revenue category:
License	96%	96%	96%	95%
Maintenance and support	64%	71%	69%	72%
Services	20%	22%	23%	25%
Patents	100%	n/a	100%	n/a
Total Gross Margin	56%	64%	61%	59%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues increased by 5% during the three months ended March 31, 2011, as compared with the corresponding period of the prior year. The slight increase in cost of license revenues primarily results from an increase in the mix of third-party software sales from the prior year period.

Costs of license revenues decreased by 20% during the nine months ended March 31, 2011, as compared with the corresponding period of the prior year. This decline is related to the corresponding 5% decrease in license revenue during the same period, as well as a reduction in the amount of third-party software products sold from the prior year period.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support decreased by 6% during the three months ended March 31, 2011, as compared with the corresponding period of the prior year. This decrease is primarily attributed to reduced labor costs in the current year’s period. The decline in the gross margin related to maintenance and support is attributed to lower contracted revenues primarily from a large customer entering a new support period.

Cost of maintenance and support decreased by 8% during the nine months ended March 31, 2011, as compared with the corresponding period of the prior year. The decrease in cost of maintenance and support revenues is primarily related to reduced labor costs in the current year’s period, as well as employee resources being temporarily transferred to the services organization to assist in providing installation services for customers during the second fiscal quarter of 2011.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services increased by 30% during the three months ended March 31, 2011, as compared with the corresponding periods of the prior year. This increase is a result of the 25% increase in services revenue during the same period.

Cost of services decreased by 22% during the nine months ended March 31, 2011, as compared with the corresponding periods of the prior year. This decrease is a result of the 24% decrease in services revenue during the same period.

Cost of Patents Revenues

Openwave has invested in and patented certain intellectual property for the mobile internet industry. The administrative cost of filing these patents has not been material. The cost of creating the intellectual property has been reflected in research and development costs over the years as incurred, with the primary purpose of developing intellectual property for sale in the form of enterprise software. Additionally, we recently entered into a significant contract to license the use of our patents to one of our competitors in the first quarter of fiscal 2011 as described above. Contract negotiation costs on all contracts are primarily incurred by our legal department and are reflected in general and administrative costs as incurred. As such, the gross margin on patents is 100% as any direct or indirect associated costs have been expensed as incurred in operating expenses. The primary operating expense associated with our efforts to license and protect our intellectual property and proprietary rights relate to professional fees from outside legal counsel, which are recorded in general and administrative expenses, and could be material in any given period, and are unpredictable and volatile.

Operating Expenses

The following table represents operating expenses for the three and nine months ended March 31, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2011	2010		2011	2010
Operating expenses:
Research and development	$9,911	$10,679	-7%	$31,780	$30,210	5%
Sales and marketing	12,842	11,030	16%	35,020	32,793	7%
General and administrative	6,867	6,555	5%	18,936	21,190	-11%
Restructuring and other related costs	2,164	1,984	9%	3,728	3,759	-1%

Total Operating Expenses	$31,784	$30,248	5%	$89,464	$87,952	2%

Percent of Revenues:
Research and development	25%	27%		26%	22%
Sales and marketing	33%	28%		29%	23%
General and administrative	18%	16%		16%	15%

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

During the three months ended March 31, 2011, research and development costs decreased 7% as compared with the corresponding period in the prior year. This decrease is primarily attributable to a decrease in labor costs of $0.7 million related to lower contingent worker expense, as Openwave continues to work to improve operating efficiencies and consolidate its development resources.

During the nine months ended March 31, 2011, research and development costs increased 5% as compared with the corresponding period in the prior year. This increase is primarily attributable to an increase of approximately $1.7 million in contingent worker and consulting expense, as we increased spending on developing and enhancing products during the first and second quarters of fiscal 2011. This increase was partially offset by a decline in labor costs of $0.3 million primarily related to lower bonus expense in connection with not meeting the financial target portion of Openwave’s incentive plan during the first nine months of fiscal 2011 and also as a result of the average headcount decreasing by 3% when comparing the current period to the prior year’s period.

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

During the three months ended March 31, 2011, sales and marketing costs increased by 16% as compared with the corresponding period of the prior year. This increase is primarily due to an increase of $1.1 million in labor costs as a result of hiring senior positions in this department, as well as an increase in average headcount of approximately 3% from the prior year’s period related to our intended expansion of our customer base into new regions, as well as an increase of $0.7 million in commissions expense.

During the nine months ended March 31, 2011, sales and marketing costs increased by 7% as compared with the corresponding period of the prior year. This increase is primarily due to an increase of $2.5 million in labor and associated costs as a result of an increase in headcount from the prior year’s period related to our intended expansion of our customer base into new regions.

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

During the three months ended March 31, 2011, general and administrative costs increased 5% compared with the corresponding period in the prior year. This increase is primarily attributed to an increase in professional services costs of $0.7 million, which is primarily related to costs associated with patent litigation. Partially offsetting this increase is a decline in labor costs and stock-based compensation of $0.4 million, as Openwave experienced a decline in average headcount of 9% from the prior year’s period.

During the nine months ended March 31, 2011, general and administrative costs decreased 11% compared with the corresponding period in the prior year. This decrease is primarily attributed to a decline of $2.3 million in labor and associated costs primarily related to lower bonus expense in connection with not meeting the financial target portion of Openwave’s incentive plan during the first nine months of fiscal 2011 and also as a result of average headcount declining from the prior year’s period.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended March 31, 2011, increased by 9% over the same period in the prior year. This increase is primarily attributed to the fact that the FY2011 Restructuring was implemented in the third quarter of fiscal 2011. This implementation resulted in new charges of approximately $1.8 million related to labor costs, compared with charges of approximately $1.6 million in the prior year’s period related to the exit of facilities under the Q3 FY2009 Restructuring plan. The activities related to the FY2011 Restructuring and other planned efficiencies, are expected to result in approximately $12.0 million in annual costs savings.

Restructuring and other related costs for the nine months ended March 31, 2011, remained relatively consistent when compared with the same period in the prior year.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Developed and core technology	$409	$409	$1,221	$1,227
Customer contracts - support	—	11	17	33

Total amortization of intangible assets	$409	$420	$1,238	$1,260

Aside from acquired customer support contracts which became fully amortized in the second quarter of fiscal 2011, amortization in the three and nine months ended March 31, 2011, was consistent with the prior year’s periods.

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

Interest Income

Interest income was approximately $0.1 million and $0.4 million, respectively, for the three and nine months ended March 31, 2011, as compared with $0.2 million and $0.7 million for the corresponding periods of the prior year. The decrease in interest income is primarily attributed to lower interest rates.

Interest Expense

Interest expense was approximately $0.2 million and $0.4 million, respectively, for the three and nine months ended March 31, 2011, relatively unchanged from the corresponding periods of the prior year. The majority of our interest expense relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Other Income (Expense), net

Other income (expense), net was approximately $(0.4) million and $(0.3) million for the three and nine months ended March 31, 2011, respectively, as compared with $1.5 million and $(0.2) million for the corresponding periods of the prior year, respectively. The decline in other income (expense), net for the three months ended March 31, 2011 primarily relates to a receipt of $1.7 million related to a legal settlement in the prior year’s period.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The decrease in income tax expense for the three and nine months ended March 31, 2011, compared to the three and nine months ended March 31, 2010, is primarily the result of a decrease in foreign withholding taxes due to lower revenue from countries imposing foreign withholding taxes during the three and nine months ended March 31, 2011.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of March 31, 2011, we have foreign deferred tax assets recorded of approximately $2.9 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of March 31, 2011, we have approximately $0.1 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

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

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first three months of fiscal year 2011. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased our restructured facilities which will generate contractual sublease income in aggregate of approximately $16.9 million, resulting in a net future obligation on these properties of approximately $29.9 million through our fiscal year 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2010, relates primarily to payments made in the normal course of business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of and for the nine months ended March 31, 2011 and 2010, and June 30, 2010 (dollars in thousands):

	March 31, 2011	June 30, 2010	Percent Change
Working capital	$52,851	$79,822	-34%

Cash and cash investments:
Cash and cash equivalents	$54,723	$60,935	-10%
Short-term investments	27,540	45,211	-39%
Long-term investments	19,125	12,865	49%
Restricted cash and investments	—	357	-100%

Total cash and cash investments	$101,388	$119,368	-15%

	Nine Months Ended March 31,
	2011	2010
Cash used for operating activities	$(17,359)	$(5,874)
Cash provided by (used for) investing activities	$9,871	$(25,968)
Cash provided by financing activities	$1,276	$143

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

As of March 31, 2011 and June 30, 2010, we had letters of credit outstanding against the revolving credit facility totaling $18.2 million and $17.9 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of March 31, 2011, the Borrowing Base was $31.5 million and the total available for us to borrow on the revolving credit facility was $13.3 million, which is the difference between the Borrowing Base calculation of $31.5 million and the amount of outstanding letters of credit amount of $18.2 million. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for us to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the amount of outstanding letters of credit amount of $17.9 million. The revolving credit line is secured by a blanket lien on all of our assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet certain minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take certain material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As March 31, 2011, we were not in compliance with the required minimum four quarter EBITDA covenant and subsequently received an amendment and waiver from Silicon Valley Bank. The amendment to the $40.0 million revolving credit facility we entered into with Silicon Valley Bank is to reduce the EBITDA covenant minimum required level through the maturity of the credit facility. There can be no guarantee that Silicon Valley Bank will issue another waiver or amendment in the future, if needed.

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

Working capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $27.0 million, or 34%, from June 30, 2010 to March 31, 2011. The decrease in working capital balances is primarily attributed to the $23.9 million decrease in cash and short term investments primarily as a result of cash used in operations.

Cash used for operating activities

Cash used for operating activities was $17.4 million during the nine months ended March 31, 2011. This use of cash is primarily a result of the $17.5 million operating loss from continuing operations.

Cash provided by (used for) investing activities

Net cash provided by investing activities during the nine months ended March 31, 2011 was $9.9 million, which primarily was due to the $10.4 million of maturities from the sale of investments, net of purchases of investments.

Cash flows provided by financing activities

Net cash provided by financing activities during the nine months ended March 31, 2011 was $1.3 million, resulting from the exercise of stock options and the employee stock purchase plan during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a)	Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations totaled $(0.1) million and $22,000 for the three and nine months ended March 31, 2011, respectively. As of March 31, 2011, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,600	0.9745	4/29/2011
CAD	1,500	0.9745	4/29/2011
EUR	560	0.7099	4/29/2011
JPY	145,000	82.2500	4/28/2011

As of March 31, 2011, the nominal value multiplied by the USD exchange rate of these forward contracts was $5.7 million. Our mark-to-market net unrealized loss on these contracts as of March 31, 2011 was $6 thousand.

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

As of March 31, 2011, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $101.4 million compared to $119.4 million at June 30, 2010. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2011 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2011	2012	Thereafter	March 31, 2011 Total	March 31, 2011 Total
U.S. Government Agencies	$1,510	$1,330	$2,289	$5,129	$5,133
Certificates of Deposit	1,000	240	240	1,480	1,480
Commercial Paper	10,198	1,998	—	12,196	12,196
Corporate Bonds	3,909	11,999	7,023	22,931	22,919
Auction Rate Securities	—	—	10,630	10,630	9,137

	$16,617	$15,567	$20,182	$52,366	$50,865

Weighted-average interest rate			0.9%

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

As of March 31, 2011, $9.1 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon recent auction results, which remained unchanged from June 30, 2010. These ARS were issued by four different entities and are held by two investment firms on our behalf. Three of these securities are “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loan programs. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: 1) successful auction/early redemption, 2) failing auctions until maturity or 3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies as applicable. For the ARS which we had intent to sell as of March 31, 2011, we used the sales price in April 2011 for its valuation. We recorded a $1.7 million other-than-temporary loss in the condensed consolidated statements of operations during the nine months ended March 31, 2010 related to these securities. As of March 31, 2011 these instruments were all rated A, A-, and BBB by Standard and Poor’s and Aaa by Moody’s and all of the $12.5 million par value of these illiquid investments are insured against defaults of principal and interest by third party insurance companies. In the fourth quarter of fiscal 2011, two of these ARS were sold.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

See discussion of Litigation in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, which disclosure is incorporated by reference here. These matters were also discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 1A. Risk Factors

The following risks factors were set forth in Part I, Item 1A, “Risk Factors” in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which could materially affect Openwave’s business, financial condition or future results. These risks are not the only risks facing Openwave; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect Openwave’s business, financial condition, and/or operating results. These risks have not changed substantively from those set forth in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except for those that are marked with an asterisk (“*”).

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel accounted for approximately 31% of our total revenues during the fiscal year ended June 30, 2010, and approximately 22% of our total revenues during the nine months ended March 31, 2011. By virtue of their size and the significant portion of our revenue that we derive from this customer, this customer is able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

*Our customers face implementation and support challenges in introducing Internet-based services, which may slow their rate of adoption or implementation of the services our products enable.

Historically, communications service providers have been relatively slow to implement new, complex services. In addition, communications service providers have encountered greater customer demands to support Internet-based services than they have in the past. We have limited or no control over the pace at which communications service providers implement these new Internet-based services. For instance, on December 21, 2010, the Federal Communications Commission, or FCC, enacted new “net neutrality” rules based on three core principles: (i) transparency; (ii) no blocking; and (iii) no unreasonable discrimination. The “transparency” rule requires broadband Internet access providers to disclose applicable terms, performance, and network management practices to consumers and third party users. The “no blocking” rule restricts broadband Internet access providers from blocking lawful content, applications, services, or devices. The “no unreasonable discrimination” rule prohibits broadband Internet access providers from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules permit broadband service providers to exercise “reasonable network management” for legitimate network purposes, such as management of congestion, harmful traffic, and network security. The rules also permit usage-based billing, and permit broadband service providers to offer additional specialized services, such as facilities-based IP voice services, without being subject to restrictions on discrimination. Although the new rules encompass both wireline and wireless providers, the rules are less stringent with regard to wireless providers. The FCC’s new rules (if they withstand challenges), as well as any additional legislation or regulation, could impose new obligations and restraints on broadband Internet access providers and could limit their ability to manage their networks and services efficiently which could cause a decrease in data traffic, or could cause some of our domestic customers to reduce their perception of the value of some of our mediation offerings, either of which could lessen the demand for our products and services. The failure of communications service providers to introduce and support Internet-based services utilizing our products in a timely and effective manner could have a material adverse effect on our business and operating results.

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

*Our business is subject to the risks of international operations since we depend on international sales, and any decrease in international sales would adversely affect our operating results.

International sales accounted for approximately 58%, 51% and 46% of our total revenues for the nine months ended March 31, 2011 and fiscal years ended June 30, 2010 and 2009, respectively. We currently maintain offices outside of the United States and have sales, engineering and professional services personnel in several countries. Approximately one-half of our employees are located internationally, with 19% of our employees based in our facilities in Belfast, Northern Ireland. Although we have experience operating in foreign jurisdictions like the United Kingdom, Europe, South Africa, Japan and Australia, we are expanding our international operations into areas in which we have little or no operating history. Our ability to manage a global organization is difficult, time consuming and expensive and is subject to a number of risks including, but not limited to:

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

At June 30, 2010, and March 31, 2011, we held auction-rate securities with a fair market value of approximately $9.3 million and $9.1 million, respectively, and a par value of $12.5 million. Between September 30, 2008 and March 31, 2011, we determined that the declines in the fair value of these investments were other-than-temporary and recorded impairment charges equal to $2.1 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse affect on our financial condition.

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

Date: May 6, 2011

OPENWAVE SYSTEMS INC.

By:	/s/ Anne Brennan
Anne Brennan
Chief Financial Officer
(Principal Financial and Chief Accounting Officer
And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2010 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

10.1	Employment Offer Letter between the Company and John Charters dated March 17, 2011.

10.2	Amendment No. 4 to Loan and Security Agreement and Limited Waiver between the Company and Silicon Valley Bank dated April 26, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.