Form 10-K
period 2011-06-30
OPENWAVE SYSTEMS INC
filed 2011-09-06
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Registrant’s telephone number, including area code

(650) 480-8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $178,826,282 as of December 31, 2010 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. Shares of Common Stock held by other persons, including persons who own more than 5% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 85,681,771 shares of the registrant’s Common Stock issued and outstanding as of August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2011 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to numerous risks and uncertainties, including economic and market variables. Words such as “expects”, “intends”, “plans”, “believes”, “estimates” and similar expressions identify such forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to attract and retain customers, obtain and expand market acceptance for our products and services, the information and expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, business strategy, projected plans and objectives, anticipated cost savings from restructurings, and our estimates with respect to future operating results. These forward-looking statements are merely predictions, not historical facts, and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include customer concentration risks, a highly competitive market for our products and services, the risks associated with technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, the risks associated with patent litigation, our ability to retain management and key personnel, and the other risks discussed below in “Item 1A. Risk Factors.” The occurrence of the events described above or in “Item 1A. Risk Factors” below could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in any subsequently filed reports.

PART I

Item 1.    Business.

Company Background

Openwave Systems Inc. (“Openwave”, “our”, “we” or “us”) is a global software innovator delivering context-aware mediation and messaging solutions that enable communication service providers, which include, but are not limited to, mobile and broadband operators, to create and deliver smarter services.

Next-generation networks bring next-generation challenges. Skyrocketing demand for rich media across a growing array of new devices increases the complexity of delivering the best user experience with no interruption. Building on its mobile data heritage, Openwave mobilizes the Internet with predictive solutions supported by real-time analytics that mediate among different ecosystem elements, enhancing modes of Internet Protocol (“IP”) traffic. The result provides our customers with a view of their subscribers, the network, devices and services, and enables our customers to proactively optimize network resources, launch smart mobile services, and provide a contextually relevant user experience.

Openwave’s dynamic software portfolio consists of mediation and messaging product lines.

•

Mediation: Openwave’s mediation solutions are designed to meet the needs of communication service providers moving toward the open, all-IP architectures of next-generation networks. Our mediation solutions are comprised of a suite of service enablers plugging into a platform that acts as a single control point for total traffic management: media and web optimization, policy control, analytics and dynamic charging and campaigning.

•

Messaging: Openwave’s suite of mobile email solutions use IP-based, bandwidth-optimized technologies to simplify the different modes of messaging moving across an operator’s network. Low-cost, distributed content storage ensures that providers can manage the growing amount of content being shared, while a personalized communications dashboard for the end-user simplifies the act of communicating – supporting email, voice, chat, and posts.

We continue to emphasize and invest in our portfolio, with a strong emphasis on the mediation product family and related service enablers. Our global customer base includes more than 80 communication service providers and key partner companies that span the mobile and broadband markets.

Sprint Nextel is a significant customer of Openwave. Approximately 22% of our revenues were derived from this customer during fiscal year 2011. We generally enter into several agreements each quarter with this customer. These agreements relate to purchases of software licenses and related services for several of our products, as well as third-party hardware and software. The majority of our software licenses with this customer are perpetual licenses. Additional license revenues from this customer are generated by their purchase of new products, upgrades, or additional licenses of software they already own if their usage increases. In addition, Sprint Nextel typically purchases software maintenance and support services from us related to these licenses, which are periodically subject to renewal, and typically allow for cancellation if the customer provides notice to us 90 days in advance, or less. Several of our agreements with this customer relate to installation and customization services of our software, which are typically recognized as revenue over the period the services are delivered. Customization services include modifications or additions to the source code of our software in order to enable compatibility with the customer’s specific platform or performance and functionality requirements. Payment terms under our agreements with Sprint Nextel generally state that payments are due within 45 days of the invoice date. While we are attempting to grow our customer base in emerging markets and with other large companies, we believe that our relationship with Sprint Nextel will continue to make up a significant part of our business in the foreseeable future, although there is no guarantee of continued business from this customer.

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

Industry

Operating Environment and Trends

The demand for data services from mobile operators continues to rise as traditional voice revenues continue to flatten. This demand for data has fueled the growth of the mobile web, with application stores, social networking and video services leading the way. Devices such as Android-based smartphones, iPhones, tablets and other connected devices encourage users to consume more data, driving ever-increasing levels of traffic to mobile networks.

Mobile networks were built and managed on the underlying assumption of predictable consumption. Most 2G and 3G networks do not have sufficient capacity to handle the increase in mobile data usage. Upgrades to next-generation 4G networks continue to be incremental. We believe many mobile operators are moving too slowly to alleviate their capacity constraints as demand will continue to outpace the speed at which they can add capacity.

Openwave offers software solutions that not only help maximize existing and future network capacity, but also help network operators leverage their unique position between content and consumer to monetize the mobile experience beyond charging for basic data transport.

Key Industry Trends

Over the last year, the industry has witnessed an unprecedented increase in mobile data usage. The growth in mobile data traffic, much of it from video content, is expected to rise. According to a recent industry report, global mobile data traffic grew 2.6-fold in 2010, nearly tripling for the third year in a row, and this trend is expected to continue in developed regions.

Openwave expects that much of the mobile data growth will continue coming from developed regions (North America, APAC and Western Europe), but it expects to see an increase in mobile data growth from developing regions around the world where, in some instances, many people will have their first internet experience over a mobile device. Openwave has witnessed the rise in popularity of both content and communications services in these developing regions, led predominantly by messaging, especially social networking and Web 2.0 services.

Openwave’s messaging solutions are intended for our broadband, wireline and wireless customers who are looking to simplify and streamline the communications experience. According to a recent industry report, mobile messaging is expected to deliver more than $150 billion in revenues to mobile operators, and the mobile messaging market (SMS, MMS, mobile email, and mobile IM) is expected to grow at a compound annual growth rate of eight percent over the period from 2010 until 2015.

Products and Services

Openwave’s products are modular and based on open standards, providing our customers with the ability to mix and match the right products and technologies to create differentiated mobile services. Our technology is designed to work for a diverse range of mobile devices and platforms regardless of the brand or the type of service that operators select to offer to their subscribers.

Our product portfolio includes server software offerings which include mediation and messaging application products for mobile operators. Our professional services group works with our customers during all stages of the implementation of wireless services. For financial information about our operating segment and geographic areas, see our Consolidated Financial Statements and, in particular, Note 6 to our Consolidated Financial Statements.

Mediation Products

Our mediation software products contain the foundational software required to enable internet connectivity to mobile phones and enable service providers to build compelling services for their subscribers. Our mediation solutions include:

•

Our all-IP Openwave® Integra platform: designed to help mobile operators capture a greater share of the mobile content market by adding additional value through traffic mediation and simplifying network management. Openwave® Integra is a modular platform that supports value-added service enablers which provides new revenue opportunities for mobile operators.

•

Price Plan Innovation: Openwave® Passport Smart Policy is our Openwave® Price Plan Innovation (“PPI”) solution that helps operators think broadly about data price plans and align subscriber expectations and perceived value with services offered.

•

Congestion Control: Our Openwave® Media Optimizer is an intelligent, callable and policy-aware video delivery solution that enables the reduction of data transmission costs and works to improve the online video experience. Openwave® Web Optimizer is a web caching and compression solution that is designed to enable mobile operators to increase the capacity of their network by optimizing off-portal web content. Openwave® Web Optimizer also increases data transfer rates over wireless data networks while decreasing bandwidth consumption.

Messaging Products

Our messaging solutions contain the foundational software required to enable internet connectivity to mobile phones and enable communication service providers to build compelling services for their subscribers. Our messaging portfolio includes:

•

Openwave® Email Mx is the foundation of our messaging solution, which delivers carrier-class messaging with scalability to serve wireline, wireless and ISP customers from a common platform. Openwave® Email Mx: Distributed Edition is designed to enable broadband operators to offer mail boxes with near-limitless storage capacity at a significantly lower cost than current solutions.

•

Openwave® Rich Mail, a PC-based Web 2.0 solution designed for carrier-scale deployment by broadband and mobile operators around the world that enables broadband and mobile operators to brand, personalize and monetize their messaging offerings.

•

Openwave® Smart User Repository is a highly scalable, highly reliable user data storage solution built on the proven foundation of Openwave’s directory technology and offers high speed, low latency user profile and policy access that is specifically designed to assist operators in managing their increasing data traffic.

•	Openwave® Multimedia Messaging Services Center enables operators to offer differentiated and robust multimedia services, such as integrated photo and text messaging.

Professional Services and Maintenance and Global Support Services

Our products and the networks in which they are deployed are complex. Openwave’s support and training services organization provides 24-hour maintenance and support services plus valuable consulting services. Our professional services team performs integration services relating to commercial launches of our technology. As of June 30, 2011, we had 191 employees in our professional services and maintenance and global support organizations.

Research and Product Development

We develop the substantial majority of our products internally. We also outsource engineering work to overseas developers, primarily in India, and purchase or license intellectual property rights in some circumstances. During fiscal year 2012, we plan to reduce our use of overseas developers in order to improve the coordination of the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Currently, we have approximately 200 issued patents with expiration dates ranging from four to 20 years. Our research and development expenses were $41.6 million, $41.0 million and $46.4 million for fiscal 2011, 2010 and 2009, respectively. As of June 30, 2011, we had 135 employees, compared with 149 employees as of June 30, 2010, engaged in research and product development activities. Our ability to meet the customer’s expectations for innovation and enhancement depends on a number of factors, including our ability to (i) identify and respond to emerging technological trends in our target markets, (ii) develop and maintain competitive products, (iii) enhance our existing products by adding features and functionality that differentiate them from those of our competitors and (iv) bring products to market on a timely basis and at competitive prices. Consequently, we continue to enhance the features and performance of our existing products and have made, and intend to continue to make, significant investments in research and product development.

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

Sales, Marketing and Customer Support

We sell our products through a direct sales force and, to a lesser extent, through third-party resellers. As of June 30, 2011, we had 192 employees in sales, marketing and customer support worldwide. Our sales and marketing groups focus on selling products by establishing and managing relationships with customers and channel partners. Our customer support group focuses on performing maintenance and support.

International sales of products and services accounted for 58%, 51% and 46% of our total revenues for fiscal 2011, 2010 and 2009, respectively. Our international sales strategy is to sell directly to large operators and to partner with leading distributors and systems integrators who have strong industry backgrounds and market presence in their respective markets and geographic regions. For further information regarding our segment revenue, geographic areas and significant customers, please refer to Note 6 of our Notes to Consolidated Financial Statements.

Our customers include mobile and broadband operators in North America, Latin America, Europe, Africa, the Middle East and the Asia-Pacific region. Sprint Nextel accounted for 22%, 32% and 27% and AT&T accounted for 4%, 8% and 17%, of our total revenues in fiscal 2011, 2010 and 2009, respectively. No other customer accounted for 10% or more of our total revenues for fiscal 2011, 2010 and 2009.

Strategic and Channel Partners

We continue to collaborate with other technology companies, including Oracle, McAfee, SAP, Redhat, F5 Networks and others which expand our reach and capabilities and maintain our company-wide focus on increasing customer satisfaction and improving the user experience.

In addition to delivering tailored solutions directly to our customers, we are collaborating with our channel partners, which include Alcatel Lucent , HP, Juniper Networks and IBM worldwide; as well as Syniverse in Southeast Asia and others in Latin America and Africa to bring our technologies to emerging markets.

Backlog

Our backlog as of June 30, 2011 was approximately $174.9 million, up $4.1 million from $170.8 million as of June 30, 2010. The increase in backlog relates to an increase in the dollar value of multi-year maintenance and support bookings during fiscal 2011. We define backlog as the aggregate value of all existing arrangements less revenue recognized on those arrangements to date. Many of our bookings include the ability of customers to cancel orders, generally related to services or maintenance and support.

Competition

We face intense competition in all aspects of our business. The nature of mediation and messaging markets creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change. The widespread and increasing adoption of open industry standards may also make it easier for new market entrants and existing competitors to introduce new products that compete with our products and services. In addition, as we expand into emerging markets, not only will we face increased competition from existing competitors, but we will also face new competitors that have an established presence in the emerging markets. Moreover, we or our competitors may take strategic actions, including acquisitions, partnerships and joint ventures, or repositioning of product lines, which invite even greater competition in one or more product categories.

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

Our mediation solutions competitors are as follows:

•	Openwave® Integra competes with the traditional wireless equipment manufacturers, such as Ericsson, Nokia Siemens Networks, and Huawei, as these vendors also offer All-IP Mobile Data Gateways.

•	Openwave® Passport: Smart Policy competes with the policy management vendors such as Amdocs, Openet and Acision.

•	Openwave® Media Optimizer and Openwave® Web Optimizer compete against web and video optimization vendors such as Bytemobile, Flash Networks, and Mobixell.

Our messaging solutions compete with the traditional messaging platform vendors such as Oracle, Critical Path and Communigate.

In addition, Internet search and content providers, such as Google and Yahoo!, recently have launched data services offerings directed at wireless end users. These services may compete directly with services offered by our traditional customer base. In the future, Internet search and content providers may directly compete with us by launching wireless data services.

Employees

As of June 30, 2011, we had 536 employees. None of our employees are covered by any collective bargaining agreements, except for some employees located in Europe.

Financial Information about Geographic Areas

For Openwave’s financial information about geographic areas, please see Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Risks attendant to our foreign operations are described in Item 1A, Risk Factors, in the risks entitled “Our business is subject to the risks of international operations because we depend on international sales, and any decrease in international sales would adversely affect our operating results” and “Changes in foreign currency exchange rates could negatively affect our operating results,” which disclosure is incorporated by reference here.

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel accounted for approximately 32% of our total revenues during the fiscal year ended June 30, 2010, and approximately 22% of our total revenues during the fiscal year ended June 30, 2011. By virtue of their size and the significant portion of our revenue that we derive from this customer, this customer is able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

Consolidation of communication service providers may impair our ability to attract new customers and negotiate favorable business terms.

The telecommunications industry is rapidly evolving and highly competitive. These factors combined with recent poor economic conditions, resulted in some communications services providers having poor operating results. As a result, some of these communications service providers have consolidated or are working to consolidate or otherwise cease operations. If consolidation continues to occur, we will have a smaller number of current customers as well as a smaller number of potential customers in which to sell our products and services. Further, our ability to negotiate favorable terms with the communications service providers could be impaired, which could increase our expenses and harm our operating results.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of June 30, 2011, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance or acquire products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

The market for our products and services is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. Their resources have enabled them to aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. If our competitors consolidate, then they will be even larger, and may be able to compete more effectively against us than they currently do. If our competitors offer deep discounts on some of their products in an effort to gain market share or to sell other products or services, we may then need to lower prices of our products and services, change our pricing models, or offer other favorable terms in order to compete successfully, which would likely reduce our margins and adversely affect operating results.

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

Our business is subject to the risks of international operations because we depend on international sales, and any decrease in international sales would adversely affect our operating results.

International sales accounted for approximately 58%, 51% and 46% of our total revenues for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. We currently maintain offices outside of the United States and have sales, engineering and professional services personnel in several countries. Approximately one-half of our employees are located internationally, with 22% of our employees based in our facilities in Belfast, Northern Ireland. Although we have experience operating in foreign jurisdictions like the United Kingdom, Europe, South Africa, Japan and Australia, we are expanding our international operations into areas in which we have little or no operating history. Our ability to manage a global organization is difficult, time consuming and expensive and is subject to a number of risks including, but not limited to:

•	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	Lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	Longer accounts receivables payment cycles and difficulties in collecting accounts receivables;

•	Difficulties in managing and staffing international operations;

•	Currency exchange rate fluctuations and our ability to manage these fluctuations under our foreign exchange hedging policy;

•	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	Dependence on third parties, including channel partners with whom we have limited experience;

•	Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;

•	Political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	Reduced or varied protection for intellectual property rights in some countries.

Operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Changes in foreign currency exchange rates could negatively affect our operating results.

Our primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and some parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally will lead us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, thereby limiting the benefit; as strengthening of foreign currencies may also increase our cost of product components denominated in those currencies.

We have used derivative instruments, such as foreign exchange forward and option positions, to hedge some exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. Accordingly, changes in foreign currency exchange rates relative to the U.S. Dollar could negatively affect our operating results.

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

We have brought legal action against Apple Inc. and Research In Motion in our efforts to monetize our patents, which may be expensive and time-consuming and may lead to outcomes and counterclaims against us that may have an adverse effect on our business.

We have filed a complaint with the International Trade Commission (ITC) in Washington, DC, with Apple Inc., Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities (RIM) from importing into the United States their products, including smart devices and tablet computers, that infringe Openwave patents cited in the complaint. The complaint alleges that Apple and RIM infringe upon five Openwave patents that cover technology that gives consumers access to the Internet from their mobile devices. We also filed a similar complaint against Apple and RIM in the federal district court of Delaware, asserting the same claims and seeking an injunction and damages. These law suits may be time consuming and costly, and result in the significant diversion of management’s attention. Further, as is typical in law suits like these, we expect that Apple and RIM will assert counterclaims challenging the validity of our patents as well as claiming that we are violating their patents. Although we believe that our position is well founded, intellectual property litigation is uncertain, and if we are not able to prevail on our claims, our ability to monetize our patents will be substantially undermined. Further, if Apple and RIM are able to prevail on counterclaims that they may assert, then our ability to conduct our business may be negatively affected.

Our products may infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties or other damages.

Our products or solutions, including third party elements, may be alleged to infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties or other remedies. To the extent the number of our products, solutions, and services increases and their features and content continue to expand, we may increasingly become subject to infringement and other intellectual property claims by third parties. From time to time, we and our customers have received and may receive in the future, offers to license or claims alleging infringement of intellectual property rights, or may become aware of some third party patents that may relate to our products. For example, a number of parties have asserted to standards bodies such as OMA that they own intellectual property rights which may be essential for the implementation of specifications developed by those standards bodies. A number of our products are designed to conform to OMA specifications or those of other standards bodies, and have been, and may in the future be, subject to offers to license or claims of infringement on that basis by individuals, intellectual property licensing entities and other companies, including companies in the telecommunications field with greater financial resources and larger intellectual property portfolios than our own.

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers and make sales in countries known to experience corruption, particularly some emerging countries in East Asia, Eastern Europe and Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to prevent these practices by our employees, consultants, sales agents and resellers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we may be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

At June 30, 2011, we held auction-rate securities with a fair market value of approximately $4.4 million and a par value of $5.7 million. Between September 30, 2008 and June 30, 2011, we determined that the declines in the fair value of our remaining auction-rate securities were other-than-temporary and recorded impairment charges equal to $0.5 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse affect on our financial condition.

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

Our revolving credit facility with Silicon Valley Bank contains numerous restrictive covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.

In January 2009, we entered into a $40.0 million secured revolving credit facility with Silicon Valley Bank, as subsequently amended, which contains numerous restrictive covenants that require us to comply with and maintain specified financial tests and ratios, thereby restricting our ability to:

•	Incur debt;

•	Incur liens;

•	Redeem or prepay subordinated debt;

•	Make acquisitions of businesses or entities to sell specified assets;

•	Make investments, including loans, guarantees and advances;

•	Make capital expenditures beyond a specified threshold;

•	Engage in transactions with affiliates;

•	Pay dividends or limit the amount of stock repurchases; and

•	Enter into specified restrictive agreements.

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Our current credit agreement is secured by a pledge of all of our assets. If we were to default under our current credit agreement, including a default of our financial covenants, and were unable to obtain a waiver or an amendment for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations, if any, under the current credit agreement and could require us to put up cash collateral for any outstanding letter of credit balances. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal office is located in Redwood City, California, where we lease approximately 144,000 square feet under a sublease agreement that terminates on June 29, 2013. We also have other facility leases in other locations in the United States and throughout the world, including our former headquarters which comprises approximately 283,000 square feet and which is currently under a sublease that expires April 29, 2013. The future lease payments, net of sublease income, for our former headquarters is included in accrued restructuring costs in our consolidated balance sheet.

We believe that our facilities are sufficient for our purposes for the foreseeable future.

Item 3.    Legal Proceedings.

IPO securities class action

On November 5, 2001, a securities fraud class action complaint was filed in the United States District Court for the Southern District of New York. In re Openwave Systems Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9744 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)

(S.D.N.Y.). It is brought purportedly on behalf of all persons who purchased shares of Openwave’s common stock from June 11, 1999 through December 6, 2000. The defendants are Openwave and five of its present or former officers (the “Openwave Defendants”), and several investment banking firms that served as underwriters of Openwave’s initial public offering and secondary public offering. Three of the individual defendants were dismissed without prejudice, subject to a tolling of the statute of limitations. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow some customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for some customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued by Credit Suisse First Boston, Hambrecht & Quist, Robertson Stephens, and Piper Jaffray. No specific damages are claimed. Similar allegations were made in over 300 other lawsuits challenging public offerings conducted in 1999 and 2000, and the cases were consolidated for pretrial purposes.

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal have been filed by putative class members, challenging the settlement and the judgment. Openwave believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2011.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Openwave’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including Openwave’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, Plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitation issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issued and granted the underwriters’ petition relating to the statute of limitations issue.

No amount has been accrued as of June 30, 2011, as a loss is not considered probable or reasonably estimable.

In the Matter of Certain Devices of Mobile Communication

On August 31, 2011, we filed a complaint with the International Trade Commission (ITC) in Washington, DC, with Apple Inc., Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities (RIM) from importing into the United States their products, including smart devices and tablet computers, that infringe Openwave patents cited in the complaint. The complaint alleges that Apple and RIM infringe upon five Openwave patents that cover technology that gives consumers access to the Internet from their mobile devices.

Openwave Systems Inc. v. Apple Inc., Research in Motion Ltd, and Research in Motion Corp.

On August 31, 2011, we filed a complaint in the federal district court for the district of Delaware against Apple and RIM, again alleging that Apple and RIM products infringe Openwave patents, seeking among other things a declaration that our patents we cite in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement.

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

Stock price by quarter	High	Low
Fiscal year ended June 30, 2011:
First quarter	$2.14	$1.59
Second quarter	$2.43	$1.68
Third quarter	$2.58	$1.98
Fourth quarter	$2.43	$2.02
Fiscal year ended June 30, 2010:
First quarter	$2.98	$2.12
Second quarter	$2.92	$2.03
Third quarter	$2.75	$2.08
Fourth quarter	$2.85	$2.00

Holders

As of August 31, 2011 there were 382 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, and the S&P Telecommunication Services Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the S&P Telecommunication Services Index on June 30, 2006, and calculates the return quarterly through June 30, 2011. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect Musiwave and Client as discontinued operations, for fiscal 2011, 2010, 2009, 2008 and 2007 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2011	2010	2009	2008	2007
Selected Consolidated Statements of Operations Data:
Total revenues	$155,546	$183,304	$191,698	$200,877	$242,822
Total cost of revenues	63,363	72,304	74,900	89,403	110,112
Gross profit	92,183	111,000	116,798	111,474	132,710
Total operating expenses	118,500	118,381	190,911	176,634	257,853
Operating loss from continuing operations	(26,317)	(7,381)	(74,113)	(65,160)	(125,143)
Net loss from continuing operations	(28,895)	(10,373)	(87,505)	(64,856)	(112,131)
Discontinued operations:
Net income (loss) from discontinued operations, net of tax	3,411	—	(371)	6,804	3,462
Impairment on discontinued operations, net of tax	—	—	—	—	(87,968)
Gain on sale of discontinued operations	(9,764)	4,516	2,000	36,190	—
Total income (loss) from discontinued operations	(6,353)	4,516	1,629	42,994	(84,506)
Net loss	$(35,248)	$(5,857)	$(85,876)	$(21,862)	$(196,637)
Basic and diluted net income (loss) per share:
Continuing operations	$(0.34)	$(0.12)	$(1.06)	$(0.79)	$(1.24)
Discontinued operations	$(0.08)	$0.05	$0.02	$0.52	$(0.94)
Basic and diluted net income (loss) per share	$(0.42)	$(0.07)	$(1.04)	$(0.27)	$(2.18)
Shares used in computing basic and diluted net income (loss) per share	84,577	83,500	82,956	82,465	90,246
Cash dividends declared per common share	$—	$—	$—	$—	$1.20

	As of June 30,
	2011	2010	2009	2008	2007
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and restricted cash and short-term investments	$81,213	$106,146	$109,082	$224,851	$242,705
Long-term investments and restricted cash and investments	15,630	13,222	17,618	52,419	37,944
Total assets	147,817	188,609	208,367	504,744	548,287
Total assets of discontinued operations	—	—	—	—	53,691
Convertible subordinated debt, net	—	—	—	149,842	149,017
Total stockholders’ equity	$42,945	$72,759	$72,696	$154,015	$170,252

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

The cautious spending environment by communication service providers has contributed to reducing our revenues over recent years, and we have also experienced lower-than-expected sales of our new products, which in some cases is a result of slow market adoption, and competition from competitors. In some cases, our customers choose to address capacity issues by purchasing additional hardware rather than improving their network’s efficiency with the purchase of additional software. In addition, as the generation of technology platforms (i.e, 2G and 3G) begin to be replaced more quickly, we notice operators are exercising caution in spending on capital additions due to the shorter period of benefit. While we intend to introduce new products to market, expanding our customer base in new regions, increase our sales through channel partners, and monetizing our portfolio of intellectual property, our success or failure in these endeavors could have a material effect on our financial condition.

On July 27, 2011, our Board of Directors approved a restructuring plan to better align Openwave’s resources among our operational groups, reduce costs and improve operating efficiencies. This restructuring plan contemplates an approximate 18% to 20% reduction in workforce. We expect to incur approximately $6.0 million in restructuring and related charges associated with this restructuring plan during the six months ending December 31, 2011. This restructuring plan is intended to give us more time to bring new products to market, or in some cases improve new products, establish reference accounts, and capitalize on the relationships of new channel partners, by reducing operating costs in-line with revenue. The financial impact of this restructuring plan is expected to create lower operating costs beginning in the quarter ending December 31, 2011.

The key performance measures that we use in assessing our business include bookings, backlog, gross margins, operating cash flows and disciplined management of operating expenses. Our goal is to maintain, over time, a book-to-bill ratio of 1:1 or better. This in turn builds backlog and, therefore, predictability of future revenues.

Bookings comprise the aggregate value of all new arrangements executed during a period. We define backlog as the aggregate value of all existing arrangements less revenue recognized to date under these arrangements. For fiscal 2011, bookings were approximately $159.2 million, down $11.5 million, or 7%, from approximately $170.7 million for fiscal 2010. Backlog was approximately $174.9 million as of June 30, 2011, up from $170.8 million as of June 30, 2010. Many of our bookings include the ability for customers to cancel services or maintenance. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog. For example, during the second fiscal quarter of 2011, our largest booking was the renewal of maintenance for several products for three years, totaling $25.4 million. After the first year, the customer may terminate the renewal for convenience. While we do not expect any material terminations from this booking, it is possible for the customer to do so without penalty. Support or hosting agreements that cover multiple years can contribute to the variability in the quarterly amount of bookings achieved, as well as the timing of revenue, billings and collections from those bookings. Generally, revenue resulting from license and services bookings are recognized and collected over approximately two years based upon the dollar-weighted average project time. Support bookings typically cover one to three years. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog.

Bookings that span multiple years are generally recognized, billed and collected over the same period. Bookings in our fourth quarter included a third party hardware order from Sprint for $4.7 million. See a discussion on the account for this type of arrangement under critical accounting policies.

The table below presents our gross margin on a GAAP basis and provides a reconciliation to the key metric monitored by management, as this metric excludes items which management does not consider in evaluating Openwave’s on-going business. Because amortization of intangibles and stock-based compensation are non-cash items, management excludes them from the metric in order to compare Openwave with other companies, as many other companies also exclude these items. Further, investors often use measures such as these to evaluate the financial performance of a company.

	Fiscal Year Ended June 30,
	2011		2010		2009
	(dollars in thousands)
Gross Margin	$92,183	59.3%	$111,000	60.6%	$116,798	60.9%
Amortization of intangibles included in Cost of revenues	1,647	1.1%	1,680	0.9%	3,306	1.7%
Stock based compensation included in Cost of revenues	371	0.2%	348	0.2%	656	0.4%

Management Metric	$94,201	60.6%	$113,028	61.7%	$120,760	63.0%

Until the end of fiscal year 2011, we expected to maintain gross margins of approximately 60%. For fiscal year 2012, in response to lower-than-expected bookings during the fourth quarter of fiscal 2011 and our forecast for fiscal 2012, we expect that our gross margins will decline to between approximately 52% and 56%. However, our gross margin will continue to fluctuate from quarter to quarter, depending on the mix of software, services and hardware delivered during the quarter, which is subject to our customers’ schedules and demands.

Our total revenues decreased by $27.8 million, or 15%, from $183.3 million for fiscal 2010, to $155.5 million for fiscal 2011. See discussion of Revenues below under the Summary of Operating Results.

Since inception in 1994, Openwave and its predecessor companies have invested in and patented intellectual property for the mobile internet industry. We have commenced plans to license this intellectual property. For example, during the first quarter of fiscal 2011 we licensed specified patents to a competitor which generated $4.0 million in patent revenue for the period. As we execute our licensing plans, we anticipate the related revenue in future periods to be unpredictable and volatile. Additionally, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material in any given period, and are unpredictable and volatile. Effectively policing and enforcing our intellectual property is time consuming and costly. In addition, there can be no assurance that any ongoing or future litigation will be successful.

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

As part of our license arrangements with customers, we offer new version coverage, which is an optional program that grants licensees the right to receive minor and major version releases of the product made during the applicable new version coverage term. Customers receive error and bug fix releases as part of their maintenance and support arrangements. Revenue from support and maintenance and new version coverage services is recognized ratably over the term of the agreement. New version coverage revenue is classified as license revenue in our consolidated statements of operations.

If a software arrangement contains software and professional service elements where professional services are essential to the functionality of the software element, software and professional service elements are accounted for as one unit of accounting under contract accounting guidance. Revenue from these arrangements is recognized under the percentage-of-completion method using an input method based on the ratio of direct labor hours incurred to-date to total projected direct labor hours, except in rare circumstances where completion status cannot be reasonably estimated or a reasonable doubt regarding customer acceptance exists, in which case the completed contract method is used. Some contracts contain refund and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and considers the customer’s assessment, if any. If an arrangement subject to contract accounting contains maintenance and support for which VSOE does not exist, this arrangement is accounted for under the completed contract method, in which case total revenue is deferred until the project is complete and then recognized ratably over the maintenance and support period.

Arrangements may include a third-party hardware element purchased in conjunction with software and professional services. The third-party hardware element is evaluated for gross versus net presentation, whereby gross presentation reports the full amount of the fees in revenue with the corresponding cost in cost of revenues. The criteria for gross reporting includes, but is not limited to: the vendor is the primarily obligor in the arrangement and must pay for the product regardless of whether the customer pays the vendor, the vendor takes title to the hardware, and the vendor has latitude in setting the price with the customer. Third-party hardware fees are recognized in Services revenue and the cost of the hardware is recognized in Cost of services under the percentage of completion method. On occasion, third-party hardware may be purchased separately from Openwave software. Revenue from these arrangements are recognized when persuasive evidence of an arrangement exists, the delivery has occurred, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection of the fee is probable. Additionally, multiple element deals that exclude software or are not otherwise accounted for under project accounting are evaluated to determine the value allocated to each of the elements based upon vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. Historically, revenue from third-party elements included in our arrangements has been presented on a gross basis as opposed to a net basis as we have acted as the principal in these transactions.

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

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of June 30, 2011, the accounts receivable balance was $22.3 million, net of the allowance for doubtful accounts of $0.1 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable was 1%, 3% and 4% in fiscal 2011, 2010 and 2009, respectively. Based on our results for fiscal 2011, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $0.2 million.

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

Subsequent to the goodwill impairment discussed above, Openwave paid $0.3 million pursuant to an earnout provision in an acquisition agreement, resulting in the $0.3 million balance of goodwill. During fiscal 2011 and 2010, there were no impairments to goodwill or long-lived assets.

Stock-based Compensation

Stock-based compensation is recorded utilizing the fair value recognition provisions of accounting guidance, which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in market traded options on Openwave common stock when appropriate. During fiscal 2011, 2010 and 2009, implied volatility was not utilized in our valuation of options granted due to the lack of option contracts with a strike price similar to our stock option grants. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. Our expected term of options granted is derived from actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options.

Valuation of Investments

As of June 30, 2011 and June 30, 2010, $4.4 million and $9.3 million, respectively, in auction rate securities (“ARS”), recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon lack of recent auction results. We estimated the fair value of these auction rate securities based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable. We recorded other-than-temporary and realized losses in the consolidated statements of operations of $1.1 million, $1.7 million and $8.2 million during fiscal 2011, 2010 and 2009, respectively, related to these securities.

Restructuring–related Assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs and severance-related costs. To determine the facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, some estimates were made related to: (1) the time period over which the relevant building would remain vacant; (2) sublease terms; and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates). To determine the severance and employment-related charges, we made some estimates as they relate to severance benefits including the remaining time employees will be retained and the estimated severance period. When stock-based grants are modified in connection with a restructuring, the amount of stock-based compensation associated with the modified portion of the grant which would not have vested otherwise, is charged to restructuring expense. These modifications are generally an acceleration of vesting which forego the original requirement to vest over future employment.

Summary of Operating Results for Fiscal 2011, 2010 and 2009

Revenues

We generate four different types of revenues: license; maintenance and support; services and patents. License revenues are primarily associated with the licensing of our software products to communication service providers; maintenance and support revenues are derived from providing support services to communication service providers; services revenues are primarily a result of providing deployment and integration consulting services to communication service providers, and may include a limited amount of packaged solution elements which may be comprised of our software licenses, professional services, third-party software and hardware, and patents revenues are derived from licensing our intellectual property.

The majority of our revenues have been to a limited number of customers and our sales are concentrated in a single industry. One customer, Sprint Nextel, during fiscal 2011 and fiscal 2010 accounted for over 10% of revenues. During fiscal 2009, two customers, Sprint Nextel and AT&T, accounted for over 10% of revenues. No other customer accounted for 10% or more of total revenues for fiscal 2011, 2010 and 2009.

	% of Total Revenue for Fiscal Year ended June 30,
	2011	2010	2009
Customer:
Sprint Nextel	22%	32%	27%
AT&T	4%	8%	17%

We have derived a substantial portion of our revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel and AT&T. Sales of products and services to U.S. based customers accounted for 42%, 49% and 54% of our total revenues for fiscal 2011, 2010 and 2009, respectively. Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved. Any change in our business relationship with Sprint Nextel and, to a lesser extent, AT&T, could have a significant adverse impact on our financial results and stock price.

The following table presents the key revenue information for fiscal 2011, 2010 and 2009, respectively (dollars in thousands):

	Fiscal Year ended June 30,			Percent Change FY 2011 from FY 2010	Percent Change FY 2010 from FY 2009
	2011	2010	2009
Revenues:
License	$44,612	$51,938	$57,956	-14%	-10%
Maintenance and support	50,096	62,183	63,940	-19%	-3%
Services	56,819	69,183	69,802	-18%	-1%
Patents	4,019	—	—	N/A	N/A

Total revenues	$155,546	$183,304	$191,698	-15%	-4%

Percent of revenues:
License	29%	28%	30%
Maintenance and support	32%	34%	33%
Services	36%	38%	37%
Patents	3%	N/A	N/A

Total revenues	100%	100%	100%

License Revenues

License revenues decreased by $7.3 million, or 14%, during fiscal 2011 as compared with fiscal 2010. The decrease in license revenues is indicative of the 7% reduction in bookings during fiscal 2011 as compared with fiscal 2010, as well of the mix of bookings in fiscal 2009 containing a higher percentage of license bookings that favorably impacted fiscal 2010. Additionally, the reduction in license bookings is also a result of the reduction in legacy product sales which were not replaced by new product sales.

License revenues decreased by $6.0 million, or 10%, during fiscal 2010 as compared with fiscal 2009. The decrease in license revenues is indicative of the variability in revenue recognition of current and prior bookings, and is primarily related to a large deal which was finalized during the third quarter of fiscal 2009, and thus there was no associated license revenue during fiscal 2010.

Maintenance and Support Revenues

Maintenance and support revenues decreased by $12.1 million, or 19%, during fiscal 2011 as compared with fiscal 2010. This decrease was primarily a result of non-renewals and reductions in renewed support services in some cases.

Maintenance and support revenues decreased by $1.8 million, or 3%, during fiscal 2010 as compared with fiscal 2009. The decrease is a result of non-renewals in some cases.

Services Revenues

Services revenue decreased $12.4 million, or 18%, during fiscal 2011 as compared with fiscal 2010. The decrease in services revenue was primarily due to the completion of various projects since the prior year, as well as due to a decline of 7% in new bookings during fiscal 2011.

Services revenue decreased $0.6 million, or 1%, during fiscal 2010 as compared with fiscal 2009. The decrease in services revenue was primarily due to the completion of various projects since the prior year.

Patents Revenues

During the first quarter of fiscal 2011, we entered into a license agreement with a competitor whereby we licensed rights to some of our patents for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010. Patent revenues during fiscal 2011 primarily relate to the initial royalty fee, in addition to minimal royalties being reported under this agreement during fiscal 2011. There were no additional new license agreements entered into during fiscal 2011. We intend to continue to seek monetization opportunities for our intellectual property; however, there can be no guarantee that our efforts will be successful.

Cost of Revenues

The following table presents cost of revenues, as well as cost of revenues as a percentage of related revenue type for fiscal 2011, 2010, and 2009, respectively (dollars in thousands):

	Year ended June 30,			Percent Change FY 2011 from FY 2010	Percent Change FY 2010 from FY 2009
	2011	2010	2009
Cost of Revenues:
License	$2,236	$2,295	$5,502	-3%	-58%
Maintenance and Support	16,274	18,091	17,094	-10%	6%
Services	44,853	51,918	52,304	-14%	-1%

Total cost of revenues	$63,363	$72,304	$74,900	-12%	-3%

Cost as a percent of related revenues:
License	5%	4%	9%
Maintenance and support	32%	29%	27%
Services	79%	75%	75%
Gross margin per related revenue:
License	95%	96%	91%
Maintenance and Support	68%	71%	73%
Services	21%	25%	25%
Patents	100%	N/A	N/A

Total gross margin	59%	61%	61%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Cost of license revenues during fiscal 2011 remained relatively consistent when compared with fiscal 2010, primarily as no further assets became fully amortized during the periods.

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

Cost of maintenance and support revenues during fiscal 2011 decreased by $1.8 million, or 10%, as compared with fiscal 2010. This decrease was primarily a result of reductions in customized maintenance and support projects. Additionally, gross margin decreased by three points from 71% in fiscal 2010 to 68% in fiscal 2011, due to a reduction in renewal rates, as discussed above.

Cost of maintenance and support revenues during fiscal 2010 increased by $1.0 million, or 6%, as compared with fiscal 2009. The increase in cost of maintenance and support revenues is primarily attributed to additional services provided to two customers that did not recur.

Cost of Services Revenues

Cost of services revenues consists of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale and related overhead. Historically, hardware purchased for resale has been an insignificant component of revenues. For fiscal 2011, 2010 and 2009, hardware comprised less than 10% of our total revenues.

Services costs decreased by $7.1 million, or 14%, in fiscal 2011 as compared with the prior fiscal year. This decrease relates to 18% decline in revenues discussed above due to the completion of various projects in the prior fiscal year. Additionally, the gross margin declined from 25% in fiscal 2010 to 21% in fiscal 2011 due to some flat-fee contracts which required more servers than expected which negatively impacted the margin.

Services costs decreased by $0.4 million, or 1%, in fiscal 2010 as compared with the prior fiscal year. This decrease relates to the decrease in services revenue of 1% during the same period.

Cost of Patents Revenues

Openwave has invested in and patented intellectual property for the mobile internet industry. The administrative cost of filing these patents has not been material. The cost of creating the intellectual property has been reflected in research and development costs over the years as incurred, with the primary purpose of developing intellectual property for sale in the form of enterprise software. Additionally, we recently entered into a significant contract to license the use of our patents to one of our competitors in the first quarter of fiscal 2011 as described above. Contract negotiation costs on all contracts are primarily incurred by our legal department and are reflected in general and administrative costs as incurred. As such, the gross margin on patents is 100% as any direct or indirect associated costs have been expensed as incurred in operating expenses. The primary operating expense associated with our efforts to license and protect our intellectual property and proprietary rights relate to professional fees from outside legal counsel, which are recorded in general and administrative expenses, and could be material in any given period, and are unpredictable and volatile.

Operating Expenses

During fiscal 2011, our total operating expenses remained relatively consistent with fiscal 2010. Based upon the announcement of the restructuring on August 1, 2011, we expect that operating expenses will decrease from fiscal 2011.

During fiscal 2010, our total operating expenses decreased by $72.5 million, or 38%, from fiscal 2009. Overall, operating expenses not related to the goodwill impairment charge of $59.5 million recorded during the second quarter of fiscal 2009 (see “Critical Accounting Policies and Judgments” above continued to decline, from $131.4 million in fiscal 2009 to $118.4 million in fiscal 2010. This decline is attributed to lower labor costs, restructuring charges and professional fee expense.

The following table represents operating expenses for fiscal 2011, 2010 and 2009, respectively (dollars in thousands):

	Fiscal Year ended June 30,
	2011	Percent Increase (Decrease)	2010	Percent Increase (Decrease)	2009
Research and development	$41,617	1%	$41,045	-12%	$46,422
Sales and marketing	46,529	8%	43,096	1%	42,474
General and administrative	26,102	-10%	29,107	-11%	32,777
Restructuring and other costs	4,252	-17%	5,133	-47%	9,665
Amortization of intangible assets and goodwill impairment	—	N/A	—	-100%	59,573

Total operating expenses	$118,500	0%	$118,381	-38%	$190,911

Percent of revenues
Research and development	27%		22%		24%
Sales and marketing	30%		24%		22%
General and administrative	17%		16%		17%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

During fiscal 2011, research and development costs increased $0.6 million compared with the prior year. This increase is attributable to an increase in outsourced research and development services of $1.9 million. This was consistent with our restructuring announced in fiscal 2011 whereby we consolidated research and development facilities and increased our outsourcing of research and development activities. In fiscal 2012 however, consistent with the restructuring announced on August 1, 2011, we expect outsourcing costs in research and development to decline. This increase was partially offset by a decline in labor costs and related allocations of $1.3 million.

During fiscal 2010, research and development costs decreased $5.4 million compared with the prior year. This decrease is attributable to a decline in labor costs, primarily related to the reduction in workforce in connection with the consolidation of facilities as part of the restructuring announced in the third quarter of fiscal year 2009 and the restructuring announced in the second quarter of fiscal 2010, as described in Note 12 of notes to the consolidated financial statements. As of June 30, 2010 we had 149 employees engaged in research and development activities, versus 155 employees as of June 30, 2009, which represents a 4% reduction from fiscal 2009. However, we increased our outsourcing of research and development services over the same period.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses and related facility costs for our sales and marketing personnel and amortization of customer relationship intangibles. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials and other market development programs.

Sales and marketing expenses increased by $3.4 million during fiscal 2011 as compared with fiscal 2010. This increase was primarily caused by increased labor costs of $3.0 million related to an increase of 15% in average labor costs per head as a result of hiring senior positions in this department, as well as an increase in employee development expense of $1.0 million related to recruiting and staff development costs. These increases were partially offset by a decline of $0.6 million in contingent worker expense related to the completion of a training project in the prior year.

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

General and administrative expenses decreased by approximately $3.0 million in fiscal 2011 as compared with fiscal 2010. This decrease is primarily attributed to a reduction of $2.4 million in labor and associated costs related to a decline in average headcount of 18%, as well as a $0.6 million reduction in facilities costs related to a reduction in rental space.

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

Restructuring and Other Costs

Restructuring and other costs decreased by $0.9 million in fiscal 2011 as compared with fiscal 2010. This decrease was related to decreases of $0.3 million in accretion expense and $0.8 million in adjustments to prior restructurings. These declines were partially offset by the increase of $0.2 million in new restructuring charges incurred during fiscal 2011 when compared with the prior year’s period. Based upon the announcement of the restructuring on August 1, 2011, we expect that restructuring costs will increase from fiscal 2011.

Restructuring and other costs decreased by $4.5 million in fiscal 2010 as compared with fiscal 2009. This decrease was primarily related to a decrease in facilities related accretion of $0.2 million and a $4.3 million decline in new restructuring plan charges.

Amortization of Intangible Assets and Goodwill Impairment

Amortization of intangible assets for fiscal 2011, 2010 and 2009 was (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Amortization of intangible assets:
Developed and core technology (a)	$1,630	$1,640	$3,245
Customer contracts—licenses (a)	—	—	21
Customer contracts—support (b)	17	40	40
Workforce in place (c)	—	—	56

Total amortization of intangible assets	1,647	1,680	3,362
Impairment of goodwill (d)	—	—	59,517

Amortization of intangible assets and goodwill impairment	$1,647	$1,680	$62,879

(a)	Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our consolidated statements of operations.
(b)	Amortization of customer contracts for support is included in cost of revenues—maintenance and support.
(c)	Amortization of workforce in place is included in operating expenses.
(d)	Openwave’s stock price was negatively impacted by deterioration in the overall economic environment, particularly in the second and third quarters of fiscal 2009. This deterioration contributed to a change in the buying patterns of our customers who have seen a reduction in their capital expenditure budgets. This change increased uncertainty around the levels of anticipated future revenues. During the three months ended December 31, 2008, the price of our common stock declined 48% from September 30, 2008. This decline was a triggering event which led management to perform an interim analysis, to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The initial step of the analysis was to determine the estimated fair value of Openwave, which has one reporting unit. The estimated fair value of Openwave was calculated based on the observable market capitalization with a range of estimated control premiums and an estimated range of discounted future estimated cash flows. The resulting estimated fair value of Openwave was less than stockholders’ equity at December 31, 2008. This necessitated an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded the implied fair value of goodwill. The implied fair value of our goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of Openwave was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if Openwave had been acquired in a business combination with the estimated fair value of Openwave representing the price paid to acquire it. Based on the analysis, management determined that the implied fair value of our goodwill was zero, resulting in a goodwill impairment charge of $59.5 million during the second quarter of fiscal 2009, which was classified as Amortization of intangible assets and goodwill impairment in our consolidated statement of operations. For further details, please see the Impairment Assessments of Goodwill and Long-lived Assets section of Critical Accounting Policies and Judgments.

The decrease in amortization over the last three years is due to a number of assets becoming fully amortized.

Identified intangible assets are amortized on a straight-line basis over three to five years.

Interest Income

Interest income totaled $0.6 million, $0.8 million, and $3.6 million for fiscal 2011, 2010 and 2009, respectively. The decrease in interest income over the last three years is primarily attributed to lower interest rates and lower investment balances due to cash used for operations and the utilization of $150.0 million of cash for the repayment of convertible subordinated notes in the first quarter of fiscal 2009.

Interest Expense

We incurred interest expense during fiscal 2011, 2010, and 2009 of $0.5 million, $0.6 million, and $1.2 million, respectively. The majority of our interest expense in fiscal 2011 and 2010 relates to the line of credit facility and letters of credit entered into during the third quarter of fiscal 2009. The majority of our interest expense in the first quarter of fiscal 2009 related to our convertible subordinated notes which were repaid on September 9, 2008, causing that interest expense to cease in the second quarter of fiscal 2009.

Other Expense, net

Other expense, net totaled $0.8 million, $0.2 million, and $12.8 million for fiscal 2011, 2010 and 2009, respectively. The increase in other expense, net when comparing fiscal 2011 with the prior year’s period, primarily relates to the receipt of two legal settlement payments totaling $1.9 million in the prior year, with no such receipts in the current year. Additionally, this increase was offset by a decline in realized losses and other-than-temporary impairments of approximately $1.4 million from the prior year’s period. The majority for fiscal 2009 primarily relates to other-than-temporary impairments of $9.8 million recorded on some investments, with comparable charges on investments of $2.3 million, including the realized loss on sales of ARS, partially offset by the receipt of two legal settlement payments totaling $1.9 million in fiscal 2010. The remaining amounts primarily relate to foreign exchange gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense totaled $1.9 million, $3.0 million, and $3.0 million for fiscal 2011, 2010 and 2009, respectively. Income taxes in all periods consisted primarily of foreign withholding and foreign income taxes. Fiscal 2011 tax expense was $1.1 million lower than the prior year primarily due to reduced foreign income taxes.

In light of our history of operating losses, we recorded a valuation allowance for substantially all of our net deferred tax assets except for some specific foreign jurisdictions, as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.6 billion and $716.3 million, respectively.

Discontinued Operations

During fiscal 2008, we sold our Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement included initial consideration of $20.0 million in cash which we received on June 27, 2008 and a note receivable of $5.8 million which was due and paid in July 2008.

During the first quarter of fiscal 2009, we met the terms of the earnout provision in the sale agreement, and received $2.0 million that was recorded as an additional $2.0 million gain on sale of discontinued operations in the consolidated statement of operations. During the first quarter of fiscal 2011, $2.0 million of the escrowed funds associated with the sale was distributed to Myriad (formerly known as Purple Labs) and the remaining $2.2 million was released to us, and was recorded as an additional $2.2 million gain on sale of discontinued operation in the consolidated statement of operations. Additionally, in the fourth quarter of fiscal 2011, the statute of limitations on an unrecognized tax benefit related to the Client business lapsed, and as such $3.4 million was recorded as income from discontinued operations in the consolidated statement of operations.

On August 28, 2011, we entered into an agreement with Myriad (the “Agreement”) for the purposes of settling all existing litigation between us and Myriad in connection with our sale of the client business to Purple Labs in June 2008. The Agreement terminated specified sections of an intellectual property licensing agreement which was entered into in connection with the sale of our client business that occurred in June 2008, clarified which patents were transferred with the sale of the client business and which remained the property of Openwave, contained a mutual covenant not to sue, and provided that we would pay to Myriad $12.0 million. The payment of $12.0 million occurred in September 2011, and was recorded as a loss on discontinued operations in our statement of operations for the fiscal year ending June 30, 2011.

The Client results of operations and gains on disposal of assets have been classified as a discontinued operation in our consolidated statements of operations for all periods presented.

In January 2006, we acquired Musiwave and committed to a plan to sell our interest in Musiwave in June 2007. On December 31, 2007, we sold Musiwave to Microsoft Corporation (“Microsoft”) for $41.4 million in cash, a note receivable of $5.9 million, and $4.6 million that Microsoft placed in escrow to secure indemnification claims made by Microsoft, if any. We received and recorded the payment on the note receivable in July 2008, which had increased in value to $6.5 million due to the loan being denominated in Euros. During the first quarter of fiscal 2010, the escrowed funds were distributed pursuant to agreements reached with Microsoft, resulting in a gain on sale of discontinued operations of $4.5 million in the consolidated statement of operations.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of June 30, 2011, 2010 and 2009, respectively (dollars in thousands):

	As of June 30,
	2011	Percent change	2010	Percent change	2009

Working capital	$37,742	-53%	$79,822	-6%	$84,887
Cash and cash investments:
Cash and cash equivalents	47,266	-22%	60,935	-33%	91,545
Short-term investments	33,947	-25%	45,211	158%	17,537
Long-term investments	15,630	21%	12,865	-24%	16,843
Restricted cash	—	-100%	357	-54%	775

Total cash and investments	$96,843	-19%	$119,368	-6%	$126,700

		Fiscal Year ended June 30,
		2011	2010	2009
Cash provided by (used for) operating activities		$(21,485)	$(9,224)	$15
Cash provided by (used for) investing activities		$5,788	$(22,174)	$45,466
Cash provided by (used for) financing activities		$2,028	$788	$(150,086)

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

As of June 30, 2011, June 30, 2010, and June 30, 2009, we had letters of credit outstanding against the revolving credit facility totaling $18.2 million, $17.9 million, and $17.4 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2011, the Borrowing Base was $32.1 million and the total available for us to borrow on the revolving credit facility was $13.9 million, which is the difference between the Borrowing Base calculation of $32.1 million and the amount of outstanding letters of credit amount of $18.2 million. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for us to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the amount of outstanding letters of credit of $17.9 million. As of June 30, 2009, the Borrowing Base was $24.2 million and the total available for us to borrow on the revolving credit facility was $6.8 million, which is the difference between the Borrowing Base calculation of $24.2 million and the amount of outstanding letters of credit of $17.4 million. The revolving credit line is secured by a blanket lien on all of our assets and contains financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet specified minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take some material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a specified threshold, or engage in transactions with affiliates. As of June 30, 2011, we were in compliance with all debt covenants.

On June 30, 2011, we entered into a security agreement with a vendor for an equipment purchase worth $4.2 million which places a lien on certain assets, such as chattel paper, deposit accounts, accounts, accounts receivable, and rights of payment.

While we believe that our current working capital and anticipated cash flows from operations, together with amounts available to us under our credit facility, will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell some assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us.

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

Working Capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $42.1 million, or 53%, from June 30, 2010 to June 30, 2011. The decrease in working capital balances is primarily attributed to the decrease in cash and short term investments of $24.9 million used for operations, as well as the decline in net accounts receivable of $8.9 million related to lower billings, the decline in prepaid and other assets of $2.2 million due primarily to the amortization of royalties based upon progress to completion on a specific revenue project, the $12.0 million accrual booked as a result of the Myriad agreement, and to the increase in accounts payable of $2.4 million related to the timing of invoices.

Cash, cash equivalents, short and long-term investments and restricted cash decreased by $22.5 million as of June 30, 2011 as compared with June 30, 2010, primarily due to the $21.5 million of cash used for operations in fiscal 2011.

Our working capital decreased by approximately $5.1 million, or 6%, from June 30, 2009 to June 30, 2010. The decrease in working capital balances is primarily attributed to the decrease in deferred costs related to customer projects that were finalized during fiscal 2010. The decreases in current assets were offset by lower accounts payable and accrued liabilities payments primarily related to lower commissions and consulting liabilities as of June 30, 2010 compared with June 30, 2009.

Cash Provided by (Used for) Operating Activities

Cash provided by (used for) operating activities totaled $(21.5) million, $(9.2) million, and $15,000 for fiscal 2011, 2010 and 2009, respectively.

The $21.5 million in cash used for operating activities in fiscal 2011 was primarily due to the $28.5 million net loss adjusted for non-cash items, $13.9 million in restructuring payments and the $8.5 million decline in deferred revenue which represents a reduction in billings in advance of revenue recognized. These uses of cash were offset by changes in working capital balances of $29.4 million, primarily related to a decline in accounts receivable and prepaid and other assets as discussed above.

The $9.2 million in cash used for operating activities in fiscal 2010 was primarily due to the $11.0 million in restructuring payments, offset by the $4.5 million in cash generated by net income adjusted for non-cash items.

The $15,000 of cash provided by operating activities in fiscal 2009 was primarily due to working capital balances generating cash, which includes a reduction in accounts receivable, offset by reductions in deferred revenue related to the reduction in bookings from customers in fiscal 2009 following the sale of the Client business in June 2008, as well as other general economic factors.

Cash Provided by Investing Activities

Cash flows provided by (used for) investing activities during fiscal 2011, 2010 and 2009 totaled $5.8 million, $(22.2) million and $45.5 million, respectively.

The $28.0 million increase in our cash flows provided by investing activities for fiscal 2011 as compared with fiscal 2010 was primarily due to the $33.3 million increase in proceeds from the sale and maturity of short-term investments. This increase was partially offset by a decline in purchases and proceeds from the sale and maturity of long-term investments of $5.2 million.

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

Cash Flows Provided by (Used for) Financing Activities

Cash flows provided by (used for) financing activities during fiscal 2011, 2010 and 2009 totaled $2.0 million, $0.8 million and $(150.1) million, respectively.

Net cash provided by financing activities during fiscal 2011 was $2.0 million, from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plan.

Net cash provided by financing activities during fiscal 2010 was $0.8 million, from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plan, net of amounts paid for the fee on the line of credit.

Net cash used for financing activities was $150.1 million in fiscal 2009, primarily due to the payment in September 2008 of the outstanding principal and interest due on our convertible subordinated notes of $150.0 million, pursuant to the original terms of the agreement.

Long-Term Debt Obligations, Restructuring Plans and Operating Lease Obligations

As of June 30, 2011, our principal commitments consisted of obligations outstanding under operating leases.

On January 23, 2009, we entered into a secured revolving credit facility with Silicon Valley Bank for up to $40.0 million. On January 20, 2010, we entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, we entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. As of March 31, 2011, we were not in compliance with the required minimum four quarter EBITDA covenant and subsequently received an amendment and waiver from Silicon Valley Bank. We entered into a Waiver and Amendment on April 26, 2011 to modify the EBITDA covenant minimum levels through the maturity of the credit facility. There can be no guarantee that Silicon Valley Bank will issue another waiver or amendment in the future, if needed. We may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of June 30, 2011, the revolving credit facility bears interest at 4% per annum. Monthly, we are required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, we are required to pay 0.75% per annum on the face amount of the letter of credit. Annually, we are required to pay a commitment fee to the lender. In January 2010, we paid a $0.2 million commitment fee to the lender. In January 2011, we paid a $0.1 million commitment fee to the lender.

As of June 30, 2011 and June 30, 2010, we had letters of credit outstanding against the revolving credit facility totaling $18.2 million and $17.9 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2011, the Borrowing Base was $32.1 million and the total available for us to borrow on the revolving credit facility was $13.9 million, which is the difference between the Borrowing Base calculation of $32.1 million and the outstanding letters of credit of $18.2 million. As of June 30, 2010, the Borrowing Base was $35.4 million and the total available for us to borrow on the revolving credit facility was $17.5 million, which is the difference between the Borrowing Base calculation of $35.4 million and the amount of outstanding letters of credit of $17.9 million.

The revolving credit line is secured by a blanket lien on all of our assets and contains financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet specified minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take specified material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a specified threshold, or engage in transactions with affiliates. As of June 30, 2011, we were in compliance with all debt covenants.

On August 1, 2011, we announced a restructuring, which we refer to as the FY2012 Restructuring to better align our resources among our operational groups, reduce costs and improve operating efficiencies, by reducing operating costs in-line with revenue. The FY2012 Restructuring contemplates an approximate 18% to 20% reduction in workforce. We expect to incur approximately $6.0 million in restructuring and related charges associated with this restructuring plan during the six months ending December 31, 2011. We expect to complete the activities related to the FY2012 Restructuring by December 31, 2011.

On February 3, 2011, we announced a restructuring referred to as the FY2011 Restructuring to consolidate our resources, primarily in development, and improve operating efficiencies. As such, during the three months ended March 31, 2011, we incurred approximately $2.0 million in pre-tax restructuring and related charges associated with the FY2011 Restructuring’s employee termination benefits. We expect to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2012.

On October 29, 2009, we announced a restructuring referred to as the FY2010 Restructuring to consolidate our resources, primarily in development, and improve operating efficiencies. As such, during fiscal 2010, we incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. During the third and fourth quarter of fiscal 2010, we recognized $1.3 million in facilities charges associated with a facility we exited during the third quarter under the FY2010 Restructuring. The lease payments will be paid over the term of the remaining lease.

On March 16, 2009, we announced a restructuring referred to as the FY2009 Restructuring in an effort to consolidate our resources, primarily in development and support, and improve operating efficiencies. As such, during fiscal 2009, we incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring’s employee termination benefits and $3.5 million in facilities charges associated with a facility identified for restructuring. During fiscal 2010, we recognized $2.0 million in facilities charges associated with two facilities we exited under the FY2009 Restructuring. The lease payments will be paid over the term of the remaining lease.

On September 9, 2008, we paid in full the principal and interest outstanding on our 2  3/4% Convertible Subordinated Notes totaling $152.1 million pursuant to the terms.

On March 31, 2008, we announced a restructuring referred to as the FY2008 Restructuring. The FY2008 Restructuring was implemented to better align our resources among its products, reduce costs and improve operating efficiencies. As such, during the third and fourth quarter of fiscal 2008, we incurred $6.9 million in pre-tax restructuring and related charges associated with the FY2008 Restructuring’s employee termination benefits and $0.6 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. The restructuring charges for facilities under this plan were incurred in the period the facility was no longer occupied or used by us for operations, with the associated lease payments being paid over the term of the remaining lease. As a result, we incurred approximately $1.6 million in facility exit costs during fiscal 2009 under the FY2008 Restructuring.

On February 28, 2005, we entered into a sublease agreement (the “Sublease Agreement”) to lease office space in a building at 2100 Seaport Boulevard in Redwood City, California. The Sublease Agreement covers approximately 144,000 square feet which serve as our corporate headquarters. We vacated our prior corporate headquarters located at 1400 Seaport Boulevard, Redwood City, California as of June 1, 2005.

The terms of the Sublease Agreement began on May 1, 2005 and end on June 29, 2013. The Sublease Agreement is a triple-net sublease. The average base rent for the remaining term of the lease will be approximately $1.6 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

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

Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2011 (in thousands):

	Fiscal Year Ended June 30,
	2012	2013	2014	2015	2016	Total
Contractual obligation:
Gross operating lease obligations	$20,198	$17,584	$2,143	$646	$28	$40,599
Less: contractual sublease income	(4,115)	(4,399)	(646)	(240)	—	(9,400)

Net operating lease obligations	$16,083	$13,185	$1,497	$406	$28	$31,199

Additionally, we have $1.0 million in unrecognized tax benefits, which may or may not become payable in future periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Adopted Accounting Pronouncements

Effective July 1, 2010, we adopted the following accounting guidance for revenue recognition on a prospective basis for any contacts entered into after the date of adoption:

Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. The adoption of Update 2009-13 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The adoption of Update 2009-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Milestone Method of Revenue Recognition (“Update 2010-17”). Update 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The adoption of Update 2009-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“Update 2010-28”). Update 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Update 2010-28 is effective for fiscal years beginning after December 15, 2011. We do not expect adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“Update 2011-04”). Update 2011-04 amends the requirements related to fair value measurement, in particular changing the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments also serve to clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We will adopt this guidance beginning in the third quarter of fiscal 2012. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied retrospectively. We will adopt this guidance beginning in the third quarter of fiscal 2012. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and other monetary assets and liabilities denominated in a nonfunctional currency. The objective of these derivatives is to mitigate some of the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. Our forward contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with the underlying foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Our option contracts reduce exposure to negative fluctuations in exchange rate movements because such contracts give the right, but not the obligation, to sell foreign currency at a specified rate. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward or option contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction gains (losses) included in “Other expense, net” in the accompanying consolidated statements of operations totaled $0.1 million, $(44,000), and $(3.0) million for fiscal 2011, 2010 and 2009, respectively. As of June 30, 2011, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,600	1.05	7/29/2011
CAD	2,100	1.01	7/29/2011
EUR	1,250	0.69	7/29/2011
JPY	200,000	80.93	7/29/2011

As of June 30, 2011, the nominal value multiplied by the USD exchange rate of these forward contracts was $8.2 million. Our mark-to-market net unrealized gain on these contracts as of June 30, 2011 was $0.1 million.

This compares to our forward contracts as of June 30, 2010, which were as follows (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	3,300	1.15	7/30/2010
CAD	1,200	1.04	7/30/2010
EUR	1,300	0.81	7/30/2010
JPY	180,000	89.15	7/30/2010

As of June 30, 2010, the nominal value multiplied by the USD exchange rate of these forward contracts was $7.6 million. Our mark-to-market net unrealized gain on these contracts as of June 30, 2010 was $0.1 million.

Interest Rate Risk

As of June 30, 2011, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $96.8 million, compared with $119.4 million as of June 30, 2010. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2011 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	June 30, 2011 Total	June 30, 2011 Total
U.S. Government Agencies	$2,412	$3,499	$—	$5,911	$5,927
Certificates of Deposit	240	240	—	480	480
Commercial Paper	10,691	—	—	10,691	10,691
Corporate Bonds	20,609	7,486	—	28,095	28,097
Auction Rate Securities	—	—	5,237	5,237	4,382

Total	$33,952	$11,225	$5,237	$50,414	$49,577

Weighted-average interest rate		0.7%

As of June 30, 2011, we no longer had restricted investments in the consolidated balance sheet.

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

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2011. All quarters have been revised as necessary to reflect Musiwave and Client operations as discontinued operations, see Note 3 to the consolidated financial statements for further detail. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year ended June 30, 2011				Fiscal Year ended June 30, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$35,215	$38,892	$39,911	$41,528	$43,617	$40,103	$49,742	$49,842
Total cost of revenues	16,747	17,082	16,056	13,478	14,683	14,474	20,408	22,739

Gross profit	18,468	21,810	23,855	28,050	28,934	25,629	29,334	27,103
Total operating expenses	29,036	31,784	28,109	29,571	30,429	30,248	28,782	28,922

Operating income (loss) from continuing operations	$(10,568)	$(9,974)	$(4,254)	$(1,521)	$(1,495)	$(4,619)	$552	$(1,819)
Net income (loss) from continuing operations	$(11,371)	$(10,824)	$(4,535)	$(2,165)	$(2,859)	$(4,201)	$213	$(3,526)
Net income from discontinued operation	3,411	—	—	—	—	—	—	—
Gain (loss) on sale of discontinued operations	(12,000)	—	—	2,236	—	—	—	4,516
Net income (loss)	$(19,960)	$(10,824)	$(4,535)	$71	$(2,859)	$(4,201)	$213	$990

Basic net income (loss) from continuing operations per share	$(0.13)	$(0.13)	$(0.05)	$(0.03)	$(0.03)	$(0.05)	$0.00	$(0.04)
Basic net income from discontinued operations per share	$(0.10)	$—	$—	$0.03	$—	$—	$—	$0.05
Basic net income (loss) per share	$(0.23)	$(0.13)	$(0.05)	$0.00	$(0.03)	$(0.05)	$0.00	$0.01
Diluted net income (loss) from continuing operations per share	$(0.13)	$(0.13)	$(0.05)	$(0.03)	$(0.03)	$(0.05)	$0.00	$(0.04)
Diluted net income from discontinued operations per share	$(0.10)	$—	$—	$0.03	$—	$—	$—	$0.05
Diluted net income (loss) per share	$(0.23)	$(0.13)	$(0.05)	$0.00	$(0.03)	$(0.05)	$0.00	$0.01
Shares used in computing:
Basic net income (loss) per share	85,216	84,761	84,324	84,017	83,740	83,559	83,408	83,295
Diluted net income (loss) per share	85,216	84,761	84,324	84,017	83,740	83,559	84,910	83,295

The fourth quarter results for fiscal 2010 include $271,000 of support revenue which should have been recorded in the third quarter fiscal 2010 results. Openwave identified this amount in connection with the preparation of its fourth quarter fiscal 2010 financial statements and recognized the $271,000 of support revenue in the consolidated statements of operations for the three months ended June 30, 2010.

Management concluded that the effect is immaterial to Openwave’s consolidated financial statements for the three month periods ended March 31 and June 30, 2010 and has no effect for the fiscal year ended June 30, 2010 taken as a whole.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective based on these criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in its report which is included in the consolidated financial statements of this Annual Report, and incorporated by reference here.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors. Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” and “Board Committees and Meetings” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than October 28, 2011 in connection with the solicitation of proxies for the Openwave Systems 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Code of Business Conduct and Ethics. The information required by this Item with respect to our code of conduct and ethics is set forth in the section captioned “Code of Business Conduct and Ethics” contained in our Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this Item is set forth in the Proxy Statement under the captions “Board Committees and Meetings,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Director Compensation” and other sections relating to executive and director compensation. Such information is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of beneficial owners and management is set forth in the Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2011
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
	(shares in thousands)
Equity compensation plans approved by stockholders	9,316	$3.18	8,091
Equity compensation plans not approved by stockholders	573	$3.68	225

Total (1)	9,889	$3.21	8,316

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information concerning our Directors independence is incorporated herein by reference to the section entitled “Board Committees and Meetings” contained in the Proxy Statement, and information with respect to related transactions is incorporated herein by reference to the section entitled “Transactions with Related Persons” contained in the Proxy Statement.

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

Date: September 2, 2011

By:	/S/ ANNE K. BRENNAN
Anne K. Brennan
Chief Financial Officer

Date: September 2, 2011

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

Signature	Title	Date

/S/ KENNETH D. DENMAN Kenneth D. Denman	Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2011

/S/ ANNE K. BRENNAN Anne K. Brennan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 2, 2011

/S/ CHARLES E. LEVINE Charles E. Levine	Chairman of the Board	September 2, 2011

/S/ GERALD D. HELD Gerald D. Held	Director	September 2, 2011

/S/ BRIAN M. BEATTIE Brian M. Beattie	Director	September 2, 2011

Signature	Title	Date

/S/ PATRICK S. JONES Patrick S. Jones	Director	September 2, 2011

/S/ ROBIN A. ABRAMS Robin A. Abrams	Director	September 2, 2011

/S/ DAVID C. NAGEL David C. Nagel	Director	September 2, 2011

/S/ PETER A. FELD Peter A. Feld	Director	September 2, 2011

OPENWAVE SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Openwave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Openwave Systems Inc. and subsidiaries (Openwave Systems Inc. or the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2011. We also have audited Openwave Systems Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Openwave Systems Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Openwave Systems Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Openwave Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, effective April 1, 2009.

/s/ KPMG LLP

Mountain View, California

September 2, 2011

OPENWAVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$47,266	$60,935
Short-term investments	33,947	45,211
Accounts receivable, net of allowance for doubtful accounts of $144 thousand and $1,047, respectively	22,293	31,160
Prepaid and other current assets	15,808	18,018

Total current assets	119,314	155,324
Property and equipment, net	6,680	8,365
Long-term investments, and restricted cash and investments	15,630	13,222
Deposits and other assets	5,373	9,231
Goodwill	267	267
Intangible assets, net	553	2,200

Total assets	$147,817	$188,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,014	$4,658
Accrued liabilities	19,810	20,584
Accrued prior acquisition payment	12,000	—
Accrued restructuring costs	13,660	15,128
Deferred revenue	29,088	35,132

Total current liabilities	81,572	75,502
Accrued restructuring costs, net of current portion	12,515	23,820
Deferred revenue, net of current portion	9,370	11,800
Other long-term liabilities	1,415	4,728

Total liabilities	104,872	115,850

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 85,640 and 84,210 issued and outstanding, respectively	85	84
Additional paid-in capital	3,191,775	3,187,265
Accumulated other comprehensive loss	(1,592)	(2,515)
Accumulated deficit	(3,147,323)	(3,112,075)

Total stockholders’ equity	42,945	72,759

Total liabilities and stockholders’ equity	$147,817	$188,609

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2011	2010	2009
Revenues:
License	$44,612	$51,938	$57,956
Maintenance and support	50,096	62,183	63,940
Services	56,819	69,183	69,802
Patents	4,019	—	—

Total revenues	155,546	183,304	191,698

Cost of revenues:
License	2,236	2,295	5,502
Maintenance and support	16,274	18,091	17,094
Services	44,853	51,918	52,304

Total cost of revenues	63,363	72,304	74,900

Gross profit	92,183	111,000	116,798

Operating expenses:
Research and development	41,617	41,045	46,422
Sales and marketing	46,529	43,096	42,474
General and administrative	26,102	29,107	32,777
Restructuring and other costs	4,252	5,133	9,665
Amortization of intangible assets and goodwill impairment	—	—	59,573

Total operating expenses	118,500	118,381	190,911

Operating loss from continuing operations	(26,317)	(7,381)	(74,113)
Interest income	565	805	3,642
Interest expense	(466)	(590)	(1,175)
Other expense, net	(752)	(243)	(12,830)

Loss from continuing operations before provision for income taxes	(26,970)	(7,409)	(84,476)
Income taxes	(1,925)	(2,964)	(3,029)

Net loss from continuing operations	(28,895)	(10,373)	(87,505)
Discontinued operations:
Net income (loss) from discontinued operations, net of tax	3,411	—	(371)
Gain (loss) on sale of discontinued operations, net of tax	(9,764)	4,516	2,000

Net gain (loss) from discontinued operations	(6,353)	4,516	1,629

Net loss	$(35,248)	$(5,857)	$(85,876)

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.34)	$(0.12)	$(1.06)
Discontinued operations	$(0.08)	$0.05	$0.02

Net loss	$(0.42)	$(0.07)	$(1.04)

Shares used in computing:
Basic and diluted net income (loss) per share	84,577	83,500	82,956
Supplemental disclosures:
Total other-than-temporary impairments	$(1,071)	$(2,026)	$(9,780)
Portion of other-than-temporary impairments included in other comprehensive loss	—	360	—

Net other-than-temporary impairments	(1,071)	(1,666)	(9,780)
Other investment gains	163	(606)	(82)

Total net investment losses in Other expense, net	$(908)	$(2,272)	$(9,862)

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Fiscal Year ended June 30, 2011

(In thousands)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive gain (loss)
	Shares	Amount
Balances as of June 30, 2010	84,210	$84	$3,187,265	$(2,515)	$(3,112,075)	$72,759
Issuance of common stock related to stock option exercises	1,111	1	1,627	—	—	1,628
Issuance of common stock related to ESPP	230	—	400	—	—	400
Restricted stock grants, net	108	—	—	—	—	—
Repurchases of restricted stock from employees	(19)	—	—	—	—
Stock-based compensation	—	—	2,483	—	—	2,483
Comprehensive loss:
Net loss	—	—	—	—	(35,248)	(35,248)	$(35,248)
Unrealized gain on available- for-sale securities	—	—	—	923		923	923

Total comprehensive loss							$(34,325)

Balances as of June 30, 2011	85,640	$85	$3,191,775	$(1,592)	$(3,147,323)	$42,945

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

OPENWAVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(35,248)	$(5,857)	$(85,876)
Gain on sale of discontinued operations	(2,236)	(4,516)	(2,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of intangibles	6,896	7,110	9,883
Amortization of discount on convertible debt and debt debt issuance costs	—	—	200
Stock-based compensation	2,483	2,014	3,156
Noncash restructuring charges and other	1,109	1,439	1,676
Noncash income from discontinued operations	(3,411)	—	—
Accelerated depreciation on restructured property and equipment	—	242	363
(Gain)/loss on disposal of property and equipment	86	1,005	(59)
Amortization/(accretion) of premiums/discounts on investments	1,261	899	238
Realized losses and impairments of non-marketable securities, net	921	2,272	9,780
Recovery of doubtful accounts	(351)	(69)	(911)
Deferred taxes	—	—	(98)
Payment of legal settlement	—	—	(9,360)
Insurance reimbursement of legal settlement	—	—	4,360
Impairment of goodwill and other intangibles	—	—	59,517
Changes in operating assets and liabilities, net of effect of acquired or disposed assets and liabilities:
Accounts receivable	9,369	16	48,354
Prepaid assets, deposits, and other assets	6,068	6,365	5,479
Accounts payable	2,750	(1,007)	189
Accrued liabilities	11,174	(4,858)	(21,953)
Accrued restructuring costs	(13,882)	(10,961)	(7,278)
Deferred revenue	(8,474)	(3,318)	(15,645)

Net cash provided by (used for) operating activities	(21,485)	(9,224)	15

Cash flows from investing activities:
Purchases of property and equipment	(4,045)	(3,159)	(3,433)
Restricted cash and investments	357	418	16,958
Proceeds from sale of discontinued operations, net	2,236	4,516	11,709
Purchases of short-term investments	(46,241)	(49,351)	(5,986)
Proceeds from sales and maturities of short-term investments	65,420	32,139	27,793
Purchases of long-term investments	(18,055)	(14,429)	(1,665)
Proceeds from sales and maturities of long-term investments	6,116	7,692	90

Net cash provided by (used for) investing activities	5,788	(22,174)	45,466

Cash flows from financing activities:
Payment on note payable	—	—	(150,000)
Fee on line of credit	—	(200)	(245)
Proceeds from issuance of common stock	1,628	609	20
Employee stock purchase plan	400	379	139

Net cash provided by (used for) financing activities	2,028	788	(150,086)

Net decrease in cash and cash equivalents	(13,669)	(30,610)	(104,605)
Cash and cash equivalents at beginning of year	60,935	91,545	196,150

Cash and cash equivalents at end of year	$47,266	$60,935	$91,545

Cash paid for income taxes	$722	$1,860	$1,279

Cash paid for interest	$466	$506	$2,447

Non-cash investing and financing activities:
Transfers among short-term and long-term investments	$8,984	$11,266	$11,114

See accompanying notes to consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011, 2010 and 2009

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

During the fourth quarter of fiscal 2008, the Company sold its mobile phone software business (“Client operations”) to Purple Labs (subsequently known as Myriad AG), a private company based in Chambéry, France. Accordingly, the Company accounted for the sale of Client operations and the results of Client operations as a discontinued operation.

During the second quarter of fiscal 2008, the Company sold its Musiwave S.A. (“Musiwave”) business. Accordingly, the Company accounted for the sale of the Musiwave business and the results of Musiwave operations as a discontinued operation.

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

The Company derives a substantial portion of its revenues from U.S. customers, which consist primarily of sales to Sprint Nextel. Individual sales to this customer can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies its short and long-term investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized or a loss is considered to be other than temporary. The Company uses the specific-identification method in determining cost in calculating realized gains and losses.

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

(f)    Restricted Cash and Investments

Restricted cash and investments comprise certificates of deposit. The restricted cash and investments secured letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and certain customer contract requirements.

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

Subsequent to the goodwill impairment discussed above, the Company paid $0.3 million pursuant to an earnout provision related to its acquisition of WiderWeb, resulting in the $0.3 million balance as of June 30, 2010. During both fiscal 2011 and 2010 there were no impairments to goodwill or long-lived assets.

(h)    Revenue Recognition

The Company’s four primary revenue categories are license, maintenance and support, services and patents. The Company licenses its server software primarily to communication service providers through its direct sales force and, to a lesser extent, through third-party resellers.

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

If a software arrangement contains software and professional service elements where professional services are essential to the functionality of the software element, software and professional service elements are accounted for as one unit of accounting under contract accounting guidance. Revenue from these arrangements is recognized under the percentage-of-completion method using an input method based on the ratio of direct labor hours incurred to date to total projected direct labor hours, except in circumstances where the completion status cannot be reasonably estimated or a reasonably significant doubt about the customer’s acceptance exists, in which case the completed contract method is used. Certain contracts contain refund and penalty provisions. In assessing the amount or likelihood of these provisions being triggered, management makes judgments about the status of the related project and considers the customer’s assessment, if any. As of June 30, 2011, there were no significant losses estimated on such arrangements. If an arrangement subject to contract accounting contains support for which VSOE does not exist, this arrangement is accounted for under the completed contract method, in which case the total revenue is deferred until the project is complete and then recognized ratably over the support period.

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

Arrangements subject to contract accounting may include a third-party hardware element purchased in conjunction with software and professional services. The third-party hardware element is evaluated for gross versus net presentation, whereby gross presentation reports the full amount of the fees in revenue with the corresponding cost in cost of revenues. The criteria for gross reporting includes, but is not limited to: the vendor is the primarily obligor in the arrangement and must pay for the product regardless of whether the customer pays the vendor, the vendor takes title to the hardware, and the vendor has latitude in setting the price with the customer. Third-party hardware fees are recognized in Services revenue and the cost of the hardware is recognized in Cost of services under the percentage of completion method. On occasion, third-party hardware may be purchased separately from Openwave software. Revenue from these arrangements are recognized when persuasive evidence of an arrangement exists, the delivery has occurred, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection of the fee is probable. Additionally, multiple element deals that exclude software or are not otherwise accounted for under project accounting are evaluated to determine the value allocated to each of the elements based upon vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. Historically, revenue from third-party elements included in the Company’s arrangements has been presented on a gross basis as opposed to a net basis as the Company has acted as the principal in these transactions.

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

(j)    Advertising expense

Advertising and promotion costs are charged to expense as incurred. Advertising costs totaled $2.5 million, $2.4 million and $1.8 million, for fiscal 2011, 2010 and 2009, respectively. The Company records advertising expense in sales and marketing in the consolidated statements of operations.

(k)    Stock-based Compensation

The Company recognizes expense for the fair value of its stock-based compensation awards.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Stock-based compensation related to:
Grants of nonvested stock	$192	$165	$700
Stock options granted to employees and directors	2,167	1,649	2,155
Employee stock purchase plan	124	200	301

Stock-based compensation recognized in the statements of operations	$2,483	$2,014	$3,156

During fiscal 2011, 2010 and 2009, tax benefits related to stock option expense were immaterial.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates internationally and is exposed to foreign currency rate changes. The Company has entered into foreign exchange forward contracts and option contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency to reduce its exposure to currency fluctuations involving anticipated and current foreign currency exposures. Forward contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. Option contracts give the Company the right to buy or sell, but not an obligation to buy or sell, on rates agreed upon at inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward and option contracts. The Company does not designate its foreign exchange forward and option contracts as accounting hedges as defined by accounting guidance for derivatives and hedging, accordingly, changes in fair value of these contracts are recorded in continuing operations. Net foreign exchange gains (losses) included in other expense, net in the accompanying consolidated statements of operations totaled $0.1 million, $(44,000), and $(3.0) million for fiscal 2011, 2010 and 2009, respectively. As of June 30, 2011, the Company had the following outstanding forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,600	1.05	7/29/2011
CAD	2,100	1.01	7/29/2011
EUR	1,250	0.69	7/29/2011
JPY	200,000	80.93	7/29/2011

As of June 30, 2011, the nominal value multiplied by the USD exchange rate of these forward contracts was $8.2 million. The Company’s mark-to-market net unrealized gain on these contracts as of June 30, 2011 was $0.1 million.

As of June 30, 2010, the Company had the following outstanding forward contracts (notional amounts in thousands):

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

(n)    Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains (losses) on available for sale securities, and foreign currency translation adjustments for subsidiaries whose functional currency is not the USD. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive loss on its consolidated statements of stockholders’ equity and comprehensive (loss) income. The balance of accumulated foreign currency translation adjustments at June 30, 2011 and 2010 was $(0.8) million. Upon the sale of Musiwave in December 2007, the balance of accumulated foreign currency translation adjustment associated with Musiwave was eliminated. The amount of accumulated unrealized loss on available-for-sale securities at June 30, 2011 and 2010 was $0.8 million and $1.7 million, respectively.

The following table sets forth the components of accumulated other comprehensive loss for fiscal 2011, 2010 and 2009 (in thousands):

	Unrealized Gain (Loss) on:
	Available for Sale Securities	Foreign Currency Translation	Total
Balance at June 30, 2008	$(349)	$(771)	$(1,120)
Unrealized loss on marketable securities	1,243	—	1,243
Cumulative adjustment for accounting change (a)	(5,555)	—	(5,555)

Balance at June 30, 2009	(4,661)	(771)	(5,432)
Net change in fair value recorded in accumulated other comprehensive loss	2,026	—	2,026
Net realized losses reclassified to earnings	891	—	891

Balance at June 30, 2010	(1,744)	(771)	(2,515)
Net change in fair value recorded in accumulated other comprehensive loss	16	—	16
Net realized losses reclassified to earnings	907	—	907

Balance at June 30, 2011	$(821)	$(771)	$(1,592)

(a)

Upon adoption of new accounting guidance related to the recognition and presentation of OTTIs, in the fourth quarter of fiscal 2009, the Company reclassified $5.6 million of OTTI charges previously recorded in other expense, net to accumulated other comprehensive loss with an offset to accumulated deficit as a cumulative-effect adjustment.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	June 30, 2011	June 30, 2010
Net unrealized gains (losses) on marketable securities:
Unrealized gain on marketable securities not other-than- temporarily impaired	$18	$46
Unrealized loss on marketable securities other-than- temporarily impaired	(855)	(1,790)

Net unrealized loss on marketable securities	(837)	(1,744)
Interest on marketable securities	16	—
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(1,592)	$(2,515)

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

A significant portion of the Company’s revenues are received from wireless mobile operators. There are a limited number of companies providing these services, which makes the Company susceptible to a concentration of risk if the demand for wireless mobile services were to decline. Sprint Nextel accounted for 22%, 32%, and 27% of its fiscal 2011, 2010, and 2009 revenues, respectively, and 6% and 22% of accounts receivable at June 30, 2011 and 2010, respectively. AT&T accounted for 4%, 8%, and 17% of its fiscal 2011, 2010, and 2009 revenues, respectively, and 1% and 3% of accounts receivable at June 30, 2011 and 2010, respectively. Any changes in the Company’s business relationship with Sprint Nextel or AT&T could have an adverse impact on the consolidated financial statements.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2011	2010	2009
Net income (loss):
Net loss from continuing operations	$(28,895)	$(10,373)	$(87,505)
Net income (loss) from discontinued operations, net of tax	(6,353)	4,516	1,629

Net loss	$(35,248)	$(5,857)	$(85,876)

Weighted average shares:
Weighted average shares of common stock outstanding	84,781	83,712	83,240
Weighted average shares of restricted stock subject to repurchase	(204)	(212)	(284)

Weighted average shares used in computing basic net income (loss) per common share	84,577	83,500	82,956
Dilutive effect of restricted stock subject to repurchase	—	—	—
Dilutive effect of employee stock options	—	—	—

Weighted average shares used in computing diluted net income (loss) per share	84,577	83,500	82,956

Net income (loss) per share:
Basic and diluted:
Net loss from continuing operations	$(0.34)	$(0.12)	$(1.06)
Net income (loss) from discontinued operations	$(0.08)	$0.05	$0.02

Net loss	$(0.42)	$(0.07)	$(1.04)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	204	212	284
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income, prior to applying the treasury method	3,636	5,000	399
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the fiscal year	7,018	3,846	6,116
Shares resulting from an “as-if” conversion of the convertible debt	—	—	1,832

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Discontinued Operations

(a)    Client operations

During fiscal 2008, the Company sold its Client operations to Purple Labs (subsequently known as Myriad AG), a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008.

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

The Company recognized a gain of $19.7 million in fiscal 2008 and $2.0 million in the first quarter of fiscal 2009 related to the sale of the Client operations. The Client operations financial results have been classified as a discontinued operation in the Company’s consolidated statements of operations for all periods presented. Additionally, in the fourth quarter of fiscal 2011, the statute of limitations on an unrecognized tax benefit related to the Client business lapsed, and as such $3.4 million was recorded as income from discontinued operations in the consolidated statement of operations.

On August 28, 2011, the Company entered into an agreement with Myriad (the “Agreement”) for the purposes of settling all existing litigation between the Company and Myriad in connection with the Company’s sale of the client business to Purple Labs in June 2008. The Agreement terminated specified sections of an intellectual property licensing agreement which was entered into in connection with the sale of its client business that occurred in June 2008, clarified which patents were transferred with the sale of the client business and which remained the property of Openwave, contained a mutual covenant not to sue, and provided that the Company would pay to Myriad $12.0 million. The payment of $12.0 million occurred in September 2011, and was recorded as a loss on discontinued operations in the Company’s statement of operations for the fiscal year ending June 30, 2011.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Revenue of discontinued operation	$—	$—	$—

Income from discontinued operation	—	—	—
Income tax benefit (expense)	(3,411)	—	371

Income from discontinued operation, net of taxes	3,411	—	(371)
Gain (loss) on sale of discontinued operation	(9,764)	—	2,000

Total income from discontinued operation	$(6,353)	$—	$1,629

As of June 30, 2008, there were no assets or liabilities attributable to Client operations due to the sale of the discontinued operation on June 27, 2008. During the second quarter of fiscal 2009, the Company recorded an additional tax expense of $0.4 million related to past Client operations.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The financial results of Musiwave included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Revenue of discontinued operation	$—	$—	$—

Loss from discontinued operation	—	—	—
Income tax benefit (expense)	—	—	—

Loss from discontinued operation, net of taxes	—	—	—
Impairment on discontinued operation, net of taxes	—	—	—
Gain on sale of discontinued operation	—	4,516	—

Total loss from discontinued operation	$—	$4,516	$—

As of June 30, 2008, there were no assets or liabilities attributable to Musiwave due to the sale of the discontinued operation on December 31, 2007.

(4)    Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective July 1, 2010, the Company adopted the following accounting guidance for revenue recognition on a prospective basis for any contacts entered into after the date of adoption:

Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. The adoption of Update 2009-13 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The adoption of Update 2009-14 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Milestone Method of Revenue Recognition (“Update 2010-17”). Update 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The adoption of Update 2009-14 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“Update 2010-28”). Update 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Update 2010-28 is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“Update 2011-04”). Update 2011-04 amends the requirements related to fair value measurement, in particular changing the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments also serve to clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt this guidance beginning in the third quarter of fiscal 2012. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied retrospectively. The Company will adopt this guidance beginning in the third quarter of fiscal 2012. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Asia Pacific and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
United States	$64,752	$89,878	$103,593
Americas, excluding the United States	15,316	16,490	20,345
Europe, Middle East, and Africa	28,650	28,568	26,852
Japan	35,059	37,270	25,787
Asia Pacific, excluding Japan	11,769	11,098	15,121

	$155,546	$183,304	$191,698

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus have not been disclosed.

Significant customer revenue as a percentage of total revenue for fiscal 2011, 2010 and 2009 was as follows:

	% of Total Revenue for Fiscal Year ended June 30,
	2011	2010	2009
Customer:
Sprint Nextel	22%	32%	27%
AT&T	4%	8%	17%

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As noted above, the Company has derived a significant portion of its revenues from sales to U.S. based customers, which itself primarily consists of sales to Sprint Nextel. Although the Company intends to broaden its customer base, there can be no assurance that this objective will be achieved.

(7)    Balance Sheet Components

(a)     Cash, cash equivalents, and investments

The following tables summarize the Company’s cash, cash equivalents, restricted cash and investments (in thousands):

	June 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$8,050	$—	$—	$8,050
Money Market Funds	39,216	—	—	39,216
Certificate of Deposit	480	—	—	480
Commercial Paper	10,691	—	—	10,691
U.S. Government Agencies	5,911	18	(2)	5,927
Auction Rate Securities	5,237	—	(855)	4,382
Corporate Bonds	28,095	14	(12)	28,097

	$97,680	$32	$(869)	$96,843

Included in cash and cash equivalents	$47,266	$—	$—	$47,266
Included in short-term investments	33,952	7	(12)	33,947
Included in long-term investments	16,462	25	(857)	15,630

	$97,680	$32	$(869)	$96,843

	June 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$4,074	$—	$—	$4,074
Money Market Funds	54,881	—	—	54,881
Certificate of Deposit	2,287	—	—	2,287
Commercial Paper	8,094	—	—	8,094
U.S. Government Agencies	18,094	15	(3)	18,106
Auction Rate Securities	11,069	—	(1,790)	9,279
Corporate Bonds	22,613	81	(47)	22,647

	$121,112	$96	$(1,840)	$119,368

Included in cash and cash equivalents	$60,935	$—	$—	$60,935
Included in short-term investments	45,248	13	(50)	45,211
Included in long-term investments	14,572	83	(1,790)	12,865
Included in long-term restricted cash and investments	357	—	—	357

	$121,112	$96	$(1,840)	$119,368

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2011	2010
Accounts receivable	$16,344	$26,935
Unbilled accounts receivable	6,093	5,272
Allowance for doubtful accounts	(144)	(1,047)

	$22,293	$31,160

Unbilled accounts receivable represents amounts that have been wholly recognized as revenue, but have not yet been billed in accordance with contractual terms.

Changes in the allowance for doubtful accounts for fiscal 2011, 2010 and 2009, are as follows (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Year	Bad debt expense (recovery)	Write-offs	Balance at end of year
Fiscal Year ended June 30, 2011	$1,047	$(351)	$(552)	$144
Fiscal Year ended June 30, 2010	1,332	(69)	(216)	1,047
Fiscal Year ended June 30, 2009	2,747	(911)	(504)	1,332

Significant customer accounts receivable balances as a percentage of total gross accounts receivable at June 30, 2011 and 2010 were as follows:

	% of Total Accounts Receivable at June 30,
	2011	2010
Customer:
Itochu	17%	10%
Telefonica Moviles Espana	13%	14%
Sprint Nextel	6%	22%

(c)    Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,
	2011	2010
Computer equipment and software	$65,029	$63,010
Furniture and equipment	1,892	1,888
Leasehold improvements	6,280	9,227

	73,201	74,125
Less: accumulated depreciation	(66,521)	(65,760)

	$6,680	$8,365

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $5.2 million, $5.4 million and $6.5 million for fiscal 2011, 2010 and 2009, respectively.

(d)    Goodwill and Intangible assets, net

The following table presents a roll-forward of goodwill and intangibles, net from June 30, 2010 to June 30, 2011 (in thousands):

	June 30, 2010 Balance	Additions (a)	Amortization	June 30, 2011 Balance
Goodwill	$267	$—	$—	$267
Intangible assets:
Developed and core technology	2,183	—	(1,630)	553
Customer contracts—support	17	—	(17)	—

	$2,467	$—	$(1,647)	$820

The following table presents a roll-forward of goodwill and intangibles from June 30, 2009 to June 30, 2010 (in thousands):

	June 30, 2009 Balance	Additions (a)	Amortization	June 30, 2010 Balance
Goodwill	$—	$267	$—	$267
Intangible assets:
Developed and core technology	3,823	—	(1,640)	2,183
Customer contracts—support	57	—	(40)	17

	$3,880	$267	$(1,680)	$2,467

(a)	Additions to goodwill during fiscal 2010 relate to an earnout payment made in connection with the purchase of WiderWeb. See further details in Note 5, “Business Combinations.”

Total amortization and impairment charges related to intangible assets including goodwill were as follows (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Amortization of intangible assets:
Developed and core technology	$1,630	$1,640	$3,245
Customer contracts—licenses	—	—	21
Customer contracts—support	17	40	40
Workforce in place	—	—	56

Total amortization of intangible assets	1,647	1,680	3,362
Impairment of goodwill (a)	—	—	59,517

Amortization of intangible assets and goodwill impairment	$1,647	$1,680	$62,879

(a)

The Company’s stock price was negatively impacted by deterioration in the overall economic environment, particularly in the second and third quarters of fiscal 2009. This deterioration contributed to a change in the

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization of acquired workforce in place is included in operating expenses. These assets were amortized over an average useful life of four years.

The carrying amount of intangible assets at June 30, 2011 and 2010 was as follows (in thousands):

	June 30, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(18,741)	$553	$19,294	$(17,111)	$2,183
Customer contracts—support	220	(220)	—	220	(203)	17

	$19,514	$(18,961)	$553	$19,514	$(17,314)	$2,200

Based upon intangible assets recorded as of June 30, 2011, future amortization of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization
2012	$553

$553

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)     Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30
	2011	2010
Accrued employee compensation	$8,242	$8,859
Income taxes payable	876	1,050
Other accrued liabilities	10,692	10,675

	$19,810	$20,584

(f)     Deferred Revenue

As of June 30, 2011 and 2010, the Company had deferred revenue of $38.5 million and $46.9 million, respectively, consisting of deferred license fees, new version coverage, hardware, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed but not yet recognized as revenue as of the balance sheet date since the billing related to one or more of the following:

•	amounts billed prior to acceptance or delivery of product or service;

•	new version coverage and/or maintenance and support elements prior to the time service is delivered;

•	subscriber licenses committed in excess of subscribers activated for arrangements being recognized on a subscriber activation basis; and

Amounts in billed accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $7.6 million as of both June 30, 2011 and 2010.

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	June 30, 2011 Total	June 30, 2011 Total
U.S. Government Agencies	$2,412	$3,499	$—	$5,911	$5,927
Certificates of Deposit	240	240	—	480	480
Commercial Paper	10,691	—	—	10,691	10,691
Corporate Bonds	20,609	7,486	—	28,095	28,097
Auction Rate Securities	—	—	5,237	5,237	4,382

Total	$33,952	$11,225	$5,237	$50,414	$49,577

	June 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,911	$18	$(2)	$5,927
Commercial Paper	10,691	—	—	10,691
Certificates of Deposit	480	—	—	480
Corporate Bonds	28,095	14	(12)	28,097
Auction Rate Securities	5,237	—	(855)	4,382

	$50,414	$32	$(869)	$49,577

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

Prior to adoption of new accounting guidance related to the recognition and presentation of OTTI on April 1, 2009, the Company recognized an OTTI on debt securities in an unrealized loss position when it did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of an OTTI prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in earnings as an adjustment to the amortized cost of the security. Upon adoption of new accounting guidance related to the recognition and presentation of OTTIs, in the fourth quarter of fiscal 2009, the Company reclassified $5.6 million of OTTI charges previously recorded in other expense, net to accumulated other comprehensive income with an offset to accumulated deficit as a cumulative-effect adjustment.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fiscal years ended June 30, 2011, 2010 and 2009 the Company had OTTI charges in earnings of $1.1 million, $1.7 million and $9.8 million respectively, recorded in other expense, net.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,300	$(2)	$—	$—	$2,300	$(2)
Corporate Bonds	14,096	(12)	—	—	14,096	(12)
Auction Rate Securities	—	—	4,382	(855)	4,382	(855)

	$16,396	$(14)	$4,382	$(855)	$20,778	$(869)

As of June 30, 2011, the Company had 27 investments in an unrealized loss position.

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$3,803	$(3)	$—	$—	$3,803	$(3)
Corporate Bonds	16,311	(43)	1,214	(4)	17,525	(47)
Auction Rate Securities	—	—	9,279	(1,790)	9,279	(1,790)

	$20,114	$(46)	$10,493	$(1,794)	$30,607	$(1,840)

As of June 30, 2010, the Company had 32 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of July 1, 2009	$(6,125)
OTTI charges related to securities with previous credit losses	(1,666)
Less: OTTI charges related to securities sold	6,360

Cumulative OTTI credit losses recognized as of June 30, 2010	(1,431)
OTTI charges related to securities with previous credit losses	(439)
Less: OTTI charges related to securities sold	1,408

Cumulative OTTI credit losses recognized as of June 30, 2011	$(462)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All OTTI’s recognized in earnings in the fiscal years ended June 30, 2011 and 2010 were for securities with previously recognized credit impairments.

In March 2011, the Company had the intent to sell one ARS investment and in April 2011, two of the ARS were sold. The sale of one of these ARS resulted in proceeds of $2.5 million in the fourth quarter of fiscal 2011 and recognition of an OTTI charge of $0.4 million in the third quarter of fiscal 2011 for the ARS classified as “intent to sell” due to the Company’s discussions with the buyer of that ARS as of March 31, 2011. Proceeds of $2.3 million and an OTTI charge of $0.6 million was recognized in the fourth quarter of fiscal 2011 for the ARS not classified as “intent to sell” as of March 31, 2011.

There was a realized gain of $0.3 million recorded during the fiscal year ended June 30, 2011 from the sales of two available-for-sale securities. Realized gains and losses are included in other income (expense), net in the consolidated statement of operations.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair value of securities as of June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$39,216	$—	$—	$39,216
Short-term investments:
Certificates of Deposit	240	—	—	240
U.S. Government Agencies	2,414	—	—	2,414
Corporate Bonds	20,602	—	—	20,602
Commercial Paper	10,691	—	—	10,691
Long-term investments:
U.S. Government Agencies	3,513	—	—	3,513
Corporate Bonds	7,495	—	—	7,495
Certificates of Deposit	240	—	—	240
Auction Rate Securities	—	—	4,382	4,382

Total Assets	$84,411	$—	$4,382	$88,793

Liabilities
Foreign Currency Derivatives	$115	$—	$—	$115

Total Liabilities	$115	$—	$—	$115

	Fair value of securities as of June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$54,881	$—	$—	$54,881
Commercial Paper	1,999	—	—	1,999
Short-term investments:
U.S. Government Agencies	16,747	—	—	16,747
Certificates of Deposit	1,930	—	—	1,930
Corporate Bonds	20,439	—	—	20,439
Commercial Paper	6,095	—	—	6,095
Long-term investments, and restricted cash and investments:
U.S. Government Agencies	1,359	—	—	1,359
Corporate Bonds	1,964	—	263	2,227
Certificates of Deposit	—	357	—	357
Auction Rate Securities	—	—	9,279	9,279

	$105,414	$357	$9,542	$115,313

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table above includes $0.4 million of restricted cash related to the Level 2 Certificates of Deposit.

Auction Rate Securities

As of June 30, 2011, $4.4 million in auction rate securities, recorded in long-term investments on the consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these auction rate securities based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

These ARS were issued by two different entities and are held by two investment firms on the Company’s behalf. One of these securities is “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of June 30, 2011, these instruments were all rated BBB by Standard and Poor’s and Aaa by Moody’s and all of the $5.7 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2011 (in thousands):

Fair Value Measurements Using Significant (Level 3) ARS
Balance at June 30, 2008	$21,344
Change in unrealized losses included in other comprehensive income	1,014
Other-than-temporary impairment	(8,214)
Partial redemption	(100)

Balance at June 30, 2009	14,044
Change in unrealized losses included in other comprehensive income	2,226
Other-than-temporary impairment	(1,666)
Sale of ARS	(5,325)

Balance at June 30, 2010	9,279
Change in unrealized losses included in other comprehensive income	921
Other-than-temporary impairment	(1,071)
Sale of ARS	(4,747)

Balance at June 30, 2011	$4,382

(9)    Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. As of March 31, 2011, the Company was not in compliance with the required minimum four quarter EBITDA covenant and subsequently received an amendment and waiver from Silicon Valley Bank. The Company entered into a Waiver and Amendment on April 26, 2011 to modify the EBITDA covenant minimum levels through the maturity of the credit facility. There can be no guarantee that Silicon Valley Bank will issue another waiver or amendment in the future, if needed. The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of June 30, 2011, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender.

As of June 30, 2011, the Company had letters of credit outstanding against the revolving credit facility totaling $18.2 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $30.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of June 30, 2011, the Borrowing Base was $32.1 million and the total available for the Company to borrow on the revolving credit facility was $13.9 million, which is the difference between the Borrowing Base calculation of $32.1 million and the amount of outstanding letters of credit amount of $18.2 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. If the Company were to default under its current credit agreement, including a default of its financial covenants, and were unable to obtain a waiver or an amendment for such a default, the lenders would have a right to foreclose on the Company’s assets in order to satisfy its obligations, if any, under the current credit agreement and could require the Company to put up cash collateral for any outstanding letter of credit balances. Any such action on the part of the lenders against the Company could have a materially adverse impact on its business, financial condition and results of operations. As of June 30, 2011, the Company was in compliance with all debt covenants.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The terms of the Sublease Agreement began on May 1, 2005 and end on April 30, 2013. The Sublease Agreement is a triple-net sublease. The average base rent for the remaining term of the lease shall be approximately $1.6 million per year. The rent obligations are being expensed on a straight-line basis, over the term of the lease beginning upon the date the premises became available for entry in February 2005.

The Company also has numerous facility operating leases at other locations in the United States and other countries. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2010 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2012	$20,198	$(4,115)	$16,083
2013	17,584	(4,399)	13,185
2014	2,143	(646)	1,497
2015	646	(240)	406
2016	28	—	28

Total	$40,599	$(9,400)	$31,199

Rent expense for fiscal 2011, 2010 and 2009, was approximately $4.5 million, $5.0 million and $9.2 million, respectively, net of sublease income of $1.3 million, $1.2 million and $1.6 million for fiscal 2011, 2010 and 2009, respectively. Net future lease payments include $26.9 million of accrued restructuring-related lease obligations (see Note 12 “Restructuring and Related Costs”).

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal have been filed by putative class members, challenging the settlement and the judgment. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of June 30, 2011.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, Plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitation issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issued and granted the underwriters’ petition relating to the statute of limitations issue.

No amount has been accrued as of June 30, 2011, as a loss is not considered probable or reasonably estimable.

In the Matter of Certain Devices of Mobile Communication

On August 31, 2011, the Company filed a complaint with the International Trade Commission (ITC) in Washington, DC, with Apple Inc., Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities (RIM) from importing into the United States their products, including smart devices and tablet computers, that infringe certain of the Company’s patents. The complaint alleges that Apple and RIM infringe upon five of the Company’s patents that cover technology that gives consumers access to the Internet from their mobile devices.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Openwave Systems Inc. v. Apple Inc., Research in Motion Ltd, and Research in Motion Corp.

On August 31, 2011, the Company filed a complaint in the federal district court for the district of Delaware against Apple and RIM, again alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. As of June 30, 2011, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

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

(b)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2011, options to purchase a total of 474,116 shares were outstanding under the 1995 Stock Plan.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,262,282 shares of common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2011, options to purchase a total of 441,824 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan (the “Directors’ Stock Plan”) which was approved by the stockholders at Openwave’s annual meeting held on December 3, 2009, provides

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 1,650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of the Outside Director from the Board upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of June 30, 2011, the Company had a total of 593,333 shares of common stock available for grant, and options for a total of 624,000 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for nonstatutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2011, the Company had a total of 224,552 shares of common stock available for grant, and a total of 572,604 shares outstanding under the 2001 Stock Plan.

The Openwave Systems Inc. 2006 Stock Incentive Plan, as amended (“2006 Stock Plan”), which was approved by the stockholders at the Company’s annual meeting held on December 4, 2008, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units (“Full-Value Stock Award”). A total of 17,000,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. Each share of common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Stock Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the 2006 Stock Plan is $0.00. Options issued under the 2006 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2011, the Company had a total of 7,498,150 shares of common stock available for grant, and awards for a total of 7,775,380 shares were outstanding under the 2006 Stock Plan.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the number of common shares available for issuance under the plans discussed above as of June 30, 2011:

June 30, 2011
1995 and 1996 Stock Plans	—
2001 Stock Plan	224,552
Directors’ Stock Plan	593,333
2006 Stock Plan	7,498,150

8,316,035

(c)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2011, the Company has issued 6,352,402 shares under restricted stock purchase agreements, of which 417,892 shares have been repurchased and 198,000 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(d)    Employee Stock Purchase Plans

In January 2007, the Company reinstated and amended the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”) which was suspended in October 2002.

The ESPP provides for an automatic annual increase of authorized shares (“Evergreen shares”) on the first day of fiscal 2005 through 2009, equal to the lesser of 268,417 shares or 1% of the shares outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2011, the ESPP had 4,810,959 shares authorized. Of these shares, 1,344,515 shares are currently available for issuance.

During fiscal 2011, 2010 and 2009, 229,638, 242,792 and 268,377 shares, respectively, were purchased by employees under the ESPP.

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

	Fiscal Year ended June 30,
	2011	2010	2009
Expected volatility	47.1 - 53.1%	54.7 - 62.5%	106.5 - 107.6%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.5	0.5
Risk-free rate	0.1 - 0.2%	0.2%	0.3 - 0.7%

(e)    Stock-based compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. The Company’s estimate of volatility was based upon the historical volatility experienced in its stock price, as well as implied volatility in the market traded options on Openwave common stock when appropriate. During fiscal 2011, 2010 and 2009 implied volatility was not utilized in the Company’s valuation of options granted due to the lack of option contracts with a strike price similar to our stock option grants. To the extent volatility of its stock price increases in the future, the Company’s estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. The Company’s expected term of options granted is derived from actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options.

The weighted average assumptions used were as follows for fiscal 2011, 2010, and 2009:

Fiscal Year ended June 30,
	2011	2010	2009
Expected volatility	60.6 - 71.1%	65.8 - 77.2%	64.9 - 78.2%
Expected dividends	—	—	—
Expected term (in years)	3.32 - 6.16	3.11 - 6.01	2.73 - 5.98
Risk-free rate	0.9 - 1.8%	1.4 - 2.6%	1.3 - 2.6%

The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity through June 30, 2011 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	4,500	$9.41
Options granted	6,429	1.58
Exercised	(16)	1.49
Forfeited, canceled or expired	(2,499)	7.81

Outstanding at June 30, 2009	8,414	$3.91
Options granted	1,727	2.46
Exercised	(405)	1.50
Forfeited, canceled or expired	(908)	6.13

Outstanding at June 30, 2010	8,828	$3.51
Options granted	4,060	2.08
Exercised	(1,111)	1.46
Forfeited, canceled or expired	(1,888)	3.21

Outstanding at June 30, 2011	9,889	$3.21	7.60	$4,033

Vested and Expected to Vest at June 30, 2011	8,905	$3.33	7.45	$3,741

Exercisable at June 30, 2011	5,311	$4.18	6.60	$2,385

The weighted average grant date fair value of options granted during fiscal 2011, 2010 and 2009 was $0.90, $1.32 and $0.57. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $0.8 million, $0.4 million and $9,000. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested shares through June 30, 2011 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Grant Date Fair Value Per Share
Nonvested at July 1, 2008	373	$4.58
Nonvested shares granted	108	0.53
Vested	(206)	4.73
Forfeited	(79)	4.95

Nonvested at June 30, 2009	196	$2.04
Nonvested shares granted	108	2.29
Vested	(82)	2.52
Forfeited	—	0.00

Nonvested at June 30, 2010	222	$1.98
Nonvested shares granted	108	2.37
Vested	(110)	2.14
Forfeited	(23)	2.07

Nonvested at June 30, 2011	197	$2.07

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of shares vested during fiscal 2011 and 2010 was $0.2 million and $0.2 million, respectively.

As of June 30, 2011, there was $3.7 million of total unrecognized compensation cost related to all unvested share awards and options. That cost is expected to be recognized on a declining basis as the shares vest over the next four years.

The impact on the Company’s results of operations of recording stock-based compensation for fiscal 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
Stock-based compensation by category:
Maintenance and support services	$166	$136	$192
Services	205	212	464
Research and development	451	331	986
Sales and marketing	577	531	575
General and administrative	1,084	804	939

	$2,483	$2,014	$3,156

(12)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructurings include the fiscal 2011 restructuring (FY2011 Restructuring), fiscal 2010 restructuring (FY2010 Restructuring), fiscal 2009 restructuring (FY2009 Restructuring), fiscal 2008 restructuring (FY2008 Restructuring), fiscal 2007 fourth quarter restructuring (FY2007 Q4 Restructuring), the fiscal 2007 first quarter restructuring (FY2007 Restructuring), as well as restructuring plans initiated in prior years.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the restructuring activity through June 30, 2011 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 07 Restructuring Plan	FY 08 Restructuring Plans		FY 09 Restructuring Plans		FY 10 Restructuring Plans		FY 11 Restructuring Plan	Total
	Facility	Severance	Facility	Severance	Facility	Severance	Facility	Severance	Severance	Accrual
Accrual balances as of June 30, 2008	$52,902	$261	$—	$2,609	$—	$—	$—	$—	$—	$55,772
Activity for fiscal 2009:
New charges and adjustments to estimates (1)	(153)	(13)	1,347	(425)	4,074	3,056				7,886
Accretion expense	1,675	—	—	—	—	—				1,675
Cash paid, net	(10,572)	(248)	(406)	(2,100)	(299)	(1,538)				(15,163)

Accrual balances as of June 30, 2009	43,852	—	941	84	3,775	1,518				50,170
Activity for fiscal 2010:
New charges and adjustments to estimates (2)	14		(230)	(35)	2,007	(207)	1,313	817		3,679
Application of rent paid previously	(1,515)		—	—	(185)	—	—	—		(1,700)
Accretion expense	1,355		—	—	75	—	9	—		1,439
Cash paid, net	(9,892)		(523)	(49)	(2,017)	(1,246)	(212)	(701)		(14,640)

Accrual balances as of June 30, 2010	33,814		188	—	3,655	65	1,110	116		38,948
Activity for fiscal 2011:
New charges and adjustments to estimates	24		8		728	(5)	356	(18)	2,046	3,139
Accretion expense	1,012		—		78	—	19	—	—	1,109
Cash paid, net	(11,923)		(196)		(2,178)	(60)	(737)	(98)	(1,829)	(17,021)

Accrual balances as of June 30, 2011	$22,927		$—		$2,283	$—	$748	$—	$217	$26,175

(1)	Total charges does not include $0.4 million of accelerated depreciation of fixed assets, as well as $0.3 million in facility exit costs under the FY 2008 restructuring paid as represented on the Company’s consolidated statements of operations under restructuring and other costs for fiscal 2009.
(2)	Total charges does not include $0.2 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statement of operations under restructuring and other costs for fiscal 2010.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. As of June 30, 2011, the Company has sublease contracts in place for all of its exited facilities. The Company has three sites that have been vacated under restructuring plans as of June 30, 2011.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance

Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 60, 182, 141, 67, 28 and 42 employees during the FY2007, FY2007 Q4, FY2008, FY2009, FY2010 and FY2011 Restructurings, respectively.

Restructuring Plans

The Company implemented the FY2011 Restructuring to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during fiscal 2011, the Company incurred approximately $2.0 million in pre-tax restructuring and related charges associated with the FY2011 Restructuring’s employee termination benefits. The Company expects to pay the current accrued charges for employee termination benefits during the first quarter of fiscal 2012.

The Company implemented the FY2010 Restructuring to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during fiscal 2010, the Company incurred approximately $0.8 million in pre-tax restructuring and related charges associated with the FY2010 Restructuring’s employee termination benefits and $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. During fiscal 2010, the Company recognized $1.3 million in facilities charges associated with a facility the Company exited during the year under the FY2010 Restructuring. During fiscal 2011, a sublease for the facility under this restructuring was signed, which resulted in an additional restructuring charge of $0.4 million. The lease payments will be paid over the term of the remaining lease. Of the remaining $0.7 million facilities related accrual, the Company expects to pay $0.4 million through June 30, 2012 and $0.3 million from July 2012 through January 2014.

The Company implemented the FY2009 Restructuring to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during fiscal 2009, the Company incurred approximately $3.1 million in pre-tax restructuring and related charges associated with the FY2009 Restructuring’s employee termination benefits, $3.4 million in facilities charges associated with a facility identified for restructuring, and $0.1 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. During fiscal 2010, the Company revised the estimated sublease terms associated with these facilities, which resulted in an additional restructuring charge of $2.0 million. During fiscal 2011, a sublease for one of the facilities under this restructuring was signed, which resulted in an additional restructuring charge of $0.7 million. Of the remaining $2.3 million facilities related accrual, the Company expects to pay $0.8 million through June 30, 2012 and $1.5 million from July 2012 through November 2014.

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

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the expected future payments for restructuring liabilities by fiscal year (in thousands):

Year ending June 30,	Cash Obligation	Sublease Income	Net Estimated Cash Payable
2012	$20,823	$(7,125)	$13,698
2013	18,236	(6,011)	12,225
2014	1,604	(929)	675
2015	489	(202)	287

	$41,152	$(14,267)	$26,885

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $0.9 million, which will be recorded as restructuring expense over the life of the respective leases.

(13)    Income Taxes

Loss from continuing operations before provision for income taxes is comprised of the following (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Domestic	$(28,125)	$(12,625)	$(84,839)
Foreign	1,155	5,216	363

Total	$(26,970)	$(7,409)	$(84,476)

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Current:
Domestic income tax	$—	$(193)	$(311)
Foreign income tax	465	623	517
Foreign withholding tax	1,140	1,354	2,217
Deferred:
Foreign	320	1,180	606

Total	$1,925	$2,964	$3,029

The Company recorded an income tax expense (benefit) relating to discontinued operations of $(3.4) million and $0.4 million during fiscal 2011 and 2009, respectively, which is excluded from the table above.

The following table reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%) to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2011	2010	2009
Federal tax benefit at statutory rate	$(9,440)	$(2,593)	$(29,721)
Foreign taxes	1,140	1,977	2,023
Effect of foreign operations	(203)	964	3,443
Net operating losses not benefited, net	10,520	3,605	9,218
Changes in reserves	153	(544)	(286)
Nondeductible goodwill impairment charges and other permanent differences	(262)	(540)	18,404
Nondeductible expenses and other	17	95	(52)

Total tax expense	$1,925	$2,964	$3,029

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$611,703	$604,453
Accruals and allowances not deductible for tax purposes	9,870	16,970
Research and development credit and other credits carry-forwards	50,434	49,753
Intangible assets related to acquisitions	15,687	20,204
Stock based compensation	9,276	8,941

Total deferred tax assets, gross	696,970	700,321
Less: valuation allowance	(694,277)	(697,543)

Total deferred tax assets, net	$2,693	$2,778

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The Company recorded deferred tax assets of $2.7 million and $2.8 million as of June 30, 2011 and 2010, respectively, for certain foreign subsidiaries, because it concluded that based on the historical taxable income of the respective foreign subsidiaries, it is more likely than not that the deferred tax assets will be realized.

Approximately $257.7 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the total $50.4 million valuation allowance for deferred tax assets related to research and development credit carryforwards will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized.

As of June 30, 2011, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $1.6 billion, $716.3 million and $3.2 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $29.4 million and $21.0 million. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2012 through 2031. The California research and development credits may be carried forward indefinitely. The California net operating loss carryforwards will expire from 2012 through 2031. The foreign net operating losses will expire from 2014 to 2015, except for the UK where net operating losses may be carried forward indefinitely.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $25.2 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits and the utilization of the U.S. net operating loss) as well as foreign withholding taxes, in some cases. It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. As of June 30, 2011, no amount is accrued for interest associated with tax liabilities.

OPENWAVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2009, 2010 and 2011, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of July 1, 2008	$5,659
Additions based on tax positions related to current year	434
Reductions for tax positions of prior years	1,528
Lapse of statute of limitations	(1,058)
Settlements	(450)
Impact of currency fluctuation	(490)

Balance as of June 30, 2009	5,623
Additions based on tax positions related to current year	406
Reductions for tax positions of prior years	(213)
Lapse of statute of limitations	(622)
Settlements	(785)
Impact of currency fluctuation	(236)

Balance as of June 30, 2010	4,173
Additions based on tax positions related to current year	155
Reductions for tax positions of prior years	153
Lapse of statute of limitations	(3,652)
Settlements	—
Impact of currency fluctuation	198

Balance as of June 30, 2011	$1,027

The total amount of gross unrecognized tax benefits was $1.0 million as of June 30, 2011, all of which would affect the effective tax rate if realized. $3.4 million of the amount realized during fiscal 2011 for lapse of statute of limitations was recorded as net income from discontinued operations.

Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company’s U.S. federal tax return for fiscal 2009 is currently under examination by the Internal Revenue Service. Although the outcome of the examination is uncertain, we do not expect the results to have a material impact on the financial statements. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from fiscal 1995 through fiscal 2010, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

(14)    Subsequent Events

Restructuring

On July 27, 2011, the Board of Directors of the Company approved a restructuring plan to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies (the “Restructuring Plan”). The Restructuring Plan contemplates an approximate 18% to 20% reduction in workforce. The Company expects to incur approximately $6.0 million in restructuring and related charges associated with this restructuring plan during the six months ending December 31, 2011.

The Company expects to complete the activities related to the Restructuring Plan by December 31, 2011. The associated charges are expected to be recorded in the Company’s first and second quarter results for fiscal year 2012.

Agreement Regarding Prior Acquisition

On August 28, 2011, the Company entered into an agreement with Myriad, whereby the Company paid Myriad $12.0 million in September 2011. For further details, please see Note 3 “Discontinued Operations.”

Patent Litigation

On August 31, 2011, the Company filed several complaints regarding patent infringements. For further details, please see Note 10 “Commitments and Contingencies.”

Exhibit Index

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K filed September 7, 2010).

3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed November 14, 2003).

3.3		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed July 30, 2010).

4.1		Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

10.1		Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 for offices at 1400 Seaport Boulevard in Pacific Shores Complex, Redwood City, California (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q filed May 15, 2000).

10.2	*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 15, 2001).

10.3	*	Openwave Systems Inc. 1999 Amended and Restated Directors’ Stock Option Plan, amended and restated effective December 3, 2009, and Form of Stock Option Agreement and Stock Bonus Agreement (incorporated by reference to Exhibits 99.1 to 99.3 to the Company’s Registration Statement on Form S-8 filed December 4, 2009).

10.4	*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed September 28, 2001).

10.5	*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed February 14, 2007).

10.6	*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 30, 2002).

10.7	*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.8	*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 12, 2004).

10.9	*	Openwave Systems Inc. Executive Severance Benefit Policy, amended effective October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 12, 2005).

10.10	*	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed September 15, 2008).

10.11	*	Openwave Systems Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed December 23, 2008).

10.12		Openwave Systems Inc. Fiscal Year (FY) 2010 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2009).

10.13	*	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective October 20, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed December 4, 2009).

Exhibit Number		Description
10.14	*	Form of Notice of Stock Option Grant and Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 filed December 4, 2009)

10.15	*	Form of Notice of Restricted Stock Bonus Grant (incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form S-8 filed December 4, 2009).

10.16		Loan and Security Agreement dated as of January 23, 2009, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed January 28, 2009).

10.17		Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed February 5, 2010).

10.18		Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q filed February 5, 2010).

10.19		Amendment No. 3 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed May 7, 2010).

10.20	*	Employment Offer Letter between the Company and Anne Brennan dated March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 7, 2010).

10.21	*	Employment Offer Letter between the Company and Kenneth D. Denman dated October 28, 2008 (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-k filed September 7, 2010).

10.22	*	Employment Offer Letter between the Company and Bruce Posey dated January 14, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K filed September 7, 2010).

10.23	*	Employment Offer Letter between the Company and John Giere dated June 16, 2009 (incorporated by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K filed September 7, 2010).

10.24	*	Openwave Systems Inc. Fiscal Year (FY) 2011 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K filed September 7, 2010).

10.25		Limited Waiver to Loan and Security Agreement dated February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed February 8, 2011).

10.26	*	Employment Offer Letter between the Company and John Charters dated March 17, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 6, 2011).

10.27		Amendment No. 4 to Loan and Security Agreement and Limited Waiver between the Company and Silicon Valley Bank dated April 26, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 6, 2011).

10.28	*	Openwave Systems Inc. Fiscal Year (FY) 2012 Executive Corporate Incentive Plan.

21.1		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement