Form 10-Q
period 2011-09-30
OPENWAVE SYSTEMS INC
filed 2011-11-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011 there were 85,778,318 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,982	$47,266
Short-term investments	32,306	33,947
Accounts receivable, net of allowance for doubtful accounts	36,612	22,293
Prepaid and other current assets	15,719	15,808

Total current assets	108,619	119,314
Property and equipment, net	5,733	6,680
Long-term investments	10,302	15,630
Deposits and other assets	5,231	5,373
Goodwill	267	267
Intangible assets, net	144	553

Total assets	$130,296	$147,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,315	$7,014
Accrued liabilities	19,841	19,810
Accrued settlement related to discontinued operations	—	12,000
Accrued restructuring costs	15,839	13,660
Deferred revenue	26,024	29,088

Total current liabilities	66,019	81,572
Accrued restructuring costs, net of current portion	9,108	12,515
Deferred revenue, net of current portion	7,740	9,370
Deferred rent obligations and other	1,360	1,415

Total liabilities	84,227	104,872

Commitments and contingencies

Stockholders’ equity:
Common stock	85	85
Additional paid-in capital	3,192,479	3,191,775
Accumulated other comprehensive loss	(1,814)	(1,592)
Accumulated deficit	(3,144,681)	(3,147,323)

Total stockholders’ equity	46,069	42,945

Total liabilities and stockholders’ equity	$130,296	$147,817

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues:
License	$9,914	$12,332
Maintenance and support	10,671	13,993
Services	16,790	11,203
Patents	15,021	4,000

Total revenues	52,396	41,528

Cost of revenues:
License	895	439
Maintenance and support	3,722	4,152
Services	13,797	8,887

Total cost of revenues	18,414	13,478

Gross profit	33,982	28,050

Operating expenses:
Research and development	9,348	11,430
Sales and marketing	8,737	10,821
General and administrative	7,786	6,612
Restructuring and other related costs	5,072	708

Total operating expenses	30,943	29,571

Operating income (loss) from continuing operations	3,039	(1,521)
Interest income	88	160
Interest expense	(60)	(83)
Other income (expense), net	33	(40)

Income (loss) from continuing operations before provision for income taxes	3,100	(1,484)
Income tax expense	458	681

Net income (loss) from continuing operations	2,642	(2,165)

Discontinued operations:
Gain on sale of discontinued operation, net of tax	$—	$2,236

Net income	$2,642	$71

Basic net income (loss) per share from:
Continuing operations	$0.03	$(0.03)
Discontinued operations	—	0.03

Net income	$0.03	$0.00

Diluted net income (loss) per share from:
Continuing operations	$0.03	$(0.03)
Discontinued operations	—	$0.03

Net income	$0.03	$0.00

Shares used in computing basic income (loss) per share	85,482	84,017

Shares used in computing diluted net income (loss) per share	86,432	84,017

Supplemental disclosures:
Total other-than-temporary impairments	$—	$—
Portion of other-than-temporary impairments included in other comprehensive income	—	—

Net other-than-temporary impairments	—	—
Other investment gain	—	—

Total net investment losses in Other income (expense), net	$—	$—

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,642	$71
Gain on sale of discontinued operation	—	(2,236)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	1,572	1,666
Stock-based compensation	585	661
Non-cash restructuring charges	212	315
Provision for (recovery of) doubtful accounts	197	(185)
Amortization of premiums/discounts on investments, net	307	346
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(14,516)	(2,411)
Prepaid assets, deposits, and other assets	231	(741)
Accounts payable	(2,526)	437
Accrued liabilities	(24)	(98)
Accrued restructuring costs	(1,440)	(3,388)
Deferred revenue	(4,694)	2,698

Net cash used for operating activities	(17,454)	(2,865)

Cash flows from investing activities:
Purchases of property and equipment	(389)	(1,066)
Proceeds from sale of discontinued operation, net	—	2,236
Payment of settlement related to discontinued operations	(12,000)	—
Purchases of short-term investments	(981)	(11,329)
Proceeds from sales and maturities of short-term investments	7,418	13,130
Purchases of long-term investments	—	(825)
Proceeds from sales and maturities of long-term investments	3	—

Net cash provided by (used for) investing activities	(5,949)	2,146

Cash flows from financing activities:
Proceeds from issuance of common stock, net	119	70

Net cash provided by financing activities	119	70

Net decrease in cash and cash equivalents	(23,284)	(649)
Cash and cash equivalents at beginning of period	47,266	60,935

Cash and cash equivalents at end of period	$23,982	$60,286

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2011 and June 30, 2011, and the results of operations for the three months ended September 30, 2011 and 2010 and cash flows for the three months ended September 30, 2011 and 2010. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The Company derives more than half of its revenues from U.S. customers, which consists primarily of sales to Sprint Nextel and patent license arrangements. Individual sales to Sprint Nextel can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability. For all periods presented, revenues from Sprint Nextel ranged from 21% to 23% of total revenues. Additionally, during the first quarter of fiscal 2012, 29% of revenue came from the licensing of the Company’s patents. As the Company continues to execute its licensing plans, the Company anticipates the related revenue in future periods to be unpredictable. Additionally, the program to monetize the Company’s intellectual property can create significant variability in its profitability.

Revenue Recognition

There have been no material changes to the Company’s significant accounting policies as provided in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2011.

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended September 30,
	2011	2010
Stock-based compensation related to:
Grants of nonvested stock	$44	$56
Stock options granted to employees and directors	381	523
Employee stock purchase plan	54	82
Stock option modification in relation to restructuring	106	—

Stock-based compensation recognized in the condensed consolidated statements of operations	$585	$661

During the three months ended September 30, 2011 and 2010, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a)	Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended September 30,
	2011	2010
Expected volatility	78.0%	65.4%
Expected dividends	—	—
Expected term (in years)	3.89 - 3.98	3.93 - 3.94
Risk-free rate	0.8%	1.2%

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

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the three months ended September 30, 2011 and 2010 was $0.1 million and $0.1 million, respectively.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model.

There were no ESPP purchases during the three months ended September 30, 2011 and 2010. The expected term is six months, coinciding with each offering period. Expected volatilities are based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Openwave common stock when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

(c)	Equity awards activity

A summary of option activity from July 1, 2011 to September 30, 2011 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2011	9,889	$3.21
Options granted	2,228	1.93
Exercised	(80)	1.60
Forfeited, canceled or expired	(1,407)	2.54

Outstanding at September 30, 2011	10,630	$3.04	7.64	$751

Vested and expected to vest at September 30, 2011	9,421	$3.18	7.40	$737

Exercisable at September 30, 2011	5,703	$3.98	6.22	$632

The weighted average grant date fair values of options granted during the three months ended September 30, 2011 and 2010 were $1.09 and $0.82, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $41,000 and $12,000, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2011 to September 30, 2011 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2011	197	$2.07
Nonvested shares granted	28	1.93
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2011	225	$2.05

The total fair value of shares vested during the three months ended September 30, 2010 was $39,000. As of September 30, 2011, there was $4.9 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Stock-based compensation by category:
Maintenance and support services	$42	$45
Services	54	59
Research and development	94	131
Sales and marketing	116	156
General and administrative	173	270
Restructuring	106	—

	$585	$661

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

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“Update 2011-04”). Update 2011-04 amends the requirements related to fair value measurement, in particular changing the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments also serve to clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt this guidance beginning in the third quarter of fiscal 2012. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied retrospectively. The Company will adopt this guidance beginning in the third quarter of fiscal 2012. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“Update 2011-08”), allows entities to use a qualitative approach to test goodwill for impairment. Update 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Update 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three Months Ended September 30,
	2011	2010
Weighted average shares used in computing basic net income (loss) per common share	85,482	84,017
Dilutive effect of restricted stock subject to repurchase	203	—
Dilutive effect of employee stock options	747	—

Weighted average shares used in computing diluted net income (loss) per share	86,432	84,017

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

	Three Months Ended September 30,
	2011	2010
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	—	218
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	—	2,504
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	6,970	7,832

(3) Discontinued Operations

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

On August 28, 2011, the Company entered into an agreement with Myriad (the “Agreement”) for the purposes of settling all existing litigation between the Company and Myriad in connection with the Company’s sale of the client business to Purple Labs in June 2008. The Agreement terminated specified sections of an intellectual property licensing agreement which was entered into in connection with the sale of its client business that occurred in June 2008, clarified which patents were transferred with the sale of the client business and which remained the property of Openwave, contained a mutual covenant not to sue, and provided that the Company would pay to Myriad $12.0 million. The payment of $12.0 million occurred in September 2011, and was recorded as a loss on discontinued operations in the fourth quarter of fiscal 2011.

The Client operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for each period presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Gain on sale of discontinued operation	$—	$2,236

Total income from discontinued operation	$—	$2,236

As of September 30, 2011, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Japan and Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
United States	$32,015	$19,004
Americas, excluding the United States	4,411	4,938
Europe, Middle East, and Africa	5,089	5,872
Japan	7,758	9,197
Asia Pacific, excluding Japan	3,123	2,517

Total revenues	$52,396	$41,528

As noted in the table above, the Company has derived a significant portion of its revenues from sales to U.S.-based customers during the three months ended September 30, 2011 and 2010, of which a significant portion consisted of sales to Sprint Nextel and patent license arrangements. Although the Company intends to broaden its markets, there can be no assurance that this objective will be achieved.

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

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended September 30,
	2011	2010
Customer:
Sprint Nextel	23%	21%
Microsoft	29%	—

(5) Balance Sheet Components

(a)	Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	September 30, 2011	June 30, 2011
Accounts receivable	$29,025	$16,344
Unbilled accounts receivable	7,905	6,093
Allowance for doubtful accounts	(318)	(144)

	$36,612	$22,293

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	September 30, 2011	June 30, 2011
Customer:
Microsoft	52%	—
Itochu	9%	17%
Telefonica Moviles Espana	8%	13%

The amount owed by Microsoft shown above was received in October 2011.

(b)	Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2011 to September 30, 2011 (in thousands):

	Balance as of June 30, 2011	Amortization	Balance as of September 30, 2011
Goodwill	$267	$—	$267
Intangible assets:
Developed and core technology	553	(409)	144

	$820	$(409)	$411

Total amortization related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Developed and core technology	$409	$409
Customer contracts - support	—	11

Total amortization of intangible assets	409	420

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(19,150)	$144	$19,294	$(18,741)	$553

	$19,294	$(19,150)	$144	$19,294	$(18,741)	$553

The following table presents the estimated future amortization of intangible assets, based upon the recorded intangible assets as of September 30, 2011 (in thousands):

Fiscal Year	Amortization
2012 (remaining)	$144

$144

(c)	Deferred Revenue

As of September 30, 2011 and June 30, 2011, the Company had deferred revenue of $33.8 million and $38.5 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

•	amounts billed prior to acceptance of product or service;

•	new version coverage and/or maintenance and support elements prior to the time service is delivered; and

•	license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $5.5 million and $7.6 million as of September 30, 2011 and June 30, 2011, respectively.

(d)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows as of the dates noted (in thousands):

	September 30, 2011	June 30, 2011
Net unrealized gains (losses) on marketable securities:
Unrealized gain (loss) on marketable securities not other-than-temporarily impaired	$(39)	$18
Unrealized loss on marketable securities other-than-temporarily impaired	(1,024)	(855)

Net unrealized loss on marketable securities	(1,063)	(837)
Interest on marketable securities	20	16
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(1,814)	$(1,592)

Comprehensive loss is comprised of net income (loss) and changes in unrealized loss on marketable securities (in thousands):

	Three Months Ended September 30,
	2011	2010
Net income	$2,642	$71
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(226)	85

Total comprehensive income	$2,416	$156

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	September 30, 2011 Total	September 30, 2011 Total
U.S. Government Agencies	$3,396	$3,299	$—	$6,695	$6,710
Commercial Paper	9,345	—	—	9,345	9,346
Certificates of Deposit	240	240	—	480	480
Corporate Bonds	17,499	7,414	—	24,913	24,858
Auction Rate Securities	—	—	5,237	5,237	4,213

	$30,480	$10,953	$5,237	$46,670	$45,607

	September 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$6,695	$16	$(1)	$6,710
Commercial Paper	9,345	1	—	9,346
Certificates of Deposit	480	—	—	480
Corporate Bonds	24,913	1	(56)	24,858
Auction Rate Securities	5,237	—	(1,024)	4,213

	$46,670	$18	$(1,081)	$45,607

	June 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,911	$18	$(2)	$5,927
Commercial Paper	10,691	—	—	10,691
Certificates of Deposit	480	—	—	480
Corporate Bonds	28,095	14	(12)	28,097
Auction Rate Securities	5,237	—	(855)	4,382

	$50,414	$32	$(869)	$49,577

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

During both the three months ended September 30, 2011 and 2010 there were no OTTI charges in earnings.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	$23,767	$(56)	$—	$—	$23,767	$(56)
U.S. Government Agencies	3,094	(1)	—	—	3,094	(1)
Auction Rate Securities	—	—	4,213	(1,024)	4,213	(1,024)

	$26,861	$(57)	$4,213	$(1,024)	$31,074	$(1,081)

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,300	$(2)	$—	$—	$2,300	$(2)
Corporate Bonds	14,096	(12)	—	—	14,096	(12)
Auction Rate Securities	—	—	4,382	(855)	4,382	(855)

	$16,396	$(14)	$4,382	$(855)	$20,778	$(869)

As of September 30, 2011, the Company had 45 investments in an unrealized loss position. As of June 30, 2011, the Company had 27 investments in an unrealized loss position.

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

The following tables summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$12,425	$—	$—	$12,425
Commercial Paper	2,000	—	—	2,000
U.S. Government Agencies	1,000	—	—	1,000
Short-term investments:
Certificates of Deposit	480	—	—	480
U.S. Government Agencies	3,403	—	—	3,403
Corporate Bonds	21,077	—	—	21,077
Commercial Paper	7,346	—	—	7,346
Long-term investments:
U.S. Government Agencies	2,307	—	—	2,307
Corporate Bonds	3,781	—	—	3,781
Auction Rate Securities	—	—	4,213	4,213
Foreign currency derivatives	194	—	—	194

Total Assets	$54,013	$—	$4,213	$58,226

	Fair value of securities as of June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$39,216	$—	$—	$39,216
Short-term investments:
Certificates of Deposit	240	—	—	240
U.S. Government Agencies	2,414	—	—	2,414
Corporate Bonds	20,602	—	—	20,602
Commercial Paper	10,691	—	—	10,691
Long-term investments:
U.S. Government Agencies	3,513	—	—	3,513
Corporate Bonds	7,495	—	—	7,495
Certificates of Deposit	240	—	—	240
Auction Rate Securities	—	—	4,382	4,382

Total Assets	$84,411	$—	$4,382	$88,793

Liabilities
Foreign currency derivatives	$115	$—	$—	115

Total Liabilities	$115	$—	$—	$115

Auction Rate Securities (“ARS”)

As of September 30, 2011, $4.2 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these ARS based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

These ARS were issued by two different entities and are held by two investment firms on the Company’s behalf. One of these securities is “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of September 30, 2011, these instruments were BBB by Standard and Poor’s and Aaa by Moody’s and all of the $5.7 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The Company’s ARS were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011. The fair value was $4.2 million as of September 30, 2011 and $4.4 million as of June 30, 2011.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2011	$4,382
Sale of ARS	—
Change in unrealized losses included in other comprehensive income	(169)
Other-than-temporary impairment	—

Balance at September 30, 2011	$4,213

(7) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The Company entered into a Waiver and Amendment on April 26, 2011 to modify the EBITDA covenant minimum levels. The Company entered into an Amendment on September 6, 2011 to modify several definitions including the Borrowing Base. The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of September 30, 2011, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender.

As of September 30, 2011, the Company had letters of credit outstanding against the revolving credit facility totaling $18.0 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of September 30, 2011, the Borrowing Base was $33.9 million and the total available for the Company to borrow on the revolving credit facility was $15.9 million, which is the difference between the Borrowing Base calculation of $33.9 million and the amount of outstanding letters of credit amount of $18.0 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of September 30, 2011, the Company was in compliance with all debt covenants.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal were filed by putative class members, challenging the settlement and the judgment. Subsequently, the Court determined that none of the objectors had standing to appeal. One of the putative objectors has filed a notice of appeal of the determination as to him. The Company believes a loss is not probable or reasonably estimable. Therefore no amount has been accrued as of September 30, 2011.

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

On March 12, 2009, the Western District Court entered its judgment in the case and granted the moving issuers’ motion to dismiss, finding plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them. The Western District Court also granted the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were time-barred under the applicable statute of limitations.

Following an appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”), on December 2, 2010, the Ninth Circuit affirmed the Western District Court’s decision to dismiss the moving issuers’ cases on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Western District Court’s decision on the underwriter’s motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Western District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On January 18, 2011, the Ninth Circuit denied all petitions for rehearing and petitions for rehearing en banc. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion to stay the issuance of mandate and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, the Ninth Circuit granted the appellant’s motion and ruled that the mandate in all cases is stayed for ninety days pending the appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue.

On June 27, 2011, the United States Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ position relating to the statute of limitations issue. The Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters’ Petition. Underwriters’ brief on the merits was submitted on August 18, 2011, and Simmonds’ brief was submitted on September 26, 2011. Oral argument in that case is scheduled for November 29, 2011.

No amount has been accrued as of September 30, 2011, as a loss is not considered probable or reasonably estimable.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. As of September 30, 2011, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of fiscal 2012, and various other restructurings in fiscal 2002 through 2011.

The Company implemented a restructuring plan in fiscal 2012 (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the three months ended September 30, 2011, the Company incurred approximately $4.9 million in pre-tax restructuring and related charges associated with the FY2012 Restructuring’s employee termination benefits. Of these charges, the Company paid approximately $2.1 million in the first quarter of fiscal 2012. The Company expects to pay the current accrued charges for employee termination benefits during the second quarter of fiscal 2012.

The following table sets forth the restructuring liability activity from June 30, 2011 through September 30, 2011 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 09 Restructuring Plan	FY 10 Restructuring Plan	FY 11 Restructuring Plan	FY 12 Restructuring Plan	Total Accrual
	Facility	Facility	Facility	Severance	Severance
Accrual balances as of June 30, 2011	$22,927	$2,283	$748	$217	$—	$26,175
New charges(1)	(6)	(126)	—	(12)	4,905	4,761
Accretion expense	194	15	3	—	—	212
Cash paid, net of sublease income	(3,503)	(232)	(138)	(205)	(2,123)	(6,201)

Balance as of September 30, 2011	$19,612	$1,940	$613	$—	$2,782	$24,947

(1)	Total charges does not include approximately $0.1 million in non-cash stock based compensation expense as represented on the Company’s condensed consolidated statement of operations under restructuring and other costs for the first quarter of fiscal 2012.

As of September 30, 2011, the Company has sublease contracts in place for all of its exited facilities, which provides for approximately $13.3 million of future sublease income from third parties. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at September 30, 2011 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2012 (remaining)	$15,758	$(5,950)	$9,808
2013	18,260	(6,073)	12,187
2014	1,627	(1,019)	608
2015	499	(232)	267

	$36,144	$(13,274)	$22,870

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $0.7 million, which will be recorded as restructuring expense over the life of the respective leases.

(10) Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of the Company’s revenue, with a resulting fluctuation in the Company’s quarterly effective tax rate.

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. Under Internal Revenue Code Section 382, the utilization of a corporation’s net operating loss (“NOL”) carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year NOL period. If it is determined that prior equity transactions limit the Company’s NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period. As of September 30, 2011, the Company has net foreign deferred tax assets recorded of approximately $2.6 million, which consists of $2.7 million of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing; this is offset by $0.1 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2011	$1,027
Foreign currency fluctuations	(11)

Balance as of September 30, 2011	$1,016

The total amount of gross unrecognized tax benefits was $1.0 million as of September 30, 2011, all of which would affect the effective tax rate if realized.

Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company’s U.S. federal tax return for fiscal 2009 is currently under examination by the Internal Revenue Service. Although the outcome of the examination is uncertain, we do not expect the results to have a material impact on the financial statements. Because of net operating loss carry forwards, substantially all of the Company’s tax years, from fiscal year 1995 through fiscal year 2010, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the Securities and Exchange Commission on September 6, 2011, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

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

Bookings comprise the aggregate value of all new contractual arrangements executed during a period. We define backlog as the aggregate value of all existing contractual arrangements less revenue recognized to date under these contractual arrangements. For the first quarter of fiscal 2012, bookings were approximately $23.7 million, down $18.7 million, or 44%, from approximately $42.4 million for the first quarter of fiscal 2011. $15.0 million of our bookings during the first quarter of fiscal 2012 related to a patent license. Backlog was approximately $141.8 million as of September 30, 2011, down from $173.6 million as of September 30, 2010. Many of our bookings include the ability for customers to cancel services or maintenance. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog. For example, during the second fiscal quarter of 2011, our largest booking was the renewal of maintenance for several products for three years, totaling $25.4 million. After the first year, the customer may terminate the renewal for convenience. While we do not expect any material terminations from this booking, it is possible for the customer to do so without penalty. Support or hosting agreements that cover multiple years can contribute to the variability in the quarterly amount of bookings achieved, as well as the timing of revenue, billings and collections from those bookings. Generally, revenue resulting from license and services bookings are recognized and collected over approximately two years based upon the dollar-weighted average project time. Support bookings typically cover one to three years. Bookings related to royalty or usage arrangements are recognized concurrently with the related revenue and therefore do not impact backlog.

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

	Three Months Ended September 30,
	2011		2010
	(dollars in thousands)
Gross Margin	$33,982	64.8%	$28,050	67.5%
Amortization of intangibles included in Cost of revenues	409	0.8%	420	1.0%
Stock based compensation included in Cost of revenues	96	0.2%	104	0.3%

Management Metric	$34,487	65.8%	$28,574	68.8%

Until the end of fiscal 2011, we expected to maintain gross margins of approximately 60%. For the remainder of fiscal 2012, in response to lower-than-expected bookings during the fourth quarter of fiscal 2011 and our forecast for fiscal 2012, we expect that our gross margins will decline to between approximately 52% and 56%. However, our gross margin will continue to fluctuate from quarter to quarter, depending on the mix of software, services and hardware delivered during the quarter, which is subject to our customers’ schedules and demands. Additionally, patent revenues, if any, would cause our gross margin to be higher since these revenues do not have an associated cost of revenue. The timing of these revenues is unpredictable and is not guaranteed. During the three months ended September 30, 2011, our overall gross margin excluding the impact of amortization of intangibles and stock based compensation was 65.8%, compared to 68.8% in the three months ended September 30, 2010. For a breakout of revenue by type, see the tables below under “Summary of Operating Results”. Despite an $11.0 million increase in patent revenues from the prior year’s quarter having a positive impact on gross margins, the decrease in gross margin related to all other types of revenues caused an overall decline in gross margin. Additionally, the proportion of license and maintenance and support revenues decreased, while services revenues, which typically yield a lower gross margin, increased from the prior year’s period. The decline in maintenance and support revenues relates to reductions in certain renewed rates, service levels and platform coverage during fiscal 2011. The increase in services revenue relates to a $4.7 million hardware order fulfilled during the first fiscal quarter of 2012. Our goal is to increase the services revenue gross margin through better project management, which in turn would improve our overall gross margin. We expect that any improvements in maintenance and support gross margins will be gradual given the recurring nature of maintenance and support activities over the term of the agreements.

Since its inception in 1994, Openwave and its predecessor companies have invested in and patented certain intellectual property for the mobile internet industry. We have commenced plans to license this intellectual property. For example, during the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, during the first quarter of fiscal 2011 we licensed a number of patents to a competitor which generated $4.0 million in patent revenue for the period. As we execute our licensing plans, we anticipate the related revenue in future periods to be unpredictable and volatile. Additionally, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material in any given period, and are unpredictable and volatile. Effectively policing and enforcing our intellectual property is time consuming and costly. In addition, there can be no assurance that any ongoing or future litigation will be successful.

Overview of Financial Results During the Three Months Ended September 30, 2011

The following table represents a summary of our operating results from continuing operations for the three months ended September 30, 2011, compared with the three months ended September 30, 2010 (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2011	2010
	(unaudited)
Revenues	$52,396	$41,528	26%
Cost of revenues	18,414	13,478	37%

Gross profit	33,982	28,050	21%
Operating expenses	30,943	29,571	5%

Operating income (loss)	3,039	(1,521)	-300%
Interest and other expense, net	61	37	65%
Income tax expense	458	681	-33%

Net income (loss) from continuingoperations	$2,642	$(2,165)	-222%

Revenues increased during the three months ended September 30, 2011, compared to the corresponding periods of the prior year. See discussion of Revenues below under the Summary of Operating Results.

Overall, operating expenses increased $1.4 million during the three months ended September 30, 2011, compared with the corresponding period of the prior year. This increase is primarily due to increases in restructuring and other related costs, as discussed in further detail under Summary of Operating Results below.

Operating Environment during the Three Months Ended September 30, 2011

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

Recent Executive Officer and Board of Director Changes

John Giere, Senior Vice President, Products and Marketing assumed the majority of the role previously held by John Charters, Senior Vice President, Worldwide Sales, who departed the Company on November 3, 2011.

On October 6, 2011, we announced the appointment of Mike Mulica as Chief Executive Officer (“CEO”), replacing CEO, Ken Denman, who departed the Company on September 9, 2011.

On July 28, 2011, the Board of Directors of Openwave Systems Inc. elected Peter A. Feld as a Class III director of Openwave, which class of directors shall serve until the 2011 annual meeting of stockholders. Mr. Feld was also appointed to the Company’s Nominating and Corporate Governance Committee and the Special Projects Committee.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant accounting policies are:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Stock-based compensation;

•	Valuation of investments; and

•	Restructuring-related assessments.

There have been no material changes to our critical accounting policies and estimates since our fiscal year end on June 30, 2011. For further discussion of our critical accounting policies and judgments, please refer to the Notes to our condensed consolidated financial statements included in this Form 10-Q and to our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Summary of Operating Results

Three Months Ended September 30, 2011 and 2010

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had two significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended September 30,
	2011	2010
Customer:
Sprint Nextel	23%	21%
Microsoft	29%	—

We derived a significant portion of our revenues from sales to U.S. based customers during the three months ended September 30, 2011 and 2010, which itself primarily consisted of sales to Sprint Nextel in both periods. Additionally, we recognized a $15.0 million patent license to Microsoft during the three months ended September 30, 2011. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2011	2010
Revenues:
License	$9,914	$12,332	-20%
Maintenance and support	10,671	13,993	-24%
Services	16,790	11,203	50%
Patents	15,021	4,000	276%

Total Revenues	$52,396	$41,528	26%

Percent of revenues:
License	19%	30%
Maintenance and support	20%	33%
Services	32%	27%
Patents	29%	10%

Total Revenues	100%	100%

License Revenues

License revenues decreased by 20% during the three months ended September 30, 2011, as compared with the corresponding period of the prior year. The decrease in license revenue during this period was driven by the low level of license bookings beginning in the prior quarter.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 24% during the three months ended September 30, 2011, as compared with the corresponding period of the prior year. This decrease was primarily a result of reductions in renewed support services.

Services Revenues

Services revenue increased by 50% for the three months ended September 30, 2011, as compared with the corresponding period of the prior year. This increase was due to a project in the Americas that generated $5.0 million in revenue which was primarily from third-party hardware and related services during the first quarter of fiscal 2012, with no such comparable project in the prior year.

Patents Revenues

During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. During the first quarter of fiscal 2011, we entered into a license agreement for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010. We intend to continue to seek monetization opportunities for our intellectual property; however, there can be no guarantee that our efforts will be successful.

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2011	2010
Cost of revenues:
License	$895	$439	104%
Maintenance and support	3,722	4,152	-10%
Services	13,797	8,887	55%

Total Cost of Revenues	$18,414	$13,478	37%

	Three Months Ended September 30,
	2011	2010
Gross margin per related revenue category:
License	91%	96%
Maintenance and support	65%	70%
Services	18%	21%
Patents	100%	100%

Total Gross Margin	65%	68%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and customer contract intangible assets related to our acquisitions.

Costs of license revenues increased by104% during the three months ended September 30, 2011, as compared with the corresponding period of the prior year. The increase in cost of license revenues primarily results from additional royalties generated by revenues from a product in the current quarter which has a higher third-party component than most of our other products.

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support decreased by 10% during the three months ended September 30, 2011, as compared with the corresponding period of the prior year. This decrease is primarily attributed to reduced labor costs in the current year’s period, as headcount declined by approximately 22% from the prior year’s period. The decline in the gross margin related to maintenance and support is attributed to lower contracted revenues.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services increased by 55% during the three months ended September 30, 2011, as compared with the corresponding period of the prior year. This increase is a result of the 50% increase in services revenue during the same period. The majority of this increase relates to third-party hardware installed at Sprint Nextel during the three months ended September 30, 2011.

Cost of Patents Revenues

Openwave has invested in and patented intellectual property for the mobile internet industry. The administrative cost of filing these patents has not been material. The cost of creating the intellectual property has been reflected in research and development costs over the years as incurred, with the primary purpose of developing intellectual property for sale in the form of enterprise software. Additionally, we recently entered into a significant contract to license the use of our patents to a third-party in the first quarter of fiscal 2012 as described above. Contract negotiation costs on all contracts are primarily incurred by our legal department and are reflected in general and administrative costs as incurred. As such, the gross margin on patents is 100% as any direct or indirect associated costs have been expensed as incurred in operating expenses. The primary operating expense associated with our efforts to license and protect our intellectual property and proprietary rights relate to professional fees from outside legal counsel, which are recorded in general and administrative expenses, and could be material in any given period, and are unpredictable and volatile. In addition, during the first quarter of fiscal 2012, we recorded $0.4 million of commission expense in Sales and marketing related to the patent deal recognized during the period .

Operating Expenses

The following table represents operating expenses for the three months ended September 30, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2011	2010
Operating expenses:
Research and development	$9,348	$11,430	-18%
Sales and marketing	8,737	10,821	-19%
General and administrative	7,786	6,612	18%
Restructuring and other related costs	5,072	708	616%

Total Operating Expenses	$30,943	$29,571	5%

Percent of Revenues:
Research and development	18%	28%
Sales and marketing	17%	26%
General and administrative	15%	16%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

During the three months ended September 30, 2011, research and development costs decreased 18% as compared with the corresponding period in the prior year. This decrease is primarily attributable to a decrease in labor and associated costs of related to a reduction in average headcount of approximately 18%, as well as lower allocations and contingent worker expense.

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

During the three months ended September 30, 2011, sales and marketing costs decreased by 19% as compared with the corresponding period of the prior year. This decrease is primarily due to a decline in costs incurred in the prior year period to recruit and, in some cases, replace portions of the salesforce. Additionally, there was a decline in expenses for the corporate incentive plan and a decline in costs for corporate sales events from the prior year’s period.

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

During the three months ended September 30, 2011, general and administrative costs increased 18% compared with the corresponding period in the prior year. This increase is primarily due to an increase in professional services costs of $1.6 million, which is primarily related to $0.8 million of external legal costs associated with our settlement of the patent dispute with the acquirer of our former Client business, as well as $0.8 million of external legal costs associated with our filing of the patent-related lawsuit filed with the International Trade Commission. Both of these events occurred in August 2011, as previously announced. We also experienced a $0.2 million increase in facilities costs. Partially offsetting this increase is a decline in labor and associated costs of $0.8 million, as Openwave experienced a decline in average headcount of 39% from the prior year’s period.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended September 30, 2011, increased over the same period in the prior year, primarily as a result of the fact that we implemented a restructuring plan in the first quarter of fiscal 2012, resulting in a headcount reduction of approximately 18-20%. This implementation resulted in new charges of approximately $5.0 million related to labor costs, compared with charges of approximately $0.4 million in the prior year’s period related to a revision to the estimated sublease terms associated with a facility that was exited under a restructuring plan implemented in fiscal 2009. Additionally, there was a decline of $0.1 million in facilities related accretion charges.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Developed and core technology	$409	$409
Customer contracts - support	—	11

Total amortization of intangible assets	409	420

Aside from acquired customer support contracts which became fully amortized in the second quarter of fiscal 2011, amortization in the three months ended September 30, 2011, was consistent with the prior year’s periods.

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

Interest Income

Interest income was approximately $0.1 million for the three months ended September 30, 2011, as compared with $0.2 million for the corresponding period of the prior year. The decrease in interest income is primarily attributed to lower interest rates.

Interest Expense

Interest expense was approximately $0.1 million for the three months ended September 30, 2011, relatively unchanged from the corresponding period of the prior year. The majority of our interest expense relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The decrease in income tax expense for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, from $0.7 million to $0.5 million, is primarily the result of a decrease in foreign withholding taxes due to lower revenue from countries imposing foreign withholding taxes during the three months ended September 30, 2011.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. As of September 30, 2011, we have foreign deferred tax assets recorded of approximately $2.7 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets. As of September 30, 2011, we have approximately $0.1 million of deferred tax liabilities recorded with respect to acquisitions for which the amortization expense of acquired intangibles is not deductible for tax purposes.

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

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of September 30, 2011 and June 30, 2011, and for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	September 30, 2011	June 30, 2011	Percent Change
Working capital	$42,600	$37,742	13%

Cash and cash investments:
Cash and cash equivalents	$23,982	$47,266	-49%
Short-term investments	32,306	33,947	-5%
Long-term investments	10,302	15,630	-34%

Total cash and cash investments	$66,590	$96,843	-31%

	Three Months Ended September 30,
	2011	2010
Cash used for operating activities	$(17,454)	$(2,865)
Cash provided by (used for) investing activities	$(5,949)	$2,146
Cash provided by financing activities	$119	$70

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

As of September 30, 2011 and June 30, 2011, we had letters of credit outstanding against the revolving credit facility totaling $18.0 million and $18.2 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of September 30, 2011, the Borrowing Base was $33.9 million and the total available for us to borrow on the revolving credit facility was $15.9 million, which is the difference between the Borrowing Base calculation of $33.9 million and the amount of outstanding letters of credit amount of $18.0 million. As of June 30, 2011, the Borrowing Base was $32.1 million and the total available for us to borrow on the revolving credit facility was $13.9 million, which is the difference between the Borrowing Base calculation of $32.1 million and the amount of outstanding letters of credit amount of $18.2 million. Our letters of credit expire between June 2012 and October 2012. We intend to renew them, but there is no guarantee of renewal. The revolving credit line is secured by a blanket lien on all of our assets and contains financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet specified minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take some material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a specified threshold, or engage in transactions with affiliates. As of September 30, 2011, we were in compliance with all debt covenants.

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

Working capital

Our working capital, defined as current assets less current liabilities, increased by approximately $4.9 million, or 13%, from June 30, 2011 to September 30, 2011. The increase in working capital balances is primarily due to the $14.3 million increase in account receivable, net as a result of the $15.0 million in patent license revenue recognized during the first quarter of fiscal 2012 with payment received during the second quarter of fiscal 2012, as well as an improvement in accounts payable and accrued liabilities of $14.7 million. These increases are partially offset by the use of $23.3 million of cash and cash equivalents, primarily a result of cash used for operations of $17.5 million.

Cash used for operating activities

Cash used for operating activities was $17.5 million during the three months ended September 30, 2011. This use of cash is primarily a result of the operating results for the quarter, excluding the $15.0 million of patent revenue which was recognized in the first quarter of fiscal 2012, while the related accounts receivable was collected in the second quarter of fiscal 2012. Additionally, we paid $6.2 million of restructuring liabilities during the first quarter of fiscal 2012, which included $2.1 million in severance paid to employees impacted by the restructuring announced in August 2011. We expect another $2.8 million of severance to be paid relating to this restructuring plan during the remainder of fiscal 2012.

Cash used for operating activities was $2.9 million during the three months ended September 30, 2010. This use of cash primarily represents $3.4 million of payments on restructuring plans and a $2.4 million increase in accounts receivable, offset in part by an increase of $2.7 million in deferred revenue.

Cash provided by (used for) investing activities

Net cash used for investing activities during the three months ended September 30, 2011 was $5.9 million, which primarily was due to the payment of the $12.0 million related to the settlement of the Myriad litigation, partially offset by the $6.4 million of maturities from the sale of investments, net of purchases of investments.

Net cash provided by investing activities during the three months ended September 30, 2010 was $2.2 million, which primarily was due to the $2.2 million payment received from the release of escrowed funds related to the sale of the Client operations.

Cash flows provided by financing activities

Net cash provided by financing activities during the three months ended September 30, 2011 was $0.1 million, resulting from the exercise of stock options during the period.

Net cash provided by financing activities during the three months ended September 30, 2010 was $70,000, from the exercise of stock options during the period.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first three months of fiscal 2012. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased our restructured facilities which will generate contractual sublease income in aggregate of approximately $13.3 million, resulting in a net future obligation on these properties of approximately $22.9 million through our fiscal 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2011, relates primarily to payments made in the normal course of business.

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

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations totaled $33,000 for the three months ended September 30, 2011. As of September 30, 2011, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,500	0.99	10/31/2011
CAD	3,500	0.98	10/31/2011
EUR	2,300	0.73	10/31/2011
JPY	130,000	76.38	10/31/2011

As of September 30, 2011, the nominal value multiplied by the USD exchange rate of these forward contracts was $9.7 million. Our mark-to-market net unrealized gain on these contracts as of September 30, 2011 was $0.2 million.

In comparison, as of June 30, 2011, we had the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	1,600	1.05	7/29/2011
CAD	2,100	1.01	7/29/2011
EUR	1,250	0.69	7/29/2011
JPY	200,000	80.93	7/29/2011

As of June 30, 2011, the nominal value multiplied by the USD exchange rate of these forward contracts was $8.2 million. Our mark-to-market net unrealized gain on these contracts as of June 30, 2011 was $0.1 million.

(b)	Interest Rate Risk

As of September 30, 2011, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $66.6 million compared to $96.8 million at June 30, 2011. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody's of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2011 (dollars in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	September 30, 2011 Total	September 30, 2011 Total
U.S. Government Agencies	$3,396	$3,299	$—	$6,695	$6,710
Commercial Paper	9,345	—	—	9,345	9,346
Certificates of Deposit	240	240	—	480	480
Corporate Bonds	17,499	7,414	—	24,913	24,858
Auction Rate Securities	—	—	5,237	5,237	4,213

	$30,480	$10,953	$5,237	$46,670	$45,607

Weighted-average interest rate			0.9%

In comparison, the following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2011 (dollars in thousands):

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

See discussion of Litigation in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, which disclosure is incorporated by reference here. These matters were also discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 1A. Risk Factors

The following risks factors were set forth in Part I, Item 1A, “Risk Factors” in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect Openwave’s business, financial condition or future results. These risks are not the only risks facing Openwave; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect Openwave’s business, financial condition, and/or operating results. These risks have not changed substantively from those set forth in Openwave’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except for those that are marked with an asterisk (“*”).

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

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel accounted for approximately 22% of our total revenues during the fiscal year ended June 30, 2011, and approximately 23% of our total revenues during the three months ended September 30, 2011. By virtue of their size and the significant portion of our revenue that we derive from this customer, this customer is able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

We have a history of losses and we may not be able to achieve or maintain consistent profitability.*

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of September 30, 2011, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to develop, enhance products, services and technologies and to enhance sales and operational capabilities. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

International sales accounted for approximately 39%, 58% and 51% of our total revenues for the three months ended September 30, 2011 and fiscal years ended June 30, 2011 and 2010, respectively. We currently maintain offices outside of the United States and have sales, engineering and professional services personnel in several countries. Approximately one-half of our employees are located internationally, with 26% of our employees based in our facilities in Belfast, Northern Ireland. Although we have experience operating in foreign jurisdictions like the United Kingdom, Europe, South Africa, Japan and Australia, we are expanding our international operations into areas in which we have little or no operating history. Our ability to manage a global organization is difficult, time consuming and expensive and is subject to a number of risks including, but not limited to:

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

If our channel partners are unable to successfully market and sell our services to their customers, then our revenues and business may be adversely affected.*

Historically, we have sold our products and services directly through our sales force. In the future, in addition to our direct sales efforts, we intend to sell our products and services indirectly through our channel partners. Our business will depend on the efforts and the success of these channel partners in marketing and selling our products and services in emerging markets and markets in which we have a limited presence. If our channel partners fail to market and sell our services effectively, our ability to grow our revenue could be reduced and our business may be harmed.

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

At September 30, 2011 and June 30, 2011, we held auction-rate securities with a fair market value of approximately $4.2 million and $4.4 million, respectively, and a par value of $5.7 million. Between September 30, 2008 and September 30, 2011, we determined that the declines in the fair value of our remaining auction-rate securities were other-than-temporary and recorded impairment charges equal to $0.5 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse affect on our financial condition.

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

Date: November 7, 2011

OPENWAVE SYSTEMS INC.

By:	/s/ Anne Brennan
Anne Brennan
Chief Financial Officer
(Principal Financial and Chief Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 (Commission No.
001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

10.1	Separation Letter Agreement between the Company and Kenneth Denman dated September 9, 2011.

10.2	Employment Offer letter between the Company and Michael Mulica dated October 3, 2011.

10.3	Fiscal Year 2012 Amended and Restated Executive Corporate Incentive Plan.

10.4	Amendment No. 5 to Loan and Security Agreement between the Company and Silicon Valley Bank dated September 6 2011.

10.5	IP Incentive Plan Letter from Openwave to Bruce Posey dated September 12, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.