Form 10-Q/A
period 2011-09-30
OPENWAVE SYSTEMS INC
filed 2011-11-08
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

OPENWAVE SYSTEMS INC.

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Openwave Systems Inc. for the quarterly period ended September 30, 2011 is to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period provided for the initial submission of interactive data files in accordance with Rule 405(a)(2) of Regulation S-T.

This amendment on Form 10-Q/A does not change any other items in the Form 10-Q as originally filed, nor does this amendment on Form 10-Q/A reflect subsequent events occurring after the original filing date of the Form 10-Q.

Item 6. EXHIBITS

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2011

OPENWAVE SYSTEMS INC.

By:	/s/ Anne Brennan
Anne Brennan
Chief Financial Officer
(Principal Financial and Chief Accounting Officer
And Duly Authorized Officer)

5