Form 10-Q
period 2011-12-31
OPENWAVE SYSTEMS INC
filed 2012-02-08
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 31, 2012 there were 86,376,096 shares of the registrant’s Common Stock outstanding.

OPENWAVE SYSTEMS INC.

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.
Controls and Procedures	39

PART II. OTHER INFORMATION	40

Item 1.
Legal Proceedings	40
Item 1A.
Risk Factors	40
Item 6.
Exhibits	52

SIGNATURES	53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$34,052	$47,266
Short-term investments	28,523	33,947
Accounts receivable, net of allowance for doubtful accounts	26,313	22,293
Prepaid and other current assets	9,062	15,808

Total current assets	97,950	119,314
Property and equipment, net	4,837	6,680
Long-term investments	7,110	15,630
Deposits and other assets	2,285	5,373
Goodwill	267	267
Intangible assets, net	—	553

Total assets	$112,449	$147,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,474	$7,014
Accrued liabilities	18,692	19,810
Accrued settlement related to discontinued operations	—	12,000
Accrued restructuring costs	15,736	13,660
Deferred revenue	23,513	29,088

Total current liabilities	63,415	81,572
Accrued restructuring costs, net of current portion	6,209	12,515
Deferred revenue, net of current portion	5,365	9,370
Deferred rent obligations and other	925	1,415

Total liabilities	75,914	104,872

Commitments and contingencies
Stockholders’ equity:
Common stock	85	85
Additional paid-in capital	3,193,288	3,191,775
Accumulated other comprehensive loss	(1,766)	(1,592)
Accumulated deficit	(3,155,072)	(3,147,323)

Total stockholders’ equity	36,535	42,945

Total liabilities and stockholders’ equity	$112,449	$147,817

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues:
License	$9,578	$10,072	$19,492	$22,404
Maintenance and support	10,201	13,913	20,872	27,906
Services	16,084	15,925	32,874	27,128
Patents	5	1	15,026	4,001

Total revenues	35,868	39,911	88,264	81,439

Cost of revenues:
License	389	481	1,284	920
Maintenance and support	3,132	3,981	6,854	8,133
Services	14,803	11,594	28,600	20,481

Total cost of revenues	18,324	16,056	36,738	29,534

Gross profit	17,544	23,855	51,526	51,905

Operating expenses:
Research and development	7,772	10,439	17,120	21,869
Sales and marketing	7,026	11,357	15,763	22,178
General and administrative	5,060	4,833	11,122	11,342
Patent initiative expenses	3,272	624	4,996	727
Restructuring and other related costs	1,674	856	6,746	1,564

Total operating expenses	24,804	28,109	55,747	57,680

Operating income (loss) from continuing operations	(7,260)	(4,254)	(4,221)	(5,775)
Interest income	76	105	164	265
Interest expense	(67)	(80)	(127)	(163)
Other income (expense), net	(318)	185	(285)	145

Income (loss) from continuing operations before provision for income taxes	(7,569)	(4,044)	(4,469)	(5,528)
Income tax expense	2,822	491	3,280	1,172

Net income (loss) from continuing operations	(10,391)	(4,535)	(7,749)	(6,700)

Discontinued operations:
Gain on sale of discontinued operation, net of tax	$—	$—	—	2,236

Net income	$(10,391)	$(4,535)	$(7,749)	$(4,464)

Basic net income (loss) per share from:
Continuing operations	$(0.12)	$(0.05)	$(0.09)	$(0.08)
Discontinued operations	—	—	—	0.03

Net income	$(0.12)	$(0.05)	$(0.09)	$(0.05)

Shares used in computing basic income (loss) per share	85,594	84,324	85,538	84,170
Supplemental disclosures:
Total other-than-temporary impairments	$—	$—	$—	$—
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—

Net other-than-temporary impairments	—	—	—	—
Other investment gain	—	—	—	—

Total net investment losses in Other expense, net	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,749)	$(4,464)
Gain on sale of discontinued operation	—	(2,236)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	2,748	3,383
Stock-based compensation	1,219	1,279
Non-cash restructuring charges	399	605
Provision for (recovery of) doubtful accounts	467	(213)
Amortization of premiums/discounts on investments, net	571	684
Changes in operating assets and liabilities, net of effect of acquired assets and liabilities:
Accounts receivable	(4,487)	8,746
Prepaid assets, deposits, and other assets	9,834	490
Accounts payable	(1,362)	(1,841)
Accrued liabilities	(1,608)	636
Accrued restructuring costs	(4,630)	(6,748)
Deferred revenue	(9,580)	(6,207)

Net cash used for operating activities	(14,178)	(5,886)

Cash flows from investing activities:
Purchases of property and equipment	(530)	(2,635)
Proceeds from sale of discontinued operation	—	2,236
Payment of settlement related to discontinued operation	(12,000)	—
Purchases of short-term investments	(6,567)	(17,479)
Proceeds from sales and maturities of short-term investments	19,760	23,332
Purchases of long-term investments	—	(6,057)
Proceeds from sales and maturities of long-term investments	7	57
Release of restricted cash and investments	—	216

Net cash provided by (used for) investing activities	670	(330)

Cash flows from financing activities:
Proceeds from issuance of common stock	184	601
Employee stock purchase plan	110	221

Net cash provided by financing activities	294	822

Net decrease in cash and cash equivalents	(13,214)	(5,394)
Cash and cash equivalents at beginning of period	47,266	60,935

Cash and cash equivalents at end of period	$34,052	$55,541

See accompanying notes to condensed consolidated financial statements

OPENWAVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Openwave Systems Inc. (the “Company” or “Openwave”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2011 and June 30, 2011, and the results of operations for the three and six months ended December 31, 2011 and 2010 and cash flows for the six months ended December 31, 2011 and 2010. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

On January 12, 2012, Openwave announced its pursuit of strategic alternatives for the mediation and messaging product operations. This may relate in a sale of these product operations, or a portion of them, to more than one third party. On February 1, 2012, the Company announced it entered into an agreement to sell its location product operations for a purchase price of $6.0 million – see Note 11 Subsequent Events. As of February 7, 2012, the Company has not entered into any other agreements to sell other product operations, and there can be no guarantee that the Company will. The pursuit of strategic alternatives is designed to allow the Company to focus on monetizing the value of its intellectual property, which is likely to require significant legal expense in pursuing payments for the licensing of the Company’s patents. For example, on August 31, 2011, Openwave announced it filed complaints against Apple Inc. and Research In Motion Limited in order to protect its intellectual property on how mobile devices connect to the Internet. This litigation is ongoing. During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, during the first quarter of fiscal 2011 we licensed a number of patents to a competitor which generated $4.0 million in patent revenue for the period. The pursuit of patent revenues could result in unpredictable financial results, with significant variability. Furthermore, once the Company determines a sale of a portion of its product operations to be probable, if at all, that portion of its operations could be reflected as a discontinued operation, which could have a material impact on the financial statements.

The Company derives more than half of its revenues from U.S. customers, which consists primarily of sales to Sprint Nextel and patent license arrangements. Individual sales to Sprint Nextel can be significant and the timing of these transactions can create significant variability in the timing and level of Company revenues and profitability. For all periods presented, revenues from Sprint Nextel ranged from 18% to 27% of total revenues.

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

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation related to:
Grants of nonvested stock	$57	$42	$101	$98
Stock options granted to employees and directors	563	582	944	1,105
Employee stock purchase plan	(13)	(6)	41	76
Stock option modification in relation to restructuring	27	—	133	—

Stock-based compensation recognized in the condensed consolidated statements of operations	$634	$618	$1,219	$1,279

During the three and six months ended December 31, 2011 and 2010, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Expected volatility	72.2% - 78.5%	60.6 - 62.5%	72.2% - 78.5%	60.6 - 65.4%
Expected dividends	—	—	—	—
Expected term (in years)	3.60 - 6.07	3.90 - 6.16	3.60 - 6.07	3.90 - 6.16
Risk-free rate	0.6% - 1.2%	1.1 - 1.8%	0.6% - 1.2%	1.1 - 1.8%

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

(b) Employee Stock Purchase Plan

Under the Openwave Systems Inc. 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the six months ended December 31, 2011 and 2010 was $41,000 and $0.1 million, respectively.

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

	For the Three and Six Months Ended December 31,
	2011	2010
Expected volatility	92.0%	47.1%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.1%	0.2%

(c) Equity awards activity

A summary of option activity from July 1, 2011 to December 31, 2011 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2011	9,889	$3.21
Options granted	3,993	1.80
Exercised	(118)	1.57
Forfeited, canceled or expired	(2,131)	2.89

Outstanding at December 31, 2011	11,633	$2.80	6.65	$790

Vested and expected to vest at December 31, 2011	10,095	$2.95	6.29	$776

Exercisable at December 31, 2011	6,004	$3.69	4.54	$710

The weighted average grant date fair values of options granted during the six months ended December 31, 2011 and 2010 were $0.99 and $0.86, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2011 and 2010 was $47,000 and $0.1 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards from July 1, 2011 to December 31, 2011 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2011	197	$2.07
Nonvested shares granted	151	1.67
Vested	(90)	1.84
Forfeited	—	—

Nonvested at December 31, 2011	258	$1.91

The total fair value of shares vested during the six months ended December 31, 2011 and 2010 was $0.2 million and $0.2 million, respectively. As of December 31, 2011, there was $4.5 million of total unrecognized compensation cost related to all unvested share awards. That cost is expected to be recognized as the awards vest over the next four years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation by category:
Maintenance and support services	$41	$40	$83	$85
Services	49	46	103	105
Research and development	107	115	201	246
Sales and marketing	139	161	255	317
General and administrative	271	256	444	526
Restructuring	27	—	133	—

	$634	$618	$1,219	$1,279

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

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“Update 2011-04”). Update 2011-04 amends the requirements related to fair value measurement, in particular changing the wording used to describe many requirements in Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. The amendments also serve to clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt this guidance beginning in the third quarter of fiscal 2012. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	232	213	215	215
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	1,709	3,901	1,761	2,726
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	9,615	7,410	8,866	8,097

(3) Discontinued Operations

During fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008.

Additionally, upon the sale in June 2008, $4.2 million was placed in escrow by Purple Labs, originally to be held until September 30, 2009, to secure indemnification claims made by Purple Labs, if any. On September 23, 2009, Myriad AG (formerly known as Purple Labs) (“Myriad”) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. On September 24, 2010, the parties agreed to release $2.0 million from the escrow to Myriad and the remaining balance of $2.2 million, plus accrued interest, to Openwave. This amount was recognized as a gain on sale of discontinued operations in the first quarter of fiscal 2011.

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

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Gain on sale of discontinued operation	$—	$—	$—	$2,236

Total income from discontinued operation	$—	$—	$—	$2,236

As of December 31, 2011, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Japan, Europe, Middle East and Africa. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
United States	$11,877	$18,817	$43,892	$37,821
Americas, excluding the United States	3,273	4,414	7,684	9,352
Europe, Middle East, and Africa	7,460	5,457	12,549	11,329
Japan	8,880	8,357	16,638	17,554
Asia Pacific, excluding Japan	4,378	2,866	7,501	5,383

Total revenues	$35,868	$39,911	$88,264	$81,439

As noted in the table above, the Company has derived a significant portion of its revenues from sales to U.S.-based customers during the three and six months ended December 31, 2011 and 2010, of which a significant portion consisted of sales to Sprint Nextel and patent license arrangements. Although the Company intends to broaden its markets through the use of resellers, there can be no assurance that this objective will be achieved.

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

The majority of the Company’s revenues have been from a limited number of customers and the Company’s sales are concentrated in a single industry segment. During the periods noted below the Company had three significant customers, as shown in the following table:

	% of Total Revenue Three Months Ended December 31,		% of Total Revenue Six Months Ended December 31,
	2011	2010	2011	2010
Customer:
Sprint Nextel	18%	27%	21%	24%
Bouygues Telecom	12%	1%	5%	1%
Microsoft	—	—	17%	—

(5) Balance Sheet Components

(a) Accounts Receivable, net

The following table presents the components of accounts receivable as of the dates noted (in thousands):

	December 31, 2011	June 30, 2011
Accounts receivable	$20,128	$16,344
Unbilled accounts receivable	6,774	6,093
Allowance for doubtful accounts	(589)	(144)

	$26,313	$22,293

Significant customer accounts receivable balances as a percentage of total gross accounts receivable were as follows:

	% of Total Accounts Receivable
	December 31, 2011	June 30, 2011
Customer:
AT&T Mobility	14%	1%
Bouygues Telecom	14%	5%
Telefonica Moviles Espana	11%	13%
Itochu	10%	17%

(b) Goodwill and Intangible Assets, net

The following table presents activity recorded to goodwill and intangible assets from June 30, 2011 to December 31, 2011 (in thousands):

	Balance as of June 30, 2011	Amortization	Balance as of December 31, 2011
Goodwill	$267	$—	$267
Intangible assets:
Developed and core technology	553	(553)	—

	$820	$(553)	$267

Total amortization related to intangible assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Developed and core technology	$144	$403	$553	$812
Customer contracts - support	—	6	—	17

Total amortization of intangible assets	144	409	553	829

Amortization of acquired developed and core technology and customer license contracts is included in Cost of Revenues – License. Amortization of acquired customer support contracts is included in Cost of Revenue – Maintenance and Support.

The following tables set forth the carrying amount of intangible assets, net as of the dates noted (in thousands):

	December 31, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$19,294	$(19,294)	$—	$19,294	$(18,741)	$553

	$19,294	$(19,294)	$—	$19,294	$(18,741)	$553

(c) Deferred Revenue

As of December 31, 2011 and June 30, 2011, the Company had deferred revenue of $28.8 million and $38.5 million, respectively, consisting of deferred license fees, new version coverage, maintenance and support fees, and professional services fees. Deferred revenue results from amounts billed to the customer but not yet recognized as revenue as of the balance sheet date, since the billing related to one or more of the following:

•	amounts billed prior to acceptance of product or service;

•	new version coverage and/or maintenance and support elements prior to the time service is delivered; and

•	license arrangements amortized over a specified future period due to the provision of unspecified future products.

Amounts in accounts receivable that have corresponding balances included in deferred revenue aggregated to approximately $7.6 million as of both December 31, 2011 and June 30, 2011.

(d) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows as of the dates noted (in thousands):

	December 31, 2011	June 30, 2011
Net unrealized gains (losses) on marketable securities:
Unrealized gain (loss) on marketable securities not other-than-temporarily impaired	$(8)	$18
Unrealized loss on marketable securities other-than-temporarily impaired	(1,009)	(855)

Net unrealized loss on marketable securities	(1,017)	(837)
Interest on marketable securities	22	16
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(1,766)	$(1,592)

Comprehensive loss is comprised of net income (loss) and changes in unrealized loss on marketable securities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net loss	$(10,391)	$(4,535)	$(7,749)	$(4,464)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	46	49	(180)	134

Total comprehensive loss	$(10,345)	$(4,486)	$(7,929)	$(4,330)

(6) Financial Instruments

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of any two of the following: Moody’s of A-2 or higher, or by Standard & Poor’s of A1 or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	December 31, 2011 Total	December 31, 2011 Total
U.S. Government Agencies	$1,384	$3,798	$—	$5,182	$5,197
Certificates of Deposit	240	2,220	—	2,460	2,459
Commercial Paper	3,197	698	—	3,895	3,896
Corporate Bonds	11,584	8,792	—	20,376	20,353
Auction Rate Securities	—	—	5,237	5,237	4,228

	$16,405	$15,508	$5,237	$37,150	$36,133

	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,182	$15	$—	$5,197
Certificates of Deposit	2,460	—	(1)	2,459
Commercial Paper	3,895	1	—	3,896
Corporate Bonds	20,376	10	(33)	20,353
Auction Rate Securities	5,237	—	(1,009)	4,228

	$37,150	$26	$(1,043)	$36,133

	June 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,911	$18	$(2)	$5,927
Commercial Paper	10,691	—	—	10,691
Certificates of Deposit	480	—	—	480
Corporate Bonds	28,095	14	(12)	28,097
Auction Rate Securities	5,237	—	(855)	4,382

	$50,414	$32	$(869)	$49,577

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

During both the three and six months ended December 31, 2011 and 2010 there were no OTTI charges in earnings.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of Deposit	$1,499	$(1)	$—	$—	$1,499	$(1)
Corporate Bonds	16,065	(33)	—	—	16,065	(33)
Auction Rate Securities	—	—	4,228	(1,009)	4,228	(1,009)

	$17,564	$(34)	$4,228	$(1,009)	$21,792	$(1,043)

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,300	$(2)	$—	$—	$2,300	$(2)
Corporate Bonds	14,096	(12)	—	—	14,096	(12)
Auction Rate Securities	—	—	4,382	(855)	4,382	(855)

	$16,396	$(14)	$4,382	$(855)	$20,778	$(869)

As of December 31, 2011, the Company had 32 investments in an unrealized loss position. As of June 30, 2011, the Company had 27 investments in an unrealized loss position.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$22,392	$—	$—	$22,392
U.S. Government Agencies	500	—	—	500
Short-term investments:
Certificates of Deposit	2,459	—	—	2,459
Commercial Paper	3,896	—	—	3,896
Corporate Bonds	18,476	—	—	18,476
U.S. Government Agencies	3,692	—	—	3,692
Long-term investments:
Corporate Bonds	1,877	—	—	1,877
U.S. Government Agencies	1,005	—	—	1,005
Auction Rate Securities	—	—	4,228	4,228

Total Assets	$54,297	$—	$4,228	$58,525

Liabilities
Foreign currency derivatives	$(122)	$—	$—	$(122)

Total Liabilities	$(122)	$—	$—	$(122)

	Fair value of securities as of June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$39,216	$—	$—	$39,216
Short-term investments:
Certificates of Deposit	240	—	—	240
U.S. Government Agencies	2,414	—	—	2,414
Corporate Bonds	20,602	—	—	20,602
Commercial Paper	10,691	—	—	10,691
Long-term investments:
U.S. Government Agencies	3,513	—	—	3,513
Corporate Bonds	7,495	—	—	7,495
Certificates of Deposit	240	—	—	240
Auction Rate Securities	—	—	4,382	4,382

Total Assets	$84,411	$—	$4,382	$88,793

Liabilities
Foreign currency derivatives	$115	$—	$—	$115

Total Liabilities	$115	$—	$—	$115

Auction Rate Securities (“ARS”)

As of December 31, 2011, $4.2 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these ARS based on probabilities of potential scenarios: (1) successful auction/early redemption; (2) failing auctions until maturity; or (3) default and the estimated cash flows for each scenario. Other factors were considered, such as the value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

These ARS were issued by two different entities and are held by two investment firms on the Company’s behalf. One of these securities is “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. As of December 31, 2011, these instruments were rated BBB by Standard and Poor’s and Aaa by Moody’s and all of the $5.7 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The Company’s ARS were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2011. The fair value was $4.2 million as of December 31, 2011 and $4.4 million as of June 30, 2011.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2011 (in thousands):

Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2011	$4,382
Sale of ARS	—
Change in unrealized losses included in other comprehensive income	(154)
Other-than-temporary impairment	—

Balance at December 31, 2011	$4,228

(7) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The Company entered into a Waiver and Amendment on April 26, 2011 to modify the EBITDA covenant minimum levels. The Company entered into an Amendment on September 6, 2011 to modify several definitions including the Borrowing Base. On January 23, 2012, the Company entered into an Amendment to extend the maturity of the secured revolving credit facility to February 28, 2012, reduce the amount of the line of credit facility from $40.0 million to $25.0 million, and lower the Borrowing Base from a starting point of $20.0 million to $15.0 million plus eligible accounts receivable. The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of December 31, 2011, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender.

As of December 31, 2011, the Company had letters of credit outstanding against the revolving credit facility totaling $18.0 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of December 31, 2011, the Borrowing Base was $22.6 million and the total available for the Company to borrow on the revolving credit facility was $4.6 million, which is the difference between the Borrowing Base calculation of $22.6 million and the amount of outstanding letters of credit amount of $18.0 million.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of December 31, 2011, the Company was in compliance with all debt covenants.

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

On April 2, 2009, the parties in all the lawsuits submitted a settlement for the Court’s approval. Under the settlement, the Openwave Defendants would not be required to make any cash payment. On October 6, 2009, the Court approved the settlement, under which the Openwave Defendants are not required to contribute any cash. Subsequently, the Court entered a judgment on the settlement. Several notices of appeal were filed by putative class members, challenging the settlement and the judgment. Subsequently, the Court determined that none of the objectors had standing to appeal. One of the putative objectors has filed a notice of appeal of the determination as to him, which appeal has since been dismissed by the Court. As a result of this dismissal, the Company believes the litigation to be concluded. The Company believes a loss is not probable or reasonably estimable. Therefore, no amount has been accrued as of December 31, 2011.

Simmonds v. Credit Suisse Group, et al

On October 3, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (“Western District Court”) against Credit Suisse Group, Bank of America Corporation, and JPMorgan Chase & Co., the lead underwriters of the Company’s initial public offering in June 1999, alleging violations of Section 16(b) of the Exchange Act, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 25, 2008 (the “Amended Complaint”), naming as defendants Credit Suisse Securities (USA), Robertson Stephens, Inc., J.P. Morgan Securities, Inc., and again naming Bank of America Corporation. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint.

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

Following an appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”), on December 2, 2010, the Ninth Circuit affirmed the Western District Court’s decision to dismiss the moving issuers’ cases on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Western District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Western District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

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

On June 27, 2011, the United States Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ position relating to the statute of limitations issue. The Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters’ Petition. Underwriters’ brief on the merits was submitted on August 18, 2011, and Simmonds’ brief was submitted on September 26, 2011. Oral argument in that case was held on November 29, 2011.

No amount has been accrued as of December 31, 2011, as a loss is not considered probable or reasonably estimable. The Company has not been informed of any ruling or update as of February 7, 2012.

In the Matter of Certain Devices of Mobile Communication

On August 31, 2011, the Company filed a complaint with the International Trade Commission (“ITC”) in Washington, DC, with Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities (“RIM”) from importing into the United States their products, including smart devices and tablet computers, that infringe certain of the Company’s patents. The complaint alleges that Apple and RIM infringe upon five of the Company’s patents that cover technology that give consumers access to the Internet from their mobile devices.

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

Indemnification claims

The Company’s software license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. As of December 31, 2011, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of fiscal 2012, and various other restructurings in fiscal 2002 through 2011.

The Company implemented a restructuring plan in fiscal 2012 (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the three months ended September 30, 2011, the Company incurred approximately $4.9 million in pre-tax restructuring and related charges associated with the FY2012 Restructuring’s employee termination benefits. Of these charges, the Company paid approximately $4.0 million in the first six months of fiscal 2012. The Company expects to pay the current accrued charges for employee termination benefits during the third quarter of fiscal 2012. During the second quarter of fiscal 2012, the Company incurred $1.4 million in facility charges associated with restructuring reduction of space used for the Company’s headquarters under this plan. Of the remaining $1.2 million facilities related accrual, the Company expects to pay $0.4 million through June 30, 2012 and $0.8 million from July 2012 through June 2013.

The following table sets forth the restructuring liability activity from June 30, 2011 through December 31, 2011 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 09 Restructuring Plan	FY 10 Restructuring Plan	FY 12 Restructuring Plan	FY 11 Restructuring Plan	FY 12 Restructuring Plan	Total Accrual
	Facility	Facility	Facility	Facility	Severance	Severance
Accrual balances as of June 30, 2011	$22,927	$2,283	$748	$—	$217	$—	$26,175
New charges(1)	(6)	(126)	—	—	(12)	4,905	4,761
Accretion expense	194	15	3	—	—	—	212
Cash paid, net of sublease income	(3,503)	(232)	(138)	—	(205)	(2,123)	(6,201)

Balance as of September 30, 2011	$19,612	$1,940	$613	$—	$—	$2,782	$24,947

New charges(2)	39	—	—	1,411	—	27	1,477
Accretion expense	171	13	3	—	—	—	187
Cash paid, net of sublease income	(2,256)	(232)	(134)	(207)	—	(1,837)	(4,666)

Balance as of December 31, 2011	$17,566	$1,721	$482	$1,204	$—	$972	$21,945

(1)	Total charges do not include approximately $0.1 million in non-cash stock-based compensation expense as represented on the Company’s condensed consolidated statement of operations under restructuring and other costs for the first quarter of fiscal 2012.

(2)	Total charges do not include approximately $27,000 in non-cash stock-based compensation expense as represented on the Company’s condensed consolidated statement of operations under restructuring and other costs for the first quarter of fiscal 2012.

As of December 31, 2011, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $11.0 million of future sublease income from third parties. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at December 31, 2011 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2012 (remaining)	$11,103	$(3,485)	$7,618
2013	19,263	(6,249)	13,014
2014	1,627	(1,019)	608
2015	508	(232)	276

	$32,501	$(10,985)	$21,516

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $0.5 million, which will be recorded as restructuring expense over the life of the respective leases.

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

The Company has also recorded a valuation allowance of $2.5 million during the second quarter of fiscal 2012 for most of its foreign deferred tax assets as a result of the Company’s announcement that it is pursuing strategic alternatives for the mediation and messaging product operations, which created uncertainty regarding the ability of certain foreign subsidiaries to generate future taxable income. As of December 31, 2011, the Company has net foreign deferred tax assets recorded of approximately $0.1 million, which consists of realizable deferred tax assets in selected countries based upon the Company’s conclusion that it is more likely than not that these foreign subsidiaries will earn future taxable profit through transfer pricing.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2011	$1,027
Additions based on tax positions related to the current year	48
Lapse of statute of limitations	(369)
Foreign currency fluctuations	(23)

Balance as of December 31, 2011	$683

The total amount of gross unrecognized tax benefits was $0.7 million as of December 31, 2011, all of which would affect the effective tax rate if realized.

Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company’s U.S. federal tax returns for fiscal 2009 and 2010 are currently under examination by the Internal Revenue Service. Although the outcome of the examination is uncertain, we do not expect the results to have a material impact on the financial statements. Because of net operating loss carry forwards, substantially all of the Company’s tax years, from fiscal 1995 through fiscal 2010, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

(11) Subsequent Events

Sale of location operations

On February 1, 2012 the Company sold its operations related to its location product line to Persistent Telecom Solutions, Inc. (the “Purchaser”). The terms of the agreement include initial consideration of $5.4 million in cash received by the Company on February 2, 2012. Additionally, $0.6 million was placed in escrow by the Purchaser for a period of one year to secure indemnification claims made by the Purchaser, if any. The Company will provide transition services to the Purchaser through March 31, 2012.

Adoption of shareholder rights plan

On January 28, 2012, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, dated January 28, 2012, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Agreement”). The Agreement is designed to preserve the Company’s substantial tax assets associated with net operating loss carry forwards (“NOLs”) and built in losses under Section 382 of the Internal Revenue Code. The Company’s ability to use its NOLs and built in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 of the Internal Revenue Code to own) 5% or more of the Company’s stock increase their collective ownership of the aggregate amount of outstanding shares of the Company by more than 50 percentage points over a rolling three-year period. The Rights are not exercisable until the Distribution Date and will expire at the earlier of (i) January 29, 2015, (ii) the repeal of Section 382 of the Internal Revenue Code if the Independent Directors determine that this Agreement is no longer necessary for the preservation of Tax Benefits (as defined in the Agreement) or (iii) the beginning of the taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, unless previously redeemed or exchanged by the Company.

Pursuant to the terms of the Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.001 per share of the Company (the “Common Stock”) to stockholders of record as of the close of business on January 29, 2012 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as hereinafter defined). Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $15.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Agreement. For additional information, please refer to the Company’s Registration Statement on Form 8-A and the Company’s Current Report on Form 8-K both filed with the Securities and Exchange Commission on January 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of management and are subject to risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by these statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Forward-looking statements include, among other things, statements regarding our ability to effectively pursue strategic alternatives for our products business, our ability to attract and retain customers, our ability to obtain and expand market acceptance for our products and services, our expectations concerning our future financial performance and potential or expected competition and growth in our markets and markets in which we expect to compete, our business strategy, projected plans and objectives, anticipated cost savings from restructurings, our ability to realize anticipated benefits of our acquisitions on a timely basis, our estimates with respect to future operating results, including, without limitation, earnings, cash flow and revenue and any statements of assumptions underlying the foregoing. These forward-looking statements are only predictions. Risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements include the limited number of potential customers, the highly competitive market for our products and services, technological changes and developments, potential delays in software development and technical difficulties that may be encountered in the development or use of our software, patent litigation, our ability to retain management and key personnel, and the other risks discussed under the subheading “Risk Factors” in Item 1A, Part II of this Quarterly Report on Form 10-Q, as well as elsewhere in this report. The occurrence of the events described in “Risk Factors” could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in this section and in “Risk Factors” below and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission.

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

Overview of Our Business and Products

Openwave is a global software innovator delivering context-aware mediation and messaging solutions that enable communication service providers and the broader ecosystem to create and deliver smarter services. Since its inception in 1994, Openwave and its predecessor companies have invested in and patented certain intellectual property for the mobile internet industry, some of which we believe are foundational in allowing mobile devices to connect to the Internet.

On January 12, 2012, Openwave announced its pursuit of strategic alternatives for the mediation and messaging product operations. This may relate in a sale of these product operations, or a portion of them, to more than one third party. On February 1, 2012, we announced we entered into an agreement to sell our location product operations for a purchase price of $6.0 million – see Note 11 Subsequent Events to the consolidated financial statements. As of February 7, 2012, we have not entered into any agreements to sell other product operations, and there can be no guarantee that we will. The pursuit of strategic alternatives is designed to allow the company to focus on monetizing the value of its intellectual property. For example, on August 31, 2011, Openwave announced it filed complaints against Apple Inc. and Research In Motion Limited in order to protect its intellectual property on how mobile devices connect to the Internet. This litigation is ongoing. During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, during the first quarter of fiscal 2011 we licensed a number of patents to a competitor which generated $4.0 million in patent revenue for the period. As we execute our licensing plans, we anticipate the related revenue in future periods to be unpredictable and volatile. Additionally, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material in any given period, and are unpredictable and volatile. Effectively policing and enforcing our intellectual property is time consuming and costly. In addition, there can be no assurance that any ongoing or future litigation will be successful.

While we see demand for mobile data fueling the growth of the mobile web, the increase in demand may not result in an immediate or direct impact on our financial results, as we are dependent upon how and when the mobile carriers respond to these trends and how, whether and when they invest in the required infrastructure. Additionally, the sales cycle generally lasts several quarters, and often can be more than one year.

The cautious spending environment by communication service providers has contributed to reducing our revenues over recent years, and we have also experienced lower-than-expected sales of our new products, which in some cases is a result of slow market adoption, and competition from competitors. In some cases, our customers choose to address capacity issues by purchasing additional hardware rather than improving their network’s efficiency with the purchase of additional software. In addition, as the generation of technology platforms (i.e, 2G and 3G) begin to be replaced more quickly, we notice operators are exercising caution in spending on capital additions due to the shorter period of benefit. While we intend to expand our customer base in new regions, increase our sales through channel partners, and monetize our portfolio of intellectual property, our success or failure in these endeavors could have a material effect on our financial condition.

The key performance measures that we use in assessing our business include bookings, backlog, gross margins, operating cash flows and disciplined management of operating expenses. Our goal is to maintain, over time, a book-to-bill ratio of 1:1 or better. This in turn builds backlog and, therefore, predictability of future revenues.

Bookings comprise the aggregate value of all new contractual arrangements executed during a period. We define backlog as the aggregate value of all existing contractual arrangements less revenue recognized to date under these contractual arrangements. For the second quarter of fiscal 2012, bookings were approximately $20.4 million, down $19.8 million, or 49.3%, from approximately $40.2 million for the second quarter of fiscal 2011. Backlog was approximately $117.9 million as of December 31, 2011, down from $174.0 million as of December 31, 2010. Many of our bookings include the ability for customers to cancel services or maintenance. Cancellations of bookings from prior quarters, if any, are treated as a reduction in backlog. For example, during the second fiscal quarter of 2011, our largest booking was the renewal of maintenance for several products for three years, totaling $25.4 million. After the first year, the customer may terminate the renewal for convenience. While we do not expect any material terminations from this booking, it is possible for the customer to do so without penalty. In January 2012, a customer cancelled their managed services contract, effective April 2012, which resulted in a backlog reduction of $6.2 million. Support or hosting agreements that cover multiple years can contribute to the variability in the quarterly amount of bookings achieved, as well as the timing of revenue, billings and collections from those bookings. Generally, revenue resulting from license and services bookings are recognized and collected over approximately two years based upon the dollar-weighted average project time. Support bookings typically cover one to three years. Bookings related to royalty or usage and patent licensing arrangements are recognized concurrently with the related revenue and therefore do not impact backlog.

Bookings that span multiple years are generally recognized, billed and collected over the same period.

The table below presents our gross margin on a GAAP basis and provides a reconciliation to the key metric monitored by management, as this metric excludes items which management does not consider in evaluating our on-going business. Because amortization of intangibles and stock-based compensation are non-cash items, management excludes them from the metric in order to compare Openwave with other companies, as many other companies also exclude these items. Further, investors often use measures such as these to evaluate the financial performance of a company.

	Three Months Ended December 31,
	2011		2010
	(dollars in thousands)
Gross Margin	$17,544	48.9%	$23,855	59.8%
Amortization of intangibles included in Cost of revenues	144	0.4%	409	1.0%
Stock based compensation included in Cost of revenues	90	0.3%	86	0.2%

Management Metric	$17,778	49.6%	$24,350	61.0%

For the remainder of fiscal 2012, in response to lower-than-expected bookings in recent fiscal quarters and our forecast for fiscal 2012, we expect that our gross margins will be between approximately 52% and 56%. However, our gross margin will continue to fluctuate from quarter to quarter, depending on the mix of software, services and hardware delivered during the quarter, which is subject to our customers’ schedules and demands. Additionally, patent revenues, if any, would cause our gross margin to be higher since these revenues do not have an associated cost of revenue. The timing of these revenues is unpredictable and is not guaranteed. During the three months ended December 31, 2011, our overall gross margin excluding the impact of amortization of intangibles and stock based compensation was 49.6%, compared to 61.0% in the three months ended December 31, 2010. For a breakout of revenue by type, see the tables below under “Summary of Operating Results”. The decrease in gross margin related to services caused an overall decline in gross margin. This was due to a large project with a customer that yields a very low margin due to customization work that was not funded by the customer. Our goal is to increase the services revenue gross margin through better project management, which in turn would improve our overall gross margin.

Overview of Financial Results During the Three and Six Months Ended December 31, 2011

The following table represents a summary of our operating results from continuing operations for the three and six months ended December 31, 2011, compared with the three and six months ended December 31, 2010 (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent Change	December 31,		Percent Change
	2011	2010		2011	2010
	(unaudited)			(unaudited)
Revenues	$35,868	$39,911	-10%	$88,264	$81,439	8%
Cost of revenues	18,324	16,056	14%	36,738	29,534	24%

Gross profit	17,544	23,855	-26%	51,526	51,905	-1%

Operating expenses	24,804	28,109	-12%	55,747	57,680	-3%

Operating income (loss)	(7,260)	(4,254)	71%	(4,221)	(5,775)	-27%

Interest and other expense, net	(309)	210	-247%	(248)	247	-200%
Income tax expense	2,822	491	475%	3,280	1,172	180%

Net income (loss) from continuing operations	$(10,391)	$(4,535)	129%	$(7,749)	$(6,700)	16%

Revenues decreased during the three months ended December 31, 2011 and increased during the six months ended December 31, 2011, compared to the corresponding periods of the prior year. See discussion of Revenues below under the “Summary of Operating Results.”

Overall, operating expenses decreased during both the three and six months ended December 31, 2011, compared with the corresponding periods of the prior year. These decreases are primarily due to decreases in sales and marketing costs, as discussed in further detail under “Summary of Operating Results” below.

Operating Environment during the Three and Six Months Ended December 31, 2011

Although mobile data services revenues are growing, the average revenue per user, commonly referred to as ARPU, has remained flat over the last several years for many of our mobile operator customers. Many operators moved to flat rate mobile data revenue plans which have successfully driven mobile data usage. This increased demand is fueling the growth of mobile web traffic, with application stores, social networking and video leading the way. The continuous introduction of new devices (Android-based smartphones, iPhones, tablets and other connected devices) encourages users to consume more data, driving ever-increasing levels of traffic to mobile networks.

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

Recent Board of Director Changes

On October 31, 2011, we announced the appointment of Henry R. Nothhaft to the board of directors.

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

Summary of Operating Results

Three and Six Months Ended December 31, 2011 and 2010

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

The majority of our revenues have been from a limited number of customers and our sales are concentrated in a single industry segment. During the periods noted below we had three significant customers, as shown in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Customer:
Sprint Nextel	18%	27%	21%	24%
Bouygues Telecom	12%	1%	5%	1%
Microsoft	—	—	17%	—

We derived a significant portion of our revenues from sales to U.S. based customers during the three and six months ended December 31, 2011 and 2010, which primarily consisted of sales to Sprint Nextel in both periods. Additionally, we recognized a $15.0 million patent license to Microsoft during the three months ended September 30, 2011. Although we intend to broaden our markets, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent Change	December 31,		Percent Change
	2011	2010		2011	2010
Revenues:
License	$9,578	$10,072	-5%	$19,492	$22,404	-13%
Maintenance and support	10,201	13,913	-27%	20,872	27,906	-25%
Services	16,084	15,925	1%	32,874	27,128	21%
Patents	5	1	400%	15,026	4,001	276%

Total Revenues	$35,868	$39,911	-10%	$88,264	$81,439	8%

Percent of revenues:
License	27%	25%		22%	28%
Maintenance and support	28%	35%		24%	34%
Services	45%	40%		37%	33%
Patents	—	—		17%	5%

Total Revenues	100%	100%		100%	100%

License Revenues

License revenues decreased by 5% and 13% during the three and six months ended December 31, 2011, as compared with the corresponding periods of the prior year. The decreases in license revenue during these periods were driven by the lower level of license bookings beginning in the fourth quarter of fiscal 2011.

Maintenance and Support Revenues

Maintenance and support revenues decreased by 27% and 25% during the three and six months ended December 31, 2011, respectively, as compared with the corresponding periods of the prior year. These decreases were primarily a result of reductions in renewed support services as some customers have reduced their budgets for their services.

Services Revenues

Services revenue increased by 1% for the three months ended December 31, 2011, as compared with the corresponding period of the prior year. This slight increase in revenues can primarily be attributed to one project generating $3.5 million in services revenues upon the establishment of vendor specific objective evidence (“VSOE”) in connection with the renewal of maintenance. Upon establishment of VSOE, services revenues, and the associated costs, previously provided and deferred for recognition over the maintenance period were recognized during the quarter. Offsetting this increase were declines related to the completion of various projects since the prior year’s period.

Services revenue increased by 21% for the six months ended December 31, 2011, as compared with the corresponding period of the prior year. This increase was primarily due to a $4.7 million hardware order delivered in the first quarter of fiscal 2012 as well as the $3.5 million in services revenue in the second quarter of fiscal 2012 discussed immediately above. Additionally, the first fiscal quarter of 2011 experienced unusually low services revenue, $11.2 million, due to the completion of several large projects in that quarter.

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

Cost of Revenues

The following table presents cost of revenues in dollars, as well as gross margin, by revenue type (dollars in thousands):

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2011	2010		2011	2010
Cost of revenues:
License	$389	$481	-19%	$1,284	$920	40%
Maintenance and support	3,132	3,981	-21%	6,854	8,133	-16%
Services	14,803	11,594	28%	28,600	20,481	40%

Total Cost of Revenues	$18,324	$16,056	14%	$36,738	$29,534	24%

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010		2011	2010
Gross margin per related revenue category:
License	96%	95%		93%	96%
Maintenance and support	69%	71%		67%	71%
Services	8%	27%		13%	25%
Patents	100%	100%		100%	100%

Total Gross Margin	49%	60%		58%	64%

Cost of License Revenues

Cost of license revenues consists primarily of third-party license fees and amortization of developed technology and technology-related intangible assets related to our acquisitions.

Costs of license revenues decreased by 19% during the three months ended December 31, 2011, as compared with the corresponding period of the prior year. $0.3 million of this decrease in cost of license revenues results from intangible assets relating to technology becoming fully amortized during the quarter ended December 31, 2011. This decrease was offset by a change in the mix of licenses sold, with more license revenue relating to products with third-party components during the three months ended December 31, 2011.

Costs of license revenues increased by 40% during the six months ended December 31, 2011, as compared with the corresponding period of the prior year. The increase in cost of license revenues primarily results from additional royalties generated by revenues from a product in the first quarter of fiscal 2012 which has a higher third-party component than most of our other products, offset by a $.03 million decrease in amortization expense as discussed directly above

Cost of Maintenance and Support Revenues

Cost of maintenance and support revenues consists of compensation and related overhead costs for personnel engaged in support services to communication service providers.

Cost of maintenance and support decreased by 21% and 16% during the three and six months ended December 31, 2011, respectively, as compared with the corresponding periods of the prior year. These decreases are primarily attributed to reduced labor costs in fiscal 2012, as headcount declined by approximately 25% from the prior year’s period. The decline in the gross margin related to maintenance and support is attributed to lower contracted revenues.

Cost of Services Revenues

Cost of services revenues consist of compensation and independent consultant costs for personnel engaged in performing professional services, hardware purchased for resale, and related overhead.

Cost of services increased by 28% during the three months ended December 31, 2011, as compared with the corresponding period of the prior year. This increase is a result of the recognition of previously deferred costs associated with a large project discussed above under Services Revenues. The gross margin for services was negatively impacted by this project with a low profit margin as well as increases in estimated project completion times for other projects during the fiscal quarter.

Cost of services increased by 40% during the six months ended December 31, 2011, as compared with the corresponding period of the prior year. This increase is a result of the 21% increase in services revenue during the same period. This increase relates to third-party hardware installed at Sprint Nextel during the three months ended September 30, 2011, as well as the recognition of previously deferred costs associated with a large project discussed above under Services Revenues during the three months ended December 31, 2011. The gross margin was impacted negatively by the factors mentioned above during the three months ended December 31, 2011, as well as the low margin on the Sprint Nextel hardware recognized during the three months ended September 30, 2011.

Cost of Patents Revenues

Openwave has invested in and patented intellectual property for the mobile internet industry. The cost of creating the intellectual property has been reflected in research and development costs over the years as incurred, with the primary purpose of developing intellectual property for sale in the form of enterprise software. Other costs associated with patents are reflected separately in Patent initiative expenses within operating expenses. As such, the gross margin on patents is 100%.

Operating Expenses

The following table represents operating expenses for the three and six months ended December 31, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended December 31,		Percent Change`	Six Months Ended December 31,		Percent Change
	2011	2010		2011	2010
Operating expenses:
Research and development	$7,772	$10,439	-26%	$17,120	$21,869	-22%
Sales and marketing	7,026	11,357	-38%	15,763	22,178	-29%
General and administrative	5,060	4,833	5%	11,122	11,342	-2%
Patent initiative expenses	3,272	624	424%	4,996	727	588%
Restructuring and other related costs	1,674	856	96%	6,746	1,564	331%

Total Operating Expenses	$24,804	$28,109	-12%	$55,747	$57,680	-3%

Percent of Revenues:
Research and development	22%	26%		19%	27%
Sales and marketing	20%	28%		18%	27%
General and administrative	14%	12%		13%	14%

Research and Development Expenses

Research and development expenses consist principally of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

During the three months ended December 31, 2011, research and development costs decreased 26% as compared with the corresponding period in the prior year. This decrease is primarily attributable to a decrease in labor costs and travel expenses of approximately $1.2 million related to a reduction in average headcount of approximately 14% as a result of the restructuring initiated in the first quarter of fiscal 2012, as well as lower contingent worker expense of $1.4 million.

During the six months ended December 31, 2011, research and development costs decreased 22% as compared with the corresponding period in the prior year. This decrease is primarily attributable to decreases in labor costs and travel expenses of approximately $2.2 million and $0.7 million in facilities and information technology expenses, related to a reduction in average headcount of approximately 14% as a result of the restructuring initiated in the first quarter of fiscal 2012, as well as lower contingent worker expense of $1.7 million.

Sales and Marketing Expenses

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses, and related facility costs for our sales and marketing personnel. Sales and marketing expenses also include the costs of trade shows, public relations, promotional materials and other market development programs.

During the three months ended December 31, 2011, sales and marketing costs decreased by 38% as compared with the corresponding period of the prior year. This decrease is primarily due to declines in labor related costs and commissions of $2.4 million and $0.3 million in facilities and information technology expenses, primarily due to a reduction in average headcount of approximately 36% as a result of the restructuring initiated in the first quarter of fiscal 2012. Additionally, there was a decline in expenses for marketing and recruiting costs of $0.5 million, in travel expenses of $0.8 million and a decline in contingent worker expense of $0.2 million from the prior year’s period.

During the six months ended December 31, 2011, sales and marketing costs decreased by 29% as compared with the corresponding period of the prior year. This decrease is primarily due to declines in labor related costs and commissions of $2.8 million and $0.5 million in facilities and information technology expenses, primarily due to a reduction in average headcount of approximately 36% as a result of the restructuring initiated in the first quarter of fiscal 2012. Additionally, there was a decline in expenses for marketing and recruiting costs of $0.5 million, in travel expenses of $1.3 million, in employee recruiting fees of $0.8 million and a decline in contingent worker expense of $0.3 million from the prior year’s period.

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

During the three months ended December 31, 2011, general and administrative costs increased 5% compared with the corresponding period in the prior year. This increase is primarily due to an increase of $0.3 million in bad debt costs.

During the six months ended December 31, 2011, general and administrative costs decreased 2% compared with the corresponding period in the prior year. This decrease is primarily due to an overall decline in labor and facilities costs, as Openwave experienced a decline in average headcount of 41% from the prior year’s period and closed several smaller offices as a result of the restructuring initiated in the first quarter of fiscal 2012.

Patent initiative expenses

Patent initiative expenses include legal and consulting costs related to defending or asserting our patents, as well as labor costs for employees engaged in these activities on a full-time basis.

During the three months ended December 31, 2011, patent initiative expenses increased by 424% compared with the corresponding period in the prior year. This increase is primarily due to a $2.6 million increase in legal expenses associated with patent litigation, which includes legal fees supporting the ITC case filed and announced in August 2011.

During the six months ended December 31, 2011, patent initiative expenses increased 588% compared with the corresponding period in the prior year. This increase is primarily due to a $4.3 million increase in legal expenses associated with patent litigation, which includes legal fees supporting the ITC case filed and announced in August 2011 as well as the settlement related to patents associated with a discontinued operation also announced in August 2011.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended December 31, 2011, increased over the same period in the prior year, primarily as a result of the fact that we incurred $1.4 million in facility charges due to the reduction of space used for our corporate headquarters under the restructuring plan announced in the first quarter of fiscal 2012. Additionally, there was a decline of $0.1 million in facilities related accretion charges, as well as a decline of $0.5 million in charges related to prior facility restructurings.

Restructuring and other related costs for the six months ended December 31, 2011, increased over the same period in the prior year, primarily as a result of the fact that we implemented a restructuring plan in the first quarter of fiscal 2012. This implementation resulted in new charges of approximately $5.0 million related to labor costs and $1.4 million in facility charges, compared with charges of approximately $1.0 million in the prior year’s period related to a revision to the estimated sublease terms associated with facilities exited in prior periods. Additionally, there was a decline of $0.2 million in facilities related accretion charges. We expect the activities related to the fiscal 2012 restructuring plan and other planned efficiencies to result in approximately $12.3 million in annual costs savings.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Amortization of Intangible Assets and Goodwill Impairment

The following table presents the amortization of intangible assets (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Developed and core technology	$144	$403	$553	$812
Customer contracts - support	—	6	—	17

Total amortization of intangible assets	144	409	553	829

Developed and core technology became fully amortized in the second quarter of fiscal 2012.

Acquired customer support contracts became fully amortized in the second quarter of fiscal 2011.

Amortization of developed and core technology and customer contracts for licenses is included in cost of license revenue in our condensed consolidated statements of operations. These assets were amortized over an average useful life of four years.

Amortization of acquired customer support contracts is included in Cost of revenues—Maintenance and support. These assets were amortized over an approximate useful life of three years.

Interest Income

Interest income was approximately $76,000 for the three months ended December 31, 2011 and $0.1 million for the three months ended December 31, 2010. The slight decrease in interest income is primarily attributed to lower interest rates.

Interest income was approximately $0.2 million for the six months ended December 31, 2011, as compared with $0.3 million for the corresponding period of the prior year. The decrease in interest income is primarily attributed to lower investment balances.

Interest Expense

Interest expense was approximately $0.1 million for the three months ended December 31, 2011, relatively unchanged from the corresponding period of the prior year.

Interest expense was approximately $0.1 million for the six months ended December 31, 2011, compared with $0.2 million in the corresponding period of the prior year. The majority of our interest expense relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Income Taxes

Income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax. Both foreign withholding tax and foreign corporate tax fluctuate quarterly based on the product and geographic mix of our revenue, with a resulting fluctuation in our quarterly effective tax rate.

The increase in income tax expense for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, from $0.5 million to $2.8 million, is primarily the result of recording a $2.5 million valuation allowance for most of our foreign deferred tax assets during the three months ended December 31, 2011, as a result of our announcement that we are pursuing strategic alternatives for the mediation and messaging product operations.

The increase in income tax expense for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, from $1.2 million to $3.3 million, is primarily the result of recording a valuation allowance for most of our foreign deferred tax assets during the six months ended December 31, 2011, as discussed above.

In light of our history of operating losses we continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets. We intend to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. We also maintain a valuation allowance for most of our foreign deferred tax assets due to uncertainty regarding the ability of certain foreign subsidiaries to generate future taxable income. As of December 31, 2011, we have foreign deferred tax assets recorded of $0.1 million in selected countries based upon our conclusion that it is more likely than not that the foreign subsidiaries in the respective countries will earn future taxable profits enabling the realization of their respective deferred tax assets.

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

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of December 31, 2011 and June 30, 2011, and for the six months ended December 31, 2011 and 2010 (dollars in thousands):

	December 31,	June 30,	Percent
	2011	2011	Change
Working capital	$34,535	$37,742	-8%

Cash and cash investments:
Cash and cash equivalents	$34,052	$47,266	-28%
Short-term investments	28,523	33,947	-16%
Long-term investments	7,110	15,630	-55%

Total cash and cash investments	$69,685	$96,843	-28%

	Six Months Ended
	December 31,
	2011	2010
Cash used for operating activities	$(14,178)	$(5,886)
Cash provided by (used for) investing activities	$670	$(330)
Cash provided by financing activities	$294	$822

We have obtained a majority of our cash and investments through public offerings of common stock, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of proceeds in fiscal 2008, $11.7 million in fiscal 2009, $4.5 million in fiscal 2010 and $2.2 million in fiscal 2011. We also entered into a $40.0 million revolving credit facility on January 23, 2009, which we have amended several times, including an amendment entered into on January 23, 2012 to reduce the revolving credit facility to $25.0 million, lower the Borrowing Base from a starting point of $20.0 million to $15.0 million plus eligible accounts receivable and extend the maturity date to February 28, 2012. Although the Company plans to extend the maturity beyond this date, there can be no guarantee of an extension. Failure to extend the line of credit could potentially result in letters of credit requiring collateral, which would be reflected as Restricted cash as opposed to Cash and equivalents once collateralized.

As of December 31, 2011 and June 30, 2011, we had letters of credit outstanding against the revolving credit facility totaling $18.0 million and $18.2 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $20.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of December 31, 2011, the Borrowing Base was $22.6 million and the total available for us to borrow on the revolving credit facility was $4.6 million, which is the difference between the Borrowing Base calculation of $22.6 million and the amount of outstanding letters of credit amount of $18.0 million. As of June 30, 2011, the Borrowing Base was $32.1 million and the total available for us to borrow on the revolving credit facility was $13.9 million, which is the difference between the Borrowing Base calculation of $32.1 million and the amount of outstanding letters of credit amount of $18.2 million. Our letters of credit expire between June 2012 and October 2012. We intend to renew them, but there is no guarantee of renewal. The revolving credit line is secured by a blanket lien on all of our assets and contains financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet specified minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take some material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a specified threshold, or engage in transactions with affiliates. As of December 31, 2011, we were in compliance with all debt covenants.

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

Working capital

Our working capital, defined as current assets less current liabilities, decreased by approximately $3.2 million, or 8%, from June 30, 2011 to December 31, 2011. The decrease in working capital balances can primarily be attributed to the use of $18.6 million of cash and cash equivalents and short term investments, primarily as a result of cash used for operations of $14.2 million, which was impacted by the $12.0 million payment related to the settlement of the Myriad litigation,.

Cash used for operating activities

Cash used for operating activities was $14.2 million during the six months ended December 31, 2011. This use of cash is primarily a result of the operating results for the period. We paid $10.9 million of restructuring liabilities during the six months ended December 31, 2011, which included $4.0 million in severance paid to employees impacted by the restructuring announced in August 2011. We expect another $1.0 million of severance to be paid relating to this restructuring plan during the remainder of fiscal 2012.

Cash used for operating activities was $5.9 million during the six months ended December 31, 2010. This use of cash is primarily a result of the $5.8 million operating loss from continuing operations.

Cash provided by (used for) investing activities

Net cash provided by investing activities during the six months ended December 31, 2011 was $0.7 million, which primarily was due to the $13.2 million of maturities from the sale of investments, net of purchases of investments, partially offset by the $0.5 million of property and equipment purchases and the payment of the $12.0 million related to the settlement of the Myriad litigation.

Net cash used for investing activities during the six months ended December 31, 2010 was $0.3 million, which primarily was due to the purchase of property and equipment of $2.6 million, partially offset by the $2.2 million payment received from the release of escrowed funds related to the sale of the Client operations.

Cash flows provided by financing activities

Net cash provided by financing activities during the six months ended December 31, 2011 was $0.3 million, resulting from the exercise of stock options during the period.

Net cash provided by financing activities during the six months ended December 31, 2010 was $0.8 million, resulting from the exercise of stock options during the period.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first six months of fiscal 2012. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased all but one of our restructured facilities which will generate contractual sublease income in aggregate of approximately $11.0 million, resulting in a net future obligation on these properties of approximately $21.5 million through our fiscal 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2011, relates primarily to payments made in the normal course of business.

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

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations totaled $(0.3) million for the six months ended December 31, 2011. As of December 31, 2011, we have the following forward contracts (notional amounts in thousands):

Currency	Notional Amount	Foreign Currency per USD	Date of Maturity
AUD	2,300	1.01	1/31/2012
CAD	4,300	0.98	1/31/2012
EUR	3,700	0.77	1/31/2012
JPY	270,000	78.17	1/31/2012

As of December 31, 2011, the nominal value multiplied by the USD exchange rate of these forward contracts was $14.9 million. Our mark-to-market net unrealized loss on these contracts as of December 31, 2011 was $0.1 million.

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

As of December 31, 2011, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $69.7 million compared to $96.8 million at June 30, 2011. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2011 (dollars in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	December 31, 2011 Total	December 31, 2011 Total
U.S. Government Agencies	$1,384	$3,798	$—	$5,182	$5,197
Certificates of Deposit	240	2,220	—	2,460	2,459
Commercial Paper	3,197	698	—	3,895	3,896
Corporate Bonds	11,584	8,792	—	20,376	20,353
Auction Rate Securities	—	—	5,237	5,237	4,228

	$16,405	$15,508	$5,237	$37,150	$36,133

Weighted-average interest rate		1.0%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

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

We have filed a complaint with the ITC in Washington, DC, with Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities from importing into the United States their products, including smart devices and tablet computers, that infringe Openwave patents cited in the complaint. The complaint alleges that Apple and RIM infringe upon five Openwave patents that cover technology that gives consumers access to the Internet from their mobile devices. We also filed a similar complaint against Apple and RIM in the federal district court of Delaware, asserting the same claims and seeking an injunction and damages. These law suits may be time consuming and costly, and result in the significant diversion of management’s attention. Further, as is typical in law suits like these, we expect that Apple and RIM will assert counterclaims challenging the validity of our patents as well as claiming that we are violating their patents. Although we believe that our position is well founded, intellectual property litigation is uncertain, and if we are not able to prevail on our claims, our ability to monetize our patents will be substantially undermined. Further, if Apple and RIM are able to prevail on counterclaims that they may assert, then our ability to conduct our business may be negatively affected.

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

Our pursuit of strategic alternatives for our products business may not result in anticipated benefits. Our pursuit of such strategic alternatives may disrupt our operations and adversely affect our operations and financial results.*

On January 12, 2012, we announced our decision to pursue strategic alternatives for our mediation and messaging products business in an effort to accelerate our return to profitability, strategically align our cost structure with expected revenues and reallocate resources into areas of our business that we believe have more growth potential. We may not be able to successfully complete and realize the expected benefits of our strategy. Our strategy may involve higher costs or a longer timetable, or it may fail to improve our results of operations and cash flows as we anticipate. Our inability to realize these benefits could negatively impact our results of operations. In addition to employee-related costs, our strategy may also subject us to litigation risks and expenses.

Our strategy may have other adverse consequences, such as employee attrition, the loss of employees with valuable knowledge or expertise, a negative impact on employee morale, the deferral or cancellation of purchasing decisions by our customers or a gain in competitive advantage by our competitors over us. Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, to develop and enhance our products and services, to service existing customers, to achieve our sales and marketing objectives and to perform our accounting, finance and administrative functions.

We may pursue other strategic alternatives for our business that may adversely impact our operations; and we may not realize all of the anticipated benefits of our prior or any future strategies.

We rely upon a small number of customers for a significant portion of our revenues, and the failure to retain and expand our relationships with these customers could adversely affect our business.

Our customer base consists of a limited number of large communications service providers, which makes us significantly dependent on their plans and the success of their products. Our success, in turn, depends in large part on our continued ability to introduce reliable and robust products that meet the demanding needs of these customers and their willingness to launch, maintain and market commercial services utilizing our products. Moreover, consolidation among these service providers further limits the existing and potential pool of customers for us. Revenue recognized from arrangements with Sprint-Nextel accounted for approximately 22% of our total revenues during the fiscal year ended June 30, 2011, and approximately 21% of our total revenues during the six months ended December 31, 2011. By virtue of their size and the significant portion of our revenue that we derive from this customer, this customer is able to exert significant influence in the negotiation of our commercial arrangements and the conduct of our business with them. If we are unable to retain and expand our business with key customers on favorable terms, our business and operating results will be adversely affected.

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

We have a history of losses and we may not be able to achieve or maintain consistent profitability.*

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $3.2 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to execute our intellectual property initiatives. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours.

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

More generally, while in the past we have primarily provided specific component sales, in the future we intend to provide more integrated and comprehensive software solutions for our customers. We also intend to develop and license new products and to enter into new product markets. We may not be able to develop and license new products in accordance with our expectations, or at all, our new products may not be adopted by communication service providers, or we may be unable to succeed in new product markets which, in any case, would have a material adverse effect on our business and operating results.

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

Historically, communications service providers have been relatively slow to implement new, complex services. In addition, communications service providers have encountered greater customer demands to support Internet-based services than they have in the past. We have limited or no control over the pace at which communications service providers implement these new Internet-based services. For instance, on December 21, 2010, the Federal Communications Commission (“FCC”), enacted new “net neutrality” rules based on three core principles: (i) transparency; (ii) no blocking; and (iii) no unreasonable discrimination. The “transparency” rule requires broadband Internet access providers to disclose applicable terms, performance, and network management practices to consumers and third party users. The “no blocking” rule restricts broadband Internet access providers from blocking lawful content, applications, services, or devices. The “no unreasonable discrimination” rule prohibits broadband Internet access providers from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules permit broadband service providers to exercise “reasonable network management” for legitimate network purposes, such as management of congestion, harmful traffic, and network security. The rules also permit usage-based billing, and permit broadband service providers to offer additional specialized services, such as facilities-based IP voice services, without being subject to restrictions on discrimination. Although the new rules encompass both wireline and wireless providers, the rules are less stringent with regard to wireless providers. The FCC’s new rules (if they withstand challenges), as well as any additional legislation or regulation, could impose new obligations and restraints on broadband Internet access providers and could limit their ability to manage their networks and services efficiently which could cause a decrease in data traffic, or could cause some of our domestic customers to reduce their perception of the value of some of our mediation offerings, either of which could lessen the demand for our products and services. The failure of communications service providers to introduce and support Internet-based services utilizing our products in a timely and effective manner could have a material adverse effect on our business and operating results.

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

International sales accounted for approximately 50%, 58% and 51% of our total revenues for the six months ended December 31, 2011 and fiscal years ended June 30, 2011 and 2010, respectively. We currently maintain offices outside of the United States and have sales, engineering and professional services personnel in several countries. Approximately one-half of our employees are located internationally, with 27% of our employees based in our facilities in Belfast, Northern Ireland. Although we have experience operating in foreign jurisdictions like the United Kingdom, Europe, South Africa, Japan and Australia, we are expanding our international operations into areas in which we have little or no operating history. Our ability to manage a global organization is difficult, time consuming and expensive and is subject to a number of risks including, but not limited to:

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

Our products and services are currently sold almost exclusively for use by mobile and broadband operators. As the industry moves to more open standards, services and applications have emerged from content providers that bypass the mobile and broadband operator and are sold directly to consumers. The threat of operators being disintermediated could have a negative impact to our business. If we do not diversify our customer base beyond the operator community and if the consumer uptake of these new services dilutes operators’ customer relationship. For Openwave, the loss of operator control over the subscriber experience could threaten our ability to intermediate and add value, and ultimately, lessen demand for our products and services.

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

Foreign acquisitions involve special risks, including those related to integration of operations across different cultures, languages, legal systems, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. In addition, we may incur significant transaction fees and expenses, including expenses for transactions that may not be consummated. In any event, as a result of future acquisitions, we might need to issue additional equity securities, spend our cash, or incur debt or assume significant liabilities, any of which could adversely affect our business and results of operations.

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers and make sales in countries known to experience corruption, particularly some emerging countries in East Asia, Eastern Europe and Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to prevent these practices by our employees, consultants, sales agents and resellers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we may be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Compliance with laws, rules and regulations relating to corporate governance and public disclosure may result in additional expenses.

Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance. As a result, our compliance programs have increased and will continue to increase general and administrative expenses and have diverted and will continue to divert management’s time and attention from revenue-generating activities. Further, in July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which includes various provisions requiring the Securities and Exchange Commission to adopt new rules and regulations with respect to enhanced investor protection, corporate governance and executive compensation. We expect the Dodd-Frank Act and the rules and regulations promulgated thereunder to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

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

At December 31, 2011 and June 30, 2011, we held auction-rate securities with a fair market value of approximately $4.2 million and $4.4 million, respectively, and a par value of $5.7 million. Between September 30, 2008 and December 31, 2011, we determined that the declines in the fair value of our remaining auction-rate securities were other-than-temporary and recorded impairment charges equal to $0.5 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse effect on our financial condition.

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

Our current credit agreement is secured by a pledge of all of our assets. If we were to default under our current credit agreement, including a default of our financial covenants, and were unable to obtain a waiver or an amendment for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations, if any, under the current credit agreement and could require us to put up cash collateral for any outstanding letter of credit balances. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations. On January 23, 2012, we entered into an Amendment to extend the maturity of the secured revolving credit facility to February 28, 2012 and reduce the amount of the line of credit facility from $40.0 million to $25.0 million. If we are unable to extend the maturity of the secured revolving credit facility for an additional twelve month period, our business could be adversely affected.

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

Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the success of our plan to pursue strategic alternatives for our product businesses;

•	delays in or cancellation of orders from key customers;

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	delays in development, launch, market acceptance or implementation by our customers of our products and services;

•	changes in demand and purchasing patterns of our customers for our products;

•	changes in our revenue mix among license, maintenance and support and professional services;

•	restructuring or impairment charges we may take;

•	revenue recognition and other accounting policies;

•	potential slowdowns or quality deficiencies in the introduction of new telecommunication networks, technologies or handsets for which our solutions are designed;

•	development of new relationships and penetration of new markets and maintenance and enhancement of existing relationships with customers and strategic partners;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	timing of new governmental, statutory and industry association requirements;

•	the relative mix of our North America and international engagements which typically carry lower margins;

•	fluctuations in currency exchange rates; and

•	industry and economic conditions, including competitive pressures.

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

Our charter and bylaws may inhibit changes of control that are not approved by our Board of Directors. In particular, our certificate of incorporation includes provisions for a classified Board of Directors, authorizes the Board of Directors to issue preferred stock without stockholder approval, prohibit cumulative voting in director elections and prohibits stockholders from taking action by written consent. Further, our bylaws include provisions that prohibits stockholders from calling special meetings and require advance notice for stockholder proposals or nomination of directors. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prevents a person who becomes the owner of 15 percent or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. These provisions could have the effect of delaying or preventing changes in control or management.

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

Item 6. Exhibits

See the Index to Exhibits, which follows the signature page of this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2012

OPENWAVE SYSTEMS INC.

By:	/s/ Anne Brennan
Anne Brennan
Chief Financial Officer
(Principal Financial and Chief Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011 (Commission No. 001-16703)).

3.4	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Openwave Systems Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

4.2	Tax Benefits Preservation Agreement, dated as of January 28, 2012, between Openwave Systems Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 30, 2012 (Commission No. 001-16703)).

10.1	Form Amended and Restated Change of Control Severance Agreement for the Holding Company.

10.2

Form Amended and Restated Change of Control Severance Agreement for the Messaging Business Unit (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2012 (Commission No. 001-16703)).

10.3

Form Amended and Restated Change of Control Severance Agreement for the Mediation Business Unit (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2012 (Commission No. 001-16703)).

10.4	Form Change of Control Severance Agreement for the Holding Company.

10.5	Form Change of Control Severance Agreement for the Messaging Business Unit.

10.6	Form Change of Control Severance Agreement for the Mediation Business Unit.

10.7	Amended and Restated Executive Severance Benefit Policy.

10.8	Amended and Restated 2006 Stock Incentive Plan.

10.9	Form 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice.

10.10	Amendment No. 6 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 23, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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