Form 10-Q
period 2012-03-31
UNWIRED PLANET, INC.
filed 2012-05-10
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-16073

UNWIRED PLANET, INC.

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

As of April 30, 2012 there were 86,767,758 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.
Controls and Procedures	31

PART II. OTHER INFORMATION	32

Item 1.
Legal Proceedings	32
Item 1A.
Risk Factors	32
Item 6.
Exhibits	40

SIGNATURES	41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,826	$47,266
Short-term investments	33,843	33,947
Prepaid and other current assets	4,113	5,446
Current assets of discontinued operations	20,678	32,655

Total current assets	86,460	119,314
Property and equipment, net	853	513
Long-term investments	4,578	15,630
Deposits and other assets	192	2,794
Goodwill	267	267
Intangible assets, net	—	553
Noncurrent assets of discontinued operations	5,084	8,746

Total assets	$97,434	$147,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,390	$2,271
Accrued liabilities	7,397	5,249
Accrued settlement related to discontinued operations	—	12,000
Accrued restructuring costs	14,386	13,443
Current liabilities of discontinued operations	33,095	48,609

Total current liabilities	58,268	81,572
Accrued restructuring costs, net of current portion	2,780	12,515
Deferred rent obligations and other	1,005	1,415
Noncurrent liabilities of discontinued operations	4,788	9,370

Total liabilities	66,841	104,872

Commitments and contingencies
Stockholders’ equity:
Common stock	86	85
Additional paid-in capital	3,196,765	3,191,775
Accumulated other comprehensive loss	(1,650)	(1,592)
Accumulated deficit	(3,164,608)	(3,147,323)

Total stockholders’ equity	30,593	42,945

Total liabilities and stockholders’ equity	$97,434	$147,817

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Patents	$20	$8	$15,046	$4,009

Total revenue	20	8	15,046	4,009

Operating costs and expenses:
Sales expense	—	—	375	—
Patent initiative expenses	3,470	974	8,466	1,700
General and administrative	2,157	1,694	5,217	4,429
Restructuring and other related costs	141	341	1,858	1,925

Total operating costs and expenses	5,768	3,009	15,916	8,054

Operating loss from continuing operations	(5,748)	(3,001)	(870)	(4,045)
Interest income	78	140	242	405
Interest expense	(201)	(203)	(328)	(366)
Other income (expense), net	159	(404)	(125)	(259)

Loss from continuing operations	(5,712)	(3,468)	(1,081)	(4,265)

Discontinued operations:
Gain on sale of discontinued operations	$5,161	$—	$5,161	$2,236
Discontinued operations, net of tax	(8,986)	(7,356)	(21,366)	(13,259)

Loss from discontinued operations	(3,825)	(7,356)	(16,205)	(11,023)

Net loss	$(9,537)	$(10,824)	$(17,286)	$(15,288)

Basic and diluted net loss per share from:
Continuing operations	$(0.07)	$(0.04)	$(0.01)	$(0.05)
Discontinued operations	(0.04)	(0.09)	$(0.19)	(0.13)

Net loss	$(0.11)	$(0.13)	$(0.20)	$(0.18)

Shares used in computing basic and diluted loss per share	86,146	84,761	85,740	84,365
Supplemental disclosures:
Total other-than-temporary impairments	$—	$(439)	$—	$(439)

Net other-than-temporary impairments	—	(439)	—	(439)
Other investment gain	—	163	—	163

Total net investment losses in Other expense, net	$—	$(276)	$—	$(276)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,286)	$(15,288)
Gain on sale of discontinued operations	(5,161)	(2,236)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	3,610	5,168
Stock-based compensation	4,180	1,935
Non-cash restructuring charges	560	872
Provision for (recovery of) doubtful accounts	409	(168)
Amortization of premiums/discounts on investments, net	775	977
Loss on disposal of property and equipment	4	70
Realized losses and impairments of non-marketable securities, net	—	276
Changes in operating assets and liabilities:
Accounts receivable	4,945	6,016
Prepaid assets, deposits, and other assets	11,164	5,311
Accounts payable	(1,204)	1,104
Accrued liabilities	(2,234)	(776)
Accrued restructuring costs	(9,466)	(10,757)
Deferred revenue	(13,507)	(9,863)

Net cash used for operating activities	(23,211)	(17,359)

Cash flows from investing activities:
Purchases of property and equipment	(523)	(3,169)
Proceeds from sale of discontinued operation	5,161	2,236
Payment of settlement related to discontinued operation	(12,000)	—
Purchases of short-term investments	(20,861)	(28,471)
Proceeds from sales and maturities of short-term investments	31,438	53,020
Purchases of long-term investments	(263)	(15,500)
Proceeds from sales and maturities of long-term investments	8	1,398
Release of restricted cash and investments	—	357

Net cash provided by investing activities	2,960	9,871

Cash flows from financing activities:
Proceeds from issuance of common stock	701	1,055
Employee stock purchase plan	110	221

Net cash provided by financing activities	811	1,276

Net decrease in cash and cash equivalents	(19,440)	(6,212)
Cash and cash equivalents at beginning of period	47,266	60,935

Cash and cash equivalents at end of period	$27,826	$54,723

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Unwired Planet, Inc. (the “Company” or “Unwired Planet”), formerly known as Openwave Systems Inc., the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2012 and June 30, 2011, and the results of operations for the three and nine months ended March 31, 2012 and 2011 and cash flows for the nine months ended March 31, 2012 and 2011. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

The Company entered an agreement for the sale of the location product line on February 1, 2012. On April 16, 2012, the Company announced the disposition of the mediation and messaging product lines, which is the remainder of the Company’s product-related business. The Company accounted for the sale of the location product line and the planned sale of the mediation and messaging product lines as a discontinued operation. Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect both the location and the mediation and messaging businesses as discontinued operations. On April 30, 2012, the Company completed the sale of the mediation and messaging businesses to Openwave Mobility, Inc. (“Openwave Mobility”), formerly OM 1, inc. Unless noted otherwise, discussions in the notes to the unaudited condensed consolidated financial statements pertain to the Company’s continuing operations.

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

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company announced it entered into an agreement to sell its location product operations for a purchase price of $6.0 million. On April 30, 2012, the Company announced the closing of the disposition of the mediation and messaging businesses. The sale of these businesses was designed to allow the Company to focus on monetizing the value of its intellectual property, which is likely to require significant legal expense in pursuing payments for the licensing of the Company’s patents. For example, on August 31, 2011, the Company announced it filed complaints against Apple Inc. and Research In Motion Limited in order to protect its intellectual property on how mobile devices connect to the Internet. This litigation is ongoing. During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, during the first quarter of fiscal 2011 we licensed a number of patents to a competitor which generated $4.0 million in patent revenue for the period.

The Company currently derives its ongoing patent royalty revenues from one customer. The timing of future patent licensing transactions, if any, can create significant variability in the timing and level of Company revenues and profitability.

Revenue Recognition

The Company recognizes revenue from the licensing of the Company’s intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. When and if an arrangement includes multiple elements, the Company allocates to and recognizes revenue from various elements based on their fair value. To date, our patent license agreements have provided for the grant of perpetual licenses, covenants-not-to-sue, and releases from any pending litigation, upon execution of the agreement. To date, revenue from upfront payments from customers for the licensing of the Company’s patents has been recognized when the arrangement is mutually signed, since there has been no delivery or future performance obligation and the other three criteria are met upon signing the arrangement .When patent licensing arrangements include royalties for future sales of the customers products using our licensed patented technology, revenue is recognized when the royalty report is received from the customer, at which time the fixed and determinable criteria is met.

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Stock-based compensation related to:
Grants of nonvested stock	$442	$46	$539	$129
Stock options granted to employees and directors	452	56	622	162

	$894	$102	$1,161	$291

During the third quarter of fiscal 2012, the Company accelerated the vesting of 168,000 shares of stock and extended the exercise period of 148,000 shares of stock held by two former directors of the Company. As a result of that modification, the Company recorded approximately $0.3 million in stock-based compensation expense, which represents the incremental value of the modified award. Additionally, during the third quarter of fiscal 2012, the Company granted approximately 2.2 million shares of restricted stock units to key employees, with a total valuation of $4.2 million. During the third quarter of fiscal 2012, $2.0 million related to the 2.2 million shares was recorded as expense, while $2.2 million will be expensed in the fourth quarter of fiscal 2012. The vesting of the restricted stock units accelerated during the fourth quarter of fiscal 2012 upon the closing of the sale of the mediation and mesasging product businesses.

During the three and nine months ended March 31, 2012 and 2011, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Expected volatility	77.2%	69.1 - 71.1%	72.2 - 78.5%	60.6 - 71.1%
Expected dividends	—	—	—	—
Expected term (in years)	3.79	3.78 - 4.14	3.60 - 6.07	3.78 - 6.16
Risk-free rate	0.6%	1.6%	0.6 - 1.2%	1.1 - 1.8%

The Company estimates the expected term for new grants based upon actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options. The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Unwired Planet’s common stock, when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

(b) Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the nine months ended March 31, 2012 and 2011 was $0.1 million.

The fair value used in recording the stock-based compensation expense associated with the ESPP is estimated for each offering period using the Black-Scholes-Merton option pricing model. The expected term is six months, coinciding with each offering period. Expected volatilities are based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Unwired Planet common stock when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. These amounts and assumptions are noted in the following table.

	For the Nine Months Ended March 31,
	2012	2011
Expected volatility	92.0%	47.1%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.1%	0.2%

(c) Equity awards activity

A summary of option activity, including discontinued operations, from July 1, 2011 to March 31, 2012 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2011	9,889	$3.21
Options granted	4,921	1.78
Exercised	(645)	1.09
Forfeited, canceled or expired	(2,771)	2.81

Outstanding at March 31, 2012	11,394	$2.81	6.19	$4,748

Vested and expected to vest at March 31, 2012	10,179	$2.93	5.85	$4,193

Exercisable at March 31, 2012	6,065	$3.68	4.57	$2,281

The table above reflects 4.1 million options that have not yet vested as of March 31, 2012 but would be expected to vest over time assuming the sale of the mediation and messaging product lines had not occurred. However, on April 30, 2012, 1.8 million options were forfeited due to employees terminating in connection with the sale of those product lines on that date.

The weighted average grant date fair values of options granted during the nine months ended March 31, 2012 and 2011 were $0.98 and $0.89, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2012 and 2011 was $0.5 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards, including discontinued operations, from July 1, 2011 to March 31, 2012 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2011	197	$2.07
Nonvested shares granted	151	1.67
Vested	(168)	1.86
Forfeited	—	—

Nonvested at March 31, 2012	180	$1.93

The total fair value of shares vested, including discontinued operations, during the nine months ended March 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively. As of March 31, 2012, there was $5.9 million of total unrecognized compensation cost related to all unvested share awards and options. That cost is expected to be recognized as the awards vest over the next four years, assuming the sale of the mediation and messaging product lines were not sold on April 30, 2012.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Stock-based compensation by category:
General and administrative	$894	$102	$1,161	$291
Discontinued Operations	2,066	554	3,018	1,644

	$2,960	$656	$4,179	$1,935

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted the following accounting guidance for fair value measurement on a prospective basis:

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“Update 2011-04”). Update 2011-04 amends the requirements related to fair value measurement, in particular changing the wording used to describe many requirements in Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. The amendments also serve to clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company adopted this guidance beginning in the third quarter of fiscal 2012. The adoption of Update 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements, results of operations or cashflows.

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

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 22) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Comprehensive Income in Accounting Standards Update No. 2011-05, was issued. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is applied retrospectively. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

(2) Net Income (Loss) Per Share

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive to the net income (loss) from continuing operations per share computation. The following table sets forth potential shares of common stock, including discontinued operations, that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	241	205	224	212
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	3,930	3,531	2,523	3,650
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	7,787	7,338	8,465	7,188

(3) Discontinued Operations

a) Product Business

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company sold its non-core product line, Location, to a subsidiary of Persistent Systems Ltd (“Persistent Systems”) for $6.0 million in cash, with $0.6 million of that amount being placed in an escrow account for a period of one year, to secure indemnification claims made by Persistent Systems, if any. The Company recorded a pre-tax gain on sale of discontinued operations of approximately $5.2 million within discontinued operations in the third quarter of fiscal 2012.

Upon the sale of the Location business, the Location product businesses’ financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. As of March 3,1 2012, there were no assets or liabilities attributable to the Location product business due to the sale of the discontinued operation on February 1, 2012.

On April 16, 2012, the Company announced an agreement had been reached to sell its Mediation and Messaging product lines. On April 30, 2012, the Company completed the sale of the Mediation and Messaging product lines to Openwave Mobility. These sales complete the divestiture of Unwired Planet’s product business. As such, the historical results of the product business will be reclassified and presented as discontinued operations in this and all future financial statement filings. Openwave Mobility paid $49.6 million in cash, subject to certain adjustments thereto as provided in the Asset Purchase and Sale Agreement, upon the closing of the transaction. The purchase price is subject to additional potential purchase price adjustments regarding working capital, if any, which will be reflected as gain/(loss) on sale of discontinued operation in the period determined.

The Company and Openwave Mobility also entered into a transition services agreement (“TSA”) under which the Company will provide accounting and other services to Openwave Mobility for a period not to exceed six months. Openwave Mobility is paying a flat fee for these services per month. Any costs of providing these services that are incremental to the flat fee will be reflected in discontinued operations on the statement of operations in future periods.

Upon the sale of the mediation and messaging businesses, the product businesses’ financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. The net assets associated with these product businesses were classified as “held-for-sale” from March 31, 2012 until disposition on April 30, 2012.

The financial results of the product business included in discontinued operations were as follows (in thousands):

Openwave Mobility	Three Months ended March 31,		Nine Months ended March 31,
	2012	2011	2012	2011
Revenue of discontinued operations	$24,772	$38,884	$98,010	$116,322

Loss from discontinued operations	(8,391)	(6,973)	(17,491)	(11,704)
Income tax (benefit) expense	595	383	3,875	1,555

Net loss from discontinued operations, net of taxes	$(8,986)	$(7,356)	$(21,366)	$(13,259)

The following table presents the carrying amounts of major classes of assets and liabilities relating to the discontinued operation at March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Assets:
Accounts receivable, net	$16,939	$22,293
Prepaid and other current assets	3,739	10,362

Total current assets of discontinued operations	20,678	32,655
Property and equipment, net	3,111	6,167
Deposits and other assets	1,973	2,579

Total non-current assets of discontinued operations	$5,084	$8,746
Liabilities:
Accounts payable	$2,242	$4,743
Accrued liabilities	10,586	14,561
Accrued restructuring costs	104	217
Deferred revenue	20,163	29,088

Total current liabilities of discontinued operations	33,095	48,609
Deferred revenue, net of current portion	4,788	9,370

Total non-current liabilities of discontinued operations	$4,788	$9,370

b) Client Operations

During fiscal 2008, the Company sold its Client operations to Purple Labs, a private company based in Chambéry, France. The terms of the agreement include initial consideration of $20.0 million in cash received by the Company in June 2008, and a note receivable of $5.8 million that was paid in July 2008.

Additionally, upon the sale in June 2008, $4.2 million was placed in escrow by Purple Labs, originally to be held until September 30, 2009, to secure indemnification claims made by Purple Labs, if any. On September 23, 2009, Myriad AG (formerly known as Purple Labs) (“Myriad”) made claims against the escrow in excess of $4.2 million and therefore the funds were not released from escrow. On September 24, 2010, the parties agreed to release $2.0 million from the escrow to Myriad and the remaining balance of $2.2 million, plus accrued interest, to the Company. This amount was recognized as a gain on sale of discontinued operations in the first quarter of fiscal 2011.

On August 28, 2011, the Company entered into an agreement with Myriad (the “Agreement”) for the purposes of settling all existing litigation between the Company and Myriad in connection with the Company’s sale of the client business to Purple Labs in June 2008. The Agreement terminated specified sections of an intellectual property licensing agreement which was entered into in connection with the sale of its client business that occurred in June 2008, clarified which patents were transferred with the sale of the Company’s client business and which remained the property of the Company, contained a mutual covenant not to sue, and provided that the Company would pay to Myriad $12.0 million. The payment of $12.0 million occurred in September 2011, and was recorded as a loss on discontinued operations in the fourth quarter of fiscal 2011.

The Client operations financial results have been classified as a discontinued operation in the Company’s condensed consolidated statements of operations for each period presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Gain on sale of discontinued operation	$—	$—	$—	$2,236

Total income from discontinued operation	$—	$—	$—	$2,236

As of March 31, 2012, there were no operational assets or liabilities attributable to Client operations due to the sale of the discontinued operation in June 2008.

(4) Geographic, Segment and Significant Customer Information

The Company’s Chief Executive Officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment.

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

All of the Company’s revenues related to the ongoing intellectual property business have been from two customers, as shown in the following table:

	% of Total Revenue Three Months Ended March 31,		% of Total Revenue Nine Months Ended March 31,
	2012	2011	2012	2011
Customer:
Microsoft	—	—	100%	—
Mobixell Networks	100%	100%	—	100%

(5) Balance Sheet Components

(a) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows as of the dates noted (in thousands):

	March 31, 2012	June 30, 2011
Net unrealized gains (losses) on marketable securities:
Unrealized gain (loss) on marketable securities not other-than-temporarily impaired	$17	$18
Unrealized loss on marketable securities other-than-temporarily impaired	(922)	(855)

Net unrealized loss on marketable securities	(905)	(837)
Interest on marketable securities	26	16
Cumulative translation adjustments	(771)	(771)

Total Accumulated other comprehensive loss	$(1,650)	$(1,592)

The cumulative translation adjustment will be recognized against the gain on sale of discontinued operations in the fourth fiscal quarter of 2012. Comprehensive loss is comprised of net income (loss) and changes in unrealized loss on marketable securities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net loss	$(5,712)	$(3,468)	$(1,081)	$(4,265)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	112	155	(68)	289

Total comprehensive loss	$(5,600)	$(3,313)	$(1,149)	$(3,976)

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	March 31, 2012 Total	March 31, 2012 Total
U.S. Government Agencies	$1,377	$3,298	$—	$4,675	$4,686
Certificates of Deposit	—	2,220	—	2,220	2,219
Commercial Paper	2,149	4,541	—	6,690	6,690
Corporate Bonds	2,522	17,981	—	20,503	20,510
Auction Rate Securities	—	—	5,238	5,238	4,316

	$6,048	$28,040	$5,238	$39,326	$38,421

	March 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$4,675	$11	$—	$4,686
Certificates of Deposit	2,220	—	(1)	2,219
Commercial Paper	6,690	—	—	6,690
Corporate Bonds	20,503	20	(13)	20,510
Auction Rate Securities	5,238	—	(922)	4,316

	$39,326	$31	$(936)	$38,421

	June 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,911	$18	$(2)	$5,927
Commercial Paper	10,691	—	—	10,691
Certificates of Deposit	480	—	—	480
Corporate Bonds	28,095	14	(12)	28,097
Auction Rate Securities	5,237	—	(855)	4,382

	$50,414	$32	$(869)	$49,577

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

During the nine months ended March 31, 2012 there were no OTTI charges in earnings. During the nine months ended March 31, 2011, there were $0.4 million of OTTI charges in earnings recorded in other income (expense), net related to an auction rate security which the Company intended to sell as of March 31, 2011, and was subsequently sold in April 2011.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	$12,870	$(13)	$—	$—	$12,870	$(13)
Auction Rate Securities	—	—	4,316	(922)	4,316	(922)

	$12,870	$(13)	$4,316	$(922)	$17,186	$(935)

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,300	$(2)	$—	$—	$2,300	$(2)
Corporate Bonds	14,096	(12)	—	—	14,096	(12)
Auction Rate Securities	—	—	4,382	(855)	4,382	(855)

	$16,396	$(14)	$4,382	$(855)	$20,778	$(869)

As of March 31, 2012, the Company had 28 investments in an unrealized loss position. As of June 30, 2011, the Company had 27 investments in an unrealized loss position.

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

The carrying value of the Company’s cash and cash equivalents approximates their fair value and is based on level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2012.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$19,240	$—	$—	$19,240
Short-term investments:
Certificates of Deposit	2,219	—	—	2,219
Commercial Paper	6,690	—	—	6,690
Corporate Bonds	20,248	—	—	20,248
U.S. Government Agencies	4,686	—	—	4,686
Long-term investments:
Corporate Bonds	262	—	—	262
Auction Rate Securities	—	—	4,316	4,316
Foreign currency derivatives	18			18

Total Assets	$53,363	$—	$4,316	$57,679

Liabilities
Foreign currency derivatives	$(8)	$—	$—	$(8)

Total Liabilities	$(8)	$—	$—	$(8)

	Fair value of securities as of June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$39,216	$—	$—	$39,216
Short-term investments:
Certificates of Deposit	240	—	—	240
U.S. Government Agencies	2,414	—	—	2,414
Corporate Bonds	20,602	—	—	20,602
Commercial Paper	10,691	—	—	10,691
Long-term investments:
U.S. Government Agencies	3,513	—	—	3,513
Corporate Bonds	7,495	—	—	7,495
Certificates of Deposit	240	—	—	240
Auction Rate Securities	—	—	4,382	4,382

Total Assets	$84,411	$—	$4,382	$88,793

Liabilities
Foreign currency derivatives	$115	$—	$—	$115

Total Liabilities	$115	$—	$—	$115

Auction Rate Securities (“ARS”)

As of March 31, 2012, $4.3 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of these ARS based on (1) financial standing of the issuer (2) Size of position held and the liquidity of the market (3) Contractual restrictions on disposition (4) Pending public offering with respect to the financial instrument (5) Pending reorganization activity affecting the financial instrument (6) Reported prices and the extent of the public trading in similar financial instruments of the issuer or comparable companies (7) Ability of the issuer to obtain required financing (8) Changes in the economic conditions affecting the issuer (9) A recent purchase of the sale of a security of the issuer (10) Pricing by other dealers in similar securities (11) Financial statements of any underlying ARS portfolio investments (12) successful auction/early redemption; (13) failing auctions until maturity; or (14) default and the estimated cash flows for each scenario. Other factors were considered, such as interest rate effects, liquidity, trinomial probabilities, recovery rates, value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

Assumptions of probabilities of default, probabilities of passing auction, and probabilities of earning the maximum rate for each period are based upon the risks, the underlying investments collateralizing the ARS, the maturity date of the ARS, the maximum rate of the ARS and current market conditions, and third party professional judgment.

These ARS were issued by two different entities and are held by two investment firms on the Company’s behalf. One of these securities is a “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. One ARS is related to federal education student loans programs. On May 3, 2012, the ARS related to federal education student loans programs was bought back by the investment broker at par value of $2.2 million. The Company had not previously taken an OTTI on this ARS. As of March 31, 2012, these instruments were rated BBB by Standard and Poor’s and Aaa by Moody’s and all of the $5.7 million par value of these illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The Company’s ARS were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2012. The fair value was $4.3 million as of March 31, 2012 and $4.4 million as of June 30, 2011.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2011	$4,382
Sale of ARS	—
Change in unrealized losses included in other comprehensive income	(66)
Other-than-temporary impairment	—

Balance at March 31, 2012	$4,316

(7) Borrowings

Credit Agreement

On January 23, 2009, the Company and Silicon Valley Bank entered into a secured revolving credit facility for up to $40.0 million. On January 20, 2010, the Company entered into two amendments to the $40.0 million revolving credit facility with Silicon Valley Bank to modify the definition of EBITDA. Additionally, on April 14, 2010, the Company entered into another amendment to the $40.0 million revolving credit facility with Silicon Valley Bank to extend the maturity date to January 23, 2012, as well as to modify the commitment fee and several definitions, including EBITDA, Borrowing Base, and Investments. The Company entered into a Waiver and Amendment on April 26, 2011 to modify the EBITDA covenant minimum levels. The Company entered into an Amendment on September 6, 2011 to modify several definitions including the Borrowing Base. On January 20, 2012, the Company received a consent from Silicon Valley Bank to sell the Location product business. On January 23, 2012, the Company entered into an Amendment to extend the maturity of the secured revolving credit facility to February 28, 2012, reduce the amount of the line of credit facility from $40.0 million to $25.0 million, and lower the Borrowing Base from a starting point of $20.0 million to $15.0 million plus eligible accounts receivable. On February 24, 2012, the Company entered into an Amendment to extend the maturity of the secured revolving credit facility to March 29, 2012. On March 29, 2012, the Company entered into an Amendment to extend the maturity to April 29, 2012 and set the EBITDA covenant minimum level for March 31, 2012. On April 12, 2012, the Company entered into an Amendment to extend the maturity of the secured revolving credit facility to April 28, 2013 and set minimum

EBITDA levels. On April 30, 2012, the Company received a consent from Silicon Valley Bank to sell the mediation and messaging product businesses. On May 4, 2012, the Company entered into an amendment to reduce the amount of the line of credit from $25 million to $18 million, delete the Borrowing Base requirement, delete the minimum EBITDA covenant, delete the fee on undrawn amounts, and modify the Liquidity Coverage Ratio definition.

The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of March 31, 2012, the revolving credit facility bears interest at 4% per annum. Monthly, the Company is required to pay a fee of 0.03% on any undrawn amounts under the revolving credit facility. Effective with the May 4, 2012 amendment, the Company will not pay a fee on any undrawn amounts under the credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2010, the Company paid a $0.2 million commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender. In April 2012, the Company paid a $75 thousand commitment fee to the lender.

As of March 31, 2012, the Company had letters of credit outstanding against the revolving credit facility totaling $17.5 million, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for the Company to borrow (“Borrowing Base”). The Borrowing Base calculation is $15.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of March 31, 2012, the Borrowing Base was $17.6 million and the total available for the Company to borrow on the revolving credit facility was $0.1 million, which is the difference between the Borrowing Base calculation of $17.6 million and the amount of outstanding letters of credit amount of $17.5 million. As of May 4, 2012, the Borrowing Base requirement has been deleted.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that the Company meet certain minimum four quarter EBITDA amounts, as well as meet a minimum monthly liquidity ratio. As of May 4, 2012, the minimum four quarter EBITDA covenant is deleted. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of March 31, 2012, the Company was in compliance with all debt covenants.

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

On June 27, 2011, the United States Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ position relating to the statute of limitations issue. Oral argument in that case was held on November 29, 2011. On March 26, 2012, the Supreme Court vacated the Ninth Circuit’s holding that petitioner’s claims were not time barred, and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinions.

No amount has been accrued as of March 31, 2012, as a loss is not considered probable or reasonably estimable.

In the Matter of Certain Devices of Mobile Communication

On August 31, 2011, the Company filed a complaint with the International Trade Commission (“ITC”) in Washington, DC, with Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities (“RIM”) from importing into the United States their products, including smart devices and tablet computers, that infringe certain of the Company’s patents. The complaint alleges that Apple and RIM infringe upon four of the Company’s patents that cover technology that give consumers access to the Internet from their mobile devices.

Openwave Systems Inc. v. Apple Inc., Research in Motion Ltd, and Research in Motion Corp.

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, again alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This action is stayed pending the outcome of the ITC case.

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

Indemnification claims

Prior to the sale of the Company’s product businesses, the Company’s software license and services agreements generally included a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. In connection with the sale of the Company’s product businesses, the Company retains certain ongoing liabilities with respect to indemnification claims related to our former customers that were initiated prior to the sale of the Location business line and the Messaging and Mediation product businesses. As of March 31, 2012, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of fiscal 2012, and various other restructurings in fiscal 2002 through 2011.

The Company implemented a restructuring plan in fiscal 2012 (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the second quarter of fiscal 2012, the Company incurred $1.4 million in facility charges associated with restructuring reduction of space used for the Company’s headquarters under this plan. Of the remaining $1.0 million facilities related accrual, the Company expects to pay $0.2 million through June 30, 2012 and $0.8 million from July 2012 through June 2013.

The following table sets forth the restructuring liability activity from June 30, 2011 through March 31, 2012 (in thousands):

	FY 02 to FY 06 Restructuring Plans	FY 09 Restructuring Plan	FY 10 Restructuring Plan	FY 12 Restructuring Plan	Total Accrual
	Facility	Facility	Facility	Facility
Accrual balances as of June 30, 2011	$22,927	$2,283	$748	$—	$25,958
New charges	(6)	(126)	—	—	(132)
Accretion expense	194	15	3	—	212
Cash paid, net of sublease income	(3,503)	(232)	(138)	—	(3,873)

Balance as of September 30, 2011	$19,612	$1,940	$613	$—	$22,165

New charges	39	—	—	1,411	1,450
Accretion expense	171	13	3	—	187
Cash paid, net of sublease income	(2,256)	(232)	(134)	(207)	(2,829)

Balance as of December 31, 2011	$17,566	$1,721	$482	$1,204	$20,973

New charges	(3)	—	—	—	(3)
Accretion expense	146	12	2	1	161
Cash paid, net of sublease income	(3,498)	(188)	(77)	(202)	(3,965)

Balance as of March 31, 2012	$14,211	$1,545	$407	$1,003	$17,166

As of March 31, 2012, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $9.4 million of future sublease income from third parties. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at March 31, 2012 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2012 (remaining)	$5,589	$(1,945)	$3,644
2013	19,263	(6,249)	13,014
2014	1,627	(1,019)	608
2015	499	(232)	267

	$26,978	$(9,445)	$17,533

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $0.4 million, which will be recorded as restructuring expense over the life of the respective leases.

(10) Income Taxes

The Company’s income tax expense consisted of foreign withholding tax, foreign corporate tax and foreign deferred tax, which relate to the product business and are reflected within discontinued operations

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. Under Internal Revenue Code Section 382, the utilization of a corporation’s net operating loss (“NOL”) carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year NOL period. If it is determined that prior equity transactions limit the Company’s NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

The sale of the product business did not include a transfer of the Company’s tax assets and liabilities. The amount of gross unrecognized tax benefits is reflected in Noncurrent liabilities of discontinued operations since it relates to foreign withholding taxes on product revenues. Thus, to the extent these estimated liabilities are adjusted, the difference will be reported as discontinued operations in the statement of operations in the period adjusted.

The unrecognized tax benefits activity is as follows (in thousands):

Balance as of July 1, 2011	$1,027
Additions based on tax positions related to the current year	288
Lapse of statute of limitations	(369)
Foreign currency fluctuations	(19)

Balance as of March 31, 2012	$927

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

Overview of Our Business

Since its inception in 1994, Unwired Planet and its predecessor companies have invested in and patented certain intellectual property for the mobile internet industry, some of which we believe are foundational in allowing mobile devices to connect to the Internet.

On January 12, 2012, we announced our pursuit of strategic alternatives for our product operations. On February 1, 2012, we announced we entered into an agreement to sell our location product operations for a purchase price of $6.0 million. On April 30, 2012, we sold the mediation and messaging product operations to Openwave Mobility, Inc. (“Openwave Mobility”), formerly OM1, Inc. We accounted for the sale of the location product line and the planned sale of the mediation and messaging product lines as a discontinued operation. Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect both the location and the mediation and messaging businesses as discontinued operations. Unless noted otherwise, the following discussions pertain to our continuing operations.

The pursuit of strategic alternatives is designed to allow the Company to focus on monetizing the value of its intellectual property. For example, on August 31, 2011, the Company announced it filed complaints against Apple Inc. and Research In Motion Limited in order to protect its intellectual property on how mobile devices connect to the Internet. This litigation is ongoing. During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, during the first quarter of fiscal 2011 we licensed a number of patents to a competitor which generated $4.0 million in patent revenue for the period. As we execute our licensing plans, we anticipate the related revenue in future periods to be unpredictable and volatile. Additionally, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material in any given period, and are unpredictable and volatile. Effectively policing and enforcing our intellectual property is time consuming and costly. In addition, there can be no assurance that any ongoing or future litigation will be successful.

Overview of Financial Results During the Three and Nine Months Ended March 31, 2012

The following table represents a summary of our operating results from continuing operations for the three and nine months ended March 31, 2012, compared with the three and nine months ended March 31, 2011 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent Change	March 31,		Percent Change
	2012	2011		2012	2011
	(unaudited)			(unaudited)
Revenues	$20	$8	150%	$15,046	$4,009	275%
Operating costs and expenses	5,768	3,009	92%	15,916	8,054	98%

Operating loss	(5,748)	(3,001)	92%	(870)	(4,045)	-78%

Interest and other expense, net	36	(467)	-108%	(211)	(220)	-4%

Net loss from continuing operations	$(5,712)	$(3,468)	65%	$(1,081)	$(4,265)	-75%

Revenues increased during both the three and nine months ended March 31, 2012, compared to the corresponding periods of the prior year. See discussion of Revenues below under the “Summary of Operating Results.”

Overall, operating expenses increased during both the three and nine months ended March 31, 2012, compared with the corresponding periods of the prior year. These increases are primarily due to increased spending on patent initiatives, as discussed in further detail under “Summary of Operating Results” below.

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

There have been no material changes to our critical accounting policies and estimates since our fiscal year end on June 30, 2011. However, we are presenting our revenue recognition policy with further details on the intellectual property revenue recognition.

Revenue Recognition

The Company recognizes revenue from the licensing of the Company’s intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) and collection of resulting receivables is reasonably assured. When and if an arrangement includes multiple elements, the Company allocates to and recognizes revenue from various elements based on their fair value. To date, revenue from upfront payments from customers for the licensing of the Company’s patents has been recognized when the arrangement is mutually signed, since there has been no delivery or future performance obligation and the other three criteria are met upon signing the arrangement. When patent licensing arrangements include royalties for future sales of the customers products using our licensed patented technology, revenue is recognized when the royalty report is received from the customer, at which time the fixed and determinable criteria is met.

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

Summary of Operating Results

Three and Nine Months Ended March 31, 2012 and 2011

Revenues

We generate patent revenue, which is derived from licensing our intellectual property.

To date our patent revenues have been from two customers, as shown in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Customer:
Microsoft	—	—	100%	—
Mobixell Networks	100%	100%	—	100%

Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent Change	March 31,		Percent Change
	2012	2011		2012	2011
Revenues:
Patents	20	8	150%	15,046	4,009	275%

Total Revenues	$20	$8	150%	$15,046	$4,009	275%

Percent of revenues:
Patents	100%	100%		100%	100%

Total Revenues	100%	100%		100%	100%

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

Operating Costs and Expenses

The following table represents operating expenses for the three and nine months ended March 31, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2012	2011		2012	2011
Operating costs and expenses:
Sales expense	$—	$—	—	$375	$—	100%
Patent initiative expenses	3,470	974	256%	8,466	1,700	398%
General and administrative	2,157	1,694	27%	5,217	4,429	18%
Restructuring and other related costs	141	341	-59%	1,858	1,925	-3%

Total Operating Expenses	$5,768	$3,009	92%	$15,916	$8,054	98%

Percent of Revenues:
Sales expense	0%	0%		2%	0%
General and administrative	10787%	21180%		35%	110%
Patent initiative expenses	17350%	12174%		56%	42%

Sales Expense

Sales expense consists of commissions of $0.4 million incurred during the second quarter of fiscal 2012 in connection with the patent deal signed in that quarter.

Patent initiative expenses

Patent initiative expenses include legal and consulting costs related to defending or asserting our patents, as well as labor costs for employees engaged in these activities on a full-time basis.

During the three months ended March 31, 2012, patent initiative expenses increased by 256% compared with the corresponding period in the prior year. This increase is primarily due to a $3.1 million increase in legal expenses associated with patent litigation, which includes legal fees supporting the ITC case filed and announced in August 2011.

During the nine months ended March 31, 2012, patent initiative expenses increased 398% compared with the corresponding period in the prior year. This increase is primarily due to a $6.5 million increase in legal expenses associated with patent litigation, which includes legal fees supporting the ITC case filed and announced in August 2011.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and facility costs for our finance, legal, information services and executive personnel. General and administrative expenses also include outside accounting fees.

During the three months ended March 31, 2012, general and administrative costs increased 27% compared with the corresponding period in the prior year. This increase is primarily due to an increase of $0.8 million in stock compensation expense, mainly due to charges related to stock grants modified upon the departure of two members of the board of directors as well as a restricted stock grant to key employees in the third quarter of fiscal 2012, offset by a decline in facilities and information technologies charges of $0.2 million, as well a decline in board of directors’ costs of $0.1 million.

During the nine months ended March 31, 2012, general and administrative costs increased 18% compared with the corresponding period in the prior year. This increase is primarily due to an increase of $0.9 million in stock compensation expense, mainly due to charges related to stock grants modified upon the departure of two members of the board of directors as well as a restricted stock grant to key employees in the third quarter of fiscal 2012, offset by a decline in board of directors’ costs of $0.1 million.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended March 31, 2012, decreased over the same period in the prior year, primarily as a result of the fact that there was a decline of $0.1 million in facilities related accretion charges and a decline of $0.1 million in facilities charges on restructured properties from the prior year’s period.

Restructuring and other related costs for the nine months ended March 31, 2012, decreased over the same period in the prior year, primarily as a result of a decline in facilities accretion of $0.3 million. Partially offsetting this decline was an increase of $0.2 million in facilities charges on restructured properties from the prior year’s period.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Interest Income

Interest income was approximately $0.1 million for both the three months ended March 31, 2012 and for the three months ended March 31, 2011.

Interest income was approximately $0.2 million for the nine months ended March 31, 2012, as compared with $0.4 million for the corresponding period of the prior year. The decrease in interest income is primarily attributed to lower investment balances.

Interest Expense

Interest expense was approximately $0.2 million for the three months ended March 31, 2012, relatively unchanged from the corresponding period of the prior year.

Interest expense was approximately $0.3 million for the nine months ended March 31, 2012, compared with $0.4 million in the corresponding period of the prior year. The majority of our interest expense relates to the line of credit facility entered into during the third quarter of fiscal 2009.

Discontinued Operations

We entered into an agreement for the sale of the location business on February 1, 2012. On April 30, 2012, we completed the disposition of the mediation and messaging businesses. We classified the location, mediation and messaging businesses’ financial results as discontinued operations in our condensed consolidated financial statements for all periods presented. The net assets associated with the messaging and mediation businesses were considered “held-for-sale” until they were sold on April 30, 2012, and all prior periods have been revised in the condensed consolidated balance sheet and condensed consolidated statement of operations to reflect the messaging and mediation businesses as a discontinued operation. Unwired Planet and Openwave Mobility also entered into a transition services agreement (“TSA”) under which the Company will provide accounting and other services to Openwave Mobility for a period not to exceed six months. Openwave Mobility is paying a flat fee for these services per month. Any costs of providing these services that are incremental to the flat fee will be reflected in discontinued operations on the statement of operations in future periods.

See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding the classification of these businesses as a discontinued operation.

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

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of March 31, 2012 and June 30, 2011, and for the nine months ended March 31, 2012 and 2011, which includes cashflows from discontinued operations, (dollars in thousands):

	March 31,	June 30,	Percent
	2012	2011	Change
Working capital	$40,609	$53,696	-24%

Cash and investments:
Cash and cash equivalents	$27,826	$47,266	-41%
Short-term investments	33,843	33,947	0%
Long-term investments	4,578	15,630	-71%

Total cash and cash investments	$66,247	$96,843	-32%

	Nine Months Ended
	March 31,
	2012	2011
Cash used for operating activities	$(23,211)	$(17,359)
Cash provided by investing activities	$2,960	$9,871
Cash provided by financing activities	$811	$1,276

We have obtained a majority of our cash and investments through public offerings of common stock, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of net proceeds in fiscal 2008, $11.7 million in fiscal 2009, $4.5 million in fiscal 2010 and $2.2 million in fiscal 2011. Additionally, in the third quarter of fiscal 2012, we sold our location product business for $5.2 million. We also sold our messaging and mediation product businesses for $49.6 million subject to additional post closing adjustment, if any, which will be recorded in the fourth quarter of fiscal 2012. We also entered into a $40.0 million revolving credit facility on January 23, 2009, which we have amended several times, including an amendment entered into on January 23, 2012 to reduce the revolving credit facility to $25.0 million, lower the Borrowing Base from a starting point of $20.0 million to $15.0 million plus eligible accounts receivable and extend the maturity date to February 28, 2012.

On April 16, 2012, an amendment was entered into to extend the maturity to April 29, 2013. On May 4, 2012, we entered into an amendment to reduce the amount of the line of credit from $25.0 million to $18.0 million, delete the Borrowing Base requirement, delete the minimum EBITDA covenant, delete the fee on undrawn amounts, and modify the Liquidity Coverage Ratio definition. Although we plan to extend the maturity beyond this date, there can be no guarantee of an extension. Failure to extend the line of credit would require letters of credit have cash collateral, which would be reflected as Restricted cash as opposed to Cash and equivalents once collateralized.

As of March 31, 2012 and June 30, 2011, we had letters of credit outstanding against the revolving credit facility totaling $17.5 million and $18.2 million, respectively, reducing the available borrowings on the revolving credit facility. The revolving credit facility requires a monthly borrowing base calculation to determine the amount of the revolving credit facility available for us to borrow (“Borrowing Base”). The Borrowing Base calculation is $15.0 million plus 75% of accounts receivables defined as eligible in the credit agreement. As of March 31, 2012, the Borrowing Base was $17.6 million and the total available for us to borrow on the revolving credit facility was $0.1 million, which is the difference between the Borrowing Base calculation of $17.6 million and the amount of outstanding letters of credit amount of $17.5 million. As of June 30, 2011, the Borrowing Base was $32.1 million and the total available for us to borrow on the revolving credit facility was $13.9 million, which is the difference between the Borrowing Base calculation of $32.1 million and the amount of outstanding letters of credit amount of $18.2 million. Our letters of credit expire between June 2012 and October 2012. We intend to renew them, but there is no guarantee of renewal. The revolving credit line is secured by a blanket lien on all of our assets and contains financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet specified minimum four quarter trailing EBITDA amounts, as well as meet a minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take some material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a specified threshold, or engage in transactions with affiliates. As of March 31, 2012, we were in compliance with all debt covenants.

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

If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned intellectual property initiatives and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash and investment portfolio in a manner designed to facilitate adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Working capital

Our working capital, defined as current assets of the continuing operations less current liabilities of the continuing operations, decreased by approximately $13.1 million, or 24%, from June 30, 2011 to March 31, 2012. The decrease in working capital balances can primarily be attributed to the use of $19.5 million of cash and cash equivalents and short term investments, primarily as a result of cash used for operations of $23.2 million, which was impacted by the $12.0 million payment related to the settlement of the Myriad litigation.

Cash used for operating activities

Cash used for operating activities was $23.2 million during the nine months ended March 31, 2012. This use of cash is primarily a result of the operating results for the period, which included a decline in deferred revenues related to the removal of $1.1 million in deferred revenues related to the Location product business in the third quarter of fiscal 2012, as well as a decline in prepaid and other current assets as there was a decline in software and hardware purchases in the current year’s period. We paid $15.7 million of restructuring liabilities during the nine months ended March 31, 2012, which included $4.9 million in severance paid to employees impacted by the restructuring announced in August 2011. We expect another $0.1 million of severance to be paid relating to this restructuring plan during the remainder of fiscal 2012.

Cash used for operating activities was $17.4 million during the nine months ended March 31, 2011. This use of cash is primarily a result of the $17.5 million net loss. We paid $13.6 million of restructuring liabilities during the nine months ended March 31, 2011, which included $1.5 million in severance paid to employees impacted by the restructuring announced in fiscal 2011.

Cash provided by investing activities

Net cash provided by investing activities during the nine months ended March 31, 2012 was $3.0 million, which primarily was due to the $10.3 million of maturities or sales of investments, net of purchases of investments, and the $5.2 million gain on sale of discontinued operations related to the location business sale, partially offset by the $0.5 million of property and equipment purchases and the payment of the $12.0 million related to the settlement of the Myriad litigation.

Net cash used for investing activities during the nine months ended March 31, 2011 was $9.9 million, which primarily was due to the $10.4 million of maturities or sales of investments, net of purchases of investments.

Cash flows provided by financing activities

Net cash provided by financing activities during the nine months ended March 31, 2012 was $0.8 million, resulting from the exercise of stock options during the period.

Net cash provided by financing activities during the nine months ended March 31, 2011 was $1.3 million, resulting from the exercise of stock options and the employee stock purchase plan during the period.

Operating Lease Obligations and Contractual Obligations

There has been no material change to our contractual obligations during the first nine months of fiscal 2012. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased all but one of our restructured facilities which will generate contractual sublease income in aggregate of approximately $9.4 million, resulting in a net future obligation on these properties of approximately $17.5 million through our fiscal 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2011, relates primarily to payments made in the normal course of business.

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

We have operated internationally and are exposed to potentially adverse movements in foreign currency rate changes. With the disposition of our product businesses as of April 30, 2012, we expect to have a significantly reduced exposure to foreign currency rate changes. Prior to April 30, 2012, we have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives was to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations totaled $(0.2) million for the nine months ended March 31, 2012. As of March 31, 2012, we had the following forward contracts (notional amounts in thousands):

		Foreign
	Notional	Currency	Date of
Currency	Amount	per USD	Maturity
AUD	2,300	1.04	4/30/2012
CAD	2,200	1.00	4/30/2012
EUR	1,700	0.75	4/30/2012
JPY	197,000	82.68	4/30/2012

As of March 31, 2012, the nominal value multiplied by the USD exchange rate of these forward contracts was $9.2 million. Our mark-to-market net unrealized loss on these contracts as of March 31, 2012 was $10,000.

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

As of March 31, 2012, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $66.2 million compared to $96.8 million at June 30, 2011. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2012 (dollars in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2012	2013	Thereafter	March 31, 2012 Total	March 31, 2012 Total
U.S. Government Agencies	$1,377	$3,298	$—	$4,675	$4,686
Certificates of Deposit	—	2,220	—	2,220	2,219
Commercial Paper	2,149	4,541	—	6,690	6,690
Corporate Bonds	2,522	17,981	—	20,503	20,510
Auction Rate Securities	—	—	5,238	5,238	4,316

	$6,048	$28,040	$5,238	$39,326	$38,421

Weighted-average interest rate		0.7%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Unwired Planet have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See discussion of Litigation in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, which disclosure is incorporated by reference here. These matters were also discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 1A. Risk Factors

The following risk factors have substantively changed from those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. These risk factors could materially affect our business, financial condition or future results. These risks are not the only risks facing Unwired Planet; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect our business, financial condition, and/or operating results.

Risks Related to Our Business

Our efforts to monetize our patents may not be successful, which may lead to expensive and time-consuming litigation.

We rely on a combination of patent, copyright and trade secret laws to protect our intellectual property or proprietary rights, although we believe that other factors such as the technological and creative skills of our personnel are just as essential to maintaining a technology leadership position. We also rely on trademark law to protect the value of our corporate brand and reputation. In addition, we have divested our product businesses and intend to take actions to realize the value of our patent portfolio by pursuing patent licensing agreements and/or litigation. These efforts may not result in additional revenues, and may also result in counter-claims being raised by third parties.

Despite our efforts to license and protect our intellectual property and proprietary rights, unauthorized parties may copy or otherwise obtain and use our technology or trademarks. Effectively policing and enforcing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

We have brought legal action against Apple Inc. and Research In Motion in our efforts to monetize our patents, which may be expensive and time-consuming and may lead to outcomes and counterclaims against us that may have an adverse effect on our business.

We have filed a complaint with the ITC in Washington, DC, with Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities from importing into the United States their products, including smart devices and tablet computers, that infringe our patents cited in the complaint. The complaint alleges that Apple and RIM infringe upon four of our patents that cover technology that gives consumers access to the Internet from their mobile devices. We also filed a similar complaint against Apple and RIM in the federal district court of Delaware, asserting the same claims and seeking an injunction and damages. These lawsuits may be time consuming and costly, and result in the significant diversion of management’s attention. Further, as is typical in lawsuits like these, we expect that Apple and RIM will assert counterclaims challenging the validity of our patents as well as claiming that we are violating their patents. Although we believe that our position is well founded, intellectual property litigation is uncertain, and if we are not able to prevail on our claims, our ability to monetize our patents will be substantially undermined. Further, if Apple and RIM are able to prevail on counterclaims that they may assert, then our ability to conduct our business may be negatively affected.

We may become involved in litigation proceedings related to our former customers.

We have retained certain ongoing liabilities with respect to indemnification claims related to our former customers that were initiated prior to the closing of the sale of our Messaging and Mediation product businesses to Openwave Mobility. Although we have not elected to do so in the past, we may elect to seek a license or otherwise settle outstanding claims of infringement. Any litigation related to such indemnification claims could be costly and time consuming and could divert our management and key personnel from our intellectual property strategy and our business operations. The complexity of the technology involved increases the risks associated with intellectual property litigation. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us one of our former customers which arose prior to the closing of the sale of our Messaging and Mediation product business for which we have retained liability could result in costly litigation as well as the payment of substantial damages or an injunction.

Our revenues may be unpredictable, and this may harm our financial condition.

Our business strategy to realize the value of our patent portfolio, which may include acquiring patents and patent applications, is expected to be unpredictable and volatile with respect to revenues in future periods. Our patent portfolio includes 200 issued U.S. and foreign patents and 75 pending patent applications and covers technologies used in a wide variety of industries. Acquisitions may expand and diversify our revenue generating opportunities. However, due to the nature of a licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from licensees or potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Focusing our business model on realizing the value of our intellectual property is a relatively recent initiative and may not result in anticipated benefits.

We announced the divestiture of our produces business in April 2012 and are focusing our efforts on realizing the value of our intellectual property. We have a limited operating history and a limited track record with respect to our intellectual property strategy, which could make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected. In addition, our intellectual property strategy may have other adverse consequences, such as employee attrition, the loss of employees with valuable knowledge or expertise, a negative impact on employee morale, or a gain in competitive advantage by our competitors over us. Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, and to perform our accounting, finance and administrative functions. We may not realize all of the anticipated benefits of our prior or any future strategies.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of March 31, 2012, we had an accumulated deficit of approximately $3.2 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to execute our intellectual property initiatives. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies with business strategies similar to ours.

If we are unable to successfully maintain or license existing patents or develop and acquire new patents and patent applications, our ability to generate revenues could be substantially impaired.

Our ability to compete in the future will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly, and may include acquiring new patents and patent applications with licensing and enforcement opportunities. While we expect for the foreseeable future to have sufficient liquidity and capital resources to maintain the level of maintenance and/or acquisitions necessary, various factors may require us to have greater liquidity and capital resources than we currently expect. If we are unable to successfully maintain and license our existing patents and acquire new patents and patent applications, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

Our success may depend in part upon our ability to retain the best legal counsel to represent us in patent enforcement litigation.

The success of our intellectual property licensing business may depend upon our ability to retain the best legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it may become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents their representation of us.

In connection with patent enforcement actions that we may conduct, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

Our exposure to uncontrollable outside influences, including new legislation and court rulings or actions by the United States Patent and Trademark Office, could adversely affect our ability to execute on our patent strategy and licensing initiatives and our results of operations.

We may spend a significant amount of resources to enforce existing and any newly acquired patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of any enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

In addition, it is difficult to predict the outcome of patent enforcement litigation at the trial level and the amount of time it may take to complete an enforcement action. It is often difficult for juries and trial judges to understand complex patents and patent applications, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we intend to diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Our acquisitions of patents and patent applications may be time consuming, complex and costly, which could adversely affect our operating results.

Our acquisitions of patents and patent applications may be time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of the acquisition agreements may be very heavily negotiated. As a result, we may incur significant operating expenses during the negotiations even where the acquisition is ultimately not consummated. In addition, as a result of any future acquisitions, we might need to issue additional equity securities, spend our cash or incur debt or assume significant liabilities, any of which could adversely affect our business and results of operations. Even if we successfully acquire particular patents, there is no guarantee that we will generate sufficient revenue related to those patents to offset the acquisition costs. While we intend to conduct confirmatory due diligence on the patents we are considering for acquisition, we may acquire patents from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interests in the patents and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the patents.

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

Natural or manmade disasters, business interruptions and health epidemics could disrupt our business.

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

At March 31, 2012 and June 30, 2011, we held auction-rate securities with a fair market value of approximately $4.3 million and $4.4 million, respectively, and a par value of $5.7 million. Between September 30, 2008 and March 31, 2012, we determined that the declines in the fair value of our remaining auction-rate securities were other-than-temporary and recorded impairment charges equal to $0.5 million, based on our estimate of fair value in our consolidated statement of operations for the corresponding quarters. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction-rate securities, our investment portfolio may continue to be impacted, and we could determine that some of these investments are further impaired. In addition, if we were to liquidate our position in these securities, the amount realized could be materially different than the estimated fair value amounts at which we are carrying these investments which could have a material adverse effect on our financial condition.

Adverse changes in general economic or political conditions could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control such as general geopolitical and economic conditions, conditions in the financial services markets and general political and economic developments. A weakening of the global economy, or economic conditions in the United States or other key markets, could harm our business. For example, there is increasing uncertainty about the direction and relative strength of the United States economy because of the various challenges that are currently affecting it. If the challenging economic conditions in the United States and other key countries persist or worsen, prospective licensees may delay or reduce spending. This could negatively impact our revenue-generating opportunities. Any of these events would likely harm our business, results of operations and financial condition.

In addition, our revenue-generating opportunities may depend on the use of our patents and patent applications by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees. Although economic conditions appear to be improving, recent uncertainties in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. If economic conditions do not continue to improve, or if they further deteriorate, many of our licensees’ customers, which may rely on credit financing, may delay or reduce their purchases of our licensees’ products and services. In addition, the use of our patents may be based on current and forecasted demand for our licensees’ products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources. If negative conditions in the global credit markets delay or prevent our licensees’ and their customers’ access to credit, overall consumer spending on licensing our patents may decrease and the use of our patents may slow. Further, if the markets in which our licensees’ participate do not continue to improve, or deteriorate further, this could negatively impact our licensees’ long-term sales and revenue generation, margins and operating expenses, which could in turn have an adverse effect on our business, results of operations and financial condition.

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

Our current credit agreement is secured by a pledge of all of our assets. If we were to default under our current credit agreement, including a default of our financial covenants, and were unable to obtain a waiver or an amendment for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations, if any, under the current credit agreement and could require us to put up cash collateral for any outstanding letter of credit balances. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations. On January 23, 2012, we entered into an Amendment to extend the maturity of the secured revolving credit facility to February 28, 2012 and reduce the amount of the line of credit facility from $40.0 million to $25.0 million. On April 12, 2012, we entered into an Amendment to extend the maturity of the secured revolving credit facility to April 28, 2013 and set minimum EBITDA levels. On May 4, 2012, we entered into an Amendment to reduce the amount of the line of credit from $25 million to $18 million, delete the Borrowing Base requirement, delete the minimum EBITDA covenant, delete the fee on undrawn amounts, and modify the Liquidity Coverage Ratio definition.

If we are unable to extend the maturity of the secured revolving credit facility for an additional twelve month period, our business could be adversely affected.

We depend on recruiting and retaining key management and technical personnel with telecommunications and Internet software experience.

Our performance depends on attracting and retaining key management and other employees with the requisite expertise. In particular, our future success depends in part on the continued service of many of our current employees, including key executives and technical employees. Competition for qualified personnel in the telecommunications and Internet software industries is significant, especially in the San Francisco Bay Area in which we are located. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is generally difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. Competitors and others have in the past, and, may in the future, attempt to recruit our employees. In the event of turnover within key positions, integration of new employees will require additional time and resources, which could adversely affect our business plan. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

Risks Related to Owning Our Common Stock

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our licensing revenue is difficult to forecast and is likely to fluctuate from quarter to quarter.

Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	restructuring or impairment charges we may take;

•	the timing of the receipt of periodic license fee payments;

•	fluctuations in the net number of active licensees period to period;

•	costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

•	the timing of payments under the terms of any license agreements into which we may enter;

•	expenses related to, and the timing and results of, patent filings and other enforcements proceedings relating to intellectual property rights;

•	revenue recognition and other accounting policies;

•	the perceived relevance and value in our existing patent asset portfolio by existing or potential licensees;

•	changes in and timing of new governmental, statutory and industry association laws, regulations, procedures or requirements;

•	fluctuations in currency exchange rates; and

•	industry and economic conditions, including competitive pressures or conditions that affect the intellectual property risk and management of existing or potential licensees.

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report. In addition, the stock market in general has, and the NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

Item 6. Exhibits

See the Index to Exhibits, which follows the signature page of this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012

Unwired Planet, Inc.

By:	/s/ Anne Brennan
Anne Brennan
Chief Financial Officer
(Principal Financial and Chief Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.2	Asset Purchase and Sale Agreement, dated April 15, 2012 between Openwave Systems Inc and OM1, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2012 (Commission No. 001-16703)).

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc.

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011 (Commission
No. 001-16703)).

3.5	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Openwave Systems Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

4.2	Tax Benefits Preservation Agreement, dated as of January 28, 2012, between Openwave Systems Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 30, 2012 (Commission No. 001-16703)).

4.3	Exemption Agreement dated April 9, 2012, between Openwave Systems Inc. and Quantum Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012 (Commission No. 001-16073)).

10.1	Amendment No. 7 to Loan and Security Agreement between Openwave Systems Inc. and Silicon Valley Bank.

10.2	Amendment No. 8 to Loan and Security Agreement between Openwave Systems Inc. and Silicon Valley Bank.

10.3	Amendment No. 9 to Loan and Security Agreement between Openwave Systems Inc. and Silicon Valley Bank.

10.4	Amendment No. 10 to Loan and Security Agreement between Unwired Planet, Inc. and Silicon Valley Bank.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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