Form 10-K/A
period 2012-06-30
UNWIRED PLANET, INC.
filed 2012-10-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2012 Annual Meeting of Stockholders—Part III, Items 10, 11, 12, 13 and 14.

Explanatory Note

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Unwired Planet, Inc. for the fiscal year ended June 30, 2012 is to furnish Exhibit 101 to the Form 10-K within the 30-day grace period provided for the initial submission of interactive data files with detail tagging requirements in accordance with Rule 405(a)(2) of Regulation S-T.

This amendment on Form 10-K/A does not change any other items in the Form 10-K as originally filed, nor does this amendment on Form 10-K/A reflect subsequent events occurring after the original filing date of the Form 10-K.

1

Exhibit Index

Exhibit Number	Description
2.2	Asset Purchase and Sale Agreement, dated April 15, 2012 between Unwired Planet, Inc. (as successor in interest to Openwave Systems Inc., the “Company”) and OM1, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2012 (Commission No. 001-16703)).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011 (Commission No. 001-16703)).

3.4	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Company. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2003 (Commission No. 001-16703)).

4.2	Tax Benefits Preservation Agreement, dated as of January 28, 2012, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

4.3	Exemption Agreement dated April 9, 2012, between the Company and Quantum Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012 (Commission No. 001-16073)).

10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000 (Commission No. 001-16703)).

10.2	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001 (Commission No. 001-16703)).
10.3	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2001 (Commission No. 001-16703)).

10.4	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on February 14, 2007 (Commission No. 001-16703)).

10.5	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2002 (Commission No. 001-16703)).

10.6	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2004 (Commission No. 001-16703)).

Exhibit Number	Description
10.7	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2004 (Commission No. 001-16703)).

10.8	Openwave Systems Inc. Amended and Restated Executive Severance Benefit Policy, amended effective September 15, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.9	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2008 (Commission No. 001-16703)).

10.10	Form of Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.11	Form of Change of Control Severance Agreement for the Holding Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.12	Form of Change of Control Severance Agreement for the Messaging Business Unit (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.13	Form of Change of Control Severance Agreement for the Mediation Business Unit (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.14	First Amendment to Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012 (Commission No. 001-16703)).

10.15	Openwave Systems Inc. Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 11, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).).

10.16	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.17	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective December 3, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 001-16703)).

10.18	Form of Notice of Stock Option Grant and Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on with the Securities and Exchange Commission on December 4, 2009 (Commission No. 001-16703))

10.19	Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 001-16703)).

10.20	Loan and Security Agreement dated as of January 23, 2009, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2009 (Commission No. 001-16703)).

Exhibit Number	Description
10.21	Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2010 (Commission No. 001-16703)).

10.22	Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2010 (Commission No. 001-16703)).

10.23	Amendment No. 3 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (Commission No. 001-16703)).

10.24	Amendment No. 4 to Loan and Security Agreement and Limited Waiver between the Company and Silicon Valley Bank dated April 26, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2011 (Commission No. 001-16703)).

10.25	Amendment No. 5 to Loan and Security Agreement between the Company and Silicon Valley Bank dated September 6, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.26	Amendment No. 6 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 23, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.27	Amendment No. 7 to Loan and Security Agreement between the Company and Silicon Valley Bank dated February 24, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

10.28	Amendment No. 8 to Loan and Security Agreement between the Company and Silicon Valley Bank dated March 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

10.29	Amendment No. 9 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 16, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

10.30	Amendment No. 10 to Loan and Security Agreement between the Company and Silicon Valley Bank dated May 4, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

10.31	Limited Waiver to Loan and Security Agreement dated February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2011).

10.32	Employment Offer Letter between the Company and Anne Brennan dated March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (Commission No. 001-16703)).

10.33	Employment Offer Letter between the Company and Kenneth D. Denman dated October 28, 2008 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

Exhibit Number		Description
10.34		Employment Offer Letter between the Company and John Giere dated June 16, 2009 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

10.35		Openwave Systems Inc. Amended and Restated Fiscal Year (FY) 2012 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.36		Separation Letter Agreement between the Company and Kenneth D. Denman dated September 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.37		Employment Offer Letter between the Company and Michael C. Mulica dated October 3, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.38		Form of Letter Agreement with Directors Resigning from the Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2012 (Commission No. 001-16703)).

10.39	*	Employment Agreement between the Company and Timothy M. Robbins dated June 11, 2012 effective December 2011.

10.40	*	Employment Agreement between the Company and Daniel Mendez dated June 11, 2012 effective December 2011.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with Registrant’s Annual Report on Form 10-K with the SEC on September 7, 2012.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 9, 2012

UNWIRED PLANET, INC.

By:	/S/ ANNE BRENNAN
Anne Brennan Chief Financial Officer (Principal Financial and Chief Accounting Officer And Duly Authorized Officer)