Form 10-Q
period 2012-09-30
UNWIRED PLANET, INC.
filed 2012-11-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-16073

UNWIRED PLANET, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 South Virginia Street, Suite 201 Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

(775)_980-2345

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

As of October 31, 2012 there were 90,384,693 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.
Controls and Procedures	26

PART II. OTHER INFORMATION	27

Item 1.
Legal Proceedings	27
Item 1A.
Risk Factors	27
Item 4.
Mine Safety Disclosures	32
Item 6.
Exhibits	33

SIGNATURES	34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,139	$39,709
Short-term investments	38,836	43,860
Prepaid and other current assets	2,767	3,960

Total current assets	72,742	87,529
Property and equipment, net	460	452
Long-term investments	7,305	9,423
Deposits and other assets	89	89

Total assets	$80,596	$97,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,988	$6,088
Accrued liabilities	6,446	8,119
Accrued restructuring costs	9,442	12,871

Total current liabilities	23,876	27,078
Accrued restructuring costs, net of current portion	659	827
Long-term taxes payable and other	719	959

Total liabilities	25,254	28,864

Commitments and contingencies
Stockholders’ equity:
Common stock	89	89
Additional paid-in capital	3,203,860	3,202,080
Accumulated other comprehensive loss	(741)	(784)
Accumulated deficit	(3,147,866)	(3,132,756)

Total stockholders’ equity	55,342	68,629

Total liabilities and stockholders’ equity	$80,596	$97,493

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,
	2012	2011
Revenue:
Patents	$3	$15,021

Total revenue	3	15,021

Operating costs and expenses:
Sales and marketing expense	78	375
Patent licensing expenses	5,559	1,724
General and administrative	3,791	1,686
Restructuring and other related costs	457	551

Total operating costs and expenses	9,885	4,336

Operating income (loss) from continuing operations	(9,882)	10,685
Interest income	78	88
Interest expense	(3)	(60)
Other income (expense), net	(25)	34

Income (loss) from continuing operations	(9,832)	10,747

Discontinued operations:
Loss on sale of discontinued operations	$(750)	—
Discontinued operations, net of tax	(4,528)	(8,106)

Loss from discontinued operations	(5,278)	(8,106)

Net income (loss)	$(15,110)	$2,641

Basic net income (loss) per share from:
Continuing operations	$(0.11)	$0.12
Discontinued operations	(0.06)	(0.09)

Net income (loss)	$(0.17)	$0.03

Shares used in computing basic net income (loss) per share	89,971	85,482
Diluted net income (loss) per share from:
Continuing operations	$(0.11)	$0.12
Discontinued operations	(0.06)	(0.09)

Net income (loss)	$(0.17)	$0.03

Shares used in computing diluted net income (loss) per share	89,971	86,432

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,
	2012	2011
Net income (loss)	$(15,110)	$2,641
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	38	(226)

Total other comprehensive income (loss)	38	(226)

Comprehensive income (loss)	$(15,072)	$2,415

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(15,110)	$2,641
Loss on sale of discontinued operations	750	—
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	144	1,572
Stock-based compensation	509	585
Non-cash restructuring charges	100	212
Provision for (recovery of) doubtful accounts	—	197
Amortization of premiums/discounts on investments, net	300	307
Changes in operating assets and liabilities:
Accounts receivable	—	(14,516)
Prepaid assets, deposits, and other assets	1,193	231
Accounts payable	2,536	(2,525)
Accrued liabilities	(1,559)	(24)
Accrued restructuring costs	(3,697)	(1,440)
Deferred revenue	—	(4,694)

Net cash used for operating activities	(14,834)	(17,454)

Cash flows from investing activities:
Purchases of property and equipment	—	(389)
Payments to vendors related to the sale of discontinued operation	(1,893)	—
Payment of settlement related to discontinued operation	—	(12,000)
Purchases of short-term investments	(4,361)	(981)
Proceeds from sales and maturities of short-term investments	12,190	7,418
Purchases of long-term investments	(948)	—
Proceeds from sales and maturities of long-term investments	5	3

Net cash provided by (used for) investing activities	4,993	(5,949)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,271	119

Net cash provided by financing activities	1,271	119

Net decrease in cash and cash equivalents	(8,570)	(23,284)
Cash and cash equivalents at beginning of period	39,709	47,266

Cash and cash equivalents at end of period	$31,139	$23,982

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Unwired Planet, Inc. (the “Company” or “Unwired Planet”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2012 and June 30, 2012, and the results of operations for the three months ended September 30, 2012 and 2011 and cash flows for the three months ended September 30, 2012 and 2011. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The Company entered an agreement for the sale of the location product line on February 1, 2012. On April 16, 2012, the Company announced the disposition of the mediation and messaging product lines, which is the remainder of the Company’s product-related business. The Company accounted for the sale of the location product line and the sale of the mediation and messaging product lines as a discontinued operation. Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect both the location and the mediation and messaging businesses as discontinued operations. On April 30, 2012, the Company completed the sale of the mediation and messaging businesses to Openwave Mobility, Inc. (“Openwave Mobility”), formerly OM 1, inc. Unless noted otherwise, discussions in the notes to the unaudited condensed consolidated financial statements pertain to the Company’s continuing operations.

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

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company announced the sale of its location product operations for a purchase price of $6.0 million. On April 16, 2012, the Company announced the disposition of the mediation and messaging businesses. The sale of these businesses was designed to allow the Company to focus on realizing the value of its intellectual property, which is likely to require significant legal expense in pursuing payments for the licensing of the Company’s patents. To date, the Company has entered into patent licensing agreements with two licensees, most recently, in the first quarter of fiscal 2012, the Company entered into a license agreement with Microsoft whereby the Company licensed rights to all of its patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, during the first quarter of fiscal 2011 the Company licensed a number of patents to a licensee which generated $4.0 million in patent revenue for the period.

The Company currently derives its ongoing patent royalty revenues from one of its licensees. The timing of future patent licensing transactions, if any, can create significant variability in the timing and level of Company revenues and profitability.

Revenue Recognition

The Company recognizes revenue from the licensing of the Company’s intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. To date, our patent license agreements have provided for the grant of perpetual licenses, covenants-not-to-sue, and releases from any pending litigation, upon execution of the agreement. To date, revenue from upfront payments from licensees for the licensing of the Company’s patents has been recognized when the arrangement is mutually signed, since there has been no delivery or future performance obligation and the other three criteria are met upon signing the arrangement. When patent licensing arrangements include royalties for future sales of the licensee’s products using the Company’s licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the fixed and determinable criteria is met.

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended September 30,
	2012	2011
Stock-based compensation related to:
Grants of nonvested stock	$218	$62
Stock options granted to employees and directors	215	72
Employee stock purchase plan	3	—
Stock options granted to employees of discontinued operations	73	451

Stock-based compensation recognized in the condensed consolidated statements of operations	$509	$585

During the three months ended September 30, 2012 and 2011, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company did not grant any options during the first quarter of fiscal 2013.

	Three Months Ended September 30,
	2012	2011
Expected volatility	N/A	78.0%
Expected dividends	N/A	—
Expected term (in years)	N/A	3.89 -3.98
Risk-free rate	N/A	0.8%

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

(b) Employee Stock Purchase Plan

Under the the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. Effective November 15, 2012, the ESPP will be suspended. The amount of stock-based compensation expense recognized relating to the ESPP during the three months ended September 30, 2011 was $0.1 million. The amount of stock-based compensation expense recognized relating to the ESPP during the three months ended September 30, 2012 was immaterial.

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

(c) Equity awards activity

A summary of option activity, including discontinued operations, from July 1, 2012 to September 30, 2012 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	8,302	$3.06
Options granted	50	—
Exercised	(793)	1.60
Forfeited, canceled or expired	(2,141)	6.14

Outstanding at September 30, 2012	5,418	$2.03	5.21	$1,764

Vested and expected to vest at September 30, 2012	4,889	$2.08	4.89	$1,556

Exercisable at September 30, 2012	2,921	$2.46	2.94	$670

The weighted average grant date fair values of options granted during the three months ended September 30, 2012 and 2011 were $1.78 and $1.09, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $0.4 million and $41 thousand, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards, including discontinued operations, from July 1, 2012 to September 30, 2012 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2012	180	$1.93
Nonvested shares granted	—	—
Vested	(6)	2.10
Forfeited	—	—

Nonvested at September 30, 2012	174	$1.92

The total fair value of shares vested, including discontinued operations, during the three months ended September 30, 2012 was $12,600. As of September 30, 2012, there was $1.5 million of total unrecognized compensation cost, which includes amounts related to employees providing transitional services that will be included in discontinued operations, related to all unvested share awards and options. That cost is expected to be recognized on a declining basis as the shares vest over the next three years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Stock-based compensation by category:
Sales and marketing	$1	$—
Patent initiative	—	—
General and administrative	435	134
Discontinued operations	73	451

	$509	$585

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 22) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Comprehensive Income in Accounting Standards Update No. 2011-05 , was issued. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is applied retrospectively. Accordingly, the Company adopted the new guidance on July 1, 2012, and elected to present separate consolidated statements of comprehensive income.

Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“Update 2011-08”), allows entities to use a qualitative approach to test goodwill for impairment. Update 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Update 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Accordingly, the Company adopted the new guidance on July 1, 2012, and determined that it did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

	Three Months Ended September 30,
	2012	2011
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	175	—
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	1,943	—
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	4,599	6,970

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

Upon the sale of the Location business, the Location product businesses’ financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. As of September 30, 2012, there were no assets or liabilities attributable to the Location product business due to the sale of the discontinued operation on February 1, 2012.

On April 30, 2012, the Company sold the Mediation and Messaging product lines to Openwave Mobility. These sales complete the divestiture of Unwired Planet’s product business. As such, the historical results of the product business has been reclassified and presented as discontinued operations. Openwave Mobility paid $49.6 million in cash, which was subject to certain working capital adjustments thereto as provided in the Asset Purchase and Sale Agreement, upon the closing of the transaction. Subsequent to fiscal 2012, the Company settled all working capital adjustments with Openwave Mobility, resulting in a loss on the sale of discontinued operations of $750,000, which was recorded in the first quarter of fiscal 2013. As of June 30, 2012, the Company had accrued $1.3 million for working capital adjustments. The total amount of working capital adjustments was therefore $2.1 million, which was refunded to Openwave Mobility in October 2012.

The Company and Openwave Mobility also entered into a transition services agreement (“TSA”) under which the Company provided accounting and other services to Openwave Mobility which concluded in October 2012. Openwave Mobility paid a flat fee for these services per month. The costs of providing these services that were incremental to the flat fee are reflected in discontinued operations on the statement of operations.

The financial results of the product business included in discontinued operations were as follows (in thousands):

	Three Months ended September 30,
	2012	2011
Revenue of discontinued operations	$—	$37,375

Loss from discontinued operations	(4,525)	(7,648)
Income tax (benefit) expense	3	458

Net loss from discontinued operations, net of taxes	$(4,528)	$(8,106)

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

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

All of the Company’s revenues related to the ongoing intellectual property business have been from two customers, as shown in the following table:

	Three Months Ended % of Total Revenue Three Months Ended September 30,
	2012	2011
Customer:
Microsoft	—	100%
Mobixell Networks	100%	0%

(5) Balance Sheet Components

(a) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows as of the dates noted (in thousands):

	September 30, 2012	June 30, 2012
Net unrealized gains (losses) on marketable securities:
Unrealized gain (loss) on marketable securities not other-than-temporarily impaired	$23	$(11)
Unrealized loss on marketable securities other-than-temporarily impaired	(797)	(801)

Net unrealized loss on marketable securities	(774)	(812)
Interest on marketable securities	33	28

Total Accumulated other comprehensive loss	$(741)	$(784)

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2013	2014	Thereafter	September 30, 2012	September 30, 2012
U.S. Government Agencies	$2,450	$3,008	$—	$5,458	$5,464
Certificates of Deposit	1,280	905	—	2,185	2,185
Commercial Paper	3,497	—	—	3,497	3,497
Corporate Bonds	27,872	4,865	—	32,737	32,754
Auction Rate Securities	—	—	3,038	3,038	2,241

	$35,099	$8,778	$3,038	$46,915	$46,141

	September 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$5,458	$6	$—	$5,464
Certificates of Deposit	2,185	—	—	2,185
Commercial Paper	3,497	—	—	3,497
Corporate Bonds	32,737	19	(2)	32,754
Auction Rate Securities	3,038	—	(797)	2,241

	$46,915	$25	$(799)	$46,141

	June 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$6,064	$7	$(1)	$6,070
Commercial Paper	7,844	—	—	7,844
Certificates of Deposit	2,220	—	—	2,220
Corporate Bonds	36,429	10	(27)	36,412
Auction Rate Securities	3,038	—	(801)	2,237

	$55,595	$17	$(829)	$54,783

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

During the three months ended September 30, 2012 and 2011 there were no OTTI charges in earnings.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	$8,138	$(2)	$—	$—	$8,138	$(2)
Auction Rate Securities	—	—	2,241	(797)	2,241	(797)

	$8,138	$(2)	$2,241	$(797)	$10,379	$(799)

	As of June 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,765	$(1)	$—	$—	$2,765	$(1)
Corporate Bonds	30,750	(27)	—	—	30,750	(27)
Auction Rate Securities	—	—	2,237	(801)	2,237	(801)

	$33,515	$(28)	$2,237	$(801)	$35,752	$(829)

As of September 30, 2012, the Company had 19 investments in an unrealized loss position. As of June 30, 2012, the Company had 54 investments in an unrealized loss position.

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

The carrying value of the Company’s cash and cash equivalents approximates their fair value and is based on level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2012.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$30,897	$—	$—	$30,897
Short-term investments:
Certificates of Deposit	1,945	—	—	1,945
Commercial Paper	3,497	—	—	3,497
Corporate Bonds	30,619	—	—	30,619
U.S. Government Agencies	2,775	—	—	2,775
Long-term investments:
Certificates of Deposit	240	—	—	240
Corporate Bonds	2,135	—	—	2,135
U.S. Government Agencies	2,689	—	—	2,689
Auction Rate Securities	—	—	2,241	2,241

Total Assets	$74,797	$—	$2,241	$77,038

	Fair value of securities as of June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$37,488	$—	$—	$37,488
Commercial Paper	1,500	—	—	1,500
Short-term investments:
Municipal Bonds
Certificates of Deposit	2,220	—	—	2,220
Commercial Paper	6,344	—	—	6,344
Corporate Bonds	31,991	—	—	31,991
U.S. Government Agencies	3,305	—	—	3,305
Long-term investments:
Corporate Bonds	4,421	—	—	4,421
U.S. Government Agencies	2,765	—	—	2,765
Auction Rate Securities	—	—	2,237	2,237

Total Assets	$90,034	$—	$2,237	$92,271

Auction Rate Securities (“ARS”)

As of September 30, 2012, $2.2 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of this ARS based on (1) financial standing of the issuer; (2) size of position held and the liquidity of the market; (3) contractual restrictions on disposition; (4) pending public offering with respect to the financial instrument; (5) pending reorganization activity affecting the financial instrument; (6) reported prices and the extent of the public trading in similar financial instruments of the issuer or comparable companies; (7) ability of the issuer to obtain required financing; (8) changes in the economic conditions affecting the issuer; (9) a recent purchase of the sale of a security of the issuer; (10) pricing by other dealers in similar securities; (11) financial statements of any underlying ARS portfolio investments; (12) successful auction/early redemption; (13) failing auctions until maturity; or (14) default and the estimated cash flows for each scenario. Other factors were considered, such as interest rate effects, liquidity, trinomial probabilities, recovery rates, value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable. Assumptions of probabilities of default, probabilities of passing auction, and probabilities of earning the maximum rate for each period are based upon the risks, the underlying investments collateralizing the ARS, the maturity date of the ARS, the maximum rate of the ARS and current market conditions, and third party professional judgment.

Assumptions of probabilities of default, probabilities of passing auction, and probabilities of earning the maximum rate for each period are based upon the risks, the underlying investments collateralizing the ARS, the maturity date of the ARS, the maximum rate of the ARS and current market conditions, and third party professional judgment.

As of September 30, 2012, the ARS instrument remaining was rated BBB by Standard and Poor’s and all of the $3.5 million par value of this illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2012	$2,237
Change in unrealized losses included in other comprehensive income	4

Balance at September 30, 2012	$2,241

(7) Borrowings

Credit Agreement

The Company has a secured revolving credit facility with Silicon Valley Bank. As of September 30, 2011, the borrowing base was $40.0 million. On May 4, 2012, the Company entered into an amendment to reduce the amount of the line of credit from $25.0 million to $18.0 million, delete the Borrowing Base requirement, delete the minimum EBITDA covenant, delete the fee on undrawn amounts, and modify the Liquidity Coverage Ratio definition.

The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of September 30, 2012, the revolving credit facility bears interest at 4% per annum. Effective with the May 4, 2012 amendment, the Company will not pay a fee on any undrawn amounts under the credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender. In April 2012, the Company paid a $75 thousand commitment fee to the lender.

As of September 30, 2012, the Company had letters of credit outstanding against the revolving credit facility totaling $17.4 million, reducing the available borrowings on the revolving credit facility.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet a specified minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the

Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of September 30, 2012, the Company was in compliance with all debt covenants.

(8) Commitments and Contingencies

Litigation

In the Matter of Certain Devices of Mobile Communication

On August 31, 2011, the Company filed a complaint with the International Trade Commission (“ITC”) in Washington, DC, with Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp. as proposed respondents, requesting that the ITC bar Apple and the Research In Motion entities (“RIM”) from importing into the United States their products, including smart devices and tablet computers, that infringe certain of the Company’s patents. The complaint alleges that Apple and RIM infringe upon four of the Company’s patents that cover technology that, among other things, give consumers access to the Internet from their mobile devices. On September 28, 2012, the Administrative Law Judge in the case issued a claim construction order, which provided the meaning of disputed terms in the claims of the patents at issue. On October 1, 2012, the Company filed a motion for clarification, to which the court issued an additional order on October 5, 2012. In these orders, all four patents in the ITC case have been construed in at least one way that significantly weakens the Company’s infringement case. On October 11, 2012, a joint motion was filed by all of the parties to stay the pending investigation, however, this joint motion was denied. The Company decided to withdraw its complaint with the ITC, in order to pursue the matter in its pending case in the Federal District Court of Delaware, which had initially been filed on August 31, 2011 in parallel with the ITC case.

Openwave Systems Inc. v. Apple Inc., Research in Motion Ltd, and Research in Motion Corp.

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter is stayed pending the certified termination by the ITC.

Unwired Planet LLC v. Apple Inc. & Unwired Planet LLC v. Google, Inc.

On September 20, 2012, the Company filed two separate complaints in in the U.S. District Court for the District of Nevada, charging Apple with infringing 10 of its patents, and charges Google with infringing 10 different patents. Together, the two cases charge infringement of a total of 20 patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies and location-based services such as mapping and advertising.

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

Indemnification claims

Prior to the sale of the Company’s product businesses, the Company’s software license and services agreements generally included a limited indemnification provision for claims from third parties relating to its intellectual property. In connection with the sale of the Company’s product businesses, the Company retains certain ongoing liabilities with respect to indemnification claims related to its former customers that were initiated prior to the sale of the Location business line and the Messaging and Mediation product businesses. As of September 30, 2012, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

Three licensees of the Company are seeking indemnification from the Company under their respective license agreements in connection with being named as defendants in two matters pending in the United States District Court for the Eastern District of Texas captioned Unified Messaging Solutions, Inc. v. Google, et al. (Civil Action No. 6:11cv00464) and Unified Messaging Solutions, Inc. v. Facebook, et al. (Civil Action No. 6:11cv00120 (the “Actions”). Plaintiff in the Actions alleges that the licensees’ web-based communication services infringe patents allegedly owned by the plaintiff and the licensees claim that their web-based services are comprised of products licensed from the Company. The Company has assumed the defense on behalf of two of the licensees. With respect to the third, the licensee is conducting its own defense and has requested that the Company indemnify it for one-third of its defense costs and any damages awarded. The Company does not believe it is liable to reimburse these costs.

As of September 30, 2012, no amount is accrued for indemnifications as there were no existing claims where a loss is considered probable. Historically, costs related to these indemnification provisions have been infrequent and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of fiscal 2012, and various other restructurings in fiscal 2002 through 2011. Most recently, the Company announced a restructuring on November 7, 2012 in relation to its relocation of its headquarters to Reno, Nevada. The Company had estimated a $0.3 million charge as of September 30, 2012, related to severance as a result of this relocation. The Company expects additional restructuring expense under this plan will be recorded during the second quarter of fiscal 2013 and is estimated to be $1.2 million, which includes approximately $0.2 million in severance payments and $1.0 million in facility charges, of which $0.2 million is a non-cash charge for accelerated depreciation. These amounts are expected to be paid through June 30, 2013.

The Company implemented a restructuring plan in fiscal 2012 (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the second quarter of fiscal 2012, the Company incurred $1.4 million in facility charges associated with restructuring reduction of space used for the Company’s headquarters under this plan. The Company also incurred $4.9 million in restructuring charges related to severance, of which $0.5 million is included in continuing operations and $4.4 million is included in discontinued operations in the first fiscal quarter of 2012. The Company expects to pay all of the remaining $0.6 million facilities related accrual by June 30, 2013.

The following table sets forth the restructuring liability activity from June 30, 2012 through September 30, 2012 (in thousands):

	FY 02 to FY 09 Restructuring Plans	FY 10 Restructuring Plan	FY 12 Restructuring Plan		FY 13 Restructuring Plan	Total Accrual
	Facility	Facility	Facility	Severance	Severance
Accrual balances as of June 30, 2012	$12,518	$333	$802	$45	$—	$13,698
New charges	8	—	13	—	337	358
Accretion expense	99	1	—	—	—	100
Cash paid, net of sublease income	(3,766)	(69)	(215)	(5)	—	(4,055)

Balance as of September 30, 2012	$8,859	$265	$600	$40	$337	$10,101

As of September 30, 2012, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $5.9 million of future sublease income from third parties. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at September 30, 2012 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2013 (remaining)	$13,626	$(4,609)	$9,017
2014	1,631	(1,023)	608
2015	499	(232)	267

	$15,756	$(5,864)	$9,892

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

The unrecognized tax benefits was $0.9 million as of September 30, 2012 and June 30, 2012.

Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, it is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may decrease by up to $0.3 million within the next twelve months due to audit settlements and/or the expirations of statutes of limitation.

The Company files U.S. federal, U.S. state and foreign tax returns. For federal returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2011. Because of net operating loss carry forwards, substantially all of the Company’s tax years, from fiscal 1995 through fiscal 2010, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

(11) Subsequent Events

On November 7, 2012 the Company announced a restructuring in relation to its relocation of its headquarters to Reno, Nevada. The Company had estimated a $0.3 million charge as of September 30, 2012, related to severance as a result of this relocation. The Company expects additional restructuring expense under this plan will be recorded during the second quarter of fiscal 2013 and is estimated to be $1.2 million, which includes approximately $0.2 million in severance payments and $1.0 million in facility charges, of which $0.2 million is a non-cash charge for accelerated depreciation. These amounts are expected to be paid through June 30, 2013.

Separately, the Company expects to incur approximately $1.0 million in expense related to the exercise of change of control provisions by two employees during the second fiscal quarter following the sale of the product businesses. This charge will be recorded in discontinued operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 7, 2012, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview of Our Business

Unwired Planet, Inc. (referred to as “Unwired Planet”, “our”, “we” or “us”) is an intellectual property and technology licensing company. Over the years, we have amassed a patent portfolio of approximately 200 issued United States and foreign patents and approximately 75 pending applications, many of which are considered formative to mobile communications.

Unwired Planet, formerly known as Openwave Systems Inc., was incorporated in 1994 as a Delaware corporation, and we completed our initial public offering in June 1999. Our principal executive offices are located at 170 South Virginia Street, Suite 201, Reno, Nevada 89501. Our telephone number is (775)_980-2345 . Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge through our website at www.unwiredplanet.com , as soon as reasonably practicable after we file or furnish such material with the Securities and Exchange Commission (SEC). Information contained on our website is not incorporated by reference to this Quarterly Report.

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

Until recently, we were primarily a software company delivering mediation and messaging solutions to communication service providers. On January 12, 2012, we announced our pursuit of strategic alternatives for our product operations, and sold our product businesses as of April 30, 2012 – See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.

Overview of Financial Results During the Three Months Ended September 30, 2012

The following table represents a summary of our operating results from continuing operations for the three months ended September 30, 2012, compared with the three months ended September 30, 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Percent Change
	(unaudited)
Revenues	$3	$15,021	-100%
Operating expenses	9,885	4,336	128%

Operating income (loss)	(9,882)	10,685	-192%
Interest and other income, net	50	62	-19%

Net income (loss) from continuing operations	$(9,832)	$10,747	-191%

Revenues decreased during the three months ended September 30, 2012, compared to the corresponding period of the prior year. See discussion of Revenues below under the “Summary of Operating Results.”

Overall, operating expenses increased during the three months ended September 30, 2012, compared with the corresponding period of the prior year. These increases are primarily due to increased spending on patent licensing, as discussed in further detail under “Summary of Operating Results” below.

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

There have been no material changes to our critical accounting policies and estimates since our fiscal year end on June 30, 2012.

For further discussion of our critical accounting policies and judgments, please refer to the Notes to our condensed consolidated financial statements included in this Form 10-Q and to our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Summary of Operating Results

Three Months Ended September 30, 2012 and 2011

Revenues

We generate patent revenue, which is derived from licensing our intellectual property.

To date our patent revenues have been from two customers, as shown in the following table:

	Three Months Ended
	% of Total Revenue
	Three Months Ended
	September 30,
	2012	2011
Customer:
Microsoft	—	100%
Mobixell Networks	100%	0%

Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended
	September 30,		Percent Change
	2012	2011
Revenues:
Patents	$3	$15,021	-100%

Total Revenues	$3	$15,021	-100%

Percent of revenues:
Patents	100%	100%

Total Revenues	100%	100%

Patents Revenues

During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additonally, we receive royalties related to patent license agreement entered into in the first quarter of fiscal 2011. We intend to continue to seek monetization opportunities for our intellectual property; however, there can be no guarantee that our efforts will be successful.

Operating Expenses

The following table represents operating expenses for the three months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Percent Change
	2012	2011
Operating expenses:
Sales and marketing expense	$78	$375	-79%
Patent licensing expenses	5,559	1,724	222%
General and administrative	3,791	1,686	125%
Restructuring and other related costs	457	551	-17%

Total Operating Expenses	$9,885	$4,336	128%

Percent of Revenues:
Sales expense	*nm	2%
General and administrative	*nm	11%
Patent initiative expenses	*nm	11%

*not meaningful

Sales and marketing expense

Sales and marketing expenses include salary and benefit expenses and travel expenses for our marketing personnel, as well as any commissions related to our patent revenues. Sales and marketing expenses also include the costs of public relations, promotional materials and other market development programs.

Sales and marketing expense decreased by approximately 79% in the first quarter of fiscal 2013 as compared with the prior year’s period. This decrease was primarily due to the fact that the expense in fiscal 2012 related to a commission on the patent deal signed during the quarter, with no such comparable payment made in the first quarter of fiscal 2013.

Patent licensing expenses

Patent licensing expenses include legal and consulting costs related to licensing our patents, which includes litigation expenses to protect our patents and our licensing business when necessary, as well as labor costs for employees engaged in these activities on a full-time basis. Litigation, when necessary, forms the substantial majority of the expense.

During the three months ended September 30, 2012, patent licensing expenses increased by 222% compared with the corresponding period in the prior year. This increase is primarily due to a $3.6 million increase in legal expenses associated with patent litigation, which includes legal fees supporting the ITC and Delaware District Court cases filed and announced in August 2011, as well as the patent infringement cases filed against each of Apple Inc. and Google Inc. filed in Federal Court in Nevada in September 2012. Additionally, there was an increase of approximately $0.2 million related to labor and related administrative costs in the first quarter of fiscal 2013 as compared to the prior year’s period.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and facility costs for our finance, legal, information services and executive personnel. General and administrative expenses also include outside accounting fees.

During the three months ended September 30, 2012, general and administrative costs increased 125% compared with the corresponding period in the prior year. This increase is primarily due to an increase of $0.6 million in labor costs, mainly due to a $0.3 million increase in stock-based compensation related to option grants made since the prior year, as well as to an increase in bonus costs to key employees. We also experienced a $0.2 million increase in temporary resources assigned to the continuing operation to facilitate transitioning systems and processes suitable to a smaller company. Legal and professional fees increased $0.6 million which primarily related to assistance with potential strategic alternatives. Recruiting and travel fees increased by $0.3 million due to increased activity.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended September 30, 2012, remained relatively consistent with the prior year’s period. The prior year’s restructuring expense primarily consisted of a $0.5 million severance charge for an executive, while the current year’s period contained a $0.3 million charge related to estimated severance as a result of our announced relocation to Reno, Nevada.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Interest Income

Interest income was approximately $0.1 million for both the three months ended September 30, 2012 and for the three months ended September 30, 2011.

Interest Expense

Interest expense was approximately $3,000 for the three months ended September 30, 2012, which was a decrease from the prior year’s period primarily due to a decline in the outstanding amounts for our letters of credit.

Discontinued Operations

We completed the sale of our location product line on February 1, 2012. On April 30, 2012, we completed the disposition of the mediation and messaging product lines, which completed the divestiture of the product business. We classified the product business’ financial results as discontinued operations in our condensed consolidated financial statements for all periods presented. Unwired Planet and Openwave Mobility also entered into a transition services agreement (“TSA”) under which we provided accounting and other services to Openwave Mobility until October 2012. Openwave Mobility paid a flat fee for these services per month. Costs of providing these services that were incremental to the flat fee are reflected in discontinued operations on the statement of operations.

Net loss from discontinued operations decreased by $3.6 million in the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. This was a result of the $37.4 million decline in revenues, offset by corresponding reductions in costs due to no longer operating the business. The costs during the three months ended September 30, 2012 primarily relate to the excess cost of providing the TSA services and facilities beyond the fees received, as well as severance payments triggered in periods following the sale of the product business, and professional service costs in connection with the transaction. These costs are expected to continue for a portion of our second fiscal quarter. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding the classification of these businesses as a discontinued operation.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of September 30, 2012 and June 30, 2012, and for the three months ended September 30, 2012 and 2011, which includes cashflows from discontinued operations, (dollars in thousands):

	September 30,	June 30,	Percent
	2012	2012	Change
Working capital	$48,866	$60,451	-19%

Cash and investments:
Cash and cash equivalents	$31,139	$39,709	-22%
Short-term investments	38,836	43,860	-11%
Long-term investments	7,305	9,423	-22%

Total cash and cash investments	$77,280	$92,992	-17%

	Three Months Ended
	September 30,
	2012	2011
Cash used for operating activities	$(14,834)	$(17,454)
Cash provided by investing activities	$4,993	$(5,949)
Cash provided by financing activities	$1,271	$119

We have obtained a majority of our cash and investments through public offerings of common stock, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of net proceeds in fiscal 2008, $11.7 million in fiscal 2009, $4.5 million in fiscal 2010 and $2.2 million in fiscal 2011. Additionally, in fiscal 2012, we sold our product businesses which resulted in $51.4 million of net proceeds in fiscal 2012. In the first quarter of fiscal 2013, we settled all working capital adjustments related to the sale of the product businesses, and a loss on the sale of discontinued operations of $0.8 million was recorded.

We have an $18.0 million secured revolving credit facility with Silicon Valley Bank which expires on April 28, 2013. Although we plan to extend the maturity beyond this date, there can be no guarantee of an extension. Failure to extend the line of credit would require letters of credit to have cash collateral, which would be reflected as Restricted cash as opposed to Cash and equivalents once collateralized.

As of September 30, 2012 and June 30, 2012, we had letters of credit outstanding against the revolving credit facility totaling $17.4 million and $17.5 million, respectively, reducing the available borrowings on the revolving credit facility. Our letters of credit expire between October 2012 and June 2013. The majority of the letters of credit relate to facilities that will be exited by June 30, 2013. The revolving credit line is secured by a blanket lien on all of our assets and contains financial and reporting covenants customary to these types of credit facilities agreements which we are required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet a specified minimum monthly liquidity ratio. In addition, the revolving credit facility requires us to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, we cannot take some material actions, such as change any material line of business, sell our business, acquire other entities, incur liens, make capital expenditures beyond a specified threshold, or engage in transactions with affiliates. As of September 30, 2012, we were in compliance with all debt covenants.

While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell or license some assets. The sale of additional equity securities could result in additional dilution to our stockholders. We also may pursue contingency arrangements and/or alternative financing contracts to increase our available cash and fund our litigation and prosecution expenses.

If additional funding is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned intellectual property initiatives and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash and investment portfolio in a manner designed to facilitate adequate cash and cash equivalents to fund our operations for the next twelve months as well as future acquisitions, if any.

Working capital

Our working capital, defined as current assets of the continuing operations less current liabilities of the continuing operations, decreased by approximately $11.6 million, or 19%, from June 30, 2012 to September 30, 2012. The decrease in working capital balances can primarily be attributed to the use of $13.6 million of cash and cash equivalents and short term investments, primarily as a result of cash used for operations of $14.8 million.

Cash used for operating activities

Cash used for operating activities was $14.8 million during the three months ended September 30, 2012. This use of cash is primarily a result of the operating results of both the continuing and discontinued operations for the period. Additionally, there was a decline in accrued restructuring costs of $3.7 million, primarily related to facility payments, and a decline in accrued liabilities of $1.6 million.

Cash provided by investing activities

Net cash provided by investing activities during the three months ended September 30, 2012 was $5.0 million, which primarily was due to the $6.9 million of maturities or sales of investments, net of purchases of investments, partially offset by the $1.9 million of payments made related to transaction costs for the sale of the product business.

Cash flows provided by financing activities

Net cash provided by financing activities during the three months ended September 30, 2012 was $1.3 million, resulting from the exercise of stock options during the period.

Operating Lease Obligations and Contractual Obligations

Aside from us entering a lease for offices in Reno, Nevada, for the next three years at an average base rent of $93,000, there has been no material change to our contractual obligations during the first three months of fiscal 2013. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased all but one of our restructured facilities which will generate contractual sublease income in aggregate of approximately $5.9 million, resulting in a net future obligation on these properties of approximately $9.9 million through our fiscal 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2012, relates primarily to payments made in the normal course of business.

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

We have operated internationally and are exposed to potentially adverse movements in foreign currency rate changes. With the disposition of our product businesses as of April 30, 2012, we expect to have a significantly reduced exposure to foreign currency rate changes. Prior to April 30, 2012, we had entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives was to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations totaled approximately $(25,000) for the three months ended September 30, 2012. As of September 30, 2012, we had no forward contracts.

(b)	Interest Rate Risk

As of September 30, 2012, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $77.3 million compared to $93.0 million at June 30, 2012. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at September 30, 2012 (dollars in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2013	2014	Thereafter	September 30, 2012	September 30, 2012
U.S. Government Agencies	$2,450	$3,008	$—	$5,458	$5,464
Certificates of Deposit	1,280	905	—	2,185	2,185
Commercial Paper	3,497	—	—	3,497	3,497
Corporate Bonds	27,872	4,865	—	32,737	32,754
Auction Rate Securities	—	—	3,038	3,038	2,241

	$35,099	$8,778	$3,038	$46,915	$46,141

Weighted-average interest rate			0.6%

In comparison, the following is a table of the principal amounts of short-term investments and long-term investments by expected maturity at June 30, 2012 (dollars in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2013	2014	Thereafter	June 30, 2012	June 30, 2012
U.S. Government Agencies	$3,297	$2,767	$—	$6,064	$6,070
Certificates of Deposit	2,220	—	—	2,220	2,220
Commercial Paper	7,844	—	—	7,844	7,844
Corporate Bonds	32,001	4,428	—	36,429	36,412
Auction Rate Securities	—	—	3,038	3,038	2,237

Total	$45,362	$7,195	$3,038	$55,595	$54,783

Weighted-average interest rate		0.7%

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See discussion of Litigation in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, which disclosure is incorporated by reference here. These matters were also discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 1A. Risk Factors

The following risk factors have not substantively changed from those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. These risk factors could materially affect our business, financial condition or future results. These risks are not the only risks facing Unwired Planet; additional risks and uncertainties may not be currently known to or may be deemed immaterial by management but could materially adversely affect our business, financial condition, and/or operating results.

Risks Related to Our Business

Our efforts to realize the value of our patents may not be successful, which may lead to expensive and time-consuming litigation.

We rely on patent laws to protect our intellectual property or proprietary rights, although we believe that other factors such as the technological and creative skills of our personnel are also essential to our success. We also rely on trademark law to protect the value of our corporate brand and reputation. In addition, we have divested our product businesses and intend to take actions to realize the value of our patent portfolio by pursuing patent licensing agreements and/or litigation. These efforts may not result in additional revenues, and may also result in counter-claims of non-infringement or invalidity being raised by third parties.

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

We have brought legal action against Apple Inc., Google Inc. and Research In Motion in our efforts to realize the value of our patents, which may be expensive and time-consuming and may lead to outcomes and counterclaims against us that may have an adverse effect on our business.

We have filed a complaint with the Federal District Court for the District of Delaware against each of Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp The complaint alleges that Apple and RIM infringe upon five of our patents that cover technology that gives consumers access to the Internet from their mobile devices. We also filed a complaint against Apple and Google Inc. (“Google”) in the Federal District Court of Nevada, asserting similar claims and seeking an injunction and damages. These lawsuits may be time consuming and costly, and result in the significant diversion of management’s attention. Further, as is typical in lawsuits like these, Apple, Google and RIM have asserted counterclaims challenging the validity of our patents. Although we believe that our position is well founded, intellectual property litigation is uncertain, and if we are not able to prevail on our claims, our ability to collect royalties from our patents will be substantially undermined.

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

Our business strategy to realize the value of our patent portfolio, which may include acquiring patents and patent applications, is expected to be unpredictable and volatile with respect to revenues in future periods. Our patent portfolio includes 200 issued U.S. and foreign patents and 75 pending patent applications and covers technologies applicable to the mobile industry. However, due to the nature of a licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from licensees or potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Focusing our business model on realizing the value of our intellectual property is a relatively recent initiative and may not result in anticipated benefits.

We announced the divestiture of our products business in April 2012 and are focusing our efforts on realizing the value of our intellectual property. We have a limited operating history and a limited track record with respect to our intellectual property strategy, which could make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, and to perform our accounting, finance and administrative functions. We may not realize all of the anticipated benefits of our prior or any future strategies.

Our operations require sufficient cash flows from operating activities, cash on hand and financings.

Starting in 2012, we have focused on pursuing a multi-pronged strategy to realize the value of our patent portfolio, which ranges from direct licensing or sale of our patents, litigation, joint ventures, and partnering with one or more intellectual property specialists. In furtherance of this strategy, we may from time to time spend significant resources in enforcing existing patents in litigation and taking certain other actions. Until we begin generating additional revenue from the licensing or sale of our patent portfolio, these activities will be funded primarily by our current working capital. As of September 30, 2012, we had total cash and cash investments of $77.3 million. We believe our current working capital will be able to meet our cash needs for at least the next 12 months. Additionally, we may pursue contingency arrangements and/or alternative financing contracts to increase our available cash and fund our planned intellectual property initiatives. From time to time, in addition, or as an alternative, we also may consider raising capital through public or private offerings of securities. If financing is required to sustain our working capital and is unavailable or prohibitively expensive when we require it, we may not be able to fully realize the value of our patent portfolio and we may be forced to reduce the scope of plan intellectual property initiatives. This would have a material adverse effect on our business, operating results, financial condition and prospects.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $3.1 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to execute our intellectual property initiatives, which may not generate significant revenue in future periods. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies with business strategies similar to ours.

If we are unable to successfully maintain or license existing patents, our ability to generate revenues could be substantially impaired.

Our ability to be successful in the future will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly. While we expect for the foreseeable future to have sufficient liquidity and capital resources to maintain the level of maintenance necessary, various factors may require us to have greater liquidity and capital resources than we currently expect. If we are unable to successfully maintain and license our existing patents, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

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

As we reduce our management and other personnel in connection with and following the sale of our businesses and subsequent relocation of our corporate headquarters to Reno, Nevada, our remaining management team and other personnel may face increased demands and we may not be able to operate our business effectively, execute on our business objectives or comply with the laws and regulations applicable to us.

In connection with the sale of our businesses and the subsequent relocation of our corporate headquarters to Reno, Nevada, we have and will continue to reduce our personnel, including members of management. As a result, future members of management and our personnel may face significant demands in order to operate our business. If our management is unable to effectively operate our business and pursue our business objectives as a result of the reduction in personnel and other resources, our results of operations could suffer and the market price of our stock could decline.

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

We have an $18.0 million secured revolving credit facility with Silicon Valley Bank, which contains numerous restrictive covenants that require us to comply with and maintain specified financial tests and ratios, thereby restricting our ability to:

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

Our performance depends on attracting and retaining key management and other employees with the requisite expertise. In particular, our future success depends in part on the continued service of our employees, including key executives. Competition for qualified personnel with intellectual property expertise is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is generally difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. Competitors may in the future attempt to recruit our employees. In the event of turnover within key positions, integration of new employees will require additional time and resources, which could adversely affect our business plan. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

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

Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	litigation risks and uncertainties;

•	timing uncertainties associated with the legal process in the courts and the relevant patent offices;

•	restructuring or impairment charges we may take;

•	the timing of the receipt of periodic license fee payments;

•	fluctuations in the net number of active licensees period to period;

•	costs related to alliances, licenses and other efforts to expand our business;

•	the timing of payments under the terms of any license agreements into which we may enter;

•	expenses related to, and the timing and results of, patent filings and other enforcements proceedings relating to intellectual property rights;

•	revenue recognition and other accounting policies;

•	the perceived relevance and value in our existing patent asset portfolio by existing or potential licensees;

•	changes in and timing of new governmental, statutory and industry association laws, regulations, procedures or requirements;

•	fluctuations in currency exchange rates; and

•	industry and economic conditions, including competitive pressures or conditions that affect the intellectual property risk and management of existing or potential licensees.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits

See the Index to Exhibits, which follows the signature page of this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2012

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