Form 10-Q
period 2012-12-31
UNWIRED PLANET, INC.
filed 2013-02-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

(775) 980-2345

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

As of January 31, 2013 there were 90,549,235 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,615	$39,709
Short-term investments	32,669	43,860
Restricted cash	675	—
Prepaid and other current assets	1,552	3,960

Total current assets	59,511	87,529
Property and equipment, net	135	452
Long-term investments	4,548	9,423
Deposits and other assets	89	89

Total assets	$64,283	$97,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,967	$6,088
Accrued liabilities	5,402	8,119
Accrued restructuring costs	7,298	12,871

Total current liabilities	18,667	27,078
Accrued restructuring costs, net of current portion	512	827
Long-term taxes payable and other	633	959

Total liabilities	19,812	28,864

Commitments and contingencies
Stockholders’ equity:
Common stock	90	89
Additional paid-in capital	3,204,652	3,202,080
Accumulated other comprehensive loss	(794)	(784)
Accumulated deficit	(3,159,477)	(3,132,756)

Total stockholders’ equity	44,471	68,629

Total liabilities and stockholders’ equity	$64,283	$97,493

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Revenue:
Patents	$3	$5	$6	$15,026

Total revenue	3	5	6	15,026

Operating costs and expenses:
Sales and marketing expense	—	—	78	375
Patent licensing expenses	3,156	3,272	8,715	4,996
General and administrative	4,350	1,212	8,141	2,898
Restructuring and other related costs	1,349	1,784	1,806	2,335

Total operating costs and expenses	8,855	6,268	18,740	10,604

Operating income (loss) from continuing operations	(8,852)	(6,263)	(18,734)	4,422
Interest income	57	76	135	164
Interest expense	—	(67)	(3)	(127)
Other expense, net	(18)	(318)	(43)	(284)

Income (loss) from continuing operations	(8,813)	(6,572)	(18,645)	4,175
Income taxes	—	2,501	—	2,501

Net income (loss) from continuing operations	(8,813)	(9,073)	(18,645)	1,674
Discontinued operations:
Loss on sale of discontinued operations	$—	—	(750)	—
Discontinued operations, net of tax	(2,797)	(1,317)	(7,325)	(9,423)

Loss from discontinued operations	(2,797)	(1,317)	(8,075)	(9,423)

Net loss	$(11,610)	$(10,390)	$(26,720)	$(7,749)

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.10)	$(0.11)	$(0.21)	$0.02
Discontinued operations	(0.03)	(0.01)	(0.09)	(0.11)

Net loss	$(0.13)	$(0.12)	$(0.30)	$(0.09)

Shares used in computing basic and diluted net income (loss) per share	90,323	85,594	90,147	85,538

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Net loss	$(11,610)	$(10,390)	$(26,720)	$(7,749)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(55)	46	(17)	(180)

Total other comprehensive income (loss)	(55)	46	(17)	(180)

Comprehensive loss	$(11,665)	$(10,344)	$(26,737)	$(7,929)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(26,720)	$(7,749)
Loss on sale of discontinued operations	750	—
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	243	2,748
Stock-based compensation	1,296	1,219
Non-cash restructuring charges	397	399
Provision for doubtful accounts	—	467
Amortization of premiums/discounts on investments, net	537	571
Restricted cash	(675)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,487)
Prepaid assets, deposits, and other assets	2,408	9,834
Accounts payable	667	(1,362)
Accrued liabilities	(2,690)	(1,608)
Accrued restructuring costs	(6,285)	(4,630)
Deferred revenue	—	(9,580)

Net cash used for operating activities	(30,072)	(14,178)

Cash flows from investing activities:
Purchases of property and equipment	74	(530)
Payments to vendors related to the sale of discontinued operation	(1,893)	—
Payment of settlement related to discontinued operation	—	(12,000)
Purchases of short-term investments	(10,014)	(6,567)
Proceeds from sales and maturities of short-term investments	26,476	19,760
Purchases of long-term investments	(948)	—
Proceeds from sales and maturities of long-term investments	5	7

Net cash provided by investing activities	13,700	670

Cash flows from financing activities:
Proceeds from issuance of common stock	1,272	184
Employee stock purchase plan	6	110

Net cash provided by financing activities	1,278	294

Net decrease in cash and cash equivalents	(15,094)	(13,214)
Cash and cash equivalents at beginning of period	39,709	47,266

Cash and cash equivalents at end of period	$24,615	$34,052

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Unwired Planet, Inc. (the “Company” or “Unwired Planet”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2012 and June 30, 2012, and the results of operations for the three and six months ended December 31, 2012 and 2011 and cash flows for the six months ended December 31, 2012 and 2011. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The Company finalized the sale of the location product line on February 1, 2012. On April 16, 2012, the Company announced the disposition of the mediation and messaging product lines, which was the remainder of the Company’s product-related business. The Company accounted for the sale of the location product line and the sale of the mediation and messaging product lines as a discontinued operation. Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect the location, the mediation and messaging businesses as discontinued operations. On April 30, 2012, the Company completed the sale of the mediation and messaging businesses to Openwave Mobility, Inc. (“Openwave Mobility”), formerly OM 1, Inc. Unless noted otherwise, discussions in the notes to the unaudited condensed consolidated financial statements pertain to the Company’s continuing operations.

On January 10, 2013 the Company signed a patent purchase agreement with LM Ericsson Telephone Company (“Ericsson”) whereby, upon closing of the agreement, Ericsson will transfer 2,185 patents to the Company. The Company will compensate Ericsson with a share of future revenues generated from the Company’s enlarged patent portfolio.

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

Stock Based Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Stock-based compensation related to:
Grants of nonvested stock	$123	$35	$341	$97
Stock options granted to employees and directors	174	98	389	170
Employee stock purchase plan	1	—	4	—
Stock options granted to employees of discontinued operations	489	501	562	952

Stock-based compensation recognized in the condensed consolidated statements of operations	$787	$634	$1,296	$1,219

During the six months ended December 31, 2012 and 2011, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Expected volatility	62.1% - 71.0%	72.2% -78.5%	62.1% - 71.0%	72.2% - 78.5%
Expected dividends	—	—	—	—
Expected term (in years)	2.96 - 5.87	3.60 - 6.07	2.96 - 5.87	3.60 - 6.07
Risk-free rate	0.4% - 0.9%	0.6% - 1.2%	0.4% - 0.9%	0.6% - 1.2%

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

(b) Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees could purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. Effective November 15, 2012, the ESPP was suspended. The amount of stock-based compensation expense recognized relating to the ESPP during the three and six months ended December 31, 2011 was immaterial.

The fair value used in recording the stock-based compensation expense associated with the ESPP was estimated for each offering period using the Black-Scholes-Merton option pricing model. The expected term was six months, coinciding with each offering period. Expected volatilities were based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Unwired Planet common stock when appropriate. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

(c) Equity awards activity

A summary of option activity, including discontinued operations, from July 1, 2012 to December 31, 2012 is presented below (in thousands except per share and year amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at July 1, 2012	8,302	$3.06
Options granted	696	1.24
Exercised	(881)	1.44
Forfeited, canceled or expired	(1,902)	6.75

Outstanding at December 31, 2012	6,215	$1.96	4.20	$348

Vested and expected to vest at December 31, 2012	5,624	$2.01	3.73	$303

Exercisable at December 31, 2012	4,138	$2.25	2.27	$62

The weighted average grant date fair values of options granted during the six months ended December 31, 2012 and 2011 were $0.66 and $0.99, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2012 and 2011 was $0.5 million and $47 thousand, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards, including discontinued operations, from July 1, 2012 to December 31, 2012 is presented below (in thousands except per share amounts):

		Weighted
		Average
		Grant Date
		Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at July 1, 2012	180	$1.93
Nonvested shares granted	72	1.31
Vested	(134)	1.34
Forfeited	—	—

Nonvested at December 31, 2012	118	$1.53

The total fair value of shares vested, including discontinued operations, during the six months ended December 31, 2012 was $0.2 million. As of December 31, 2012, there was $1.8 million of total unrecognized compensation cost, which includes amounts related to employees providing transitional services that will be included in discontinued operations, related to all unvested share awards and options. That cost is expected to be recognized on a declining basis as the shares vest over the next three years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Stock-based compensation by category:
Sales and marketing	$—	$—	$1	$—
General and administrative	298	133	733	267
Discontinued operations	489	501	562	952

	$787	$634	$1,296	$1,219

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	151	232	163	215
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	96	1,709	1,529	1,761
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	5,477	9,615	4,647	8,866

(3) Discontinued Operations

a)	Product Business

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

Upon the sale of the Location business, the associated financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. As of December 31, 2012, there were no assets or liabilities attributable to the Location product business due to the sale of the discontinued operation on February 1, 2012.

On April 30, 2012, the Company sold the Mediation and Messaging product lines to Openwave Mobility. These sales complete the divestiture of Unwired Planet’s product business. As such, the historical results of the product business has been reclassified and presented as discontinued operations. Openwave Mobility paid $49.6 million in cash, which was subject to certain working capital adjustments thereto as provided in the Asset Purchase and Sale Agreement, upon the closing of the transaction. Subsequent to fiscal 2012, the Company settled all working capital adjustments with Openwave Mobility, resulting in a loss on the sale of discontinued operations of $750,000 which was recorded in the first quarter of fiscal 2013. As of June 30, 2012, the Company had accrued $1.3 million for working capital adjustments. The total amount of working capital adjustments was therefore $2.1 million, which was refunded to Openwave Mobility in October 2012.

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

The financial results of the product business included in discontinued operations were as follows (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2012	2011	2012	2011
Revenue of discontinued operations	$—	$35,863	$—	$73,238

Loss from discontinued operations	(2,797)	(996)	(7,322)	(8,644)
Income tax expense	—	321	3	779

Net loss from discontinued operations, net of taxes	$(2,797)	$(1,317)	$(7,325)	$(9,423)

(4) Geographic, Segment and Significant Customer Information

The Company’s Chief Executive Officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment.

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

All of the Company’s revenues related to the ongoing intellectual property business have been from two customers, as shown in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Customer:
Microsoft	—	—	—	100%
Mobixell Networks	100%	100%	100%	0%

(5) Balance Sheet Components

(a) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows as of the dates noted (in thousands):

	December 31,	June 30,
	2012	2012
Net unrealized gains (losses) on marketable securities:
Unrealized gain (loss) on marketable securities not other-than-temporarily impaired	$6	$(11)
Unrealized loss on marketable securities other-than-temporarily impaired	(835)	(801)

Net unrealized loss on marketable securities	(829)	(812)
Interest on marketable securities	35	28

Total Accumulated other comprehensive loss	$(794)	$(784)

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

Restricted cash

In the second fiscal quarter of 2013, the Company transferred $0.7 million into a Rabbi trust to fund a severance payment obligation which is expected to be paid during the fourth quarter of fiscal 2013.

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2013	2014	Thereafter	December 31, 2012	December 31, 2012
U.S. Government Agencies	$1,151	$2,998	$—	$4,149	$4,151
Certificates of Deposit	—	2,005	—	2,005	2,005
Commercial Paper	3,496	—	—	3,496	3,497
Corporate Bonds	19,483	5,875	—	25,358	25,361
Auction Rate Securities	—	—	3,038	3,038	2,203

	$24,130	$10,878	$3,038	$38,046	$37,217

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$4,149	$3	$(1)	$4,151
Certificates of Deposit	2,005	—	—	2,005
Commercial Paper	3,496	1	—	3,497
Corporate Bonds	25,358	6	(3)	25,361
Auction Rate Securities	3,038	—	(835)	2,203

	$38,046	$10	$(839)	$37,217

	June 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$6,064	$7	$(1)	$6,070
Commercial Paper	7,844	—	—	7,844
Certificates of Deposit	2,220	—	—	2,220
Corporate Bonds	36,429	10	(27)	36,412
Auction Rate Securities	3,038	—	(801)	2,237

	$55,595	$17	$(829)	$54,783

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

During the six months ended December 31, 2012 and 2011 there were no OTTI charges in earnings.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$450	$(1)	$—	$—	$450	$(1)
Corporate Bonds	10,138	(3)	—	—	10,138	(3)
Auction Rate Securities	—	—	2,203	(835)	2,203	(835)

	$10,588	$(4)	$2,203	$(835)	$12,791	$(839)

	As of June 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,765	$(1)	$—	$—	$2,765	$(1)
Corporate Bonds	30,750	(27)	—	—	30,750	(27)
Auction Rate Securities	—	—	2,237	(801)	2,237	(801)

	$33,515	$(28)	$2,237	$(801)	$35,752	$(829)

As of December 31, 2012, the Company had 21 investments in an unrealized loss position. As of June 30, 2012, the Company had 54 investments in an unrealized loss position.

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

The carrying value of the Company’s cash and cash equivalents approximates their fair value and is based on level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2012.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$24,255	$—	$—	$24,255
Short-term investments:
Certificates of Deposit	2,005	—	—	2,005
Commercial Paper	3,497	—	—	3,497
Corporate Bonds	23,761	—	—	23,761
U.S. Government Agencies	3,406	—	—	3,406
Long-term investments:
Corporate Bonds	1,600	—	—	1,600
U.S. Government Agencies	745	—	—	745
Auction Rate Securities	—	—	2,203	2,203

Total Assets	$59,269	$—	$2,203	$61,472

	Fair value of securities as of June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$37,488	$—	$—	$37,488
Commercial Paper	1,500	—	—	1,500
Short-term investments:
Municipal Bonds
Certificates of Deposit	2,220	—	—	2,220
Commercial Paper	6,344	—	—	6,344
Corporate Bonds	31,991	—	—	31,991
U.S. Government Agencies	3,305	—	—	3,305
Long-term investments:
Corporate Bonds	4,421	—	—	4,421
U.S. Government Agencies	2,765	—	—	2,765
Auction Rate Securities	—	—	2,237	2,237

Total Assets	$90,034	$—	$2,237	$92,271

Auction Rate Securities (“ARS”)

As of December 31, 2012, $2.2 million in ARS, recorded in long-term investments on the condensed consolidated balance sheet, were considered illiquid based upon a lack of auction results beginning in fiscal 2008. The Company estimated the fair value of this ARS based on (1) financial standing of the issuer; (2) size of position held and the liquidity of the market; (3) contractual restrictions on disposition; (4) pending public offering with respect to the financial instrument; (5) pending reorganization activity affecting the financial instrument; (6) reported prices and the extent of the public trading in similar financial instruments of the issuer or comparable companies; (7) ability of the issuer to obtain required financing; (8) changes in the economic conditions affecting the issuer; (9) a recent purchase of the sale of a security of the issuer; (10) pricing by other dealers in similar securities; (11) financial statements of any underlying ARS portfolio investments; (12) successful auction/early redemption; (13) failing auctions until maturity; or (14) default and the estimated cash flows for each scenario. Other factors were considered, such as interest rate effects, liquidity, trinomial probabilities, recovery rates, value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.Assumptions of probabilities of default, probabilities of passing auction, and probabilities of earning the maximum rate for each period are based upon the risks, the underlying investments collateralizing the ARS, the maturity date of the ARS, the maximum rate of the ARS and current market conditions, and third party professional judgment.

Assumptions of probabilities of default, probabilities of passing auction, and probabilities of earning the maximum rate for each period are based upon the risks, the underlying investments collateralizing the ARS, the maturity date of the ARS, the maximum rate of the ARS and current market conditions, and third party professional judgment.

As of December 31, 2012, the ARS instrument remaining was rated BBB by Standard and Poor’s and all of the $3.5 million par value of this illiquid investments is insured against defaults of principal and interest by third party insurance companies.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2012 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3) ARS
Balance at June 30, 2012	$2,237
Change in unrealized losses included in other comprehensive income	(34)

Balance at December 31, 2012	$2,203

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

The Company may borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. As of December 31, 2012, the revolving credit facility bears interest at 4% per annum. Effective with the May 4, 2012 amendment, the Company will not pay a fee on any undrawn amounts under the credit facility. For each letter of credit issued, the Company is required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company is required to pay a commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender. In April 2012, the Company paid a $75 thousand commitment fee to the lender.

As of December 31, 2012, the Company had letters of credit outstanding against the revolving credit facility totaling $17.4 million, reducing the available borrowings on the revolving credit facility.

The revolving credit line is secured by a blanket lien on all of the Company’s assets and contains certain financial and reporting covenants customary to these types of credit facilities agreements which the Company is required to satisfy as a condition of the agreement. In particular, the revolving credit facility requires that we meet a specified minimum monthly liquidity ratio. In addition, the revolving credit facility requires the Company to provide to the bank annual financial projections, promptly report any material legal actions, and timely pay material taxes and file all required tax returns and reports. Further, without the bank’s consent, the

Company cannot take certain material actions, such as change any material line of business, sell the Company’s business, acquire other entities, incur liens, make capital expenditures beyond a certain threshold, or engage in transactions with affiliates. As of December 31, 2012, the Company was in compliance with all debt covenants.

In connection with the closing of the Ericsson patent purchase agreement, the Company will terminate its credit facility with Silicon Valley Bank, provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent such letters of credit are fully cash collateralized. The amount expected to be collateralized is approximately $18.0 million and will be reflected as restricted cash on the Company’s balance sheet; approximately $17.0 million of this amount relates to the lease on the Company’s prior headquarters which expires in June 2013, after which time that amount of cash will no longer be restricted.

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

Openwave Systems Inc. v. Apple Inc., Research in Motion Ltd, and Research in Motion Corp.

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. At the beginning of January 2013, we streamlined the case with Apple and RIM by dropping ‘608 and ‘212 patents. Apple and RIM owe us an answer next week. Thereafter, we will petition the court for an expedited Markman hearing on ‘409 & ‘447 & ‘037 patents.

Unwired Planet LLC v. Apple Inc. & Unwired Planet LLC v. Google, Inc.

On September 20, 2012, the Company filed two separate complaints in the U.S. District Court for the District of Nevada, charging Apple with infringing 10 of its patents, and charges Google with infringing 10 different patents. Together, the two cases charge infringement of a total of 20 patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies and location-based services such as mapping and advertising.

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

As of December 31, 2012, $0.2 million is estimated and accrued for indemnifications. Historically, costs related to these indemnification provisions have been infrequent.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of fiscal 2012, and various other restructurings in fiscal 2002 through 2011. Most recently, the Company announced a restructuring on November 7, 2012 in relation to its relocation of its headquarters to Reno, Nevada. The Company incurred a $0.3 million charge during the first quarter of fiscal 2013, related to severance as a result of this relocation. The Company recorded an additional restructuring expense charge of $1.4 million under this plan during the second quarter of fiscal 2013, which includes approximately $0.4 million in severance payments and $1.0 million in facility charges, of which $0.2 million is a non-cash charge for accelerated depreciation. These amounts are expected to be paid through June 30, 2013.

Previously, the Company implemented a restructuring plan in fiscal 2012 (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the second quarter of fiscal 2012, the Company incurred $1.4 million in facility charges associated with restructuring reduction of space used for the Company’s headquarters under this plan. The Company also incurred $4.9 million in restructuring charges related to severance, of which $0.5 million is included in continuing operations and $4.4 million is included in discontinued operations in the six months ended December 31, 2011. The Company expects to pay all of the remaining $0.4 million facilities related accrual by June 30, 2013.

The following table sets forth the restructuring liability activity from June 30, 2012 through December 31, 2012 (in thousands):

	FY 02 to FY 09	FY 10	FY 12		FY 13
	Restructuring	Restructuring	Restructuring		Restructuring
	Plans	Plan	Plan		Plan		Total Accrual
	Facility	Facility	Facility	Severance	Facility	Severance
Accrual balances as of June 30, 2012	$12,518	$333	$802	$45	$—	$—	$13,698
New charges	8	—	13	—	—	337	358
Accretion expense	99	1	—	—	—	—	100
Cash paid, net of sublease income	(3,766)	(69)	(215)	(5)	—	—	(4,055)

Balance as of September 30, 2012	$8,859	$265	$600	$40	$—	$337	$10,101

New charges (1)	2	(25)	(84)	(3)	831	364	1,085
Accretion expense	70	1	—	—	—	—	71
Cash paid, net of sublease income	(3,078)	(48)	(129)	—	—	(192)	(3,447)

Balance as of December 31, 2012	$5,853	$193	$387	$37	$831	$509	$7,810

(1)	Total charges does not include $0.2 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statement of operations under restructuring and other costs for the second quarter of fiscal 2013.

As of December 31, 2012, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $3.6 million of future sublease income from third parties. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at December 31, 2012 (in thousands):

		Contractual	Estimated
Year ending	Contractual	Sublease	Future Net
June 30,	Cash Obligation	Income	Cash Outflow
2013 (remaining)	$8,812	$(2,346)	$6,466
2014	1,642	(1,034)	608
2015	505	(237)	268

	$10,959	$(3,617)	$7,342

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $0.1 million, which will be recorded as restructuring expense over the life of the respective leases.

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

The sale of the product business did not include a transfer of the Company’s gross unrecognized tax benefits reflected in long-term taxes payable and other in the consolidated balance sheet. To the extent these estimated liabilities are adjusted, the difference will be reported as discontinued operations in the statement of operations in the period adjusted, since it relates to foreign withholding taxes on product revenues. The unrecognized tax benefits were $0.8 million as of December 31, 2012 and $0.9 million as of June 30, 2012.

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

(11) Subsequent Events

On January 10, 2013, Unwired Planet announced that it had signed a patent purchase agreement (the “MSA”) with Ericsson, whereby, upon closing of the transaction, Ericsson will transfer 2,185 issued US and international patents and patent applications (“Ericsson Transferred Patent Portfolio”), subject to certain restrictions, to Unwired Planet’s newly created indirect subsidiary, UP LLC. Under the terms of the MSA, Ericsson will also contribute 100 additional patents annually to UP LLC commencing in 2014 through 2018. At or prior to the closing, Unwired Planet will transfer all of its patents not previously transferred to UP LLC. Unwired Planet will also grant Ericsson a license to the Company’s expanded patent portfolio. In consideration for the Ericsson Transferred Patent Portfolio, Unwired Planet will pay Ericsson the following portion of UP LLC’s cumulative gross revenue (“CGR”) on a quarterly basis, subject to certain adjustments : (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus (ii) 50% of the amount of Cumulative Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. This revenue sharing may be adjusted in certain circumstances depending on the terms of specific licensing arrangements. In the event of an Unwired Planet change in control, as defined in the MSA, Ericsson will have the right to either (i) continue the MSA in full force or (ii) receive a Sale Payment and terminate the agreement. In the event Ericsson elects to receive the Sale Payment, such Sale Payment will be equal to Ericsson’s share of the fair market value of all patents and other assets owned or held by UP LLC as determined pursuant to the MSA (the “Patent FMV”). After such Patent FMV has been determined it will be deemed incremental CGR and distributed in accordance with the formula for payments for CGR set forth above. If the change in control occurs prior to the third anniversary of the MSA, the Sale Payment will not be less than $1,050 million less the aggregate of all previous quarterly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon current expectations and beliefs of management and are subject to risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by these statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs and the other risks discussed under the subheading “Risk Factors” in Item 1A, Part II of this Quarterly Report on Form 10-Q, as well as elsewhere in this report. The occurrence of the events described in “Risk Factors” could harm our business, results of operations and financial condition. Additionally, there are forward-looking statements covering the patent purchase agreement (the “MSA”) entered into between Unwired Planet and Ericsson and the transactions contemplated by that agreement. These forward-looking statements are subject to a number of risks, including, but not limited to, the ability of the parties to the MSA to consummate the proposed transaction in light of the various closing conditions set forth in the MSA and other transaction documents (including those conditions related to antitrust approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the expiration of encumbrances on the Ericsson Patent Portfolio, the potential value and synergies created by the patent purchase, including the future market for smartphones and 3G/4G mobile phone shipments and the ability of Unwired Planet to realize and monetize the value of our intellectual property. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in this section and in “Risk Factors” below and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission.

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

Unwired Planet, formerly known as Openwave Systems Inc., was incorporated in 1994 as a Delaware corporation, and we completed our initial public offering in June 1999. Our principal executive offices are located at 170 South Virginia Street, Suite 201, Reno, Nevada, 89501. Our telephone number is (775) 980-2345. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge through our website at www.unwiredplanet.com , as soon as reasonably practicable after we file or furnish such material with the Securities and Exchange Commission (SEC). Information contained on our website is not incorporated by reference to this Quarterly Report.

Until recently, we were primarily a software company delivering mediation and messaging solutions to communication service providers. On January 12, 2012, we announced our pursuit of strategic alternatives for our product operations, and sold our product businesses as of April 30, 2012 – See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.

Unwired Planet is focused on pursuing a multi-pronged strategy to realize the value of our patent portfolio, which ranges from direct licensing or sale of our patents to litigation, joint ventures, and partnering with one or more intellectual property specialists. We generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications software infrastructure or hardware and/or develop mobile communications products. Our goal is to continue to create additional licensing opportunities.

As part of this strategy, on January 10, 2013, we announced that we had entered into a patent purchase agreement (the “MSA”) with LM Ericsson Telephone Company (“Ericsson”), whereby, upon closing, Ericsson will transfer 2,185 issued US and international patents and patent applications (“Ericsson Transferred Patent Portfolio”) to our indirect subsidiary, UP LLC. Under the terms of the transaction, Ericsson will also contribute 100 additional patents annually to UP LLC commencing in 2014 through 2018. At or prior to the closing, we will transfer all of our patents not previously transferred to UP LLC. We will also grant Ericsson a license to our enlarged patent portfolio. In consideration for the Ericsson Transferred Patent Portfolio, we will pay Ericsson the following portion of UP LLC’s cumulative gross revenue on a quarterly basis in accordance with the provisions of the MSA (the “Gross Revenue Payments”): (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus (ii) 50% of the amount of Cumulative Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. During a specified period following the closing of the Patent Purchase, with respect to certain patents, the MSA establishes revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses (or similar rights) below certain agreed-upon royalty rates. Additionally, pursuant to the MSA with respect to the Ericsson Transferred Patent Portfolio and to the extent applicable, UP LLC has accepted an obligation to behave in a manner that is fair, reasonable and non-discriminatory (“FRAND”). The aggregate result of these commitments together with other obligations contained in these documents is such that UP LLC will pursue recurring revenue license arrangements that reflect the fair value of its entire patent portfolio, while at the same time respecting Ericsson’s existing commitments, customers and, to the extent applicable, any FRAND obligations. UP LLC believes that such an approach will maximize value for its shareholders over the long term, but such arrangements may take a longer period of time to achieve and may result in smaller upfront payments, as compared to lump sum perpetual licensing.

Overview of Financial Results During the Three and Six Months Ended December 31, 2012

The following table represents a summary of our operating results from continuing operations for the three and six months ended December 31, 2012, compared with the three and six months ended December 31, 2011 (dollars in thousands):

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	December 31,			December 31,
	2012	2011		2012	2011
	(unaudited)			(unaudited)
Revenues	$3	$5	-40%	$6	$15,026	-100%
Operating expenses	8,855	6,268	41%	18,740	10,604	77%

Operating income (loss)	(8,852)	(6,263)	41%	(18,734)	4,422	-524%
Interest and other income, net	39	(309)	-113%	89	(247)	-136%

Net income (loss) from continuing operations	$(8,813)	$(6,572)	34%	$(18,645)	$4,175	-547%

Revenues decreased during the three and six months ended December 31, 2012, compared to the corresponding periods of the prior year. See discussion of Revenues below under the “Summary of Operating Results.”

Overall, operating expenses increased during the three and six months ended December 31, 2012, compared with the corresponding periods of the prior year. These increases are primarily due to increased general and administrative costs related to increased resources focused on the business and its relocation to Reno, Nevada, as discussed in further detail under “Summary of Operating Results” below.

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

Summary of Operating Results

Three and Six Months Ended December 31, 2012 and 2011

Revenues

We generate patent revenue, which is derived from licensing our intellectual property.

To date our patent revenues have been from two customers, as shown in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Customer:
Microsoft	—	—	—	100%
Mobixell Networks	100%	100%	100%	0%

Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent Change	December 31,		Percent Change
	2012	2011		2012	2011
Revenues:
Patents	$3	$5	-40%	6	15,026	-100%

Total Revenues	$3	$5	-40%	$6	$15,026	-100%

Percent of revenues:
Patents	100%	100%		100%	100%

Total Revenues	100%	100%		100%	100%

Patents Revenues

During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of our patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, we receive royalties related to patent license agreement entered into in the first quarter of fiscal 2011. We intend to continue to seek monetization opportunities for our intellectual property; however, there can be no guarantee that our efforts will be successful.

Operating Expenses

The following table represents operating expenses for the three and six months ended December 31, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent Change	December 31,		Percent Change
	2012	2011		2012	2011
Operating expenses:
Sales and marketing expense	$—	$—	—	$78	$375	-79%
Patent licensing expenses	3,156	3,272	-4%	8,715	4,996	74%
General and administrative	4,350	1,212	259%	8,141	2,898	181%
Restructuring and other related costs	1,349	1,784	-24%	1,806	2,335	-23%

Total Operating Expenses	$8,855	$6,268	41%	$18,740	$10,604	77%

Percent of Revenues:
Sales expense	*nm	*nm		*nm	2%
General and administrative	*nm	*nm		*nm	19%
Patent initiative expenses	*nm	*nm		*nm	33%

*	not meaningful

Sales and marketing expense

Sales and marketing expenses include salary and benefit expenses and travel expenses for our marketing personnel, as well as any commissions related to our patent revenues. Sales and marketing expenses also include the costs of public relations, promotional materials and other market development programs.

Sales and marketing expense decreased by approximately 79% in the six months ended December 31, 2012, as compared with the corresponding period in the prior year. This decrease was primarily due the expense in fiscal 2012 relating to a commission on the patent deal signed during the first quarter of fiscal 2012, with no such comparable payment made in the first six months of fiscal 2013.

Patent licensing expenses

Patent licensing expenses include legal and consulting costs related to licensing our patents, which includes litigation expenses to protect our patents and our licensing business when necessary, as well as labor costs for employees engaged in these activities on a full-time basis. Litigation, when necessary, forms the substantial majority of the expense.

During the three months ended December 31, 2012, patent licensing expenses decreased by 4% compared with the corresponding period in the prior year. This decrease is primarily due to a decrease in legal expenses associated with the withdrawal of the ITC case filed at the beginning of the second quarter of fiscal 2013.

During the six months ended December 31, 2012, patent licensing expenses increased by 74% compared with the corresponding period in the prior year. This increase is primarily due to an increase in legal expenses associated with patent litigation, which includes legal fees supporting the ITC and Delaware District Court cases filed and announced in August 2011, as well as the patent infringement cases filed against each of Apple Inc. and Google Inc. filed in Federal Court in Nevada in September 2012.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and facility costs for our finance, legal, information services and executive personnel. General and administrative expenses also include outside accounting fees.

During the three months ended December 31, 2012, general and administrative costs increased 259% compared with the corresponding period in the prior year. This increase is primarily due to an increase of $0.4 million in labor costs related to an increase in bonus costs, as well as to a $0.2 million increase in stock-based compensation related to stock option modification charges for departing board members. Legal and professional fees increased $1.5 million which primarily related to assistance with the Ericsson deal announced on January 10, 2013. We also experienced a $0.2 million increase in temporary resources assigned to the continuing operation to facilitate transitioning systems and processes suitable to a smaller company. Accounting fees increased by $0.2 million and other professional fees increased by $0.2 million due to increased activity related to the Ericsson agreement.

During the six months ended December 31, 2012, general and administrative costs increased 181% compared with the corresponding period in the prior year. This increase is primarily due to an increase of $0.7 million in labor costs related to an increase in bonus costs, as well as to a $0.5 million increase in stock-based compensation related to option grants made in the first six months of fiscal 2013 and to an increase in bonus costs. Legal and professional fees increased $2.1 million which primarily related to assistance with potential strategic alternatives, such as the Ericsson deal announced on January 10, 2013. We also experienced a $0.4 million increase in temporary resources assigned to the continuing operation to facilitate transitioning systems and processes suitable to a smaller company. Recruiting and travel fees increased by $0.3 million due to increased activity. Additionally, accounting fees increased by $0.4 million and other professional fees increased by $0.3 million due to increased activity related to the Ericsson agreement.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended December 31, 2012, decreased $0.4 million, or 24%, when compared with the corresponding period in the prior year. The prior year’s restructuring expense primarily consisted of $1.6 million in charges for severance and facilities costs related to the fiscal 2012 plan, while the current year’s period contained $1.4 million in charges associated with estimated severance, facility and accelerated depreciation costs as a result of our announced relocation to Reno, Nevada. Additionally, there was a decline in facilities restructuring costs of approximately $0.2 million from the prior year due to a landlord credit received in the second quarter of fiscal 2013 for a previously restructured property.

Restructuring and other related costs for the six months ended December 31, 2012, decreased $0.5 million, or 23%, when compared with the corresponding period in the prior year. The prior year’s restructuring expense primarily consisted of $2.0 million in charges for severance and facilities costs related to the fiscal 2012 plan, while the current year’s period contained $1.8 million in charges associated with estimated severance, facility and accelerated depreciation costs as a result of our announced relocation to Reno, Nevada. Additionally, there was a decline in facilities restructuring costs of approximately $0.2 million from the prior year due to a decrease in facilities accretion.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Interest Income

Interest income was approximately $0.1 million for both the three months ended December 31, 2012 and 2011.

Interest income was approximately $0.1 million and $0.2 million for the six months ended December 31, 2012 and December 31, 2011, respectively.

Interest Expense

There was no interest expense for the three months ended December 31, 2012, which was a decrease from the prior year’s period primarily due to a decline in the outstanding amounts for our letters of credit.

Interest expense was immaterial for the six months ended December 31, 2012, which was due to a decline in the outstanding amounts for our letters of credit.

Discontinued Operations

We completed the sale of our location product line on February 1, 2012. On April 30, 2012, we completed the disposition of the mediation and messaging product lines, which completed the divestiture of the product business. We classified the product business’ financial results as discontinued operations in our condensed consolidated financial statements for all periods presented. Unwired Planet and Openwave Mobility also entered into a transition services agreement (“TSA”) under which we provided accounting and other services to Openwave Mobility until December 2012. Openwave Mobility paid a flat fee for these services per month. Costs of providing these services that were incremental to the flat fee are reflected in discontinued operations on the statement of operations.

Net loss from discontinued operations increased by $1.5 million in the three months ended December 31, 2012 as compared with the three months ended December 31, 2011. The costs during the three months ended December 31, 2012 primarily relate to severance payments of $1.1 million, stock based compensation modifications triggered in periods following the sale of the product business of $0.2 million, stock based compensation due to change of control of $0.3 million, and professional service costs in connection with the transaction.

Net loss from discontinued operations decreased by $2.1 million in the six months ended December 31, 2012 as compared with the six months ended December 31, 2011. This was a result of the $73.2 million decline in revenues as there were no revenues generated since the sale of the product business, offset by corresponding reductions in costs due to no longer operating the business. The costs incurred during the six months ended December 31, 2012 primarily relate to the excess cost of providing the TSA services and facilities beyond the fees received, as well as severance payments and stock based compensation modifications triggered in periods following the sale of the product business, and professional service costs in connection with the transaction. These costs are expected to continue for a portion of our third fiscal quarter.

See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding the classification of these businesses as a discontinued operation.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of December 31, 2012 and June 30, 2012, and for the six months ended December 31, 2012 and 2011, which includes cashflows from discontinued operations, (dollars in thousands):

	December 31,	June 30,	Percent
	2012	2012	Change
Working capital	$40,844	$60,451	-32%
Cash and investments:
Cash and cash equivalents	$24,615	$39,709	-38%
Short-term investments	32,669	43,860	-26%
Restricted cash	675	—	100%
Long-term investments	4,548	9,423	-52%

Total cash and cash investments	$62,507	$92,992	-33%

	Six Months Ended
	December 31,
	2012	2011
Cash used for operating activities	$(30,072)	$(14,178)
Cash provided by investing activities	$13,700	$670
Cash provided by financing activities	$1,278	$294

We have obtained a majority of our cash and investments through public offerings of common stock, including a common stock offering in December 2005 which raised $277.8 million in net proceeds. In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of net proceeds in fiscal 2008, $11.7 million in fiscal 2009, $4.5 million in fiscal 2010 and $2.2 million in fiscal 2011. Additionally, in fiscal 2012, we sold our product businesses which resulted in $51.4 million of net proceeds in fiscal 2012. In the first quarter of fiscal 2013, we settled all working capital adjustments related to the sale of the product businesses, and a loss on the sale of discontinued operations of $0.8 million was recorded. Since the sale of our product business, our operations have been funded by cash on hand. We have not generated any material revenue from patent licenses since selling the product business, and there can be no assurance that revenues from future patent license, if any, will be achieved. We believe we have sufficient cash to fund operations at least through the following 12 months. However, if we are unable to generate additional revenues from the licensing of our patents, this could curtail our ability to pursue such licenses as the legal costs may become cost prohibitive.

We have an $18.0 million secured revolving credit facility with Silicon Valley Bank which expires on April 28, 2013.

As of December 31, 2012 and June 30, 2012, we had letters of credit outstanding against the revolving credit facility totaling $17.4 million and $17.5 million, respectively, reducing the available borrowings on the revolving credit facility. Our letters of credit expire between June 2013 and January 2016. The majority of the letters of credit relate to facilities that will be exited by June 30, 2013.

In connection with the closing of the Ericsson transaction, we will terminate our credit facility with Silicon Valley Bank, provided that we will be able to maintain certain letters of credit under the credit facility to the extent such letters of credit are fully cash collateralized. The amount expected to be collateralized is approximately $18.0 million and will be reflected as restricted cash on our balance sheet; approximately $17.0 million of this amount relates to the lease on our prior headquarters which expires in June 2013, after which time that amount of cash will no longer be restricted. Also in connection with the patent purchase, UP LLC will enter into a security agreement in favor of Ericsson pursuant to which UP LLC will grant Ericsson a lien on all of UP LLC’s assets. In addition, the members of UP LLC, which are our subsidiaries, have agreed to guarantee the obligations of UP LLC under the MSA and have pledged all of their assets, including the equity interests of UP LLC, to Ericsson to secure such obligations. A default under the applicable security agreements will occur upon the occurrence of a trigger event as defined in such documents.

While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell or license some assets. The sale of additional equity securities could result in additional dilution to our stockholders. We also may pursue contingency arrangements and/or alternative financing contracts to increase our available cash and fund our litigation and prosecution expenses. There can be no assurance that we will be able to raise additional capital in amounts sufficient to meet our requirements, if at all.

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

Working capital

Our working capital, defined as current assets of the continuing operations less current liabilities of the continuing operations, decreased by approximately $19.6 million, or 32%, from June 30, 2012 to December 31, 2012. The decrease in working capital balances can primarily be attributed to the use of $25.6 million of cash and cash equivalents and short term investments, primarily as a result of cash used for operations of $30.1 million.

Cash used for operating activities

Cash used for operating activities was $30.1 million during the six months ended December 31, 2012. This use of cash is primarily a result of the operating results of both the continuing and discontinued operations for the period. Additionally, there was a decline in accrued restructuring costs of $1.7 million, primarily related to facility payments, and a decline in accrued liabilities of $1.1 million. We expect our use of cash from operations to decline during the remainder of fiscal 2013 due to restructuring during the second fiscal quarter of 2013 which reduced headcount and relocated our headquarters to Reno Nevada.

Cash provided by investing activities

Net cash provided by investing activities during the six months ended December 31, 2012 was $13.7 million, which primarily was due to the $15.5 million of maturities or sales of investments, net of purchases of investments, partially offset by the $1.9 million of payments made related to transaction costs for the sale of the product business.

Cash flows provided by financing activities

Net cash provided by financing activities during the six months ended December 31, 2012 was $1.3 million, resulting from the exercise of stock options during the period.

Operating Lease Obligations and Contractual Obligations

Aside from us entering a lease for offices in Reno, Nevada, for the next three years at an average annual base rent of $93,000, there has been no material change to our contractual obligations during the first six months of fiscal 2013. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased all but one of our restructured facilities which will generate contractual sublease income in aggregate of approximately $3.6 million, resulting in a net future obligation on these properties of approximately $7.3 million through our fiscal 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2012, relates primarily to payments made in the normal course of business.

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

We have operated internationally and are exposed to potentially adverse movements in foreign currency rate changes. With the disposition of our product businesses as of April 30, 2012, we expect to have a significantly reduced exposure to foreign currency rate changes. Prior to April 30, 2012, we had entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives was to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations were immaterial for the six months ended December 31, 2012. As of December 31, 2012, we had no forward contracts.

(b)	Interest Rate Risk

As of December 31, 2012, we had cash and cash equivalents, short-term and long-term investments, and restricted cash and investments of $62.5 million compared to $93.0 million at June 30, 2012. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at December 31, 2012 (dollars in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2013	2014	Thereafter	December 31, 2012	December 31, 2012
U.S. Government Agencies	$1,151	$2,998	$—	$4,149	$4,151
Certificates of Deposit	—	2,005	—	2,005	2,005
Commercial Paper	3,496	—	—	3,496	3,497
Corporate Bonds	19,483	5,875	—	25,358	25,361
Auction Rate Securities	—	—	3,038	3,038	2,203

	$24,130	$10,878	$3,038	$38,046	$37,217

Weighted-average interest rate		0.6%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our MSA Agreement with Ericsson is subject to certain conditions.

Our MSA Agreement with Ericsson is subject to certain closing conditions including the expiration or termination of all applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The MSA grants Ericsson and the Company certain customary termination rights, including that any party may terminate the MSA if the Patent Purchase has not been consummated prior to May 10, 2013. If our transaction with Ericsson does not close, this would have a material adverse effect on our business, operations and prospects and would adversely affect the market price of our common stock.

Patents have a limited lifespan – if our operating subsidiaries are unable to develop or acquire new technologies and patents, our ability to generate revenues could be substantially impaired.

The US and foreign patent systems afford a limited lifespan of protection for each patent. In the United States, a patent is entitled to 20 years of protection from the date of filing the application. Our existing Unwired Planet portfolio will begin to expire towards the end of 2015, with a material portion of our portfolio expiring from 2017 through 2019. If we are unable to develop or acquire new technologies and patents, our ability to generate revenues will be substantially impaired beyond these dates of expiration.

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

Our business strategy to realize the value of our patent portfolio, which may include acquiring patents and patent applications, is expected to be unpredictable and volatile with respect to revenues in future periods. Prior to the closing of the Ericsson transaction, our patent portfolio includes approximately 200 issued US and foreign patents and 75 pending patent applications and covers technologies applicable to the mobile industry. Upon closing the Ericsson transaction, we will acquire an additional 2,185 patents and patent applications, consisting of 1,922 patents and 263 patent applications covering technology utilized in telecommunications infrastructure including signal processing, network protocols, radio recourse management, voice/text applications, mobility management, software, hardware and antennas. However, due to the nature of a licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from licensees or potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

Starting in 2012, we have focused on pursuing a multi-pronged strategy to realize the value of our patent portfolio, which ranges from direct licensing or sale of our patents, litigation, joint ventures, and partnering with one or more intellectual property specialists. In furtherance of this strategy, we may from time to time spend significant resources in enforcing existing patents in litigation and taking certain other actions. Until we begin generating additional revenue from the licensing or sale of our patent portfolio, these activities will be funded primarily by our current working capital. As of December 31, 2012, we had total cash and cash investments of $62.5 million. We believe our current working capital will be able to meet our cash needs for at least the next 12 months. Additionally, we may pursue contingency arrangements and/or alternative financing contracts to increase our available cash and fund our planned intellectual property initiatives. From time to time, in addition, or as an alternative, we also may consider raising capital through public or private offerings of securities. If financing is required to sustain our working capital and is unavailable or prohibitively expensive when we require it, we may not be able to fully realize the value of our patent portfolio and we may be forced to reduce the scope of plan intellectual property initiatives. This would have a material adverse effect on our business, operating results, financial condition and prospects.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of December 31, 2012, we had an accumulated deficit of approximately $3.2 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to execute our intellectual property initiatives, which may not generate significant revenue in future periods. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies with business strategies similar to ours.

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

Date: February 7, 2013

Unwired Planet, Inc.

By:	/s/ EricVetter
Eric Vetter
Chief Financial Officer
(Principal Financial and Chief Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.2	Asset Purchase and Sale Agreement, dated April 15, 2012 between Openwave Systems Inc and OM1, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2012 (Commission No. 001-16703)).

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011 (Commission No. 001-16703)).

3.5	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Openwave Systems Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

4.2	Tax Benefits Preservation Agreement, dated as of January 28, 2012, between Openwave Systems Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 30, 2012 (Commission No. 001-16703)).

4.3	Exemption Agreement dated April 9, 2012, between Openwave Systems Inc. and Quantum Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012 (Commission No. 001-16073)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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