Form 10-Q
period 2013-03-31
UNWIRED PLANET, INC.
filed 2013-05-10
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013 there were 91,916,662 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	March 31,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,242	$39,709
Short-term investments	20,522	43,860
Restricted cash	18,657	—
Prepaid and other current assets	1,593	3,960

Total current assets	49,014	87,529
Property and equipment, net of accumulated depreciation of $37 thousand and $20.5 million	227	452
Long-term investments	1,123	9,423
Deposits and other assets	80	89

Total assets	$50,444	$97,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,693	$6,088
Accrued liabilities	6,471	8,119
Accrued restructuring costs	3,049	12,871

Total current liabilities	12,213	27,078
Accrued restructuring costs, net of current portion	378	827
Long-term taxes payable and other	1,340	959

Total liabilities	13,931	28,864

Stockholders’ equity:
Common stock	92	89
Additional paid-in capital	3,208,073	3,202,080
Accumulated other comprehensive income (loss)	7	(784)
Accumulated deficit	(3,171,659)	(3,132,756)

Total stockholders’ equity	36,513	68,629

Total liabilities and stockholders’ equity	$50,444	$97,493

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Licensing Revenue	$30	$20	$36	$15,046

Total revenue	30	20	36	15,046

Operating costs and expenses:
Sales and marketing expense	4	—	82	375
Patent licensing expenses	2,861	3,470	11,576	8,466
General and administrative	8,350	2,157	16,491	5,217
Restructuring and other related costs	42	141	1,848	1,858

Total operating costs and expenses	11,257	5,768	29,997	15,916

Operating loss from continuing operations	(11,227)	(5,748)	(29,961)	(870)
Interest income	38	78	173	242
Interest expense	—	(201)	(3)	(328)
Other income (expense), net	(1,081)	159	(1,124)	(125)

Net loss from continuing operations	(12,270)	(5,712)	(30,915)	(1,081)
Discontinued operations:
Gain (loss) on sale of discontinued operations, net of tax	$600	5,161	(150)	5,161
Discontinued operations, net of tax	(514)	(8,986)	(7,839)	(21,366)

Net gain (loss) from discontinued operations	86	(3,825)	(7,989)	(16,205)

Net loss	$(12,184)	$(9,537)	$(38,904)	$(17,286)

Basic and diluted net loss per share from:
Continuing operations	$(0.13)	$(0.07)	$(0.34)	$(0.01)
Discontinued operations	—	(0.04)	(0.09)	(0.19)

Net loss	$(0.13)	$(0.11)	$(0.43)	$(0.20)

Shares used in computing basic and diluted net loss per share	91,018	86,146	90,426	85,740

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Net loss	$(12,184)	$(9,537)	$(38,904)	$(17,286)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	836	112	819	(68)

Total other comprehensive income (loss)	836	112	819	(68)

Comprehensive loss	$(11,348)	$(9,425)	$(38,085)	$(17,354)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(38,904)	$(17,286)
(Gain) Loss on sale of discontinued operations	150	(5,161)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization of intangibles	262	3,610
Stock-based compensation and non-employee compensation	5,772	4,180
Non-cash restructuring charges	439	560
Provision for doubtful accounts	—	409
Amortization of premiums/discounts on investments, net	684	775
Realized losses and impairments of non-marketable securities, net	1,094	—
Loss on disposal of property and equipment	—	4
Restricted cash	(18,657)	—
Changes in operating assets and liabilities:
Accounts receivable	—	4,945
Prepaid assets, deposits, and other assets	2,375	11,164
Accounts payable	(2,607)	(1,204)
Accrued liabilities	(2,218)	(2,234)
Accrued restructuring costs	(10,710)	(9,466)
Deferred revenue	—	(13,507)

Net cash used for operating activities	(62,320)	(23,211)

Cash flows from investing activities:
Purchases of property and equipment	(37)	(523)
Payments to vendors related to the sale of discontinued operation	(1,893)	—
Proceeds from sale of discontinued operation	600	5,161
Payment of settlement related to discontinued operation	—	(12,000)
Purchases of short-term investments	(10,014)	(20,861)
Proceeds from sales and maturities of short-term investments	39,699	31,438
Purchases of long-term investments	(948)	(263)
Proceeds from sales and maturities of long-term investments	1,914	8

Net cash provided by investing activities	29,321	2,960

Cash flows from financing activities:
Proceeds from issuance of common stock	1,526	701
Employee stock purchase plan	6	110

Net cash provided by financing activities	1,532	811

Net decrease in cash and cash equivalents	(31,467)	(19,440)
Cash and cash equivalents at beginning of period	39,709	47,266

Cash and cash equivalents at end of period	$8,242	$27,826

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of Unwired Planet, Inc. (the “Company” or “Unwired Planet”), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2013 and June 30, 2012, and the results of operations for the three and nine months ended March 31, 2013 and 2012 and cash flows for the nine months ended March 31, 2013 and 2012. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company announced the sale of its location product operations for a purchase price of $6.0 million. On April 30, 2012, the Company sold the Mediation and Messaging product lines for a purchase price of $49.6 million. The sale of these businesses was designed to allow the Company to focus on realizing the value of its intellectual property, which is likely to require significant legal expense in pursuing payments for the licensing of the Company’s patents.

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

On February 13, 2013, the Company, through a wholly-owned subsidiary, purchased a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances. The Company is not entitled to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“revenue share”). The revenue share Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The revenue share has no termination date.

The Ericsson Patents and the Company’s patents (the “combined patent portfolio”) have been transferred to Unwired Planet LLC (“UP LLC”), a variable interest entity organized and based in Nevada that is consolidated by the Company. UP LLC is capitalized with nominal equity from its two members, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC, both of which are wholly owned by the Company.

The transaction with Ericsson was completed pursuant to a Master Sale Agreement dated January 10, 2013 between (i) Ericsson and its subsidiaries and (ii) the Company and its subsidiaries (“MSA”). In addition, in connection with the completion of the transaction with Ericsson, UP LLC adopted an Amended and Restated Operating Agreement of UP LLC (“Operating Agreement”). Under the terms of the MSA and the Operating Agreement, UP LLC is required to comply with a number of restrictions on its future activities.

Those restrictions include:

a)	During a specified period following the closing of the Transaction, with respect to certain patents, the MSA establishes revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses (or similar rights) below certain agreed-upon royalty rates. Additionally, pursuant to the MSA with respect to the Ericsson Patents and to the extent applicable, UP LLC has accepted an obligation to behave in a manner that is fair, reasonable and non-discriminatory (“FRAND”).

b)	Right of first refusal by Ericsson on any transfer of Ericsson Patents.

c)	The Company has agreed not to engage in, or provide services to any person who conducts or otherwise engages in, the business of generating revenue or otherwise commercialize patents through licensing or selling of patents or initiation or participation in litigation or other legal proceedings to protect and enforce any patent or any other intellectual property right or any other business that is competitive with the business of UP LLC.

d)	Restrictions on the ability of UP LLC to operate outside the ordinary course, including restrictions on the incurrence of debt, creation of liens, changes in business, affiliate transactions, or sales of certain assets and requirements to observe corporate formalities and preserving the legal separateness and bankruptcy remoteness of UP LLC.

Additionally, under the MSA, Ericsson is entitled to at least $1.05 billion (less the amount of cumulative revenue share payments to Ericsson) upon the occurrence of the following events:

a)	A change in control of UP prior to the third anniversary of the closing of the Transaction.

b)	A “Trigger Event”, defined as:

i.	any representation or warranty in the MSA and the ancillary documents (collectively, the “Purchase Documents”) failing to be true and correct and that would result in a material adverse effect;

ii.	a default in the payment of obligations under the Purchase Documents in an aggregate amount exceeding $5 million (except in the case of a good faith dispute);

iii.	a knowing or willful, uncured default in the performance of any other material covenant, condition or agreement contained in the Purchase Documents or a default in the performance of any other material covenant, condition or agreement contained in the Purchase Documents that would reasonably be expected to result in an Insolvency Event;

iv.	any event or condition that results in the acceleration of more than $5 million in indebtedness of UP LLC or its members, or UP LLC or its members failing to pay more than $5 million of indebtedness at maturity;

v.	the commencement of certain bankruptcy proceedings and other Insolvency Events;

vi.	the failure by UP LLC or its members to pay one or more final judgments in an aggregate amount exceeding $5 million (to the extent not covered by insurance); or

vii.	the Company asserting in writing that any provision of the Purchase Documents is not a legal, valid and binding obligation of any party thereto, or that any guarantees or any security interests purported to be created by the Purchase Documents are not in full force and effect including, if applicable, a valid and perfected security interest in the securities, assets or properties covered thereby.

Ericsson has a security interest in all assets of UP LLC and its two members (Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC) as well as a pledge of the equity interests in UP LLC.

Because of the restrictions on UP LLC and the rights and obligations of Ericsson after the transaction, the Company, for accounting purposes, has concluded that its arrangement with Ericsson is executory in nature and accordingly has not given current recognition to it. Specifically, the company has not recognized an asset value for the patents received and has not recorded revenue from the license issued to Ericsson. Revenues earned from licensing the combined patent portfolio will be recognized when the criteria for recognition have been met. The revenue share to Ericsson will be recorded as either a charge to cost of revenue or a reduction in gross revenue, as appropriate, when the revenue share is paid or payable.

During the three and nine months ended March 31, 2013, no revenues were generated from the combined patent portfolio and no revenue share has been paid or is payable to Ericsson. Transaction costs of $5.2 million and $7.2 million for legal and advisory services, travel, and other direct costs of entering into the transaction with Ericsson were incurred during the three and nine months ended March 31, 2013, respectively.

Stock Based Compensation, Non-Employee and Other Compensation

The following table illustrates stock-based compensation recognized in the condensed consolidated statements of operations by category of award (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Stock-based compensation related to:
Grants of nonvested stock	$233	$442	$574	$539
Stock options granted to employees, non-employees and directors	4,181	396	4,570	566
Employee stock purchase plan	—	56	4	56
Stock options granted to employees of discontinued operations	62	2,066	624	3,019

Stock-based compensation recognized in the condensed consolidated statements of operations	$4,476	$2,960	$5,772	$4,180

During the nine months ended March 31, 2013 and 2012, the tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(a) Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Expected volatility	65.7% - 73.6%	77.2%	62.1% - 73.6%	72.2% - 78.5%
Expected dividends	—	—	—	—
Expected term (in years)	2.66 - 5.72	3.79	2.66 - 5.87	3.60 - 6.07
Risk-free rate	0.4% - 1.0%	0.6%	0.4% - 1.0%	0.6% - 1.2%

The Company estimates the expected term for new grants based upon actual post-vesting option cancellation and exercise experience as well as the average midpoint between vesting and the contractual term for outstanding options. The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded option on Unwired Planet’s common stock, when appropriate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

(b) Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees could purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. Effective November 15, 2012, the ESPP was suspended. The amount of stock-based compensation expense recognized relating to the ESPP during the three and nine months ended March 31, 2013 was immaterial.

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

(c) Equity awards activity

A summary of option activity, including discontinued operations, from July 1, 2012 to March 31, 2013 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2012	8,026	$3.14
Options	946	1.63
Exercised	(954)	1.63
Forfeited, canceled or expired	(2,229)	6.10

Outstanding at March 31, 2013	5,789	$2.04	4.29	$2,352

Vested and expected to vest at March 31, 2013	5,437	$2.08	3.77	$2,057

Exercisable at March 31, 2013	4,071	$2.23	1.97	$1,371

The weighted average grant date fair values of options granted during the nine months ended March 31, 2013 and 2012 were $1.63 and $0.98, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2013 and 2012 was $0.7 million and $0.5 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares. A summary of the activity of the Company’s nonvested share awards, including discontinued operations, from July 1, 2012 to March 31, 2013 is presented below (in thousands except per share amounts):

		Weighted
		Average
		Grant Date
		Fair Value
Restricted Stock Awards	Shares	Per Share
Nonvested at July 1, 2012	180	$1.93
Nonvested shares granted	90	1.42
Vested	(164)	1.85

Nonvested at March 31, 2013	106	$1.61

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2012	276	$2.04
Granted	2,090	$1.54
Vested	(152)	$1.75

Outstanding at March 31, 2013	2,214	$1.59

The total fair value of shares vested, including discontinued operations, during the nine months ended March 31, 2013 was $0.2 million. As of March 31, 2013, there was $4.3 million of total unrecognized compensation cost related to all unvested share awards and options. That cost is expected to be recognized on a declining basis as the shares vest over the next three years.

Stock-based compensation expense impacted the Company’s results of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Stock-based compensation by category:
Sales and marketing	$—	$—	$1	$—
General and administrative	4,414	894	5,147	1,161
Discontinued operations	62	2,066	624	3,019

	$4,476	$2,960	$5,772	$4,180

(d) Non-employee compensation

During the three and nine months ended March 31, 2013, the Company issued one million shares of common stock to a non-employee for performance under a services contract in connection with the Ericsson transaction. The fair value associated with this stock issuance of $1.9 million was recognized as stock-based compensation expense during the quarter. An additional 500,000 shares of common stock will be issued if prior to January 11, 2014 the average trading price of the Company’s common stock over any 15 consecutive tradings days equals or exceeds $3.00 (“First Incentive Fee”). An additional 700,000 shares of common stock will be issued if prior to January 11, 2015 the average trading price of the Company’s common stock over any 15 consecutive tradings days equals or exceeds $5.00 (“Second Incentive Fee”). The awards related to the Incentive Fees will only vest if the respective Company common stock price targets are met. The fair value of the awards for the Incentive Fees will be remeasured on a quarterly basis using a Monte Carlo simulation method and any changes in fair value will be recognized as expense or income in the statement of operations. As of March 31, 2013, the fair value of the Incentive Fee awards was estimated at $1.3 million and was recognized as a liability and expensed during the three months ended.

The estimated assumptions used in the Monte-Carlo simulation model to value our market-condition non-employee stock grants are:

	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013
Expected volatility	72.38%	72.38%
Expected dividends	None	None
Risk-free interest rate	0.24%	0.24%

(e) CEO Separation and Bonus

On February 19, 2013, the Company announced that Michael Mulica intends to step down as the Company’s President and Chief Executive Officer as of May 31, 2013 pursuant to a separation agreement entered into between the Company and Mr. Mulica (the “Separation Agreement”). The Separation Agreement provides that upon Mr. Mulica’s exit, all of his unvested equity awards covering shares of the Company’s common stock shall automatically be accelerated so as to become immediately and completely vested, and the post-termination exercise periods for all of his stock options shall be extended for an additional six months. In addition, Mr. Mulica will be entitled to salary continuation for twelve months commencing upon separation and will be eligible for an incentive cash award for the first six months of 2013 for an amount of up to 150% of Mr. Mulica’s base salary, based on certain performance criteria detailed in the Separation Agreement and prorated for the amount of days actually worked. Mr. Mulica will also be entitled to certain benefits continuation and outplacement assistance. Additionally, on February 14, 2013, in recognition of Mr. Mulica’s efforts in connection with the closing of the Company’s patent transaction with Ericsson, the Company’s Board of Directors awarded Mr. Mulica a $200,000 cash bonus and 300,000 restricted stock units that will vest in accordance with the terms of the Separation Agreement. For the three months ended March 31, 2013, the Company has incurred $0.4 million in expense and $0.9 million in stock-based compensation for the separation of the CEO and bonus to the CEO. The Company is anticipating incurring an additional $0.3 million in severance expense and could incur between $1.3 and $1.6 million in stock-based compensation in the fourth quarter of 2013.

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 22) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Comprehensive Income in Accounting Standards Update No. 2011-05 was issued. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is applied retrospectively. Accordingly, the Company adopted the new guidance on July 1, 2012, and elected to present separate consolidated statements of comprehensive income.

Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“Update 2011-08”), allows entities to use a qualitative approach to test goodwill for impairment. Update 2011-08 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Update 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Accordingly, the Company adopted the new guidance on July 1, 2012, and determined that it did not have an impact on our consolidated financial position, results of operations, or cash flows.

(2) Net Loss Per Share

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss from continuing operations per share computation. The following table sets forth potential shares of common stock, including discontinued operations, that are not included in the diluted net loss per share calculation because to do so would reduce the loss per share for the periods indicated below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Weighted average effect of potential common stock:
Unvested common stock subject to repurchase	108	241	145	224

Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	3,440	3,930	1,918	2,523

Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	3,267	7,787	4,448	8,465

(3) Discontinued Operations

Product Business

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company sold its non-core product line, Location, to a subsidiary of Persistent Systems Ltd (“Persistent Systems”) for $6.0 million in cash, with $0.6 million of that amount being placed in an escrow account for a period of one year, to secure indemnification claims made by Persistent Systems, if any. The Company recorded a pre-tax gain on sale of discontinued operations of approximately $5.2 million within discontinued operations in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, the escrowed funds were distributed pursuant to agreements reached with Persistent Systems, resulting in a gain on sale of discontinued operations of $0.6 million in the consolidated statement of operations.

Upon the sale of the Location business, the associated financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. As of March 31, 2013, there were no assets or liabilities attributable to the Location product business due to the sale of the discontinued operation on February 1, 2012.

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

The financial results of the product business included in discontinued operations were as follows (in thousands):

	Three Months ended March 31,		Nine Months ended March 31,
	2013	2012	2013	2012
Revenue from discontinued operations	$—	$24,772	$—	$98,010

Loss from discontinued operations	(514)	(8,391)	(7,839)	(17,491)
Income tax expense	—	595	—	3,875

Net loss from discontinued operations, net of taxes	$(514)	$(8,986)	$(7,839)	$(21,366)

(4) Geographic, Segment and Significant Customer Information

The Company’s Chief Executive Officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

The Company has organized its operations based on a single operating segment.

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus have not been disclosed.

All of the Company’s revenues related to the ongoing intellectual property business have been from two customers, as shown in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Customer:
Microsoft	—	—	—	100%
Mobixell Networks	100%	100%	100%	0%

(5) Balance Sheet Components

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows as of the dates noted (in thousands):

	March 31,	June 30,
	2013	2012
Net unrealized gains (losses) on marketable securities:
Unrealized gain (loss) on marketable securities not other-than-temporarily impaired	$7	$(11)
Unrealized loss on marketable securities other-than-temporarily impaired	—	(801)

Net unrealized gain (loss) on marketable securities	7	(812)
Interest on marketable securities	—	28

Total Accumulated other comprehensive income (loss)	$7	$(784)

(6) Financial Instruments

a)	Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of any two of the following: Moody’s of A-2 or higher, or Standard & Poor’s of A1 or higher at the time of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC.

b)	Restricted cash

In the second fiscal quarter of 2013, the Company transferred $0.7 million into a Rabbi trust to fund a severance payment obligation which is expected to be paid during the fourth quarter of fiscal 2013.

In connection with the closing of the Ericsson patent acquisition, the Company terminated its credit facility with Silicon Valley Bank, dated as of January 23, 2009, provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent such letters of credit are fully cash collateralized. The amount collateralized is approximately $18.0 million and is reflected as restricted cash on the Company’s balance sheet; approximately $17.0 million of this amount relates to the lease on the Company’s prior headquarters which expires in June 2013, after which time that amount of cash will no longer be restricted.

c)	Investments

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

	Expected maturity for the year ending June 30,		Cost Value	Fair Value
	2013	2014	March 31, 2013	March 31, 2013
U.S. Government Agencies	$151	$2,987	$3,138	$3,140
Certificates of Deposit	—	2,005	2,005	2,005
Commercial Paper	2,099	—	2,099	2,099
Corporate Bonds	8,554	5,842	14,396	14,401

	$10,804	$10,834	$21,638	$21,645

Weighted-average interest rate		0.5%

	March 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$3,138	$2	$—	$3,140
Certificates of Deposit	2,005	—	—	2,005
Commercial Paper	2,099	—	—	2,099
Corporate Bonds	14,396	6	(1)	14,401

	$21,638	$8	$(1)	$21,645

	June 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government Agencies	$6,064	$7	$(1)	$6,070
Commercial Paper	7,844	—	—	7,844
Certificates of Deposit	2,220	—	—	2,220
Corporate Bonds	36,429	10	(27)	36,412
Auction Rate Securities	3,038	—	(801)	2,237

	$55,595	$17	$(829)	$54,783

d)	Temporary and Other-Than-Temporary Impairments On Available-For-Sale Securities

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

During the nine months ended March 31, 2013 and 2012 there were no OTTI charges in earnings.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	3,628	(1)	—	—	3,628	(1)

	$3,628	$(1)	$—	$—	$3,628	$(1)

	As of June 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,765	$(1)	$—	$—	$2,765	$(1)
Corporate Bonds	30,750	(27)	—	—	30,750	(27)
Auction Rate Securities	—	—	2,237	(801)	2,237	(801)

	$33,515	$(28)	$2,237	$(801)	$35,752	$(829)

As of March 31, 2013, the Company had 8 investments in an unrealized loss position. As of June 30, 2012, the Company had 54 investments in an unrealized loss position.

e)	Fair Value Measurement

The FASB has established a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying value of the Company’s cash and cash equivalents approximates their fair value and is based on level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2013.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair value of securities as of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$7,769	$—	$—	$7,769
Short-term investments:
Certificates of Deposit	2,005	—	—	2,005
Commercial Paper	2,099	—	—	2,099
Corporate Bonds	14,020	—	—	14,020
U.S. Government Agencies	2,398	—	—	2,398
Long-term investments:
Corporate Bonds	381	—	—	381
U.S. Government Agencies	742	—	—	742

Total Assets	$29,414	$—	$—	$29,414

Liabilities
Market Condition Non-Employee Stock		$1,307	$—	$1,307

Total Liabilities	$—	$1,307	$—	$1,307

Fair value of securities as of June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$37,488	$—	$—	$37,488
Commercial Paper	1,500	—	—	1,500
Short-term investments:
Certificates of Deposit	2,220	—	—	2,220
Commercial Paper	6,344	—	—	6,344
Corporate Bonds	31,991	—	—	31,991
U.S. Government Agencies	3,305	—	—	3,305
Long-term investments:
Corporate Bonds	4,421	—	—	4,421
U.S. Government Agencies	2,765	—	—	2,765
Auction Rate Securities	—	—	2,237	2,237

Total Assets	$90,034	$—	$2,237	$92,271

f)	Auction Rate Securities (“ARS”)

The company sold its ARS in February 2013. Proceeds of $1.9 million and a realized loss of $1.1 million were recognized in the third quarter of fiscal year 2013.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at June 30, 2012	$2,237
Sale of ARS	$(2,203)
Change in unrealized losses	(34)

Balance at March 31, 2013	$—

(7) Borrowings

Credit Agreement

The Company had secured a revolving credit facility with Silicon Valley Bank. As of September 30, 2011, the borrowing base was $40.0 million. On May 4, 2012, the Company entered into an amendment to reduce the amount of the line of credit from $25.0 million to $18.0 million, delete the Borrowing Base requirement, delete the minimum EBITDA covenant, delete the fee on undrawn amounts, and modify the Liquidity Coverage Ratio definition.

The Company could borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. Effective with the May 4, 2012 amendment, the Company was no longer required to pay a fee on any undrawn amounts under the credit facility. For each letter of credit issued, the Company was required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company was required to pay a commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender. In April 2012, the Company paid a $75 thousand commitment fee to the lender.

In February 2013, in connection with the closing of the Ericsson patent purchase agreement, the Company terminated its credit facility with Silicon Valley Bank, provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent that such letters are fully cash collateralized. The amount collateralized is reflected as restricted cash on the Company’s balance sheet for approximately $18 million. Approximately $17.0 million of this relates to the lease on the Company’s prior headquarters which expires in June 2013, after which time that amount of cash will no longer be restricted.

(8) Commitments and Contingencies

Litigation

Openwave Systems Inc. v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”)

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter had been stayed pending a parallel case filed with the International Trade Commission (“ITC”). The Company withdrew the ITC investigation in October 2012. The Federal District Court in Delaware lifted the stay in January 2013 and the matter is now proceeding.

Unwired Planet LLC v. Apple Inc. (“Apple”) & Unwired Planet LLC v. Google, Inc. (“Google”)

On September 20, 2012, the Company filed two separate complaints in the U.S. District Court for the District of Nevada, charging Apple with infringing 10 of its patents, and charging Google with infringing 10 different patents. Together, the two cases charge infringement of a total of 20 patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies and location-based services such as mapping and advertising.

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

Originally, three licensees of the Company sought indemnification from the Company under their respective license agreements in connection with being named as defendants in two matters pending in the United States District Court for the Eastern District of Texas captioned Unified Messaging Solutions, Inc. v. Google, et al. (Civil Action No. 6:11cv00464) and Unified Messaging Solutions, Inc. v. Facebook, et al. (Civil Action No. 6:11cv00120 (the “Actions”). Plaintiffs in the Actions allege that the licensees’ web-based communication services infringe patents allegedly owned by the plaintiff and the licensees claim that their web-based services are comprised of products licensed from the Company. The Company has assumed the defense on behalf of two of the licensees. With respect to the third, the licensee conducted its own defense and has resolved this issue.

As of March 31, 2013, nothing has been accrued for indemnifications. Historically, costs related to these indemnification provisions have been infrequent.

(9) Restructuring and Other Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of fiscal 2012, and various other restructurings in fiscal 2002 through 2011. Most recently, the Company announced a restructuring on November 7, 2012 in relation to the relocation of its headquarters to Reno, Nevada. The Company incurred a $0.3 million charge during the first quarter of fiscal 2013, related to severance as a result of this relocation. The Company recorded an additional restructuring expense charge of $1.4 million under this plan during the second quarter of fiscal 2013, which includes approximately $0.4 million in severance payments and $1.0 million in facility charges, of which $0.2 million is a non-cash charge for accelerated depreciation. The Company did not record any additional charges for restructuring in the third quarter of fiscal 2013. These amounts are expected to be paid through June 30, 2013.

Previously, the Company implemented a restructuring plan in fiscal 2012 (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the second quarter of fiscal 2012, the Company incurred $1.4 million in facility charges associated with restructuring reduction of space used for the Company’s headquarters under this plan. The Company also incurred $4.9 million in restructuring charges related to severance, of which $0.5 million is included in continuing operations and $4.4 million is included in discontinued operations in the nine months ended March 31, 2013. The Company expects to pay all of the remaining $0.2 million facilities related accrual by June 30, 2013.

The following table sets forth the restructuring liability activity from June 30, 2012 through March 31, 2013 (in thosands):

	FY 02 to FY 09 Restructuring	FY 10 Restructuring	FY 12 Restructuring		FY 13 Restructuring
	Plans	Plan	Plan		Plan		Total
	Facility	Facility	Facility	Severance	Facility	Severance	Accrual
Accrual balances as of June 30, 2012	$12,518	$333	$802	$45	$—	$—	$13,698
New charges	8	—	13	—	—	337	358
Accretion expense	99	1	—	—	—	—	100
Cash paid, net of sublease income	(3,766)	(69)	(215)	(5)	—	—	(4,055)

Balance as of September 30, 2012	$8,859	$265	$600	$40	$—	$337	$10,101

New charges (1)	2	(25)	(84)	(3)	831	364	1,085
Accretion expense	70	1	—	—	—	—	71
Cash paid, net of sublease income	(3,078)	(48)	(129)	—	—	(192)	(3,447)

Balance as of December 31, 2012	$5,853	$193	$387	$37	$831	$509	$7,810

New charges	—	—	—	—	—	—	—
Accretion expense	41	1	—	—	—	—	42
Cash paid, net of sublease income	(3,373)	(45)	(196)	—	(415)	(400)	(4,429)

Balance as of March 31, 2013	$2,521	$149	$191	$37	$416	$109	$3,423

(1)	Total charges do not include $0.2 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statement of operations under restructuring and other costs for the third quarter of fiscal 2013.

As of March 31, 2013, the Company has sublease contracts in place for all but one of its exited facilities, which provides for approximately $1.6 million of future sublease income from third parties. Future minimum lease payments under non-cancelable operating leases, associated with exited facilities, with terms in excess of one year and future contractual sublease income were as follows at March 31, 2013 (in thousands):

Year ending June 30,	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
2013 (remaining)	$2,753	$(316)	$2,437
2014	1,642	(1,034)	608
2015	505	(237)	268

	$4,900	$(1,587)	$3,313

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is less than $0.1 million, which will be recorded as restructuring expense over the life of the respective leases.

(10) Income Taxes

In light of the Company’s history of operating losses, the Company recorded a full valuation allowance for its U.S. federal and state deferred tax assets. The Company intends to maintain this valuation allowance until there is sufficient evidence to conclude that it is more likely than not that the federal and state deferred tax assets will be realized. Under Internal Revenue Code Section 382, the utilization of a corporation’s net operating loss (“NOL”) carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code).

The sale of the product business did not include a transfer of the Company’s gross unrecognized tax benefits reflected in long-term taxes payable and other in the consolidated balance sheet. To the extent these estimated liabilities are adjusted, the difference will be reported as discontinued operations in the statement of operations in the period adjusted, since it relates to foreign withholding taxes on product revenues. The unrecognized tax benefits were $0.8 million as of March 31, 2013 and $0.9 million as of June 30, 2012.

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

(11) Subsequent Events

The Company evaluated subsequent events as of May 10, 2013, and concluded that no subsequent events have occurred.

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

Overview of Our Business

Unwired Planet, Inc. (referred to as “Unwired Planet”, “our”, “we” or “us”) is an intellectual property licensing company. Prior to the closing of the Ericsson transaction, our patent portfolio included approximately 200 issued United States and foreign patents and approximately 60 pending applications, and covers technologies applicable to the mobile industry.

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

Unwired Planet is focused on pursuing a multi-pronged strategy to realize the value of our patent portfolio, which ranges from direct licensing or sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. We generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications software infrastructure or hardware and/or develop mobile communications products. Our goal is to continue to create additional licensing opportunities.

On February 13, 2013, Unwired Planet, Inc. and certain of its subsidiaries, including its indirect subsidiary, Unwired Planet, LLC (“UP LLC”), completed its previously announced acquisition of approximately 2,150 patents and patent applications (the “Ericsson Transferred Patent Portfolio”) from Telefonaktiebolaget L M Ericsson (publ) and an indirect subsidiary (collectively referred to herein as “Ericsson”). The transaction was completed pursuant to that certain Master Sale Agreement (the “MSA”), dated as of January 10, 2013, between the Company and Ericsson whereby Ericsson transferred the Ericsson Transferred Patent Portfolio to UP LLC. Consideration paid consists solely of (a) a nonexclusive, perpetual license to Ericsson for UP LLC’s patent portfolio and (b) a percentage of future gross revenues generated by a patent portfolio that includes both the mobile internet patents purchased from Ericsson plus Unwired Planet’s legacy mobile internet patents. The Ericsson Transferred Patent Portfolio consists of over 1,925 issued patents and 225 patent applications covering technology utilized in telecommunications infrastructure including signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas. Of the 1,925 issued patents, over 750 are United States patents. Pursuant to the MSA, during the period commencing on January 1, 2014 and ending five years thereafter, Ericsson also will assign to UP LLC, for no additional consideration, 100 patents each year (a portion of which will be United States patents) selected by Ericsson (the “Additional Patents”), provided that Ericsson may choose to accelerate such contribution to be made at one time or over a shorter period of time.

As consideration for the Ericsson Transferred Patent Portfolio and the Additional Patents, UP LLC will pay Ericsson the following portion of UP LLC’s Cumulative Gross Revenue on a quarterly basis in accordance with the provisions of the MSA (the “Gross Revenue Payments”): (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus (ii) 50% of the amount of Cumulative Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. Revenue sharing may be adjusted in Ericsson’s favor in certain circumstances as described in the MSA. “Cumulative Gross Revenue” means, as of any date of determination, the aggregate amount of Gross Revenue of UP LLC from the end of the fiscal quarter during which the closing occurred to such date of determination. “Gross Revenue” means, for any fiscal period of UP LLC, all payments, fees, revenues and other amounts or consideration of any kind received, collected or generated by UP LLC for such fiscal period, as determined in accordance with GAAP.

During a specified period following the closing of the Patent Acquisition, with respect to certain patents, the MSA establishes revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses (or similar rights) below certain agreed-upon royalty rates. Additionally, pursuant to the MSA with respect to the Ericsson Transferred Patent Portfolio and to the extent applicable, UP LLC has accepted an obligation to behave in a manner that is fair, reasonable and non-discriminatory (“FRAND”). The aggregate result of these commitments together with other obligations contained in the MSA and the related documents is such that UP LLC will pursue recurring revenue license arrangements that reflect the fair value of its entire patent portfolio, while at the same time respecting Ericsson’s existing commitments, customers and, to the extent applicable, any FRAND obligations. UP LLC believes that such an approach will maximize value for its shareholders over the long term, but such arrangements may take a longer period of time to achieve and may result in smaller upfront payments, as compared to lump sum perpetual licensing.

Overview of Financial Results During the Three and Nine Months Ended March 31, 2013

The following table represents a summary of our operating results from continuing operations for the three and nine months ended March 31, 2013, compared with the three and nine months ended March 31, 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2013	2012	Change	2013	2012	Change
	(unaudited)			(unaudited)
Revenues	$30	$20	50%	$36	$15,046	-100%
Operating expenses	11,257	5,768	95%	29,997	15,916	88%

Operating loss	(11,227)	(5,748)	95%	(29,961)	(870)	3344%
Interest and other income (expense), net	(1,043)	36	-2997%	(954)	(211)	352%

Net loss from continuing operations	$(12,270)	$(5,712)	115%	$(30,915)	$(1,081)	2760%

Revenues increased during the three months ended March 31, 2013 and decreased during the nine months ended March 31, 2013, compared to the corresponding periods of the prior year. See discussion of Revenues below under the “Summary of Operating Results.”

Overall, operating expenses increased during the three and nine months ended March 31, 2013, compared with the corresponding periods of the prior year. These increases are primarily due to higher general and administrative costs as a result of stock compensation expense, legal and labor expenses, as discussed in further detail under “Summary of Operating Results” below.

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

There have been no material changes to our critical accounting policies and estimates since our fiscal year end on June 30, 2012. As discussed in Note 1 to the condensed consolidated financial statement for the quarter ended March 31, 2013, we valued certain non-employee stock awards using a Monte Carlo simulation method. To the extent risk-free interest rates, our stock price or the volatility of our stock price changes in the future, our estimates of the fair value of these non-employee awards could change, thereby increasing or decreasing stock-based compensation expense in future periods.

On February 13, 2013, the Company, through a wholly-owned subsidiary, purchased a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances. The Company is not entitled to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“revenue share”). The revenue share Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The revenue share has no termination date.

The Ericsson Patents and the Company’s patents (the “combined patent portfolio”) have been transferred to Unwired Planet LLC (“UP LLC”), a variable interest entity organized and based in Nevada that is consolidated by the Company. UP LLC is capitalized with nominal equity from its two members, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC, both of which are wholly owned by the Company.

The transaction with Ericsson was completed pursuant to a Master Sale Agreement dated January 10, 2013 between (i) Ericsson and its subsidiaries and (ii) the Company and its subsidiaries (“MSA”). In addition, in connection with the completion of the transaction with Ericsson, UP LLC adopted an Amended and Restated Operating Agreement of UP LLC (“Operating Agreement”). Under the terms of the MSA and the Operating Agreement, UP LLC is required to comply with a number of restrictions on its future activities.

Those restrictions include:

a)	During a specified period following the closing of the Transaction, with respect to certain patents, the MSA establishes revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses (or similar rights) below certain agreed-upon royalty rates. Additionally, pursuant to the MSA with respect to the Ericsson Patents and to the extent applicable, UP LLC has accepted an obligation to behave in a manner that is fair, reasonable and non-discriminatory (“FRAND”).

b)	Right of first refusal by Ericsson on any transfer of Ericsson Patents.

c)	The Company has agreed not to engage in, or provide services to any person who conducts or otherwise engages in, the business of generating revenue or otherwise commercialize patents through licensing or selling of patents or initiation or participation in litigation or other legal proceedings to protect and enforce any patent or any other intellectual property right or any other business that is competitive with the business of UP LLC.

d)	Restrictions on the ability of UP LLC to operate outside the ordinary course, including restrictions on the incurrence of debt, creation of liens, changes in business, affiliate transactions, or sales of certain assets and requirements to observe corporate formalities and preserving the legal separateness and bankruptcy remoteness of UP LLC.

Additionally, under the MSA, Ericsson is entitled to at least $1.05 billion (less the amount of cumulative revenue share payments to Ericsson) upon the occurrence of the following events:

a)	A change in control of UP prior to the third anniversary of the closing of the Transaction.

b)	A “Trigger Event”, defined as:

i.	any representation or warranty in the MSA and the ancillary documents (collectively, the “Purchase Documents”) failing to be true and correct and that would result in a material adverse effect;

ii.	a default in the payment of obligations under the Purchase Documents in an aggregate amount exceeding $5 million (except in the case of a good faith dispute);

iii.	a knowing or willful, uncured default in the performance of any other material covenant, condition or agreement contained in the Purchase Documents or a default in the performance of any other material covenant, condition or agreement contained in the Purchase Documents that would reasonably be expected to result in an Insolvency Event;

iv.	any event or condition that results in the acceleration of more than $5 million in indebtedness of UP LLC or its members, or UP LLC or its members failing to pay more than $5 million of indebtedness at maturity;

v.	the commencement of certain bankruptcy proceedings and other Insolvency Events;

vi.	the failure by UP LLC or its members to pay one or more final judgments in an aggregate amount exceeding $5 million (to the extent not covered by insurance); or

vii.	the Company asserting in writing that any provision of the Purchase Documents is not a legal, valid and binding obligation of any party thereto, or that any guarantees or any security interests purported to be created by the Purchase Documents are not in full force and effect including, if applicable, a valid and perfected security interest in the securities, assets or properties covered thereby.

Ericsson has a security interest in all assets of UP LLC and its two members (Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC) as well as a pledge of the equity interests in UP LLC.

Because of the restrictions on UP LLC and the rights and obligations of Ericsson after the transaction, the Company, for accounting purposes, has concluded that its arrangement with Ericsson is executory in nature and accordingly has not given current recognition to it. Specifically, the company has not recognized an asset value for the patents received and has not recorded revenue from the license issued to Ericsson. Revenues earned from licensing the combined patent portfolio will be recognized when the criteria for recognition have been met. The revenue share to Ericsson will be recorded as either a charge to cost of revenue or a reduction in gross revenue, as appropriate, when the revenue share is paid or payable.

During the three and nine months ended March 31, 2013, no revenues were generated from the combined patent portfolio and no revenue share has been paid or is payable to Ericsson. Transaction costs of $5.2 million and $7.2 million for legal and advisory services, travel, and other direct costs of entering into the transaction with Ericsson were incurred during the three and nine months ended March 31, 2013, respectively.

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

Summary of Operating Results

Three and Nine Months Ended March 31, 2013 and 2012

Revenues

We generate patent revenue, which is derived from licensing our intellectual property.

To date our patent revenues have been from two customers, as shown in the following table:

	% of Total Revenue		% of Total Revenue
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Customer:
Microsoft	—	—	—	100%
Mobixell Networks	100%	100%	100%	0%

Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved.

The following table presents key revenue information (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2013	2012	Change	2013	2012	Change
Licensing Revenue	$30	$20	50%	$36	$15,046	-100%

Total Revenues	$30	$20	50%	$36	$15,046	-100%

Patents Revenues

During the first quarter of fiscal 2012, we entered into a license agreement with a third-party whereby we licensed rights to the majority of Unwired Planet’s patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, we receive royalties related to patent license agreement entered into in the first quarter of fiscal 2011. We intend to continue to seek opportunities for our intellectual property; however, there can be no guarantee that our efforts will be successful.

Operating Expenses

The following table represents operating expenses for the three and nine months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2013	2012	Change	2013	2012	Change
Operating expenses:
Sales and marketing expense	$4	$—	100%	$82	$375	-78%
Patent licensing expenses	2,861	3,470	-18%	11,576	8,466	37%
General and administrative	8,350	2,157	287%	16,491	5,217	216%
Restructuring and other related costs	42	141	-70%	1,848	1,858	-1%

Total Operating Expenses	$11,257	$5,768	95%	$29,997	$15,916	88%

Percent of Revenues:
Sales expense	*nm	*nm		*nm	2%
General and administrative	*nm	*nm		*nm	35%
Patent initiative expenses	*nm	*nm		*nm	56%

*	not meaningful

Sales and marketing expense

Sales and marketing expenses include salary and benefit expenses and travel expenses for our marketing personnel, as well as any commissions related to our patent revenues. Sales and marketing expenses also include the costs of public relations, promotional materials and other market development programs.

During the three months ended March 31, 2013, the expense related to sales and marketing increased by an immaterial amount as compared with the corresponding period in the prior year.

Sales and marketing expense decreased by approximately 78% in the nine months ended March 31, 2013, as compared with the corresponding period in the prior year. The expense in fiscal 2012 related to a commission on the patent deal signed during the first quarter of fiscal 2012, with no such comparable payment made in the first nine months of fiscal 2013.

Patent licensing expenses

Patent licensing expenses include legal and consulting costs related to licensing our patents, which includes litigation expenses to protect our patents and our licensing business when necessary, as well as labor and related costs for employees engaged in these activities on a full-time basis. Litigation, when necessary, forms the substantial majority of the expense.

During the three months ended March 31, 2013, patent licensing expenses decreased by 18% compared with the corresponding period in the prior year. This decrease primarily consists of increased patent costs associated with legal fees incurred to support the ITC case in third quarter 2012. The Company withdrew the ITC investigation in October 2012. This was partially offset by increased patent maintenance costs in the third quarter of fiscal 2013 associated with the acquired Ericsson patents.

During the nine months ended March 31, 2013, patent licensing expenses increased by 37% compared with the corresponding period in the prior year. This increase is primarily due to an increase in legal expenses associated with patent litigation, which includes legal fees in the first half of 2013 supporting the ITC and Delaware District Court cases filed and announced in August 2011, as well as the patent infringement cases filed against each of Apple Inc. and Google Inc. filed in the U.S. District Court for the District of Nevada in September 2012. In addition, there were increased patent maintenance costs in the second and third quarter of fiscal 2013 associated with the acquired Ericsson patents.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, depreciation and amortization expenses and facility costs for our finance, legal, information services, and executive personnel. General and administrative expenses also include outside accounting and professional fees.

During the three months ended March 31, 2013, general and administrative costs increased 287% compared with the corresponding period in the prior year. The increase was primarily due to $3.2 million in non-employee compensation related to the Ericsson Transaction. Additionally, the increase was due to bonus and severance of $0.4 million and stock-based compensation of $0.9 million related to the transition of the CEO. Legal and professional fees were up compared to the same period in the prior year principally from $1.1 million in expenditures related to the close of the Ericsson transaction on February 13, 2013. We also experienced a $0.3 million increase in temporary resources assigned to the continuing operation to facilitate transitioning systems and processes suitable to a smaller company. Accounting fees increased by $0.2 million, travel increased $0.2 million, and other professional fees increased by $0.1 million, all due to increased activity related to the Ericsson agreement.

During the nine months ended March 31, 2013, general and administrative costs increased 216% compared with the corresponding period in the prior year. The increase was primarily due to $3.2 million in non-employee compensation in the third quarter of 2013. Additionally, the increase was due to $1.6 million in added labor costs, in conjunction with the bonus and severance expenses related to the transition of executive management. Stock-based compensation to employees was up $0.8 million due to a combination of grants made and executive management transition during the nine months ended March 31, 2013. Legal and professional fees increased $3.2 million which primarily related to assistance with potential strategic alternatives, including expenses associated with the Ericsson transaction. We also experienced a $0.7 million increase in temporary resources assigned to the continuing operation to facilitate transitioning systems and processes suitable to a smaller company. Recruiting and travel fees were up by $0.5 million due to the Company’s transition to Reno. Additionally, accounting fees increased by $0.5 million and other professional fees increased by $0.6 million due to costs related to the Ericsson transaction.

Restructuring and Other Related Costs

Restructuring and other related costs for the three months ended March 31, 2013, decreased $0.1 million, or 70%, when compared with the corresponding period in the prior year. The prior year’s restructuring expense primarily consisted of $0.2 million in charges for facilities accretion related to the fiscal 2012 plan. The current year’s period contained an immaterial amount associated with facilities accretion costs.

Restructuring and other related costs for the nine months ended March 31, 2013, decreased by 1%, when compared with the corresponding period in the prior year. The prior year’s restructuring expense primarily consisted of $2.1 million in charges for severance and facilities costs related to the fiscal 2012 plan, while the current year’s period contained $1.8 million in charges associated with estimated severance, facility and accelerated depreciation costs as a result of our announced relocation to Reno, Nevada. Additionally, there was a decline in facilities restructuring costs of approximately $0.3 million from the prior year due to a decrease in facilities accretion.

Refer to Note 9 in the notes to the condensed consolidated financial statements for more information.

Interest Income

Interest income was immaterial for the three months ended March 31, 2013 and was approximately $0.1 million for the three months ended March 31, 2012.

Interest income was approximately $0.2 million for the nine months ended March 31, 2013 and March 31, 2012, respectively.

Interest Expense

There was no interest expense for the three months ended March 31, 2013, which was a decrease from the prior year’s period due to a decline in the outstanding amounts for our letters of credit.

Interest expense was immaterial for the nine months ended March 31, 2013, which was due to a decline in the outstanding amounts for our letters of credit.

Other Income (Expense), net

During the three and nine months ended March 31, 2013, other income and expense, net costs increased $1.2 million and $1.0 million, respectively, compared with the corresponding period in the prior year. This increase primarily relates to the sale of the Auction Rate Security in February 2013. Proceeds of $1.9 million and a realized loss of $1.1 million were recognized in the third quarter of fiscal year 2013.

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

Loss from discontinued operations decreased by $3.9 million in the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. The costs during the three months ended March 31, 2013 primarily relate to stock based compensation due to change of control of $0.1 million and professional service costs in connection with the transaction.

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company sold its non-core product line, Location, to a subsidiary of Persistent Systems Ltd (“Persistent Systems”) for $6.0 million in cash, with $0.6 million of that amount being placed in an escrow account for a period of one year, to secure indemnification claims made by Persistent Systems, if any. The Company recorded a pre-tax gain on sale of discontinued operations of approximately $5.2 million within discontinued operations in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, the escrowed funds were distributed pursuant to agreements reached with Persistent Systems, resulting in a gain on sale of discontinued operations of $0.6 million in the consolidated statement of operations.

Net loss from discontinued operations decreased by $8.2 million in the nine months ended March 31, 2013 as compared with the nine months ended March 31, 2012. There have been no revenues generated since the sale of the product business, and reductions in costs are due to no longer operating the business. The costs incurred during the nine months ended March 31, 2013 primarily relate to the excess cost of providing the TSA services and facilities beyond the fees received, as well as severance payments and stock based compensation modifications triggered in periods following the sale of the product business, and professional service costs in connection with the transaction. Additionally, the Company settled all working capital adjustments with Openwave Mobility, resulting in a loss on the sale of discontinued operations of $750,000, which was recorded in the first quarter of fiscal 2013.

See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding the classification of these businesses as a discontinued operation.

Liquidity and Capital Resources

Working Capital and Cash Flows

The following table presents selected financial information and statistics as of March 31, 2013 and June 30, 2012, and for the nine months ended March 31, 2013 and 2012, which includes cashflows from discontinued operations, (dollars in thousands):

	March 31,	June 30,	Percent
	2013	2012	Change
Working capital	$36,801	$60,451	-39%
Cash and investments:
Cash and cash equivalents	$8,242	$39,709	-79%
Short-term investments	20,522	43,860	-53%
Restricted cash	18,657	—	100%
Long-term investments	1,123	9,423	-88%

Total cash and investments	$48,544	$92,992	-48%

	Nine Months Ended
	March 31,
	2013	2012
Cash used for operating activities	$(62,320)	$(23,211)
Cash provided by investing activities	$29,321	$2,960
Cash provided by financing activities	$1,532	$811

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

In February 2013, in connection with the closing of the Ericsson patent purchase agreement, the Company terminated its credit facility with Silicon Valley Bank, provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent that such letters are fully cash collatorized. The amount collateralized is reflected as restricted cash on the Company’s balance sheet for approximately $18 million. Approximately $17.0 million of this relates to the lease on the Company’s prior headquarters which expires in June 2013, after which time that amount of cash will no longer be restricted.

While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell or license certain patent assets. The sale of additional equity securities could result in additional dilution to our stockholders. We also may pursue contingency arrangements related to our legal cases, and/or alternative financing contracts to increase our available cash and fund our patent licensing expenses. There can be no assurance that we will be able to raise additional capital in amounts sufficient to meet our requirements, if at all.

If additional funding is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned intellectual property initiatives and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash and investment portfolio in a manner designed to facilitate adequate cash and cash equivalents to fund our operations for the next twelve months.

Working capital

Our working capital, defined as current assets of the continuing operations less current liabilities of the continuing operations, decreased by approximately $23.7 million, or 39%, from June 30, 2012 to March 31, 2013. The decrease in working capital balances can primarily be attributed to the use of $36.1 million of cash and cash equivalents and short term investments, primarily as a result of cash used for operations of $62.3 million which is partially offset by the cash generated by our investing activities.

Cash used for operating activities

Cash used for operating activities was $62.3 million during the nine months ended March 31, 2013. This use of cash is primarily a result of the operating results of both the continuing and discontinued operations for the period. Additionally, as a result of the Ericsson patent purchase agreement, the Company terminated its credit facility with Silicon Valley Bank, provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent that such letters are fully cash collatorized. The $18.0 million of collatoralized cash is categorized as restricted cash on the Company’s balance sheet and subsequently decreases cash for operating activities in the current quarter as compared to the same prior year period. We expect our use of cash from operations to decline during the remainder of fiscal 2013. This is due to restructuring in the second fiscal quarter of 2013 which reduced headcount and relocated our headquarters to Reno Nevada. Additionally, the leases on our former corporate headquarters will expire at the end of June, 2013 which will release a significant portion of our restricted cash.

Cash provided by investing activities

Net cash provided by investing activities during the nine months ended March 31, 2013 was $29.3 million, which primarily was due to the $30.7 million of maturities or sales of investments, net of purchases of investments, partially offset by the $1.9 million of payments made related to transaction costs for the sale of the product business.

Cash flows provided by financing activities

Net cash provided by financing activities during the nine months ended March 31, 2013 was $1.5 million, resulting from the exercise of stock options during the period.

Operating Lease Obligations and Contractual Obligations

Aside from our entering into a lease for offices in Reno, Nevada, for the next three years at an average annual base rent of $86,700, there has been no material change to our contractual obligations during the first nine months of fiscal 2013. As such, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a description of our facility leases and Note 9 in the notes to the condensed consolidated financial statements. We currently have subleased all but one of our restructured facilities which will generate contractual sublease income in aggregate of approximately $1.6 million, resulting in a net future obligation on these properties of approximately $3.3 million through our fiscal 2015. The decrease in our liability for restructured facilities since the fiscal year ended June 30, 2012, relates primarily to payments made in the normal course of business.

CEO Separation and Bonus

On February 19, 2013, the Company announced that Michael Mulica intends to step down as the Company’s President and Chief Executive Officer as of May 31, 2013 pursuant to a separation agreement entered into between the Company and Mr. Mulica (the “Separation Agreement”). The Separation Agreement provides that upon Mr. Mulica’s exit, all of his unvested equity awards covering shares of the Company’s common stock shall automatically be accelerated so as to become immediately and completely vested, and the post-termination exercise periods for all of his stock options shall be extended for an additional six months. In addition, Mr. Mulica will be entitled to salary continuation for twelve months commencing upon separation and will be eligible for an incentive cash award for the first six months of 2013 for an amount of up to 150% of Mr. Mulica’s base salary, based on certain performance criteria detailed in the Separation Agreement and prorated for the amount of days actually worked. Mr. Mulica will also be entitled to certain benefits continuation and outplacement assistance. Additionally, on February 14, 2013, in recognition of Mr. Mulica’s efforts in connection with the closing of the Company’s patent transaction with Ericsson, the Company’s Board of Directors awarded Mr. Mulica a $200,000 cash bonus and 300,000 restricted stock units that will vest in accordance with the terms of the Separation Agreement. For the three months ended March 31, 2013, the Company has incurred $0.4 million in expense and $0.9 million in stock-based compensation for the separation of the CEO and bonus to the CEO. The Company is anticipating incurring an additional $0.3 million in severance expense and could incur between $1.3 and $1.6 million in stock-based compensation in the fourth quarter of 2013.

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

We have operated internationally and are exposed to potentially adverse movements in foreign currency rate changes. With the disposition of our product businesses as of April 30, 2012, we expect to have a significantly reduced exposure to foreign currency rate changes. Prior to April 30, 2012, we had entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives was to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying condensed consolidated statements of operations were immaterial for the nine months ended March 31, 2013. As of March 31, 2013, we had no forward contracts.

(b)	Interest Rate Risk

As of March 31, 2013, we had cash and cash equivalents, short-term and long-term investments, and restricted cash of $48.5 million compared to $93.0 million at June 30, 2012. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, government securities, and prior to February 2013 auction rate securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poor’s of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a chart of the principal amounts of short-term investments and long-term investments by expected maturity at March 31, 2013 (dollars in thousands):

	Expected maturity for the year ending June 30,		Cost Value	Fair Value
	2013	2014	March 31, 2013	March 31, 2013
U.S. Government Agencies	$151	$2,987	$3,138	$3,140
Certificates of Deposit	—	2,005	2,005	2,005
Commercial Paper	2,099	—	2,099	2,099
Corporate Bonds	8,554	5,842	14,396	14,401

	$10,804	$10,834	$21,638	$21,645

Weighted-average interest rate		0.5%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on patent laws to protect our intellectual property or proprietary rights; although we believe that other factors such as the technological and creative skills of our personnel are also essential to our success. We also rely on trademark law to protect the value of our corporate brand and reputation. In addition, we have divested our product businesses and intend to take actions to realize the value of our patent portfolio by pursuing patent licensing agreements and/or litigation. These efforts may not result in additional revenues, and may also result in counter-claims of non-infringement or invalidity being raised by third parties.

Despite our efforts to license and protect our intellectual property and proprietary rights, unauthorized parties may copy or otherwise obtain and use our technology or trademarks. Effectively policing and enforcing our intellectual property is time-consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

Our operations require sufficient cash flows from operating activities, cash on hand and financings.

Starting in 2012, we have focused on pursuing a multi-pronged strategy to realize the value of our patent portfolio, including direct licensing or sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. In furtherance of this strategy, we may from time to time spend significant resources in enforcing existing patents in litigation and taking certain other actions. Until we begin generating additional revenue from the licensing or sale of our patent portfolio, these activities will be funded primarily by our current working capital. As of March 31, 2013, we had total cash and cash investments of $48.5 million. We believe our current working capital will be able to meet our cash needs for at least the next 12 months. Additionally, we may pursue contingency arrangements and/or alternative financing contracts to increase our available cash and fund our planned intellectual property initiatives. From time to time, in addition, or as an alternative, we also may consider raising capital through public or private offerings of securities. If financing is required to sustain our working capital and is unavailable or prohibitively expensive when we require it, we may not be able to fully realize the value of our patent portfolio and we may be forced to reduce the scope of planned intellectual property initiatives. This would have a material adverse effect on our business, operating results, financial condition and prospects.

Focusing our business model on realizing the value of our intellectual property is a relatively recent initiative and may not result in anticipated benefits.

Until recently, we were primarily a software company delivering Mediation and Messaging solutions to communication service providers. We sold the last of our products businesses as of April 30, 2012 and are focusing our efforts on realizing the value of our intellectual property. We have a limited operating history and a limited track record with respect to our intellectual property strategy, which could make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected. Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, and to perform our accounting, finance and administrative functions. We may not realize all of the anticipated benefits of our prior or any future strategies.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

We have a history of losses and may not be able to maintain consistent profitability. Except for fiscal 2006, we have incurred annual net losses since our inception. As of March 31, 2013, we had an accumulated deficit of approximately $3.2 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to execute our intellectual property initiatives, which may not generate significant revenue in future periods. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies with business strategies similar to ours.

We have a revenue sharing arrangement with Ericsson; certain contractual obligations with Ericsson related to our licensing strategy may result in a longer period of time before revenue may be generated and may lead to smaller up-front payments.

Under the terms of our recently-completed acquisition of certain patents and patent applications from Telefonaktiebolaget L M Ericsson and an indirect subsidiary (collectively, “Ericsson”) pursuant to that certain Master Sale Agreement (the “MSA”), dated as of January 10, 2013, between Unwired Planet and certain of our subsidiaries, including our indirect subsidiary, Unwired Planet, LLC (“UP LLC”) and Ericsson, we will pay Ericsson the following portion of UP LLC’s cumulative gross revenue on a quarterly basis in accordance with the provisions of the MSA (the “Gross Revenue Payments”): (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus (ii) 50% of the amount of Cumulative Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. Revenue sharing may be adjusted in Ericsson’s favor in certain circumstances as described below. This revenue sharing may be adjusted in certain circumstances depending on the terms of specific licensing arrangements. Thus, we will not get the benefit of all of the revenue we generate, and we will give up an increasing percentage of our revenue if we are successful.

Further, UP LLC granted Ericsson licenses and other rights in the transferred patents and all other patents owned or controlled by UP LLC. The transferred patents are also subject to certain encumbrances relating to existing Ericsson licenses, and UP LLC has granted Ericsson a lien on all of UP LLC’s assets. Additionally, we have agreed not to engage in, or provide services to any person who conducts or otherwise engages in, the business of generating revenue or otherwise monetizing patents through licensing or selling of patents or initiation or participation in litigation or other legal proceedings to protect and enforce any patent or any other intellectual property right or any other business that is competitive with the business of UP LLC. During a specified period following the closing of the Ericsson transaction, with respect to certain patents, the MSA establishes revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses (or similar rights) below certain agreed-upon royalty rates. Additionally, UP LLC has accepted an obligation to behave in a manner that is fair, reasonable and non-discriminatory (“FRAND”).

The aggregate result of these commitments, together with other obligations contained in Ericsson transaction documents, is such that we will pursue recurring revenue license arrangements that reflect the fair value of our entire patent portfolio, while at the same time respecting Ericsson’s existing commitments, customers and, to the extent applicable, any FRAND obligations. We believe that such an approach will maximize value for our stockholders over the long term, but such arrangements may take a longer period of time to achieve and may result in smaller up-front payments, as compared to lump sum perpetual licensing.

If the Company defaults upon its obligations to Ericsson under certain circumstances, Ericsson will be entitled to monetary damages of $1.05 billion.

The MSA also provides that upon the occurrence of any Trigger Event (as defined below), Ericsson will be entitled to monetary damages of at least $1.05 billion less Gross Revenue Payments actually received by Ericsson prior to the date such amount of damage is paid. A “Trigger Event” includes: (a) any representation or warranty in the MSA and the ancillary documents (collectively, the “Purchase Documents”) failing to be true and correct and that would result in a material adverse effect; (b) a default in the payment of obligations under the Purchase Documents in an aggregate amount exceeding $5 million (except in the case of a good faith dispute); (c) a knowing or willful, uncured default in the performance of any other material covenant, condition or agreement contained in the Purchase Documents or a default in the performance of any other material covenant, condition or agreement contained in the Purchase Documents that would reasonably be expected to result in an Insolvency Event; (d) any event or condition that results in the acceleration of more than $5 million in indebtedness of UP LLC or its members, or UP LLC or its members failing to pay more than $5 million of indebtedness at maturity; (e) the commencement of certain bankruptcy proceedings and other Insolvency Events; (f) the failure by UP LLC or its members to pay one or more final judgments in an aggregate amount exceeding $5 million (to the extent not covered by insurance); or (g) the Company asserting in writing that any provision of the Purchase Documents is not a legal, valid and binding obligation of any party thereto, or that any guarantees or any security interests purported to be created by the Purchase Documents are not in full force and effect including, if applicable, a valid and perfected security interest in the securities, assets or properties covered thereby. The occurrence of such a default would have a material adverse effect on the Company and its business.

Ericsson has a lien on all of our assets.

In connection with the Ericsson transaction, UP LLC has entered into a security agreement in favor of Ericsson pursuant to which UP LLC granted Ericsson a lien on all of UP LLC’s assets. In addition, the members of UP LLC, which are subsidiaries of Unwired Planet, have agreed to guarantee the obligations of UP LLC under the MSA and have pledged all of their assets, including the equity interests of UP LLC, to Ericsson to secure such obligations. A default under the applicable security agreements will occur upon the occurrence of a Trigger Event.

Our revenues may be unpredictable, and this may harm our financial condition.

Our business strategy to realize the value of our patent portfolio, which may include acquiring patents and patent applications, is expected to be unpredictable and volatile with respect to revenues in future periods. Prior to the closing of the Ericsson transaction, our patent portfolio included approximately 200 issued United States and foreign patents and 60 pending patent applications and covers technologies applicable to the mobile industry. Upon closing the Ericsson transaction, we acquired approximately 2,150 additional patents and patent applications, consisting of over 1,925 issued patents and over 225 patent applications covering technology utilized in telecommunications infrastructure including signal processing, network protocols, radio recourse management, voice/text applications, mobility management, software, hardware and antennas However, due to the nature of a licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from licensees or potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

Patents have a limited lifespan — if our operating subsidiaries are unable to develop or acquire new technologies and patents, our ability to generate revenues could be substantially impaired.

The US and foreign patent systems afford a limited lifespan of protection for each patent. In the United States, a patent is entitled to 20 years of protection from the date of filing the application. Our existing portfolio will begin to expire towards the end of 2015, with a material portion of our portfolio expiring over time beginning in 2017 through 2019. If we are unable to develop or acquire new technologies and patents with a longer lifespan, our ability to generate revenues will be substantially impaired following these dates of expiration.

We have brought legal action against Apple Inc., Google Inc. and Research In Motion in our efforts to realize the value of our patents, which may be expensive and time-consuming and may lead to outcomes and counterclaims against us that may have an adverse effect on our business.

We have filed a complaint with the Federal District Court for the District of Delaware against each of Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp. (collectively, “RIM”). The complaint alleges that Apple and RIM infringe upon three of our patents that cover technology that gives consumer’s access to the Internet from their mobile devices. We also filed complaints against Apple and Google Inc. (“Google”) in the Federal District Court of Nevada, asserting a wide variety of claims and seeking an injunction and damages. These lawsuits may be time-consuming and costly, and result in the significant diversion of management’s attention. Further, as is typical in lawsuits like these, Apple, Google and RIM have asserted counterclaims challenging the validity of our patents. Although we believe that our position is well founded, intellectual property litigation is uncertain, and if we are not able to prevail on our claims, our ability to collect royalties from our patents will be substantially undermined. For more information, please refer to Note (8).

Our exposure to uncontrollable outside influences, including new legislation and court rulings or actions by the United States Patent and Trademark Office, could adversely affect our ability to execute on our patent strategy and licensing initiatives and our results of operations.

We may spend a significant amount of resources to enforce existing and any newly acquired patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of any enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

In addition, it is difficult to predict the outcome of patent enforcement litigation at the trial level and the amount of time it may take to complete an enforcement action. It is often difficult for juries and trial judges to understand complex patents and patent applications, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, resulting in increased costs and delayed revenue. Although we intend to diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

We may become involved in litigation proceedings related to our former customers.

We have retained certain ongoing liabilities with respect to indemnification claims related to our former customers that were initiated prior to the closing of the sale of our Messaging and Mediation product businesses to Openwave Mobility and the sale of our location product business to Persistent Telecom Solutions. Although we have not elected to do so in the past, we may elect to seek a license or otherwise settle outstanding claims of infringement. Any litigation related to such indemnification claims could be costly and time-consuming and could divert our management and key personnel from our intellectual property strategy and our business operations. The complexity of the technology involved increases the risks associated with intellectual property litigation. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us by one of our former customers which arose prior to the closing of the sale of our Messaging and Mediation product business or the sale of our location products for which we have retained liability could result in costly litigation as well as the payment of substantial damages or an injunction.

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

As of June 30, 2012 we had net operating loss (“NOL) carryforwards for U.S. federal and state income tax purposes of approximately $1.6 billion and $601.8 million, respectively. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Although we have taken steps to preserve our ability to utilize our NOLs, such efforts may not be successful. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Due to the reduction of our management and other personnel in connection with the sale of our businesses and relocation of our corporate headquarters to Reno, Nevada, our remaining management team and other personnel may face increased demands and we may not be able to operate our business effectively, execute on our business objectives or comply with the laws and regulations applicable to us.

In connection with the sale of our businesses and the subsequent relocation of our corporate headquarters to Reno, Nevada, we have reduced or replaced a significant number of our personnel, including members of management. As a result, future members of management and our personnel may face significant demands in order to operate our business. If our management is unable to effectively operate our business and pursue our business objectives as a result of the reduction in personnel and other resources, our results of operations could suffer and the market price of our stock could decline.

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

All outstanding letters of credit with Silicon Valley Bank are required to be fully cash-collateralized.

In connection with the termination of our secured revolving credit facility with Silicon Valley Bank (“SVB”) on February 12, 2013, we will be able to maintain certain letters of credit under the credit facility to the extent such letters of credit are fully cash-collateralized. The amount collateralized is approximately $18.0 million and will be reflected as restricted cash on our balance sheet. In conjunction with this, we granted to SVB a security interest in certain deposit account numbers held, maintained or managed by SVB. All outstanding amounts under the letters of credit may become due and payable if we fail to maintain a cash balance equal to the amount outstanding under such letters of credit. Any such action on the part of the lender against us could have a material adverse effect on our business, financial condition and results of operations.

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

Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	litigation risks and uncertainties;

•	timing uncertainties associated with the legal process in the courts and the relevant patent offices;

•	restructuring or impairment charges we may take;

•	the timing of the receipt of license fee payments;

•	fluctuations in the net number of active licensees period to period;

•	costs related to alliances, licenses and other efforts to expand our business;

•	the timing of payments under the terms of any license agreements into which we may enter;

•	expenses related to, and the timing and results of, patent filings and other enforcements proceedings relating to intellectual property rights;

•	revenue recognition and other accounting policies;

•	the perceived relevance and value in our existing patent asset portfolio by existing or potential licensees;

•	changes in and timing of new governmental, statutory and industry association laws, regulations, procedures or requirements;

•	fluctuations in currency exchange rates; and

•	industry and economic conditions, including competitive pressures or conditions that affect the intellectual property risk and management of existing or potential licensees.

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

Provisions of our corporate documents and Delaware law may discourage an acquisition of our company, which could affect our stock price.

Our charter and bylaws may inhibit changes of control that are not approved by our Board of Directors. In particular, our certificate of incorporation includes provisions for a classified Board of Directors, authorizes the Board of Directors to issue preferred stock without stockholder approval, prohibit cumulative voting in director elections and prohibits stockholders from taking action by written consent. Further, our bylaws include provisions that prohibit stockholders from calling special meetings and require advance notice for stockholder proposals or nomination of directors. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prevents a person who becomes the owner of 15 percent or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. These provisions could have the effect of delaying or preventing changes in control or management, which could adversely affect our stock price.

Change of control provisions in the MSA may discourage an acquisition of our company, which could affect our stock price.

The MSA provides that in connection with a UP Change of Control (as defined in the MSA), Ericsson will have the right either to (i) terminate the MSA and receive a cash payment (the “Sale Payment”) or (ii) elect to continue the MSA in full force and effect and not receive the Sale Payment. In the event Ericsson elects to receive the Sale Payment, such Sale Payment will be equal to Ericsson’s share of the fair market value of all patents and other assets owned or held by UP LLC (the “Patent FMV”). The Patent FMV will be determined in accordance with the mechanism set forth in the MSA. After such Patent FMV has been determined it will be deemed incremental “Cumulative Gross Revenue” and distributed in accordance with the formula for Gross Revenue Payments set forth above. Notwithstanding the foregoing, if a UP Change of Control occurs within three years of the consummation of the transactions contemplated by the MSA and Ericsson elects to receive the Sale Payment, the Sale Payment will be at least $1.05 billion less Gross Revenue Payments actually received by Ericsson prior to the consummation of the UP Change of Control. The cumulative effect of these provisions could have the effect of delaying or preventing changes in control of our company, which could adversely affect our stock price.

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

Date: May 10, 2013

Unwired Planet, Inc.

By:	/s/ Eric Vetter
Eric Vetter
Chief Financial Officer
(Principal Financial and Chief Accounting Officer And Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.2	Asset Purchase and Sale Agreement, dated April 15, 2012 between Openwave Systems Inc and OM1, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2012 (Commission No. 001-16703)).

3.1	Restated Certificate of Incorporation of Openwave Systems Inc. (the “Company”), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 (Commission No. 001-16703)).

3.3	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011 (Commission No. 001-16703)).

3.5	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Openwave Systems Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 28, 2003).

4.2	Tax Benefits Preservation Agreement, dated as of January 28, 2012, between Openwave Systems Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 30, 2012 (Commission No. 001-16703)).

4.3	Exemption Agreement dated April 9, 2012, between Openwave Systems Inc. and Quantum Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012 (Commission No. 001-16073)).

10.1	Form of Amended and Restated Operating Agreement of Unwired Planet, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2013 (Commission No. 001-16073)).

10.2	Form of Employment Agreement between the Company and each of Daniel Mendez and Timothy Robbins (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2013 (Commission No. 001-16073)).

10.3	Form of RSU Award for each of Daniel Mendez and Timothy Robbins (incorporated by reference to Exhibit A to the Form of Employment Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2013 (Commission No. 001-16073)).

10.4	Master Sale Agreement, by and among Telefonaktiebolaget L M Ericsson (publ), Cluster LLC, the Company, Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC and Unwired Planet, LLC, dated as of January 10, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 14, 2013 (Commission No. 001-16073)).

10.5	Loan and Security Agreement dated as of January 23, 2009, between Silicon Valley Bank and Openwave Systems Inc., as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2009 (Commission No. 001-16073)).

Exhibit Number	Description

10.6	Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2010 (Commission No. 001-16073)).

10.7	Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2010 (Commission No. 001-16073)).

10.8	Amendment No. 3 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 2010 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (Commission No. 001-16073)).

10.9	Amendment No. 4 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 26,2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2011 (Commission No. 001-16073)).

10.10	Amendment No. 5 to Loan and Security Agreement between the Company and Silicon Valley Bank dated September 6, 2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16073)).

10.11	Amendment No. 6 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 23, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16073)).

10.12	Amendment No. 7 to Loan and Security Agreement between the Company and Silicon Valley Bank dated February 24, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16073)).

10.13	Amendment No. 8 to Loan and Security Agreement between the Company and Silicon Valley Bank dated March 29, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16073)).

10.14	Amendment No. 9 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 16, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16073)).

10.15	Amendment No. 10 to Loan and Security Agreement between the Company and Silicon Valley Bank dated May 4, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16073)).

10.16	Limited Waiver to Loan and Security Agreement between the Company and Silicon Valley Bank dated February 1, 2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2011 (Commission No. 001-16073)).

10.17	Separation Agreement by and between the Company and Michael Mulica, dated February 14, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013 (Commission No. 001-16073)).

10.18	RSU Award Agreement by and between the Company and Michael Mulica, effective as of February 14, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013 (Commission No. 001-16073)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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