Form 10-K
period 2013-06-30
UNWIRED PLANET, INC.
filed 2013-09-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-16073

UNWIRED PLANET, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
170 South Virginia Street, Suite 201, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(775) 980-2345

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $107,148,140 as of December 31, 2012 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including persons who own more than 5% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 100,395,155 shares of the registrant’s common stock issued and outstanding as of August 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2013 Annual Meeting of Stockholders- Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events, results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs and the other risks discussed under the subheading “Risk Factors” in Item 1A. The occurrence of the events described above or in “Item 1A. Risk Factors” below could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in this section and in the “Risk Factors” below and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission.

PART I

Item 1.    Business.

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, “our”, “we”, “us”, or the “Company”) is an intellectual property licensing company with approximately 2,450 mobile technology patents and patent applications. On February 13, 2013, the Company, through a wholly-owned subsidiary Unwired Planet, LLC (“UP LLC”), acquired a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. Prior to the closing of the Ericsson transaction, our patent portfolio included approximately 200 issued United States and foreign patents and approximately 60 pending applications covering technologies applicable to the mobile industry.

Unwired Planet, formerly known as Openwave Systems Inc., was incorporated in 1994 as a Delaware corporation, and we completed our initial public offering in June 1999. Our principal executive offices are located at 170 South Virginia Street, Suite 201, Reno, Nevada, 89501. Our telephone number is (775) 980-2345. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge through our website at www.unwiredplanet.com, as soon as reasonably practicable after we file or furnish such material with the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference to this Annual Report.

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

Unwired Planet is now solely focused on a multi-pronged intellectual property strategy that includes, among other things, licensing and enforcement, when necessary, to protect the value of its patent portfolio. In May 2012, we officially changed our name back to Unwired Planet, a name which recalls the formative years when many of our foundational mobile communication patents were filed, and began trading on NASDAQ under the new symbol: UPIP.

Target Licensees

We believe our portfolio of approximately 2,450 patents and patent applications is fundamental to mobile internet and communication technology. This technology is utilized in three intersecting markets: mobile devices, cloud and servers, and infrastructure.

In October 2010, we signed our first licensing agreement with Mobixell/724, and in November 2011 we announced a licensing deal with Microsoft, Inc. that covers our Unwired Planet portfolio of approximately 200 foundational patents. In February 2013, we expanded our patent portfolio with the purchase of approximately 2,150 patents and patent applications from Ericsson, comprised of implementation and standard essential patents.

In August 2011, we filed a complaint with the International Trade Commission (“ITC”) in Washington, DC, against Apple Inc. (“Apple”) and Research In Motion Limited (“RIM”) in order to protect our intellectual property that pertains to how mobile devices connect to the Internet. We also simultaneously filed a similar complaint in federal district court in Delaware. The ITC case was dropped in October 2012. We have a Markman hearing in Delaware scheduled for November 2013. In September 2012, we filed two complaints in federal district court in Nevada against Apple and Google Inc. (“Google”). In August 2013, venue for the Apple case was transferred to California. In all these cases, we believe that these companies use the technologies that we invented and, as such, Unwired Planet should be compensated—particularly in light of the substantial revenue these companies have earned from devices that we believe use our patented technology.

Intellectual Property Focus

Unwired Planet established many of the foundational patents that allow mobile devices to connect to the Internet. Over the years, we have amassed through the efforts of our own R&D, a large patent portfolio, much of which is considered foundational to mobile communications. In the late 1990’s we joined with Ericsson in the development of the Wireless Application Protocol (“WAP”) for the nascent mobile industry. In 2013 we again paired with Ericsson when UP LLC acquired a portfolio of theirs that includes standard essential patents for 2G, 3G and LTE systems.

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

Ericsson too has invested extensively in R&D to pioneer mobile communication. Patents developed by Ericsson include standard essential patents for 2G, 3G and LTE devices, as well as implementation patents critical to mobile communication. The combined portfolio of Ericsson and UPIP patents spans the full mobile communication spectrum.

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

Reasonable royalties for our patented inventions are best secured through negotiated license agreements thereby avoiding the uncertainties, costs and delays of litigation. Obtaining reasonable royalties for the use of our patents is generally dependent upon:

•	Demonstrating infringement of claimed inventions;

•	Defeating arguments that our patents are invalid or unenforceable; and

•	Providing data supporting the royalties we are seeking.

Some of the companies that we believe use our patented technology may not voluntarily enter into license agreements. As a result, we have developed abilities to plan, execute and sustain enforcement campaigns to protect our patent portfolio.

Competition

We believe that our principal competition for our patents may come from our prospective licensees, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. These companies include but are not limited to: communication service providers, handset manufacturers, cloud services providers, software providers using mobile communications and mobile product companies. To the extent that these companies perceive there is no requirement to pay Unwired Planet royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. Litigation has been, and may continue to be, required to enforce and protect our intellectual property rights.

Employees

As of June 30, 2013, we had 16 employees.

Financial Information about Geographic Areas

For Unwired Planet’s financial information about geographic areas, please see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financing Agreements

In 2013, Unwired Planet entered into multiple financing transactions involving the issuance of debt and equity securities. On June 28, 2013, Unwired Planet entered into a Securities Purchase Agreement (the “Purchase Agreement” or “Registered Direct Offering”) with Indaba Capital Fund, L.P. (“Indaba”) with respect to a Registered Direct Offering of 7,530,120 shares of the Company’s common stock, par value $0.001 per share, at a price of $1.66 per share (the “Per Share Purchase Price”). On this same day, the Company also completed a private offering of $25 million aggregate principal amount of its Senior Secured Notes due 2018 (the “Notes”). The Notes are governed by the terms of an Indenture, dated as of June 28, 2013 (the “Indenture”), by and between the Company and Wells Fargo Bank National Association, as trustee (the “Trustee”) and were purchased by Indaba pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) dated June 28, 2013 by and between the Company and Indaba.

Interest on the Notes will be payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2013. Until the second anniversary of the issue date, interest on the Notes will be payable-in-kind at a rate of 12.875% per year. After the second anniversary of the issue date, interest on the Notes will be payable-in-kind at the rate of 12.875% per year or payable in cash at the rate of 12.5% per year, at the Company’s option. The Notes mature on June 30, 2018 unless earlier redeemed or repurchased by the Company.

On June 28, 2013, the Company filed a registration statement on Form S-3 with the SEC for a rights offering to stockholders as of the record date of July 8, 2013 (collectively, the “Offerees”) of 7,530,120 shares of Company common stock at the Per Share Purchase Price (the “Rights Offering”). On August 14, 2013, our registration statement was declared effective by the SEC allowing us to proceed with the Rights Offering. In connection with the Rights Offering, the Company entered into a Purchase Agreement on June 28, 2013 with Indaba (the “Backstop Purchase Agreement”) pursuant to which Indaba is obligated to purchase such number of unregistered shares of Company common stock equal to the number of shares offered in the Rights Offering that are not purchased by the Offerees. The Company is also obligated to issue to Indaba 225,904 unregistered shares of Company common stock in consideration for providing its backstop purchase commitment (“Backstop Purchase Commitment”).

In connection with the financing transactions, described above, we entered into an agreement with a consultant to provide corporate finance advisory services to the Company in connection with the Financing Agreements. This consultant will receive compensation in the aggregate amount of 2% of total gross proceeds from the Senior Secured Notes, the Registered Direct Offering and the Rights Offering in cash, plus an additional fee of 2% of total gross proceeds from the Senior Secured Notes, the Registered Direct Offering and the Rights Offering payable through the issuance of unregistered shares of Company common stock, par value $0.001. The Senior Secured Notes and Registered Direct Offering proceeds were received on June 28, 2013, however, the Rights Offering was not completed as of June 30, 2013. The number of such shares so issued and due as of June 30, 2013 are calculated based on 2% of total gross proceeds from the Senior Secured Notes and the Registered Direct Offering divided by the trading price per share of Company common stock as of the time of issuance. The price per share of Company common stock as of the time of issuance was $1.94. A total of 386,598 shares of Company stock are due to this consultant for providing financial advisory services related to the Senior Secured Notes and the Registered Direct Offering.

The Securities Purchase Agreement, Note Purchase Agreement, and Backstop Purchase Agreement are collectively referred to as the “Transactions” or “Financing Agreements”. The Company intends to use the net proceeds from these Transactions for general corporate purposes.

Item 1A.    Risk Factors.

Our business is subject to a number of risks, many of which are described below. If any of the events described in these risks factors actually occur, our business, financial condition or results of operations could be materially and adversely affected, which would likely have a corresponding impact on the value of our common stock. Further, the risk factors described below could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risk factors should be reviewed carefully. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1.

Risks Related to Our Business

Our efforts to realize the value of our patents may not be successful, which may lead to expensive and time-consuming litigation.

We rely on patent laws to protect our intellectual property or proprietary rights. In addition, we have divested our product businesses and intend to take actions to realize the value of our patent portfolio by pursuing patent licensing agreements. These efforts may not result in additional revenues, and may also result in costly litigation regarding counter-claims of non-infringement or invalidity being raised by third parties.

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

Starting in 2012, we began to focus on pursuing a multi-pronged strategy to realize the value of our patent portfolio, including direct licensing or sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. In furtherance of this strategy, we may from time to time spend significant resources in enforcing existing patents in litigation and taking certain other actions. Until we begin generating additional revenue from the licensing or sale of our patent portfolio, these activities will be funded primarily by our current working capital. As of June 30, 2013, we had total cash, cash equivalents, short term investments, short term restricted cash and long term restricted cash of $76.2 million, and current liabilities of $10.5 million. Additionally, the Company is anticipating $12.5 million in proceeds from a Rights Offering in fiscal 2014. See note 3 of the notes to the consolidated financial statements. We believe our current working capital will be able to meet our cash needs for at least the next 12 months. Additionally, we may pursue contingency arrangements and/or alternative financing contracts to increase our available cash and fund our planned intellectual property initiatives. From time to time, in addition, or as an alternative, we also may consider raising capital through public or private offerings of securities. If financing is required to sustain our working capital and is unavailable or prohibitively expensive when we require it, we may not be able to fully realize the value of our patent portfolio and we may be forced to reduce the scope of planned intellectual property initiatives. This may have a material adverse effect on our business, operating results, financial condition and prospects.

Focusing our business model on realizing the value of our intellectual property is a relatively recent initiative and may not result in anticipated benefits.

Until recently, we were primarily a software company delivering Mediation and Messaging solutions to communication service providers. We sold the last of our products businesses as of April 30, 2012 and are focusing our efforts on realizing the value of our intellectual property. We completed our deal with Ericsson on February 13, 2013. We have a limited operating history and a limited track record with respect to our intellectual property strategy, which could make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected. Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, and to perform our accounting, finance and administrative functions. We may not realize all of the anticipated benefits of our prior or any future strategies.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

Except for fiscal 2006 and fiscal 2012, we have incurred annual net losses since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $3.2 billion, which includes approximately $2.1 billion of goodwill amortization and impairment. We expect to continue to spend significant amounts to execute our intellectual property initiatives, which may not generate significant revenue in future periods. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies with business strategies similar to ours.

We have a revenue sharing arrangement with Ericsson; certain contractual obligations with Ericsson related to our licensing strategy may result in a longer period of time before revenue may be realized by us and may lead to smaller up-front payments.

Under the terms of our recently-completed acquisition of certain patents and patent applications from Telefonaktiebolaget L M Ericsson and an indirect subsidiary (collectively, “Ericsson”) pursuant to a Master Sale Agreement (the “MSA”), dated as of January 10, 2013, between Unwired Planet and certain of our subsidiaries, including our indirect subsidiary, UP LLC and Ericsson, UP LLC will pay Ericsson the following portion of UP LLC’s cumulative gross revenue on a quarterly basis in accordance with the provisions of the MSA (the “Gross Revenue Payments”): (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus (ii) 50% of the amount of Cumulative Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. Revenue sharing may be adjusted in Ericsson’s favor in certain circumstances as described below. This revenue sharing may be adjusted in certain circumstances depending on the terms of specific licensing arrangements. As a result, we will not realize the benefit of all of the revenue we generate under this arrangement, and we will lose an increasing percentage of our revenue if we are successful.

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

The MSA also provides that upon the occurrence of any Trigger Event (as defined below), Ericsson will be entitled to monetary damages of at least $1.05 billion less Gross Revenue Payments actually received by Ericsson prior to the date such amount of damage is paid. A “Trigger Event” includes: (a) any representation or warranty in the MSA and the ancillary documents (collectively, the “Purchase Documents”) failing to be true and correct and that would result in a material adverse effect; (b) a default in the payment of obligations under the Purchase Documents in an aggregate amount exceeding $5 million (except in the case of a good faith dispute); (c) a knowing or willful, uncured default in the performance of any other material covenant, condition or agreement contained in the Purchase Documents or a default in the performance of any other material covenant, condition or agreement contained in the Purchase

Documents that would reasonably be expected to result in an Insolvency Event; (d) any event or condition that results in the acceleration of more than $5 million in indebtedness of UP LLC or its members, or UP LLC or its members failing to pay more than $5 million of indebtedness at maturity; (e) the commencement of certain bankruptcy proceedings and other Insolvency Events; (f) the failure by UP LLC or its members to pay one or more final judgments in an aggregate amount exceeding $5 million (to the extent not covered by insurance); or (g) the Company asserting in writing that any provision of the Purchase Documents is not a legal, valid and binding obligation of any party thereto, or that any guarantees or any security interests purported to be created by the Purchase Documents are not in full force and effect including, if applicable, a valid and perfected security interest in the securities, assets or properties covered thereby. The occurrence of such a default may have a material adverse effect on the Company and its business.

Ericsson has a lien on all of our assets.

In connection with the Ericsson transaction, UP LLC has entered into a security and interest agreement in favor of Ericsson pursuant to which UP LLC granted Ericsson a lien on all of UP LLC’s assets. In addition, the members of UP LLC, which are subsidiaries of Unwired Planet, have agreed to guarantee the obligations of UP LLC under the MSA and have pledged all of their assets, including the equity interests of UP LLC, to Ericsson to secure such obligations. A default under the applicable security agreements will occur upon the occurrence of a Trigger Event.

Our revenues may be unpredictable, and this may harm our financial condition.

Our business strategy to realize the value of our patent portfolio, which may include acquiring patents and patent applications, is expected to be unpredictable and volatile with respect to revenues in future periods. Prior to the closing of the Ericsson transaction, our patent portfolio included approximately 200 issued United States and foreign patents and 60 pending patent applications and covers technologies applicable to the mobile industry. Upon closing the Ericsson transaction, UP LLC acquired approximately 2,150 additional patents and patent applications, consisting of over 1,925 issued patents and over 225 patent applications covering technology utilized in telecommunications infrastructure including signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas However, due to the nature of a licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from licensees or potential infringers, stemming primarily from uncertainties regarding the timing and outcome of enforcement actions, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

Patents have a limited lifespan. If our operating subsidiaries are unable to develop or acquire new technologies and patents, our ability to generate revenues could be substantially impaired.

The United States and foreign patent systems afford a limited lifespan of protection for each patent. In the United States, a patent is entitled to 20 years of protection from the date of filing the application. Our existing portfolio will begin to expire towards the end of 2015, with a material portion of our portfolio expiring over time beginning in 2017 through 2019. If we are unable to develop or acquire new technologies and patents with a longer lifespan, our ability to generate revenues will be substantially impaired following these dates of expiration.

We have brought legal action against Apple Inc. and Google Inc. and Research In Motion Ltd. in our efforts to realize the value of our patents, which may be costly and time-consuming and may lead to outcomes and counterclaims against us that may have an adverse effect on our business.

We have filed a complaint with the Federal District Court for the District of Delaware against each of Apple Inc. (“Apple”), Research In Motion Ltd. and Research In Motion Corp. (collectively, “RIM”) (now known as Blackberry). The complaint alleges that Apple and RIM infringe upon three of our patents that cover technology providing consumers with access to the Internet from their mobile devices. We also filed independent complaints against Apple and Google Inc. (“Google”) in the Federal District Court of Nevada, asserting a wide variety of claims and seeking an injunction and damages. In August 2013, venue for the Google case was maintained but venue for the Apple case was transferred to California. These lawsuits may be time-consuming and costly, and result in the significant diversion of management’s attention. Further Apple, Google and RIM have asserted counterclaims challenging the validity of our patents. Although we believe that our positions are well founded, intellectual property litigation is uncertain, and if we are not able to prevail on our claims, our ability to collect royalties from our patents will be substantially undermined.

Our exposure to governmental regulations and court decisions, including new legislation and court actions by the United States Patent and Trademark Office, could adversely affect our ability to execute on our patent strategy and licensing initiatives and our results of operations.

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

We are involved in litigation proceedings related to our former customers.

We have retained certain ongoing liabilities with respect to indemnification claims related to our former customers that were initiated prior to the closing of the sale of our Messaging and Mediation product businesses to Openwave Mobility and the sale of our location product business to Persistent Telecom Solutions, Inc. Although we have not elected to do so in the past, we may elect to seek a license or otherwise settle outstanding claims of infringement. Any litigation related to such indemnification claims could be costly and time consuming and could divert our management and key personnel from our intellectual property strategy and our business operations. The complexity of the technology involved increases the risks associated with intellectual property litigation. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us by one of our former customers which arose prior to the closing of the sale of our Messaging and Mediation product business or the sale of our location products for which we have retained liability could result in costly litigation as well as the payment of substantial damages or an injunction.

Our success may depend in part upon our ability to retain the best legal counsel to represent us in patent enforcement litigation.

The success of our intellectual property licensing business may depend upon our ability to retain the best legal counsel to pursue patent infringement litigation. As our patent enforcement actions increase, it may become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents their representation of us.

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

If we are unable to substantially utilize our net operating loss carryforwards, our financial results may be adversely affected.

As of June 30, 2013, we had net operating loss, or NOL, carryforwards for U.S. federal and state income tax purposes of approximately $1.68 billion and $556.0 million, respectively. In order to preserve our substantial tax assets associated with NOLs and built-in-losses under Section 382 of the Internal Revenue Code, on January 28, 2012, the Board adopted the Tax Benefits Preservation Agreement, which is subject to stockholder approval at the 2013 Annual Meeting of Stockholders. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Although we have taken steps intended to preserve our ability to utilize our NOLs, such efforts may not be successful. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

As a public company, we are subject to the Exchange Act, the Securities Act, the Sarbanes-Oxley Act, the listing requirements of NASDAQ and other applicable securities rules and regulations requiring us to, among other things, satisfy certain corporate governance requirements, file periodic reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. Our management and other personnel currently do, and will continue to, devote a substantial amount of time and resources to ensure that we comply with these requirements. However, with the reduction in personnel due to the sale of our businesses, the demands on our management and other personnel will increase and their time and attention may be diverted. We may need to hire more employees in the future or engage outside consultants to ensure that we are able to comply with these requirements, which will increase our costs and expenses. If we are not able to comply with the requirements of the rules and regulations applicable to us in a timely manner, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources and our investors may not have access to timely information.

We face litigation risks that could have a material adverse effect on our company.

We may be the subject of private or government actions. For example, in the past we have been the subject of several shareholder derivative lawsuits relating to our past option grants and practices. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives and an unfavorable outcome, may have a material adverse effect on our business, financial condition and results of operations. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of litigation may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers and directors, we are required to indemnify, and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

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

Our current indebtedness and debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our current indebtedness and debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities. Our current leverage and future level of indebtedness could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, or other purposes may be impaired or such financing may not be available on favorable terms;

•

our funds available for operations, future business opportunities and distributions to shareholders will be reduced by that portion of our cash flow required to make future interest payments on our debt; and

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our debt in the future will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.

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

Factors that may lead to significant fluctuation in our operating results include, but are not limited to:

•	the uncertain nature of securing licenses;

•	litigation risks and uncertainties;

•	timing uncertainties associated with the legal process in the courts and the relevant patent offices;

•	restructuring or impairment charges we may take;

•	the timing of the receipt of license fee payments;

•	fluctuations in the net number of active licensees period to period;

•	costs related to alliances, licenses and other efforts to expand our business;

•	the timing of payments under the terms of any license agreements into which we may enter;

•	expenses related to, and the timing and results of, patent filings and other enforcements proceedings relating to intellectual property rights;

•	revenue recognition and other accounting policies;

•	the perceived relevance and value in our existing patent asset portfolio by existing or potential licensees;

•	changes in and timing of new governmental, statutory and industry association laws, regulations, procedures or requirements;

•	fluctuations in currency exchange rates; and

•	industry and economic conditions, including competitive pressures or conditions that affect the intellectual property risk and management of existing or potential licensees.

Our operating results could be impacted by the amount and timing of operating costs and capital expenditures relating to our business and our ability to accurately estimate and control costs. Our internal expenses, such as compensation for current employees and lease payments for facilities and equipment, are largely fixed. Third party expenses associated with licensing and enforcement can be significant and highly variable. In addition, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from period to period. Due to the foregoing factors, we believe period-to-period comparisons of our historical operating results may be of limited use. In any event, we may be unable to meet our internal projections or the projections of securities analysts and investors. If we are unable to do so, we expect that, as in the past, the trading price of our stock may fall dramatically.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal office is located in Reno, Nevada, where we lease approximately 3,797 square feet under a sublease agreement that terminates on July 15, 2016. As of June 30, 2013, we no longer have a lease agreement for the former principal office and headquarters that was comprised of approximately 427,000 square feet. We do have other facility leases in other locations in the United States, specifically Burlington, MA and Broomfield, CO. The future lease payments, net of sublease income, for these facilities is included in accrued restructuring costs in our consolidated balance sheet.

We believe that our facilities are sufficient for our purposes for the foreseeable future.

Item 3.    Legal Proceedings.

Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

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

Unwired Planet LLC v. Apple Inc. (“Apple”) & Unwired Planet LLC v. Google, Inc. (“Google”)

On September 20, 2012, the Company filed two separate complaints in the U.S. District Court for the District of Nevada, charging Apple with infringing 10 of its patents, and charging Google with infringing 10 different patents. Together, the two cases charge infringement of a total of 20 patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies and location-based services such as mapping and advertising. On August 30, 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California.

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or in future periods.

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

Originally, three licensees of the Company sought indemnification from the Company under their respective license agreements in connection with being named as defendants in two matters pending in the United States District Court for the Eastern District of Texas captioned Unified Messaging Solutions, Inc. v. Google, et al. (Civil Action No. 6:11cv00464) and Unified Messaging Solutions, Inc. v. Facebook, et al. (Civil Action No. 6:11cv00120) (the “Actions”). Plaintiffs in the Actions allege that the licensees’ web-based communication services infringe patents allegedly owned by the plaintiff and the licensees claim that their web-based services are comprised of products licensed from the Company. The Company has assumed the defense on behalf of two of the licensees. With respect to the third, the licensee conducted its own defense and has resolved this issue.

As of June 30, 2013, nothing has been accrued for indemnifications. Historically, costs related to these indemnification provisions have been infrequent.

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

Stock price by quarter	High	Low
Fiscal year ended June 30, 2013:
First quarter	$2.52	$1.61
Second quarter	$1.96	$1.17
Third quarter	$2.47	$1.23
Fourth quarter	$2.24	$1.79
Fiscal year ended June 30, 2012:
First quarter	$2.50	$1.26
Second quarter	$1.77	$1.46
Third quarter	$2.61	$1.65
Fourth quarter	$3.10	$2.15

As of August 31, 2013 there were 296 holders of record of our common stock. Because many of our shares of common stock are held by bokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect Musiwave, Client and the product operations as discontinued operations, for fiscal 2013, 2012, 2011, 2010 and 2009 (in thousands, except per share data):

	Fiscal Year ended June 30,
	2013	2012	2011	2010	2009
Selected Consolidated Statements of Operations Data:
Total net revenues	$121	$15,050	$4,019	$—	$—
Total operating expenses	39,612	24,020	11,356	11,901	13,718
Operating loss from continuing operations	(39,491)	(8,970)	(7,337)	(11,901)	(13,718)
Net loss from continuing operations	(39,679)	(8,150)	(8,105)	(11,929)	(24,081)
Discontinued operations:
Net income (loss) from discontinued operations, net of tax	(7,784)	(27,577)	(17,379)	1,556	(63,795)
Gain (loss) on sale of discontinued operations	(150)	50,294	(9,764)	4,516	2,000
Total income (loss) from discontinued operations	(7,934)	22,717	(27,143)	6,072	(61,795)

Net income (loss)	$(47,613)	$14,567	$(35,248)	$(5,857)	$(85,876)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.44)	$(0.09)	$(0.10)	$(0.14)	$(0.29)
Discontinued operations	$(0.09)	$0.26	$(0.32)	$0.07	$(0.75)
Basic and diluted net income (loss) per share	$(0.53)	$0.17	$(0.42)	$(0.07)	$(1.04)
Shares used in computing basic and diluted net income (loss) per share	90,843	86,354	84,577	83,500	82,956

	As of June 30,
	2013	2012	2011	2010	2009
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents, short-term restricted cash, and short-term investments	$75,657	$83,569	$81,213	$106,146	$109,082
Long-term investments and restricted cash and investments	$508	$9,423	$15,630	$13,222	$17,618
Total assets	$78,238	$97,493	$147,817	$188,609	$208,367
Total stockholders’ equity	$43,927	$68,629	$42,945	$72,759	$72,696

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified entirely by, our consolidated financial statements (including notes to the consolidated financial statements) and the other consolidated financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. Actual results and timing of events could differ from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with approximately 2,450 mobile technology patents and patent applications. Prior to the closing of a transaction with a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”), our patent portfolio included approximately 200 issued United States and foreign patents and approximately 60 pending applications that cover technologies applicable to the mobile industry. On February 13, 2013, we closed a transaction with Ericsson in which Unwired Planet, LLC (“UP LLC”), a variable interest entity organized and based in Nevada that is consolidated by the Company, acquired approximately 2,150 additional mobile technology patents and patent applications.

Unwired Planet, formerly known as Openwave Systems Inc., was incorporated in 1994 as a Delaware corporation, and we completed our initial public offering in June 1999.

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from Ericsson that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased subject to existing encumbrances.

This purchase does not entitle UP LLC or the Company to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to patents held by UP LLC and an amount equal to a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”).

The fee share that Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share has no termination date. The Ericsson Patents and the Company’s patents (the “combined patent portfolio”) have been transferred to UP LLC. UP LLC is capitalized with nominal equity from its two members, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC, both of which are wholly owned by the Company.

The transaction with Ericsson was completed pursuant to a Master Sale Agreement dated January 10, 2013 between (i) Ericsson and its subsidiaries and (ii) the Company and its subsidiaries (“MSA”). In addition, in connection with the completion of the transaction with Ericsson, UP LLC adopted an Amended and Restated Operating Agreement of UP LLC (“Operating Agreement”). Under the terms of the MSA and the Operating Agreement, UP LLC is required to comply with a number of restrictions on its future activities described in detail in Note 4 of the notes to consolidated financial statements.

During fiscal year 2013, we focused on propelling our new business strategy related to the intellectual property business as well as on our restructuring activity. With the majority of restructuring activities behind us, today the Company’s business is focused entirely on pursuing a multi-pronged strategy to realize the value of our patent portfolio.

Our strategy ranges from direct licensing or sale of our patents, to litigation, joint ventures, and partnering with one or more intellectual property specialists. We generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure or hardware and/or develop mobile communications products. Our goal is to continue to create additional licensing opportunities.

To support our new strategy, we sought financing and on June 28, 2013, entered into an Indenture Agreement to provide for the issuance of Senior Secured Notes due 2018 (the “Notes”) in an aggregate amount not to exceed $35 million. On this same day, the Company entered into a Note Purchase Agreement for the sale of Notes in the amount of $25 million with Indaba Capital Fund, L.P. (“Indaba”). The Notes were offered at 98% of the principal. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance, the Notes will bear interest at 12.875%, paid quarterly as payment-in-kind. Payment date is the last day of each quarter, with the initial payment date being June 30, 2013. From the second anniversary of the date of issuance of the Notes up to and inclusive of the maturity date of June 28, 2018, the Notes will bear interest at a per annum rate of 12.5%, paid quarterly in cash. We may elect to pay interest as payment-in-kind with the issuance of additional Notes; provided that in the event of such election, the per annum interest rate will be increased by .375%.

On June 28, 2013, we also entered into a Securities Purchase Agreement for a Registered Direct Offering with Indaba that provided for issuance of 7,530,120 shares of Company common stock, par value $0.001 for $12.5 million.

On June 28, 2013, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for a Rights Offering to stockholders as of the record date of July 8, 2013 (collectively, the “Offerees”) of 7,530,120 shares of Company common stock, par value $0.001 per share, at a price of $1.66 per share. In connection with the Rights Offering, the Company entered into a Purchase Agreement on June 28, 2013 with Indaba (the “Backstop Purchase Agreement”) to which Indaba is obligated to purchase such number of unregistered shares of Company common stock equal to the number of shares offered in the Rights Offering that are not purchased by the Offerees. The Company is also obligated to issue to Indaba 225,904 unregistered shares of Company common stock (“Backstop Fee”) in consideration for providing its backstop purchase commitment (“Backstop Purchase Commitment”).

The Backstop Purchase Commitment ensures that the Company will have additional capital in the amount of $12.5 million in exchange for the stock compensation fee of 225,904 Company issued shares and as such is part of our financing transactions.

On August 14, 2013, our registration statement was declared effective allowing us to proceed with the Rights Offering. The Rights Offering period started on August 19, 2013 and it will expire at 5:00 pm New York time on September 9, 2013.

The Note Purchase Agreement, Registered Direct Offering, and Backstop Purchase Agreements are collectively referred to as the “Transactions” or “Financing Agreements”.

Our strategy is still in the early stages of its implementation. The capital we raised in fiscal 2013 through the Registered Direct Offering Agreement and the Senior Secured Notes will be used to finance our operations, especially patent initiative expense, as we have not yet generated any significant revenues from our new strategy. In fiscal 2013 we recorded losses from continuing operations of $39.7 million.

As of June 30, 2013 we had 16 full time employees.

As we execute our licensing strategy, we anticipate the related revenue in future periods to be unpredictable and volatile. Additionally, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material at any given period and are unpredictable and volatile. Effectively policing and enforcing our intellectual property is time consuming and costly. In addition, there can be no assurance that any ongoing or future litigation will be successful.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management judgment and estimates. These significant accounting policies are:

•	Classification of continuing and discontinued operations

•	Revenue Recognition

•	Stock-based Compensation

•	Valuation of Investments

•	Restructuring-related Assessments

•	Allocation of Proceeds from Debt and Equity transactions with Indaba

These policies and our procedures related to these policies are described in detail below. In addition, please refer to the notes to consolidated financial statements for further discussion of our accounting policies.

Classification of continuing and discontinued operations

Due to the sale of our remaining product businesses in 2012, we have presented financial results for the product businesses as discontinued operations. As the majority of costs related to employees and operations in the past related to our product operations, we identified costs we considered to be related to the ongoing intellectual property business for presentation as continuing operations.

Costs we identified as relating to continuing operations include costs related to all personnel dedicated to our patent initiatives, including external legal fees and support personnel. Additionally, certain general and administrative costs were included, which are equivalent to the resources we expect to have on an ongoing basis after our transition to an intellectual property business. This includes costs related to our Chief Executive Officer (“CEO”) and Chief Financial Officer, as well as accounting, information systems, and support personnel. All compensation, benefits, stock-based compensation, and restructuring costs, if any, associated with these positions, were included in ongoing operations. Additionally, we included costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors fees, SEC filings and NASDAQ fees.

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

Revenue Recognition

We recognize revenue from the licensing of our intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. To date, revenue from upfront payments from licensees for the licensing of our patents has been recognized when the arrangement is mutually signed, since there has been no delivery or future performance obligation and the other three criteria are met upon signing the arrangement. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the fixed and determinable criteria are met.

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Ericsson that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances.

Because of the restrictions on UP LLC and the rights and obligations of Ericsson after the transaction, the Company, for accounting purposes, has concluded that its arrangement with Ericsson is executory in nature and accordingly has not given current recognition to it. Specifically, the company has not recognized an asset value for the patents received and has not recorded revenue from the license issued to Ericsson. Revenues earned from licensing the combined patent portfolio will be recognized when the criteria for recognition have been met. The fee share to Ericsson will be recorded as a reduction in gross revenue when the fee share is paid or payable. See Note 4 of the notes to the consolidated financial statements for more details.

Stock-based Compensation

Stock-based compensation is recorded utilizing the fair value recognition provisions of accounting guidance, which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in market traded options on our common stock when appropriate. During fiscal 2013, 2012 and 2011, implied volatility was not utilized in our valuation of options granted due to the lack of option contracts with a strike price similar to our stock option grants. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. Our expected term of options granted is derived from actual post-vesting option cancellation and exercise experience, as well as the average midpoint between vesting and the contractual term for outstanding options.

On February 14, 2013 the Company issued market based stock to a consultant for services provided in connection with the Ericsson transaction. If the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $3.00 (“First Incentive Fee”) prior to August 14, 2014 the consultant will receive 500,000 shares of Company common stock. An additional 700,000 shares of Company common stock will be issued if prior to February 12, 2015 the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $5.00 (“Second Incentive Fee”). The awards related to the Incentive Fees will only vest if the respective Company common stock price targets are met. The fair value of the awards for the Incentive Fees will be remeasured on a quarterly basis using a Monte Carlo simulation method and any changes in fair value will be recognized as expense or income in the statement of operations. As of June 30, 2013, the fair value of the Incentive Fee awards was estimated at $0.9 million and was recognized as a liability. To the extent volatility of our stock price increases or decreases in the future, our estimates of the fair value of the market based stock options granted in the future could increase or decrease, thereby increasing or decreasing other income or expenses in future periods.

Valuation of Investment

Level 1 inputs, quoted prices in active markets for identical assets or liabilities, provide the most reliable evidence of fair value. Level 1 inputs, quoted prices in active markets, are available for all of our investments and are used to determine the fair value of our investments.

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

Restructuring-related Assessments

Our critical accounting policy and judgment as it relates to restructuring-related assessments includes our estimate of facility costs. To determine facility costs, which consist of the loss after our cost recovery efforts from subleasing a building, some estimates were made related to: (1) the time period over which the relevant building would remain vacant; (2) sublease terms; and (3) sublease rates, including common area charges. The facility cost is an estimate that may be adjusted in the future upon triggering events (such as changes in estimates of time and rates to sublease, based upon current market conditions, or changes in actual sublease rates).

Allocation of Proceeds from Debt and Equity Transactions with Indaba

The Financing Agreement Transactions, including the Senior Secured Notes, Registered Direct Offering and the Backstop Purchase Commitment and Backstop Fee were accounted for using fair value measurement. Fair value measurement requires that assets and liabilities be measured and recorded at their fair value; the amount that represents the price that would be received to sell the asset or paid to transfer the liability. Because these Transactions occurred simultaneously, they were accounted for using relative fair value. The proceeds from the Senior Secured Notes and, Registered Direct Offering were allocated to the Senior Secured Notes, Registered Direct Offering and the Backstop Purchase Commitment and Backstop Fee based on their relative fair value.

Various factors were considered in determining the fair value of the Transactions. These factors include (1) closing price per share on the date the Transactions closed; (2) cash interest payments on the Notes; (3) payment-in-kind payments on the Notes; (4) principal prepayment of the Notes; (5) the Notes maturity date; (6) the Notes debt covenants; (7) discount rates; (8) market interest rates; (9) Company projections; (10) comparable issues and spread analysis; (11) Capital Asset Pricing Model scenarios; (12) and backstop purchase commitment scenarios.

Summary of Operating Results for Fiscal 2013, 2012 and 2011

Revenues

We generate patent revenue, which is derived from licensing our intellectual property.

To date our patent revenues have been from two licensees, Microsoft, Inc. (“Microsoft”) and Mobixell Networks, Inc. (“Mobixell Networks”) as shown in the following table:

	% of Total Revenue Fiscal Year Ended June 30,
	2013	2012	2011
Microsoft		100%	—
Mobixell Networks	100%	—	100%

The following table presents the key revenue information for fiscal 2013, 2012 and 2011, respectively (dollars in thousands):

				Percent Change FY 2013 from FY 2012	Percent Change FY 2012 from FY 2011
	Fiscal Year ended June 30,
	2013	2012	2011
Revenues:
Patents	$142	$15,050	$4,019
Fee share	(21)	—	—

Net revenue	$121	$15,050	$4,019	-99%	274%

Patents Revenues and Fee Share

During the first quarter of fiscal 2011, we entered into a license agreement with Mobixell Networks for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010. We received royalties related to this agreement during the first, second, and third quarters of fiscal 2013. In the fourth quarter of fiscal 2013, Mobixell Networks exercised its rights under the licensing agreement to buy out all further royalty obligations. The buyout amount was calculated based on the licensing agreement and was equal to $0.1 million. Ericsson received its fee share of the buyout in the amount of $21,000 in accordance with the terms of the Ericsson agreement. See Note 4 of the Notes to the Consolidated Financial Statements for a further description of the fee share agreement.

During the first quarter of fiscal 2012, we entered into a license agreement with Microsoft whereby we licensed to them rights to all of Unwired Planet’s patents for a fee of $15.1 million which was received during the second quarter of fiscal 2012.

Operating Expenses

The following table represents operating expenses for fiscal 2013, 2012 and 2011, respectively (dollars in thousands):

	Fiscal Year ended June 30,
	2013	Percent Increase (Decrease)	2012	Percent Increase (Decrease)	2011
Sales and marketing expense	$109	-82%	$614	100%	$—
Patent initiative expense	16,281	24%	13,089	285%	3,398
General and administrative	21,451	180%	7,651	33%	5,732
Restructuring and other costs	1,771	-34%	2,666	20%	2,226

Total operating expenses	$39,612	65%	$24,020	112%	$11,356

Sales and marketing expense

Sales and marketing expenses in fiscal 2013 include costs related to public relations, advertising, promotional materials and other market development programs. In fiscal 2013 we incurred $0.1 million in sales and marketing expense. With the sale of our product business, we have limited sales and marketing expense going forward.

The $0.6 million of sales and marketing expense incurred during fiscal 2012 consisted primarily of commissions of $0.4 million incurred during the first quarter of fiscal 2012 in connection with the patent deal signed in the quarter, as well as $0.2 million in marketing expense incurred during the fourth quarter of fiscal 2012.

Prior to fiscal 2012, patent revenues were not subject to a commission plan and our marketing activities were related to the discontinued operations.

Patent initiative expenses

Patent initiative expenses include legal and consulting costs related to defending or asserting our patents, as well as salary and benefit expenses and travel expenses for our employees engaged in these activities on a full-time basis. Patent Initiative expenses are by far our largest expenses. We are in a reactive business and some of our licensing expenses are related to the actions taken by defendant companies. Although our strategy focuses on licensing, we sometimes have to resort to legal actions to protect our patent rights.

During the fiscal year ended June 30, 2013, patent initiative expenses increased by approximately 24%, or $3.2 million, compared with the prior fiscal year. This increase is primarily due to an increase in legal expenses associated with patent litigation and an increase in patent maintenance costs associated with the acquired Ericsson patents. In fiscal 2013, our litigation expense included legal fees in the first half of 2013 supporting the ITC and Delaware District Court cases filed and announced in August 2011, as well as the patent infringement cases against each of Apple and Google filed in the U.S. District Court for the District of Nevada in September 2012. The Company withdrew the ITC investigation in October 2012. In addition, we incurred $0.9 million in patent maintenance costs in fiscal 2013 associated with the acquired Ericsson patents. Going forward, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material at any given period.

During the fiscal year ended June 30, 2012, patent initiative expenses increased by 285%, or $9.7 million, compared with the prior fiscal year. This increase was primarily due to a $9.3 million increase in legal expenses associated with patent litigation, which includes legal fees supporting the ITC case filed and announced in August 2011.

Additionally, there was an increase of approximately $0.4 million related to labor and associated costs as the resources allocated to the patent department increased.

During the fiscal 2011 we incurred approximately $3.4 million in patent initiative expenses.

General and administrative expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and facility costs for our finance, legal, information services, and executive personnel. General and administrative expenses also include outside accounting and legal fees, public company costs, and expenses associated with the board of directors.

During the fiscal year ended June 30, 2013, general and administrative costs increased 180%, or $13.8 million, compared with the prior fiscal year. This increase is primarily due to $5.1 million increase in stock-based compensation. The increase in stock-based compensation is made up of $3.4 million in consultant compensation related to the Ericsson transaction and $2.3 million related to the CEO departure, which is partially offset by decreased other employee stock-based compensation due to the reduced number of employees. Payroll and payroll related expenses increased by $3.1 million in fiscal 2013 compared with the previous year primarily due to the bonus expenses associated with departure of the CEO and several key employees, contingent worker expenses, and increased recruiting costs. Legal fees increased $2.9 million which primarily related to assistance with potential strategic alternatives, including expenses associated with the Ericsson transaction. Additionally, the public company costs increased by approximately $0.9 million primarily due to increased printing and public filing fees associated with corporate governance. Other professional fees increased by $0.7 million due to costs related to the Ericsson transaction and accounting fees increased by $0.3 million in fiscal 2013 compared with fiscal 2012. As many of the costs incurred this year were one-time events, we anticipate our general and administrative costs will decline in the future.

Our board is generally compensated with options and restricted stock. As of January 2013, the shares within the board’s option plan had decreased to a level insufficient to support their compensation. The board members have agreed to defer receiving their stock based compensation in anticipation of the plan being replenished at the upcoming annual general meeting. As a result, approximately $0.3 million has been accrued for board compensation at June 30, 2013 in other accrued liabilities in the Company’s consolidated balance sheet.

During the fiscal year ended June 30, 2012, general and administrative costs increased 33%, or $1.9 million, compared with the prior fiscal year. This increase was primarily due to an increase of $1.4 million in stock-based compensation expense, mainly due to charges related to stock grants modified upon the departure of two members of the Board of Directors and several key employees upon the sale of the product business, as well as restricted stock grants to key employees. There was a $0.3 million increase in salary and related costs, as more resources were allocated in support of Unwired Planet in order to establish new procedures to transition to our new business model. Also, overall costs associated with general legal costs, public company expenses and facility costs increased by approximately $0.5 million. These increases were offset by a decrease of approximately $0.2 million in professional fees associated with accounting and auditing.

Restructuring and Other Costs

Restructuring and other costs decreased by 34%, or $0.9 million, in fiscal 2013 compared with fiscal 2012. The current fiscal year contained $1.8 million in charges associated with estimated severance, facility and accelerated depreciation costs as a result of our relocation to Reno, Nevada. The decline in facilities restructuring costs from the prior year was due to a decrease in facilities accretion associated with the relocation of our corporate headquarters to Reno, Nevada. We expect our restructuring costs to continue to decline in fiscal 2014 as we conclude our restructuring activities.

Restructuring and other costs increased by 20%, or $0.4 million, in fiscal 2012 as compared with fiscal 2011. This increase was related to an increase of $0.6 million in expense related to severance payments to two former executives, as well as an increase of $0.2 million in new restructuring charges and adjustments to prior restructurings incurred during fiscal 2012 when compared with the prior year’s period. These increases were partially offset by a decrease of $0.4 million in facilities accretion.

Interest Income

Interest income totaled $0.2 million, $0.3 million, and $0.6 million for fiscal 2013, 2012 and 2011, respectively. The decrease in interest income over the last three years is primarily attributed to lower interest rates and lower investment balances due to cash used for operations.

Interest Expense

We incurred interest expense during fiscal 2013, 2012 and 2011 of $34,000, $0.4 million, and $0.5 million, respectively. The majority of our interest expense for 2012 and 2011 relates to the line of credit facility and letters of credit entered into during the third quarter of fiscal 2009. The interest expense for fiscal 2013 was primarily related to the Notes maturing on June 28, 2018. Interest on the Notes is payable in-kind or in cash at our option through June of 2015. We expect our interest expense in fiscal 2014 to increase due to the Note obligations.

Other Expense, net

Other expense, net totaled $0.3 million, $0.4 million, and $0.8 million for fiscal 2013, 2012 and 2011, respectively.

In fiscal 2013 we had $0.8 million in income related to the fair value re-measurement adjustment for the unearned liability-classified consultant stock awards granted in conjunction with the Ericsson transaction. This was offset by the realized loss on the sale of the Auction Rate Security in the amount of $1.1 million that was recognized in the third quarter of fiscal year 2013 and by incremental changes in currency exchange rates.

The decrease in other expense, net in fiscal 2012 when compared with the prior fiscal year’s period primarily relates to the $0.9 million loss on investments realized in fiscal 2011. This saving was slightly offset by gains and losses on foreign denominated assets and liabilities.

Income Taxes

Income tax expense totaled $42,000 in fiscal 2013. Income tax benefit totaled $1.3 million in fiscal 2012 compared to our income tax expense of $0.1 million in fiscal 2011. Income tax expense for fiscal 2013 was related to foreign income taxes for our German foreign subsidiary in continuing operations. This foreign subsidiary is accounted for in continuing operations. Fiscal 2012 tax expense was $1.4 million lower than the prior year primarily due to recording a tax benefit from continuing operations in fiscal 2012 as the result of the gain on sale of discontinued operations.

We hold cash in foreign subsidiaries, which we intend to repatriate to the United States, and have recorded deferred income tax associated with the repatriation of the cash to the United States.

In light of our history of operating losses, we recorded a valuation allowance for all of our net deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.68 billion and $556.0 million, respectively.

Discontinued Operations

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

Upon the sale of the Location business, the associated financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. As of June 30, 2013, there were no assets or liabilities attributable to the Location product business due to the sale of the discontinued operation on February 1, 2012.

Net loss from discontinued operations decreased from $27.6 million in fiscal 2012 to $7.8 million in fiscal 2013 as a result of a decrease in discontinued operations as we were concluding our activities related these operations. The majority of expenses related to discontinued operations in fiscal 2013 were incurred as part of closing our foreign subsidiaries.

Net loss from discontinued operations increased from $17.4 million in fiscal 2011 to $27.6 million in fiscal 2012. This was a result of the $46.5 million decline in revenues, offset by corresponding reductions in cost of revenues as well as lower operating expenses during the same period. The increase in the gain on sale of discontinued operations of $50.3 million in fiscal 2012 when compared with $9.8 million in fiscal 2011 primarily relates to the $45.1 million gain recognized from the sale of the products business to Openwave Mobility, Inc. (formerly, OM1, Inc., “Openwave Mobility”), a portfolio company of Marlin Equity Partners, a private investment firm, in the fourth quarter of fiscal 2012, as well as to the loss of $12.0 million recognized in fiscal 2011 related to the settlement payment to Myriad with no such comparable loss being recognized in fiscal 2012. See Note 5 of notes to consolidated financial statements for further information regarding the classification of these businesses as a discontinued operation.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2013, 2012 and 2011, respectively (dollars in thousands):

	As of June 30,
	2013	Percent change	2012	Percent change	2011
Working capital	$65,694	9%	$60,451	19%	$50,704

Cash and cash investments:
Cash and cash equivalents	$47,613	20%	$39,709	-16%	$47,266
Short-term investments	10,793	-75%	43,860	29%	33,947
Long-term investments	—	-100%	9,423	-40%	15,630
Restricted cash	17,251	100%	—	N/A	—
Long-term restricted cash	508	100%	—	N/A	—

Total cash and investments	$76,165	-18%	$92,992	-4%	$96,843

	Fiscal Year ended June 30,
	2013	2012	2011
Cash used for operating activities	$(69,944)	$(43,628)	$(21,485)
Cash provided by investing activities	$39,865	$34,167	$5,788
Cash provided by financing activities	$37,983	$1,904	$2,028

We have obtained a majority of our cash and investments through public offerings of our common stock, including a Company common stock offering in December 2005 which raised $277.8 million in net proceeds. On June 28, 2013, the Company raised capital from the issuance of Notes in the amount of $25.0 million and entered into a Securities Purchase Agreement for the issuance of a Registered Direct Offering in the amount of $12.5 million. See Note 3 of the notes to the consolidated financial statements for a further discussion on the Financing Agreements.

In fiscal 2008, we sold Musiwave and our Client operations, resulting in $56.0 million of net proceeds in fiscal 2008, $11.7 million in fiscal 2009, $4.5 million in fiscal 2010 and $2.2 million in fiscal 2011. Additionally, in fiscal 2012, we sold our product businesses which resulted in $51.4 million of net proceeds in fiscal 2012. As of June 30, 2012 and June 30, 2011, we had letters of credit outstanding against the revolving credit facility with Silicon Valley Bank in relation to the sales of our Client and Location product businesses totaling $17.5 million and $18.2 million, respectively. These letters of credit expired as of June 30, 2013. On March 21, 2013, we closed the line of credit with Silicon Valley Bank.

In February 2013, in connection with the closing of the Ericsson patent purchase agreement, the Company terminated its credit facility with Silicon Valley Bank, but maintained certain letters of credit under the credit facility to the extent that such letters are fully cash collateralized. The amount collateralized is reflected as restricted cash on the Company’s June 30, 2013 balance sheet for approximately $17.8 million. Approximately $17.0 million of this relates to the lease on the Company’s prior headquarters which ended in April 2013. Per the lease agreement, the letter of credit associated with this lease expired as of June 30, 2013 and the related restricted cash was released in early July 2013.

While we believe that our current working capital and anticipated cash flows from operations, as well as proceeds from the our financing activities, and the release of the restricted cash will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, or sell some assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of our common stock and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us.

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

Working Capital and Cash Flows

Our working capital, defined as current assets of the continuing operations less current liabilities of the continuing operations, increased by approximately 9% from $60.5 million as of June 30, 2012 to $65.7 million as of June 30, 2013. The increase in working capital balance is attributed to the $36.9 million in net proceeds from the issuance of the Notes and a Registered Direct Offering and a reduction of $16.6 million in current liabilities, partially offset by the $47.6 million net loss from operations. The reduction in current liabilities was due to payments related to restructuring. We do not anticipate significant uses of cash for restructuring going forward.

Cash, cash equivalents and short and long-term investments decreased by $34.6 million as of June 30, 2013 as compared with June 30, 2012, primarily due to the $69.9 million of cash used for operations in fiscal 2013 partially offset by the cash flow from financing activities from the issuance of a Senior Secured Notes and a Registered Direct Offering in the amount of $36.9 million.

Our working capital increased by approximately $9.7 million, or 19%, from June 30, 2011 to June 30, 2012. The increase in working capital balances is primarily attributed to the $51.4 million in proceeds from the sale of the product businesses in fiscal 2012, partially offset by the $43.6 million cash used for operations in fiscal 2012.

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

Cash Used for Operating Activities

Cash used for operating activities totaled $69.9 million, $43.6 million, and $21.5 million for fiscal 2013, 2012 and 2011, respectively.

In fiscal 2013 we set aside $17.8 million as restricted cash to support our letters of credit for the legacy facilities lease. Approximately $17.0 million of this relates to the cash collateralized letter of credit for the lease on the Company’s prior headquarters which ended in April 2013. Per the lease agreement, the letter of credit expired as of June 30, 2013 and the related restricted cash was released in early July 2013. The rest of the cash used for operating activities in fiscal 2013 totaled $52.1 million. In fiscal 2013, we recorded a net loss of $47.6 million from operating activities. We also experienced, in the same period, a decrease in restructuring liability in the amount of $13.1 million.

Additionally, we recognized $8.1 million in non-cash adjustments which included depreciation, amortization of intangibles, and stock-based compensation.

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

The $21.5 million in cash used for operating activities in fiscal 2011 was primarily due to the $28.5 million net loss adjusted for non-cash items, a $13.9 million decrease in restructuring liabilities and the $8.5 million decline in deferred revenue related to discontinued operations, which represents a reduction in billings in advance of revenue recognized. These uses of cash were offset by changes in working capital balances of $29.4 million, primarily related to a decline in accounts receivable and an increase in accrued liabilities related to discontinued operations.

Cash Provided by Investing Activities

Cash flows provided by investing activities during fiscal 2013, 2012 and 2011 totaled $39.9 million, $34.2 million, and $5.8 million, respectively.

The 17%, or $5.7 million, increase in our cash flows provided by investing activities for fiscal 2013 compared to fiscal 2012 was primarily due to proceeds from sales and maturities of short-term and long-term investments for the total amount of $52.4 million, partially offset by the purchase of short-term investments in the amount of $10 million and the repayment of $1.9 million related to the settlement of discontinued operations sold in 2008.

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

Cash Provided by Financing Activities

Cash flows provided by financing activities during fiscal 2013, 2012 and 2011 totaled $38.0 million, $1.9 million, and $2.0 million, respectively.

Net cash provided by financing activities during fiscal 2013 was primarily from the net proceeds from issuing a Senior Secured Notes in the amount of $22.1 million and net proceeds from the issue of a Registered Direct Offering in the amount of $14.8 million. Please see Note 3 of the notes to the consolidated financial statements for further discussion on the financing transaction. Other sources of cash from financing activities included the exercise of stock options in the amount of $1.7 million, which were partially offset by the purchase of treasury stock in the amount of $0.6 million.

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

Long-Term Debt Obligations, Restructuring Plans and Operating Lease Obligations

As of June 30, 2013 our principal long-term debt obligation consisted of Senior Secured Notes. On June 28, 2013, the Company entered into a Note Purchase Agreement for the sale of our Senior Secured Notes in the amount of $25 million with Indaba. The Notes are offered at 98% of the principal. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance, the Notes will bear interest at 12.875%, paid quarterly as payment-in-kind. Payment date is the last day of each quarter, with the initial payment date being June 30, 2013. From the second anniversary of the date of issuance of the Notes up to and inclusive of the maturity date, the Notes will bear interest at a per annum rate of 12.5%, paid quarterly in cash. The Company may elect to pay interest as payment-in-kind with the issuance of additional Notes; provided that in the event of such election, the per annum interest rate will be increased by .375%.

The Company may redeem some or all of the Notes on or after June 28, 2014 with the net cash proceeds from the sale, lease, conveyance, transfer or other disposition of its patents at a redemption price equal to 115% plus accrued and unpaid interest. In addition, Company may redeem some or all of the Notes at any time on or after June 28, 2015 at a redemption price initially equal to 110% and declining over time, in each case, plus accrued and unpaid interest.

The agreement provides that the Notes will be secured by substantially all assets of the company other than certain excluded property. On the issue date, such excluded property included, among other property, all equity interests in the Company’s subsidiaries and all assets of the Company’s subsidiaries. The Agreement provides that certain newly-created domestic subsidiaries will become guarantors under that Agreement and pledge their assets as additional collateral securing the Notes in certain circumstances.

In the event of certain change of control transactions, which include the sale of patents that generate net proceeds to the Company equal to or greater than $150 million during the term of the Notes, each holder of the Notes may require the Company to purchase some or all of its Notes at a purchase price equal to 115% of the aggregate principal amount thereof if such redemption date occurs between the issue date and June 28, 2015, and declining thereafter, in each case, plus accrued and unpaid interest to the date of purchase.

The Indenture contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to: (1) incur debt; (2) pay dividends and make distributions on, or redeem or repurchase the Company’s equity interests; (3) make certain investments; (4) sell assets; (5) create liens; and (6) enter into transactions with affiliates. The Company is also required to maintain one or more accounts with an aggregate minimum cash and cash equivalents balance of $10 million, provided that this requirement will no longer be in effect at any time after the first time the volume weighted average trading price of a share of the Company’s common stock exceeds $3.00 for any period of 15 trading days in any 30 day trading day period occurring after June 28, 2015. As of June 30, 2013, we were in compliance with the covenants in the Indenture relating to the Notes.

Our other long-term obligations in fiscal 2013 consisted of obligations outstanding under operating leases, two of which ended prior to the end of fiscal 2013. On June 20, 2013 we finished the terms of a sublease agreement (the “Sublease Agreement”) to lease office space in a building at 2100 Seaport Boulevard in Redwood City, California. The Sublease Agreement covered approximately 144,000 square feet which served as our corporate headquarters. We vacated our prior corporate headquarters located at 1400 Seaport Boulevard, Redwood City, California as of June 1, 2005 and the terms of this lease ended in April 2013.

As of June 30, 2013, we have three operating leases. One is for our current headquarters located at 170 South Virginia Street, Reno, Nevada, and two for the remaining legacy facilities in Broomfield, Colorado and Burlington, Massachusetts, which end on January, 2014, and November, 2014, respectively.

As of June 30, 2012, our principal commitments consisted of obligations outstanding under operating leases.

Contractual Obligations

As of June 30, 2013 our principal long-term debt obligation consisted of Senior Secured Notes. On June 28, 2013, the Company entered into a Note Purchase Agreement for the sale of our Senior Secured Notes in the amount of $25 million with Indaba. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance, the Notes will bear interest at 12.875%, paid quarterly as payment-in-kind. From the second anniversary of the date of issuance of the Notes up to and inclusive of the maturity date of June 2018, the Notes will bear interest at a per annum rate of 12.5%, paid quarterly in cash. The Company may elect to pay interest as payment-in-kind with the issuance of additional Notes; provided that in the event of such election, the per annum interest rate will be increased by .375%.

The table below presents the interest payments for the long term debt obligation on our Senior Secured Notes. The Company pays interest as payment-in-kind through year 2. The Company has the option to pay interest on the long term debt obligation after year 2 as cash at the interest rate of 12.5% or as payment-in-kind at a higher interest rate of 12.875% . The table below presents interest as paid in cash after year 2. All payment-in-kind interest is due on the maturity date in year 5 of 2018.

In addition, we have three facility operating leases in the United States as of June 30, 2013. These include our corporate headquarters in Reno, Nevada and two legacy facilities in Broomfield, Colorado and Burlington, Massachusetts.

Long-term debt obligations, future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligation
Interest in payment-in-kind	$9,909	$—	$—	$9,909	$—
Interest in cash	9,358	—	3,125	6,233	—
Principal repayment	25,000	—	—	25,000	—

Total long-term debt obligation	$44,267	$—	$3,125	$41,142	$—

Operating lease obligations
Gross operating lease obligation	$2,203	$1,461	$736	$6	$—
Less: contractual sublease income	(920)	(728)	(192)	—	—

Net operating lease obligation	$1,283	$733	$544	$6	$—

Total contractual obligations	$45,550	$733	$3,669	$41,148	$—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”) allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 22) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Comprehensive Income in Accounting Standards Update No. 2011-05 was issued. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is applied retrospectively. Accordingly, the Company adopted the new guidance on July 1, 2012, and elected to present separate consolidated statements of comprehensive income.

Recent Accounting Pronouncements Not Yet Adopted

Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: This ASU was issued to address concerns raised in the initial issuance of ASU 2011- 05, Presentation of Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement. With the issuance of ASU 2013-02 entities are now required to disclose:

For items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. ASU Topic No. 2013-02 is effective for our fiscal year 2014, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU Topic No. 2013-05 is effective for our fiscal year 2014, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We have operated internationally and been exposed to potentially adverse movements in foreign currency rate changes. With the disposition of our product businesses as of April 30, 2012, we have significantly reduced exposure to foreign currency rate changes and no longer enter into foreign exchange derivative instruments to hedge this risk.

We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that offsets the effects of movement in exchange rates. Net foreign exchange transaction losses included in Other income (expense), net in the accompanying consolidated statements of operations total income of $30,000, expense of $0.4 million and income of $0.1 million for the fiscal years 2013, 2012 and 2011. As of June 30, 2013 and June 30, 2012, we had no forward contracts.

Interest Rate Risk

Our primary market risks include fluctuations in interest rates. As of June 30, 2013, we had cash and cash equivalents, restricted cash, and short-term investments of $76.2 million, compared with $93.0 million as of June 30, 2012. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, corporate bonds, and government securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a table of our available-for-sale investments within investments and cash and cash equivalents by expected maturity in the consolidated balance sheet at June 30, 2013 (in thousands):

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2014	2015	Thereafter	June 30, 2013 Total	June 30, 2013 Total
U.S. Government Agencies	$2,978	$—	$—	$2,978	$2,980
Certificates of Deposit	2,005	—	—	2,005	2,005
Corporate Bonds	5,808	—	—	5,808	5,808

Total	$10,791	$—	$—	$10,791	$10,793

Weighted-average interest rate		0.4%

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

As of June 30, 2013, we had $25.0 million in principal amount of fixed-rate Senior Secured Notes outstanding, with a carrying amount and fair value of $22.1 million which is based on level 3 inputs. We have performed sensitivity analysis as of June 30, 2013 by using a modeling technique that measured the change in fair value arising from a hypothetical 100 bps movement in the levels of interest rates, with all other variables held constant. On June 30, 2013, a hypothetical decrease in market interest rates would change the fair value of the Senior Secured Notes by an increase of $1.1 million. On June 30, 2013, a hypothetical increase in market interest rates would change the fair value of the Senior Secured Notes by a decrease of $1.1 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed rate debt.

Interest rate risk is the risk that we incur economic losses due to adverse changes in the interest rates. A rising interest rate environment could have an adverse impact on our ability to incur additional debt and could negatively impact our operations.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with related notes and the report of independent registered public accounting firm KPMG LLP are set forth on the pages indicated in Item 15.

Quarterly Results of Operations

The following table (in thousands) sets forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2013. All quarters have been revised as necessary to reflect the product businesses, Musiwave and Client operations as discontinued operations. See Note 5 to the consolidated financial statements for further detail. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year ended June 30, 2013				Fiscal Year ended June 30, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenues	$85	$30	$3	$3	$4	$20	$5	$15,021
Total operating costs and expenses	9,615	11,257	8,855	9,885	7,579	5,837	6,268	4,336

Operating income (loss) from continuing operations	$(9,530)	$(11,227)	$(8,852)	$(9,882)	$(7,575)	$(5,817)	$(6,263)	$10,685
Net income (loss) from continuing operations	$(8,764)	$(12,270)	$(8,813)	$(9,832)	$(4,043)	$(5,781)	$(9,073)	$10,747
Net income (loss) from discontinued operations	55	(514)	(2,797)	(4,528)	(9,237)	(8,917)	(1,317)	(8,106)
Gain (loss) on sale of discontinued operations	—	600	—	(750)	45,133	5,161	—	—
Net income (loss)	$(8,709)	$(12,184)	$(11,610)	$(15,110)	$31,853	$(9,537)	$(10,390)	$2,641
Basic net income (loss) from continuing operations per share	$(0.10)	$(0.13)	$(0.10)	$(0.12)	$(0.05)	$(0.07)	$(0.11)	$0.12
Basic net income (loss) from discontinued operations per share	$0.00	$0.00	$(0.02)	$(0.06)	$0.41	$(0.04)	$(0.01)	$(0.09)
Basic net income (loss) per share	$(0.09)	$(0.13)	$(0.13)	$(0.17)	$0.36	$(0.11)	$(0.12)	$0.03
Diluted net income (loss) from continuing operations per share	$(0.10)	$(0.13)	$(0.10)	$(0.11)	$(0.05)	$(0.07)	$(0.11)	$0.12
Diluted net income (loss) from discontinued operations per share	$0.00	$0.00	$(0.02)	$(0.06)	$0.41	$(0.04)	$(0.01)	$(0.09)
Diluted net income (loss) per share	$(0.09)	$(0.13)	$(0.13)	$(0.17)	$0.36	$(0.11)	$(0.12)	$0.03
Shares used in computing:
Basic net income (loss) per share	92,078	91,018	90,323	89,971	88,200	86,146	85,594	85,482
Diluted net income (loss) per share	92,078	91,018	90,323	89,971	88,200	86,146	85,594	86,432

For quarters previously reported, immaterial reclassifications have been made among operating costs related to continued operations and discontinued operations due to refinements in our allocation methodology following the sale of the products business.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President, the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on their evaluation as of June 30, 2013, our President has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management, including our President, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Unwired Planet have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In connection with management’s assessment of internal control over financial reporting as of June 30, 2013, we have identified deficiencies in our internal controls over financial reporting that in aggregate we deemed to be a material weakness in our system of internal controls. The Company has controls over the preparation of our cash flow statement, calculation of earnings per share, reconciliation of financial statement footnote disclosures and completeness of financial statement footnote disclosures. These controls did not operate effectively due to a lack of resources with experience in financial reporting.

The internal control deficiencies resulted in the following errors in the current period: weighted average shares outstanding as used in the earnings per share calculation was overstated; line items within net cash used in operating activities within our cash flow statements were incorrect; certain tables within our footnote disclosures were incorrect; and certain footnote disclosures were omitted. All of these errors were corrected prior to the issuance of the financial statements. Additionally while each of these errors were not material on an individual basis, in aggregate there was at least a reasonable possibility that these deficiencies could have resulted in a material misstatement of the financial statements as a whole.

In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described above, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was not effective based on those criteria.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in its report on page F-2.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, in response to the material weakness described above, the Company intends to enhance training of its personnel and review and supplement its internal and external resources in the area of financial reporting as appropriate.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors. Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” and “Board Committees and Meetings” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than November 5, 2013 in connection with the solicitation of proxies for the Unwired Planet, Inc. 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

	Fiscal Year ended June 30, 2013
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders	5,827	$2.03	893
Equity compensation plans not approved by stockholders	28	$2.04	450

Total (1)	5,855	$2.03	1,343

(1)	This table does not include compensation plans from which we are no longer issuing shares, except for the future issuance of shares upon exercise of options that are still outstanding.

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

UNWIRED PLANET, INC.

By:	/S/ ERIC VETTER
Eric Vetter
Chief Financial Officer and President

Date: September 9, 2013

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Eric Vetter, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC VETTER Eric Vetter	Chief Financial Officer & President Officer and Director (Principal Executive Officer)	September 9, 2013

/S/ PHILIP A. VACHON Philip A. Vachon	Chairman of the Board	September 9, 2013

/S/ GREGORY LANDIS Gregory Landis	Director	September 9, 2013

/S/ PETER FELD Peter Feld	Director	September 9, 2013

/S/ DAVID LOCKWOOD David Lockwood	Director	September 9, 2013

/S/ MARK JENSEN Mark Jensen	Director	September 9, 2013

/S/ WILLIAM MARINO William Marino	Director	September 9, 2013

/S/ MICHAEL MULICA Michael Mulica	Director	September 9, 2013

UNWIRED PLANET, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unwired Planet, Inc.:

We have audited the accompanying consolidated balance sheets of Unwired Planet, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. We also have audited Unwired Planet Inc.’s internal control over financial reporting as of June 30, 2013, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unwired Planet, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and is included in management’s assessment. Specifically, the Company has controls over the preparation of their cash flow statement, calculation of earnings per share, reconciliation of financial statement footnote disclosures and completeness of financial statement footnote disclosures. These controls did not operate effectively due to a lack of resources with experience in financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2013 and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on such financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unwired Planet, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions to be taken after June 30, 2013, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California

September 9, 2013

UNWIRED PLANET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$47,613	$39,709
Short-term investments	10,793	43,860
Restricted cash and investments	17,251	—
Accounts receivable	88	—
Prepaid and other current assets	420	3,960

Total current assets	76,165	87,529
Property and equipment, net	212	452
Long-term investments	—	9,423
Deposits and other assets	1,861	89

Total assets	$78,238	$97,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,317	$6,088
Accrued liabilities	2,817	3,015
Accrued legal expense	3,686	3,958
Accrued compensation and related	1,057	1,146
Accrued restructuring costs	594	12,871

Total current liabilities	10,471	27,078
Accrued restructuring costs, net of current portion	259	827
Long term note payable	22,096	—
Other long term liabilities	1,485	959

Total liabilities	34,311	28,864

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; issued shares—100,281 at June 30, 2013 and 89,595 at June 30 2012; outstanding shares—99,988 at June 30, 2013 and 89,595 at June 30, 2012	100	89
Treasury stock, at cost; 293 shares at June 30, 2013	(575)	—
Additional paid-in capital	3,224,769	3,202,080
Accumulated other comprehensive income (loss)	2	(784)
Accumulated deficit	(3,180,369)	(3,132,756)

Total stockholders’ equity	43,927	68,629

Total liabilities and stockholders’ equity	$78,238	$97,493

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year ended June 30,
	2013	2012	2011
Revenues:
Patents	$142	$15,050	$4,019
Fee share	(21)	—	—

Net revenue	121	15,050	4,019

Operating costs and expenses:
Sales and marketing expense	109	614	—
Patent initiative expense	16,281	13,089	3,398
General and administrative expense	21,451	7,651	5,732
Restructuring and other costs	1,771	2,666	2,226

Total operating expenses	39,612	24,020	11,356

Operating loss from continuing operations	(39,491)	(8,970)	(7,337)
Interest income	189	327	565
Interest expense	(34)	(434)	(466)
Other expense, net	(301)	(362)	(752)

Loss from continuing operations	(39,637)	(9,439)	(7,990)
Income taxes	42	(1,289)	115

Net loss from continuing operations	(39,679)	(8,150)	(8,105)
Discontinued operations:
Net loss from discontinued operations, net of tax	(7,784)	(27,577)	(17,379)
Gain (loss) on sale of discontinued operations, net of tax	(150)	50,294	(9,764)

Gain (loss) from discontinued operations	(7,934)	22,717	(27,143)

Net income (loss)	$(47,613)	$14,567	$(35,248)

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.44)	$(0.09)	$(0.10)
Discontinued operations	$(0.09)	$0.26	$(0.32)

Net Income (loss)	$(0.53)	$0.17	$(0.42)

Shares used in computing:
Basic and diluted net income (loss) per share	90,843	86,354	84,577
Supplemental disclosures:
Total other-than-temporary impairments	$—	$—	$(1,071)

Net other-than-temporary impairments	—	—	(1,071)
Other investment gains	—	—	163

Total net investment losses in Other expense, net	$—	$—	$(908)

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Years ended June 30, 2013, 2012 and 2011

(In thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011
Net income (loss)	$(47,613)	$14,567	$(35,248)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(2)	37	923
Reclassification adjustment for losses included in net income	800	—	—
Foreign currency translation adjustment	(12)	771	—

Total other comprehensive income	786	808	923

Comprehensive income (loss)	$(46,827)	$15,375	$(34,325)

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Year ended June 30, 2013

(In thousands)

	Common stock		Treasury Stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2012	89,595	$89	—	$—	$3,202,080	$(784)	$(3,132,756)	$68,629
Net loss	—	—	—	—	—	—	(47,613)	(47,613)
Issuance of common stock related to stock option exercises, restricted stock units and consultants	3,060	3	—	—	1,698	—	—	1,701
Issuance of common stock related to ESPP	6	—	—	—	6	—	—	6
Restricted stock grants, net	90	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(293)	(575)	—	—	—	(575)
Stock-based compensation	—	—	—	—	6,235	—	—	6,235
Issuance of common stock related to equity financing (See Note 3)	7,530	8	—	—	15,524	—	—	15,532
Issuance costs related to equity financing (See Note 3)	—	—	—	—	(774)	—	—	(774)
Total other comprehensive income	—	—	—	—	—	786	—	786

Balances as of June 30, 2013	100,281	$100	(293)	$(575)	$3,224,769	$2	$(3,180,369)	$43,927

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(CONTINUED)

Fiscal Year ended June 30, 2012

(In thousands)

	Common stock		Treasury Stock		Additional paid-in Capital	Accumulated other Comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2011	85,640	$85	—	$—	$3,191,775	$(1,592)	$(3,147,323)	$42,945
Net income	—	—	—	—	—	—	14,567	14,567
Issuance of common stock related to stock option exercises	3,958	4	—	—	2,396	—	—	2,400
Issuance of common stock related to ESPP	85	—	—	—	118	—	—	118
Restricted stock grants, net	178	—	—	—	—	—	—	—
Repurchases of restricted stock from employees	(266)	—	—	—	(614)	—	—	(614)
Stock-based compensation	—	—	—	—	8,405	—	—	8,405
Total other comprehensive income	—	—	—	—	—	808	—	808

Balances as of June 30, 2012	89,595	$89	—	$—	$3,202,080	$(784)	$(3,132,756)	$68,629

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(CONTINUED)

Fiscal Year ended June 30, 2011

(In thousands)

	Common stock		Treasury Stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2010	84,210	$84	—	$—	$3,187,265	$(2,515)	$(3,112,075)	$72,759
Net loss	—	—	—	—	—	—	(35,248)	(35,248)
Issuance of common stock related to stock option exercises	1,111	1	—	—	1,627	—	—	1,628
Issuance of common stock related to ESPP	230	—	—	—	400	—	—	400
Restricted stock grants, net	108	—	—	—	—	—	—	—
Repurchases of restricted stock from employees	(19)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,483	—	—	2,483
Total other comprehensive income	—	—	—	—	—	923	—	923

Balances as of June 30, 2011	85,640	$85	—	$—	$3,191,775	$(1,592)	$(3,147,323)	$42,945

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(47,613)	$14,567	$(35,248)
Loss (gain) on sale of discontinued operations	150	(50,294)	(2,236)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization of intangibles	282	4,011	6,896
Stock-based compensation	6,235	8,405	2,483
Consultant stock-based compensation	1,540	—	—
Noncash restructuring charges and other	451	691	1,109
Net noncash tax benefits	—	(1,289)	(3,411)
Loss on disposal of property and equipment	—	276	86
Amortization of premiums/discounts on investments	753	1,037	1,261
Realized losses and impairments of non-marketable securities, net	1,094	—	921
Interest expense on note payable	27	—	—
Accumulated amortization on note payable discount and debt issue costs	2	—	—
Recovery of (provision for) doubtful accounts	—	447	(351)
Changes in operating assets and liabilities, net of effect of acquired or disposed assets and liabilities:
Accounts receivable	(88)	(4,308)	9,369
Prepaid assets, deposits, and other assets	3,540	6,805	6,068
Accounts payable	(2,995)	104	2,750
Accrued legal	(272)	2,589	1,005
Accrued compensation and other	(89)	(7,096)	(617)
Accrued liabilities	(2,132)	792	10,786
Accrued restructuring costs	(13,070)	(13,160)	(13,882)
Restricted cash	(17,759)	—	—
Deferred revenue	—	(7,205)	(8,474)

Net cash used for operating activities	(69,944)	(43,628)	(21,485)

Cash flows from investing activities:
Purchases of property and equipment	(269)	(523)	(4,045)
Restricted cash and investments	—	—	357
Settlement related to discontinued operation sold in 2008	—	(12,000)	—
Proceeds to vendors related to the sale of discontinued operations	(1,893)	—	—
Proceeds from sale of discontinued operations, net	600	51,399	2,236
Purchases of short-term investments	(10,014)	(35,872)	(46,241)
Proceeds from sales and maturities of short-term investments	50,477	37,471	65,420
Purchases of long-term investments	(948)	(8,516)	(18,055)
Proceeds from sales and maturities of long-term investments	1,912	2,208	6,116

Net cash provided by investing activities	39,865	34,167	5,788

Cash flows from financing activities:
Net proceeds from note payable, net of discount	22,066	—	—
Net proceeds from registered direct issuance of common stock, net of offering costs	14,785	—	—
Proceeds from issuance of common stock	1,701	1,786	1,628
Purchase of treasury stock	(575)	—	—
Employee stock purchase plan	6	118	400

Net cash provided by financing activities	37,983	1,904	2,028

Net increase (decrease) in cash and cash equivalents	7,904	(7,557)	(13,669)
Cash and cash equivalents at beginning of year	39,709	47,266	60,935

Cash and cash equivalents at end of year	$47,613	$39,709	$47,266

Cash paid for income taxes	$42	$660	$722

Cash paid for interest	$3	$434	$466

Non-cash investing and financing activities:
Transfers among short-term and long-term investments	$8,095	$12,465	$8,984

Financing agreements issue costs:
Unpaid debt and equity issue costs	$1,115	$—	$—
Non-cash stock compensation for financial consultant fee	925	—	—

Total financing agreements issue costs	$2,040	$—	$—

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(1)    Organization

Unwired Planet, Inc. (“Unwired Planet” or the “Company”), was incorporated in Delaware in 1994 and established many of the foundational patents that allow mobile devices to connect to the Internet. Over the years, the Company has developed a patent portfolio of approximately 200 issued United States and foreign patents and approximately 60 pending applications, some of which the Company believes are foundational in allowing mobile devices to connect to the Internet.

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances. The Company is not entitled to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio.

Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”). The fee share Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share has no termination date.

(2)    Significant Accounting Policies

(a)    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company finalized the sale of the location product line on February 1, 2012 to Persistent Systems Ltd (“Persistent Systems”). On April 16, 2012, the Company announced the disposition of the mediation and messaging product lines, which were the Company’s remaining product-related businesses. The Company accounted for the sale of the location, mediation and messaging product lines as a discontinued operation. Accordingly, the consolidated financial statements have been revised for all periods presented to reflect both the location and the Mediation and Messaging businesses as discontinued operations. On April 30, 2012, the Company completed the sale of the Mediation and Messaging businesses to Openwave Mobility, Inc. (formerly, OM 1, Inc.) (“Openwave Mobility”), a portfolio company of Marlin Equity Partners.

(b)    Classification of Continuing and Discontinued Operations

Due to the sale of the Company’s remaining product businesses in 2012, the Company has presented financial results for the product businesses in discontinued operations. As the majority of costs related to employees and operations in the past related to product operations, the Company identified costs it considered to be related to the ongoing intellectual property business for presentation in continuing operations. Costs the Company identified as relating to continuing operations include costs related to all personnel dedicated to its patent initiatives, including external legal fees and support personnel. Additionally, certain general and administrative costs were included, which are equivalent to the resources the Company expects to have on an ongoing basis after its transition to an intellectual property business. This includes the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer, as well as accounting, information systems, and support personnel. All compensation, benefits, stock-based compensation and restructuring costs, if any, associated with these positions were included in ongoing operations. Additionally, the Company included costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors fees, Securities and Exchange Commission (“SEC”) filings and NASDAQ fees. Facilities and information technology costs were allocated based upon the percentage of headcount of the employees assumed to be working primarily for the intellectual property business. Restructuring costs related to facilities remained in continuing operations, as the Company retained the related liabilities. All other historical costs were classified as discontinued operations as they were considered necessary to support the product businesses.

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

In fiscal 2012, the Company entered into patent licensing agreements with two licensees, most recently, in the first quarter of fiscal 2012, the Company entered into a license agreement with Microsoft whereby the Company licensed rights to all of its patents for a fee of $15.0 million which was received during the second quarter of fiscal 2012. Additionally, during the first quarter of fiscal 2011 the Company licensed a number of patents to a licensee which generated $4.0 million in patent revenue for the period. The Company currently derives its ongoing patent royalty revenues from one of its licensees. The timing of future patent licensing transactions, if any, can create significant variability in the timing and level of Company revenues and profitability.

Under the terms of the Company’s acquisition of certain patents and patent applications from Ericsson in 2013 pursuant to a Master Sale Agreement (the “MSA”), dated as of January 10, 2013, between Unwired Planet and certain of the Company’s subsidiaries, including the Company’s indirect subsidiary, Unwired Planet LLC (“UP LLC”) and Ericsson, UP LLC will pay Ericsson the following portion of UP LLC’s cumulative gross revenue on a quarterly basis in accordance with the provisions of the MSA (the “Gross Revenue Payments”): (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus (ii) 50% of the amount of Cumulative

Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. Revenue sharing may be adjusted in Ericsson’s favor in certain circumstances as described below. This revenue sharing may be adjusted in certain circumstances depending on the terms of specific licensing arrangements. As a result, Unwired Planet will not realize the benefit of all of the revenue the Company generates under this arrangement, and the Company will lose an increasing percentage of its revenue if the Company is successful.

Further, UP LLC granted Ericsson licenses and other rights in the transferred patents and all other patents owned or controlled by UP LLC. The transferred patents are also subject to certain encumbrances relating to existing Ericsson licenses, and UP LLC has granted Ericsson a lien on all of UP LLC’s assets. Additionally, the Company agreed not to engage in, or provide services to any person who conducts or otherwise engages in, the business of generating revenue or otherwise monetizing patents through licensing or selling of patents or initiation or participation in litigation or other legal proceedings to protect and enforce any patent or any other intellectual property right or any other business that is competitive with the business of UP LLC. During a specified period following the closing of the Ericsson transaction, with respect to certain patents, the MSA establishes revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses (or similar rights) below certain agreed-upon royalty rates. Additionally, UP LLC has accepted an obligation to behave in a manner that is fair, reasonable and non-discriminatory (“FRAND”).

The aggregate result of these commitments, together with other obligations contained in Ericsson transaction documents, is such that the Company will pursue recurring revenue license arrangements that reflect the fair value of the Company’s entire patent portfolio, while at the same time respecting Ericsson’s existing commitments, customers and, to the extent applicable, any FRAND obligations. The Company believes that such an approach will maximize value for the Company’s stockholders over the long term, but such arrangements may take a longer period of time to achieve and may result in smaller up-front payments, as compared to lump sum perpetual licensing.

To support the Company’s business strategy, in 2013, Unwired Planet entered into multiple financing agreements consisting of debt and equity. On June 28, 2013, Unwired Planet entered into a Securities Purchase Agreement with Indaba Capital Fund, L.P. (“Indaba”) with respect to a Registered Direct Offering of 7,530,120 shares of the Company’s common stock, par value $0.001 per share, at a price of $1.66 per share (the “Per Share Purchase Price”). Concurrently, the Company completed a private offering of $25 million aggregate principal amount of its Senior Secured Notes due 2018 (the “Notes”). The Notes are governed by the terms of an Indenture, dated as of June 28, 2013, by and between the Company and Wells Fargo Bank National Association, as trustee and were purchased by Indaba pursuant to a Note Purchase Agreement dated June 28, 2013 by and between the Company and Indaba.

On June 28, 2013, the Company announced the filing of a registration statement on Form S-3 with the SEC for a rights offering to stockholders as of the record date of July 8, 2013 (collectively, the “Offerees”) of 7,530,120 shares of the Company’s common stock at the Per Share Purchase Price (the “Rights Offering”). On August 14, 2013, the Company’s registration statement became effective allowing us to proceed with the Rights Offering.

In connection with the Rights Offering, the Company entered into a Purchase Agreement on June 28, 2013 with Indaba pursuant to which Indaba is obligated to purchase such number of unregistered shares of the Company’s common stock equal to the number of shares offered in the Rights Offering that are not purchased by the Offerees. The Company is also obligated to issue to Indaba 225,904 unregistered shares of the Company’s common stock in consideration for such purchase commitment.

The financing agreements, collectively, contain covenants, representations, warranties, conditions and indemnifications in respect of the Company and business that could potentially limit the Company’s flexibility to obtain additional financing and pursue other business opportunities. In addition, funds available for operations, future business opportunities and distributions will be reduced by that portion of cash flow required to make future interest payments on debt. Unwired Planet’s ability to service the Company’s debt in the future will depend upon, among other things, the Company’s future financial and operating performance.

We believe that our current working capital and anticipated cash flows from operations, as well as proceeds from our financing activities, and the release of the restricted cash will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months.

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

(f)    Revenue Recognition

The Company recognizes revenue from the licensing of the Company’s intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. To date, the Company’s patent license agreements have provided for the grant of perpetual licenses, covenants-not-to-sue, and releases from any pending litigation, upon execution of the agreement. To date, revenue from upfront payments from licensees for the licensing of the Company’s patents has been recognized when the arrangement is mutually signed, since there has been no delivery or future performance obligation and the other three criteria are met upon signing the arrangement. When patent licensing arrangements include royalties for future sales of the licensee’s products using the Company’s licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the fixed and determinable criteria are met.

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Ericsson that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”). The fee share that Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share has no termination date.

The fee share to Ericsson will be recorded as a reduction in gross revenue when the fee share is paid or payable. During the fiscal year ended June 30, 2013, approximately $0.1 million in revenues were generated from the combined patent portfolio and the corresponding $21,000 in fee share payable to Ericsson is reflected as a reduction in gross revenue.

See Note 4 for further discussion of the Ericsson transaction.

(g)    Stock-based Compensation

The Company recognizes expense for the fair value of its stock-based compensation awards.

The following table illustrates stock-based compensation recognized in the consolidated statements of operations by category of award (in thousands):

	Fiscal Year ended June 30,
	2013	2012	2011
Stock-based compensation related to:
Grants of nonvested stock	$772	$1,031	$183
Stock options granted to employees and directors	6,379	801	219
Discontinued operations	624	6,573	2,081

Stock-based compensation recognized in the statements of operations	$7,775	$8,405	$2,483

During fiscal 2013, the Company accelerated the vesting of 2.5 million shares of stock and extended the exercise period of 2.7 million shares of stock held by several key employees who departed the Company. As a result of these extensions and accelerations, the Company recorded approximately $0.5 million and $2.6 million in stock-based compensation expense, which represents the incremental value of the modified awards.

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

During fiscal 2013, 2012 and 2011, tax benefits related to stock option expense were immaterial.

The Company amortizes stock-based compensation for awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.

(h)    Treasury Stock

Shares of the Company’s common stock repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity. These shares are a result of share-based payment awards settled net of tax withholdings. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (Company common stock, paid-in capital in excess of par, etc.) remain intact. At June 30, 2013, the total value of treasury stock was $0.6 million.

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

The Company has operated internationally and is exposed to potentially adverse movements in foreign currency rate changes. With the disposition of the Company’s product businesses as of April 30, 2012, the Company expects to have a significantly reduced exposure to foreign currency rate changes. Prior to April 30, 2012, the Company entered into foreign exchange derivative instruments to reduce the Company’s exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a nonfunctional currency. The objective of these derivatives was to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. The Company does not enter into foreign exchange transactions for trading or speculative purposes, nor does the Company hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. Unwired Planet does not designate the Company’s foreign exchange forward contracts as accounting hedges and, accordingly, the Company adjusts these instruments to fair value through earnings in the period of change in their fair value.

Net foreign exchange gains (losses) included in other expense, net in the accompanying consolidated statements of operations for total income of $30,000, expense of $0.4 million and income of $0.1 million for fiscal 2013, 2012 and 2011, respectively. As of June 30, 2013 and June 30, 2012, the Company had no outstanding forward contracts.

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

(k)    Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, unrealized gains (losses) on available for sale securities and foreign currency translation adjustments for subsidiaries whose functional currency is not the USD. Tax effects of comprehensive loss have not been material. The Company reports the components of comprehensive income (loss) on its consolidated statements of comprehensive income (loss). The amount of accumulated unrealized gain on available-for-sale securities at June 30, 2013 was $2,000 and accumulated unrealized loss for 2012 was $0.8 million.

The following table sets forth the components of accumulated other comprehensive income (loss) for fiscal 2013, 2012 and 2011 (in thousands):

	Unrealized Gain (Loss) on:
	Available for Sale Securities	Foreign Currency Translation	Total
Balance at June 30, 2011	$(821)	$(771)	$(1,592)
Net change in fair value recorded in accumulated OCI	37	—	37
Net realized losses reclassified to earnings	—	—	—
Impact of sale of discontinued operations	—	771	771

Balance at June 30, 2012	(784)	—	(784)
Net change in fair value recorded in accumulated OCI		—	—
Net realized losses reclassified to earnings	798	—	798
Impact of sale of discontinued operations	—	(12)	(12)

Balance at June 30, 2013	$14	$(12)	$2

The components of accumulated other comprehensive loss were as follows as of the dates noted (in thousands):

	June 30, 2013	June 30, 2012
Net unrealized gains (losses) on marketable securities:
Unrealized loss on marketable securities not other-than-temporarily impaired	$—	$(11)
Unrealized gain (loss) on marketable securities other-than-temporarily impaired	14	(801)

Net unrealized gain (loss) on marketable securities	14	(812)
Interest on marketable securities	—	28
Cumulative translation adjustments	(12)	—

Total Accumulated other comprehensive gain (loss)	$2	$(784)

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

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of shares of Company common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year ended June 30,
	2013	2012	2011
Net income (loss):
Net loss from continuing operations	$(39,679)	$(8,150)	$(8,105)
Net income (loss) from discontinued operations, net of tax	(7,934)	22,717	(27,143)

Net income (loss)	$(47,613)	$14,567	$(35,248)

Weighted average shares:
Weighted average shares of common stock outstanding	90,978	86,567	84,781
Weighted average shares of restricted stock subject to repurchase	(135)	(213)	(204)

Weighted average shares used in computing basic net income (loss) per common share	90,843	86,354	84,577
Dilutive effect of restricted stock subject to repurchase	—	—	—
Dilutive effect of employee stock options	—	—	—

Weighted average shares used in computing diluted net income (loss) per share	90,843	86,354	84,577

Net income (loss) per share:
Basic and diluted:
Net loss from continuing operations	$(0.44)	$(0.09)	$(0.10)
Net income (loss) from discontinued operations	$(0.09)	$0.26	$(0.32)

Net income (loss)	$(0.53)	$0.17	$(0.42)

The following table sets forth potential shares of Company common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Fiscal Year ended June 30,
	2013	2012	2011
Weighted average effect of potential common stock (in thousands):
Unvested common stock subject to repurchase	135	213	204
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	1,648	2,876	3,636
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the fiscal year	4,449	7,730	7,018
Market based stock options to non-employee (1)	1,200	—	—
Contingent shares for Commitment Fee (2)	226	—	—
Contingent shares for non-employee compensation (3)	387	—	—

	8,045	10,819	10,858

(1)	Please see Note 12(f) of the notes to the consolidated financial statements.
(2)	Please see Note 3 of the notes to the consolidated financial statements.
(3)	In connection with the Transactions, the Company entered into an agreement with a consultant to provide corporate finance advisory services to the Company in connection with the Transaction. This consultant will receive compensation in the aggregate amount of 2% of total gross proceeds from the Senior Secured Notes, a Registered Direct Offering and the Rights Offering in cash, plus an additional fee of 2% of total gross proceeds from the Senior Secured Notes, the Registered Direct Offering and the Rights Offering payable through the issuance of unregistered shares of Company common stock, par value $0.001. The Senior Secured Notes and Registered Direct proceeds were received on June 28, 2013, however, the Rights Offering was not completed as of June 30, 2013. The number of such shares issued and due as of June 30, 2013 are calculated based on 2% of total gross proceeds from the Senior Secured Notes and the Registered Direct Offering divided by the trading price per share of Company common stock as of the time of issuance. A total of 386,598 shares of Company stock are due to this consultant for the Senior Secured Notes and the Registered Direct Offering as compensation for providing corporate financial advisory services as of June 30, 2013. The fair value of the Company common stock issued of $0.8 million has been recorded as issue costs for debt and equity. The debt issue costs are recorded as a deferred asset and amortized over the life of the Notes and the equity issue costs are charged against the equity proceeds.

(3)    Financing Agreements

On June 28, 2013, Unwired Planet entered into multiple Financing Agreements. The agreements include a Note Purchase Agreement, a Securities Purchase Agreement and a Backstop Purchase Agreement (collectively “Transactions” or “Financing Agreements”). In connection with these Financing Agreements, Company entered into an agreement with a third party to pay certain fees in cash and stock for financial advisory services.

(a)    Senior Secured Notes

The Company entered into an Indenture Agreement with Wells Fargo Bank National Association, trustee, to provide for the issuance Senior Secured Notes in an aggregate amount not to exceed $35 million. The Company entered into a Note Purchase Agreement with Indaba Capital Fund, L.P. (“Indaba”) to purchase the Company’s Senior Secured Notes in the amount of $25 million on June 28, 2013. The Notes are offered at 98% of the principal and mature in June 2018. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance, the Notes will bear interest at 12.875%, paid quarterly as payment-in-kind. Payment date is the last day of each quarter, with the initial payment date being June 30, 2013. From the second anniversary of the date of issuance of the Notes up to and inclusive of the maturity date of June 28, 2018, the Notes will bear interest at a per annum rate of 12.5%, paid quarterly in cash. The Company may elect to pay interest as payment-in-kind with the issuance of additional Notes; provided that in the event of such election, the per annum interest rate will be increased by .375%. The effective interest rate is 17.2%.

The Company may redeem some or all of the Notes on or after June 28, 2014 with the net cash proceeds from the sale, lease, conveyance, transfer or other disposition of its patents at a redemption price equal to 115% plus accrued and unpaid interest. In addition, Company may redeem some or all of the Notes at any time on or after June 28, 2015 at a redemption price initially equal to 110% and declining over time, in each case, plus accrued and unpaid interest.

The agreement provides that the Notes will be secured by substantially all assets of the company other than certain excluded property. On the issue date, such excluded property included, among other property, all equity interests in the Company’s subsidiaries and all assets of the Company’s subsidiaries. The Agreement provides that certain newly-created domestic subsidiaries will become guarantors under that Agreement and pledge their assets as additional collateral securing the Notes in certain circumstances.

In the event of certain change of control transactions, which include the sale of patents that generate net proceeds to the Company equal to or greater than $150 million during the term of the Notes, each holder of the Notes may require the Company to purchase some or all of its Notes at a purchase price equal to 115% of the aggregate principal amount thereof if such redemption date occurs between the issue date and June 28, 2015, and declining thereafter, in each case, plus accrued and unpaid interest to the date of purchase.

The Indenture contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to: (1) incur debt; (2) pay dividends and make distributions on, or redeem or repurchase the Company’s equity interests; (3) make certain investments; (4) sell assets; (5) create liens; and (6) enter into transactions with affiliates. The Company is also required to maintain one or more accounts with an aggregate minimum cash and cash equivalents balance of $10 million, provided that this requirement will no longer be in effect at any time after the first time the volume weighted average trading price of a share of the Company’s common stock exceeds $3.00 for any period of 15 trading days in any 30 day trading day period occurring after June 28, 2015. As of June 30, 2013, the Company was in compliance with the covenants in the Indenture relating to the Notes.

(b)    Registered Direct Offering

On June 28, 2013, Company entered into a Securities Purchase Agreement for a Registered Direct Offering with Indaba that provided for issuance of 7,530,120 shares of Company common stock, par value $0.001, at $1.66 per share for $12.5 million.

The Securities Purchase Agreement contains customary representations, warranties and covenants and includes the terms and conditions for the sale of the Company’s common stock, indemnification and contribution obligations and other terms and conditions customary in agreements of this type. Additionally, the Securities Purchase Agreement provides Indaba with certain Board of Director designation rights for as long as Indaba continues to maintain a voting percentage equal to or greater than 5% of the total shares of Company common stock outstanding, or as long as

Indaba continues to maintain a voting percentage equal to or greater than 3% of the total shares outstanding and hold at least 50% of the Senior Secured Notes, in each case subject to the terms and conditions under the Securities Purchase Agreement and subject to applicable rules and published guidance of The NASDAQ Stock Market LLC, including, but not limited to, listing rule 5640 (or any successor rule).

(c)    Backstop Purchase Agreement

On June 28, 2013, the Company filed a registration statement on Form S-3 with the SEC for a rights offering to stockholders as of the record date of July 8, 2013 of 7,530,120 shares of Company common stock at the per share purchase price of $1.66 (the “Rights Offering”). On August 14, 2013, the Company’s registration statement was declared effective by the SEC allowing us to proceed with the Rights Offering. In connection with the Rights Offering, the Company entered into a Backstop Purchase Agreement on June 28, 2013 with Indaba (the “Backstop Purchase Agreement”) to which Indaba is obligated to purchase such number of unregistered shares of Company common stock equal to the number of shares offered in the Rights Offering that are not purchased by existing stockholders. The Company is also obligated to issue to Indaba 225,904 unregistered shares of Company common stock (“Backstop Fee”) in consideration for providing its backstop purchase commitment (“Backstop Purchase Commitment”).

(d)    Financial Advisory Services

In connection with these Transactions, Company entered into an agreement on June 28, 2013 with a consultant and agreed to pay certain fees in cash and through the issuance of Company common stock in exchange for financial advisory services. The agreed upon fee is 2% of gross proceeds from the Transactions payable in cash and 2% of gross proceeds from the Transactions payable through the issuance of Company’s common stock, par value $.001. The number of shares issued is calculated based on the total gross proceeds from the Transactions divided by the price per share of Company common stock at the closing of the Transactions. A total of $0.8 million in stock compensation has been recorded for the consultant for services rendered as of June 30, 2013.

(e)    Accounting for the Transactions

The Financing Transactions, including the Senior Secured Notes, Registered Direct Offering and the Backstop Purchase Commitment and Backstop Fee were accounted for using fair value measurement. Because these Transactions occurred simultaneously, they were accounted for using relative fair value. The fair value was allocated to the Senior Secured Notes, Registered Direct Offering and the Backstop Purchase Commitment and Backstop Fee, based on the proceeds from the Transactions. Various factors were considered in determining the fair value of the Transactions. These factors include (1) closing price per share on the date the Transactions closed; (2) cash interest payments on the Notes; (3) payment-in-kind payments on the Notes; (4) principal prepayment of the Notes; (5) the Notes maturity date; (6) the Notes debt covenants; (7) discount rates; (8) market interest rates; (9) Company projections; (10) comparable issues and spread analysis; (11) Capital Asset Pricing Model scenarios; (12) and backstop purchase commitment scenarios.

The following table summarizes the fair value of the Company’s Senior Secured Notes using Level 3 inputs (in thousands):

	June 30, 2013
	Significant Unobservable Inputs (Level 3)	Total
2018 Note	$22,066	$22,066
Payment-In-Kind Note	26	26

Carrying value of Note	$22,092	$22,092

The fair value of the individual Transactions was determined and in total the fair value of the Transaction was $36.9 million. Total proceeds received for these Transactions were $36.9 million on June 28, 2013. Fair value was allocated based on the individual fair values in total as follows (in thousands):

Proceeds allocated
Notes Offering	$22,068
Registered Direct	13,491
Backstop commitment	854
Backstop fee	437

Total fair value	$36,850

The discount on the Senior Secured Notes is determined as the difference between the face value of the Notes and the relative fair value of the Notes. The relative fair value of the Notes was determined to be $22.1 million based on the fair value of all Transactions relative to the total proceeds. As a result, the discount on the Notes is $2.9 million. Debt issuance costs of $1.3 million were recorded in other assets and will be amortized through interest expense. Both the Notes discount and debt issuance costs will be amortized over the life of the Notes using the effective interest rate method. The amortization expense is recorded as an adjustment to interest expense.

Interest payable on the Senior Secured Notes is payment-in-kind up to and inclusive of the second anniversary. The payment-in-kind Notes accrue interest each period. All payment-in-kind payments are reflected in the Notes Register with the Indenture trustee and no new notes are issued when there is a payment-in-kind payment.

The relative fair value of the Registered Direct Offering was determined to be $13.5 million based on the fair value of all Transactions relative to the total proceeds. Equity issuance costs of $0.8 million were charged against equity proceeds.

The Backstop Purchase Commitment and Backstop Fee are forward contracts and were accounted for as equity instruments. The fair value of the Backstop Purchase Commitment and Backstop Fee were determined to be $0.9 million and $0.4 million, respectively.

The following table summarizes the issuance of Company common stock related to the equity financing and the issuance costs related to the equity financing in the consolidated statement of stockholders equity as of June 30, 2013 (in thousands).

	Common Stock		Additional Paid In Capital
	Shares	Amount
Registered Direct Offering	7,530	$8	$13,483
Backstop Purchase
Commitment	—	—	854
Backstop Fee	—	—	437
Third Party Vendor Financial
Advisory Services Fee	—	—	750

	7,530	8	15,524
Less Issuance Costs	—	—	(774)

Balance as of June 30, 2013	7,530	$8	$14,750

(4)    Ericsson Transaction

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Ericsson that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased subject to existing encumbrances. The Company is not entitled to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and an amount equal to a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”). The payments Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive an amount equal to 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share has no termination date.

The Ericsson Patents and the Company’s patents (the “combined patent portfolio”) have been transferred to UP LLC, a variable interest entity organized and based in Nevada that is consolidated by the Company. UP LLC is capitalized with equity from its two members, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC, both of which are wholly owned by the Company.

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

Additionally, under the MSA, Ericsson is entitled to at least $1.05 billion (less the amount of cumulative fee share payments to Ericsson) upon the occurrence of the following events:

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

Because of the restrictions on UP LLC and the rights and obligations of Ericsson after the transaction, the Company, for accounting purposes, has concluded that its arrangement with Ericsson is executory in nature and accordingly has not given current recognition to it. Specifically, the company has not recognized an asset value for the patents received and has not recorded revenue from the license issued to Ericsson. Revenues earned from licensing the combined patent portfolio will be recognized when the criteria for recognition have been met. The fee share to Ericsson will be recorded as a reduction in gross revenue when the fee share is paid or payable.

Transaction costs of $7.2 million for legal and advisory services, travel, and other direct costs of entering into the transaction with Ericsson were charged to expense during fiscal year ended June 30, 2013.

(5)    Discontinued Operations

(a)    Product Business

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company sold its non-core product line, Location, to a subsidiary of Persistent Systems for $6.0 million in cash, with $0.6 million of that amount being placed in an escrow account for a period of one year, to secure indemnification claims made by Persistent Systems, if any. The Company recorded a pre-tax gain on sale of discontinued operations of approximately $5.2 million within discontinued operations in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, the escrowed funds were distributed pursuant to agreements reached with Persistent Systems, resulting in a gain on sale of discontinued operations of $0.6 million in the consolidated statement of operations.

Upon the sale of the Location business, the associated financial results have been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented. As of March 31, 2013, there were no assets or liabilities attributable to the Location product business due to the sale of the discontinued operation on February 1, 2012.

On April 30, 2012, the Company sold the Mediation and Messaging product lines to Openwave Mobility. These sales completed the divestiture of Unwired Planet’s product business. As such, the historical results of the product business have been reclassified and presented as discontinued operations. Openwave Mobility paid $49.6 million in cash, which was subject to certain working capital adjustments thereto as provided in the Asset Purchase and Sale Agreement, upon the closing of the transaction. Subsequent to fiscal 2012, the Company settled all working capital adjustments with Openwave Mobility, resulting in a loss on the sale of discontinued operations of $0.75 million which was recorded in the first quarter of fiscal 2013. As of June 30, 2012, the Company had accrued $1.3 million for working capital adjustments. The total amount of working capital adjustments was therefore $2.1 million, which was refunded to Openwave Mobility in October 2012.

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

Upon these sales of the location, mediation and messaging businesses, the product businesses’ financial results have been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented. The net assets associated with the remaining product businesses were classified as “held-for-sale” from March 31, 2012 until their disposition on April 30, 2012.

The financial results of the product business included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2013	2012	2011
Revenue of discontinued operations	$—	$105,009	$151,527

Loss from discontinued operations	(7,934)	(22,069)	(15,569)
Income tax (benefit) expense	(150)	5,508	1,810

Net loss from discontinued operations, net of taxes	$(7,784)	$(27,577)	$(17,379)

(b)    Client Operations

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

The Client operations financial results have been classified as a discontinued operation in the Company’s consolidated statements of operations for each period presented.

The financial results of Client operations included in discontinued operations were as follows (in thousands):

	Fiscal Year ended June 30,
	2013	2012	2011
Revenue of discontinued operation	$—	$—	$—

Income from discontinued operation	—	—	—
Income tax benefit	—	—	3,411

Income from discontinued operation, net of taxes	—	—	3,411
Loss on sale of discontinued operation	—	—	(9,764)

Total loss from discontinued operation	$—	$—	$(6,353)

(6)    Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”) allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, Update 2011-05 requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 22) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Comprehensive Income in Accounting Standards Update No. 2011-05 was issued. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is applied retrospectively. Accordingly, the Company adopted the new guidance on July 1, 2012, and elected to present separate consolidated statements of comprehensive income.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: This ASU was issued to address concerns raised in the initial issuance of ASU 2011-05, Presentation of Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement. With the issuance of ASU 2013-02 entities are now required to disclose:

For items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. ASU Topic No. 2013-02 is effective for the Company’s fiscal year 2014, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU Topic No. 2013-05 is effective for the Company’s fiscal year 2014, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(7)    Geographic, Segment and Significant Customer Information

The Company operates based on a single operating segment. All of the Company’s revenues related to the ongoing intellectual property business for fiscal 2013, 2012 and 2011 were from two licensees, Microsoft, Inc. (“Microsoft”) and Mobixell Networks, Inc. (“Mobixell Networks”) as shown in the following table:

	% of Total Revenue Fiscal Year Ended June 30,
	2013	2012	2011
Microsoft		100%	—
Mobixell Networks	100%	—	100%

(8)    Balance Sheet Components

(a)    Cash, cash equivalents and investments

The following tables summarize the Company’s cash, cash equivalents, restricted cash and investments (in thousands):

	June 30, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$38,492	$—	$—	$38,492
Short-term Restricted Cash	17,251	—	—	17,251
Long-term Restricted Cash (1)	508	—	—	508
Money Market Funds	9,121	—	—	9,121
Certificate of Deposit	2,005	—	—	2,005
U.S. Government Agencies	2,978	2	—	2,980
Corporate Bonds	5,808	2	(2)	5,808

	$76,163	$4	$(2)	$76,165

Included in cash and cash equivalents	$47,613	$—	$—	$47,613
Included in restricted cash	17,251	—	—	17,251
Included in deposits and assets	508	—	—	508
Included in short-term investments	10,791	4	(2)	10,793
Included in long-term investments	—	—	—	—

	$76,163	$4	$(2)	$76,165

(1)	Long-term restricted cash is included in deposits and other assets

	June 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash	$721	$—	$—	$721
Money Market Funds	37,488	—	—	37,488
Certificate of Deposit	2,220	—	—	2,220
Commercial Paper	7,844	—	—	7,844
U.S. Government Agencies	6,064	7	(1)	6,070
Auction Rate Securities	3,038	—	(801)	2,237
Corporate Bonds	36,429	10	(27)	36,412

	$93,804	$17	$(829)	$92,992

Included in cash and cash equivalents	$39,709	$—	$—	$39,709
Included in short-term investments	43,863	17	(20)	43,860
Included in long-term investments	10,232	—	(809)	9,423

	$93,804	$17	$(829)	$92,992

Property and equipment, net

Property and Equipment consisted of the following (in thousands):

	June 30,
	2013	2012
Computer equipment and software	$213	$18,863
Furniture and equipment	47	64
Leasehold improvements	45	2,038

	305	20,965
Less: accumulated depreciation	(93)	(20,513)

	$212	$452

Depreciation expense, including depreciation from discontinued operations, was $0.3 million, $3.5 million and $5.2 million for fiscal 2013, 2012 and 2011, respectively.

(b)    Accrued Liabilities

Accrued Liabilities consisted of the following (in thousands):

	June 30
	2013	2012
Accrued director compensation	$295	$—
Accrued professional fees	353	455
Escheat liabilities	439	439
Withholding taxes payable	256	198
Income taxes payable	—	1,043
Other accrued liabilities	1,474	880

	$2,817	$3,015

Our board is generally compensated with options and restricted stock. As of January 2013, the shares within the board’s option plan had decreased to a level insufficient to support their compensation. The board members have agreed to defer receiving their stock based compensation in anticipation of the plan being replenished at the upcoming annual general meeting. As a result, approximately $0.3 million has been accrued for board compensation at June 30, 2013 in other accrued liabilities in the Company’s consolidated balance sheet.

(9)    Financial Instruments

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

Restricted cash

In the second fiscal quarter of 2013, the Company transferred $0.7 million into a Rabbi trust to fund a severance payment obligation which was paid during the fourth quarter of fiscal 2013.

In connection with the closing of the Ericsson patent acquisition, the Company terminated its credit facility with Silicon Valley Bank, dated as of January 23, 2009, provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent such letters of credit are fully cash collateralized. The amount collateralized is approximately $17.8 million, of which $17.3 million is classified as short term restricted cash and $0.5 million is classified as long term restricted cash in deposits and other assets on the Company’s June 30, 2013 balance sheet. Approximately $17.0 million of this amount relates to the lease on the Company’s prior headquarters which expired in April 2013 and the related restriction was removed in early July 2013.

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

	Expected maturity for the year ending June 30,			Cost Value	Fair Value
	2014	2015	Thereafter	June 30, 2013 Total	June 30, 2013 Total
U.S. Government Agencies	$2,978	$—	$—	$2,978	$2,980
Certificates of Deposit	2,005	—	—	2,005	2,005
Corporate Bonds	5,808	—	—	5,808	5,808

Total	$10,791	$—	$—	$10,791	$10,793

Weighted-average interest rate		0.4%

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

In the fiscal years ended June 30, 2011, the Company had OTTI charges in earnings of $1.1 recorded in other expense, net. There were no OTTI charges during fiscal 2012 and fiscal 2013.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Bonds	$2,216	$(2)	$—	$—	$2,216	$(2)

	$2,216	$(2)	$—	$—	$2,216	$(2)

As of June 30, 2013, the Company had 4 investments in an unrealized loss position.

	As of June 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies	$2,765	$(1)	$—	$—	$2,765	$(1)
Corporate Bonds	30,750	(27)	—	—	30,750	(27)
Auction Rate Securities	—	—	2,237	(801)	2,237	(801)

	$33,515	$(28)	$2,237	$(801)	$35,752	$(829)

As of June 30, 2012, the Company had 54 investments in an unrealized loss position.

The table below presents activity related to the credit loss component recognized in earnings (in thousands):

Cumulative OTTI credit losses recognized as of June 30, 2011	$(462)
OTTI charges related to securities with previous credit losses	—
Less: OTTI charges related to securities sold	—

Cumulative OTTI credit losses recognized as of June 30, 2012	(462)
OTTI charges related to securities with previous credit losses	—
Less: OTTI charges related to securities sold	462

Cumulative OTTI credit losses recognized as of June 30, 2013	$—

In March 2011, the Company had the intent to sell one Auction Rate Security (“ARS”) investment and in April 2011, two of the ARS were sold. The sale of one of these ARS resulted in proceeds of $2.5 million in the fourth quarter of fiscal 2011 and recognition of an OTTI charge of $0.4 million in the third quarter of fiscal 2011 for the ARS classified as “intent to sell” due to the Company’s discussions with the buyer of that ARS as of March 31, 2011. Proceeds of $2.3 million and an OTTI charge of $0.6 million was recognized in the fourth quarter of fiscal 2011 for the ARS not classified as “intent to sell” as of March 31, 2011.

There was a realized gain of $0.3 million recorded during the fiscal year ended June 30, 2011 from the sales of two available-for-sale securities. Realized gains and losses are included in other income (expense), net in the consolidated statement of operations.

The Company sold the last remaining ARS in February 2013. Proceeds of $1.9 million and a realized loss of $1.1 million were recognized in the third quarter of fiscal year 2013. The Company recorded $0.5 million other-than-

temporary-impairments in the consolidated statement of operation during fiscal 2010 related to these securities. During the fiscal years ended June 30, 2012 and 2013 there were no OTTI charges in earnings.

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

The carrying value of the Company’s cash and cash equivalents approximates their fair value and is based on Level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on Level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the fiscal year ended June 30, 2013. In addition, see note 3 for details on the fair value of the Senior Secured Notes.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair value of securities as of June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$9,121	$—	$—	$9,121
Short-term investments:
Certificates of Deposit	2,005	—	—	2,005
Corporate Bonds	5,808	—	—	5,808
U.S. Government Agencies	2,980	—	—	2,980

Total Assets	$19,914	$—	$—	$19,914

Liabilities
Market Condition Consultant Stock	$—	$904	$—	904

Total Liabilities	$—	$904	$—	$904

	Fair value of securities as of June 30, 2012 (in thousands)
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents:
Money Market Funds	$37,488	$—	$—	$37,488
Commercial Paper	1,500	—	—	1,500
Short-term investments:
Certificates of Deposit	2,220	—	—	2,220
Commercial Paper	6,344	—	—	6,344
Corporate Bonds	31,991	—	—	31,991
U.S. Government Agencies	3,305	—	—	3,305
Long-term investments:
Corporate Bonds	4,421	—	—	4,421
U.S. Government Agencies	2,765	—	—	2,765
Auction Rate Securities	—	—	2,237	2,237

Total Assets	$90,034	$—	$2,237	$92,271

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

The ARS is “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. On May 3, 2012, the ARS related to federal education student loans programs was bought back by the investment broker at par value of $2.2 million. As of June 30, 2012, the ARS instrument remaining was rated BBB by Standard and Poor’s and all of the $3.5 million par value of this illiquid investment is insured against defaults of principal and interest by third party insurance companies. The Company sold the ARS in February 2013. Proceeds of $1.9 million and a realized loss of $1.1 million were recognized in the third quarter of fiscal year 2013.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant (Level 3) ARS
Balance at June 30, 2010	$9,279
Change in unrealized losses included in other comprehensive income	921
Other-than-temporary impairment	(1,071)
Sale of ARS	(4,747)

Balance at June 30, 2011	4,382
Change in unrealized losses included in other comprehensive income	55
Sale of ARS	(2,200)

Balance at June 30, 2012	2,237
Change in unrealized losses included in other comprehensive income	(329)
Sale of ARS	(1,908)

Balance at June 30, 2013	$—

(10)    Borrowings

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

The Company could borrow, repay and re-borrow under the revolving credit facility at any time up to the maturity date. Effective with the May 4, 2012 amendment, the Company was no longer required to pay a fee on any undrawn amounts under the credit facility. For each letter of credit issued, the Company was required to pay 0.75% per annum on the face amount of the letter of credit. Annually, the Company was required to pay a commitment fee to the lender. In January 2011, the Company paid a $0.1 million commitment fee to the lender. In April 2012, the Company paid a $75,000 commitment fee to the lender.

In February 2013, in connection with the closing of the Ericsson patent purchase agreement, the Company terminated its credit facility with Silicon Valley Bank, provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent that such letters are fully cash collateralized. The amount collateralized is reflected as restricted cash on the Company’s balance sheet for approximately $17.8 million. Approximately $17.0 million of this relates to the lease on the Company’s prior headquarters which expired in April 2013, after which time that amount of cash will no longer be restricted. This restricted cash was released in July 2013.

Senior Secured Notes

Refer to Financing Agreements in Note 3 of the notes to consolidated financial statement.

(11)    Commitments and Contingencies

(a)    Leases

The Company also has numerous facility operating leases at other locations in the United States and other countries. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future contractual sublease income were as follows at June 30, 2013 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2014	$1,461	$(728)	$733
2015	591	(192)	399
2016	145	—	145

Total	$2,197	$(920)	$1,277

Rent expense, net of accrued restructuring for fiscal 2013, 2012 and 2011, was approximately $117,000, $3.3 million and $4.5 million, respectively, net of sublease income of $1.5 million, $1.5 million and $1.3 million for fiscal 2013, 2012 and 2011, respectively. Net future lease payments include $1.3 million of accrued restructuring-related lease obligations (see Note 13 “Restructuring and Related Costs”).

(b)    Litigation

Openwave Systems Inc. v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

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

Unwired Planet LLC v. Apple Inc. (“Apple”) & Unwired Planet LLC v. Google, Inc. (“Google”)

On September 20, 2012, the Company filed two separate complaints in the U.S. District Court for the District of Nevada, charging Apple with infringing 10 of its patents, and charging Google with infringing 10 different patents. Together, the two cases charge infringement of a total of 20 patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies and location-based services such as mapping and advertising. On August 30, 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California.

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

(c)    Indemnification Claims

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

As of June 30, 2013, nothing has been accrued for indemnifications. Historically, costs related to these indemnification provisions have been infrequent.

(12)    Stockholders’ Equity

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

(b)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of Company common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2013, options to purchase a total of 22,773 shares were outstanding under the 1995 Stock Plan.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,262,282 shares of Company common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2013, options to purchase a total of 26,739 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan (the “Directors’ Stock Plan”) which was approved by the stockholders at the Company’s annual meeting held on December 3, 2009, provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). Under the Directors’ Stock Plan, a total of 1,650,000 shares of the Company’s common stock have been reserved for issuance. Options and awards granted to new or existing Outside Directors under the Directors’ Stock Plan vest ratably over a period of three years. The Directors’ Stock Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Stock Plan is equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the Directors’ Stock Plan is $0.00. Under the Directors’ Stock Plan, stock option grants have a term of ten years. As of June 30, 2013, the Company had a total of 24,505 shares of the Company’s common stock available for grant, and options for a total of 780,706 shares were outstanding under the Directors’ Stock Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan (“2001 Stock Plan”) provides for the issuance of non-statutory stock options, nonvested stock bonus awards and nonvested stock purchase awards to directors, employees and consultants of the Company. The 2001 Stock Plan serves as the successor to certain plans of the Company and plans acquired by the Company. No further grants will be made under the predecessor plans; however, each outstanding option granted under a predecessor plan shall continue to be governed by the terms and conditions of the predecessor plan under which it was granted. A total of 4,068,128 shares of Company common stock have been reserved for issuance under the 2001 Stock Plan. Under the 2001 Stock Plan, the exercise price for non-statutory options is determined by the plan administrator and may be above or below the fair market value of the Company’s common stock on the date of grant. Options issued under the 2001 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2013, the Company had a total of 450,194 shares of the Company’s common stock available for grant, and a total of 27,509 shares outstanding under the 2001 Stock Plan.

The Openwave Systems Inc. Amended and Restated 2006 Stock Incentive Plan, as amended (“2006 Stock Plan”), which was approved by the stockholders at the Company’s annual meeting held on December 4, 2008, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units (“Full-Value Stock Award”). A total of 17,000,000 shares of Company common stock have been reserved for issuance under the 2006 Stock Plan. Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Stock Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of nonvested shares granted under the 2006 Stock Plan is $0.00. Options issued under the 2006 Stock Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2013, the Company had a total of 868,583 shares of Company common stock available for grant, and awards for a total of 6,549,223 shares were outstanding under the 2006 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans discussed above as of June 30, 2013:

June 30, 2013
1995 and 1996 Stock Plans	—
2001 Stock Plan	450,194
Directors’ Stock Plan	24,505
2006 Stock Plan	868,583

Total	1,343,282

(c)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. The Company’s repurchase right lapses at a rate determined by the stock plan administrator but at a minimum rate of 20% per year. Through June 30, 2013, the Company has issued 11,411,230 shares under restricted stock purchase agreements, of which 490,892 shares have been repurchased and 106,000 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(d)    Employee Stock Purchase Plans

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees could purchase Company common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. Effective November 15, 2012, the ESPP was suspended. The amount of stock-based compensation expense recognized relating to the ESPP during fiscal 2013 was immaterial.

During fiscal 2013, 2012 and 2011, 5,627, 84,740 and 229,638 shares, respectively, were purchased by employees under the ESPP.

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

	Fiscal Year ended June 30,
	2013	2012	2011
Expected volatility	61.4%	52.7-92.0%	47.1-53.1%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.5	0.5
Risk-free rate	0.1%	0.1%	0.1-0.2%

(e)    Stock-based compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company estimates the expected term for new grants based upon actual post-vesting option cancellation and exercise experience as well as the average midpoint between vesting and the contractual term for outstanding options. The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded option on Unwired Planet’s common stock, when appropriate. During fiscal 2013, 2012 and 2011 implied volatility was not utilized in the Company’s valuation of options granted due to the lack of option contracts with a strike price similar to the Company’s stock option grants. To the extent volatility of its stock price increases in the future, the Company’s estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

The ranges of assumptions used were as follows for fiscal 2013, 2012 and 2011:

Fiscal Year ended June 30,
	2013	2012	2011
Expected volatility	62.1-73.6%	72.2-78.5%	60.6-71.1%
Expected dividends	—	—	—
Expected term (in years)	2.66-5.87	3.60-6.07	3.32-6.16
Risk-free rate	0.4-1.0%	0.6-1.2%	0.9-1.8%

A summary of option activity through June 30, 2013 is presented below (in thousands except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,828	$3.51
Options granted	4,060	2.08
Exercised	(1,111)	1.46
Forfeited, canceled or expired	(1,888)	3.21

Outstanding at June 30, 2011	9,889	$3.21
Options granted	4,773	1.76
Exercised	(1,783)	1.37
Forfeited, canceled or expired	(4,628)	2.55

Outstanding at June 30, 2012	8,251	$3.14
Options granted	991	1.64
Exercised	(1,046)	1.63
Forfeited, canceled or expired	(2,341)	5.95

Outstanding at June 30, 2013	5,855	$2.03	2.22	$1,499

Vested and Expected to Vest at June 30, 2013	5,568	$2.05	1.86	$1,388

Exercisable at June 30, 2013	4,883	$2.10	0.85	$1,132

The weighted average grant date fair value of options granted during fiscal 2013, 2012 and 2011 was $0.72, $0.98 and $0.90, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $2.5 million, $1.7 million and $0.8 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards, including discontinued operations for fiscal year 2013 is presented below (in thousands except per share amounts):

Nonvested Shares—Restricted Stock Awards	Shares	Grant Date Fair Value Per Share
Nonvested at June 30, 2010	222	$1.98
Nonvested shares granted	108	2.37
Vested	(110)	2.14
Forfeited	(23)	2.07

Nonvested at June 30, 2011	197	$2.07
Nonvested shares granted	151	1.67
Vested	(168)	1.86
Forfeited	—	—

Nonvested at June 30, 2012	180	$1.93
Nonvested shares granted	90	1.42
Vested	(164)	1.85
Forfeited	—	—

Nonvested at June 30, 2013	106	$1.61

The total fair value of shares vested, including discontinued operations, during fiscal 2013, 2012 and 2011 was $0.2 million, $0.3 million and $0.2 million, respectively.

As of June 30, 2013, there was $2.9 million of total unrecognized compensation cost related to all unvested share awards and options. That cost is expected to be recognized on a declining basis as the shares vest over the next three years.

A summary of the activity of the Company’s restricted stock units for fiscal year 2013 is presented below (in thousands except per share amounts):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at July 1, 2011	—	$—

Granted	2,504	$2.04
Vested	(2,175)	$2.59
Forfeited	(53)	$1.93

Outstanding at July 1, 2012	276	$2.04

Granted	2,315	$1.55
Vested	(1,014)	$1.91
Forfeited	(20)	$1.90

Outstanding at June 30, 2013	1,557	$1.40

The impact on the Company’s results of operations of recording stock-based compensation for fiscal 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended June 30,
	2013 (1)	2012	2011
Stock-based compensation by category:
Sales and marketing expense	$1	$15	$—
Patent initiative expense	261	43	—
General and administrative	6,889	1,774	402
Discontinued operations	624	6,573	2,081

	$7,775	$8,405	$2,483

(1)	The stock based compensation expense in fiscal 2013 includes approximately $3.4 million in stock compensation to a non-employee vendor.

(f)    Consultant compensation

During fiscal 2013, the Company issued one million shares of Company common stock to a consultant for performance under a services contract in connection with the Ericsson transaction. The fair value associated with this stock issuance of $1.9 million was recognized as stock-based compensation expense during the year ended June 30, 2013. An additional 500,000 shares of Company common stock will be issued if prior to August 14, 2014 the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $3.00 (“First Incentive Fee”). An additional 700,000 shares of Company common stock will be issued if prior to February 12, 2015 the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $5.00 (“Second Incentive Fee”). The awards related to the Incentive Fees will only vest if the respective Company common stock price targets are met. The Incentive Fees are classified as a liability as the Company is required to settle the Incentive Fees by transferring cash in the event a change of control transaction occurs. The fair value of the awards for the Incentive Fees will be remeasured on a quarterly basis using a Monte Carlo simulation method and any changes in fair value will be recognized as expense or income in the statement of operations. As of June 30, 2013, the fair value of the Incentive Fee awards was estimated at $0.9 million. The amount of stock based compensation expense in fiscal 2013 related to the issuance of the Incentive Fees was $1.5 million and included in general and administrative expenses. Subsequent changes in the fair value will be recognized in Other Income and Expense. Other Income relating to the change in liability value for the fiscal year 2013 is $0.8 million. The first tranche of Company common stock issued was modified at the end of the fourth quarter of fiscal 2013 to add an additional six months to the issue date from February 14, 2014 to August 14, 2014. This modification was in relation to the Financing Agreements and therefore considered a cost of the Transaction. The cost associated with the modification was $0.2 million in the fourth quarter of fiscal year 2013.

The estimated assumptions used in the Monte-Carlo simulation model to value the Company’s market-condition consultant stock grants are:

Fiscal Year ended June 30, 2013
Expected volatility	62.28 - 72.38%
Expected dividends	None
Risk-free rate	.24 - .28%

Additionally, during fiscal 2013, the Company issued 225,000 restricted stock units to consultant advisors. These shares were determined to be equity instruments. Each quarter, as the consultant advisors complete their obligation, the Company will measure the fair value of the grants based on the market price of the stock on the last day of the quarter. The Company expensed $0.1 million as of June 30, 2013.

(g)    CEO Separation and Bonus

On February 19, 2013, the Company announced that Michael Mulica intended to step down as the Company’s President and Chief Executive Officer as of May 31, 2013 pursuant to a separation agreement entered into between the Company and Mr. Mulica (the “Separation Agreement”). The Separation Agreement provided that upon Mr. Mulica’s exit, all of his unvested equity awards covering shares of the Company’s common stock shall automatically be accelerated so as to become immediately and completely vested, and the post-termination exercise periods for all of his stock options shall be extended for an additional six months. In addition, Mr. Mulica is entitled to salary continuation for twelve months which commenced upon separation and was eligible for an incentive cash award for the first six months of 2013 for an amount of up to 150% of Mr. Mulica’s base salary, based on certain performance criteria detailed in the Separation Agreement and prorated for the amount of days actually worked. Mr. Mulica is also entitled to certain benefits continuation and outplacement assistance. Additionally, on February 14, 2013, in recognition of Mr. Mulica’s efforts in connection with the closing of the Company’s patent transaction with Ericsson, the Company’s Board of Directors awarded Mr. Mulica a $200,000 cash bonus and 300,000 restricted stock units that vested in accordance with the terms of the Separation Agreement. For fiscal year 2013, the Company has incurred $0.4 million in expense and $2.3 million in stock-based compensation for the separation of the CEO and bonus to the CEO.

(h)    Registered Direct Offering and Purchase Agreement

Refer to Financing Agreements in Note 3 of the notes to consolidated financial statement.

(13)    Restructuring and Related Costs

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructurings include the fiscal 2013 restructuring (FY2013), fiscal 2012 restructuring (FY2012 Restructuring), fiscal 2010 restructuring (FY2010 Restructuring), fiscal 2009 restructuring (FY2009 Restructuring), fiscal 2008 restructuring (FY2008 Restructuring), fiscal 2007 fourth quarter restructuring (FY2007 Q4 Restructuring), the fiscal 2007 first quarter restructuring (FY2007 Restructuring), as well as restructuring plans initiated in prior years.

The following tables set forth the restructuring activity through June 30, 2013 (in thousands):

	FY 02 to FY 09 Restructuring Plans		FY 10 Restructuring Plans		FY 11 Restructuring Plan	FY 12 Restructuring Plan			FY 13 Restructuring Plan
	Facility (3)	Severance (2)	Facility (3)	Severance (2)	Severance (2)	Facility (3)	Severance (2)	Severance (3)	Facility (3)	Severance (3)	Accrual
Accrual balances as of June 30, 2010	$37,657	$65	$1,110	$116							$38,948
Activity for fiscal 2011:
New charges and adjustments to estimates	760	(5)	356	(18)	2,046						3,139
Accretion expense	1,090	—	19	—	—						1,109
Cash paid, net	(14,297)	(60)	(737)	(98)	(1,829)						(17,021)

Accrual balances as of June 30, 2011	25,210	—	748	—	217						26,175
Activity for fiscal 2012:
New charges and adjustments to estimates	(48)		7		(12)	1,411	4,327	618			6,303
Accretion expense	680		10		—	1	—	—			691
Cash paid, net	(13,324)		(432)		(205)	(610)	(4,327)	(573)			(19,471)

Accrual balances as of June 30, 2012	12,518	—	333	—	—	802	—	45			13,698
Activity for fiscal 2013:
New charges and	10		(25)			(71)		(3)	831	701	1,443
adjustments to estimates										—	—
Accretion expense	221		4			—		—	—		225
Cash paid, net	(12,008)		(207)			(731)		(5)	(831)	(653)	(14,435)
Write-offs (Severance, Cobra & Outplacement)	—		—					(37)		(41)	(78)

Accrual balances as of June 30, 2013	$741	$—	$105	$—	$—	$—	$—	$—	$—	$7	$853

(1)	Total charges does not include $0.2 million of accelerated depreciation of fixed assets as represented on the Company’s consolidated statement of operations under restructuring and other costs for fiscal 2010.
(2)	These amounts relate to discontinued operations.
(3)	These amounts relate to continuing operations.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. As of June 30, 2013, the Company has sublease contracts in place for two of its exited facilities.

Restructuring Plans

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of fiscal 2012 (the “FY2012 Restructuring”), and various other restructurings in fiscal 2002 through 2011. Most recently, the Company announced a restructuring on November 7, 2012 in relation to the relocation of its headquarters to Reno, Nevada. The Company incurred a $0.3 million charge during the first quarter of fiscal 2013, related to severance as a result of this relocation. The Company recorded an additional restructuring expense charge of $1.4 million under this plan during the second quarter of fiscal 2013, which includes approximately $0.4 million in severance payments and $1.0 million in facility charges, of which $0.2 million is a non-cash charge for accelerated depreciation. The Company did not record any additional charges for restructuring in the third or fourth quarters of fiscal 2013.

Previously, the Company implemented a restructuring plan in fiscal 2012 (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the second quarter of fiscal 2012, the Company incurred $1.4 million in facility charges associated with restructuring reduction of space used for the Company’s headquarters under this plan. The Company also incurred $4.9 million in restructuring charges related to severance, of which $0.5 million is included in continuing operations and $4.4 million is included in discontinued operations for the year ended, June 30, 2013.

The Company implemented the FY2010 Restructuring to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. As such, during fiscal 2010, the Company incurred approximately $0.2 million in accelerated depreciation on fixed assets associated with a facility identified for restructuring. During fiscal 2010, the Company recognized $1.3 million in facilities charges associated with a facility the Company exited during the year under the FY2010 Restructuring. During fiscal 2011, a sublease for the facility under this restructuring was signed, which resulted in an additional restructuring charge of $0.4 million. The lease payments will be paid over the term of the remaining lease. As of June 30, 2012, the remaining balance was $0.3 million facilities related accrual. The Company paid $0.2 million through June 30, 2013 and expects to pay $0.1 million from July 2013 through January 2014.

The Company implemented the FY2009 Restructuring to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As such, during fiscal 2009, the Company incurred approximately $3.4 million in facilities charges associated with a facility identified for restructuring and $0.1 million in accelerated depreciation on fixed assets associated with facilities identified for restructuring. During fiscal 2010, the Company revised the estimated sublease terms associated with these facilities, which resulted in an additional restructuring charge of $2.0 million. During fiscal 2011, a sublease for one of the facilities under this restructuring was signed, which resulted in an additional restructuring charge of $0.7 million. As of June 30, 2012, the remaining balance was $12.5 million facilities related accrual. The Company paid $11.8 million through June 30, 2013 and expects to pay $0.8 million from July 2013 through November 2014.

The following table summarizes the expected future payments for restructuring liabilities by fiscal year (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2014	$1,642	$(1,033)	$609
2015	505	(237)	268

Total	$2,147	$(1,270)	$877

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is $18,000, which will be recorded as restructuring expense over the life of the respective leases.

(14)    Income Taxes

Loss from continuing operations before provision for income taxes is comprised of the following (in thousands):

	Fiscal Year ended June 30,
	2013	2012	2011
Domestic	$(39,637)	$(9,439)	$(7,990)
Foreign	—	—	—

Total	$(39,637)	$(9,439)	$(7,990)

The provision for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2013	2012	2011
Current:
Domestic income tax	$—	$(3,790)	$—
Foreign income tax	42	—	—
Deferred:
Foreign	—	2,501	115

Total	$42	$(1,289)	$115

Income taxes for continuing operations were an expense of $42,000 in fiscal 2013. A benefit totaled $1.3 million in fiscal 2012, and an expense of $0.1 million in fiscal 2011.

Income tax benefit for discontinued operations totaled $0.8 million for fiscal 2013. This expense was primarily related to a South Korean tax refund which the Company determined as more likely than not, uncollectable from the South Korean Tax Agency and release of accrued taxes related to foreign subsidiaries transferred. The Company recorded an income tax expense related to discontinued operations of $5.5 million and income tax benefit of $1.6 million during fiscal 2012 and fiscal 2011, respectively.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company’s loss before income taxes by the statutory income tax rate of 35%, to the Company’s income tax expense (in thousands):

	Fiscal Year ended June 30,
	2013	2012	2011
Federal tax benefit at statutory rate	$(13,873)	$(3,304)	$(2,797)
State taxes	—	(486)	—
Effect of foreign operations	42	2,501	115
Net operating losses not benefited, net	13,873	—	2,797

Total tax expense	$42	$(1,289)	$115

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$636,588	$593,321
Accruals and allowances not deductible for tax purposes	35	14,286
Research and development credit and other credits carry-forwards	51,333	51,333
Stock based compensation	935	982

Total deferred tax assets, gross	688,891	659,922
Less: valuation allowance	(688,891)	(659,922)

Total deferred tax assets, net	$—	$—

In light of the Company’s recent history of operating losses, the Company has recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that federal and state deferred tax assets in excess of deferred tax liabilities will be realized.

During fiscal 2012, the Company recorded a valuation allowance of $2.5 million against the beginning foreign deferred tax asset balance following the Company’s announcement that it was pursuing strategic alternatives for the mediation and messaging product operations, which created uncertainty regarding the ability of certain foreign subsidiaries to generate future taxable income. As a result of the sale of the product business, the Company does not have any foreign deferred tax assets as of June 30, 2013.

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

As of June 30, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.68 billion and $556 million, respectively. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $30.1 million and $21.2 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2018 through 2033. The California research and development credits may be carried forward indefinitely. The federal net operating losses can be carried forward for 20 years. The California net operating loss carryforwards will expire from 2014 through 2032.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. As of June 30, 2013, no amount is accrued for interest associated with tax liabilities.

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

During fiscal 2011, 2012 and 2013, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2010	$4,173
Additions based on tax positions related to current year	155
Reductions for tax positions of prior years	153
Lapse of statute of limitations	(3,652)
Impact of currency fluctuation	198

Balance as of June 30, 2011	1,027
Additions based on tax positions related to current year	48
Additions for tax positions of prior years	240
Reductions for tax positions of prior years	(239)
Lapse of statute of limitations	(130)
Impact of currency fluctuation	(28)

Balance as of June 30, 2012	918
Reductions for tax positions of prior years	(240)
Lapse of statute of limitations	(85)

Balance as of June 30, 2013	$593

The total amount of gross unrecognized tax benefits was $0.6 million as of June 30, 2013. All of the tax expense or benefit realized during fiscal 2011, 2012 and 2013 related to changes in unrecognized tax benefits was recorded as net income or expense from discontinued operations. Changes in the Company’s gross unrecognized tax benefits as of June 30, 2013, if any, will be reflected in discontinued operations since the amounts relate to foreign withholding tax on prior revenues relating to the product operations.

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

(15)—Subsequent Events

On June 28, 2013, the Company announced the filing of a registration statement on Form S-3 with the SEC for the Rights Offering to stockholders of 7,530,120 shares of the Company’s common stock, par value $0.001, for $1.66 per share. The registration statement became effective on August 15, 2013 with the Rights Offering effective on August 19, 2013 and closing September 9, 2013. The Rights Offering is fully backstopped by Indaba Capital. Refer to Financing Agreements in Note 3 for additional details on the Backstop Purchase Agreement.

Exhibit Index

Exhibit Number		Description
2.2		Asset Purchase and Sale Agreement, dated April 15, 2012 between Unwired Planet, Inc. (as successor in interest to Openwave Systems Inc., the “Company”) and OM1, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2012 (Commission No. 001-16703)).

3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

3.2		Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

3.3		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011 (Commission No. 001-16703)).

3.4		Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Company. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

3.5		Amendments to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2013 (Commission No. 001-16073)).

4.1		Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2003 (Commission No. 001-16703)).

4.2		Tax Benefits Preservation Agreement, dated as of January 28, 2012, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 30, 2012 (Commission No. 001-16703)).

4.3		Exemption Agreement dated April 9, 2012, between the Company and Quantum Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012 (Commission No. 001-16073)).

4.4		Indenture by and between the Company and the Wells Fargo Bank, National Association, as trustee, dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013 (Commission No. 001-16073)).

4.5		Form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013 (Commission No. 001-16073)).

10.1		Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000 (Commission No. 001-16703)).

10.2	*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001 (Commission No. 001-16703)).

10.3	*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2001 (Commission No. 001-16703)).

Exhibit Number		Description
10.4	*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on February 14, 2007 (Commission No. 001-16703)).

10.5	*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2002 (Commission No. 001-16703)).

10.6	*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2004 (Commission No. 001-16703)).

10.7	*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2004 (Commission No. 001-16703)).

10.8	*	Openwave Systems Inc. Amended and Restated Executive Severance Benefit Policy, amended effective September 15, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.9	*	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2008 (Commission No. 001-16703)).

10.10	*	Form of Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.11	*	Form of Change of Control Severance Agreement for the Holding Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.12	*	Form of Change of Control Severance Agreement for the Messaging Business Unit (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.13	*	Form of Change of Control Severance Agreement for the Mediation Business Unit (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.14	*	First Amendment to Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012 (Commission No. 001-16703)).

10.15	*	Openwave Systems Inc. Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 11, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.16		Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.17	*	Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective December 3, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 001-16703)).

Exhibit Number		Description
10.18	*	Form of Notice of Stock Option Grant and Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on with the Securities and Exchange Commission on December 4, 2009 (Commission No. 001-16703))

10.19	*	Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 001-16703)).

10.20		Loan and Security Agreement dated as of January 23, 2009, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2009 (Commission No. 001-16703)).

10.21		Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2010 (Commission No. 001-16703)).

10.22		Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2010 (Commission No. 001-16703)).

10.23		Amendment No. 3 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (Commission No. 001-16703)).

10.24		Amendment No. 4 to Loan and Security Agreement and Limited Waiver between the Company and Silicon Valley Bank dated April 26, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2011 (Commission No. 001-16703)).

10.25		Amendment No. 5 to Loan and Security Agreement between the Company and Silicon Valley Bank dated September 6, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.26		Amendment No. 6 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 23, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2012 (Commission No. 001-16703)).

10.27		Amendment No. 7 to Loan and Security Agreement between the Company and Silicon Valley Bank dated February 24, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

10.28		Amendment No. 8 to Loan and Security Agreement between the Company and Silicon Valley Bank dated March 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

10.29		Amendment No. 9 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 16, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

Exhibit Number		Description
10.30		Amendment No. 10 to Loan and Security Agreement between the Company and Silicon Valley Bank dated May 4, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 (Commission No. 001-16703)).

10.31		Limited Waiver to Loan and Security Agreement dated February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2011).

10.32	*	Employment Offer Letter between the Company and Anne Brennan dated March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (Commission No. 001-16703)).

10.33	*	Employment Offer Letter between the Company and Kenneth D. Denman dated October 28, 2008 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

10.34	*	Employment Offer Letter between the Company and John Giere dated June 16, 2009 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2010 (Commission No. 001-16703)).

10.35	*	Openwave Systems Inc. Amended and Restated Fiscal Year (FY) 2012 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.36	*	Separation Letter Agreement between the Company and Kenneth D. Denman dated September 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.37	*	Employment Offer Letter between the Company and Michael C. Mulica dated October 3, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2011 (Commission No. 001-16703)).

10.38	*	Form of Letter Agreement with Directors Resigning from the Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2012 (Commission No. 001-16703)).

10.39	*	Employment Agreement between the Company and Timothy M. Robbins dated June 11, 2012 effective December 2011 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2012 (Commission No. 001-16703)).

10.40	*	Employment Agreement between the Company and Daniel Mendez dated June 11, 2012 effective December 2011(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2012 (Commission No. 001-16703)).

10.41	*	Employment Offer Letter by and between the Company and Eric Vetter, dated November 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2012 (Commission No. 001-16073)).

10.42	*	Change of Control Severance Agreement by and between the Company and Eric Vetter, effective November 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2012 (Commission No. 001-16073)).

10.43	*	Release of Claims by and between the Company and Anne Brennan, dated November 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012 (Commission No. 001-16073)).

10.44	*	Form of Employment Agreement between the Company and each of Daniel Mendez and Timothy Robbins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2013 (Commission No. 001-16073)).

Exhibit Number		Description

10.45	*	Form of RSU Award for each of Daniel Mendez and Timothy Robbins (incorporated by reference to Exhibit A to the Form of Employment Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2013 (Commission No. 001-16073)).

10.46		Master Sale Agreement, by and among Telefonaktiebolaget L M Ericsson (publ), Cluster LLC, the Company, Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC and Unwired Planet, LLC, dated as of January 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 14, 2013 (Commission No. 001-16073)).

10.47	*	Separation Agreement by and between the Company and Michael Mulica, dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013 (Commission No. 001-16073)).

10.48	*	RSU Award Agreement by and between the Company and Michael Mulica, effective as of February 14, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013 (Commission No. 001-16073)).

10.49	*	Form of Indemnification Agreement for Officers by and between the Company and each of Eric Vetter, Timothy Robbins and Daniel Mendez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2013 (Commission No. 001-16073)).

10.50		Securities Purchase Agreement by and between the Company and Indaba, dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013 (Commission No. 001-16073)).

10.51		Note Purchase Agreement by and between the Company and Indaba, dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013 (Commission No. 001-16073)).

10.52		Purchase Agreement by and between the Company and Indaba, dated June 28, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013 (Commission No. 001-16073)).

10.53		Registration Rights Agreement by and between the Company and Indaba, dated June 28, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013 (Commission No. 001-16073)).

21.1		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.