Form 10-Q
period 2013-09-30
UNWIRED PLANET, INC.
filed 2013-11-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013 there were 109,149,380 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	September 30,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,625	$47,613
Short-term investments	39,532	10,793
Restricted cash and investments	—	17,251
Accounts receivable	—	88
Prepaid and other current assets	490	420

Total current assets	49,647	76,165
Property and equipment, net of accumulated depreciation of $116 and $93	240	212
Long-term investments	31,814	—
Deposits and other assets	1,854	1,861

Total assets	$83,555	$78,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,354	$2,317
Accrued liabilities	2,130	2,817
Accrued legal expense	2,802	3,686
Accrued compensation	860	1,057
Accrued restructuring costs	544	594

Total current liabilities	9,690	10,471
Accrued restructuring costs, net of current portion	138	259
Long-term note payable	22,952	22,096
Other long term liabilities	1,478	1,485

Total liabilities	34,258	34,311

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 108,305 and 100,281 issued; and 107,971 and 99,988 outstanding at September 30, 2013 and June 30, 2013, respectively	108	100
Treasury stock, at cost; 334 and 293 shares at September 30, 2013 and June 30, 2013, respectively	(645)	(575)
Additional paid-in capital	3,237,397	3,224,769
Accumulated other comprehensive income (loss)	(8)	2
Accumulated deficit	(3,187,555)	(3,180,369)

Total stockholders’ equity	49,297	43,927

Total liabilities and stockholders’ equity	$83,555	$78,238

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended September 30,	Three Months Ended September 30,
	2013	2012
Revenue:
License fees	$—	$3
Fee share	—	—

Net revenue	—	3
Operating costs and expenses:
Sales and marketing expense	—	78
Patent licensing expenses	4,803	5,559
General and administrative	1,784	3,791
Restructuring and other related costs	—	457

Total operating costs and expenses	6,587	9,885

Operating loss	(6,587)	(9,882)
Interest income	43	78
Interest expense	(883)	(3)
Other income (expense), net	354	(25)

Net loss from continuing operations	(7,073)	(9,832)
Discontinued operations:
Loss on sale of discontinued operations	—	(750)
Discontinued operations, net of tax	(113)	(4,528)

Loss from discontinued operations	(113)	(5,278)

Net loss	$(7,186)	$(15,110)

Basic and diluted net loss per share from:
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	(0.00)	(0.06)

Net loss per share basic and diluted	$(0.07)	$(0.17)

Weighted average shares outstanding – basic and diluted	102,144	89,971

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2013	2012
Net loss	$(7,186)	$(15,110)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(22)	38
Foreign currency translation adjustment	12	—

Total other comprehensive income (loss)	(10)	38

Comprehensive loss	$(7,196)	$(15,072)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,186)	$(15,110)
Loss on sale of discontinued operations	—	750
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23	144
Stock-based compensation	445	509
Non-cash restructuring charges	6	100
Amortization of premiums/discounts on investments, net	16	300
Gain on change in fair value of consultant incentive award obligation	(409)	—
Realized loss on sale of investments	115	—
In-kind interest payments on note payable	796	—
Amortization of debt discounts and issuance costs	87	—
Changes in operating assets and liabilities:
Accounts receivable	88	—
Prepaid assets, deposits, and other assets	(90)	1,193
Accounts payable	(52)	2,536
Accrued liabilities	(412)	(1,559)
Accrued restructuring costs	(176)	(3,697)
Restricted cash	17,251	—

Net cash provided by (used in) operating activities	10,502	(14,834)

Cash flows from investing activities:
Purchases of property and equipment	(50)	—
Payments to vendors related to the sale of discontinued operations	—	(1,893)
Purchases of short-term investments	(29,854)	(4,361)
Proceeds from sales and maturities of investments	7,643	12,195
Purchases of long-term investments	(38,482)	(948)

Net cash provided by (used in) investing activities	(60,743)	4,993

Cash flows from financing activities:
Proceeds from rights offering issuance of common stock	12,500	—
Proceeds from issuance of common stock	107	1,271
Registered direct offering costs	(284)	—
Purchase of treasury stock	(70)	—

Net cash provided by financing activities	12,253	1,271

Net decrease in cash and cash equivalents	(37,988)	(8,570)
Cash and cash equivalents at beginning of period	47,613	39,709

Cash and cash equivalents at end of period	$9,625	$31,139

Non-cash investing and financing activities:
Financing agreements issue costs
Unpaid debt and equity issue costs	$1,378	$—
Financial consultant stock compensation	1,175	—

Total financing agreements issue costs	$2,553	$—

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(1)	Summary of Significant Accounting Policies

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with approximately 2,450 mobile technology patents and patent applications. Our patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, location based services, signal processing, network protocols, radio resource management, voice/text applications, mobility management, mobile payment, software, hardware, and antennas.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2013 and June 30, 2013, and the results of its operations and cash flows for the three months ended September 30, 2013 and 2012. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Contingent Legal Expenses

The Company retains the services of law firms that specialize in intellectual property licensing, enforcement, and patent law. These law firms are retained on an hourly fee, contingent fee, or blended fee basis. In a contingency fee arrangement, law firms are paid a scaled percentage of any negotiated license fees, settlements or judgments awarded. Contingent legal fees are expensed in the condensed consolidated statements of operations in the period it is probable the fees are due and the fees can be reasonably estimated. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement which are expensed as incurred. Legal fees that are required to be paid regardless of whether license recoveries are obtained are expensed as incurred. Legal fees and related costs are recorded in patent licensing expenses in the accompanying condensed consolidated statements of operations.

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

During the three months ended September 30, 2013, approximately $17.3 million of restricted cash was related to the lease on the Company’s prior headquarters, which expired in April 2013 and the related restriction was removed in July 2013. The Company considered this change in restricted cash as an operating activity in the accompanying condensed consolidated statements of cash flows due to the nature of the restricted cash. As of September 30, 2013, the Company had restricted cash deposits of $0.5 million included in deposits and other assets on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: This ASU was issued to address concerns raised in the initial issuance of ASU 2011-05, Presentation of Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement. With the issuance of ASU 2013-02, entities are now required to disclose:

For items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The Company adopted the new guidance on July 1, 2013. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company adopted the new guidance on July 1, 2013. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

There were no other recently issued accounting pronouncements expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)	Stockholders’ Equity

Common Stock

As of September 30, 2013, the Company had 108,305,414 shares of common stock issued and 107,971,521 shares of common stock outstanding.

In September 2013, the Company issued 7,530,120 shares of common stock at a price of $1.66 per share. As a result of the offering, the Company received gross proceeds of $12.5 million. As part of the offering, the Company issued 225,904 shares of common stock to Indaba Capital Fund, L.P. for their Backstop Purchase commitment fee recognized in fiscal 2013; incurred obligations to issue a third party consultant approximately 137,363 shares of common stock for total consideration of $250,000; and incurred additional unpaid offering costs of $0.4 million. As of September 30, 2013, the Company had unpaid debt and equity offering costs of approximately $2.6 million, of which $1.2 million is expected to be settled via the issuance of shares of common stock during the second quarter of fiscal 2014.

During the three months ended September 30, 2013, the Company issued 68,400 shares of common stock for the exercise of stock options and received cash proceeds of $0.1 million.

During the quarter ended September 30, 2013, the Company issued 204,093 shares of common stock for vested restricted stock grants at par value.

During the quarter ended September 30, 2013, the Company repurchased 40,580 shares of common stock at a cost of $0.1 million included in treasury stock.

Employee and Director Stock Compensation

During the quarters ended September 30, 2013 and 2012, the Company recognized stock based compensation for employees and directors of $0.3 million and $0.5 million, respectively.

Options

The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following table illustrates the assumptions used in estimating the fair value of the options granted during the quarter ended September 30, 2013:

Expected volatility	64.6%
Expected dividends	—
Expected term (in years)	2.89 –3.04
Risk-free rate	0.6%

A summary of option activity, including discontinued operations from July 1, 2013 to September 30, 2013 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2013	5,855	$2.03
Options and Awards granted	85	2.12
Exercised	(68)	1.57
Forfeited, canceled or expired	(203)	2.76

Outstanding at September 30, 2013	5,669	$2.01	2.18	$684

Vested and expected to vest at September 30, 2013	5,422	$2.03	1.86	$629

Exercisable at September 30, 2013	4,673	$2.08	0.66	$463

The estimated grant date fair value of options granted during the three months ended September, 2013 and 2012 were $0.1 million and $0, respectively.

Restricted Stock Awards and Units

A summary of the activity of the Company’s restricted stock awards, including discontinued operations, from July 1, 2013 to September 30, 2013 is presented below (in thousands except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 1, 2013	106	$1.61
Vested	(42)	1.68

Nonvested at September 30, 2013	64	$1.56

A summary of the activity of the Company’s restricted stock units from July 1, 2013 to September 30, 2013 is presented below (in thousands except per share amounts):

Restricted Stock Units	Market Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2013	1,557	$1.40
Granted	17	2.02
Vested	(204)	1.89

Outstanding at September 30, 2013	1,370	$1.34

As of September 30, 2013, there was $2.6 million of total unrecognized compensation cost related to all unvested share awards and options.

Consultant Stock Compensation

From time to time the Company issues equity and equity-linked awards to consultants for services. During the quarters ended September 30, 2013 and 2012, the Company recognized $0.1 million and $0, respectively, associated with awards classified as equity. The Company recognized a gain of $0.4 million and $0, respectively, for the quarters ended September 30, 2013 and 2012 for the change in the fair value of liability classified stock awards (“Incentive Fee”). As of September 30, 2013, the fair value of the Incentive Fee awards was estimated at $0.5 million.

The assumptions used to estimate the fair value of the Incentive Fee for the three months ended September 30, 2013 using a Monte-Carlo simulation model are as follows:

Three Months Ended September 30,
2013
Expected volatility	61.2%
Expected dividends	None
Risk-free interest rate	0.18%

(3)	Financing Agreements

During the fiscal year ended June 30, 2013, the Company entered into financing agreements including a Note Purchase Agreement, a Securities Purchase Agreement and a Backstop Purchase Agreement (collectively “Transactions” or “Financing Agreements”) with Indaba Capital Fund LP (“Indaba”). As of June 30, 2013, the Company estimated the total fair value of the Financing Agreements to be $36.8 million.

Of the total value, approximately $22.1 million was allocated to the Senior Secured Notes (“Notes”) bearing an initial interest rate of 12.875% per annum and maturing in June 2018. For the first two years, the Company is required to make quarterly “in-kind” interest payments via the issuance of additional notes at an effective interest rate of 17.2%. During the quarter ended September 30, 2013, the Company recognized interest expense of $0.8 million associated with the in-kind payment. Additionally, the Company recognized $0.1 million in interest expense associated with the discount accretion for the quarter ended September 30, 2013. As of September 30, 2013, the Notes principle balance was $25.8 million, inclusive of in-kind interest payments. At September 30, 2013, the Notes had a remaining unamortized discount of $2.8 million.

During the quarter ended September 30, 2013, the Company issued Indaba a total of 2,481,365 shares of common stock in accordance with their Backstop Purchase Agreement. Of these shares, 225,904 and 2,255,461 were issued in consideration of the backstop fee and backstop commitment with an initial allocated fair value of $1.3 million and the remaining shares issued for $3.7 million in cash proceeds. Upon the closing of the rights offering on September 13, 2013, the Company and Indaba completed their commitments under the Securities and Backstop Purchase Agreements.

As of September 30, 2013, the Company was in compliance with its debt covenants.

(4)	Net Loss Per Share

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss from continuing operations per share computation. The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Effect of potential common stock:
Unvested common stock subject to repurchase	71	175
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations, prior to applying the treasury method	3,577	1,943
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the quarter	2,281	4,599
Market based issuable shares to consultants were excluded from the computation of dilutive shares outstanding because the conditions for the share issuance had not been achieved and the Company did not report net income	1,200	—

	7,129	6,717

(5)	Restructuring and Other Related Costs

The Company underwent significant restructuring in prior periods through its fiscal year ended June 30, 3013. During the quarter ended September 30, 2013, the Company reduced its accrued costs associated with restructuring by $0.2 million, of which $0.1 million is classified as non-current.

(6)	Financial Instruments

(a)	Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables show the Company’s available-for-sale investments at September 30, 2013 (in thousands):

	Expected maturity for the year ending June 30,		Amortized Cost	Fair Value
	2014	2015	September 30, 2013	September 30, 2013
U.S. Government Agencies	$27,440	$39,076	$66,516	$66,515
Certificates of Deposit	2,090	2,748	4,838	4,831

	$29,530	$41,824	$71,354	$71,346

At September 30, 2013, the Company recognized unrealized losses on its available for sale securities of $8,000. During the quarter ended September 30, 2013, the Company realized a loss of $0.1 million on the sale and maturity of its investments.

At June 30, 2013, the Company held the following investments (in thousands):

	Amortized cost	Estimated fair value
U.S. Government Agencies	$2,978	$2,980
Certificates of Deposit	2,005	2,005
Corporate Bonds	5,808	5,808

	$10,791	$10,793

(b)	Fair Value Measurement

The FASB has established a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The carrying value of the Company’s cash and cash equivalents and investments approximates their fair value and is based on Level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on Level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2013.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair value of securities as of September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents (1)	$8,182	$—	$—	$8,182
U.S. Government Agencies	66,515	—	—	66,515
Certificates of Deposit	4,831	—	—	4,831

Total Assets	$79,528	$—	$—	$79,528

Liabilities
Market Condition Consultant: Stock	$—	$495	$—	$495

Total Liabilities	$—	$495	$—	$495

Fair value of securities as of June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents (1)	$9,121	$—	$—	$9,121
Certificates of Deposit	2,005	—	—	2,005
Corporate Bonds	5,808	—	—	5,808
U.S. Government Agencies	2,980	—	—	2,980

Total Assets	$19,914	$—	$—	$19,914

Liabilities
Market Condition Consultant: Stock	$—	$904	$—	$904

Total Liabilities	$—	$904	$—	$904

(1)	Reflects money market and government agency instruments considered to be cash equivalents.

(7)	Commitments and Contingencies

Litigation

(a)	Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

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

(b)	Unwired Planet LLC v. Apple Inc. (“Apple”) & Unwired Planet LLC v. Google, Inc. (“Google”)

On September 20, 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Apple with infringing 10 of its patents. The case charges infringement of 10 patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. On August 30, 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California.

(c)	Unwired Planet LLC v. Google, Inc. (“Google”)

On September 20, 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Google with infringing 10 patents. The case charges infringement of 10 patents related to cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising.

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

Ericsson Master Sales Agreement

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware, and antennas and were purchased subject to existing encumbrances. The Company is not entitled to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and an amount equal to a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”). The payments Ericsson will receive from the derived value of the patent portfolio are computed on a tiered basis. Specifically, Ericsson will receive an amount equal to 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share has no termination date.

The Company has recognized cumulative revenues of $106,000 and incurred a cumulative fee share of $21,000 from inception of the Master Sales Agreement through September 30, 2013. The Company did not recognize any revenues nor incur any fee share for the three months ended September 30, 2013.

Contingent Legal Expenses

In September 2013, the Company entered into blended fee arrangement with its lead patent infringement counsel for a period of five years. The agreement calls for monthly cash payments of $0.5 million for a period of twenty-four (24) months retroactively commencing on July 1, 2013 and a sliding scale percentage of any negotiated license fees, settlements or judgments awarded, if any, from the three defendants covered up to a maximum of $70 million. During the three months ended September 30, 2013, the Company recognized $1.3 million in legal expenses related to this agreement included in patent licensing expenses in the accompanying condensed consolidated statements of operations.

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

As of September 30, 2013, nothing has been accrued for indemnifications.

(8)	Subsequent Event

On October 21, 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada against Square, Inc. alleging Square, Inc. has infringed three of the Company’s patents related to location based services and mobile payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events, results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our technology, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. The occurrence of the events described above or below could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and additional risk factors disclosed in Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

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

Our strategy ranges from direct licensing or sale of our patents, to litigation, joint ventures, and partnering with one or more intellectual property specialists. We intend to generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure or hardware and/or develop mobile communications products. Our goal is to continue to create additional licensing opportunities.

Critical Accounting Policies and Judgments

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 other than how the Company accounts for contingent legal expenses as described in Note (1) Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements – Unaudited in Part 1. Financial Statements of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues

We generate revenue primarily from licensing our intellectual property.

We did not recognize any license fee revenue during the three months ended September 30, 2013. During the three months ended September 30, 2012, our license fee revenue was from one customer, Mobixell Networks. Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved.

Operating Expenses

The following table represents operating expenses for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	September 30,		Percent
	2013	2012	Change
Operating expenses:
Sales and marketing expense	$—	$78	(100)%
Patent licensing expenses	4,803	5,559	(14)%
General and administrative	1,784	3,791	(53)%
Restructuring and other related costs	—	457	(100)%

Total Operating Expenses	$6,587	$9,885	(33)%

Sales and marketing expense

Sales and marketing expenses include costs related to public relations, advertising, promotional materials and other market development programs. During the three months ended September 30, 2013, the Company did not incur any expenses related to sales and marketing and the amount incurred in the prior comparable period was immaterial. Based on our core intellectual property licensing business, we do not expect to incur material sales and marketing expenses for at least the next twelve months.

Patent licensing expenses

Patent licensing expenses include legal and consulting costs related to licensing, maintaining, and defending or asserting our patents, as well as salary and benefit expenses and travel expenses for our employees engaged in these activities on a full-time basis. We are in a reactive business and some of our licensing expenses are related to the actions taken by defendant companies. Since our strategy focuses on licensing of our patents, we incur significant costs defending our patents and litigating what we believe to be infringements.

During the three months ended September 30, 2013, patent licensing expenses decreased $0.8 million compared to the corresponding period in the prior year. This decrease primarily results from one of our cases being in the trial phase in the first quarter of fiscal 2013 with higher associated legal fees compared to none being in this phase during the current period. We expect that our patent licensing expenses will fluctuate in the future depending on the status of the cases that we are pursuing.

General and Administrative Expenses

General and administrative expenses consist principally of salary and benefit expenses, travel expenses, and facility costs for our finance, legal, information services, and executive personnel. General and administrative expenses also include outside accounting and corporate legal fees, public company costs, and expenses associated with the board of directors.

During the three months ended September 30, 2013, general and administrative expenses decreased $2.0 million compared with the corresponding period in the prior year. The decrease was primarily due to our decrease in headcount and the associated reduction in our facilities costs and other operating overhead. Specifically, accounting and other legal fees decreased $1.0 million and payroll and related costs declined $0.8 million (inclusive of stock based compensation of $0.3 million). We expect our general and administrative expenses to remain at approximately the same level each quarter during fiscal 2014.

Restructuring and Other Related Costs

Since we completed our restructuring efforts during the fiscal year ended June 30, 2013, we did not incur any restructuring and other related costs for the three months ended September 30, 2013. The prior period’s restructuring expense primarily consisted of a $0.3 million charge related to estimated severance as a result of the relocation of the Company’s headquarters to Reno, Nevada.

Interest Income

Interest income was $43,000 and $78,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease results from our increased investment in government issued instruments and certificates of deposit, which generally bear lower interest rates than corporate bonds, which were held during the prior period.

Interest Expense

During the three months ended September 30, 2013, interest expense increased $0.9 million from $3,000 in the corresponding period in the prior year. The increase was the result of making our “in-kind” interest payment and the accretion and amortization of debt discounts and deferred issue costs on our Senior Secured Notes issued in late fiscal 2013.

Other Income (Expense), net

During the three months ended September 30, 2013, we recognized $0.4 million of net other income consisting of realized losses on investments of $115,000; $60,000 of gains on foreign currency translation; and a gain of $409,000 associated with the change in the fair value of liability classified consultant stock compensation. The increase from the comparable period in the prior year was primarily associated with the reduction in the fair value of our consultant stock compensation obligation.

Net Loss from Continuing Operations

For the reasons described above, we reported a net loss from continuing operations of $7.1 million and $9.8 million for the three months ended September 30, 2013 and 2012, respectively.

Discontinued Operations

We incurred costs of $0.1 million during the quarter ended September 30, 2013 associated with finalizing the elimination of our non-core business. We expect to complete this prior to the end of fiscal 2014.

Net Loss

For the reasons described above, we reported a net loss of $7.2 million and $15.1 million for the three months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of September 30, 2013, our working capital was approximately $40 million, a decrease of approximately $25.7 million or 39% from June 30, 2013. This decrease is primarily the result of purchasing long-term investments with the proceeds received from our recently completed debt and equity offerings. We expect our total cash and investments of $81 million as of September 30, 2013 to be sufficient to meet our operating needs for at least the next twelve months.

The following table presents our cash flows for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Cash provided by (used in) operating activities	$10,502	$(14,834)
Cash provided by (used in) investing activities	$(60,743)	$4,993
Cash provided by financing activities	$12,253	$1,271

We have obtained a majority of our cash and investments through the recent completion of our debt and equity offering resulting in net proceeds of approximately $49.4 million of which $36.9 million were received at the end of fiscal 2013. In addition, approximately $17.3 million of restricted cash was released during the first quarter of fiscal 2014 upon the termination of a credit facility with Silicon Valley Bank.

Cash provided by (used in) operating activities

Cash provided by operating activities during the three months ended September 30, 2013 was $10.5 million compared to cash used in operating activities of $14.8 during the same period of 2012. The $25.3 million increase in cash provided by operations was primarily attributable to the following:

•	In July 2013 a restriction on a $17.3 million cash collateral account for a letter of credit relating to a lease on the Company’s former headquarters was removed and the cash collateral was returned to the Company. There was no comparable transaction in the same period of 2012. The effect of these transactions was an increase in cash provided by operating activities of $17.3 million.

•	The Company reported a $7.2 million net loss for the three months ended September 30, 2013 compared to $15.1 million net loss in the prior comparable period. The above decrease in the net loss resulted in a $7.9 million increase in cash provided by operating activities for the reasons discussed above in Results of Operations.

Cash provided by (used in) investing activities

Cash used in investing activities during the three months ended September 30, 2013 was $60.7 million compared to cash provided by investing activities of $5.0 million during the same period of 2012. The $65.7 million increase in cash used in investing activities was largely due to the purchase of approximately $68.3 million of government instruments and certificates of deposit and receipt of $7.6 million of proceeds from the sale and maturity of previously held available for sale securities for the three months ended September 30, 2013 compared to the purchase of $5.3 million of short-term investments and the receipt of $12.2 million of maturities or sales of short-term investments in the same period of 2012. The effect of these purchase and maturity or sales of short-term investments resulted in an increase in cash used in investing activities of $67.6 million.

Unless we generate cash from operations or financing activities, we do not intend to make additional material investments for the remainder of fiscal 2014.

Cash flows provided by financing activities

Cash provided by financing activities during the three months ended September 30, 2013 was $12.3 million compared to $1.3 million in the same period of 2012. The $11 million increase in cash provided by financing activities is primarily attributable to the following:

•	The Company received net proceeds of $12.2 million from our rights offering in September 2013. There was no rights offering in the same period of 2012, which resulted in a $12.2 million increase in cash provided by financing activities.

•	The Company received $0.1 million from the exercise of stock options in the three months ended September 30, 2013 compared to the receipt of $1.3 million in the same period of 2012, which resulted in a $1.2 million decrease in cash provided by financing activities.

While we believe that our current working capital and anticipated cash flows from operations, as well as proceeds from our financing activities, and the release of the restricted cash will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of our common stock and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We also may pursue contingency arrangements related to our legal cases and/or alternative financing contracts to increase our available cash and fund our patent licensing expenses.

There can be no assurance that we will be able to raise additional capital in amounts sufficient to meet our requirements, if at all. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned intellectual property initiatives, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash and investment portfolio in a manner designed to facilitate adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any, for the next twelve months.

Long-Term Debt Obligations and Commitments

As of September 30, 2013, our principal long-term debt obligation consisted of Senior Secured Notes (“Notes”) in the amount of $25 million due in June 2018 with an effective interest rate of 17.2%. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance or June 2015, we will make interest only quarterly “in-kind” payments. Beginning in the third year after the date of issuance, the Company will make quarterly cash interest only payments at a nominal rate of 12.5% per annum.

The Company may redeem some or all of the Notes on or after June 28, 2014 with the net cash proceeds from the sale, lease, conveyance, transfer or other disposition of its patents at a redemption price equal to 115% plus accrued and unpaid interest. In addition, the Company may redeem some or all of the Notes at any time on or after June 28, 2015 at a redemption price initially equal to 110% and declining over time, in each case, plus accrued and unpaid interest. As of the date of this report, we believe we are in compliance with our debt covenants.

On September 23, 2013, the Company entered into a Retention Agreement with a third party Law Firm (the “Law Firm”), providing for legal services on a partial contingency and partial flat fee basis (“Agreement”). The Agreement provides that the Law Firm will be the Company’s legal counsel in connection with the Company’s patent infringement litigation matters with Google, Inc., Apple, Inc. and Research in Motion Ltd. (the “Patent Enforcement Matters”).

Under the Agreement, effective as of July 1, 2013, the Company will pay the Law Firm a flat fee of $0.5 million per month for 24 months (the “24-Month Period”). In addition, in the event of resolution of any of the Patent Enforcement Matters prior to the conclusion of the 24-Month Period, the flat monthly fee is subject to certain downward adjustments.

In addition to the flat monthly fee, the Company will pay the Law Firm a contingency fee based on a sliding scale percentage of any negotiated fees, settlements or judgments awarded, if any, up to a maximum of $70 million. The total term of the agreement is five years and may be extended for certain conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President/CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on their evaluation, our President/CFO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President/CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officer and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

As previously disclosed, we had a material weakness in internal control over financial reporting as a result of not having adequate personnel with sufficient experience in financial reporting. As part of an ongoing remediation process, improvements have been achieved through enhanced review of financial reporting resources and training of personnel. However, the process of improvement and remediation has not been completed as of September 30, 2013.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See discussion of Litigation in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, which disclosure is incorporated by reference herein. These matters were also discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 1A. Risk Factors

Except as provided below, there have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Our fee arrangement with patent enforcement legal counsel subjects us to certain risks and substantial fees and could limit our net proceeds derived from any successful patent enforcement actions.

Our agreement for legal services and partial contingent fee arrangement with McKool Smith, P.C. (“McKool”) provides that McKool is our legal counsel in connection with our patent infringement litigation matters with Google, Inc., Apple, Inc. and Research in Motion Ltd. (the “Patent Enforcement Matters”). Effective as of July 1, 2013, we will pay McKool a flat fee of $500,000 per month for 24 months, at which time no additional monthly flat fee will be owing pursuant to the agreement with McKool. In addition to the flat monthly fee, we will pay McKool a contingency fee in an amount equal to between 10% and 30% of net proceeds (after deducting expenses and any payments due under our revenue sharing arrangement with Ericsson) derived from any license, settlement, or agreement entered into with any defendant involved in the Patent Enforcement Matters, depending on the net proceeds derived from such matters; provided however, that in no event shall such contingency fees exceed $70,000,000 and such amounts may be further reduced in the event of early settlement of any of the Patent Enforcement Matters. We will also be responsible for the current payment of expenses incurred in connection with the Patent Enforcement Matters. We are not in control of the timing, costs and fees associated with the Patent Enforcement Matters, which could be substantial and we could be required to pay substantial litigation support costs without any recovery. Costs and fees paid by McKool could also limit our share of proceeds, if any, from future patent enforcement actions. Furthermore, there can be no assurance that McKool will diligently and timely pursue patent enforcement actions on our behalf.

We have concluded that a material weakness in our internal control over financial reporting exists as a result of not having adequate personnel with sufficient experience in financial reporting.

As part of its assessment, management concluded that, as of June 30, 2013, a material weakness in internal control over financial reporting exists as a result of not having adequate personnel with sufficient experience in financial reporting. We have adopted certain remedial measures to address this weakness, but as of September 30, 2013, we have been unable to demonstrate that the remedial measures are operating effectively. Through enhanced review of financial reporting resources and training of personnel, we believe we will adequately remediate this material weakness. However, even with these remedial measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2013 that have not been previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits, which follows the signature page of this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2013

Unwired Planet, Inc.

By:	/s/ EricVetter
Eric Vetter
Chief Financial Officer and President

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Retention Agreement by and between the Company and McKool Smith, P.C. dated September 23, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2013 (Commission No. 001-16073)).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.