Form 10-Q
period 2013-12-31
UNWIRED PLANET, INC.
filed 2014-02-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 4, 2014 there were 109,767,378 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,063	$47,613
Short-term investments	40,038	10,793
Restricted cash and investments	—	17,251
Accounts receivable	—	88
Prepaid and other current assets	588	420

Total current assets	51,689	76,165
Property and equipment, net of accumulated depreciation of $139 and $93	216	212
Long-term investments	21,831	—
Debt issue costs and other assets	1,876	1,861

Total assets	$75,612	$78,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724	$2,317
Accrued liabilities	1,119	2,817
Accrued legal expense	4,018	3,686
Accrued compensation	716	1,057
Accrued restructuring costs	514	594

Total current liabilities	7,091	10,471
Accrued restructuring costs, net of current portion	—	259
Long-term note payable	23,831	22,096
Other long-term liabilities	930	1,485

Total liabilities	31,852	34,311

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 109,934 and 100,281 issued; and 109,560 and 99,988 outstanding at December 31, 2013 and June 30, 2013, respectively	109	100
Treasury stock, at cost; 374 and 293 shares at December 31, 2013 and June 30, 2013, respectively	(702)	(575)
Additional paid-in-capital	3,239,201	3,224,769
Accumulated other comprehensive income	—	2
Accumulated deficit	(3,194,848)	(3,180,369)

Total stockholders’ equity	43,760	43,927

Total liabilities and stockholders’ equity	$75,612	$78,238

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
License fees	$—	$3	$—	$6
Fee Share	—	—	—	—

Net revenue	—	3	—	6

Operating costs and expenses:
Sales and marketing expense	—	—	—	78
Patent licensing expenses	5,743	3,156	10,546	8,715
General and administrative	1,359	4,350	3,143	8,141
Restructuring and other related costs	—	1,349	—	1,806

Total operating costs and expenses	7,102	8,855	13,689	18,740

Operating loss from continuing operations	(7,102)	(8,852)	(13,689)	(18,734)
Interest income	27	57	70	135
Interest expense	(899)	—	(1,782)	(3)
Other income (expense), net	449	(18)	803	(43)

Loss from continuing operations	(7,525)	(8,813)	(14,598)	(18,645)

Discontinued operations:
Loss on sale of discontinued operations	—	—	—	(750)
Discontinued operations, net of tax	232	(2,797)	119	(7,325)

Income (loss) from discontinued operations	232	(2,797)	119	(8,075)

Net loss	$(7,293)	$(11,610)	$(14,479)	$(26,720)

Basic and diluted net loss per share from:
Continuing operations	$(0.07)	$(0.10)	$(0.14)	$(0.21)
Discontinued operations	—	(0.03)	—	(0.09)

Net loss	$(0.07)	$(0.13)	$(0.14)	$(0.30)

Weighted average shares outstanding
basic and diluted	109,141	90,323	105,631	90,147

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net loss	$(7,293)	$(11,610)	$(14,479)	$(26,720)
Other comprehensive income (loss)
Change in unrealized gain (loss) on marketable securities	17	(55)	(5)	(17)
Foreign currency translation adjustment	(9)	—	3	—

	8	(55)	(2)	(17)

Comprehensive loss	$(7,285)	$(11,665)	$(14,481)	$(26,737)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(14,479)	$(26,720)
Loss on sale of discontinued operations	—	750
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47	243
Stock-based compensation	910	1,296
Non-cash restructuring charges	2	397
Amortization of premiums/discounts on investments, net	69	537
Realized loss on sale of investments	81	—
Gain on change in fair value of consultant incentive award obligation	(795)	—
In kind interest payments on note payable	1,627	—
Amortization debt discount and issuance costs	155	—
Changes in operating assets and liabilities:
Accounts receivable	88	—
Prepaid assets, deposits, and other assets	(231)	2,408
Accounts payable	(1,593)	667
Accrued liabilities	(417)	(2,690)
Accrued restructuring costs	(341)	(6,285)
Restricted Cash	17,251	(675)

Net cash provided by (used in) operating activities	2,374	(30,072)

Cash flows from investing activities:
Proceeds from sale (purchases) of property and equipment	(51)	74
Payments to vendors related to the sale of discontinued operation	—	(1,893)
Purchases of short-term investments	(29,851)	(10,014)
Proceeds from sales and maturities of investments	17,107	26,476
Purchases of long-term investments	(38,482)	(948)
Proceeds from sales and maturities of long-term investments	—	5

Net cash provided by (used in) investing activities	(51,277)	13,700

Cash flows from financing activities:
Proceeds from rights offering issuance of common stock	12,500	—
Proceeds from exercise of stock options	1,446	1,272
Payment of debt and equity issuance costs	(1,467)	—
Purchase of treasury stock	(126)	—
Employee stock purchase plan	—	6

Net cash provided by financing activities	12,353	1,278

Net decrease in cash and cash equivalents	(36,550)	(15,094)
Cash and cash equivalents at beginning of period	47,613	39,709

Cash and cash equivalents at end of period	$11,063	$24,615

Non-cash investing and financing activities
Unpaid debt and equity issuance costs	$65	$—
Obligation to financial consultant for stock compensation	175	—

Total financing agreements and issue costs	$240	$—

Other non-cash items:
Common stock issued to satisfiy liability for issuance costs	$1,000	$—

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)	Summary of Significant Accounting Policies

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with approximately 2,600 worldwide mobile technology patents and patent applications. Our patents cover a wide range of technology in the mobile ecosystem.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2013 and June 30, 2013, and the results of its operations for the three months and six months ended December 31, 2013 and 2012, and cash flows for the six months ended December 31, 2013 and 2012. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Contingent Legal Expenses

The Company retains the services of law firms that specialize in intellectual property licensing, enforcement, and patent law. These law firms are retained on an hourly fee, contingent fee, or blended fee basis. In a contingency fee arrangement, law firms are paid a success fee, which is calculated in a variety of ways, most typically expressed as a percentage of any negotiated license fees, settlements or judgments awarded. Contingent legal fees are expensed in the condensed consolidated statements of operations in the period such fees become contractually due and payable. In instances where there are no recoveries from potential infringers, no contingent legal fees are due; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement which are expensed as incurred. Legal fees that are required to be paid regardless of whether license recoveries are obtained are expensed as incurred. Legal fees related to maintenance, licensing, and enforcement of intellectual property and associated costs are recorded in patent licensing expenses in the accompanying condensed consolidated statements of operations.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of any two of the following: Moody’s of A-2 or higher, or Standard & Poor’s of A1 or higher at the time of purchase.

During the six months ended December 31, 2013, approximately $17.3 million of restricted cash related to the lease on the Company’s prior headquarters, which expired in April 2013 was released in July 2013. The Company considered this change in restricted cash as an operating activity in the accompanying condensed consolidated statements of cash flows due to the nature of the restricted cash. As of December 31, 2013, the Company had restricted cash deposits of $0.6 million included in debt issue costs and other assets on the accompanying Condensed Consolidated Balance Sheets.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This pronouncement was issued to provide for consistent presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

(2)	Stockholders’ Equity

Common Stock

As of December 31, 2013, the Company had 109,934,247 shares of common stock issued and 109,559,772 shares of common stock outstanding.

In September 2013, the Company issued 7,530,120 shares of common stock at a price of $1.66 per share. As a result of the offering, the Company received gross proceeds of $12.5 million. As part of the offering, the Company issued 225,904 shares of common stock to Indaba Capital Fund, L.P. for their Backstop Purchase commitment fee recognized in fiscal 2013. In October 2013 the Company issued 549,450 shares of common stock, valued at $1.0 million, to a third party consultant for their fee in connection with the financing agreements discussed in Note 3 to our Condensed Consolidated Financial Statements. As of December 31, 2013, the Company had unpaid debt and equity offering costs of approximately $0.2 million.

During the six months ended December 31, 2013, the Company issued 959,815 shares of common stock for the exercise of stock options and received cash proceeds of $1.4 million.

During the six months ended December 31, 2013, the Company issued 391,593 shares of common stock for vested restricted stock grants at par value.

During the six months ended December 31, 2013, the Company repurchased 81,160 shares of common stock at a cost of $0.1 million, which is included in treasury stock.

Employee and Director Stock Compensation

In September 2013, the Board approved an amendment and restatement of the Company’s Amended and Restated 2006 Stock Incentive Plan (as amended and restated, the “2006 Plan”) and of the the Company’s 1999 Director’s Plan (as amended and restated the “Directors Plan”) that increased the number of shares authorized for issuance under each plan by 2,000,000 shares to 19,000,000 and 3,650,000 shares, respectively. The above changes to the 2006 Plan and the Directors Plan were approved by the Company’s shareholders in November 2013.

During the six months ended December 31, 2013 and 2012, the Company recognized stock based compensation for employees and directors of $0.9 million and $1.3 million, respectively.

Options

The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following table illustrates the assumptions used in estimating the fair value of the options granted during the six months ended December 31, 2013:

Six months ended December 31,
	2013	2012
Expected volatility	64.6% - 66.4%	62.1% - 71.0%
Expected dividends	—	—
Expected term (in years)	2.60 - 3.04	3.60 - 6.07
Risk-free rate	0.49% - 0.57%	0.4% - 0.9%

A summary of option activity, including discontinued operations from July 1, 2013 to December 31, 2013 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding July 1, 2013	5,855	$2.03
Options granted	543	1.51
Exercised	(960)	1.51
Forfeited, cancelled or expired	(1,152)	2.44

Outstanding at December 31, 2013	4,286	$1.97	3.58	$64

Exercisable at December 31, 2013	3,020	$2.12	1.16	$45

The estimated grant date fair value of options granted during the six months ended December 31, 2013 and 2012 were $0.4 million and $0.7 million, respectively.

Restricted Stock Awards and Units

A summary of the activity of the Company’s restricted stock awards, including discontinued operations, from July 1, 2013 to December 31, 2013 is presented below (in thousands except per share amounts):

Restriced Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding July 1, 2013	106	$1.61
Vested	(42)	1.68

Outstanding December 31, 2013	64	$1.56

A summary of the activity of the Company’s restricted stock units from July 1, 2013 to December 31, 2013 is presented below (in thousands except per share amounts):

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	1,557	$1.40
Granted	428	$1.69
Vested	(392)	$1.43
Forfeited	(20)	$1.43

Outstanding December 31, 2013	1,573	$1.47

As of December 31, 2013, there was $2.9 million of total unrecognized compensation cost related to all unvested share awards and options.

Consultant Stock Compensation

From time to time the Company issues equity and equity-linked awards to consultants for services. During the six month periods ended December 31, 2013 and 2012, the Company recognized $0.2 million and $0.1 million, respectively, associated with awards classified as equity. The Company recognized a gain of $0.8 million and $0, respectively, for the six month periods ended December 31, 2013 and 2012 for the change in the fair value of liability classified stock awards (“Incentive Fee”) issued to a third party consultant. As of December 31, 2013, the fair value of the Incentive Fee awards was estimated at $0.1 million.

The assumptions used to estimate the fair value of the Incentive Fee at December 31, 2013 using a Monte-Carlo simulation model are as follows:

December 31,
2013
Expected volatility	60.42%
Expected dividends	—
Risk-free interest rate	0.16%

(3)	Financing Agreements

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

Of the total value, approximately $22.1 million was allocated to the Senior Secured Notes (“Notes”) bearing an initial interest rate of 12.875% per annum and maturing in June 2018. For the first two years, the Company is required to make quarterly “in-kind” interest payments via the issuance of additional notes at an effective interest rate of 17.2%. During the six months ended December 31, 2013, the Company recognized interest expense of $1.6 million associated with the in-kind payment. Additionally, the Company recognized $0.2 million in interest expense associated with the amortization of the issuance costs and discount for the six months ended December 31, 2013. As of December 31, 2013, the Notes principle balance was $26.7 million, inclusive of in-kind interest payments. At December 31, 2013, the Notes had a remaining unamortized discount of $2.8 million.

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

As of December 31, 2013, the Company was in compliance with its debt covenants related to the Notes.

(4)	Net Loss Per Share

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive to the net loss from continuing operations per share computation. The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of December 31,
	2013	2012
Potentially dilutive securities:
Non-vested restriced share awards	64	118
Non-vested restriced share units	1,573	—
Options outstanding	4,286	6,215
Consultant stock award with market condition	1,200	—

Total	7,123	6,333

(5)	Restructuring and Other Related Costs

The Company underwent significant restructuring in prior periods through its fiscal year ended June 30, 3013. During the six months ended December 31, 2013, the Company reduced its accrued costs associated with restructuring by approximately $0.3 million.

(6)	Financial Instruments

(a) Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables show the Company’s available-for-sale investments at December 31, 2013 (in thousands):

	Expected maturity for the year ending June 30,		Amortized Cost	Fair Value
	2014	2015	December 31, 2013	December 31, 2013
U.S. Government Agencies	$19,284	$39,085	$58,369	$58,371
Certificates of Deposit	750	2,750	3,500	3,498

	$20,034	$41,835	$61,869	$61,869

At December 31, 2013, the Company did not recognize any unrealized losses on its available for sale securities. During the six months ended December 31, 2013, the Company realized a loss of $0.1 million on the sale and maturity of its investments.

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

The carrying value of the Company’s cash and cash equivalents and investments approximates their fair value and is based on Level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on Level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2013.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair value of securities as of December 31, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents (1)	$6,502	$—	$—	$6,502
Certificates of Deposit	3,498	—	—	3,498
U.S. Government Agencies	58,371	—	—	58,371

Total Assets	$68,371	$—	$—	$68,371

Liabilities
Market Condition Consultant:
Stock	$—	$109	$—	$109

Total Liabilities	$—	$109	$—	$109

Fair value of securities as of June 30, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents (1)	$9,121	$—	$—	$9,121
Certificates of Deposit	2,005	—	—	2,005
Corporate Bonds	5,808	—	—	5,808
U.S. Government Agencies	2,980	—	—	2,980

Total Assets	$19,914	$—	$—	$19,914

Liabilities
Market Condition Consultant:
Stock	$—	$904	$—	$904

Total Liabilities	$—	$904	$—	$904

(1)	Reflects money market and government agency instruments considered to be cash equivalents.

(7)	Commitments and Contingencies

Litigation

(a)	Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”). The Company withdrew the ITC investigation in October 2012. The Federal District Court in Delaware lifted the stay in January 2013 and a Markman hearing was held in November of 2013. The Company is currently awaiting an order from the above hearing, which will determine the claim construction for the patents the Company alleges have been infringed.

(b)	Unwired Planet LLC v. Apple Inc. (“Apple”)

On September 20, 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Apple with infringing ten of its patents. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. On August 30, 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A scheduling conference in the above matter occurred in January of 2014 and a Markman hearing has been scheduled for May of 2014.

(c)	Unwired Planet LLC v. Google, Inc. (“Google”)

On September 20, 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Google with infringing ten patents. The case charges infringement of ten patents related to cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. A Markman hearing has been scheduled in July of 2014.

(d)	Unwired Planet LLC v. Square Inc. (“Square”)

On October 20, 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies.

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

Ericsson Master Sales Agreement

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware, and antennas and were purchased subject to existing encumbrances. The Company is not entitled to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and a right to receive an amount equal to a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”). The payments Ericsson will receive from the derived value of the patent portfolio are computed on a tiered basis. Specifically, Ericsson will receive an amount equal to 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share has no termination date.

The Company has recognized cumulative revenues of $106,000 and incurred a cumulative fee share of $21,000 from inception of the Master Sales Agreement through December 31, 2013. The Company did not recognize any revenues nor incur any fee share for the six months ended December 31, 2013.

Contingent Legal Expenses

In September 2013, the Company entered into blended fee arrangement with its lead patent infringement counsel on the Apple/RIM, Apple/Google, and Google cases for a period of five years. The agreement calls for monthly cash payments of $0.5 million for a period of twenty-four (24) months retroactively commencing on July 1, 2013 and a sliding scale percentage of any negotiated license fees, settlements or judgments awarded, if any, from the three defendants covered up to a maximum of $70 million. During the six months ended December 31, 2013, the Company recognized $2.5 million in legal fees and $0.9 million in out of pocket costs related to this agreement, which are included in Patent licensing expenses in the accompanying Condensed Consolidated Statements of Operations.

In October 2013, the Company entered into a blended fee arrangement with its lead counsel on the Square litigation. The agreement calls for periodic fixed fees beginning in July 2014 and a contingency fee due upon successful settlement or a judgment. During the six months ended December 31, 2013, the Company recognized $0.1 million in legal fees and expenses related to this agreement included in patent licensing expenses in the accompanying condensed consolidated statements of operations.

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

Originally, three licensees of the Company sought indemnification from the Company under their respective license agreements in connection with being named as defendants in two matters pending in the United States District Court for the Eastern District of Texas captioned Unified Messaging Solutions, Inc. v. Google, et al. (Civil Action No. 6:11cv00464) and Unified Messaging Solutions, Inc. v. Facebook, et al. (Civil Action No. 6:11cv00120) (the “Actions”). Plaintiffs in the Actions allege that the licensees’ web-based communication services infringe patents allegedly owned by the plaintiff and the licensees claim that their web-based services are comprised of products licensed from the Company. The Company assumed the defense on behalf of two of the licensees and settled those matters in the second quarter of the current fiscal year for an immaterial amount. These indemnification payments are included in General and administrative expenses in our Condensed Consolidated Statement of Operations. With respect to the third, the licensee conducted its own defense and has resolved this issue.

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

Overview of Our Business

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with approximately 2,600 worldwide mobile technology patents and patent applications.

In the prior fiscal year the Company changed its business strategy to focus on its intellectual property and to restructure the Company’s business operations. The Company is now focused entirely on pursuing a multi-pronged strategy to realize the value of our patent portfolio.

Our strategy includes direct licensing, litigation when necessary, sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. We intend to generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure or hardware and/or develop mobile communications products. Our goal is to generate licensing revenue through fair and reasonable royalties on our intellectual property.

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We did adopt a new accounting policy relating to how the Company accounts for contingent legal expenses as described in Note (1) Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part 1, which is being applied prospectively for transactions entered into subsequent to June 30, 2013 and has no impact on our previously reported financial condition, results of operations, cash flows, and disclosures.

Results of Operations

Overview of Financial Results During the Three and Six Months Ended December 31, 2013

Revenues

We anticipate generating revenue primarily from licensing our intellectual property.

We did not recognize any license fee revenue during the three and six months ended December 31, 2013. During the three and six months ended December 31, 2012, our license fee revenue was from one customer in the amount of $3,000 and $6,000, respectively. Although we intend to broaden our customer base, there can be no assurance that this objective will be achieved.

Operating Expenses

The following table represents operating cost and expenses for the three and six months ended December 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2013	2012	Change	2013	2012	Change
Operating costs and expenses:
Sales and marketing expense	—	—	0%	—	78	-100%
Patent licensing expenses	5,743	3,156	82%	10,546	8,715	21%
General and administrative	1,359	4,350	-69%	3,143	8,141	-61%
Restructuring and other related costs	—	1,349	-100%	—	1,806	-100%

Total operating costs and expenses	7,102	8,855	-20%	13,689	18,740	-27%

Sales and marketing expense

Sales and marketing expenses include costs related to public relations, advertising, promotional materials and other market development programs. During the three and six months ended December 31, 2013, the Company did not incur any expenses related to sales and marketing compared to $78,000 in the six month period ended December 31, 2012. Based on our strategy to pursue the intellectual property licensing business, we do not expect to incur material sales and marketing expenses for at least the next twelve months.

Patent licensing expenses

Patent licensing expenses include legal and consulting costs related to technical and economic evaluation, licensing, maintaining, and defending or asserting our patents, as well as salary and benefit expenses and travel expenses for our employees engaged in these activities on a full-time basis. We are in a reactive business and some of our licensing expenses are related to the actions taken by defendant companies. Since our strategy focuses on licensing of our patents, we incur significant costs defending our patents and initiating litigation against entities we believe have infringed our patents.

During the three months ended December 31, 2013, patent licensing expenses increased by $2.6 million compared to the corresponding period in the prior year. This increase in patent licensing expenses was primarily attributable to an increase in patent litigation expenses of $0.8 million related to the Apple and Research in Motion, Apple, and Google patent infringement matters referred to in Note 7 to our Condensed Consolidated Financial Statements, an increase in patent maintenance costs of $1.3 million associated with the acquired Ericsson portfolio of patents, and an increase of $0.4 million in licensing expense. We expect that our patent licensing expenses will fluctuate in the future depending on the status of the cases that we are pursuing.

During the six months ended December 31, 2013, patent licensing expenses increased by $1.8 million compared to the corresponding period in the prior year. This increase is primarily attributable to higher patent maintenance costs associated with the acquired Ericsson portfolio of patents.

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

During the three months ended December 31, 2013, general and administrative expenses decreased by approximately $3.0 million compared with the corresponding period in the prior year. The decrease was primarily due to our decrease in headcount associated with the sale of our product businesses in April 2012, relocation of the Company headquarters to Reno, Nevada, and the associated reduction in our facilities costs and other operating overhead. We expect our general and administrative expenses to remain at approximately the same level each quarter during fiscal 2014.

During the six months ended December 31, 2013, general and administrative expenses decreased by approximately $5.0 million compared to the corresponding period in the prior year. The decrease in general and administrative expense is primarily associated with the company restructuring and associated decrease in headcount, facilities costs, and other operating overhead.

Restructuring and Other Related Costs

Since we completed our restructuring efforts during the fiscal year ended June 30, 2013, we did not incur any new restructuring and other related costs nor have our estimates of those costs changed for the three and six months ended December 31, 2013. We do not anticipate any restructuring charges for the remainder of fiscal 2014.

We incurred restructuring and other related costs during the three and six months ended December 31, 2012 $1.3 million and $1.8 million, respectively, consisting of charges associated with estimated severance, facility and accelerated depreciation costs as a result of our relocation to Reno, Nevada.

Interest Income

Interest income was $27,000 and $57,000 for the three months ended December 31, 2013 and 2012, respectively. The decrease resulted from our increased investment in government issued instruments and certificates of deposit, which generally bear lower interest rates than corporate bonds, which were held during the prior period. We expect our investments to be in government instruments and certificates of deposit for the remainder of fiscal 2014.

Interest income was $70,000 and $135,000 for the six months ended December 31, 2013 and 2012, respectively. The decrease resulted from the same reasons as the decrease for the three months ended December 31, 2013 and 2012.

Interest Expense

During the three months ended December 31, 2013, interest expense increased to $0.9 million compared to $0 in the corresponding period in the prior year. The increase was the result of the Company issuing Senior Secured Notes in late fiscal 2013 and associated “in-kind” interest payment and amortization of debt discounts and deferred issue costs. For the remainder of fiscal 2014, we expect our interest expense to increase slightly based upon the compounding nature of the in-kind interest payments.

During the six months ended December 31, 2013, interest expense increased to $1.8 million compared to $3,000 in the corresponding period in the prior year. The increase was the result of the Company issuing Senior Secured Notes in late fiscal 2013 and associated “in- kind” interest payments and amortization of debt discounts and deferred issue costs.

Other Income (Expense), net

During the three months ended December 31, 2013, we recognized approximately $0.4 million other income compared to other expense of $18,000 for the corresponding period in the prior year. The increase in other income primarily consisted of a gain associated with the reduction in the fair value of liability classified consultant stock compensation. The value of this instrument fluctuates with our stock price and remaining time to expiration and is revalued quarterly.

During the six months ended December 31, 2013, we recognized $0.8 million of other income compared with other expense of $43,000 in the corresponding period in the prior year. The increase in other income was primarily associated with the reduction in the fair value of our consultant stock compensation obligation.

Loss from Continuing Operations

For the reasons described above, we reported a loss from continuing operations of $7.5 million and $ 8.8 million for the three months ended December 31, 2013 and 2012, respectively, and of $14.6 million and $18.6 million for the six months ended December 31, 2013 and 2012, respectively.

Discontinued Operations, net of tax

We recognized income from discontinued operations of approximately $0.2 million during the three months ended December 31, 2013 compared with a loss from discontinued operations of $2.8 million in the corresponding period in the prior year. The income in the three months ended December 31, 2013 was primarily due to a property tax refund for a facility. The loss from discontinued operations during the three months ended December 31, 2012 of $2.8 million were primarily attributable to payroll, severance, change in control payments, modification of stock-based compensation, and professional service costs associated with winding down the product lines businesses that were sold in the fourth quarter of the 2012 fiscal year.

We recognized income from discontinued operations of approximately $0.1 million during the six months ended December 31, 2013 compared with the loss from discontinued operations of $8.1 million in the corresponding period in the prior year. The income from discontinued operations in the six months ended December 31, 2013 was attributable to a property tax refund described less costs we have incurred to close foreign subsidiaries related to product line businesses that were sold in the 2012 fiscal year. The loss from discontinued operation in the six months ended December 31, 2012 consisted of a loss of $0.8 million on sale of our discontinued operations and a loss of $7.3 million were primarily attributable to payroll, severance, change in control payments, modification of stock-based compensation, and professional service costs associated with winding down the product line business that were sold in the fourth quarter of the 2012 fiscal year. We do not expect the remaining costs to close our foreign subsidiaries will be material.

Net Loss

For the reasons described above, we reported a net loss of $7.3 million and $11.6 million for the three months ended December 31, 2013 and 2012, respectively, and a net loss of $14.5 million and $26.7 million for the six months ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of December 31, 2013, our working capital was approximately $44.6 million, a decrease of approximately $21.1 million or 32% from June 30, 2013. This decrease is primarily the result of purchasing long-term investments. We expect our total cash and investments of $72.9 million as of December 31, 2013 to be sufficient to meet our operating needs for at least the next twelve months.

The following table presents our cash flows for the three months ended December 31, 2013 and 2012 (in thousands):

	Six Months Ended December 31, 2013
	2013	2012
Cash provided by (used in) operating activities	2,374	(30,072)
Cash provided by (used in) investing activities	(51,277)	13,700
Cash provided by financing activities	12,353	1,278

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

Cash provided by (used in) operating activities

Cash provided by operating activities during the six months ended December 31, 2013 was $2.4 million compared to cash used in operating activities of $30.1 during the same period of 2012. The $32.5 million increase in cash provided by operations was primarily attributable to the following:

•	In July 2013 a restriction on a $17.3 million cash collateral account for a letter of credit relating to a lease on the Company’s former headquarters was removed and the cash collateral was returned to the Company compared to an increase in restricted cash of $0.7 million during the six month ended December 31, 2012 related to cash transferred into a Rabbi trust to fund a severance payment obligation. The effect of these transactions was an increase in cash provided by operating activities of $17.9 million.

•	The Company reported a $14.5 million net loss for the six months ended December 31, 2013 compared to a $26.7 million net loss in the corresponding period of the prior year. The above decrease in the net loss resulted in a $12.2 million increase in cash provided by operating activities for the reasons discussed above in Results of Operations.

•	Accrued restructuring costs decreased $0.3 million during the six months ended December 31, 2013 compared to a $6.3 million decrease in the corresponding period of the prior year. The above changes in accrued restructuring costs resulted in a $6.0 million increase in net cash provided by operating activities.

•	Prepaid assets, deposits and other assets increased $0.2 million during the six months ended December 31, 2013 compared to a $2.4 million decrease in the corresponding period of the prior year. This resulted in a $2.6 million decrease in net cash provided by operating activities and is primarily attributable to a reduction in prepaid hardware and software maintenance costs during the six months ended December 31, 2012 with the relocation of our facilities to Reno, Nevada

Cash provided by (used in) investing activities

Cash used in investing activities during the six months ended December 31, 2013 was $51.3 million compared to cash provided by investing activities of $13.7 million during the corresponding period of the prior year. The $65 million increase in cash used in investing activities was largely due to the purchase of approximately $68.3 million of government instruments and certificates of deposit and receipt of $17.1 million of proceeds from the sale and maturity of previously held available for sale securities for the six months ended December 31, 2013 compared to the purchase of $11.0 million of investments and the receipt of $26.5 million of maturities or sales of investments in the corresponding period of the prior year. The effect of these purchases and maturity or sales of investments resulted in an increase in cash used in investing activities of $66.7 million.

Unless we generate cash from operations or financing activities, we do not intend to make additional material investments for the remainder of fiscal 2014.

Cash flows provided by financing activities

Cash provided by financing activities during the six months ended December 31, 2013 was $12.4 million compared to $1.3 million in the corresponding period of the prior year. The $11.1 million increase in cash provided by financing activities is primarily attributable to the following:

•	The Company received proceeds of $12.5 million from our rights offering in September 2013. There was no rights offering in the same period of 2012, which resulted in a $12.5 million increase in cash provided by financing activities.

•	The Company paid a total of $1.5 million of debt and equity issuance costs during the six months ended December 31, 2013 of which $1.0 million of the above costs were accrued as of June 30, 2013. Approximately $0.4 million of equity costs associated with the rights offering described above were incurred and paid in the six month period ending December 31, 2013. There were no comparable costs in the corresponding period of the prior year.

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

Long-Term Debt Obligations and Commitments

As of December 31, 2013, our principal long-term debt obligation consisted of 12 7⁄8 % Senior Secured Notes (“Notes”) in the amount of $25 million due in June 2018 with an effective interest rate of 17.2%. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance or June 2015, we will make interest only quarterly “in-kind” payments. Beginning in the third year after the date of issuance, the Company has the option to make quarterly cash interest only payments at a nominal rate of 12.5% per annum.

The Company may redeem some or all of the Notes on or after June 28, 2014 with the net cash proceeds from the sale, lease, conveyance, transfer or other disposition of its patents at a redemption price equal to 115% plus accrued and unpaid interest. In addition, the Company may redeem some or all of the Notes at any time on or after June 28, 2015 at a redemption price initially equal to 110% and declining over time, in each case, plus accrued and unpaid interest. As of the date of this report, we are in compliance with our debt covenants on the Notes.

In September 2013, the Company entered into an agreement with a law firm, providing for legal services on a partial contingency and partial flat fee basis (the “September 2013 Agreement”). The September 2013 Agreement provides the law firm will be the Company’s legal counsel in connection with the Company’s patent infringement litigation matters with Google, Inc., Apple, Inc. and Research in Motion Ltd. (the “Patent Enforcement Matters”). Under the September 2013 Agreement, the Company will pay the law firm a flat fee of

$0.5 million per month for 24 months (the “24-Month Period”) effective July 2013. In the event of resolution of any of the Patent Enforcement Matters prior to the conclusion of the 24-Month Period, the flat monthly fee is subject to certain downward adjustments.

In addition to the flat monthly fee, the Company will pay the law firm a contingency fee based on a sliding scale percentage of any negotiated fees, settlements or judgments awarded, if any, up to a maximum of $70 million. The term of the agreement is five years and may be extended for certain conditions.

In October 2013, the Company entered into an agreement with a second law firm, providing for legal services on a partial contingency and partial fixed fee basis (the “October 2013 Agreement”). The October 2013 Agreement provides the law firm will be the Company’s legal counsel in connection with the Company’s patent infringement litigation matter with Square, Inc.

Under the October 2013 Agreement, the Company expects to pay the law firm a fixed fee over two years with the first payment due in July of 2014. The Company is responsible for payment of all expenses incurred by the firm under the October 2013 Agreement. In addition to the fixed fee and expenses, the Company will pay the law firm a contingency fee calculated as a percentage of any recovery after deduction for fixed fees, costs and revenue sharing obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President/CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on their evaluation, our President/CFO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President/CFO, to allow timely decisions regarding required disclosure.

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

As previously disclosed, we identified material weaknesses in internal control over financial reporting as a result of not having adequate personnel with sufficient experience in financial reporting at the end of our 2013 fiscal year. Following the above identification, our initial remediation plan consisted of employing additional temporary financial reporting resources, implementing enhanced review processes, and commencing of training programs for our staff. In the second quarter of our fiscal year, we hired a new controller with substantial experience in financial reporting for publicly held companies and have continued our initial steps described above. Due to the nature of the identified material weaknesses and the frequency of financial reporting control processes, we are not yet able to conclude the material weaknesses have been remediated.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As part of its assessment, management concluded that, as of June 30, 2013, a material weakness in internal control over financial reporting exists as a result of not having adequate personnel with sufficient experience in financial reporting. We have adopted certain remedial measures to address this weakness, but due to the nature of the material weaknesses and frequency of the financial reporting control processes, we have been unable to demonstrate that the remedial measures are operating effectively as of December 31, 2013. Through enhanced review of financial reporting resources, training of personnel, and hiring of new personnel with experience in financial reporting, we believe we will adequately remediate this material weakness. However, even with these remedial measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.

The mobile handset market is consolidating which could limit our ability to enter into profitable and long-term licensing agreements and negatively impact our business

Our largest market for patent licensing, the mobile devise market, has few participants. Recently there has been consolidation in the mobile device market with certain companies emerging as the dominant market participants. The remaining market participants in the mobile device market are suffering financial losses and may not have the financial wherewithal or willingness to enter into a licensing agreement with the Company. In addition, the now dominant market participants in the mobile handset market are well capitalized with greater financial resources than ours providing them with a greater ability to sustain patent infringement litigation, which may put us at a disadvantage. This, in turn, may adversely affect our financial condition, results of operations, and ability to raise additional capital on terms we consider acceptable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, we issued 549,450 shares of our common stock, par value $.001 per share, in consideration of certain services rendered in connection with a private placement of securities. The issuance was made in reliance on Section 4(2) of the Securities Act.

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

Date: February 7, 2014

Unwired Planet, Inc.

By:	/s/ EricVetter
Eric Vetter
Chief Financial Officer and President

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Unwired Planet, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.

3.2	Amended and Restated Bylaws of Unwired Planet, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2013.

10.1	Second Amended and Restated 2006 Stock Incentive Plan

10.2	Second Amended and Restated 1999 Directors Equity Compensation Plan

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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