Form 10-Q
period 2014-03-31
UNWIRED PLANET, INC.
filed 2014-05-08
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 2, 2014 there were 110,437,198 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,892	$47,613
Short-term investments	40,077	10,793
Restricted cash	263	17,251
Accounts receivable	—	88
Prepaid and other current assets	536	420

Total current assets	51,768	76,165
Property and equipment, net of accumulated depreciation of $164 and $93	203	212
Long-term investments	15,256	—
Debt issuance costs and other assets, net	1,592	1,861

Total assets	$68,819	$78,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,020	$2,317
Accrued liabilities	2,116	2,817
Accrued legal expense	3,882	3,686
Accrued compensation	657	1,057
Accrued restructuring costs	377	594

Total current liabilities	8,052	10,471
Accrued restructuring costs, net of current portion	—	259
Long-term note payable	24,743	22,096
Other long-term liabilities	650	1,485

Total liabilities	33,445	34,311

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 110,417 and 100,281 issued; and 110,000 and 99,988 outstanding at March 31, 2014 and June 30, 2013, respectively	110	100
Treasury stock, at cost; 417 and 293 shares at March 31, 2014 and June 30, 2013, respectively	(794)	(575)
Additional paid-in-capital	3,240,316	3,224,769
Accumulated other comprehensive income	21	2
Accumulated deficit	(3,204,279)	(3,180,369)

Total stockholders’ equity	35,374	43,927

Total liabilities and stockholders’ equity	$68,819	$78,238

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue:
License fees	$—	$30	$—	$36
Fee Share	—	—	—	—

Net revenue	—	30	—	36

Operating costs and expenses:
Sales and marketing expense	—	4	—	82
Patent licensing expenses	5,646	2,861	16,192	11,576
General and administrative	2,278	8,350	5,421	16,491
Restructuring and other related costs	—	42	—	1,848

Total operating costs and expenses	7,924	11,257	21,613	29,997

Operating loss from continuing operations	(7,924)	(11,227)	(21,613)	(29,961)
Interest income	25	38	95	173
Interest expense	(936)	—	(2,718)	(3)
Other income (expense), net	(538)	(1,081)	265	(1,124)

Loss from continuing operations	(9,373)	(12,270)	(23,971)	(30,915)

Discontinued operations:
Gain (loss) on sale of discontinued operations, net of tax	—	600	—	(150)
Income (loss) from discontinued operations, net of tax	(58)	(514)	61	(7,839)

Income (loss) from discontinued operations, net of tax	(58)	86	61	(7,989)

Net loss	$(9,431)	$(12,184)	$(23,910)	$(38,904)

Basic and diluted net loss per share from:
Continuing operations	$(0.09)	$(0.13)	$(0.22)	$(0.34)
Discontinued operations	—	—	—	(0.09)

Net loss	$(0.09)	$(0.13)	$(0.22)	$(0.43)

Weighted average shares outstanding
basic and diluted	109,738	91,018	106,968	90,426

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(9,431)	$(12,184)	$(23,910)	$(38,904)
Other comprehensive income
Change in unrealized gain on marketable securities	21	836	19	819

Comprehensive loss	$(9,410)	$(11,348)	$(23,891)	$(38,085)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,910)	$(38,904)
Loss on sale of discontinued operations	—	150
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71	262
Stock-based compensation	1,850	5,772
Non-cash restructuring charges	12	439
Amortization of premiums/discounts on investments, net	123	684
Realized loss on sale of investments	81	1,094
Gain on change in fair value of consultant incentive award obligation	(245)	—
In kind interest payments on note payable	2,485	—
Amortization debt discount and issuance costs	233	—
Changes in operating assets and liabilities:
Accounts receivable	88	—
Prepaid assets, deposits, and other assets	83	2,375
Accounts payable	(1,297)	(2,607)
Accrued liabilities	(445)	(2,218)
Accrued restructuring costs	(489)	(10,710)
Restricted cash	16,988	(18,657)

Net cash used in operating activities	(4,372)	(62,320)

Cash flows from investing activities:
Purchases of property and equipment	(62)	(37)
Payments to vendors related to the sale of discontinued operation	—	(1,893)
Proceeds from sale of discontinued operations	—	600
Purchases of short-term investments	(29,854)	(10,014)
Proceeds from sales and maturities of investments	27,107	41,613
Purchases of long-term investments	(41,979)	(948)

Net cash provided by (used in) investing activities	(44,788)	29,321

Cash flows from financing activities:
Proceeds from rights offering issuance of common stock	12,500	—
Proceeds from exercise of stock options	1,630	1,526
Payment of debt and equity issuance costs	(1,472)	—
Purchase of treasury stock	(219)	—
Employee stock purchase plan	—	6

Net cash provided by financing activities	12,439	1,532

Net decrease in cash and cash equivalents	(36,721)	(31,467)
Cash and cash equivalents at beginning of period	47,613	39,709

Cash and cash equivalents at end of period	$10,892	$8,242

Non-cash investing and financing activities
Unpaid debt and equity issuance costs	$65	$—
Obligation to financial consultant for issuance costs	175	—

Total non-cash investing and financing activities	$240	$—

Other non-cash items:
Common stock issued to satisfiy liability for issuance costs	$1,000	$—

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)	Summary of Significant Accounting Policies

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with a portfolio of worldwide mobile technology patents and patent applications. Our patents cover a wide range of technology in the mobile ecosystem.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2014 and June 30, 2013, and the results of its operations for the three months and nine months ended March 31, 2014 and 2013, and cash flows for the nine months ended March 31, 2014 and 2013. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Contingent Legal Expenses

The Company retains the services of law firms that specialize in intellectual property licensing, enforcement, and patent law. These law firms are retained on an hourly fee, contingent fee, or blended fee basis. In a contingency fee arrangement, law firms are paid a success fee, which is calculated in a variety of ways, most typically expressed as a percentage of any negotiated license fees, settlements or judgments awarded. Contingent legal fees are expensed in the condensed consolidated statements of operations in the period such fees become contractually due and payable. In instances where there are no recoveries from potential infringers, no contingent legal fees are due; however, the Company may be liable for out of pocket legal costs incurred pursuant to the underlying legal services agreement which are expensed as incurred. Legal fees that are required to be paid regardless of whether license recoveries are obtained are expensed as incurred. Legal fees related to maintenance, licensing, and enforcement of intellectual property and associated costs are recorded in patent licensing expenses in the accompanying condensed consolidated statements of operations.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of any two of the following: Moody’s of A-2 or higher, or Standard & Poor’s of A1 or higher at the time of purchase.

Restricted cash of approximately $17.3 million of a security deposit for a lease on the Company’s prior headquarters, which expired in April 2013, was released in July 2013. The Company considered this change in restricted cash as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows as the cash flows for the lease were neither financing nor investing activities. As of March 31, 2014, the Company had short- term restricted cash deposits of approximately $0.3 million included in restricted cash and long-term restricted cash of approximately $0.3 million included in debt issue costs and other assets on the accompanying Condensed Consolidated Balance Sheet.

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

Common Stock

As of March 31, 2014, the Company had 110,416,743 shares of common stock issued and 109,999,607 shares of common stock outstanding.

In September 2013, the Company issued 7,530,120 shares of common stock at a price of $1.66 per share. As a result of the offering, the Company received gross proceeds of $12.5 million. As part of the offering, the Company issued 225,904 shares of common stock to Indaba Capital Fund, L.P. for their Backstop Purchase commitment fee recognized in fiscal 2013. In October 2013, the Company issued 549,450 shares of common stock, valued at $1.0 million, to a third party consultant for their fee in connection with the financing agreements discussed in Note 3 to our Condensed Consolidated Financial Statements. As of March 31, 2014, the Company had unpaid debt and equity offering costs of approximately $0.2 million.

During the nine months ended March 31, 2014, the Company issued 1,096,815 shares of common stock for the exercise of stock options and received cash proceeds of $1.6 million.

During the nine months ended March 31, 2014, the Company issued 737,089 shares of common stock for vested restricted stock grants at par value.

During the nine months ended March 31, 2014, the Company repurchased 123,821 shares of common stock at a cost of $0.2 million, which is included in treasury stock.

Employee and Director Stock Compensation

In September 2013, the Board approved an amendment and restatement of the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and of the Company’s 1999 Director’s Plan (the “Directors Plan”) that increased the number of shares authorized for issuance under each plan by 2,000,000 shares to 19,000,000 and 3,650,000 shares, respectively. The above changes to the 2006 Plan and the Directors Plan were approved by the Company’s shareholders in November 2013.

During the nine months ended March 31, 2014 and 2013, the Company recognized stock based compensation for employees and directors of $1.6 million and $2.5 million, respectively.

Options

The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following table illustrates the assumptions used in estimating the fair value of the options granted during the nine months ended March 31, 2014:

Nine months ended March 31,
	2014	2013
Expected volatility	64.6% - 68.6%	62.1% - 73.6%
Expected dividends	—	—
Expected term (in years)	2.60 - 3.04	2.66 - 5.87
Risk-free rate	0.49% - 0.9%	0.4% - 1.0%

A summary of option activity, including discontinued operations, from July 1, 2013 to March 31, 2014 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding July 1, 2013	5,855	$2.03
Options granted	567	1.54
Exercised	(1,097)	1.49
Forfeited, cancelled or expired	(1,244)	2.41

Outstanding at March 31, 2014	4,077	$1.99	3.78	$1,908

Exercisable at March 31, 2014	2,984	$2.14	1.8	$1,259

The estimated grant date fair value of options granted during the nine months ended March 31, 2014 and 2013 were $0.4 million and $0.7 million, respectively.

Restricted Stock Awards and Units

A summary of the activity of the Company’s restricted stock awards, including discontinued operations, from July 1, 2013 to March 31, 2014 is presented below (in thousands except per share amounts):

Restriced Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding July 1, 2013	106	$1.61
Vested	(82)	$1.62

Outstanding March 31, 2014	24	$1.58

A summary of the activity of the Company’s restricted stock units from July 1, 2013 to March 31, 2014 is presented below (in thousands except per share amounts):

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	1,557	$1.40
Granted	480	$1.46
Vested	(737)	$1.66
Forfeited	(20)	$1.43

Outstanding March 31, 2014	1,280	$1.46

As of March 31, 2014, there was $2.4 million of total unrecognized compensation cost related to all unvested share awards and options.

Consultant Stock Compensation

From time to time the Company issues equity and equity-linked awards to consultants for services. During the nine month periods ended March 31, 2014 and 2013, the recognized a gain of $0.2 million in other income for the nine month period ended March 31, 2014 for the change in the fair value of liability classified stock awards (“Incentive Fee”) issued to a third party consultant compared to an expense associated with recognition of the fair value of the Incentive Fee of $1.3 million in the nine month period ended March 31, 2013. As of March 31, 2014, the fair value of the Incentive Fee awards was estimated at $0.7 million, which is included in accrued liabilities on the accompanying Condensed Consolidated Balance Sheet.

The assumptions used to estimate the fair value of the Incentive Fee at March 31, 2014 using a Monte-Carlo simulation model are as follows:

March 31,
2014
Expected volatility	67.39%
Expected dividends	—
Risk-free interest rate	0.11%

(3)	Financing Agreements

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

Of the total value, approximately $22.1 million was allocated to the Senior Secured Notes (“Notes”), resulting in a $2.9 million discount. Additionally, debt issuance costs of $1.3 million were incurred. Both the discount on the Notes and the debt issuance costs are being amortized over the life of the Notes using the effective interest rate method. The Notes have a stated interest rate of 12.875% per annum, an effective rate of 17.2%, and mature in June 2018. For the first two years, the Company is required to make quarterly “in-kind” interest payments via the issuance of additional notes. During the nine months ended March 31, 2014, the Company recognized interest expense of $2.7 million, consisting of $2.5 million of payment-in-kind and $0.2 million of amortization of the debt issuance costs and discount. As of March 31, 2014, the Notes principle balance was $27.5 million, inclusive of additional amounts owed as a result of in-kind interest payments. At March 31, 2014, the Notes had a remaining unamortized discount of $2.8 million.

During the quarter ended September 30, 2013, the Company issued Indaba a total of 2,481,365 shares of common stock in accordance with their Backstop Purchase Agreement. Of these shares, 225,904 and 2,255,461 were issued in consideration of the backstop fee and backstop commitment, respectively, with an initial allocated fair value of $1.3 million for the backstop fee and the remaining shares issued for $3.7 million in cash proceeds. Upon the closing of the rights offering on September 13, 2013, the Company and Indaba completed their commitments under the Securities and Backstop Purchase Agreements.

As of March 31, 2014, the Company was in compliance with its debt covenants related to the Notes.

(4)	Net Loss Per Share

The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of March 31,
	2014	2013
Potentially dilutive securities:
Non-vested restricted share units	1,280	2,214
Options outstanding	4,077	5,789
Consultant stock award with market condition	1,200	1,200

Total	6,557	9,203

(5)	Restructuring and Other Related Costs

The Company underwent significant restructuring in prior periods through its fiscal year ended June 30, 3013. During the nine months ended March 31, 2014, the Company’s liability for accrued restructuring costs was reduced $0.5 million by cash paid on restructured facility leases net of sublease income.

(6)	Financial Instruments

(a) Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following table shows the fair value and amortized cost of the Company’s available-for-sale investments at March 31, 2014 and June 30, 2013 (in thousands):

	Fair Value		Amortized Cost
	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013
Cash and cash equivalents:
Money Market Funds	$8,129	$9,121	$8,129	$9,121
Short and long-term investments
U.S. Government Agencies	52,581	2,980	52,562	2,978
Certificates of Deposit	2,752	2,005	2,750	2,005
Corporate Bonds	—	5,808	—	5,808

	$63,462	$19,914	$63,441	$19,912

The table below shows the expected maturities of the Company’s available for sale investments as of March 31, 2014 (in thousands):

	Expected maturity for the years ending June 30,
	2014	2015	2016
U.S. Government Agencies	$10,001	$39,087	$3,493
Certificates of Deposit	—	1,001	1,751

	$10,001	$40,088	$5,244

During the nine months ended March 31, 2014, the Company realized a loss of $0.1 million on the sale and maturity of its investments.

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

The carrying value of the Company’s cash and cash equivalents and investments approximates their fair value and is based on Level 1 inputs. The carrying value of the Company’s accounts payable, accrued liabilities and restructuring liabilities approximates their fair value due to the short-term nature of these instruments and is based on Level 2 inputs. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2014.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair value as of March 31, 2014
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund (1)	$8,129	$—	$—	$8,129
Certificates of deposit	2,752	—	—	2,752
U.S. Government Agencies	52,581	—	—	52,581

Total Assets	$63,462	$—	$—	$63,462

Liabilities
Liability classified equity award:
Market condition stock award	$—	$659	$—	$659

Total Liabilities	$—	$659	$—	$659

Fair value as of June 30, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund (1)	$9,121	$—	$—	$9,121
Certificates of Deposit	2,005	—	—	2,005
Corporate Bonds	5,808	—	—	5,808
U.S. Government Agencies	2,980	—	—	2,980

Total Assets	$19,914	$—	$—	$19,914

Liabilities
Liability classified equity award:
Market condition stock award	$—	$904	$—	$904

Total Liabilities	$—	$904	$—	$904

(1)	Included in cash and cash equivalents.

(7)	Commitments and Contingencies

Litigation

(a)	Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”). The Company withdrew the ITC investigation in October 2012. The Federal District Court in Delaware lifted the stay in January 2013 and a Markman hearing was held in November of 2013. On February 19, 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. A trial date for the above matter has been scheduled for February 2016.

(b)	Unwired Planet LLC v. Apple Inc. (“Apple”)

On September 20, 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Apple with infringing ten of its patents. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. On August 30, 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A scheduling conference in the above matter occurred in January of 2014 and a Markman hearing had been originally scheduled for May of 2014. However, on April 17, 2014 the case was reassigned to a newly appointed judge and a new Markman hearing has not yet been scheduled.

(c)	Unwired Planet LLC v. Google, Inc. (“Google”)

On September 20, 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Google with infringing ten patents. The case charges infringement of ten patents related to cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. A Markman hearing has been scheduled for July 2014.

(d)	Unwired Planet LLC v. Square Inc. (“Square”)

On October 20, 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies. A Markman hearing has been scheduled for September 2014.

(e)	Unwired Planet International Ltd v. Samsung, Google, Huawei, et.al (collectively “EU Defendants”)

On March 10, 2014, the Company filed parallel patent infringement actions in the United Kingdom (UK) and Germany. The UK lawsuit charged Samsung, Google, and Huawei with infringing six UK patents related to technologies fundamental to wireless communications found in mobile devices and network equipment, including the use of LTE telecommunication standards and push notification technology underpinning the Android ecosystem. The German Lawsuit charged Samsung, Google, Huawei, and HTC with infringing the six German equivalents of the above UK patents.

Contingencies

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

The Company has recognized cumulative revenues of $106,000 and incurred a cumulative fee share of $21,000 from inception of the Master Sales Agreement through March 31, 2014. The Company did not recognize any revenues nor incur any fee share for the nine months ended March 31, 2014.

Contingent Legal Expenses

In September 2013, the Company entered into blended fee arrangement with its lead patent infringement counsel on the Apple/RIM, Apple/Google, and Google cases for a period of five years. The agreement calls for monthly cash payments of $0.5 million for a period of twenty-four months retroactively commencing on July 1, 2013 and a sliding scale percentage of any negotiated license fees, settlements or judgments awarded, if any, from the three defendants covered up to a maximum of $70 million. During the nine months ended March 31, 2014, the Company recognized $3.8 million in legal fees and $1.8 million in out of pocket costs related to this agreement, which are included in patent licensing expenses in the accompanying Condensed Consolidated Statements of Operations.

In October 2013, the Company entered into a blended fee arrangement with its lead counsel on the Square litigation. The agreement calls for periodic fixed fees beginning in July 2014 and a contingency fee due upon successful settlement or a judgment. During the nine months ended March 31, 2014, the Company recognized $0.2 million in legal fees and expenses related to this agreement included in patent licensing expenses in the accompanying Condensed Consolidated Statements of Operations.

In March 2014, the Company entered into an agreement with another law firm, providing for legal services on a partial contingency and partial fixed fee basis in connection with the Company’s parallel patent infringement actions in the United Kingdom (UK) and Germany filed in March 2014. Under this agreement, the Company expects to pay the law firm a fixed fee over seven quarters with the first payment starting in the second quarter of fiscal 2014 and all expenses incurred by the firm related to this matter. During the nine months ended March 31, 2014, the Company recognized $1.3 million in legal fees and $0.8 million in expenses related to this agreement included in patent licensing expenses in the accompanying Condensed Consolidated Statements of Operations.

Indemnification claims

Prior to the sale of the Company’s product businesses, the Company’s software license and services agreements generally included a limited indemnification provision for claims from third parties relating to its intellectual property. In connection with the sale of the Company’s product businesses, the Company retains liabilities with respect to indemnification claims related to its former customers that were initiated prior to the sale of its location business line and the messaging and mediation product businesses.

Originally, three licensees of the Company sought indemnification from the Company under their respective license agreements in connection with being named as defendants in two matters pending in the United States District Court for the Eastern District of Texas captioned Unified Messaging Solutions, Inc. v. Google, et al. (Civil Action No. 6:11cv00464) and Unified Messaging Solutions, Inc. v. Facebook, et al. (Civil Action No. 6:11cv00120) (the “Actions”). Plaintiffs in the Actions allege that the licensees’ web-based communication services infringe patents allegedly owned by the plaintiff and the licensees claim that their web-based services are comprised of products licensed from the Company. The Company assumed the defense on behalf of two of the licensees and settled those matters in the second quarter of the current fiscal year for an immaterial amount. These indemnification payments are included in general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. With respect to the third, the licensee conducted its own defense and has resolved this issue.

(8)	Patent License and Patent Purchase Agreements

In March 2014, the Company entered into (i) a Patent License Agreement (the “ License Agreement ”) with Lenovo PC International Limited and (ii) a Patent Purchase Agreement (the “ Purchase Agreement ”and together with the License Agreement, the “ Agreements ”) with Lenovo Group Limited (together with Lenovo PC International Limited, “Lenovo ”).

Pursuant to the License Agreement, the Company granted Lenovo and its affiliates a term-based, non-exclusive, non-transferable license to the Company’s patent portfolio for the purposes of making, using, selling, offering for sale and importing mobile devices. Under the License Agreement, the Company received an initial payment from Lenovo on April 17, 2014 (the “ Upfront License Agreement Payment”). Lenovo will pay the Company royalty payments during the term of the License Agreement for sales of mobile devices (the “ Royalty Payments ”), such royalty payments to be creditable against the Upfront License Agreement Payment and additional royalty payments if and when the royalties payable exceed the Upfront License Agreement Payment. The term of the License Agreement will be five years from March 20, 2014, provided that the License Agreement will automatically renew for an additional two year period if the aggregate royalties credited under the License Agreement are less than the Upfront License Agreement Payment. During the term of the License Agreement Lenovo has the right to terminate the License Agreement upon at least 30 days prior written notice to the Company, provided that Lenovo will not be entitled to any refund of any payments made (including the Upfront License Agreement Payment).

Pursuant to the Purchase Agreement, the Company agreed to sell 21 patent families covering technology utilized in telecommunications infrastructure including mobile device technologies (the “ Patents ”) to Lenovo. Under the Purchase Agreement, the Company received a payment from Lenovo on April 17, 2014 (the “ Purchase Payment ”) in consideration for the sale and assignment to Lenovo of the Patents. In connection with this transaction, the Company purchased certain patent families from Telefonaktiebolaget L M Ericsson for a total consideration of $10 million which amount is over and above the revenue sharing agreement pursuant to the Master Sale Agreement.

In connection with entering into the Agreements, the Company engaged Evercore Group L.L.C. (“ Evercore ”) to provide financial advisory services pursuant to a letter agreement entered into in March 2014 (the “ Letter Agreement ”). Among other things, the Letter Agreement provides that in consideration for the advisory services provided by Evercore, the Company will pay Evercore fees in connection with the transactions with Lenovo in the form of (i) a cash payment of $2.5 million and (ii) one million shares of the Company’s common stock, each payable by the Company contingent upon the closing of the transactions with Lenovo. The Company also granted Evercore customary piggyback registration rights under the Letter Agreement in connection with the resale registrations under the Securities Act of 1933, as amended, of the Company’s common stock.

The Upfront License Agreement Payment and the Purchase Payment totaled $100 million, which was received on April 17, 2014. Accordingly, the Company will account for the above License Agreement, Purchase Agreement, and Letter Agreement as events in the fourth quarter of its 2014 fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events and results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, investment plans, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our technology, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. The occurrence of the events described above or below could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and additional risk factors disclosed in Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview of Our Business

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with a portfolio of mobile technology patents and patent applications.

In the prior fiscal year we changed our business strategy to focus on its intellectual property and to restructure the Company’s business operations. The Company is now focused entirely on pursuing a multi-pronged strategy to realize the value of our patent portfolio.

Our strategy includes direct licensing, litigation when necessary, sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. We intend to generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure or hardware and/or develop mobile communications products. Our goal is to obtain compensation for the use of our patented ideas through fair and reasonable royalties on our intellectual property.

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We did adopt a new accounting policy relating to how we account for contingent legal expenses as described in Note (1) Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Overview of Financial Results During the Three and Nine Months Ended March 31, 2014

Revenues

We anticipate generating revenue primarily from licensing our intellectual property.

We did not recognize any revenue during the three and nine months ended March 31, 2014. During the three and nine months ended March 31, 2013, our license fee revenue was from one customer in the amount of $30,000 and $36,000, respectively.

Operating Expenses

The following table represents operating costs and expenses for the three and nine months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2014	2013	Change	2014	2013	Change
Operating costs and expenses:
Sales and marketing expense	$—	$4	-100%	$—	$82	-100%
Patent licensing expenses	5,646	2,861	97%	16,192	11,576	40%
General and administrative	2,278	8,350	-73%	5,421	16,491	-67%
Restructuring and other related costs	—	42	-100%	—	1,848	-100%

Total operating costs and expenses	$7,924	$11,257	-30%	$21,613	$29,997	-28%

Sales and marketing expense

Sales and marketing expenses include costs related to public relations, advertising, promotional materials and other market development programs. During the three and nine months ended March 31, 2014, the Company did not incur any expenses related to sales and marketing compared to $4,000 and $82,000 in the three and nine month periods ended March 31, 2013.

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

During the three months ended March 31, 2014 patent licensing expenses increased 97% or $2.8 million compared with the same period of 2013. This variance is due to $2.4 million increased US and European litigation fees and expenses and higher prosecution and maintenance fees of $0.4 million. We expect our quarterly patent licensing expenses to be between $5 million and $7 million per quarter based upon our current staffing and outstanding legal assertions.

During the nine months ended March 31, 2014, patent licensing expenses increased by 40% or $4.6 million compared with the corresponding period in the prior year. This increase is primarily due to higher litigation expenses of $2.3 million and higher prosecution and maintenance expenses of $2.3 million.

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

General and administrative expense for the three months ended March 31, 2014 totaled $2.3 million, a reduction of 73% or $6.1 million from the same period in 2013. General and administrative expense during the three months ended March 31, 2013 included $3.3 million in non-employee compensation related to the Ericsson Transaction, $1.1 million in expenditures related to the close of this transaction, and $0.9 million in costs of evaluating business options. Additionally, the prior period included bonus and severance of $0.4 million and stock-based compensation of $0.9 million related to the transition of the CEO. We also experienced an increase in temporary resources assigned to the continuing operation to facilitate transitioning systems and processes suitable to a smaller company during that period. Current period expenses included $0.7 million in stock-based compensation driven by the stock modification charges of $0.5 million from recent changes in our board of directors, and $0.1 million for settlement of a litigation matter. We expect our quarterly general and administrative expenses to be consistent with the amount incurred in the third quarter excluding unique charges.

During the nine months ended March 31, 2014, general and administrative costs decreased 67% or $11.1 million compared with the same period of 2013. The decrease was primarily due to the following unique costs incurred in 2013: The Ericsson transaction last year drove costs of $3.3 million in non-employee compensation and $1.1 million in professional fees specific to the transaction. $2.9 million of professional fees were incurred during the first nine months last year from the evaluation of strategic business alternatives. Incremental compensation expenses incurred last year as compared to this year consists of $2.8 million in added labor costs and $0.8 million higher stock-based compensation, bonus and severance expenses related to the transition of staff and executive management.

Restructuring and Other Related Costs

Since we completed our restructuring efforts during the fiscal year ended June 30, 2013, we did not incur any new restructuring and other related costs nor have our estimates of those costs changed for the three and nine months ended March 31, 2014. We do not anticipate any restructuring charges for the remainder of fiscal 2014.

We incurred restructuring and other related costs during the three and nine months ended March 31, 2013 of $42,000 and $1.8 million, respectively, consisting of charges associated with estimated severance, facility and accelerated depreciation costs as a result of our relocation to Reno, Nevada.

Interest Income

Interest income was $25,000 and $38,000 for the three months ended March 31, 2014 and 2013, respectively, and was $95,000 and $173,000 for the nine months ended March 31, 2014 and 2013, respectively. The decreases from the prior period resulted from our increased investment in government issued instruments and certificates of deposit, which generally bear lower interest rates than corporate bonds, which were held during the prior period. We expect our investments to be in government instruments and certificates of deposit for the remainder of fiscal 2014.

Interest Expense

During the three months ended March 31, 2014, interest expense increased to $0.9 million compared to $0 in the same period of 2013. The increase was the result of the Company issuing Senior Secured Notes in late fiscal 2013 and associated “in-kind” interest payment and amortization of debt discounts and deferred issue costs. For the remainder of fiscal 2014, we expect our interest expense to increase slightly based upon the compounding nature of the in-kind interest payments.

During the nine months ended March 31, 2014, interest expense increased to $2.7 million compared to $3,000 in the corresponding period in the prior year. The increase was the result of the Company issuing Senior Secured Notes in late fiscal 2013 and associated “in- kind” interest payments and amortization of debt discounts and deferred issue costs.

Other Income (Expense), net

During the three months ended March 31, 2014, we recognized approximately $0.5 million of other expense compared to $1.1 million of other expense for the corresponding period in the prior year. In the current period, other expense was primarily due to an increase in the fair value of the liability classified consultant stock compensation issued in conjunction with the closing of the Ericsson transaction in February 2013. The value of this instrument fluctuates with our stock price and remaining time to expiration and is revalued quarterly. Other expenses in the three months ended March 31, 2013, were primarily associated with the sale of auction rate securities in February 2013, which resulted in proceeds of $1.9 million and a realized loss of $1.1 million.

Other income during the nine months ended March 31, 2014 totaled $0.3 million and was primarily associated with net decrease in the fair value of consultant stock compensation included in accrued liabilities on the Condensed Consolidated Balance Sheets. Other expenses during the nine months ended March 31, 2013 totaled $1.1 million and primarily resulted from a loss on the sale of auction rate securities in February 2013.

Loss from Continuing Operations

For the reasons described above, we reported a loss from continuing operations of $9.4 million and $12.3 million for the three months ended March 31, 2014 and 2013, respectively, and of $24.0 million and $30.9 million for the nine months ended March 31, 2014 and 2013, respectively.

Discontinued Operations, net of tax

We recognized a loss from discontinued operations of approximately $58,000 during the three months ended March 31, 2014 compared with income from discontinued operations of $0.1 million in the same period of 2013. Expenses associated with discontinued operations in the current period were primarily associated with liquidation of our legacy subsidiaries. During Q3 of 2013, we incurred $0.5 million of expenses related to the liquidation of legacy subsidiaries. This was offset by a gain in the prior year quarter of $0.6 million we realized from the recovery of an escrow account established for potential unforeseen costs following the sale of our Location business in February, 2012. Going forward, we expect to incur expenses similar to our Q3 2014 total until we are able to close out all remaining discontinued foreign subsidiaries.

During the nine months ended March 31, 2014, we recognized income from discontinued operations of $61,000 compared with a $8.0 million loss in the same period of 2013. The costs incurred during the nine months ended March 31, 2013 primarily relate to the excess cost of providing the transition services and facilities beyond the fees received, as well as severance payments and stock- based compensation modifications triggered in periods following the sale of the product business. Discontinued operations, net of tax, primarily consists of the cost of dissolving our foreign subsidiaries where we no longer have operations.

Net Loss

For the reasons described above, we reported a net loss of $9.4 million and $12.2 million for the three months ended March 31, 2014 and 2013, respectively, and a net loss of $23.9 million and $38.9 million for the nine months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2014, our working capital was approximately $43.7 million, a decrease of approximately $22 million from June 30, 2013. This decrease in our working capital was primarily the result of a net decrease in cash and cash equivalents as described below.

The following table presents our cash flows for the nine months ended March 31, 2014 and 2013 (in thousands):

	Nine Months Ended March 31,
	2014	2013
Cash used in operating activities	$(4,372)	$(62,320)
Cash provided by (used in) investing activities	(44,788)	29,321
Cash provided by financing activities	12,439	1,532

Net decrease in cash and cash equivalents	$(36,721)	$(31,467)

Historically we have obtained a majority of our cash and investments through debt and equity offerings resulting in net proceeds of approximately $49.4 million, of which $36.9 million were received at the end of 2013 fiscal year. Additionally, we received approximately $17.3 million cash during the first quarter of the 2014 fiscal year upon the release of a restricted cash collateral account.

Cash used in operating activities

Cash used in operating activities during the nine months ended March 31, 2014 was $4.4 million compared to cash used in operating activities of $62.3 million during the same period of 2013. The $57.9 million decrease in cash used in operating activities was primarily attributable to the following:

•	In July 2013 a restriction on a $17.3 million cash collateral account for a letter of credit relating to a lease on the Company’s former headquarters was removed and the cash collateral was returned to the Company compared to an increase in restricted cash of $18.7 million during the nine months ended March 31, 2013, $18 million of which related to establishment of a cash collateral account to maintain certain letters of credit principally for a lease of the Company’s former headquarters and $0.7 million related to the funding of a Rabbi trust for a severance payment obligation. The effect of these transactions was a decrease in cash used in operating activities of $36 million.

•	The Company reported a $23.9 million net loss for the nine months ended March 31, 2014 compared to a $38.9 million net loss in the same period of 2013. The above decrease in the net loss resulted in a $15.0 million decrease in cash used in operating activities for the reasons discussed above in Results of Operations.

•	Accrued restructuring costs decreased $0.5 million during the nine months ended March 31, 2014 compared to a $10.7 million decrease in the same period of fiscal 2013. The above changes in accrued restructuring costs resulted in a $10.2 million decrease in cash used in operating activities.

•	The Company incurred stock-based compensation of $1.9 million for the nine months ended March 31, 2014 compared to $5.8 million in stock-based compensation for the same period of fiscal 2013. The decrease in stock-based compensation was primarily attributable to $3.2 million in non-employee stock-based compensation for the services related to the Ericsson transaction in February of 2013 and $0.9 million of stock-based compensation for the separation and bonus of the Company’s prior CEO. The effect of the above changes in stock-based compensation resulted in a $3.9 increase in cash used in operating activities.

Cash provided by (used in) investing activities

Cash used in investing activities during the nine months ended March 31, 2014 was $44.8 million compared to cash provided by investing activities of $29.3 million during the same period of 2013. The $74.1 million increase in cash used in investing activities was primarily attributable to the purchases and maturity or sales of investments as follows:

•	During the nine months ended March 31, 2014, the Company purchased $71.8 million of short and long-term investments consisting primarily of government instruments and certificates of deposit compared to the purchase of $11.0 million of short and long-term investments in the same period of fiscal 2013. The effect of the purchase transactions was an increase in cash used in investing activities of $60.8 million.

•	During the nine months ended March 31, 2014, the Company received $27.1 million of proceeds from the sale and maturity of previously held available for sale securities for compared to $41.6 million in the same period of fiscal 2013. The above decrease in proceeds from maturity or sales of investments resulted in an increase in cash used in investing activities of $14.5 million.

Cash flows provided by financing activities

Cash provided by financing activities during the nine months ended March 31, 2014 was $12.4 million compared to $1.5 million in the same period of fiscal 2013. The $10.9 million increase in cash provided by financing activities is primarily attributable to the following:

•	The Company received proceeds of $12.5 million from our rights offering in September 2013. There was no rights offering in the nine month period ended March 31, 2013, which resulted in a $12.5 million increase in cash provided by financing activities.

•	The Company paid a total of $1.5 million of debt and equity issuance costs during the nine months ended March 31, 2014 of which $1.0 million of the above costs were accrued as of June 30, 2013. Approximately $0.4 million of equity costs associated with the rights offering described above were incurred and paid in the nine month period ending March 31, 2014. There were no comparable costs in the same period of fiscal 2013, resulting in a $1.5 million decrease in cash provided by financing activities.

While we believe that our current working capital and anticipated cash flows from operations, as well as proceeds from our financing activities, and the release of the restricted cash will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities to fund growth activities. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of our common stock and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We also may pursue contingency arrangements related to our legal cases and/or alternative litigation financing contracts.

There can be no assurance that we will be able to raise additional capital in amounts sufficient to meet our long-term requirements, if at all. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned intellectual property initiatives, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash and investment portfolio in a manner designed to facilitate adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any, for the next twelve months.

Long-Term Debt Obligations and Commitments

As of March 31, 2014, our principal long-term debt obligation consisted of 12 7⁄8% Senior Secured Notes (“Notes”) in the amount of $25 million and due in June 2018 with an effective interest rate of 17.2%. From the date of issuance of the Notes until June 2015, we will make interest only quarterly “in-kind” payments via issuance of additional Notes. Beginning in the third year after the date of issuance, the Company has the option to make quarterly cash interest only payments at a nominal rate of 12.5% per annum.

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

In September 2013, the Company entered into an agreement with a law firm, providing for legal services on a partial contingency and partial flat fee basis (the “September 2013 Agreement”). The September 2013 Agreement provides the law firm will be the Company’s legal counsel in connection with the Company’s patent infringement litigation matters with Google, Inc., Apple, Inc. and Research in Motion Ltd. (the “Patent Enforcement Matters”). Under the September 2013 Agreement, the Company will pay the law firm a flat fee of $0.5 million per month for twenty-four months ending July 2015. If any of the Patent Enforcement Matters are resolved prior to the conclusion of the the twenty-four month period, the flat monthly fee is subject to certain downward adjustments.

In addition to the flat monthly fee, the Company will pay the law firm a contingency fee based on a sliding scale percentage of any negotiated fees, settlements or judgments awarded, if any, up to a maximum of $70 million. The term of the agreement is five years.

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

In March 2014, the Company entered into an agreement with another law firm, providing for legal services on a partial contingency and partial fixed fee basis (the “March 2014 Agreement”). The March 2014 Agreement provides the law firm will be the Company’s counsel in connection with the Company’s parallel patent infringement actions in the United Kingdom (UK) and Germany filed in March 2014.

Under the March 2014 Agreement, the Company expects to pay the law firm a fixed fee over seven quarters with the first payment starting in the second quarter of fiscal 2014. The Company is responsible for payment of all expenses incurred by the firm under the March 2014 Agreement. In addition to the fixed fee and expenses, the Company will pay the law firm a contingency fee in the event of a recovery from a settlement or a judgment in connection with the UK litigation case. The contingency fee is calculated as a percentage of deferred fees.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President/CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on the above evaluation, our President/CFO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President/CFO, to allow timely decisions regarding required disclosure.

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

As previously disclosed, we identified material weaknesses in internal control over financial reporting as a result of not having adequate personnel with sufficient experience in financial reporting at the end of our 2013 fiscal year. Following the above identification, our initial remediation plan consisted of employing additional temporary financial reporting resources, implementing enhanced review processes, and commencing of training programs for our staff. In the second quarter of our fiscal year, we hired a new controller with substantial experience in financial reporting for publicly held companies and have continued our initial steps described above. We believe we have adequately remediated the above material weakness as of March 31, 2014.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our fee arrangements with patent enforcement legal counsel subjects us to certain risks and substantial fees and could limit our net proceeds derived from any successful patent enforcement actions.

We have entered into several agreements for legal services on a blended fee basis for our patent infringement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment. Some of the agreements contain dollar limits on the total contingency fee that may be earned. We are responsible for the current payment of out of pocket expenses incurred in connection with the patent enforcement matters. We are not in control of the timing, costs and fees associated with the patent enforcement Matters, which could be substantial and we could be required to pay substantial litigation support costs without any recovery. Costs and fees paid by to our patent enforcement counsel could also limit our share of proceeds, if any, from future patent enforcement actions. Furthermore, there can be no assurance that our patent enforcement counsel will diligently and timely pursue patent enforcement actions on our behalf.

We have concluded that a material weakness in our internal control over financial reporting existed at the end of Fiscal 2013 as a result of not having adequate personnel with sufficient experience in financial reporting.

As part of its assessment, management concluded that, as of June 30, 2013, a material weakness in internal control over financial reporting existed as a result of not having adequate personnel with sufficient experience in financial reporting. We have adopted certain remedial measures to address this weakness, but due to the nature of the material weaknesses and frequency of the financial reporting control processes, we had been unable to demonstrate that the remedial measures are operating effectively until the period ended March 31, 2014. Through enhanced review of financial reporting resources, training of personnel, and hiring of new personnel with experience in financial reporting, we believe we have adequately remediated this material weakness as of March 31, 2014. However, even with these remedial measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, we issued 549,450 shares of our common stock, par value $.001 per share, in consideration of financial advisory services in connection with our private placement of the Notes and shares of our common stock. The issuance was made in reliance on Section  4(2) of the Securities Act.

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

Date: May 8, 2014

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