Form 10-K
period 2014-06-30
UNWIRED PLANET, INC.
filed 2014-09-12
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $150,312,588 as of December 31, 2013 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including persons who own more than 5% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 111,762,785 shares of the registrant’s common stock issued and outstanding as of September 8, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2014 Annual Meeting of Stockholders- Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events, and our results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, recognition of revenue related to licensing activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs and the other risks discussed under the subheading “Risk Factors” in Item 1A. The occurrence of the events described above or in “Item 1A. Risk Factors” below could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in this section and in the “Risk Factors” below and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission.

PART I

Item 1. Business

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UP”, “our”, “we”, “us”, or the “Company”) is an intellectual property licensing company with approximately 2,500 mobile technology patents and patent applications. The patents cover a wide range of technology associated with mobile communications. The Company pursues licensing in three key markets: Mobile Cloud & Services, Infrastructure related to wireless networks and Mobile Devices.

Unless the context otherwise requires:

•	the terms “we”, “us” and “our” are references to Unwired Planet, Inc. and/or its subsidiaries.

All period references are to our fiscal years which begin July 1 and end June 30.

Unwired Planet was incorporated in 1994 as a Delaware corporation, and we completed our initial public offering in June 1999. Our principal executive offices are located at 170 South Virginia Street, Suite 201, Reno, Nevada, 89501. Our telephone number is (775) 980-2345. We file periodic reports and other documents with the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We make available, free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website www.unwiredplanet.com is not incorporated by reference to this document and you should not rely on information on our website in connection with making an investment decision.

Our Strategy

License Our Mobile Technology Patents. Many manufacturers of wireless devices and wireless communications equipment as well as wireless network operators use our patented ideas without our authorization. We desire to enter into long-term license agreements providing reasonable royalties for use of our patented ideas.

Manage Our Portfolio. We review our patent portfolio as a regular part of our operations. We may, from time-to-time, sell patents or purchase patents in light of the value of particular assets in licensing opportunities with customers.

As we execute our licensing strategy, we anticipate the related revenue in future periods to be unpredictable and volatile. Additionally, legal costs associated with our efforts to license and protect our intellectual property and proprietary rights could be material at any given period and are, likewise, unpredictable and volatile. Effectively policing and enforcing our intellectual property is time consuming and costly. In addition, there can be no assurance that any ongoing or future litigation will be successful.

History of Our Business

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

As of June 30, 2011, Openwave Systems had an accumulated deficit of approximately $3.2 billion. In January 2012, we announced the pursuit of strategic alternatives to divest our product businesses and narrow our focus on our intellectual property business.

In May 2012, we officially changed our name back to Unwired Planet, a name which recalls the formative years when many of our foundational mobile communication patents were filed, and began trading on NASDAQ under the new symbol: UPIP. On April 30, 2012, we completed the sale of our remaining product businesses. Unwired Planet is now solely focused on a multi-pronged intellectual property strategy that includes, among other things, licensing and enforcement, when necessary, to protect the value of its patent portfolio.

Our Intellectual Property Focus

Unwired Planet established many of the foundational patents that allow mobile devices to connect to the Internet. Over the years, we have amassed through the efforts of our own R&D, a large patent portfolio, much of which is considered foundational to mobile communications. In the late 1990’s we joined with Telefonaktiebolaget LM Ericsson (Ericsson) in the development of the Wireless Application Protocol (“WAP”) for the nascent mobile industry. In 2013, we again paired with Ericsson when Unwired Planet LLC (“UP LLC”) acquired a portfolio of theirs that includes standard essential patents for 2G, 3G and LTE systems. We have filed a number of the agreements that we entered into with Ericsson as exhibits to this Annual Report. You should read those agreements carefully in their entirety, and our descriptions of those agreements in this Annual Report are qualified in their entirety by reference to those agreements.

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

Ericsson, too, has invested extensively in R&D to pioneer mobile communication. Patents developed by Ericsson include standard essential patents for 2G, 3G and LTE devices, as well as implementation patents critical to mobile communication. The combined portfolio we have of Ericsson and UPIP patents spans the full mobile communication spectrum.

In March 2014, the Company entered into (i) a Patent License Agreement (“patent license”) with Lenovo PC International Limited and (ii) a Patent Purchase Agreement (“patent sale”) with Lenovo Group Limited. The agreements are referred to collectively as “the Lenovo Agreements”, and “Agreements”. Lenovo PC International Limited and Lenovo Group Limited are collectively referred to as “Lenovo”. With the closing of the Lenovo transactions, which generated $100.0 million in gross proceeds, the Company realized its first patent license and sale transactions since restructuring the Company in 2012 to focus on intellectual property.

The Intellectual Property Business

Selling patent licenses requires coordinated sale, engineering and legal efforts. Reasonable royalties for our patented ideas are best secured through negotiated license agreements thereby avoiding the costs and uncertainties of litigation. Sales of patent licenses require long sales cycles, which are extended when litigation is required.

Obtaining reasonable royalties for use of our patented ideas is generally dependent on:

•	Showing that the customer’s products infringe the claims in our patents;

•	Resolving disputes as to claim construction – the correct meaning of the claims in our patents;

•	Establishing the reasonable royalty rate for using our patents; and

•	Defeating arguments that our patents are not valid or are not enforceable.

Although our licensing team is engaged with many potential customers, some customers do not take advantage of the discounts we offer in non-litigation licensing from the reasonable royalties that we as the patent holder are legally entitled to. As a result, enforcement becomes necessary.

Due to the long and highly variable sales cycle involved with intellectual property, revenue recognition and profitability can be extremely volatile and episodic.

Intellectual property licensing requires other parties to be reasonable and willing to work out a fair royalty arrangement. In fact, many of these parties have teams in place precisely for the purpose of delaying or avoiding such a royalty discussion. Our customers willingness and ability to pay reasonable royalties is, in part, affected by the number of patents infringed by its products, the concentration of the holders of those patents, the customers cost of licensing those patents, and the profitability of the infringing product.

Some of the companies that we believe use our patented technology may not voluntarily enter into license agreements. As a result, we have developed abilities to plan, execute and sustain enforcement campaigns to protect our patent portfolio. Enforcement campaigns are expensive and the legal process takes an unpredictably long time.

When litigation becomes necessary, intellectual property companies choose how to compensate their lawyers. Lawyers may be paid:

•	on an hourly basis – where the result of the case has no effect on the lawyers’ compensation;

•	on a contingency basis – where the lawyer only gets paid if the matter is resolved successfully; or

•	a hybrid of the above – where the risk is shared between the client and the lawyer.

Our Patent Portfolio

As of June 30, 2014, we owned 2,268 issued patents and 235 patent applications. A patent is a government issued right for the patent owner to exclude others from using, making, having made, selling, offering for sale or importing products that infringe the claims in the patent. In general, a patent is issued on a new or novel idea, chemical structure, design, or business method. Generally speaking, for a patent to be valid:

•	the claims must not cover unpatentable subject matter;

•	the claims must not be invalid because they were obvious at the time of invention to one skilled in the art;

•	the claims must not be invalid because they were anticipated in prior art;

•	the patent must not have been obtained through inequitable conduct before the patent office; and

•	the patent must not be unenforceable under non-patent law, such as anti-trust laws, or under patent law.

The following charts highlight elements of our patent portfolio as of June 30, 2014.

Distribution of Granted and Pending Patent Applications by Geographical Area

Distribution of Granted and Pending Patent Applications by Utility

Distribution of Granted Patents and Pending Patent Applications by Year

Although the rules are extremely technical, in general, United States patents expire twenty years from their filing date.

Competition

We believe that our principal competition for our patents may come from our prospective customers, some of whom are evaluating and developing products based on technologies that they contend or may contend do not infringe our patents.

In addition, though other patent holders seeking licenses are not direct competitors, their actions can adversely affect us. For example, they compete with us for the time, resources and attention of the potential licensees, thereby potentially slowing progress in our technical discussions and negotiations. In addition, some licensing parties are inexperienced, undercapitalized, impatient or subject to adverse business pressures. As a result, they may enter into license arrangements that undervalue their own patents. These suboptimal agreements can be used by our licensee targets as comparables to attempt to drive values down.

We also face a form of competition known as royalty stacking. Royalty stacking exists where there are many patent owners who seek to obtain royalties on the same product. Absent an increase in price, as royalty costs from different patent owners stack-up in the bill of materials of a particular product, our customer’s gross profit shrinks as its costs of goods sold rises. As this pressure increases, our customers become more reluctant to pay royalties for patented ideas used in their products.

A number of large technology companies are lobbying to change the United States patent system. To date, we have not made a significant investment in government affairs. It is possible that the United States patent system may become so weak as to reduce the value of our patented ideas and thereby resulting in a material adverse effect on our business strategy.

Employees

As of June  30, 2014, we had 15 employees.

Item 1A. Risk Factors

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

Under the terms of our acquisition of certain patents and patent applications from Telefonaktiebolaget L M Ericsson and an indirect subsidiary (collectively, “Ericsson”) pursuant to a Master Sale Agreement (the “MSA”), dated as of January 10, 2013, between Unwired Planet Inc. and certain of our subsidiaries, including our indirect subsidiary, UP LLC, UP will pay Ericsson the following portion of UP LLC’s cumulative gross revenue on a quarterly basis in accordance with the provisions of the MSA (the “Gross Revenue Payments”): (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus (ii) 50% of the amount of Cumulative Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. Revenue sharing may be adjusted in Ericsson’s favor as described below. This revenue sharing may be adjusted depending on the terms of specific licensing arrangements. As a result, we will not realize the benefit of all of the revenue we generate, and we will lose an increasing percentage of our revenue if we are successful.

Further, UP LLC granted Ericsson licenses and other rights in the transferred patents and all other patents owned or controlled by UP LLC. The transferred patents are also subject to encumbrances relating to existing Ericsson licenses, and UP LLC has granted Ericsson a lien on all of UP LLC’s assets. Additionally, we have agreed not to engage in, or provide services to any person who conducts or otherwise engages in, the business of generating revenue or otherwise monetizing patents through licensing or selling of patents or initiation or participation in litigation or other legal proceedings to protect and enforce any patent or any other intellectual property right or any other business that is competitive with the business of UP LLC. During a specified period following the closing of the Ericsson transaction, with respect to certain patents, the MSA establishes revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses (or similar rights) below certain agreed-upon royalty rates. Additionally, UP LLC has accepted an obligation to behave in a manner that is fair, reasonable and non-discriminatory (“FRAND”).

The aggregate result of these commitments, together with other obligations contained in the Ericsson transaction documents, is such that we will pursue recurring revenue license arrangements that reflect the fair value of our entire patent portfolio, while at the same time respecting Ericsson’s existing commitments, customers and, to the extent applicable, any FRAND obligations. We believe that such an approach will maximize value for our stockholders over the long term, but such arrangements may take a longer period of time to achieve and may result in smaller up-front payments, as compared to lump sum perpetual licensing.

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

The MSA provides that in connection with a UP Change of Control (as defined in the MSA), Ericsson will have the right either to (i) terminate the MSA and receive a cash payment (the “Sale Payment”) or (ii) elect to continue the MSA in full force and effect and not receive the Sale Payment. In the event Ericsson elects to receive the Sale Payment, such Sale Payment will be equal to Ericsson’s share of the fair market value of all patents and other assets owned or held by UP LLC (the “Patent FMV”). The Patent FMV will be determined per the MSA. After the Patent FMV has been determined it will be deemed incremental “Cumulative Gross Revenue” and distributed in accordance with the formula for Gross Revenue Payments described above. However, if a UP Change of Control occurs before February 17, 2016 and Ericsson elects to receive the Sale Payment, the Sale Payment will be at least $1.05 billion less Gross Revenue Payments actually received by Ericsson prior to the consummation of the UP Change of Control. The cumulative effect of these provisions could have the effect of delaying or preventing changes in control of our Company, which could adversely affect our stock price.

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

Our alternative fee structures with litigation counsel could limit our net proceeds derived from any successful patent enforcement actions.

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment. Some of the agreements contain dollar limits on the total contingency fee that may be earned. We are responsible for the current payment of out of pocket expenses incurred in connection with the patent enforcement matters.

We depend on recruiting and retaining key management with patent and intellectual property experience.

Our performance depends on attracting and retaining key management and personnel with the requisite expertise. Competition for qualified personnel with intellectual property expertise is significant. We believe that there are only a limited number of persons with the requisite skills to serve in many of our key positions, and it is generally difficult to hire and retain these persons. Furthermore, it may become more difficult to hire and retain key persons as a result of our past restructurings, any future restructurings, and our past stock performance. In the event of turnover within key positions, integration of new employees will require additional time and resources, which could adversely affect our business plan. If we are unable to attract or retain qualified personnel, our business could be adversely affected.

Our exposure to governmental regulations and court decisions, including new legislation and court actions by the United States Patent and Trademark Office, could adversely affect our ability to execute on our patent strategy and licensing initiatives and our results of operations.

The substantial majority of our asset value consists of intangible property rights, which are largely dependent upon U.S. and foreign laws and enforcement procedures. Patent law is a constantly evolving body of law, and changes can affect our rights and our ability to execute on our strategy and our financial results. These changes may come from court decisions, patent office procedures and decisions, legislative changes and/or executive orders in the United States as well as similar changes in the many foreign countries where we hold patents. We may spend a significant amount of resources to enforce existing and any newly acquired patents. If new legislation, regulations or rules are implemented that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our strategy and would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

Until recently, we were primarily a software company delivering Mediation and Messaging solutions to communication service providers. We sold the last of our products businesses as of April 30, 2012 and are focusing our efforts on realizing the value of our intellectual property portfolio. Since focusing our Company exclusively on intellectual property, we have completed one significant patent licensing transaction and one sale transaction both in April 2014. We have a limited operating history and a limited track record with respect to our intellectual property strategy, which could make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected.

The mobile handset market is consolidating which could limit our ability to enter into profitable and long-term licensing agreements and negatively impact our business.

Our largest market for patent licensing, the mobile device market, has few participants. Recently there has been consolidation in the mobile device market with certain companies emerging as the dominant market participants. The remaining market participants in the mobile device market are suffering financial losses and may not have the financial ability or willingness to enter into a licensing agreement with the Company. In addition, the now dominant market participants in the mobile handset market are well capitalized with greater financial resources than ours providing them with a greater ability to sustain patent infringement litigation, which may put us at a disadvantage. This, in turn, may adversely affect our financial condition, results of operations, and ability to raise additional capital on terms we consider acceptable.

Efforts to realize the value of our patents may not be successful, which may lead to expensive and time-consuming litigation.

Litigation may be necessary to secure payment for the use of our patented ideas. Litigation is time consuming, expensive, uncertain, subject to appeal, increases time to revenue, unpredictable and subject to many factors beyond our control. Our results of operations, financial condition and cash flows will be adversely affected during the pendency of the dispute and we expect that the uncertainty arising from the litigation will increase volatility in the market price of our securities.

We are litigating with very sophisticated companies with extensive resources that have many tactics available to them. Their actions can become very costly and time consuming for us and may lead to negative, adverse results for us.

We are litigating with very sophisticated companies with extensive resources. These companies have many tactics available to them, such as delay tactics, venue change, requests for patent reexaminations, counterclaims and administrative investigations for alleged violations of fair, reasonable, and non-discriminatory licensing commitments, and others. Although we believe in the intrinsic value of our patents, these tactics may delay enforcement and collection of royalties on our patents and can force us to spend significant sums to react to them.

Our operations require sufficient cash flows from operating activities, cash on hand and financings.

Starting in 2012, we began to focus on pursuing a multi-pronged strategy to realize the value of our patent portfolio, including direct licensing or sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. In furtherance of this strategy, we may from time to time spend significant resources in enforcing existing patents in litigation and taking certain other actions. Since 2012, we have completed two revenue generating transactions, both with Lenovo in the 2014 fiscal year. Until we begin generating additional revenue from the licensing or sale of our patent portfolio, these activities will be funded primarily by our current working capital. We believe our current working capital will be able to meet our cash needs for at least the next 12 months. Additionally, we may pursue contingency arrangements and/or alternative financing contracts to increase our available cash and fund our planned intellectual property initiatives. From time to time, in addition, or as an alternative, we also may consider raising capital through public or private offerings of securities. If financing is required to sustain our working capital and is unavailable or prohibitively expensive when we require it, we may not be able to fully realize the value of our patent portfolio and we may be forced to reduce the scope of planned intellectual property initiatives. This may have a material adverse effect on our business, operating results, financial condition and prospects.

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

In certain foreign jurisdictions where we have or may initiate litigation we may be responsible for all or a portion of defendant’s legal fees and costs.

In March 2014, the Company filed parallel infringement actions in the United Kingdom (UK) and Germany. Should we be deemed the losing party in any of its applications to the court in the UK or Germany, we may be held responsible for all or a portion of the defendant’s legal fees for the relevant application or for the litigation.

Our patents have existing licensing encumbrances.

Existing licensing encumbrances preclude us from deriving licensing revenue from certain third parties. In many cases we fully understand these encumbrances, their impact and their expiration. However, in other cases there may be unknown encumbrances, or unexpected impact from encumbrances (such as an unknown supply chain or partnership) within the complex mobile ecosystem that negatively impact our potential revenue. If additional encumbrances are discovered, they could restrict our revenue opportunities with affected licenses and thus have an adverse impact on our business, results of operations, and cash flows.

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

The United States and foreign patent systems afford a limited lifespan of protection for each patent. In the United States, a patent is entitled to 20 years of protection from the date of filing the application. Our existing portfolio will begin to expire towards the end of 2015, with a material quantity of patents in our portfolio expiring over time beginning in 2016 through 2025. If we are unable to develop or acquire new technologies and patents with a longer lifespan, our ability to generate revenues could be substantially impaired following these dates of expiration.

Focusing our business model on realizing the value of our intellectual property is a relatively recent initiative and may not result in anticipated benefits.

Until recently, we were primarily a software company delivering Mediation and Messaging solutions to communication service providers. We sold the last of our products businesses as of April 30, 2012 and are focusing our efforts on realizing the value of our intellectual property portfolio. Since focusing our Company exclusively on intellectual property, we have completed one significant patent licensing transaction and one sale transaction both in April 2014. We have a limited operating history and a limited track record with respect to our intellectual property strategy, which could make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected.

We face risks of technological obsolescence.

A superior technology could be developed during the life of our patents that makes the benefits of our patents obsolete. We conduct business in markets characterized by intense competition, rapid technological change, and evolving industry standards. We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative technologies, which may be less costly or provide additional features.

Running royalty arrangements expose us to fluctuations in our customers’ business.

We believe we optimize the value of our intellectual property by structuring our relationships with our intellectual property customers in the form of long-term running royalty license agreements where possible. These running royalty arrangements expose us to fluctuations in our intellectual property customers’ revenues which are, in part, dependent on the success of their products, conditions in the markets they serve, competing technologies, the relevance of our patented ideas to their products, and the effectiveness of the terms of our license agreements. Accordingly, our intellectual property revenue streams and cash flows will fluctuate, often unpredictably, and we will report these variable revenues at least one quarter following the sale of products we license. Volatility in our revenue or cash flow streams may adversely affect the market price for our securities.

Additionally, our intellectual property revenue streams will be dependent upon our license agreements. Our customers may not fully comply with their obligations under those agreements, we may not negotiate terms that effectively secure the revenue streams we expect, we may have to audit or resolve disputes under the license agreements and we may have to renew or replace the revenue stream when licenses expire. Any of these conditions may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We may require additional capital to grow our business.

From time to time, we may require additional capital to execute on our growth plan. New equity capital could be dilutive to your voting rights and economic ownership of us. Additional outstanding shares of our common stock may result in lower earnings per share. We may issue preferred stock that has preferences over our common stock, requires periodic interest payment in cash or other securities, has superior voting rights to those of our common stock, and is entitled to elect directors or vote on other matters submitted to our stockholders or other privileges.

We may assume or incur indebtedness. If we default on our indebtedness, we may be forced into bankruptcy in which you are likely to lose your entire investment in our common stock. Indebtedness could have other important consequences to us, including the following:

•	Our ability to obtain additional financing, if necessary, for working capital, or other purposes may be impaired or such financing may not be available on favorable terms;

•	Our funds available for operations, future business opportunities and distributions to stockholders will be reduced by that portion of our cash flow required to make future interest or principal payments on our debt; and

•	We may be more vulnerable to competitive pressures or a downturn in business or the economy generally.

Our ability to service our debt in the future will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, many of which are beyond our control.

If we are unable to successfully maintain or license existing patents, our ability to generate revenues could be substantially impaired.

Our ability to be successful in the future will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly. While we expect for the foreseeable future to have sufficient liquidity and capital resources to maintain the level of maintenance necessary, various factors may require us to have greater liquidity and capital resources than we currently expect. If we are unable to successfully license our existing patents, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

If we are unable to substantially utilize our net operating loss carry-forwards, our financial results may be adversely affected.

As of June 30, 2014, we had net operating loss, or NOL, carry-forwards for U.S. federal and state income tax purposes of approximately $1.68 billion and $383.0 million, respectively. In order to preserve our substantial tax assets associated with NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement which was approved at the November 2013 Annual Meeting of Stockholders. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Although we have taken steps intended to preserve our ability to utilize our NOLs, such efforts may not be successful. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed. See Note 12 of the Notes to the Consolidated Financial Statements for more details.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

With the exception of our 2006, and 2014 fiscal years, we have incurred annual losses from continuing operations since our inception. As of June 30, 2014, we had an accumulated deficit of approximately $3.2 billion. We expect to continue to spend significant amounts to execute our intellectual property initiatives, which may not generate significant revenue in future periods. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies with business strategies similar to ours.

We have concluded that a material weakness in our internal control over financial reporting existed at the end of the 2013 fiscal year as a result of not having adequate personnel with sufficient experience in financial reporting.

As part of its assessment, management concluded that, as of June 30, 2013, a material weakness in internal control over financial reporting existed as a result of not having adequate personnel with sufficient experience in financial reporting. We have taken certain remedial measures to address this weakness, which we determined to be adequate as of March 31, 2014, and reaffirmed as of June 30, 2014. Through enhanced review of financial reporting resources, training of personnel, and hiring of new personnel with experience in financial reporting, we believe we have adequately remediated this material weakness. However, even with these remedial measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.

As a publicly listed company with a 13 year history in product sales prior to transforming ourselves into an intellectual property licensing company, we could be exposed to litigation proceedings related to former customers.

We have retained certain ongoing liabilities with respect to indemnification claims related to our former customers that were initiated prior to the closing of the sales of our product businesses. While at this time we are not aware of any claims, litigation related to product-indemnification claims could be costly and time consuming and could divert our management and key personnel from our intellectual property strategy and our business operations.

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

We may be the subject of private or government actions. For example, in the past we have been the subject of several shareholder derivative lawsuits relating to our past option grants and practices. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives, and an unfavorable outcome, may have a material adverse effect on our business, financial condition and results of operations. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of litigation may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers and directors, we are required to indemnify, and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

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

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

We cannot predict the effect of the pending changes in accounting standards on our stock price.

In May 2014, the Financial Accounting Standards Board adopted an Accounting Standards Update that changes how companies account for contracts with customers. We may be required to restate our financial statements to give effect to this new accounting standard and to apply it prospectively. The new accounting standard may require us to recognize revenue from license agreements with our customers in a manner different than under current GAAP. We cannot predict how security analysts and equity market participants will view our valuation if our accounting for licensing agreements becomes more volatile as a result of this new accounting standard.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Reno, Nevada, where we lease approximately 3,797 square feet under a sublease agreement that terminates on July 15, 2016. We have another facility in Dublin, Ireland which is our international headquarters. We have one other facility lease that dates back prior to our restructuring. This facility is located in Burlington, Massachusetts, and the lease on it will expire in November 2014. The future lease payments, net of sublease income, for this facility is included in accrued restructuring costs in our consolidated balance sheet.

We believe that our facilities are sufficient for our purposes for the foreseeable future.

Item 3. Legal Proceedings

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted below, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or in future periods.

(a)	Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking among other things a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM (the “Defendants”) and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”). The Company withdrew the ITC investigation in October 2012. The Federal District Court in Delaware lifted the stay in January 2013 and a single claim Markman or claim construction hearing was held in November 2013. In February 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. A trial date for the above matter has been scheduled for February 2016. The Defendants have filed a motion for summary judgment of non-infringement based upon their interpretation of the claim construction and we have opposed the Defendants’ motion. The Court has not yet ruled on Defendants’ motion for summary judgment. If Defendants’ motion for summary judgment is granted, this case would then proceed to the appellate level.

(b)	Unwired Planet LLC v. Apple Inc. (“Apple”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and Location-based services such as mapping and advertising. In August 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A Markman hearing was held in August 2014 and a claim construction order is anticipated to be issued in the near future. Trial for this matter has been scheduled for February 2015 but the Company expects the trial date will be deferred. Discovery is ongoing in this case.

(c)	Unwired Planet LLC v. Google, Inc. (“Google”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to cloud computing, digital content stores, push notification technologies, and Location-based services such as mapping and advertising. Google filed an application in August 2013 for Inter Partes reexamination with the United States Patent Office and sought and obtained a partial stay on those patents. In July 2014, the Company voluntarily dismissed infringement claims on three of ten patents. A Markman hearing was held in August 2014 and the Company is waiting for a claim construction order. Discovery has closed in this case, and the next phase involves expert reports and testimony.

(d)	Unwired Planet LLC v. Square Inc. (“Square”)

On October 20, 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies. A Markman hearing has been scheduled for September 22, 2014. Square has applied for Inter Partes reexamination on the three patents in the suit. The United States Patent Office has not yet determined whether to institute those proceedings.

(e)	Unwired Planet International Ltd v. Samsung, Google, Huawei, et.al (collectively “EU Defendants”)

In March 2014, the Company filed parallel patent infringement actions in the United Kingdom (UK) and Germany. The UK lawsuit charged Samsung, Google, and Huawei with infringing six UK patents related to technologies fundamental to wireless communications found in mobile devices and network equipment, including the use of LTE telecommunication standards and push notification technology underpinning the Android ecosystem. The German lawsuit charged Samsung, Google, Huawei, LG, and HTC with infringing the six German equivalents of the above UK patents. Due to the number of defendants, both the UK and German courts have schedule staggered trial dates. The first trial date will occur in June 2015 in Germany and in October 2015 in the UK. Additionally, in July 2014, the German court denied Defendants motion for the Company to post a bond securing attorney fees and costs.

(f)	Unwired Planet, Inc. vs. Microsoft

In July 2014, the Company filed suit in the U.S. District Court of Delaware alleging Microsoft breached a patent license agreement the two companies entered into in September 2011. The Company is seeking a declaratory judgment and damages for breach of contract.

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

Originally, three licensees of the Company sought indemnification from the Company under their respective license agreements. All of these matters have been resolved and there are no threatened, pending, or outstanding indemnification claims that the Company is aware of at this time. Accordingly, nothing has been accrued for indemnifications as of June 30, 2014.

Item 4. Mine Safety Disclosures

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

Stock price by quarter	High	Low

Fiscal year ended June 30, 2014:
First quarter	$2.19	$1.65
Second quarter	$1.98	$1.26
Third quarter	$2.29	$1.28
Fourth quarter	$2.44	$1.95

Fiscal year ended June 30, 2013:
First quarter	$2.52	$1.61
Second quarter	$1.96	$1.17
Third quarter	$2.47	$1.23
Fourth quarter	$2.24	$1.79

As of August 19, 2014 there were 278 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these record holders.

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

The following graph compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, and the S&P Telecommunication Services Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the S&P Telecommunication Services Index on June 30, 2009, and calculates the return quarterly through June 30, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Unwired Planet, the NASDAQ Composite Index

and the S&P Telecommunication Services Index

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect discontinued operations, for the 2014, 2013, 2012, 2011 and 2010, fiscal years (in thousands, except per share data):

	Fiscal Year ended June 30,
	2014	2013	2012	2011	2010
Selected Consolidated Statements of Operations Data:
Net revenues	$36,396	$121	$15,050	$4,019	$—
Operating expenses	32,992	39,612	24,020	11,356	11,901
Operating income (loss) from continuing operations	3,404	(39,491)	(8,970)	(7,337)	(11,901)
Income (loss) from continuing operations	453	(39,679)	(8,150)	(8,105)	(11,929)

Discontinued operations:

Income (loss) from discontinued operations, net of tax	(20)	(7,784)	(27,577)	(17,379)	1,556
Gain (loss) on sale of discontinued operations	—	(150)	50,294	(9,764)	4,516
Total income (loss) from discontinued operations	(20)	(7,934)	22,717	(27,143)	6,072

Net income (loss)	$433	$(47,613)	$14,567	$(35,248)	$(5,857)

Basic earnings (loss) per share
Continuing operations	$0.00	$(0.44)	$(0.09)	$(0.10)	$(0.14)
Discontinued operations	$0.00	$(0.09)	$0.26	$(0.32)	$0.07
Net income (loss) per share	$0.00	$(0.53)	$0.17	$(0.42)	$(0.07)

Shares used in computing basic earnings (loss) per share	107,982	90,843	86,354	84,577	83,500

Shares used in computing diluted earnings (loss) per share	108,694	90,843	86,354	84,577	83,500

	As of June 30,
	2014	2013	2012	2011	2010
Selected Consolidated Balance Sheets Data:
Cash and cash equivalents	$93,877	$47,613	$39,709	$47,266	$60,935
Investments (1)	$51,813	$10,793	$53,283	$49,577	$58,433
Total assets	$150,441	$78,238	$97,493	$147,817	$188,609
Fee share obligation (3)	$20,032	$—	$—	$—	$—
Deferred revenue (2)	$33,571	$—	$—	$38,458	$46,932
Notes payable	$25,693	$22,096	$—	$—	$—
Stockholders’ equity	$63,071	$43,927	$68,629	$42,945	$72,759

(1)	includes short and long-term investments
(2)	includes current and non-current deferred revenue
(3)	includes current and non-current fee share obligation

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

Overview

Our business has been transformed over the three years covered by the consolidated financial statements included in this Annual Report. In the 2012 fiscal year we entered into our first substantive licensing agreement with Microsoft and went through the process of exiting our non-intellectual property businesses. In the 2013 fiscal year we relocated the Company to Reno, Nevada, commenced litigation against Apple and Google, completed the acquisition of 2,150 patents from a subsidiary of Ericsson, and raised $37.5 million of an eventual $50.0 million total capital raise. The remaining $12.5 million was secured in the 2014 fiscal year through a rights offering to our existing stockholders. In the 2014 fiscal year we also commenced litigation against Square, Samsung, Huawei, HTC, Google, and LG, and we consummated patent licensing and sale transactions for $100.0 million in gross proceeds with Lenovo Group Limited and Lenovo PC International (collectively “Lenovo”).

As we look forward, our priorities are:

•	Licensing our patent portfolio. We desire long-term running royalty arrangements where our revenues are contingent on the success of products that infringe our patented ideas, and provide our customers with freedom of operation.

•	Managing our portfolio. We review our patent portfolio as a regular part of our operations. We may, from time-to-time, sell patents or purchase patents in light of the value of particular assets in licensing opportunities with customers.

We have $1.68 billion of net operating loss carryforwards that will represent significant stockholder value only if we generate in excess of $1.68 billion of taxable income before those assets expire. See “Risk Factors”. These NOL carryforwards begin to expire in 2017.

Our agreement with Ericsson is key to understanding our current business. See Note 3 of the Notes to the Consolidated Financial Statements regarding a summary of this agreement.

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management judgment and estimates. These significant accounting policies are:

•	Revenue recognition including revenue from multiple-element arrangements

•	Accounting for the acquisition of the Ericsson patents as an executory contract

•	Stock-based Compensation

•	Allocation of proceeds from patent sale and license transactions with Lenovo

•	Allocation of Proceeds from Debt and Equity transactions with Indaba

•	Classification of continuing and discontinued operations

These policies and our procedures related to these policies are described in detail below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

Revenue Recognition

Since our transformation into an intellectual property company, we have entered a small number of heavily negotiated agreements. These transactions, among other things, often have multiple elements, require payments over time and are exchange for rights that are not accompanied by physical delivery. Accordingly, revenue recognition is important to understanding our business. We recognize revenue when all the following criteria are met (1) written agreements have been executed; (2) delivery of intellectual property rights has occurred or been made available; (3) prices are fixed or determinable; and (4) collectability is reasonably assured. As many agreements include multiple deliverables, we account for those agreements in accordance with ASC 605-25 “Revenue Recognition, Multiple-Element Arrangements”. This guidance requires consideration to be allocated to each element of an agreement, which often includes consideration for past and expected future patent royalty obligations. After consideration of the particular facts and circumstances, the appropriate recording of revenue between periods requires use of significant management judgment.

Patent Licensing

The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements can be complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of our patents, patent licensing royalties on covered products sold by customers, cross-licensing terms between us and other parties, and settlement of intellectual property enforcement. We have elected to use a leased-based model for revenue recognition associated with term licenses, with revenue being recognized over the expected period of benefit to the licensee. We have and expect to receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented ideas in their applications and products:

Consideration for Past Patent Royalties: Consideration related to a customer’s product sales from prior periods may result from a negotiated agreement with a customer that utilized our patented ideas before signing a patent license agreement with us or in connection with the settlement of patent litigation where there was no prior patent license agreement. In these cases, we recorded or identify the consideration as revenue when we obtained a signed agreement, identify a fixed or determinable price and determine that collectability is reasonably assured.

Prepaid Royalty Payments: These are up-front, non-refundable royalty payments that fulfill a customer’s obligation to us under a patent license agreement for a specified time period, for sales in certain countries, or a combination thereof. We recognize revenues related to Prepaid Royalty Payments on a straight line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patents. Our customer’s obligations to pay royalties typically extend beyond the exhaustion of their prepayment balance. Once a customer exhausts its prepayment balance, they are required to make Current Royalty Payments.

Payments for a Perpetual License: These are payments made for a perpetual license to the Company’s patent portfolio. These payments are recognized as revenue when an arrangement is mutually signed, payment is received, and there is no future performance obligation and no contractual license term.

Current Royalty Payments: These are royalty payments covering a customer’s obligations to us related to authorized making, selling, using, offering for sale, importing or selling of covered products in the current contractual reporting period. Customers that owe us Current Royalty Payments are obligated to provide us with quarterly or semi-annual royalty reports that summarize their royalty bearing products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our customer’s royalty bearing sales have occurred. Consequently, we believe it will be impractical for us to recognize revenue in the period in which the royalty bearing sales occur and we expect to recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, we cannot reasonably estimate our customers’ current royalty obligation for the period.

Patent Sales

We recognize revenue from the sales of our intellectual property when there is persuasive evidence of a sales arrangement, the sales price is fixed or determinable, delivery has occurred, and collectability is reasonably assured. These requirements are generally fulfilled upon closing of a patent sale transaction.

Patents Acquired from Ericsson

On February 13, 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Ericsson that consists of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in the 2014 fiscal year. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances.

Because of the restrictions on UP LLC and the rights and obligations of Ericsson after the transaction, the Company, for accounting purposes, has concluded that its arrangement with Ericsson is executory in nature and accordingly has not given current recognition to it. Specifically, the Company has not recognized an asset value for the patents received and has not recorded revenue from the license issued to Ericsson. Revenues earned from licensing the combined patent portfolio will be recognized when the criteria for recognition have been met. Any fee share calculated as a percentage of gross revenue due pursuant to our agreement with Ericsson as amended, and payable to Ericsson will be recorded as a reduction in gross revenue when the fee share is paid or payable. See Note 4 of the Notes to the Consolidated Financial Statements for more details.

Allocation of Proceeds from Patent Licensing and Sale Transactions with Lenovo

The Lenovo Agreements were considered a multiple element revenue arrangement. Contractually stated amounts were considered, but were not determinative of amounts allocated to each element for accounting purposes. The Patent Licensing and Sale Transactions with Lenovo were accounted for using fair value measurement. Because these Transactions were entered into together, they were accounted for using relative fair value. The combined proceeds from the Patent License agreement and the Patent Sale Agreement were allocated to Patent License, Patent Sale and Past Patent Infringement elements of the combined Transaction. Various factors were considered in determining the fair value of these elements. These factors include (1) estimated units from past infringement, (2) estimated future units to be sold by Lenovo, (3) the term of the license, (4) estimated market value for licensing fee per unit, (5) estimated market value for patents sold and (6) the remaining useful life of patents sold. See Note 4 of the Notes to the Consolidated Financial Statements for a further description of the Lenovo transaction.

To determine the allocation of the proceeds to the multiple elements of the Lenovo transaction, we estimated the fair value of each element. We did not have vendor specific evidence, accordingly, we engaged a third party valuation expert to assist us. Our valuation expert provided its estimate of the fair value of each element of the transaction, and then we allocated the $100 million of gross proceeds to each element of the Lenovo transaction in the same relative proportion as the total valuation provided by our expert.

Stock-based Compensation

Stock-based compensation is recorded utilizing the fair value recognition provisions of accounting guidance, which requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price, as well as implied volatility in market traded options on our common stock when appropriate. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. Our expected term of options granted is derived from actual post-vesting option cancellation and exercise experience.

During the 2013 fiscal year, the Company issued one million shares of Company common stock to a consultant for performance under a services contract in connection with the Ericsson transaction. The fair value associated with this stock issuance of $1.9 million was recognized as stock-based compensation expense during the year ended June 30, 2013. An additional 500,000 shares of Company common stock will be issued if prior to August 14, 2014 the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $3.00 (“First Incentive Fee”). An additional 700,000 shares of Company common stock will be issued if prior to February 12, 2015 the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $5.00 (“Second Incentive Fee”). The awards related to the Incentive Fees will only vest if the respective Company common stock price targets are met. The fair value of the awards for the Incentive Fees are remeasured on a quarterly basis using a Monte Carlo simulation method and any changes in fair value are recognized as expense or income in the statement of operations. As of June 30, 2014, the fair value of the Incentive Fee awards was estimated at $0.3 million and was recognized as a liability. The First Incentive Fee expired on August 14, 2014, as the share price condition was not met.

Allocation of Proceeds from Debt and Equity Transactions with Indaba

Our June 2013 financing including the Senior Secured Notes (“Notes”), Registered Direct Offering and the Backstop Purchase Commitment and Backstop Fee were accounted for using fair value measurement. Fair value measurement requires that assets and liabilities be measured and recorded at their fair value; the amount that represents the price that would be received to sell the asset or paid to transfer the liability. Because these Transactions were entered into together, they were accounted for using relative fair value. The proceeds from the Senior Secured Notes and Registered Direct Offering were allocated to the Senior Secured Notes, Registered Direct Offering and the Backstop Purchase Commitment and Backstop Fee based on their relative fair value.

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

Costs we identified as relating to continuing operations include costs related to all personnel dedicated to our patent initiatives, including external legal fees and support personnel. Additionally, certain general and administrative costs were included, which are equivalent to the resources we expect to have on an ongoing basis after our transition to an intellectual property business. This includes the compensation of the Company’s Principal Executive and Principal Financial Officer, as well as accounting, information systems, and support personnel. All compensation, benefits, stock-based compensation, and restructuring costs, if any, associated with these positions, were included in ongoing operations. Additionally, we included costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors fees, SEC filings and NASDAQ fees.

Facilities and information technology costs were allocated based upon the percentage of headcount of the employees assumed to be working primarily for the intellectual property business. Restructuring costs related to facilities remained in continuing operations, as we have retained the related liabilities. All other historical costs were classified as discontinued operations as they were considered necessary to support the Mediation and Messaging businesses.

Summary of Operating Results for the 2014, 2013 and 2012 fiscal years

Net Revenues

We generate patent revenue, which is derived from licensing and selling our intellectual property.

On April 17, 2014, we closed two transactions: a patent sale and patent license transactions with Lenovo for total proceeds of $100.0 million. For accounting purposes revenue from the Lenovo Transaction is comprised of three elements: patent sales, past patent infringement license royalties, and term based license royalties. The relative fair value allocated to the sale element of this transaction has been recognized as revenue in the 2014 fiscal year. Likewise, the relative fair value allocated to the past infringement royalty license element has been recognized as revenue in the 2014 fiscal year. The term based license is for five years with the possibility for it to be extended for two additional years. The fair value amount allocated to the license element of this transaction is being recognized ratably over the term of the License Agreement. As part of the Licensing Agreement, Lenovo made a non-refundable, non-recoverable advance payment towards the license agreement. See Note 4 of the Notes to the Consolidated Financial Statements for a further description of the Lenovo transaction.

As part of this transaction, Unwired Planet purchased 19 patents from Ericsson for $10.0 million that were included in the patents sold to Lenovo and were accounted for on a net basis. In addition to the $10.0 million for the patents purchased, Ericsson will receive $20.0 million for their share of the proceeds under the revenue sharing agreement. (See Note 3 of the Notes to the Consolidated Financial Statements for a further description of the fee share agreement.)

Our patent revenues for the periods presented have been from three licensees, Microsoft, Inc. (“Microsoft”), Mobixell Networks, Inc. (“Mobixell Networks”) and Lenovo. See revenues realized by licensee for each fiscal year in the following table:

	% of Total Revenue Fiscal Year Ended June 30,
	2014	2013	2012
Microsoft	—	—	100%
Mobixell Networks	—	100%	—
Lenovo	100%	—	—

During the first quarter of the 2011 fiscal year, we entered into a license agreement with Mobixell Networks for a fee of $4.0 million plus future royalties from domestic sales of products and related services covered under the patent license after September 22, 2010. We received royalties related to this agreement during the first, second, and third quarters of the 2013 fiscal year. In the fourth quarter of the 2013 fiscal year, Mobixell Networks exercised its rights under the licensing agreement to buy out all further royalty obligations. The buyout amount was calculated based on the licensing agreement and was equal to $0.1 million. Ericsson received its fee share of the buyout in the amount of $21,000 in accordance with the terms of the Ericsson agreement. See Note 3 of the Notes to the Consolidated Financial Statements for a further description of the fee share agreement.

In the first quarter of the 2012 fiscal year, we entered into a license agreement with Microsoft whereby we licensed to them rights to all of Unwired Planet’s legacy patents for a fee of $15.1 million which was received during the second quarter of the 2012 fiscal year.

Operating Expenses

The following table represents operating expenses for the 2014, 2013 and 2012 fiscal years, respectively (in thousands):

	Fiscal Year ended June 30,
	2014	Percent Increase (Decrease)	2013	Percent Increase (Decrease)	2012
Sales and marketing expense	$—	-100%	$109	-82%	$614
Patent licensing expense	23,008	41%	16,281	24%	13,089
General and administrative	9,975	-53%	21,451	180%	7,651
Restructuring and other costs	9	-99%	1,771	-34%	2,666

Total operating expenses	$32,992	-17%	$39,612	65%	$24,020

Sales and Marketing Expenses

With the transition of Unwired Planet fully completed at the end of fiscal year 2013, the Company no longer conducts direct sales and marketing activities. All of our licensing efforts are reflected in the patent licensing expense.

General and Administrative Expenses

General and administrative expenses consist primarily of (1) salary and benefit expenses and travel expenses for employees, including our President, Chief Financial Officer, and Chief Administrative Officer and (2) facility costs for our finance, legal, and information services functions. General and administrative expenses also include outside accounting and legal fees, public company costs, and expenses associated with the board of directors.

Having completed our transition to an intellectual property company from a product based company in the 2013 fiscal year, we saw general and administrative costs decrease by 53% or $11.5 million in the 2014 fiscal year as compared to the 2013 fiscal year. There are several key areas driving this reduction. Employee salaries and related expenses decreased $3.9 million in the 2014 fiscal year due to lower headcount and the reduction in severance and bonus expenses related to the transition of staff and executive management in the 2013 fiscal year. Stock-based compensation expense in the 2014 fiscal year was lower than that of fiscal 2013 by $5.6 million primarily due to two significant events that occurred in 2013 fiscal year: the Ericsson patent acquisition transaction and associated $3.4 million in stock-based compensation paid to an external consultant for their services in supporting the transaction and the departure of the CEO and associated $2.3 million expense in stock-based compensation. Legal and accounting services were $2.9 million lower in the 2014 fiscal year compared with the 2013 fiscal year primarily due to the impact of the Ericsson transaction in the 2013 fiscal year. In the 2014 fiscal year, facility and IT expenses were reduced by $3.1 million as compared to the prior year. In the 2013 fiscal year, we incurred higher facility and IT expenses as we completed our transition out of a large, high cost facility in California to our current headquarters in Reno, Nevada. Partially offsetting these reductions were $2.7 million of transaction specific expenses related to the Lenovo transaction that we completed in April 2014, and $0.4 million in costs related to special projects in the 2014 fiscal year. We expect general and administrative expenses to remain relatively consistent with those experienced in the 2014 fiscal year, with the exception of the impact of major initiatives.

During the fiscal year ended June 30, 2013, general and administrative costs increased 180%, or $13.8 million, compared with the prior fiscal year. This increase was primarily due to $5.1 million increase in stock-based compensation. The increase in stock-based compensation was made up of $3.4 million in consultant compensation related to the Ericsson transaction and $2.3 million related to the CEO departure, which was partially offset by a $0.6 million decrease in other employee stock-based compensation due to the reduced number of employees. Payroll and payroll related expenses increased by $3.1 million in the 2013 fiscal year compared with the previous year primarily due to the bonus expenses associated with departure of the CEO and several key employees, contingent worker expenses, and increased recruiting costs. Legal fees increased $2.9 million which primarily related to assistance with potential strategic alternatives, including expenses associated with the Ericsson transaction. Additionally, the public company costs increased by approximately $0.9 million primarily due to increased printing and public filing fees associated with corporate governance. Other professional fees increased by $0.7 million due to costs related to the Ericsson transaction and accounting fees increased by $0.3 million in the 2013 fiscal year compared with the 2012 fiscal year.

Patent Licensing Expenses

Patent licensing expenses include legal and consulting costs related to licensing and defending or asserting our patents, as well as salary, benefits, and travel expenses for our employees engaged in these activities on a full-time basis. Patent licensing expenses are by far our largest expense category. Although our strategy focuses on licensing through direct negotiations, we sometimes have to resort to legal actions to protect our patent rights. In addition, we are in a reactive business and some of our licensing expenses are related to the actions taken by defendant companies.

During the 2014 fiscal year, patent licensing expenses increased by 41% or $6.7 million compared with the 2013 fiscal year. This increase is primarily due to increased litigation costs as well as patent prosecution and maintenance costs. During the 2014 fiscal year the Company initiated actions against one defendant in Nevada, five defendants in Germany and three of the same five defendants in the United Kingdom (UK). The parallel patent infringement actions in the UK and Germany filed in March 2014 added $3.4 million in legal expenses in the 2014 fiscal year, and the new litigation filed in Nevada in October, 2013, added $0.6 million in expenses compared with the 2013 fiscal year. Patent prosecution and maintenance costs increased approximately $3.5 million associated with holding the acquired Ericsson portfolio for a full year versus a partial year in 2013. These higher expenses were partially offset by (1) $0.5 million lower patent transfer expenses associated with Ericsson portfolio and (2) $0.3 million lower litigation expenses associated with previously existing litigations in the 2014 fiscal year. Patent licensing expenses will remain our largest expense category and is subject to the willingness of potential licensees to enter into licensing agreements. We anticipate our patent licensing expenses to continue to grow in the 2015 fiscal year as our enforcement efforts increase.

During the fiscal year ended June 30, 2013, patent licensing expenses increased by approximately 24%, or $3.2 million, compared with the prior fiscal year. This increase is primarily due to an increase in legal expenses associated with patent litigation and an increase in patent maintenance costs associated with the acquired Ericsson patents. In the 2013 fiscal year, our litigation expense included legal fees in the first half of 2013 supporting the ITC and Delaware District Court cases filed and announced in August 2011, as well as the patent infringement cases against each of Apple and Google filed in the U.S. District Court for the District of Nevada in September 2012. The Company withdrew the ITC investigation in October 2012. We incurred $0.9 million in patent maintenance costs in the 2013 fiscal year associated with the acquired Ericsson patents.

Restructuring and Other Costs

Restructuring and other costs were negligible in the 2014 fiscal year and as a result decreased 99% or $1.8 million compared with the 2013 fiscal year. The majority of our restructuring activities were completed in the second quarter of the 2013 fiscal year and going forward we do not expect to incur any expenses associated with restructuring and other expenses.

Restructuring and other costs decreased by 34%, or $0.9 million, in the 2013 fiscal year compared with the 2012 fiscal year. The 2013 fiscal year contained $1.8 million in charges associated with estimated severance, facility and accelerated depreciation costs as a result of our relocation to Reno, Nevada. The Company incurred $2.7 million in restructuring and other costs in the 2012 fiscal year as a result of the strategic decision to exit the product businesses and focus on intellectual property.

Interest Income

Interest income totaled $0.1 million, $0.2 million, and $0.3 million for the 2014, 2013, and 2012 fiscal years, respectively. The decrease in interest income over the last three years is primarily attributed to overall lower interest rates and due to investing in lower interest bearing government securities.

Interest Expense

Interest expense incurred in the 2014 fiscal year totaled $3.7 million compared with $34,000 in the 2013 fiscal year. The $3.7 million increase from the period was attributable to interest on Senior Secured Notes that were issued on June 28, 2013. Prior to that, the Company did not have any long-term debt obligations. Under the terms of our outstanding notes, our interest is paid-in-kind for the first two years. Barring any restructuring or payment of the outstanding debt, we anticipate our interest expense to increase slightly in the 2015 fiscal year. See Note 8 of the Notes to the Consolidated Financial Statements for a further description of the financing transaction.

We incurred interest expense during the 2013 and 2012 fiscal years of $34,000 and $0.4 million respectively. The majority of our interest expense in the 2012 fiscal year relates to the line of credit and letters of credit entered into during the third quarter of thel 2009 fiscal year. The interest expense for the 2013 fiscal year was primarily related to the Notes maturing on June 28, 2018.

Other Income (Expense), net

Other income (expense), net totaled $0.6 million, ($0.3) million, and ($0.4) million for the 2014, 2013, and 2012 fiscal years, respectively.

Other income in the 2014 fiscal year was primarily associated with the net decrease in the fair value of liability-classified consultant stock compensation. The first tranche of the consultant stock compensation (500,000 shares) cancels August 14, 2014, unless our stock price reaches a level of $3 per share on average over 20 consecutive days. The second tranche (700,000 shares) expires February 14, 2015 unless the Company’s stock price reaches a level of $5 per share on average over 20 consecutive days. Our stock has been volatile in the past and can be expected to continue to be so in the future. The first tranche of this award expired on August 14, 2014, as the condition for the stock issuance was not met. However, valuation of the second tranche may result in other income or expense depending on the price of the Company’s stock through February 2015.

In the 2013 fiscal year we had $0.8 million in income related to the fair value re-measurement adjustment for the unearned liability-classified consultant stock awards granted in conjunction with the Ericsson transaction. This was offset by the realized loss on the sale of the Auction Rate Security in the amount of $1.1 million that was recognized in the third quarter of the 2013 fiscal year and by incremental changes in currency exchange rates.

Income Taxes

We did not recognize any income tax expense in the 2014 fiscal year. Income tax expense totaled $42,000 in the 2013 fiscal year and income tax benefit totaled $1.3 million in the 2012 fiscal year. We hold cash in foreign subsidiaries, which we intend to repatriate to the United States, and have recorded deferred income tax associated with the repatriation of the cash to the United States.

In light of our history of operating losses, we recorded a valuation allowance for all of our net deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.68 billion and $383.0 million, respectively.

Discontinued Operations

Net loss from discontinued operations in the 2014 fiscal year totaled $20,000. We do not expect discontinued operations expenses to be material going forward.

Net loss from discontinued operations decreased from $27.6 million in the 2012 fiscal year to $7.8 million in the 2013 fiscal year as we were concluding our activities related to these operations. The majority of expenses related to discontinued operations in the 2013 fiscal year were incurred as part of closing our foreign subsidiaries.

On January 12, 2012, the Company announced its pursuit of strategic alternatives for its product operations. On February 1, 2012, the Company sold its non-core product line, Location, to a subsidiary of Persistent Systems Ltd (“Persistent Systems”) for $6.0 million in cash, with $0.6 million of that amount being placed in an escrow account for a period of one year, to secure indemnification claims made by Persistent Systems, if any. The Company recorded a pre-tax gain on sale of discontinued operations of approximately $5.2 million within discontinued operations in the third quarter of the 2012 fiscal year. During the third quarter of the 2013 fiscal year, the escrowed funds were distributed pursuant to agreements reached with Persistent Systems, resulting in a gain on sale of discontinued operations of $0.6 million in the consolidated statement of operations.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2014, 2013 and 2012, respectively (in thousands):

	As of June 30,
	2014	Percent change	2013	Percent change	2012
Working Capital	$109,463	67%	$65,694	9%	$60,451

Cash and investments:
Cash and cash equivalents	$93,877	97%	$47,613	20%	$39,709
Short-Term investments	40,068	271%	10,793	-75%	43,860
Long-term investments	11,745	100%	—	-100%	9,423
Restricted cash	378	-98%	17,251	100%	—
Long-term restricted cash	251	-51%	508	100%	—

Total cash and investments	$146,319	92%	$76,165	-18%	$92,992

	Fiscal Year ended June 30,
	2014	2013	2012
Cash provided by/(used in) for operating expenses	$74,276	$(69,944)	$(43,628)
Cash provided by/(used in) by investing activities	$(41,302)	$39,865	$34,167
Cash provided by/(used in) by financing activities	$13,290	$37,983	$1,904

With the close of the Lenovo transactions in April 2014, the Company received $100.0 million in gross proceeds from Lenovo and paid Ericsson $10.0 million for 19 active patents that were acquired from Ericsson and sold to Lenovo. Historically, we have obtained a majority of our cash and investments through public offerings of our common stock, including a common stock rights offering in September 2013, which raised $12.5 million in proceeds. On June 28, 2013, the Company raised capital from the issuance of Senior Secured Notes in the amount of $25.0 million and entered into a Securities Purchase Agreement for the issuance of a Registered Direct Offering in the amount of $12.5 million. See Note 8, Borrowings, and Note 10, Stockholders’ Equity, of the Notes to the Consolidated Financial Statements for a further discussion on the financing agreements. In the 2012 fiscal year, we sold our product businesses which resulted in $51.4 million of net proceeds in that period.

In February 2013, in connection with the closing of the Ericsson patent purchase agreement, the Company terminated its credit facility with Silicon Valley Bank but maintained certain letters of credit under the credit facility to the extent that such letters are fully cash collateralized. The amount collateralized is reflected as restricted cash on the Company’s June 30, 2013 balance sheet for approximately $17.8 million. Approximately $17.0 million of this relates to the lease on the Company’s prior headquarters which ended in April 2013. Per the lease agreement, the letter of credit associated with this lease expired as of June 30, 2013 and the related restricted cash was released in early July 2013.

As of June 30, 2012, we had letters of credit outstanding against a revolving credit facility with Silicon Valley Bank in relation to the sales of our Client and Location product businesses totaling $17.5 million.

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

Working Capital and Cash Flows

Our working capital, defined as current assets of the continuing operations less current liabilities of the continuing operations, increased $43.8 million, or 67%, at the end of the 2014 fiscal year compared with the same period in 2013. The increase was primarily due to the net proceeds from the Lenovo transaction of $90.0 million ($100.0 million in gross proceeds less the $10.0 million paid in April 2014 to Ericsson for the 19 patents included in the sale of the patents to Lenovo) and the proceeds from the Rights Offering of $12.5 million, partially offset by $33.0 million used in operations, $12.9 million increase in fee share obligation and $5.0 million increase in deferred revenue.

Working capital at the end of the 2013 fiscal year increased $5.2 million compared with the 2012 fiscal year-end balance. This increase in working capital balance is attributed to the $36.9 million in net proceeds from the issuance of the Notes and a Registered Direct Offering and a reduction of $16.6 million in current liabilities, partially offset by the $47.6 million net loss from operations. The reduction in current liabilities was due to payments related to restructuring. We do not anticipate significant uses of cash for restructuring going forward.

Cash, cash equivalents and short and long-term investments increased by $87.3 million as of June 30, 2014 as compared to the prior fiscal year end balance. This was driven primarily by proceeds from the Lenovo transaction as well as the release of $17.0 million of restricted cash related to the Company’s prior headquarters and $12.5 million raised in the Rights offering. These were partially offset by cash used in operations.

Cash, cash equivalents and short and long-term investments decreased by $34.6 million as of June 30, 2013 as compared with June 30, 2012, primarily due to the $69.9 million of cash used for operations in the 2013 fiscal year partially offset by the cash flow from financing activities from the issuance of a Senior Secured Notes and a Registered Direct Offering in the amount of $36.9 million.

Cash Provided by (Used in) Operating Activities

Cash provided by/(used in) operating activities totaled $74.3 million, ($69.9) million, and ($43.6) million, for the 2014, 2013, and 2012 fiscal years, respectively.

During the 2014 fiscal year we completed the Lenovo transaction that provided net proceeds of $90.0 million as of the end of June 2014. In addition to this, we released $17.0 million from restricted cash related to letters of credit, which was treated as operating activity as the letters of credit supported operating leases. Partially offsetting these amounts was $33.0 million used in supporting operations.

In the 2013 fiscal year we set aside $17.8 million as restricted cash to support our letters of credit for legacy facilities leases. Approximately $17.0 million of this related to the cash collateralized letter of credit for the lease on the Company’s prior headquarters which ended in April 2013. Per the lease agreement, the letter of credit expired as of June 30, 2013 and the related restricted cash was released in early July 2013. The rest of the cash used for operating activities in the 2013 fiscal year totaled $52.1 million. In the 2013 fiscal year, we recorded a net loss of $47.6 million from operating activities. We also experienced, in the same period, a decrease in restructuring liability in the amount of $13.1 million. Additionally, we recognized $8.1 million in non-cash adjustments which included depreciation, amortization of intangibles, and stock-based compensation.

In the 2012 fiscal year, we had two main drivers of the use of cash. The first driver was that our net income, excluding the impact of non-cash items and the gain on the sale of discontinued operations, was a use of cash of $22.1 million. The second driver was that we also experienced $13.2 million of a restructuring liability decrease during the fiscal year ended June 30, 2012, which included $4.9 million in severance paid to employees impacted by the restructuring announced in August 2011. Additionally, we had other working capital changes as shown on the consolidated statement of cash flows.

Cash Provided by (Used in) Investing Activities

Cash flows provided by (used in) investing activities during the 2014, 2013, and 2012 fiscal years totaled ($41.3 million), $39.9 million, and $34.2 million, respectively.

Cash used in investing activities in the 2014 fiscal year was the result of the Company buying $29.9 million of short-term investments and $48.5 million of long-term investments, partially offset by investment maturities totaling $37.1 million. The net use of cash in investing activities was a significant change from the 2013 fiscal year when investments were used to fund operations.

Cash provided by investing activities in the 2013 fiscal year was primarily due to proceeds from sales and maturities of short-term and long-term investments for the total amount of $52.4 million, partially offset by the purchase of short-term investments in the amount of $10.0 million and the repayment of $1.9 million related to the settlement of discontinued operations sold in 2008.

Cash provided by investing activities for the 2012 fiscal year was primarily due to the $51.4 million net cash flow related to the product business sales in the 2012 fiscal year, which was partially offset by the payment of the $12.0 million related to the settlement of the Myriad litigation as well as the purchase, net of maturities, of short and long-term investments which totaled $4.7 million.

Cash Provided by Financing Activities

Cash flows provided by financing activities during the 2014, 2013, and 2012 fiscal years totaled $13.3 million, $38.0 million, and $1.9 million, respectively.

During the 2014 fiscal year, net cash provided by financing activities was driven by the rights offering proceeds of $12.5 million and $2.6 million received from the exercise of stock options, less payments of debt and equity issuance costs of $1.5 million and purchases of treasury stock for $0.3 million to pay taxes related to net vesting of some of our management’s restricted share units.

Net cash provided by financing activities during the 2013 fiscal year was primarily from the net proceeds from issuing Senior Secured Notes in the amount of $22.1 million and net proceeds from the issue of a Registered Direct Offering in the amount of $14.8 million. Please see Note 8 of the Notes to the Consolidated Financial Statements for further discussion on the financing transaction. Other sources of cash from financing activities included the exercise of stock options in the amount of $1.7 million, which were partially offset by the purchase of treasury stock in the amount of $0.6 million.

Net cash provided by financing activities during the 2012 fiscal year was $1.9 million, from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plan.

Long-Term Debt Obligations, Restructuring Plans and Operating Lease Obligations

As of June 30, 2014, and June 30, 2013, our principal long-term debt obligation consisted of Senior Secured Notes. On June 28, 2013, the Company entered into a note purchase agreement for the sale of our Senior Secured Notes in the amount of $25.0 million with Indaba. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance, the Notes will bear interest at 12.875%, paid quarterly as payment-in-kind. Payment date is the last day of each quarter, with the initial payment date being June 30, 2013. From the second anniversary of the date of issuance of the Notes up to and inclusive of the maturity date, the Notes will bear interest at a per annum rate of 12.5%, paid quarterly in cash. The Company may elect to pay interest as payment-in-kind with the issuance of additional Notes; provided that in the event of such election, the per annum interest rate will increase by .375%.

As of June 28, 2014, the Company has the option to redeem some or all of the Notes using net cash proceeds from the sale, lease, conveyance, transfer or other disposition of its patents at a redemption price equal to 115% of principal and accrued and unpaid interest. In addition, Company may redeem some or all of the Notes at any time on or after June 28, 2015 at a redemption price initially equal to 110% of principal and declining over time plus accrued and unpaid interest.

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

The Indenture contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to: (1) incur debt; (2) pay dividends and make distributions on, or redeem or repurchase the Company’s equity interests; (3) make certain investments; (4) sell assets; (5) create liens; and (6) enter into transactions with affiliates. The Company is also required to maintain one or more accounts with an aggregate minimum cash and cash equivalents balance of $10 million, provided that this requirement will no longer be in effect at any time after the first time the volume weighted average trading price of a share of the Company’s common stock exceeds $3.00 for any period of 15 trading days in any 30 day trading day period occurring after June 28, 2015. Our other long-term obligations in the 2014 fiscal year consisted of obligations outstanding under operating leases. As of June 30, 2014, we have three operating leases. Our leases in the United States consist of one for our current headquarters located at 170 South Virginia Street, Reno, Nevada, and the other is the last remaining legacy facility in Burlington, Massachusetts, which ends in November, 2014. We also have a lease for our international headquarters in Dublin, Republic of Ireland.

Contractual Obligations

Contractual obligations as of June 30, 2014 (dollars in thousand):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total Long-Term Debt Obligation	$44,385	$—	$6,250	$38,135	$—
Operating Lease Obligation (a)	522	368	154	—	—
Purchase Obligations	11,600	10,350	1,250	—	—
Fee Share Obligations	20,032	12,850	2,502	2,502	2,178

Total Contractual Obligations	$76,539	$23,568	$10,156	$40,637	$2,178

(a)	amounts are reduced for sublease payments

Long-term Debt Obligations

As of June 30, 2014 and 2013, our principal long-term debt obligation consisted of Senior Secured Notes. On June 28, 2013, the Company entered into a Note Purchase Agreement for the sale of our Senior Secured Notes in the amount of $25 million with Indaba. From the date of issuance of the Notes up to and inclusive of the second anniversary of the date of issuance, the Notes will bear interest at 12.875%, paid quarterly as payment-in-kind. From the second anniversary of the date of issuance of the Notes up to and inclusive of the maturity date of June 2018, the Notes will bear interest at a per annum rate of 12.5%, paid quarterly in cash. The Company may elect to pay interest as payment-in-kind with the issuance of additional Notes; provided that in the event of such election, the per annum interest rate will be increased by .375%. The table above assumes cash payments after year two.

The table above presents estimated interest payments for the long term debt obligation on our Senior Secured Notes and repayment of principal at the maturity of the Senior Secured Notes. The Company pays interest as payment-in-kind through year 2. The Company has the option to pay interest on the long term debt obligation after year 2 as cash at the interest rate of 12.5% or as payment-in-kind at a higher interest rate of 12.875%.

Operating Lease Obligations

As of June 30, 2014, we have three operating leases, two in the United States and one in Dublin, Ireland. The US leases are our corporate headquarters in Reno, Nevada, and a legacy facility in Burlington, Massachusetts. The facility in Ireland is for our international headquarters.

Purchase Obligations

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters as of June 30, 2014. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. Only the fixed fee portion of the agreements is included in the contractual obligations. The Company is responsible for all costs incurred by the legal firms, which generally will be paid as incurred. The above table does not include contingent consideration that may be paid pursuant to a settlement or collection of a judgment.

Fee Share Obligations

The Company is obligated to pay Ericsson a portion of gross revenue (fee share) on a quarterly basis in accordance with the provision of the MSA with Ericsson. See Note 3 of the Notes to the Consolidated Financial Statements for a further description of the fee share agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: This ASU was issued to address concerns raised in the initial issuance of ASU 2011-05, Presentation of Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement. With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

•	This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The amendments in ASU 2013-02 are effective prospectively. The Company adopted ASU 2013-02 on July 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company adopted this guidance on July 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: This pronouncement was issued to provide for consistent presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective for the Company on July 1, 2014 and will have no material effect on our financial position or results of operations since the Company is currently presenting the unrecognized tax benefit for the R&D tax credits against the respective deferred tax asset which is also subject to a valuation allowance.

Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures. Additionally, the Company has not selected a transition method.

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

We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that offsets the effects of movement in exchange rates. Net foreign exchange transaction gains (losses) included in Other income (expense), net in the accompanying consolidated statements of operations for a total expense of $22,000, income of $30,000, and expense of $0.4 million for the 2014, 2013 and 2012 fiscal years. As of June 30, 2014 and June 30, 2013, we had no forward contracts.

Interest Rate Risk

Our primary market risks include fluctuations in interest rates. As of June 30, 2014, we had cash and cash equivalents, restricted cash, and short and long-term investments of $146.3 million, compared with $76.2 million as of June 30, 2013. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, and government securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher, and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

The following is a table of our available-for-sale investments within short and long-term investments by expected maturity in the consolidated balance sheet at June 30, 2014 (in thousands):

Expected maturity for the year ending June 30,			Fair Value	Amortized Cost
	2015	2016	June 30, 2014 Total	June 30, 2014 Total
U.S. Govt. Obligations	$39,068	$9,993	$49,061	$49,039
Certificates of Deposit	1,000	1,752	2,752	2,750

Total	$40,068	$11,745	$51,813	$51,789

As of June 30, 2014, we had $25.0 million in principal amount of fixed-rate Senior Secured Notes outstanding, with a carrying amount of $25.7 million. The Company has the option to pay interest on the long-term debt obligation after year 2 as cash at the interest rate of 12.5% or as payment-in-kind at a higher interest rate of 12.875%. Our Senior Secured Notes are not exposed to changes in interest rates as it is a fixed rate debt.

Interest rate risk is the risk that we incur economic losses due to adverse changes in the interest rates. A rising interest rate environment could have an adverse impact on our ability to incur additional debt and could negatively impact our operations.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with related notes and the report of our respective independent registered public accounting firm Grant Thornton LLP and KPMG LLP, are set forth in the index to financial statements at the conclusion of this Annual Report

Quarterly Results of Operations

The following table (in thousands, except per share amounts) sets forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2014. All quarters have been revised as necessary to reflect discontinued operations. See Note 5 to the consolidated financial statements for further detail. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended June 30, 2014				Fiscal Year Ended June 30, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues	$36,396	$—	$—	$—	$85	$30	$3	$3
Operating costs and expenses	11,379	7,924	7,102	6,587	9,615	11,257	8,855	9,885
Operating income (loss) from continuing operations	$25,017	$(7,924)	$(7,102)	$(6,587)	$(9,530)	$(11,227)	$(8,852)	$(9,882)

Income (loss) from continuing operations	$24,423	$(9,373)	$(7,525)	$(7,073)	$(8,764)	$(12,270)	$(8,813)	$(9,832)
Income (loss) from discontinued operations	(80)	(58)	232	(113)	55	(514)	(2,797)	(4,528)
Gain (loss) on earnings of discontinued operations	—	—	—	—	—	600	—	(750)
Net income (loss)	$24,343	$(9,431)	$(7,293)	$(7,186)	$(8,709)	$(12,184)	$(11,610)	$(15,110)

Basic earnings (loss) per share from continuing operations per share	$0.22	$(0.09)	$(0.07)	$(0.07)	$(0.10)	$(0.13)	$(0.10)	$(0.12)
Basic earnings (loss) from discontinued operations per share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$(0.02)	$(0.06)
Basic earnings (loss) per share	$0.22	$(0.09)	$(0.07)	$(0.07)	$(0.09)	$(0.13)	$(0.13)	$(0.17)
Diluted earnings (loss) from continuing operations per share	$0.22	$(0.09)	$(0.07)	$(0.07)	$(0.10)	$(0.13)	$(0.10)	$(0.11)

Diluted earnings (loss) from discontinued operations per share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$(0.02)	$(0.06)
Diluted earnings (loss) per share	$0.22	$(0.09)	$(0.07)	$(0.07)	$(0.09)	$(0.13)	$(0.13)	$(0.17)

Shares used in computing:
Basic earnings (loss) per share	111,212	109,738	109,141	102,144	92,078	91,018	90,323	89,971
Diluted earnings (loss) per share	112,512	109,738	109,141	102,144	92,078	91,018	90,323	89,971

For quarters previously reported, immaterial reclassifications have been made among operating costs related to continued operations and discontinued operations due to refinements in our allocation methodology following the sale of the products business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As previously disclosed in our Current Report on Form 8-K filed on October 1, 2013, on September 27, 2013, our Audit Committee dismissed KPMG LLP as our independent registered public accounting firm and appointed Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2014. There were no disagreements or reportable events in connection with the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President/CFO as Principal Financial Officer, and our Chairman of the Board as Principal Executive Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on the above evaluation, our Chairman of the Board and our President/CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President/CFO and Chairman to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Our management has concluded that, as of June 30, 2014, our internal control over financial reporting is effective based on these criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in its report which is included in the consolidated financial statements of this Annual Report, and incorporated by reference here.

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

As previously disclosed, we identified material weaknesses in internal control over financial reporting as a result of not having adequate personnel with sufficient experience in financial reporting at the end of our 2013 fiscal year. Following the above identification, our remediation plan consisted of employing additional temporary financial reporting resources, implementing enhanced review processes, and commencing training programs for our staff. In the second quarter of our fiscal year, we hired a new controller with substantial experience in financial reporting for publicly held companies and have continued our initial steps described above. We believe we have adequately remediated the above material weakness as of March 31, 2014 and as of June 30, 2014.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2014 and is hereby incorporated by reference thereto.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2014 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June  30, 2014 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2014 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2014 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The list of Consolidated Financial Statements and Report of Grant Thornton LLP, independent registered public accounting firm filed as part of this Annual Report is set forth in the Index to Consolidated Financial Statements at page F-1, which is incorporated by reference here.

(2)	Exhibits. See the Exhibit Index which follows the signature page of this Annual Report, which is incorporated by reference hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNWIRED PLANET, INC.

                             By: /s/ Eric Vetter

                Eric Vetter

President, Chief Financial Officer & Chief Administrative Officer

Date: September 12, 2014

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Philip A. Vachon and Eric J. Vetter, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. VACHON	Chairman of the Board (Principal Executive Officer)	September 12, 2014
Philip A. Vachon

/s/ ERIC VETTER	President, Chief Financial Officer, and Chief Administrative Officer (Principal Financial Officer)	September 12, 2014
Eric Vetter

/s/ RICHARD CHERNICOFF	Director	September 12, 2014
Richard Chernicoff

/s/ DALLAS CLEMENT	Director	September 12, 2014
Dallas Clement

/s/ GREGORY LANDIS	Director	September 12, 2014
Gregory Landis

/s/ DAVID LOCKWOOD	Director	September 12, 2014
David Lockwood

/s/ MARK JENSEN	Director	September 12, 2014
Mark Jensen

/s/ WILLIAM MARINO	Director	September 12, 2014
William Marino

UNWIRED PLANET, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Unwired Planet, Inc.

We have audited the accompanying consolidated balance sheet of Unwired Planet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unwired Planet, Inc. and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2014 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Phoenix, Arizona

September 12, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Unwired Planet, Inc.

We have audited the internal control over financial reporting of Unwired Planet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014, and our report dated September 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Phoenix, Arizona

September 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unwired Planet, Inc.:

We have audited the accompanying consolidated balance sheets of Unwired Planet, Inc. and subsidiaries (the Company) as of June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unwired Planet, Inc. and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

September 12, 2014

UNWIRED PLANET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$93,877	$47,613
Short-term investments	40,068	10,793
Restricted cash	378	17,251
Accounts receivable	—	88
Prepaid and other current assets	666	420

Total current assets	134,989	76,165
Property and equipment, net	187	212
Long-term investments	11,745	—
Initial direct license costs, net	2,061	—
Debt issuance costs and other assets, net	1,459	1,861

Total assets	$150,441	$78,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181	$2,317
Fee share obligation	12,850	—
Deferred revenue	5,005	—
Accrued liabilities	1,577	2,817
Accrued legal expense	4,054	3,686
Accrued compensation	605	1,057
Accrued restructuring costs	254	594

Total current liabilities	25,526	10,471
Accrued restructuring costs, net of current portion	—	259
Fee share obligation, net of current portion	7,182	—
Long-term note payable	25,693	22,096
Deferred revenue, net of current portion	28,566	—
Other long-term liabilities	403	1,485

Total liabilities	87,370	34,311

Commitments and Contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 112,115 and 100,281 issued; and 111,657 and 99,988 outstanding at June 30, 2014 and June 30, 2013, respectively	111	100
Treasury stock, 458 and 293 shares at June 30, 2014 and June 30, 2013, respectively	(884)	(575)
Additional paid-in-capital	3,243,756	3,224,769
Accumulated other comprehensive income	24	2
Accumulated deficit	(3,179,936)	(3,180,369)

Total stockholders’ equity	63,071	43,927

Total liabilities and stockholders’ equity	$150,441	$78,238

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2014	2013	2012
Net revenue	$36,396	$121	$15,050

Operating costs and expenses:
Sales and marketing expense	—	109	614
Patent licensing expenses	23,008	16,281	13,089
General and administrative	9,975	21,451	7,651
Restructuring and other related costs	9	1,771	2,666

Total operating costs and expenses	32,992	39,612	24,020

Operating income (loss) from continuing operations	3,404	(39,491)	(8,970)

Interest income	121	189	327
Interest expense	(3,697)	(34)	(434)
Other income (expense), net	625	(301)	(362)

Income (loss) from continuing operations	453	(39,637)	(9,439)

Income taxes	—	42	(1,289)

Income (loss) from continuing operations	453	(39,679)	(8,150)

Discontinued operations:
Gain (loss) on sale of discontinued operations, net of tax	—	(150)	50,294
Loss from discontinued operations, net of tax	(20)	(7,784)	(27,577)

Income (loss) from discontinued operations, net of tax	(20)	(7,934)	22,717

Net income (loss)	$433	$(47,613)	$14,567

Basic earnings (loss) per share from:
Continuing operations	$—	$(0.44)	$(0.09)
Discontinued operations	—	(0.09)	0.26

Net income (loss)	$—	$(0.53)	$0.17

Diluted earnings (loss) per share from:
Continuing operations	$—	$(0.44)	$(0.09)
Discontinued operations	—	(0.09)	0.26

Net income (loss)	$—	$(0.53)	$0.17

Weighted average shares outstanding
Basic	107,982	90,843	86,354
Diluted	108,694	90,843	86,354

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

Fiscal Years ended June 30, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Net income (loss)	$433	$(47,613)	$14,567
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	22	(2)	37
Reclassification adjustment for losses included in net income	—	800	—
Foreign Currency translation adjustment	—	(12)	771

Other comprehensive income (loss)	22	786	808

Comprehensive income (loss)	$455	$(46,827)	$15,375

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years ended June 30, 2014, 2013 and 2012

(In thousands)

					Additional	Accumulated other		Total
	Common Stock		Treasury Stock		paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	deficit	Equity
BALANCE, June 30, 2011	85,640	$85	—	$—	$3,191,775	$(1,592)	$(3,147,323)	$42,945
Net income	—	—	—	—	—	—	14,567	14,567
Issuance of common stock related to stock option exercises	3,958	4	—	—	2,396	—	—	2,400
Issuance of common stock related to ESPP	85	—	—	—	118	—	—	118
Restricted stock grants, net	178	—	—	—	—	—	—	—
Repurchases of restricted stock from employees	(266)	—	—	—	(614)	—	—	(614)
Stock-based compensation	—	—	—	—	8,405	—	—	8,405
Total other comprehensive income	—	—	—	—	—	808	—	808

BALANCE, June 30, 2012	89,595	89	—	—	3,202,080	(784)	(3,132,756)	68,629
Net loss	—	—	—	—	—	—	(47,613)	(47,613)
Issuance of common stock related to stock option exercises, restriced stock units and consultants	3,060	3	—	—	1,698	—	—	1,701
Issuance of common stock related to ESPP	6	—	—	—	6	—	—	6
Restricted stock grants, net	90	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(293)	(575)	—	—	—	(575)
Stock-based compensation	—	—	—	—	6,235	—	—	6,235
Issuance of common stock related to equity financing	7,530	8	—	—	15,524	—	—	15,532
Issuance costs related to equity financing	—	—	—	—	(774)	—	—	(774)
Total other comprehensive income	—	—	—	—	—	786	—	786

BALANCE, June 30, 2013	100,281	100	(293)	(575)	3,224,769	2	(3,180,369)	43,927
Net income	—	—	—	—	—	—	433	433
Issuance of common stock for rights offering	7,530	7			12,492			12,499
Issuance of common stock related to debt and equity financing	775	1	—	—	—	—	—	1
Issuance costs related to equity financing	—	—	—	—	(422)	—	—	(422)
Issuance of common stock related to stock option exercises and vesting of restriced stock units	2,529	2	—	—	2,566	—	—	2,568
Issuance of common stock for financial advisory services	1,000	1	—	—	2,129			2,130
Purchase of treasury stock	—	—	(165)	(309)	—	—	—	(309)
Stock-based compensation	—	—	—	—	2,222	—	—	2,222
Total other comprehensive income	—	—	—	—	—	22	—	22

BALANCE, June 30, 2014	112,115	$111	(458)	$(884)	$3,243,756	$24	$(3,179,936)	$63,071

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$433	$(47,613)	$14,567
Gain (loss) on sale of discontinued operations	—	150	(50,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sale of patents acquired for immediate resale	10,000	—	—
Depreciation and amortization	97	282	4,011
Stock-based compensation	2,222	6,235	8,405
Consultant stock-based compensation	2,130	1,540	—
Non-cash restructuring charges	15	451	691
Net non-cash tax benefits	—	—	(1,289)
Loss on disposal of property and equipment	—	—	276
Amortization of premiums/discounts on investments, net	151	753	1,037
Realized loss on sale of investments	81	1,094	—
Gain on change in fair value of consultant incentive award obligation	(588)	—
In kind interest payments on note payable	3,370	27	—
Amortization debt discount and issuance costs	326	2	—
Recovery of (provision for) doubtful accounts	—	—	447
Acquisition of patents acquired for immediate resale	(10,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	88	(88)	(4,308)
Initial licensing costs	(2,417)	—	—
Prepaid assets, deposits, and other assets	410	3,540	6,805
Accounts payable	(1,136)	(2,995)	104
Fee share obligation	20,032	—	—
Accrued liabilities	(768)	(2,493)	(3,715)
Accrued restructuring costs	(614)	(13,070)	(13,160)
Restricted cash	16,873	(17,759)	—
Deferred revenue	33,571	—	(7,205)

Net cash provided by (used in) operating activities	74,276	(69,944)	(43,628)

Cash flows from investing activities:
Purchases of property and equipment	(72)	(269)	(523)
Settlement related to discontinued operations sold in 2008	—	—	(12,000)
Payments to vendors related to the sale of discontinued operation	—	(1,893)	—
Proceeds from sale of discontinued operations, net	—	600	51,399
Purchases of short-term investments	(29,854)	(10,014)	(35,872)
Proceeds from sales and maturities of investments	37,107	52,389	39,679
Purchases of long-term investments	(48,483)	(948)	(8,516)

Net cash provided by (used in) investing activities	(41,302)	39,865	34,167

Cash flows from financing activities:
Proceeds from note payable, net of discounts	—	22,066	—
Proceeds from registered direct issuance of common stock, net of offering costs	—	14,785	—
Proceeds from rights offering issuance of common stock	12,500	—
Proceeds from exercise of stock options	2,571	1,701	1,786
Payment of debt and equity issuance costs	(1,472)	—	—
Purchase of treasury stock	(309)	(575)	—
Employee stock purchase plan	—	6	118

Net cash provided by financing activities	13,290	37,983	1,904

Net increase (decrease) in cash and cash equivalents	46,264	7,904	(7,557)
Cash and cash equivalents at beginning of period	47,613	39,709	47,266

Cash and cash equivalents at end of period	$93,877	$47,613	$39,709

Cash paid for income taxes	$—	$42	$660
Cash paid for interest	$—	$3	$434

Non-cash financing activities
Unpaid debt and equity issuance costs	$65	$1,115	$—
Obligation to financial consultant for issance costs	175	925	—

	$240	$2,040	$—

Other non-cash items:
Common stock issued to satisfiy liability for issuance costs	$1,000	$—	$—

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1.	Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company) is an intellectual property licensing company with a portfolio of worldwide mobile technology patents and patent applications. Our patents cover a wide range of technology in the mobile ecosystem.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company finalized the sale of the Location product line in February 2012 to Persistent Systems Ltd (“Persistent Systems”). In April 2012, the Company completed the sale of the Mediation and Messaging businesses to Openwave Mobility, Inc. (formerly, OM 1, Inc.) (“Openwave Mobility”), a portfolio company of Marlin Equity Partners. The Company accounted for the sale of the Location, Mediation and Messaging product lines as a discontinued operation. Accordingly, the consolidated financial statements have been revised for all periods presented to reflect the above businesses as discontinued operations.

Classification of Continuing and Discontinued Operations

Due to the sale of the Company’s remaining product businesses in 2012, the Company has presented financial results for the product businesses in discontinued operations. As the majority of costs related to employees and operations in the past related to product operations, the Company identified costs it considered to be related to the ongoing intellectual property business for presentation in continuing operations. Costs the Company identified as relating to continuing operations include costs related to all personnel dedicated to its patent licensing, including external legal fees and support personnel. Additionally, certain general and administrative costs were included in continuing operations, which are equivalent to the resources the Company expects to have on an ongoing basis after its transition to an intellectual property business. This includes the compensation of the Company’s principal executive officer and principal financial officer, as well as accounting, information systems, and support personnel. All compensation, benefits, stock-based compensation and restructuring costs, if any, associated with these positions were included in ongoing operations. Additionally, the Company included costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors fees, Securities and Exchange Commission (“SEC”) filings and NASDAQ fees. Facilities and information technology costs were allocated based upon the percentage of headcount of the employees working primarily for the intellectual property business. Restructuring costs related to facilities remained in continuing operations, as the Company retained the related liabilities. All other historical costs were classified as discontinued operations as they were considered necessary to support the Mediation and Messaging businesses.

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

Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Our cash equivalents consist primarily of exchange traded money market funds. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the consolidated balance sheet are in excess of amounts that are insured by the FDIC or SIPC.

Our investments consist primarily of United States government obligations and certificates of deposit with high quality financial institutions with maturities of less than 2 years. The Company classifies its short and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized or a loss is considered to be other than temporary. The Company uses the specific-identification method in determining cost in calculating realized gains and losses.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Revenue Recognition

Since our transformation into an intellectual property company, we have entered a small number of heavily negotiated agreements. These transactions, among other things, often have multiple elements, require payments over time and are exchange for rights that are not accompanied by physical delivery. Accordingly, revenue recognition is important to understanding our business. We recognize revenue when all the following criteria are met (1) written agreements have been executed; (2) delivery of intellectual property rights has occurred or been made available; (3) prices are fixed or determinable; and (4) collectability is reasonably assured. As many agreements include multiple deliverables, we account for those agreements in accordance with ASC 605-25 “Revenue Recognition, Multiple-Element Arrangements”. This guidance requires consideration to be allocated to each element of an agreement, which often includes consideration for past and expected future patent royalty obligations. After consideration of the particular facts and circumstances, the appropriate recording of revenue between periods requires use of significant management judgment.

Patent Licensing

The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements can be complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of our patents, patent licensing royalties on covered products sold by licenses, cross-licensing terms between us and other parties, and settlement of intellectual property enforcement. We have elected to use a leased-based model for revenue recognition associated with term licenses, with revenue being recognized over the expected period of benefit to the licensee. We have and expect to receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

Consideration for Past Patent Royalties: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized the Company’s patented inventions prior to signing a patent license agreement with us or in connection with the settlement of patent litigation where there was no prior patent license agreement. In the above cases, we record the consideration as revenue when we obtained a signed agreement, identified a fixed or determinable price and determined that collectability was reasonably assured.

Prepaid Royalty Payments: These are up-front, non-refundable royalty payments that fulfill a licensees’ obligation to us under a patent license agreement for a specified time period, for sales in certain countries, or a combination thereof. We initially record these amounts as deferred revenue and recognize the related revenues related to

Prepaid Royalty Payments on a straight line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patents. Our licensees’ obligations to pay royalties typically extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its prepayment balance, they are required to make Current Royalty Payments.

Payments for a Perpetual License: These are payments made for a perpetual license to the Company’s patent portfolio. These payments are recognized as revenue when an arrangement is mutually signed, payment is received, and there is no future performance obligation and no contractual license term.

Current Royalty Payments: These are royalty payments covering a licensee’s obligations to us related to the sale of covered products in the current contractual reporting period. Licensees that owe us Current Royalty Payments are obligated to provide us with periodic royalty reports that summarize their sale of covered products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our licensees’ underlying sales have occurred. Consequently, we believe it will be impractical for us to recognize revenue in the period in which the underlying sales occur and we expect to recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is very limited.

Patent Sales

We recognize revenue from sales of our intellectual property when there is persuasive evidence of a sales arrangement, the sales price is fixed or determinable, delivery has occurred, and collectability is reasonably assured. These requirements are generally fulfilled upon closing of a patent sale transaction.

Initial License Costs

Incremental direct costs incurred related to origination of a licensing agreement resulting in deferral of revenue are capitalized. Only those costs directly related to a particular license agreement are eligible for capitalization, which are amortized over the estimated life of a patent license agreement. $0.4 million of incremental direct license costs are included in Prepaid and other current assets and $2.1 million of initial direct license costs are included in Initial direct license costs, net on the accompanying Consolidated Balance Sheets.

Fee Share

In February 2013, the Company acquired a patent portfolio from a wholly owned subsidiary of Ericsson that consisted of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances. The Company agreed to pay Ericsson consideration consisting of a nontransferable, limited license to the Company’s legacy patents and a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”). The fee share Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share agreement has no termination date.

The fee share to Ericsson is recorded as a reduction in gross revenue when the fee share is paid or payable and is included in Net Revenue on the accompanying Consolidated Statements of Operations. See Note 3 for further discussion of the Ericsson transaction.

Stock-based Compensation

Stock-based compensation costs for eligible employees and directors are measured at fair value on the date of grant and are expensed over the requisite service period using a straight line attribution method for the entire award.

Treasury Stock

Shares of the Company’s common stock repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity. These shares are a result of share-based payment awards settled net of tax withholdings. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account titled treasury stock. The equity accounts that were credited for the original share issuance (common stock and paid-in capital in excess of par) remain intact.

Foreign Currency Translation

The functional currency of some of the Company’s foreign subsidiaries is the United States Dollar (“USD”).

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

Historically the Company has operated internationally and was exposed to potentially significant adverse movements in foreign currency rate changes. With the disposition of the Company’s product businesses in April 2012, the Company has experienced a significantly reduced exposure to foreign currency rate changes.

Contingent Legal Expenses

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters and are responsible for the current payment of out of pocket expenses incurred in connection with the patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. For the fiscal year ended June 30, 2014, we recognized $7.5 million in legal fees and $3.8 million in out of pocket costs in the above agreements. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment and are expensed when they are contractually due and payable. Some of the agreements contain dollar limits on the total contingency fee that may be earned.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains (losses) on available for sale securities and foreign currency translation adjustments for subsidiaries whose functional currency is not the USD. Tax effects of comprehensive loss are not material to periods presented. The Company reports the components of comprehensive income (loss) on its consolidated statements of comprehensive income (loss).

Concentration of Risk

The Company has placed substantially all of its cash with a single well established financial institution and its cash equivalents consist primarily of an exchange traded money market fund with the same institution. The Company is exposed to credit risk related to the potential inability to access liquidity in the financial institution where its cash and cash equivalents are concentrated.

All of the Company’s net revenue in each of our 2014, 2013, and 2012 fiscal years were attributable to a single, but different licensee in each fiscal year. Only Lenovo entered into a term based license. In the event this licensee fails to meet its reporting or payment obligations in the future under its license agreements or if there is a future change in deployment of technologies in the mobile telecommunication marketplace, there could be a material adverse affect on our results of operations and financial position.

Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2014	2013	2012
Income (Loss) from continuing operations	$453	$(39,679)	$(8,150)
Income (loss) from discontinued operations, net of tax	(20)	(7,934)	22,717

Net income (loss)	$433	$(47,613)	$14,567

Weighted average shares:
Weighted average shares of common stock outstanding	108,032	90,978	86,567
Weighted average shares of restricted stock subject to repurchase	(50)	(135)	(213)

Weighted average shares used in computing basic earnings (loss) per share	107,982	90,843	86,354
Dilutive effect of stock options	442	—	—
Dilutive effect of restricted share units	263	—	—
Dilutive effect of restricted share awards	7	—	—

Weighted average shares used in computing dilutive earnings (loss) per share	108,694	90,843	86,354

Basic earnings (loss) per share from:
Income (loss) from continuing operations	$—	$(0.44)	$(0.09)
Income (loss) from discontinued operations	—	(0.09)	0.26

Net income (loss)	$—	$(0.53)	$0.17

Diluted earnings (loss) per share from:
Income (loss) from continuing operations	$—	$(0.44)	$(0.09)
Income (loss) from discontinued operations	—	(0.09)	0.26

Net income (loss)	$—	$(0.53)	$0.17

The following table sets forth potential shares of Company common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	As of June 30,
	2014 (1)	2013 (2)	2012 (2)
Potentially dilutive securities:
Non-vested shares restricted share awards	—	106	180
Non-vested restrictive share units	77	1,557	276
Options	2,352	5,855	8,251
Consultant stock award with market condition (3)	1,200	1,200	—
Contingent shares for commitment fee (4)	—	226	—
Contingent shares for non-employee compensation (5)	—	387	—

	3,629	9,331	8,707

(1)	For the 2014 fiscal year the number of options, restricted share units, and restricted share awards reflects those instruments that were excluded from the computation of dilutive shares outstanding because the assumed proceeds exceeded the average market value of the Company’s common stock during the year.
(2)	For the 2013 and 2012 fiscal years all options, restricted share units, and restricted share awards that were outstanding at the end of the fiscal year were considered anti-dilutive as the Company reported a loss from continuing operations.
(3)	Please see Note 10(e) of the Notes to the Consolidated Financial Statements.
(4)	Please see Note 10(g) of the Notes to the Consolidated Financial Statements.
(5)	In connection with the 2013 fiscal year financing transactions, the Company entered into an agreement with a consultant to provide corporate finance advisory services to the Company in connection with the Transaction. This consultant was to receive compensation in the aggregate amount of 2% of total gross proceeds from the Senior Secured Notes, a Registered Direct Offering and the Rights Offering in cash, plus an additional fee of 2% of total gross proceeds from the Senior Secured Notes, the Registered Direct Offering and the Rights Offering payable through the issuance of unregistered shares of Company common stock, par value $0.001. The Senior Secured Notes and Registered Direct proceeds were received on June 28, 2013, however, the Rights Offering was not completed as of June 30, 2013. The number of such shares issued and due as of June 30, 2013 are calculated based on 2% of total gross proceeds from the Senior Secured Notes and the Registered Direct Offering divided by the trading price per share of Company common stock as of the time of issuance. A total of 386,598 shares of Company stock were due to this consultant for the Senior Secured Notes and the Registered Direct Offering as compensation for providing corporate financial advisory services as of June 30, 2013. The fair value of the Company common stock issued of $0.8 million was recorded as a debt and equity issuance cost. The debt issue costs are recorded as a deferred asset and amortized over the life of the Notes and the equity issue costs are charged against the equity proceeds.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation. Primarily, we have consolidated changes in accrued liabilities, accrued legal and accrued compensation contained within the operating section of our consolidated statements of cash flows. Additionally, we have consolidated proceeds from sales and maturities of short and long-term investments. These reclassifications had no effect on our previously reported consolidated financial position, results of operations or cash flows.

(3)	Ericsson Transaction

In February 2013, the Company acquired a patent portfolio from a wholly owned subsidiary of Ericsson (“Ericsson”) consisting of approximately 2,150 patents and patent applications and the right to receive 100 additional patents annually for five years beginning in January 2014. In December 2013, we received the first of five installments of patents from Ericsson. The patents acquired cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased subject to existing encumbrances.

The Company is not entitled to royalty payments that were being received by Ericsson under third party license agreements on any patents included in the acquired portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and an amount equal to a percentage of future gross revenues generated by the combined patent portfolio (“fee share”) including both the Ericsson patents plus the Company’s mobility patents. The payments Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis as follows: 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share agreement has no termination date.

The Ericsson patents and the Company’s patents (the “combined patent portfolio”) have been transferred to UP LLC, organized and based in Nevada, that is consolidated by the Company and to Unwired Planet International Limited, a wholly owned subsidiary of UP LLC, that is organized and based in Dublin, Republic of Ireland. UP LLC is capitalized with equity from its two members, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC, both of which are wholly owned by the Company.

The transaction with Ericsson was completed pursuant to a January 2013 Master Sale Agreement (“MSA”) between (i) Ericsson and its subsidiaries and (ii) the Company and its subsidiaries. In addition, in connection with the completion of the transaction with Ericsson, UP LLC adopted an Amended and Restated Operating Agreement of UP LLC (“Operating Agreement”). Under the terms of the MSA and the Operating Agreement, UP LLC and its wholly owned subsidiary are required to comply with a number of restrictions on its future activities.

Those restrictions include:

a)	Revenue sharing adjustments in favor of Ericsson if UP LLC grants licenses or similar rights with respect to certain patents below certain agreed-upon royalty rates for four years after closing of the Transaction.

b)	UP LLC is required to behave in a manner that is fair, reasonable and non-discriminatory.

c)	A right of first refusal by Ericsson on any transfer of patents acquired from Ericsson.

d)	The Company has agreed not to engage in, or provide services to any person who conducts or otherwise engages in, the business of generating revenue or otherwise commercialize patents through licensing or selling of patents or initiation or participation in litigation or other legal proceedings to protect and enforce any patent or any other intellectual property right or any other business that is competitive with the business of UP LLC.

e)	Restrictions on the ability of UP LLC to operate outside the ordinary course of its business, including restrictions on the incurrence of debt, creation of liens, changes in business, affiliate transactions, or sales of certain assets and requirements to observe corporate formalities and preserving the legal separateness and bankruptcy remoteness of UP LLC.

f)	Restrictions on the ability of UP LLC to make payments of cash or its property to UP or its subsidiaries until all fee share payments have been paid to Ericsson.

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

Ericsson has a security interest in all assets of UP LLC and its two members (Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC) as well as a pledge of the equity interests in UP LLC. The MSA may be amended or modified only by a written agreement between the parties.

Because of the restrictions on UP LLC and the rights and obligations of Ericsson after the transaction, the Company, for accounting purposes, concluded that its arrangement with Ericsson is executory in nature and, accordingly, did not give accounting recognition to it in the Company’s 2013 fiscal year. Specifically, the Company did not recognize an asset value for the patents received and did not record revenue from the license issued to Ericsson. Revenues earned from licensing the combined patent portfolio will be recognized when the criteria for recognition have been met. The fee share to Ericsson will be recorded as a reduction in gross revenue when the fee share is paid or payable.

Transaction costs of $7.2 million for legal and advisory services, travel, and other direct costs of entering into the transaction with Ericsson were charged to expense during fiscal year ended June 30, 2013.

In March 2014, the Company and Ericsson entered into an agreement to modify the MSA in connection with the Lenovo Transaction described in Note 4. Under the March 2014 modification, Ericsson (1) agreed to sell and UP LLC agreed to buy patents for $10.0 million, which were in turn sold to Lenovo, (2) consented to the Lenovo transaction, and (3) waived its right of first refusal on the sale of all the patents to Lenovo. In return, UP LLC agreed to consider total consideration paid by Lenovo as gross revenue under the MSA for determination of the fee share due Ericsson.

The Company has recognized cumulative gross revenues of $58.1 million and incurred a cumulative fee share of $11.6 million from inception of the MSA through June 30, 2014. The Company recognized $11.6 million and $21,000 in fee share for the fiscal years ended June 30, 2014 and June 30, 2013, respectively.

(4)	Lenovo Transaction

In March 2014, the Company entered into (i) a Patent License Agreement (“License agreement”) and (ii) a Patent Purchase Agreement (“Purchase Agreement”) with a subsidiary of and with Lenovo Group Limited (collectively “Lenovo”). The agreements are referred to collectively as “the Lenovo Agreements”, and “Agreements”.

Pursuant to the License Agreement, the Company granted Lenovo and its affiliates a term-based, non-exclusive, non-transferable license to the Company’s patent portfolio for the purposes of making, using, selling, offering for sale and importing mobile devices. The license covers the Company’s existing patent portfolio and any patents added to that portfolio during the term of the license. In addition to the license, the License Agreement also releases Lenovo and its affiliates from liability relating to any activities that constitute infringement of the licensed patents before the effective date of the License Agreement. Under the License Agreement, the Company received a nonrefundable payment from Lenovo in April 2014 (the “Upfront License Payment”). Lenovo will pay the Company royalties during the term of the License Agreement for sales of mobile devices in certain territories, which are to be creditable against the Upfront License Payment and additional royalty payments if and when the royalties payable exceed the Upfront License Payment. The license expires in March 2019, except that the License Agreement will automatically renew for an additional two year period if the aggregate royalties credited under the License Agreement are less than the Upfront License Payment. The License Agreement contains no other renewal provisions. During the term of the License Agreement Lenovo has the right to terminate the License Agreement upon at least 30 days prior written notice to the Company, provided that Lenovo will not be entitled to any refund of any payments made (including the Upfront License Payment).

Pursuant to the Purchase Agreement, the Company sold 21 patent families covering technology utilized in telecommunications infrastructure including mobile device technologies (the “Patents”) to Lenovo. Under the Purchase Agreement, the Company received a payment from Lenovo in April 2014 (the “Purchase Payment”) in consideration for the sale and assignment to Lenovo of the Patents. Included in the Patents sold to Lenovo were certain patents purchased by the Company from Ericsson for $10 million, which amount is over and above the revenue sharing agreement pursuant to the MSA. However, pursuant to an amendment to the MSA the Company was required to pay the fee share on gross proceeds of $100.0 million. Payment of $10 million for these additional patents was paid to Ericsson in April 2014.

In connection with entering into the Agreements, the Company engaged a consultant to provide financial advisory services pursuant to a letter agreement entered into in March 2014 (the “Letter Agreement”). Among other things, the Letter Agreement provides that in consideration for the advisory services provided by the consultant, the Company would pay fees of $2.5 million in cash and issue one million shares of the Company’s common stock which was valued at $2.1 million, each payable by the Company contingent upon the closing of the transactions with Lenovo. The cash payment and issuance of stock to the consultant was completed during our fourth quarter of the 2014 fiscal year. The Company also granted the consultant customary piggyback registration rights in connection with the resale registrations of the Company’s common stock under the Securities Act of 1933.

The fees paid to the consultant and other initial licensing costs for the patent sale and patent license totaled $5.4 million. Of these costs, $2.8 million were expensed on our Consolidated Statements of Operations and $2.5 million were capitalized as initial direct license costs and are included on our Consolidated Balance Sheets and will be amortized over the remaining estimated life of the patent license agreement.

The Upfront License Payment and the Purchase Payment totaled $100.0 million, which was received on April 17, 2014. All revenues generated by the Lenovo agreement are subject to the revenue sharing arrangement with Ericsson.

Allocation of the Lenovo Transaction Proceeds

The Lenovo Agreements were considered a multiple element revenue arrangement. Contractually stated amounts were considered, but were not determinative of amounts allocated to each element for accounting purposes. An analysis was performed to determine the fair value of the elements of the Lenovo transaction. The elements of the valuation analysis include the sale of patents, licensing of patents, and past patent infringement of the licensed patents. The valuation approach utilized market estimations for the royalty rate for valuing both the licensing elements as well as the sale element through a “royalty avoidance” approach. The sale element was separately valued using a market approach and an income approach based on benchmark patent sale deals. The Patent Purchase Agreement and Patent License Agreement transactions were entered into together and were accounted for as a single arrangement. Proceeds from the Lenovo Agreements were allocated to the elements of the transaction based on their relative fair value resulting from this process and are as follows (in thousands).

Fair Value allocation of Lenovo transaction gross proceeds		% of Proceeds allocated
License of Patents	$43,273	43%
Past Patent Infringement	2,774	3%
Sale of Patents	53,953	54%

Total Gross Proceeds	$100,000	100%

Revenue related to sale of the patents and past patent infringement were recognized upon the closing of the Agreements. Licensing revenue is recognized ratably over the estimated licensing term of 7 years. A total of $1.3 million was recognized in gross licensing revenue for the Lenovo transaction during the fourth quarter of the 2014 fiscal year.

The following table summarizes gross revenue, the fee share due Ericsson and net revenue recognized for the Lenovo transactions for the 2014 fiscal year (in thousands).

Sale of patents	$53,953
Past patent infringement	2,774
Licensing revenue	1,268

Gross Revenue	$57,995
Fee share	(11,599)
Patents acquired and sold	(10,000)

Net revenue	$36,396

As described in Note 3, the Company paid Ericsson $10 million for patents that were subsequently sold to Lenovo. Subsequent to the receipt of proceeds from Lenovo, the Company paid Ericsson $10.0 million in accordance with the modification to the MSA. This payment was reflected as a reduction to gross revenue in the previous table and accounted for on a net basis.

The fee share due Ericsson is computed as 20% of the gross revenue gross revenue recognized or $11.6 million. The remaining deferred licensing revenue of $42.0 million and the corresponding fee share due Ericsson will be recognized ratably over the remaining 7 year term of the agreement.

The following table summarizes the licensing revenue recognition and Ericsson fee share for the license agreement over the remaining 7 year term:

	Fiscal year ending June 30,
	2015	2016	2017	2018	2019	2020	2021	Total
Lenovo Licensing Revenue Recognition	$6,256	$6,256	$6,256	$6,256	$6,256	$6,256	$4,467	$42,003
Fee share	(1,251)	(1,251)	(1,251)	(1,251)	(1,251)	(1,251)	(926)	$(8,432)

Net Revenue	$5,005	$5,005	$5,005	$5,005	$5,005	$5,005	$3,541	$33,571

The net revenue amounts above are recorded as deferred revenue on the balance sheet. Fee share amounts are subject to the Ericsson MSA revenue share provision and could be impacted if additional revenue is realized.

(5)	Discontinued Operations

In January 2012, the Company announced its pursuit of strategic alternatives for its product operations and in February 2012 sold its non-core, Location product line, for $6.0 million in cash, with $0.6 million of that amount being placed in an escrow account for a period of one year, to secure indemnification claims made, if any. The Company recorded a pre-tax gain on sale of discontinued operations of approximately $5.2 million within discontinued operations in the 2012 fiscal year. In the 2013 fiscal year, the escrowed funds were distributed, which resulted in a gain on sale of discontinued operations of $0.6 million in the Consolidated Statement of Operations.

In the 2012 fiscal year, the Company sold the Mediation and Messaging product lines completing the divestiture of the Company’s product business and received $49.6 million in cash, which was subject to certain working capital adjustments as provided in the Asset Purchase and Sale Agreement. In the 2013 fiscal year, the Company settled all working capital adjustments under the Asset Purchase and Sale Agreement, which resulted in a loss on the sale of discontinued operations of $0.75 million.

As part of the above Asset Purchase Sale Agreement, the Company entered into a transition services agreement for a flat fee per month under which the Company provided accounting and other services to the acquirer of its Mediation and Messaging product business which concluded in October 2012. The costs of providing these services that were incremental to the flat fee are reflected in discontinued operations on the statement of operations.

Upon these sales of the Location, Mediation and Messaging businesses, the product businesses’ financial results together with the costs associated with winding down foreign entities have been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

(6)	New Accounting Pronouncements

Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: This ASU was issued to address concerns raised in the initial issuance of ASU 2011-05, Presentation of Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement. With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

•	This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The amendments in ASU 2013-02 are effective prospectively. The Company adopted ASU 2013-02 on July 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company adopted this guidance on July 1, 2013 The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: This pronouncement was issued to provide for consistent presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective for the Company on July 1, 2014 and will have no material effect on our financial position or results of operations when implemented since the Company is currently presenting the unrecognized tax benefit for the R&D tax credits against the respective deferred tax asset which is also subject to a valuation allowance.

Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures. Additionally, the Company has not selected a transition method.

(7)	Financial Instruments

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Our cash equivalents consist primarily of an exchange traded money market fund. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC or SIPC.

Restricted cash

In connection with the closing of the Ericsson patent acquisition, the Company terminated its credit facility with Silicon Valley Bank provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent such letters of credit are fully cash collateralized. As of June 30, 2014 and June 30, 2013 restricted cash totaled $0.6 million and $17.8 million, respectively, of which $0.3 million and $17.3 million is classified as short-term restricted cash and $0.3 million and $0.5 million is classified as long-term restricted cash in Debt issuance costs and other assets, net on the Company’s June 30, 2014 and June 30, 2013 Consolidated Balance Sheets, respectively. Approximately $17.0 million of the restricted cash at June 30, 2013 related to the lease on the Company’s prior headquarters which expired in April 2013 and the related restriction was removed in early July 2013.

Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables show the Company’s available-for-sale investments within investments in the consolidated balance sheet (in thousands):

Expected maturity for the year ending June 30,			Fair Value	Amortized Cost
	2015	2016	June 30, 2014 Total	June 30, 2014 Total
U.S. Govt. Obligations	$39,068	$9,993	$49,061	$49,039
Certificates of Deposit	1,000	1,752	2,752	2,750

Total	$40,068	$11,745	$51,813	$51,789

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based upon the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

ASC 820 provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the fiscal year ended June 30, 2014.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$90,651	$—	$—	$90,651
U.S Government Obligations	49,061	—	—	49,061

Total Assets (b)	$139,712	$—	$—	$139,712

Liabilities
Market condition consultant stock award	$—	$316	$—	$316

Total Liabilities	$—	$316	$—	$316

(a)	included in cash and cash equivalents
(b)	Total Assets do not include Certificates of Deposit

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$9,121	$—	$—	$9,121
U.S Government Agencies	2,980	—	—	2,980
Corporate Bonds	5,808			5,808

Total Assets (b)	$17,909	$—	$—	$17,909

Liabilities
Market condition consultant stock award	$—	$904	$—	$904

Total Liabilities	$—	$904	$—	$904

(a)	included in cash and cash equivalents
(b)	Total Assets do not include Certificates of Deposit

Auction Rate Securities

As of June 30, 2012, a $2.2 million Auction Rate Security (“ARS”), recorded in long-term investments on the consolidated balance sheet, was considered illiquid based upon a lack of auction results beginning in the 2008 fiscal year. The Company estimated the fair value of this ARS based on (1) financial standing of the issuer; (2) size of position held and the liquidity of the market; (3) contractual restrictions on disposition; (4) pending public offering with respect to the financial instrument; (5) pending reorganization activity affecting the financial instrument; (6) reported prices and the extent of the public trading in similar financial instruments of the issuer or comparable companies; (7) ability of the issuer to obtain required financing; (8) changes in the economic conditions affecting the issuer; (9) a recent purchase of the sale of a security of the issuer; (10) pricing by other dealers in similar securities; (11) financial statements of any underlying ARS portfolio investments; (12) successful auction/early redemption; (13) failing auctions until maturity; or (14) default and the estimated cash flows for each scenario. Other factors were considered, such as interest rate effects, liquidity, trinomial probabilities, recovery rates, value of the investments held by the issuer and the financial condition and credit ratings of the issuer, insurers, and parent companies, as applicable.

Assumptions of probabilities of default, probabilities of passing auction, and probabilities of earning the maximum rate for each period are based upon the risks, the underlying investments collateralizing the ARS, the maturity date of the ARS, the maximum rate of the ARS and current market conditions, and third party professional judgment.

The ARS is “Triple X” structured obligations of special purpose reinsurance entities associated with life insurance companies. On May 3, 2012, the ARS related to federal education student loans programs was bought back by the investment broker at par value of $2.2 million. As of June 30, 2012, the ARS instrument remaining was rated BBB by Standard and Poor’s and all of the $3.5 million par value of this illiquid investment is insured against defaults of principal and interest by third party insurance companies. The Company sold the ARS in February 2013. Proceeds of $1.9 million and a realized loss of $1.1 million were recognized in the third quarter of the 2013 fiscal year.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant (Level 3) ARS

Balance at June 30, 2012	$2,237
Change in unrealized losses included in other comprehensive income	(329)
Sale of ARS	(1,908)

Balance at June 30, 2013	—
Change in unrealized losses included in other comprehensive income	—
Sale of ARS	—

Balance at June 30, 2014	$—

The following tables summarize the Company’s financial assets and liabilities that are not required to be carried at fair value on a recurring basis as of June 30, 2014 and 2013 (in thousands):

		Fair Value as of June 30, 2014
	Carrying Value	Level 1	Level2	Level3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$3,226	$3,226	$—	$—	$3,226
Certificates of deposit (a)	2,752	2,752	—	—	2,752
Restricted cash (c)	629	629			629
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable (b)	$25,693	$—	$—	$26,377	$26,377

(a)	included in investments
(b)	includes payment in kind notes
(c)	includes current and non-current restricted cash

		Fair Value as of June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$38,492	$38,492	$—	$—	$38,492
Certificates of deposit (a)	2,005	2,005	—	—	2,005
Restricted cash (b)	17,759	17,758			17,758
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable	$22,096	—	$—	$22,092	$22,092

(a)	included in investments
(b)	includes current and non-current restricted cash

(8)	Borrowings

Senior Secured Notes

In June 2013 the Company entered into several financing agreements including a Note Purchase Agreement, a Securities Purchase Agreement, and a Backstop Purchase Agreement (collectively “Transactions” or “Financing Agreements”) with Indaba Capital Fund LP (“Indaba”). In June 2013, the Company estimated the total fair value of the Financing Agreements to be $36.8 million. The Note Purchase Agreement resulted in the issuance of Senior Secured Notes in the principal amount of $25.0 million, which mature in June 2018 and are subject to an Indenture Agreement (“Indenture”) with a third party trustee. There are no required principal payments on the Notes until maturity unless there is a change in control transaction. The fair value of the Senior Secured Notes (“Notes”) was approximately $22.1 million, which resulted in a $2.9 million discount. Additionally, the Company incurred $1.3 million of debt issuance costs. Both the discount on the Notes and the debt issuance costs are being amortized over the life of the Notes using the effective interest rate method.

The Notes have a stated interest rate of 12.875%. The effective interest rate of the Notes as of June 30, 2014 is 17.2%. For the first two years, the Company is required to make quarterly “in-kind” interest payments via the issuance of additional notes, which bear interest at 12.875%. The Company has the option to pay interest on the Notes after the second year in cash with an interest rate of 12.5% or as in-kind payments at a higher interest rate of 12.875%. The Company may redeem some or all of the Notes beginning on or after the first anniversary of the Note issuance at a redemption price equal to 115% of the principal amount of the Notes plus accrued and unpaid interest, which amount declines each successive anniversary until maturity.

The Indenture provides that the Notes will be secured by substantially all assets of the Company other than equity interests in the Company’s subsidiaries in existence at the time of Note issuance and all assets of the Company’s subsidiaries. The Indenture also provides certain newly-created domestic subsidiaries will become Notes guarantors and pledge their assets as additional collateral securing the Notes in certain circumstances.

In the event of certain change of control transactions, which include the sale of patents that generate net proceeds to the Company equal to or greater than $150 million during the term of the Notes, the Company may be required to purchase some or all of its Notes at a purchase price equal to 115% of the aggregate principal amount thereof if such redemption date occurs between the issue date and June 28, 2015, and declining thereafter, in each case, plus accrued and unpaid interest to the date of purchase. The Notes contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to: (1) incur debt; (2) pay dividends and make distributions on, or redeem or repurchase the Company’s equity interests; (3) make certain investments; (4) sell assets; (5) create liens; and (6) enter into transactions with affiliates. The Company is also required to maintain a minimum cash and cash equivalents collateral balance of $10 million, which will no longer be required when the volume weighted average trading price of a share of the Company’s common stock exceeds $3.00 for any period of 15 trading days in any 30 day trading day period after the second anniversary of the Notes issuance.

For the fiscal year ended June 30, 2014, The Company recognized interest expense of $3.7 million on the Notes, consisting of $3.4 million of payment-in-kind and $0.3 million of amortization of the discount of the Notes and debt issuance costs. For the 2013 fiscal year, the Company recognized a nominal amount of interest expense on the Notes, which were issued on June 28, 2013.

Letters of Credit

The Company is obligated on four irrevocable standby letters of credit totaling $0.6 million, which are fully cash collateralized. $0.3 million of cash collateral is included in Restricted cash and $0.3 million is included in Debt issuance costs and other assets, net on the accompanying Consolidated Balance Sheets.

(9)	Commitments and Contingencies

(a)	Leases

The Company has facility operating leases at other locations in the United States and one in Ireland. Future minimum lease payments under all non-cancelable operating leases and future contractual sublease income were as follows at June 30, 2014 (in thousands):

Year Ending June 30,	Future Lease Payments	Future Contractual Sublease Income	Net Future Lease Payments
2015	$663	$(295)	$368
2016	154		154
2017	—		—

Total	$817	$(295)	$522

Rent expense, net of accrued restructuring for the 2014, 2013 and 2012 fiscal year, was approximately $104,000, $117,000, and $3.3 million, respectively, net of sublease income of $31,000, $1.5 million, and $1.5 million for the 2014, 2013 and 2012 fiscal years, respectively.

(b)	Litigation

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

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of Company common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2014, options to purchase a total of 3,200 shares were outstanding under the 1995 Stock Plan.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,262,282 shares of Company common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2014, options to purchase a total of 6,000 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan (the “Directors’ Plan”) which was approved by the shareholders in December 2009, provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). In September 2013, the Board approved an amendment and restatement of the Directors’ Plan, which increased the number of shares authorized for issuance by 2,000,000 shares from 1,650,000 to 3,650,000 shares. The above change to the Directors’ Plan was approved by the Company’s shareholders in November 2013. Options and awards granted to new or existing Outside Directors under the Directors’ Plan vest ratably over a period of three years. The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Plan, stock option grants have a term of ten years. As of June 30, 2014, the Company had a total of 1,403,393 shares of the Company’s common stock available for grant, and a total of 1,080,097 shares were outstanding under the Directors’ Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan was terminated by resolution of the Board of Directors in November of 2013. All shares available for grant were retired.

The Openwave Systems Inc. Amended and Restated 2006 Stock Incentive Plan, as amended (“2006 Plan”), which was approved by the stockholders in December 2008, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units. In September 2013, the Board approved an amendment and restatement of the 2006 Plan, which increased the number of shares authorized for issuance by 2,000,000 shares from 17,000,000 to 19,000,000 shares. The above change to the 2006 Plan was approved by the Company’s shareholders in November 2013. Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2006 Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2014, the Company had a total of 4,023,822 shares of Company common stock available for grant, and a total of 3,215,164 shares were outstanding under the 2006 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans discussed above as of June 30, 2014:

Common Shares available for Issuance
1995 and 1996 Stock Plans	—
Director’s Plan	1,403,393
2006 Plan	4,023,822

Total	5,427,215

(c)	Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. As of June 30, 2014, 24,000 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

(d)	Employee Stock Purchase Plans

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees could previously purchase Company common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Company’s common stock as of the beginning and the end of the six month offering periods. The amount of stock-based compensation expense recognized relating to the ESPP during the 2013 fiscal year was immaterial.

During the 2013 and 2012 fiscal years, 5,627 and 84,740, respectively, were purchased by employees under the ESPP. The ESPP was suspended in November 2012. Accordingly, no shares were purchased by employees in the 2014 fiscal year.

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

	Fiscal Year Ended June 30,
	2013	2012
Expected volatility	61.4%	52.7- 92.0%
Expected dividends	—	—
Expected term (years)	0.5	0.5
Risk-free rate	0.1%	0.1%

(e)	Stock-based compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company estimates the expected term for new grants based upon actual historical experience. The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price. To the extent volatility of its stock price increases in the future, the Company’s estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determines the fair value of nonvested shares based on the NASDAQ closing stock price on the date of grant.

The ranges of assumptions used to value option grants were as follows:

Fiscal Year Ended June 30,
	2014	2013	2012
Expected volatility	64.6 - 68.7%	62.1 - 73.6%	72.2 - 78.5%
Expected dividends	—	—	—
Expected term (years)	2.60 - 3.04	2.66 - 5.87	3.60 - 6.07
Risk-free rate	0.49 - 0.9%	0.4 - 1%	0.6 - 1.2%

A summary of option activity through June 30, 2014 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	9,889	$3.21
Options granted	4,773	1.76
Exercised	(1,783)	1.37
Forfeited, cancelled or expired	(4,628)	2.55

Outstanding at June 30, 2012	8,251	$3.14
Options granted	991	1.64
Exercised	(1,046)	1.63
Forfeited, cancelled or expired	(2,341)	5.95

Outstanding at June 30, 2013	5,855	$2.03
Options granted	591	1.56
Exercised	(1,626)	1.58
Forfeited, cancelled or expired	(1,668)	2.98

Outstanding at June 30, 2014	3,152	$1.68	4.65	$1,870

Exerciseable at June 30, 2014	2,124	$1.71	2.61	$1,209

The weighted average grant date fair value of options per share granted during the 2014, 2013, and 2012 fiscal years was $0.67, $0.72, and $0.98, respectively. The total intrinsic value of options exercised during the 2014, 2013, and 2012 fiscal years was $0.4 million, $2.5 million, and $1.7 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards through June 30, 2014, including discontinued operations is presented below (in thousands except per share amounts):

Nonvested shares - Restricted Stock Awards	Shares	Grant Date Fair Value Per Share
Outstanding at June 30, 2011	197	$2.07
Granted	151	1.67
Vested	(168)	1.86
Forfeited	—	—

Outstanding at June 30, 2012	180	$1.93
Granted	90	1.42
Vested	(164)	1.85
Forfeited	—	—

Outstanding at June 30, 2013	106	$1.61
Granted	—	—
Vested	(82)	1.62
Forfeited	—	—

Outstanding at June 30, 2014	24	$1.57

A summary of the activity of the Company’s restricted stock units through June 30, 2014 is presented below (in thousands except per share amounts):

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	—	$—
Granted	2,504	2.04
Vested	(2,175)	2.59
Forfeited	(53)	1.93

Outstanding at June 30, 2012	276	$2.04
Granted	2,315	1.55
Vested	(1,014)	1.91
Forfeited	(20)	1.90

Outstanding at June 30, 2013	1,557	1.40
Granted	523	1.51
Vested	(907)	1.73
Forfeited	(20)	1.90

Outstanding at June 30, 2014	1,153	$1.65

The aggregate grant date fair value of RSU’s granted during the 2014, 2013, and 2012 fiscal years was $0.7 million, $3.6 million and $5.1 million, respectively.

Stock-based compensation expense to employees and directors totaled $2.2 million, $4.4 million, and $8.4 million for the 2014, 2013, and 2012 fiscal years, respectively.

As of June 30, 2014, there was $2.1 million of total unrecognized compensation cost related to all unvested share awards and options. That cost is expected to be recognized on a declining basis as the shares vest over the next three years.

Consultant compensation

Incentive Fee

During the 2013 fiscal year, the Company issued one million shares of Company common stock to a consultant for performance under a services contract in connection with the Ericsson transaction. The fair value associated with this stock issuance of $1.9 million was recognized as stock-based compensation expense during the year ended June 30, 2013. An additional 500,000 shares of Company common stock will be issued if prior to August 14, 2014 the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $3.00 (“First Incentive Fee”). The First Incentive Fee expired on August 14, 2014, as the share price condition was not met. An additional 700,000 shares of Company common stock will be issued if prior to February 12, 2015 the volume weighted average trading price of the Company’s common stock over any 20 consecutive trading days equals or exceeds $5.00 (“Second Incentive Fee”). The awards related to the Incentive Fees will only vest if the respective Company common stock price targets are met. The Incentive Fees are classified as a liability on the Company’s balance sheet. The Company is required to settle the Incentive Fees by transferring cash in the event a change of control transaction occurs. The fair value of the awards for the Incentive Fees are remeasured on a quarterly basis using a Monte Carlo simulation method and any changes in fair value are recognized as expense or income in the statement of operations.

The amount of stock-based compensation expense in the 2013 fiscal year related to the issuance of the Incentive Fees was $1.5 million and included in general and administrative expenses. Subsequent changes in the fair value were recognized in Other Income and Expense. Other Income relating to the change in liability value for the 2014 and 2013 fiscal years were $0.6 million and $0.8 million, respectively. The first tranche of Company common stock issued was modified at the end of the fourth quarter of the 2013 fiscal year to add an additional six months to the issue date from February 14, 2014 to August 14, 2014. This modification was in relation to the Financing Agreements and therefore considered an equity issuance cost relating to the Transaction. The cost associated with the modification was $0.2 million and was recognized in the fourth quarter of the 2013 fiscal year.

The assumptions used in the Monte-Carlo simulation model to value the Company’s above market-condition share-based payment award are as follows:

Fiscal Year Ended June 30,
	2014	2013
Expected volatility	60.24 - 72.41%	62.28 - 72.38%
Expected dividents	—	—
Risk-free rate	0.08 - 0.18%	0.24 - 0.28%

The estimated fair value of the above Incentive Fee award liabilities was $0.3 million and $0.9 million at June 30, 2014 and June 30, 2013, respectively. The First Incentive Fee expired on August 14, 2014, as the share price condition was not met.

(f)	CEO Separation and Bonus

In February 2013, the Company announced that Michael Mulica intended to step down as the Company’s President and Chief Executive Officer as of May 2013 pursuant to a separation agreement entered into between the Company and Mr. Mulica (the “Separation Agreement”). The Separation Agreement provided that upon Mr. Mulica’s exit, all of his unvested equity awards covering shares of the Company’s common stock shall automatically be accelerated so as to become immediately and completely vested, and the post-termination exercise periods for all of his stock options shall be extended for an additional six months. In addition, Mr. Mulica is entitled to salary continuation for twelve months which commenced upon separation and was eligible for an incentive cash award for the first six months of 2013 for an amount of up to 150% of Mr. Mulica’s base salary, based on certain performance criteria detailed in the Separation Agreement and prorated for the amount of days actually worked. Mr. Mulica is also entitled to certain continuing benefits and outplacement assistance. Additionally, in February 2013, in recognition of Mr. Mulica’s efforts in connection with the closing of the Company’s patent transaction with Ericsson, the Company’s Board of Directors awarded Mr. Mulica a $200,000 cash bonus and 300,000 restricted stock units that vested in accordance with the terms of the Separation Agreement. For the 2013 fiscal year, the Company incurred $0.4 million in expense and $2.3 million in stock-based compensation for the separation of the CEO and bonus to the CEO.

(g)	Board of Directors Resignations

As previously announced in July 2013 Robin Abrams resigned from the Board of Directors and in March 2014 both Peter Feld and Michael Mulica also resigned from the Board of Directors. In connection with Ms. Abrams’ and Messrs. Feld’s and Mulica’s resignations (1) the vesting of all unvested stock options and restricted stock units were accelerated, (2) the Company’s right to repurchase the restricted share awards held by Ms. Abrams and Mr. Feld lapsed, and (3) the post termination exercise period for all options were extended by fifteen months. As a result of the above resignations, the Company incurred $0.1 million in expense and $0.6 million in stock-based compensation for the above modifications.

(h)	Registered Direct Offering and Backstop Purchase Agreement

On June 28, 2013, Unwired Planet entered into multiple Financing Agreements. The agreements included a Note Purchase Agreement, a Securities Purchase Agreement and a Backstop Purchase Agreement (collectively “Transactions” or “Financing Agreements”). In connection with these Financing Agreements, the Company entered into an agreement with a third party to pay certain fees in cash and stock for financial advisory services.

Registered Direct Offering

On June 28, 2013, Company entered into a Securities Purchase Agreement for a Registered Direct Offering with Indaba that provided for issuance of 7,530,120 shares of Company common stock, par value $0.001, at $1.66 per share for $12.5 million.

The Securities Purchase Agreement contained customary representations, warranties and covenants and includes the terms and conditions for the sale of the Company’s common stock, indemnification and contribution obligations and other terms and conditions customary in agreements of this type. Additionally, the Securities Purchase Agreement provided Indaba with certain Board of Director designation rights for as long as Indaba continues to maintain a voting percentage equal to or greater than 5% of the total shares of Company common stock outstanding, or as long as Indaba continues to maintain a voting percentage equal to or greater than 3% of the total shares outstanding and hold at least 50% of the Senior Secured Notes, in each case subject to the terms and conditions under the Securities Purchase Agreement and subject to applicable rules and published guidance of The NASDAQ Stock Market LLC, including, but not limited to, listing rule 5640 (or any successor rule).

Rights Offering and Backstop Purchase Agreement

In September 2013, the Company issued a total of 7,530,120 shares of common stock at a price of $1.66 per share and received gross proceeds of $12.5 million as part a rights offering to shareholders of record on July 8, 2013. In connection with rights offering the Company entered into a backstop purchase agreement with Indaba Capital Fund, L.P. (Indaba) whereby Indaba was obligated to purchase shares in the rights offering not purchased by the Company’s then existing shareholders. In consideration for Indaba’s backstop purchase agreement, the Company agreed to and issued Indaba 225,904 shares as a backstop fee. Indaba purchased 2,255,461 of the 7,530,120 shares issued in the rights offering as part of their backstop purchase agreement.

Financial Advisory Services

In connection with these Transactions, the Company entered into an agreement on June 28, 2013 with a consultant and agreed to pay certain fees in cash and through the issuance of Company common stock in exchange for financial advisory services. The agreed upon fee was 2% of gross proceeds from the Transactions payable in cash and 2% of gross proceeds from the Transactions payable through the issuance of Company’s common stock, par value $.001. The number of shares issued was calculated based on the total gross proceeds from the Transactions divided by the price per share of Company common stock at the closing of the Transactions. The Company issued 549,450 shares to the consultant for the above described services in September 2013.

Accounting for the Transactions

The Financing Transactions, including the Notes, Registered Direct Offering and the Backstop Purchase Commitment and Backstop Fee were accounted for using fair value measurement. Because these Transactions were entered into together, they were accounted for using relative fair value. Various factors were considered in determining the fair value of the Transactions. These factors included (1) closing price per share on the date the Transactions closed; (2) cash interest payments on the Notes; (3) payment-in-kind payments on the Notes; (4) principal prepayment of the Notes; (5) the Notes maturity date; (6) the Notes debt covenants; (7) discount rates; (8) market interest rates; (9) Company projections; (10) comparable issues and spread analysis; (11) Capital Asset Pricing Model scenarios; (12) and backstop purchase commitment scenarios.

The following table summarizes the fair value of the Company’s Notes using level 3 inputs (in thousands):

	June 30, 2013
	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$22,066	$22,066
Payment-In-Kind Note	26	26

Carrying value of Note	$22,092	$22,092

The fair value of the individual Transactions was determined and in total the fair value of the Transaction was $36.9 million. Total proceeds received for these Transactions were $36.9 million on June 28, 2013. Fair value was allocated based on the individual fair values in total as follows (in thousands):

Proceeds allocated:
Senior Secured Notes	$22,068
Registerd Direct	13,491
Backstop commitment	854
Backstop fee	437

$36,850

The discount on the Senior Secured Notes was determined as the difference between the face value of the Notes and the relative fair value of the Notes and totaled $2.9 million. Debt issuance costs of $1.3 million were recorded in Debt issue costs and other assets, net on the accompanying Consolidated Balance Sheets. Both the Notes discount and debt issuance costs will be amortized over the life of the Notes using the effective interest rate method as interest expense.

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

	Common Stock		Additional Paid In Capital
	Shares	Amount
Registered Direct Offering	7,530	$8	$13,483
Backstop Purchase
Commitment	—	—	854
Backstop Fee	—	—	437
Third Party Vendor Financial
Advisory Consultant Fee	—	—	750

	7,530	8	15,524
Less Issuance Costs	—	—	(774)

Balance as of June 30, 2013	7,530	$8	$14,750

Refer to Financing Agreements in Note 8 of the Notes to the Consolidated Financial Statements.

(11)	Restructuring and Related Costs

The following tables set forth the restructuring activity through June 30, 2014 (in thousands):

	Restructuring Plans
	FY 02 to FY 09		FY 10		FY 11		FY 12		FY 13
	Facility (2)	Severance (1)	Facility (2)	Severance (1)	Severance (1)	Facility (2)	Severance (1)	Severance (2)	Facility (2)	Severance (2)	Accrual
Accrual balances as of June 30, 2011	$25,210	$—	$748	$—	$217						$26,175
Activity for fiscal 2012:
New charges and adjustments to estimates	(48)		7		(12)	1,411	4,327	618			6,303
Accretion expense	680		10		—	1	—	—			691
Cash paid, net	(13,324)		(432)		(205)	(610)	(4,327)	(573)			(19,471)

Accrual balances as of June 30, 2012	12,518	—	333	—	—	802	—	45			13,698
Activity for fiscal 2013:
New charges and adjustments to estimates	10		(25)			(71)		(3)	831	701 —	1,443 —
Accretion expense	221		4			—		—	—		225
Cash paid, net	(12,008)		(207)			(731)		(5)	(831)	(653)	(14,435)
Write-offs (Severance, Cobra & Outplacement)	—		—					(37)		(41)	(78)

Accrual balances as of June 30, 2013	741	—	105	—	—	—	—	—	—	7	853
Activity for fiscal 2014:
New charges and adjustments to estimates											—
Accretion expense	15										15
Cash paid, net	(502)		(105)								(607)
Write-offs (Severance, Cobra & Outplacement)										(7)	(7)

Accrual balances as of June 30, 2014	$254	$—	$—	$—	$—	$—	$—	$—	$—	$—	$254

(1)	These amounts relate to discontinued operations.
(2)	These amounts relate to continuing operations.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. As of June 30, 2014, the Company has a sublease contract in place for its last remaining facility.

Restructuring Plans

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of the 2012 fiscal year (the “FY2012 Restructuring”), and various other restructurings in fiscal years 2002 through 2011. Most recently, the Company announced a restructuring in November 2012 in relation to the relocation of its headquarters to Reno, Nevada. The Company incurred a $0.3 million charge during the first quarter of the 2013 fiscal year, related to severance as a result of this relocation. The Company recorded an additional restructuring expense charge of $1.4 million under this plan during the second quarter of the 2013 fiscal year, which includes approximately $0.4 million in severance payments and $1.0 million in facility charges, of which $0.2 million is a non-cash charge for accelerated depreciation. The Company did not record any additional charges for restructuring in the third or fourth quarters of the 2013 fiscal year or the 2014 fiscal year.

Previously, the Company implemented a restructuring plan in the 2012 fiscal year (the “FY2012 Restructuring”) to better align the Company’s resources among its operational groups, reduce costs and improve operating efficiencies. As such, during the second quarter of the 2012 fiscal year, the Company incurred $1.4 million in facility charges associated with restructuring reduction of space used for the Company’s headquarters under this plan. The Company also incurred $4.9 million in restructuring charges related to severance, of which $0.5 million is included in continuing operations and $4.4 million is included in discontinued operations for the year ended, June 30, 2012.

The Company implemented the FY2010 Restructuring (the “FY2010 Restructuring”) to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. The Company paid $0.2 million through June 30, 2013 and paid $0.1 million from July 2013 through January 2014.

The Company implemented the FY2009 Restructuring (the “FY2009 Restructuring”) to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As of June 30, 2012, the remaining balance was $12.5 million of a facilities related accrual. The Company paid $11.8 million through June 30, 2013, $0.5 million through June 30, 2014 and expects to pay $0.3 million from July 2014 through November 2014.

The following table summarizes the expected future payments for restructuring liabilities by fiscal year (in thousands):

	Contractual Cash Obligation	Contractual Sublease Income	Estimated Future Net Cash Outflow
Year ending June 30, 2015	$505	$(296)	$209

	$505	$(296)	$209

The Company’s restructuring liabilities are recorded at net present value. Over time, the net present value increases to equal the amount of the net future cash payments, removing the need for time-based discounting. Accretion expense reflects the increase in the net present value during the relevant period. Future accretion expense on the restructured facility obligations above is approximately $7,000, which will be recorded as restructuring expense over the life of the respective leases.

(12)	Income Taxes

Income (loss) from continuing operations before provision for income taxes is compromised of the following (in thousands):

	Fiscal Year ended June 30,
	2014	2013	2012
Domestic	$417	$(39,637)	$(9,439)
Foreign	$36	—	—

Total	$453	$(39,637)	$(9,439)

The provision (benefit) for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2014	2013	2012
Current:
Domestic Income Tax	$—	$—	$(3,790)
Foreign Income Tax	—	42	—

	$—	$42	$(3,790)

Deferred:
Domestic Income Tax	$—
Foreign	—	—	2,501

	$—	$—	$2,501

Total	$—	$42	$(1,289)

Income taxes for continuing operations were insignificant in the 2014 fiscal year. Income taxes totaled $42,000 in fiscal year 2013, and we had an income tax benefit of $1.3 million in fiscal year 2012.

Income tax benefit for discontinued operations totaled $68,000 in the 2014 fiscal year and was related to the release of accrued taxes for foreign subsidiaries transferred and other foreign taxes paid for subsidiaries in the process of being dissolved. The Company recorded an income tax benefit related to discontinued operations of $0.8 million and income tax expense of $5.5 million during the 2013 and 2012 fiscal years, respectively.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company’s income/(loss) before income taxes by the statutory income tax rate of 35% (in thousands):

	Fiscal Year End June 30th,
	2014	2013	2012
Federal Benefit at statutory rate	$159	$(13,873)	$(3,304)
State Taxes	—		(486)
Effect of foreign corporations	260	42	2,501
Permanent adjustment	25	—	—
Change in valuation allowance	(28,184)	—	—
Increase in unrecognized tax benefit	12,790	—	—
Abandonment of state net operating losses	11,763	—	—
Stock compensation adjustment	(1,708)	—	—
Capital loss adjustment	5,063	—	—
Net operating losses not benefited, net	—	13,873	—
Other	(168)	—	—

Total Tax Expense/(Benefit)	$—	$42	$(1,289)

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year End June 30th,
	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$619,837	$636,588
Accruals and allowances not deductible for tax purposes	652	35
Research and development credit and other carry-forwards	38,371	51,333
Stock based compensation	1,847	935

Total Deferred tax assets, gross	660,707	688,891

Less: valuation allowance	(660,707)	(688,891)
Total Deferred tax assets, net	$—	$—

In light of the Company’s history of cumulative operating losses, the Company has recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The state deferred amounts reflected in the above table were calculated using the enacted tax rates. The Company will establish the related federal deferred tax liability for the benefit of the state deduction in conjunction with its analysis of the realizability of its state deferred tax assets.

During the 2012 fiscal year, the Company recorded a valuation allowance of $2.5 million against the beginning foreign deferred tax asset balance following the Company’s announcement that it was pursuing strategic alternatives for the Mediation and Messaging product operations, which created uncertainty regarding the ability of certain foreign subsidiaries to generate future taxable income. As a result of the sale of the product business, the Company does not have any foreign deferred tax assets as of June 30, 2013 and 2014.

Approximately $250.5 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards in the above table is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the $51.3 million valuation allowance for deferred tax assets related to research and development credit carryforwards in the above table will be allocated to additional paid-in-capital rather than current earnings when and if subsequently realized.

As of June 30, 2014, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1.68 billion and $385 million, respectively. During the 2014 fiscal year, the Company ceased operations in multiple states reducing its state net operating losses by $183 million. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $30.2 million and $20.9 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2017 through 2033. The California research and development credits may be carried forward indefinitely. The federal net operating losses can be carried forward for 20 years. The California net operating loss carryforwards will expire from 2015 through 2033.

The following table reflects federal net operating loss carryforwards that will expire beginning 2017 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2017	$6,958
2018	25,093
2019	59,062
2020	491,683
2021	187,755
2022 through 2033	905,561

Total	$1,676,112

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. As of June 30, 2014, no amount is accrued for interest associated with tax liabilities.

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

During the 2012, 2013 and 2014 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2011	$1,027
Additions based on tax positions related to current year	48
Addition for tax positions of prior years	240
Reductions for tax positions of prior years	(239)
Lapse of statue of limitations	(130)
Impact of currency fluctuation	(28)

Balance as of June 30, 2012	918
Reductions for tax positions of prior years	(240)
Lapse of statue of limitations	(85)

Balance as of June 30, 2013	593
Addition for tax positions of prior years	12,790
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(93)

Balance as of June 30, 2014	$13,290

During the fiscal year ended June 30, 2014, the Company’s unrecognized tax benefits increased by $12.8 million due to increases in prior year unrecognized tax benefits associated with federal and state R&D tax credits and decreased by $0.1 million due to the expiration of certain statues of limitations reflected in discontinued operations.

As of June 30, 2014 and June 30, 2013, the Company had approximately $13.3 million and $0.6 million respectively of unrecognized tax benefits. All of the tax expense or benefit realized during the 2012 and 2013 fiscal years as well as $0.1 million realized during fiscal year 2014, was recorded as net income or expense from discontinued operations. The unrecognized tax benefits, if recognized, would impact the effective tax rate by $13.3 million and $0.6 million without considering the impact of the valuation allowance. Of the ending balance of $13.3 million, $12.8 million of the unrecognized tax benefit is offset against the deferred tax asset for federal and state R&D tax credits while $0.1 million is recorded as a liability.

Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from the 1995 through 2014 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed. Substantially all of the Company’s tax years, from the 1995 through 2014 fiscal years, remain open to state tax eliminations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase and Sale Agreement, dated April 15, 2012 between Unwired Planet, Inc. (as successor in interest to Openwave Systems Inc., the “Company”) and OM1, Inc. (incorporated herein by reference to Exhibit 2.1 to the
Form 8-K filed on April 16, 2012).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 12, 2013).

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 12, 2013).

3.4	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Company. Classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-A filed on January 30, 2012).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on August 28, 2003).

4.2	Tax Benefits Preservation Agreement, dated as of January 28, 2012, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-A filed on January 30, 2012).

4.3	Exemption Agreement dated April 9, 2012, between the Company and Quantum Partners LP (incorporated by reference to the Form 8-K filed on April 9, 2012).

4.4	Indenture by and between the Company and the Wells Fargo Bank, National Association, as trustee, dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2013).

4.5	Form of Notes (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 2, 2013).

10.1	Lease Agreement by and between the Company and Pacific Shores Center LLC dated February 4, 2000 (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2000).

10.2*	Openwave Systems Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 15, 2001).

10.3*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 28, 2001).

10.4*	Openwave Systems Inc. 1999 Employee Stock Purchase Plan, as amended and restated effective November 1, 2006 (incorporated by reference to Exhibit 99.7 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on February 14, 2007 (Commission No. 333-140691)).

10.5*	Openwave Systems Inc. 2001 Stock Compensation Plan, amended and restated effective as of August 7, 2002 (incorporated by reference to Exhibit 10.1 to the Form 10-K filed on September 30, 2002).

10.6*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004).

10.7*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on May 12, 2004).

10.8*	Openwave Systems Inc. Amended and Restated Executive Severance Benefit Policy, amended effective September 15, 2012 (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on February 8, 2012).

10.9*	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.23 to the Form 10-K filed on September 15, 2008).

10.10*	Form of Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 8, 2012).

10.11*	Form of Change of Control Severance Agreement for the Holding Company (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on February 8, 2012).

10.12*	Form of Change of Control Severance Agreement for the Messaging Business Unit (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on February 8, 2012).

10.13*	Form of Change of Control Severance Agreement for the Mediation Business Unit (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on February 8, 2012).

10.14*	First Amendment to Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 3, 2012).

10.15*	Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014).

10.16	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice 2011 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012).

10.17*	Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014).

10.18*	Form of Notice of Stock Option Grant and Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 333-163480)).

10.19*	Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 333-163480)).

10.20	Loan and Security Agreement dated as of January 23, 2009, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2009).

10.21	Amendment No. 1 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on February 5, 2010).

10.22	Amendment No. 2 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 20, 2010 (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on February 5, 2010).

10.23	Amendment No. 3 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on May 7, 2010).

10.24	Amendment No. 4 to Loan and Security Agreement and Limited Waiver between the Company and Silicon Valley Bank dated April 26, 2011 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 6, 2011).

10.25	Amendment No. 5 to Loan and Security Agreement between the Company and Silicon Valley Bank dated September 6, 2011 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 7, 2011).

10.26	Amendment No. 6 to Loan and Security Agreement between the Company and Silicon Valley Bank dated January 23, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on February 8, 2012).

10.27	Amendment No. 7 to Loan and Security Agreement between the Company and Silicon Valley Bank dated February 24, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 10, 2012).

10.28	Amendment No. 8 to Loan and Security Agreement between the Company and Silicon Valley Bank dated March 29, 2012 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 10, 2012).

10.29	Amendment No. 9 to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 16, 2012 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 10, 2012).

10.30	Amendment No. 10 to Loan and Security Agreement between the Company and Silicon Valley Bank dated May 4, 2012 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on May 10, 2012).

10.31	Limited Waiver to Loan and Security Agreement dated February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed February 8, 2011).

10.32*	Employment Offer Letter between the Company and Anne Brennan dated March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 7, 2010).

10.33*	Employment Offer Letter between the Company and Kenneth D. Denman dated October 28, 2008 (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on September 7, 2010).

10.34*	Employment Offer Letter between the Company and John Giere dated June 16, 2009 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed on September 7, 2010).

10.35*	Openwave Systems Inc. Amended and Restated Fiscal Year (FY) 2012 Executive Corporate Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-K filed with the November 7, 2011).

10.36*	Separation Letter Agreement between the Company and Kenneth D. Denman dated September 9, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 7, 2011).

10.37*	Employment Offer Letter between the Company and Michael C. Mulica dated October 3, 2011 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 7, 2011).

10.38*	Form of Letter Agreement with Directors Resigning from the Board of Directors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 28, 2012).

10.39*	Employment Agreement between the Company and Timothy M. Robbins dated June 11, 2012 effective December 2011 (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on September 7, 2012).

10.40*	Employment Agreement between the Company and Daniel Mendez dated June 11, 2012 effective December 2011 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on September 7, 2012).

10.41*	Employment Offer Letter by and between the Company and Eric Vetter, dated November 3, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 8, 2012).

10.42*	Change of Control Severance Agreement by and between the Company and Eric Vetter, effective November 8, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 8, 2012).

10.43*	Release of Claims by and between the Company and Anne Brennan, dated November 9, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2012).

10.44*	Form of Employment Agreement between the Company and each of Daniel Mendez and Timothy Robbins (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 14, 2013).

10.45*	Form of RSU Award for each of Daniel Mendez and Timothy Robbins (incorporated by reference to Exhibit A to the Form of Employment Agreement filed as Exhibit 10.1 to the Form 8-K filed on January 14, 2013).

10.46	Master Sale Agreement, by and among Telefonaktiebolaget L M Ericsson (publ), Cluster LLC, the Company, Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC and Unwired Planet, LLC, dated as of January 10, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on January 14, 2013).

10.47*	Separation Agreement by and between the Company and Michael Mulica, dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 20, 2013).

10.48*	RSU Award Agreement by and between the Company and Michael Mulica, effective as of February 14, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 20, 2013).

10.49*	Form of Indemnification Agreement for Officers by and between the Company and each of Eric Vetter, Timothy Robbins and Daniel Mendez (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 21, 2013).

10.50	Securities Purchase Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2013).

10.51	Note Purchase Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 2, 2013).

10.52	Purchase Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 2, 2013).

10.53	Registration Rights Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 2, 2013).

10.54+	Retention Agreement by and between the Company and McKool Smith, P.C., dated September 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 23,2013).

10.55	Bonus Agreement by and between the Company and Philip A. Vachon, dated April 24, 2014.

16.1	Letter of KPMG LLP dated October 1, 2013 (incorporated by reference to Exhibit 16.1 to the Form 8-K filed on September 27, 2013).

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
+	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Unless otherwise stated, all references are to the Company’s filings with the Securities and Exchange Commission (File No. 001-16073).