Form 10-Q
period 2014-09-30
UNWIRED PLANET, INC.
filed 2014-11-05
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-16073

UNWIRED PLANET, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

170 South Virginia Street, Suite 201
Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2014 there were 111,849,288 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	September 30 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,777	$93,877
Short-term investments	38,078	40,068
Restricted cash	298	378
Prepaid and other current assets	925	666

Total current assets	113,078	134,989
Property and equipment, net	161	187
Long-term investments	3,710	11,745
Initial direct license costs, net	1,854	2,061
Debt issuance costs and other assets, net	1,403	1,459

Total assets	$120,206	$150,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,337	$1,181
Fee share obligation	—	12,850
Deferred revenue	5,005	5,005
Accrued liabilities	1,344	1,577
Accrued legal expense	3,649	4,054
Accrued compensation	1,920	605
Accrued restructuring costs	130	254

Total current liabilities	14,385	25,526
Fee share obligation, net of current portion	—	7,182
Long-term note payable	26,679	25,693
Deferred revenue, net of current portion	27,316	28,566
Other long-term liabilities	401	403

Total liabilities	68,781	87,370

Commitments and Contingencies (See Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 111,887 and 112,115 issued; and 111,847 and 111,657 outstanding at September 30, 2014 and June 30, 2014, respectively	112	111
Treasury stock, 40 and 458 shares at September 30, 2014 and June 30, 2014, respectively	(76)	(884)
Additional paid-in-capital	3,243,417	3,243,756
Accumulated other comprehensive income	26	24
Accumulated deficit	(3,192,054)	(3,179,936)

Total stockholders’ equity	51,425	63,071

Total liabilities and stockholders’ equity	$120,206	$150,441

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended September 30,
	2014	2013
Net revenue	$1,251	$—

Operating costs and expenses:
Patent licensing expenses	7,582	4,803
General and administrative	5,072	1,784
Restructuring and other related costs	2	—

Total operating costs and expenses	12,656	6,587

Operating loss from continuing operations	(11,405)	(6,587)
Interest income	24	43
Interest expense	(1,017)	(883)
Other income, net	292	354

Loss from continuing operations	(12,106)	(7,073)

Discontinued operations:
Loss from discontinued operations, net of tax	(12)	(113)

Net loss	$(12,118)	$(7,186)

Basic and diluted net loss per share from:
Continuing operations	$(0.11)	$(0.07)
Discontinued operations	0.00	0.00

Net loss	$(0.11)	$(0.07)

Weighted average shares outstanding basic and diluted	111,724	102,144

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended September 30,
	2014	2013
Net loss	$(12,118)	$(7,186)
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	2	(22)
Foreign currency translation adjustment	—	12

Other comprehensive income (loss)	2	(10)

Comprehensive loss	$(12,116)	$(7,196)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,118)	$(7,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26	23
Stock-based compensation	467	445
Non-cash restructuring charges	2	6
Amortization of premiums on investments, net	27	16
Realized loss on sale of investments	—	115
Gain on change in fair value of consultant incentive award obligation	(294)	(409)
In-kind interest payments on notes payable	914	796
Amortization debt discount and issuance costs	103	87
Changes in operating assets and liabilities:
Accounts receivable	—	88
Initial licensing costs	228	—
Prepaid assets, deposits, and other assets	(255)	(90)
Accounts payable	1,156	(52)
Fee share obligation	(20,032)	—
Accrued liabilities	970	(412)
Deferred revenues	(1,251)	—
Accrued restructuring costs	(126)	(176)
Restricted cash	80	17,251

Net cash provided by (used in) operating activities	(30,103)	10,502

Cash flows from investing activities:
Purchases of property and equipment	—	(50)
Purchases of investments	—	(68,336)
Proceeds from sales and maturities of investments	10,000	7,643

Net cash provided by (used in) investing activities	10,000	(60,743)

Cash flows from financing activities:
Proceeds from rights offering issuance of common stock	—	12,500
Proceeds from exercise of stock options	79	107
Payment of debt and equity issuance costs	—	(284)
Purchase of treasury stock	(76)	(70)

Net cash provided by financing activities	3	12,253

Net decrease in cash and cash equivalents	(20,100)	(37,988)
Cash and cash equivalents at beginning of period	93,877	47,613

Cash and cash equivalents at end of period	$73,777	$9,625

Non-cash financing activity

Retirement of treasury stock	$884	$—

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)	Organization and Basis of Presentation

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with a portfolio of worldwide mobile technology patents and patent applications. Our patents cover a wide range of technology in the mobile ecosystem.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2014 and June 30, 2014, and the results of its operations for the three months ended September 30, 2014 and 2013, and cash flows for the three months ended September 30, 2014 and 2013. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

(2)	Accounting Pronouncements

Recently Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This pronouncement was issued to provide for consistent presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. The Company adopted this guidance on July 1, 2014. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures. Additionally, the Company has not selected a transition method.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, U.S. auditing standards and federal securities laws require that an auditor evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This pronouncement requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-0 is effective for the Company beginning June 30, 2017. ASU 2014-09 is not expected to have a material impact on our consolidated financial statements and disclosures as management currently assesses its ability to continue as a going concern. Early application is permitted.

(3)	Stockholders’ Equity

Common Stock

As of September 30, 2014, the Company had 111,887,785 shares of common stock issued and 111,847,205 shares of common stock outstanding.

During the three months ended September 30, 2014, the Company:

•	issued 40,000 shares of common stock for the exercise of stock options and received cash proceeds of $0.1 million

•	issued 190,121 shares of common stock for vested restricted stock grants at par value

•	retired 457,716 shares of treasury stock with a book value of $0.9 million

•	repurchased 40,580 shares of common stock at a cost of $0.1 million, which is included in treasury stock.

Employee and Director Stock Compensation

During the three months ended September 30, 2014 and 2013, the Company recognized stock based compensation for employees and directors of $0.3 million and $0.3 million, respectively.

Options

The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following table illustrates the assumptions used in estimating the fair value of the options granted during the three months ended September 30, 2013:

Expected volatility	64.60%
Expected dividends	—
Expected term (years)	2.89 - 3.04
Risk-free rate	0.6%

No options were granted during the three months ended September 30, 2014.

A summary of option activity from July 1, 2014 to September 30, 2014 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	3,152	$1.68
Options granted	—
Exercised	(40)	1.93
Forfeited, cancelled or expired	(23)	5.83

Outstanding at September 30, 2014	3,089	$1.64	4.49	$871

Exercisable at September 30, 2014	2,223	$1.65	2.86	$569

The estimated grant date fair value of options granted during the three months ended September 30, 2013 was $0.1 million. No options were granted during the three months ended September 30, 2014.

Restricted Stock Awards and Units

A summary of the activity of the Company’s restricted stock awards from July 1, 2014 to September 30, 2014 is presented below (in thousands except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Oustanding July 1, 2014	24	$1.57
Vested	—	—

Outstanding September 30, 2014	24	$1.57

A summary of the activity of the Company’s restricted stock units from July 1, 2014 to September 30, 2014 is presented below (in thousands except per share amounts):

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2014	1,153	$1.65
Granted	32	1.95
Vested	(190)	1.36

Outstanding at September 30, 2014	995	$1.72

As of September 30, 2014, there was $1.9 million of total unrecognized compensation cost related to all unvested share awards and options.

Consultant Stock Compensation

Incentive Fee

In February 2013, the Company entered into a contract with a consultant in connection with the Ericsson transaction, the terms of the contract included provisions for issuance of 1.2 million shares of the Company’s stock in two tranches if specified share price conditions were met (hereinafter referred to as the “Incentive Fee(s)”) by certain dates. In August 2014, the Incentive Fee on 500,000 shares expired as the volume weighted average trading price of the Company’s common stock over 20 days did not equal or exceed $3.00 per share.

The Company recognized a gain of $0.3 million and $0.4 million, respectively, for the three months ended September 30, 2014 and 2013 for the change in the fair value of liability classified stock awards. As of September 30, 2014, the fair value of the liability classified stock awards was estimated at $21,000, which is included in accrued liabilities on the accompanying Condensed Consolidated Balance Sheets.

The assumptions used to estimate the fair value of the Incentive Fee at September 30, 2014, using a Monte-Carlo simulation model, are as follows:

September 30,
2014
Expected volatility	72.4%
Expected dividents	—
Risk-free rate	2%

(4)	Borrowings

Senior Secured Notes

Changes in the Company’s Senior Secured Notes (“Notes”) are summarized below (in thousands)

	Three Months Ended September 30,
	2014	2013
Balance beginning of year	$25,693	$22,096
Issuance of in-kind notes	914	796
Amortization of discount	72	60

Balance end of period	$26,679	$22,952

For the three months ended September 30, 2014 and 2013, the Company recognized interest expense of approximately $1.0 million and $0.9 million, respectively, consisting of payment of “in-kind” notes and amortization of discount and debt issuance costs.

Letters of Credit

As of September 30, 2014 the Company is obligated on 3 irrevocable standby letters of credit totaling $0.5 million, which are fully cash collateralized. $0.3 million of cash collateral is included in Restricted cash and $0.2 million is included in Debt issuance costs and other assets, net on the accompanying Condensed Consolidated Balance Sheets.

(5)	Net Loss Per Share

The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of September 30,
	2014	2013
Potentially dilutive securities:
Non-vested restricted share units	995	1,370
Options outstanding	3,089	5,669
Consultant stock award with market condition	700	1,200
Non-vested restricted share awards	24	64

Total	4,808	8,303

(6)	Restructuring and Other Related Costs

The following table sets forth changes in the Company’s accrued restructuring costs (in thousands)

	Three Months Ended September 30,
	2014	2013
Balance at beginning of year	$254	$853
New charges and adjustment to estimates	—	—
Accretion	2	5
Payments	(126)	(176)

Balance at end of period	$130	$682

(7)	Financial Instruments

(a) Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following table shows the Company’s available-for-sale investments which are included in investments in the Condensed Consolidated Balance Sheets (in thousands):

	Expected maturity for the year ending June 30,		Fair Value	Amortized Cost
	2015	2016	September 30, 2014 Total	September 30, 2014 Total
U.S. Govt. Obligations	$30,046	$9,989	$40,035	$40,011
Certificates of Deposit	—	1,753	1,753	1,750

Total	$30,046	$11,742	$41,788	$41,761

(b) Fair Value Measurement

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based upon the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

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

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2014.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair Value as of September 30, 2014
Assets	Level 1	Level 2	Level 3	Total
Money Market Funds (a)	$71,231	$—	$—	$71,231
U.S Government Obligations	40,035	—	—	40,035

Total Assets	$111,266	$—	$—	$111,266

Liabilities
Market condition consultant stock award	$—	$21	$—	$21

Total Liabilities	$—	$21	$—	$21

(a)	Included in cash and cash equivalents

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$90,651	$—	$—	$90,651
U.S Government Obligations	49,061	—	—	49,061

Total Assets	$139,712	$—	$—	$139,712

Liabilities
Market condition consultant stock award	$—	$316	$—	$316

Total Liabilities	$—	$316	$—	$316

(a)	Included in cash and cash equivalents

The following tables summarize the Company’s financial assets and liabilities that are not required to be carried at fair value on a recurring basis as of September 30, 2014 and June 30, 2014 (in thousands):

		Fair Value as of September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$2,546	$2,546	$—	$—	$2,546
Certificates of deposit (a)	1,753	1,753	—	—	1,753
Restricted cash (b)	549	549	—	—	549
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable (c)	$26,679	$—	$—	$27,265	$27,265

(a)	Included in investments
(b)	Includes current and non-current restricted cash
(c)	Includes payment in kind notes

		Fair Value as of June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$3,226	$3,226	$—	$—	$3,226
Certificates of deposit (a)	2,752	2,752	—	—	2,752
Restricted cash (b)	629	629	—	—	629
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable (c)	$25,693	$—	$—	$26,377	$26,377

(a)	Included in investments
(b)	Includes current and non-current restricted cash
(c)	Includes payment in kind notes

(8)	Commitments and Contingencies

Contingent Legal Expenses

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters and are responsible for the current payment of out-of-pocket expenses incurred in connection with the patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. For the three months ended September 30, 2014 and 2013, we recognized $2.4 million and $1.3 million, respectively, in legal fees and $1.6 million and $0.8 million respectively, in out-of-pocket costs in the above agreements. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment and are expensed when they are contractually due and payable. Contingency fees we have negotiated range from 10% to 30%, and are generally based on proceeds net of Ericsson’s fee share. All of the agreements contain dollar limits on the total contingency fee that may be earned.

Other Legal Matters

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows, or on its business for the period in which the ruling occurs and/or in future periods.

(9)	Ericsson Master Sales Agreement

In February 2013, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consisted of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware, and antennas and were acquired subject to existing encumbrances.

The Company is not entitled to royalty payments that are currently being received by Ericsson under third party license agreements on any patents included in the portfolio. Consideration to be paid to Ericsson consists of a nontransferable, limited license to the Company’s patents and a right to receive an amount equal to a percentage of future gross revenues generated by a combined patent portfolio including both the Ericsson Patents plus the Company’s mobility patents (“fee share”). The payments Ericsson will receive from the derived value of the patent portfolio are computed on a tiered basis. Specifically, Ericsson will receive an amount equal to 20% of the first $100 million of cumulative gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million. The fee share has no termination date.

The January 2013 Ericsson Master Sales Agreement (MSA) contained a number of restrictions on the Company’s future activities. The MSA was modified in March of 2014 in connection with a Patent Purchase Agreement and Patent Licensing Agreement with Lenovo. See Notes 3 and 4 to the Company’s Form 10-K for the fiscal year ended June 30, 2014 for additional information.

The Company has recognized cumulative revenues of $59.6 million and incurred a cumulative fee share of $11.9 million from inception of the MSA through September 30, 2014. The Company recognized $1.6 million in gross revenues and incurred $0.3 million in fee share for the three months ended September 30, 2014.

Amendment to the Ericsson Master Sales Agreement

In September 2014, the Company and Ericsson entered into a second amendment (the “Second Amendment”) to the MSA, which provided:

•	The Company and its affiliates may engage in certain licensing and other patent activities related to non-wireless patents (as defined in the Second Amendment) subject to conditions in the Second Amendment including not diverting resources otherwise dedicated to Unwired Planet, LLC (“UP LLC”) and its activities and not bundling any such acquired non-wireless patents in licensing activities, provided the Company has made an additional $50 million equity contribution to UP LLC. Such contribution was completed in September 2014.

•	The Company currently pay $8.4 million to Ericsson with respect to the Lenovo transaction, which amount was accrued for by the Company on June 30, 2014 but was not payable at that time. The amount was paid to Ericsson in September 2014.

•	The definition of “Gross Revenue” under the MSA was revised to clarify that any amounts withheld by governments on account of taxes on license arrangements would not be included in the calculation of “Gross Revenue” of the MSA. The agreement requires the Company use reasonable efforts to reclaim such withholdings. Additionally, the Second Amendment modified the timing of recognizing Gross Revenue under the MSA to the period the fees and revenues are due from UP LLC’s and/or its subsidiaries customers.

•	Until September 2017, the Company may elect to reduce Ericsson’s fee share percentage in the third tier for a price of $5 million per percentage point reduction. Under the Second Amendment the maximum fee share reduction the Company may elect is limited to twenty percent, which would require payment to Ericsson of $100 million.

•	An increase in payment to Ericsson based upon a change of control or trigger event from $1 billion to $2 billion and an extension of the applicable time period from January 10, 2016 to January 10, 2017.

•	The Company is required to provide advance notice to Ericsson of potential future acquisitions that do not involve wireless patents and Ericsson has the option to participate in the acquisition upon mutually agreeable terms and conditions.

(10)	Patent License and Patent Purchase Agreements

In March 2014, the Company entered into a Patent License Agreement (“License Agreement”) with a subsidiary of Lenovo Group Limited (“Lenovo”). License fee revenue is recognized ratably over the estimated licensing term of seven years and the Ericsson fee share is 20% of the gross licensing revenue.

The following table summarizes gross license revenue, fee share, and net revenue for the three month period ended September 30, 2014 (in thousands):

License fee revenue	$1,564
Fee share	(313)

Net revenue	$1,251

The following table summarizes the licensing revenue recognition and Ericsson fee share for the License Agreement over the remaining term of the License Agreement:

	Fiscal year ending June 30,
	2015	(1)	2016	2017	2018	2019	2020	2021	Total

License Revenue Recognition	$4,692		$6,256	$6,256	$6,256	$6,256	$6,256	$4,468	$40,440
Fee share	(938)		(1,251)	(1,251)	(1,251)	(1,251)	(1,251)	(926)	$(8,119)

Net Revenue	$3,754		$5,005	$5,005	$5,005	$5,005	$5,005	$3,542	$32,321

(1) Remaining amount for the 2015 fiscal year

The net revenue amounts above are recorded as deferred revenue on the Condensed Consolidated Balance Sheets.

(11)	Related Party Transactions

Bonus Arrangement

In April 2014, the Board entered into a one time, discretionary bonus agreement with the Chairman of the Company’s Board. The agreement provided for a discretionary, one-time, cash bonus opportunity in the event that, on or prior to September 30, 2014, the Company and its subsidiaries entered into an amendment to the Ericsson MSA that would be expected to (A) materially improve the economic terms of the MSA, (B) materially improve the operating flexibility of the Company and its subsidiaries under the MSA, or (C) some combination of the foregoing that, in the aggregate, would be expected to result in a material improvement in the Company’s financial and operating position. If the Board determined that such an agreement occurred on or prior to September 30, 2014, the Chairman was eligible for a cash bonus in an amount not to exceed $2.0 million. In September 2014, the Company entered into a Second Amendment to the MSA which modified its’ terms in respect to the above points (See Note 9.) Accordingly, the Company has recorded a liability of $1.0 million for the bonus described above.

Separation of the President and Chief Financial & Administrative Officer

In September 2014, the Company announced that Eric Vetter intends to resign as the Company’s President and Chief Financial & Administrative Officer as of November 18, 2014 pursuant to a separation agreement entered into between the Company and Mr. Vetter (the “Separation Agreement”). The Separation Agreement provides that upon Mr. Vetter’s separation from the Company, all of his unvested restricted stock unit awards covering shares of the Company’s common stock shall automatically be accelerated so as to become immediately and completely vested, all unvested options at the termination date shall be forfeited, and the post-termination exercise periods for all of his vested stock options shall be extended for an additional fifteen months. Additionally, Mr. Vetter will be entitled to salary continuation for nine months commencing upon separation and a bonus of $0.2 million for the 2014 fiscal year. Mr. Vetter will also be entitled to certain benefits continuation and outplacement assistance. For the three months ended September 30, 2014, the Company incurred $0.3 million in expense and $0.1 million in stock-based compensation for the separation of Mr. Vetter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events and results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, investment plans, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our technology, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation, and other circumstances affecting anticipated revenues and costs. The occurrence of the events described above or below could harm our business, results of operations, and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and additional risk factors disclosed in Part II., Other Information, Item 1A., Risk Factors in this Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview of Our Business

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with a portfolio of mobile technology patents and patent applications.

Our strategy includes direct licensing, litigation when necessary, sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. We intend to generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure, or hardware, and/or develop mobile communications products. Our goal is to obtain compensation for the use of our patented ideas through fair and reasonable royalties on our intellectual property.

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

Overview of Financial Results During the Three Months Ended September 30, 2014 and September 30, 2013

Revenues

We anticipate generating revenue primarily from licensing our intellectual property.

We recognized $1.3 million in net revenue during the three months ended September 30, 2014 consisting of the recognition of $1.6 million in license revenue from amounts previously recorded as deferred revenue under the Lenovo Licensing Agreement and incurred a related $0.3 million in fee share under the Ericsson MSA. We did not recognize revenue or incur fee share for the same period of the 2014 fiscal year. We expect to recognize a similar amount of net revenue each quarter for the remainder of the 2015 fiscal year.

Operating Expenses

The following table represents operating costs and expenses for the three months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ending September 30,
	2014	2013	Percent Increase (Decrease)
Patent licensing expense	$7,582	$4,803	58%
General and administrative	5,072	1,784	184%
Restructuring and other costs	2	—	NA

Total operating expenses	$12,656	$6,587	92%

Patent Licensing Expenses

Patent licensing expenses include legal and consulting costs related to technical and economic evaluation, licensing, maintaining, and defending or asserting our patents, as well as salary and benefit expenses and travel expenses for our employees engaged in these activities on a full-time basis. We need to react to legal developments as they occur and some of our licensing expenses are and will be related to the actions taken by defendant companies. Since our strategy focuses on enforcing our patent rights as necessary, we incur significant costs defending our patents and initiating litigation against entities we believe have infringed our patents.

During the three months ended September 30, 2014 patent licensing expenses increased 58%, or $2.8 million, compared with the same period of the 2014 fiscal year. The increase in patent licensing expense is primarily due to three patent enforcement actions, which commenced after September 30, 2013 and higher licensing support costs. We incurred $1.1 million in legal fees and costs related to UK and Germany patent enforcement matters, which were initiated in March 2014, and $0.5 million in legal fees and costs related to a patent enforcement matter in Nevada, which was initiated in October 2013, during the three months ended September 30, 2014. There were no comparable expenses in the same period of the 2014 fiscal year. We also incurred $0.7 million of legal fees and costs related to Inter Partes reexamination proceedings in the United States Patent and Trademark Office (“USPTO”) during the three months ended September 30, 2014. Additionally, we incurred $0.4 million in licensing support cost in the three months ended September 30, 2014 compared to the same period in the 2014 fiscal year. There were no meaningful expenses in the same period of the 2014 fiscal year. We expect our quarterly patent licensing expenses to be between $6.5 million and $ 8.5 million based upon our current staffing and outstanding legal assertions.

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

General and administrative expense for the three months ended September 30, 2014 increased 184%, or $3.3 million, from the same period of the 2014 fiscal year. The increase in general and administrative expense is primarily attributable to $1.9 million of expense related to the evaluation of several strategic options including evaluation of a potential acquisition candidate and plans to raise additional capital, a $1.0 million bonus payable to the Company’s Chairman pursuant to the terms of his bonus agreement in relation to the amendment to the Ericsson MSA, and $0.4 million of expense related to a severance agreement entered into with the Company’s President and Chief Financial & Administrative Officer. We expect our quarterly general and administrative expenses to be between $1.6 and $1.8 million per quarter during fiscal 2015, excluding transactions or other unique events.

Restructuring and Other Related Costs

The majority of our restructuring activities were completed in the second quarter of the 2013 fiscal year. We did not incur any new restructuring and other related costs nor have our estimates of those costs changed for the three months ended September 30, 2014. We do not anticipate any restructuring charges for the remainder of the 2015 fiscal year.

Restructuring costs consisting primarily of accretion during the three months ended September 30, 2014 and in the same period in prior year were $2,000 and $0, respectively.

Interest Income

We recognized interest income of $24,000 and $43,000 for the three months ended September 30, 2014 and 2013, respectively. We expect interest income to be insignificant for the remainder of the 2015 fiscal year.

Interest Expense

During the three months ended September 30, 2014, we incurred interest expense of $1.0 million compared to $0.9 million in the same period of the 2014 fiscal year. Interest expense on the Company’s Senior Secured Notes consists of in-kind interest payments and amortization of debt discounts and deferred issue costs. For the remainder of the 2015 fiscal year, we expect our interest expense to increase slightly as compared to the prior periods based upon the compounding nature of the in-kind interest payments.

Other Income, net

During the three months ended September 30, 2014, we recognized approximately $0.3 million of other income compared to $0.4 million of other income for the same period in the 2014 fiscal year. Other income, in both periods, was primarily attributable to a decrease in the fair value of the liability classified consultant stock compensation issued in conjunction with the closing of the Ericsson transaction in February 2013. The fair value of the above instrument fluctuates with our stock price and remaining time to expiration and is revalued quarterly.

Loss from Continuing Operations

For the reasons described above, we reported a loss from continuing operations of $12.1 million and $7.1 million for the three months ended September 30, 2014 and 2013, respectively.

Discontinued Operations, net of tax

We recognized a loss of $12,000 from discontinued operations during the three months ended September 30, 2014 compared with a loss from discontinued operations of $0.1 million in the same period of the 2014 fiscal year. Expenses classified as discontinued operations in the current period are primarily associated with liquidation of our foreign subsidiaries that are currently in the process of being wound down. Going forward, we expect to incur expenses similar to the current period until we are able to close out the above foreign subsidiaries.

Net Loss

For the reasons described above, we reported a net loss of $12.1 million and $7.2 million for the three months ended September 30, 2014 and 2013, respectively.

Working Capital and Capital Resources

As of September 30, 2014, our working capital was approximately $98.6 million, a decrease of approximately $10.9 million or 10%, from June 30, 2014. The decrease in our working capital was primarily the result of a $7.2 million payment to Ericsson for the non-current fee share obligation as required by the Second Amendment to the MSA.

The following table presents our cash flows for the three months ended September 30, 2014 and 2013 (in thousands):

	Three months ending September 30,
	2014	2013
Cash provided by (used in) for operating expenses	$(30,103)	$10,502
Cash provided by (used in) by investing activities	10,000	(60,743)
Cash provided by (used in) by financing activities	3	12,253

Net decrease in cash and cash equivalents	$(20,100)	$(37,988)

Cash Used In Operating Activities

Cash used in operating activities during the three months ended September 30, 2014 was $30.1 million compared to cash provided by operating activities of $10.5 million during the same period of the 2014 fiscal year. The $40.6 million increase in cash used in operating activities was primarily attributable to the following:

•	In the three months ended September 30, 2014, the Company paid Ericsson $20.0 million pursuant to the Second Amendment of the MSA. There was no comparable transaction in the same period of the 2014 fiscal year. The effect of the above transactions was an increase in cash used in operating activities of $20.0 million.

•	In the three months ended September 30, 2014, $0.1 million of restricted cash supporting an irrevocable standby letter of credit was returned to the Company compared to a receipt of $17.3 million relating to a restricted cash account supporting an irrevocable letter of credit for a lease on the Company’s former headquarters in the same period of the 2014 fiscal year. The effect of these transactions was an increase in cash used in operating activities of $17.2 million.

•	The Company reported a $12.1 million net loss for the three months ended September 30, 2014 compared to $7.2 million net loss in the same period of the 2014 fiscal year. The above increase in the net loss resulted in a $4.9 million increase in cash used in operating activities for the reasons discussed above in Results of Operations.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the three months ended September 30, 2014 was $10.0 million compared to cash used in investing activities of $60.7 million during the same period of the 2014 fiscal year. The $70.7 million increase in cash used in investing activities was primarily attributable to following:

•	The Company did not purchase any investments during the three months ended September 30, 2014 compared to purchases of $68.3 million of investments consisting primarily of U.S. government obligations and certificates of deposits in the same period of the 2014 fiscal year. The effect of these purchase transactions was an increase in cash provided by investing activities of $68.4 million.

•	During the three months ended September 30, 2014, the Company received proceeds of $10.0 million from the maturity of investments compared to $7.6 million in the same period as the 2014 fiscal year. The above increase in proceeds from maturity of investments resulted in an increase in cash provided by investing activities of $2.4 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the three months ended September 30, 2014 was $3,000 compared to $12.3 million in the same period of the 2014 fiscal year. The $12.3 million decrease in cash provided by financing activities is primarily attributable to the receipt of $12.5 million of proceeds from our rights offering in September 2013. There was no comparable transaction in the three month period ended September 30, 2014.

While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities to fund growth activities. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges, senior to current holders of our common stock and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our current stockholders and additional financing may not be available in amounts or on terms acceptable to us. We also may pursue contingency arrangements related to our legal cases and/or alternative litigation financing contracts.

There is no assurance that we will be able to raise additional capital in amounts sufficient to meet our long-term requirements, if at all. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned intellectual property activities, which could harm our business, financial condition, and operating results.

Long-Term Debt Obligations and Commitments

As of September 30, 2014, our principal long-term debt obligation consisted of 12 7/8 % Senior Secured Notes (“Notes”) in the principal amount of $25 million which will mature in June 2018. The Notes have an effective interest rate of 17.2%. From the date of issuance of the Notes until June 2015, we are required to make interest only quarterly in-kind payments via issuance of additional Notes. Beginning in the third year after the date of issuance, the Company has the option to make quarterly cash interest only payments at a nominal rate of 12.5% per annum.

The Company may redeem some or all of the Notes on or after June 28, 2014 with the net cash proceeds from the sale, lease, conveyance, transfer, or other disposition of its patents at a redemption price equal to 115% plus accrued and unpaid interest. In addition, the Company may redeem some or all of the Notes at any time on or after June 28, 2015 at a redemption price initially equal to 110% and declining over time, in each case, plus accrued and unpaid interest.

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. Contingency fees we have negotiated range from 10% to 30%, and are generally based on proceeds net of Ericsson’s fee share. Some of the agreements contain dollar limits on the total contingency fee that may be earned. The Company is responsible for all costs incurred by the legal firms, which generally will be paid as incurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial & Administrative Officer, as Principal Financial Officer, and our Chairman of the Board as Principal Executive Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on the above evaluation, our Chairman of the Board and President and Chief Financial & Administrative Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Financial & Administrative Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted below, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows, or on its business for the period in which the ruling occurs and/or in future periods.

Openwave Systems Inc. (Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

On August 31, 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking, among other things, a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM (the “Defendants”) and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”). The Company withdrew the ITC investigation in October 2012. The Federal District Court in Delaware lifted the stay in January 2013 and a single claim Markman, or claim construction, hearing was held in November 2013. In February 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. Based on the results of the claim construction order, the parties stipulated to judgment of non-infringement and the Company has appealed to the Federal Circuit regarding claim construction order issued by the District Court.

Unwired Planet LLC v. Apple Inc. (“Apple”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and Location-based services such as mapping and advertising. Five of these patents have been dismissed without prejudice to simplify the case. In August 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A Markman hearing was held in August 2014 and a claim construction order is anticipated to be issued in the near future. Trial for this matter has been scheduled for June 2015. This matter is currently in the discovery phase of the proceedings.

Unwired Planet LLC v. Google, Inc. (“Google”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to cloud computing, digital content stores, push notification technologies, and Location-based services such as mapping and advertising. Google filed an application in August 2013 for Inter Partes reexamination with the USPTO relating to three patents and sought and obtained a partial stay on those patents. In July 2014, the Company voluntarily dismissed infringement claims on three of ten patents. A Markman hearing on five patents was held in August 2014 and the Company is waiting for a claim construction order. Discovery has closed in this case. The next phase involves expert reports and testimony.

Unwired Planet LLC v. Square Inc. (“Square”)

On October 20, 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies. A Markman hearing was held on September 22, 2014 and a claim construction order was issued on October 2, 2014. Discovery is ongoing. Square has applied for Inter Partes reexamination on the three patents in the suit. The USPTO has not yet determined whether to institute those proceedings.

Unwired Planet International Ltd v. Samsung, Google, Huawei, et.al (collectively “EU Defendants”)

In March 2014, the Company filed parallel patent infringement actions in the United Kingdom (“UK”) and Germany. The UK lawsuit charged Samsung, Google, and Huawei with infringing six UK patents related to technologies fundamental to wireless communications found in mobile devices and network equipment, including the use of LTE telecommunication standards and push notification technology underpinning the Android ecosystem. The German lawsuit charged Samsung, Google, Huawei, LG, and HTC with infringing the six German equivalents of the above UK patents. Due to the number of defendants, both the UK and German courts have scheduled staggered trial dates. The first trial date will occur in June 2015 in Germany and in October 2015 in the UK. Additionally, in July 2014, the German court denied Defendants motion for the Company to post a bond securing attorney fees and costs.

Unwired Planet, Inc. vs. Microsoft

In July 2014, the Company filed suit in the U.S. District Court of Delaware alleging Microsoft breached a patent license agreement the two companies entered into in September 2011. The Company is seeking a declaratory judgment and damages for breach of contract.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Date: November 5, 2014

Unwired Planet, Inc.

/s/ Philip A. Vachon
Philip A. Vachon
Principal Executive Officer

/s/ Eric Vetter
Eric Vetter
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to Master Sale Agreement, dated as of September 16, 2014, by and among Telefonaktiebolaget L M Ericsson, Cluster LLC, Unwired Planet, Inc., Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC, and Unwired Planet, LLC.

10.2	Separation Agreement and Release by and between the Company and Eric Vetter, dated as of September 25, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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