Form 10-Q
period 2014-12-31
UNWIRED PLANET, INC.
filed 2015-02-06
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 4, 2015 there were 112,117,184 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,770	$93,877
Short-term investments	31,742	40,068
Restricted cash	254	378
Prepaid and other current assets	806	666

Total current assets	106,572	134,989
Property and equipment, net of accumulated depreciation	165	187
Long-term investments	—	11,745
Initial direct licensing costs, net of current portion	1,771	2,061
Debt issue costs and other assets, net	1,170	1,459

Total assets	$109,678	$150,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,183	$1,181
Fee share obligation	—	12,850
Deferred revenue	5,005	5,005
Accrued liabilities	1,237	1,577
Accrued legal expense	5,657	4,054
Accrued compensation and related	682	605
Accrued restructuring costs	—	254

Total current liabilities	14,764	25,526
Fee share obligation, net of current portion	—	7,182
Deferred revenue, net of current portion	26,064	28,566
Long term note payable	27,703	25,693
Other long term liabilities	228	403

Total liabilities	68,759	87,370

Commitments and Contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 112,072 and 112,115 issued; and 112,031 and 111,657 oustanding at December 31, 2014 and June 30, 2014, respectively	112	111
Treasury stock, 41 and 458 shares at December 31, 2014 and June 30, 2014, respectively	(41)	(884)
Additional paid-in capital	3,243,855	3,243,756
Accumulated other comprehensive income	8	24
Accumulated deficit	(3,203,015)	(3,179,936)

Total stockholders’ equity	40,919	63,071

Total liabilities and stockholders’ equity	$109,678	$150,441

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$1,252	$—	$2,503	$—

Operating costs and expenses:
Patent licensing expenses	9,143	5,743	16,725	10,546
General and administrative	2,132	1,359	7,204	3,143
Restructuring and other related costs	—	—	2	—

Total operating costs and expenses	11,275	7,102	23,931	13,689

Operating loss from continuing operations	(10,023)	(7,102)	(21,428)	(13,689)
Interest income	22	27	46	70
Interest expense	(1,060)	(899)	(2,077)	(1,782)
Other income, net	23	449	312	803

Loss from continuing operations	(11,038)	(7,525)	(23,147)	(14,598)

Discontinued operations:
Income from discontinued operations, net of tax	80	232	68	119

Net loss	$(10,958)	$(7,293)	$(23,079)	$(14,479)

Basic and diluted net loss per share from:
Continuing operations	$(0.10)	$(0.07)	$(0.21)	$(0.14)
Discontinued operations	—	—	—	—

Net loss	$(0.10)	$(0.07)	$(0.21)	$(0.14)

Weighted average shares outstanding basic and diluted	111,901	109,141	111,813	105,631

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net loss	$(10,958)	$(7,293)	$(23,079)	$(14,479)
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	(18)	17	(16)	(5)
Foreign currency translation adjustment	—	(9)	—	3

Other comprehensive income (loss)	(18)	8	(16)	(2)

Comprehensive loss	$(10,976)	$(7,285)	$(23,095)	$(14,481)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,079)	$(14,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52	47
Stock-based compensation	981	910
Non-cash restructuring charges	2	2
Amortization of premiums on investments, net	55	69
Realized loss on sale of investments	—	81
Gain on change in fair value of consultant incentive award obligation	(316)	(795)
In-kind interest payments on notes payable	1,857	1,627
Amortization of debt discount and issuance costs	220	155
Changes in operating assets and liabilities:
Accounts receivable	—	88
Initial licensing costs	311	—
Prepaid assets, deposits, and other assets	(148)	(231)
Accounts payable	1,002	(1,593)
Fee share obligation	(20,032)	—
Accrued liabilities	1,481	(417)
Deferred revenues	(2,502)	—
Accrued restructuring costs	(256)	(341)
Restricted cash	333	17,251

Net cash provided by (used in) operating activities	(40,039)	2,374

Cash flows from investing activities:
Purchases of property and equipment	(30)	(51)
Purchases of investments	—	(68,333)
Proceeds from sales and maturities of investments	20,000	17,107

Net cash provided by (used in) investing activities	19,970	(51,277)

Cash flows from financing activities:
Proceeds from rights offering issuance of common stock	—	12,500
Proceeds from exercise of stock options	78	1,446
Payment of debt and equity issuance costs	—	(1,467)
Purchase of treasury stock	(116)	(126)

Net cash provided by (used in) financing activities	(38)	12,353

Net decrease in cash and cash equivalents	(20,107)	(36,550)
Cash and cash equivalents at beginning of period	93,877	47,613

Cash and cash equivalents at end of period	$73,770	$11,063

Non-cash investing and financing activities:
Retirement of treasury stock	$959	$—
Obligation to financial consultant for equity issuance costs	—	175
Unpaid debt and equity issuance costs	31	65

Total non-cash investing and financing activites	$990	$240

Other non-cash items:

Common stock issued to satisfy liability for issuance costs	$—	$1,000

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1)	Organization and Basis of Presentation

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with a portfolio of worldwide mobile technology patents and patent applications. Our patents cover a wide range of technology in the mobile ecosystem.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2014 and June 30, 2014, and the results of its operations for the three months and six months ended December 31, 2014 and 2013, and cash flows for the six months ended December 31, 2014 and 2013. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Recently Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This pronouncement requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures, if applicable. ASU 2014-15 is effective for the Company beginning June 30, 2017, however, early application is permitted. The Company adopted ASU 2014-15 as of the second quarter of fiscal 2015. The adoption of ASU No. 2014-15 did not have a material impact on the Company’s condensed consolidated financial statements or its disclosures.

(3)	Stockholders’ Equity

Common Stock

As of December 31, 2014, the Company had 112,071,846 shares of common stock issued and 112,031,095 shares of common stock outstanding.

During the six months ended December 31, 2014, the Company:

•	issued 40,000 shares of common stock for the exercise of stock options and received cash proceeds of $0.1 million

•	issued 414,760 shares of common stock for vested restricted stock units at par value

•	retired 498,296 shares of treasury stock with a book value of $1.0 million

•	acquired 81,331 shares of common stock at a cost of $0.1 million, which is included in treasury stock.

Employee and Director Stock Compensation

During the six months ended December 31, 2014 and 2013, the Company recognized stock-based compensation for employees and directors of $0.9 million and $0.9 million, respectively.

Options

The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. No options were granted during the six months ended December 31, 2014.

The table below illustrates the range of assumptions used in estimating the fair value of the options granted during the six months ended December 31, 2013:

Expected volatility	64.6% - 66.4%
Expected dividends	-
Expected term (years)	2.6 -3.04
Risk-free rate	0.49% - 0.57%

A summary of option activity from July 1, 2014 to December 31, 2014 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	3,152	$1.68
Options granted	—	—
Exercised	(40)	1.93
Forfeited, cancelled or expired	(329)	1.77

Outstanding at December 31, 2014	2,783	$1.66	3.14	$12

Exercisable at December 31, 2014	2,341	$1.65	2.09	$12

The estimated grant date fair value of options granted during the six months ended December 31, 2013 was $0.4 million.

Restricted Stock Awards and Units

A summary of the activity of the Company’s restricted stock awards from July 1, 2014 to December 31, 2014 is presented below (in thousands except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Oustanding July 1, 2014	24	$1.57
Vested	(18)	1.67

Outstanding December 31, 2014	6	$1.29

A summary of the activity of the Company’s restricted stock units from July 1, 2014 to December 31, 2014 is presented below (in thousands except per share amounts):

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2014	1,153	$1.65
Granted	1,096	1.49
Vested	(415)	1.42

Outstanding at December 31, 2014	1,834	$1.64

As of December 31, 2014, there was $2.6 million of total unrecognized compensation cost related to all unvested share awards and options.

Consultant Stock Compensation

During the 2015 fiscal year, the Company issued 225,000 restricted stock units to consultant advisors, which will vest annually over two years. For the six month period ended December 31, 2014, the Company expensed approximately $32,000 for the above awards.

Incentive Fee

In February 2013, the Company entered into a contract with a consultant in connection with a transaction with a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”). See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more details. The terms of the contract included provisions for issuance of 1.2 million shares of the Company’s stock in two tranches if specified share price conditions were met (hereinafter referred to as the “Incentive Fee(s)”) by certain dates. In August 2014, the Incentive Fee on the first tranche of 500,000 shares expired as the volume weighted average trading price of the Company’s common stock over 20 days did not equal or exceed $3.00 per share. The second tranche of 700,000 shares will vest if the volume weighted 20-day average trading price is at or above $5.00 per share prior to February 12, 2015. The fair value of the second tranche was estimated to be of no value due to the high share price threshold, the market price of the Company’s stock on December 31, 2014, and the limited time period remaining.

The Company recognized a gain of $0.3 million and $0.8 million, respectively, for the six months ended December 31, 2014 and 2013 for the change in the fair value of liability classified stock awards.

(4)	Borrowings

Senior Secured Notes

Changes in the Company’s Senior Secured Notes (“Notes”) are summarized below (in thousands):

	Six Months Ended December 31,
	2014	2013
Balance beginning of year	$25,693	$22,096
Issuance of in-kind notes	1,857	1,627
Amortization of discount	153	108

Balance end of period	$27,703	$23,831

For the six months ended December 31, 2014 and 2013, the Company recognized interest expense of approximately $2.1 million and $1.8 million, respectively, consisting of payment of “in-kind” notes and amortization of discount and debt issuance costs.

Letters of Credit

As of December 31, 2014 the Company is obligated on 2 irrevocable standby letters of credit totaling $0.3 million, which are fully cash collateralized. Cash collateral of $254,000 is included in Restricted cash and $43,000 is included in Debt issue costs and other assets, net on the accompanying Condensed Consolidated Balance Sheets.

(5)	Net Loss Per Share

The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of December 31,
	2014	2013
Potentially dilutive securities:
Non-vested restricted share awards	6	64
Consultant stock award with market condition	700	1,200
Non-vested restricted share units	1,834	1,573
Options outstanding	2,783	4,286

Total	5,323	7,123

(6)	Restructuring and Other Related Costs

The following table sets forth changes in the Company’s accrued restructuring costs (in thousands):

	Six Months Ended December 31,
	2014	2013
Balance at beginning of year	$254	$853
New charges and adjustment to estimates	—	—
Accretion	2	2
Payments	(256)	(341)

Balance at end of period	$—	$514

(7)	Financial Instruments

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

	December 31, 2014
	Fair Value	Amortized Cost
U.S. Govt. Obligations	$29,989	$29,984
Certificates of Deposit	1,753	1,750

Total	$31,742	$31,734

All of our investments will mature by December 31, 2015.

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

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2014.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$71,259	$—	$—	$71,259
U.S Government Obligations	29,989	—	—	29,989

Total Assets	$101,248	$—	$—	$101,248

Liabilities
Market condition consultant stock award	$—	$—	$—	$—

Total Liabilities	$—	$—	$—	$—

(a)	Included in cash and cash equivalents

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$90,651	$—	$—	$90,651
U.S Government Obligations	49,061	—	—	49,061

Total Assets	$139,712	$—	$—	$139,712

Liabilities
Market condition consultant stock award	$—	$316	$—	$316

Total Liabilities	$—	$316	$—	$316

(a)	Included in cash and cash equivalents

The following tables summarize the Company’s financial assets and liabilities that are not required to be carried at fair value on a recurring basis as of December 31, 2014 and June 30, 2014 (in thousands):

		Fair Value as of December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$2,511	$2,511	$—	$—	$2,511
Certificates of deposit (a)	1,753	1,753	—	—	1,753
Restricted cash (b)	296	296	—	—	296
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable	$27,703	$—	$—	$26,975	$26,975

(a)	Included in investments
(b)	Includes current and non-current restricted cash

		Fair Value as of June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$3,226	$3,226	$—	$—	$3,226
Certificates of deposit (a)	2,752	2,752	—	—	2,752
Restricted cash (b)	629	629	—	—	629
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable	$25,693	$—	$—	$26,377	$26,377

(a)	Included in investments
(b)	Includes current and non-current restricted cash

(8)	Commitments and Contingencies

Contingent Legal Expenses

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters and are responsible for the current payment of out-of-pocket expenses incurred in connection with the patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. For the six months ended December 31, 2014 and 2013, we recognized $4.7 million and $2.5 million, respectively, in legal fees and $3.8 million and $0.9 million respectively, in out-of-pocket costs in the above agreements. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment and are expensed when they are contractually due and payable. Contingency fees we have negotiated are based on successful outcomes in litigation, measured in various ways, such as, for example, a percentage of proceeds net of Ericsson’s fee share. All of the agreements contain dollar limits on the total contingency fee that may be earned.

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

As previously disclosed, the Company and Ericsson are parties to a Master Sale Agreement, dated as of January 10, 2013, as amended by a first amendment on February 27, 2014 and a second amendment dated as of September 16, 2014 (as amended, the “MSA”). Pursuant to the MSA, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from Ericsson that consisted of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware, and antennas and were acquired subject to existing encumbrances.

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

Until September 2017, the Company may elect to reduce Ericsson’s fee share percentage in the third tier for a price of $5 million per percentage point reduction. The maximum fee share reduction the Company may elect is limited to twenty percentage points, which would require payment to Ericsson of $100 million.

The MSA contains a number of restrictions on the Company’s future activities. The Company and its affiliates may engage in certain licensing and other patent activities related to non-wireless patents (as defined in the MSA) subject to certain conditions, including not diverting resources otherwise dedicated to Unwired Planet, LLC (“UP LLC”) and its activities and not bundling any such acquired non-wireless patents in licensing activities, provided the Company has made an additional $50 million equity contribution to UP LLC. Such contribution was completed in September 2014.

In addition, the Company is required to provide advance notice to Ericsson of potential future acquisitions that do not involve wireless patents, and Ericsson has the option to participate in such acquisitions upon mutually agreeable terms and conditions.

Under the MSA, any amounts withheld by governments on account of taxes on license arrangements would not be included in the calculation of “Gross Revenue”. The MSA requires the Company to use reasonable efforts to reclaim such withholdings. Additionally, Gross Revenues may only be recognized in the period the fees and revenues are due from UP LLC’s and/or its subsidiaries customers.

The Company has recognized cumulative revenues of $61.2 million and incurred a cumulative fee share of $12.2 million from inception of the MSA through December 31, 2014, including $3.1 million in gross revenues and $0.6 million in fee share for the six months ended December 31, 2014.

Pursuant to the MSA, the Company paid $8.4 million to Ericsson in September 2014 with respect to the previously disclosed Lenovo transaction, which amount was accrued for by the Company on June 30, 2014.

See Notes 3 and 4 of the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2014 for additional information.

(10)	Patent License and Patent Purchase Agreements

In March 2014, the Company entered into a Patent License Agreement (“License Agreement”) with a subsidiary of Lenovo Group Limited (“Lenovo”). License fee revenue is recognized ratably over the estimated licensing term of seven years and the Ericsson fee share is 20% of the gross licensing revenue.

The following table summarizes gross license revenue, fee share, and net revenue for the six month period ended December 31, 2014 (in thousands):

License fee revenue	$3,128
Fee share	(625)

Net revenue	$2,503

The following table summarizes the licensing revenue recognition and Ericsson fee share for the License Agreement over the remaining term of the License Agreement:

	Fiscal year ending June 30,
	2015	(1)	2016	2017	2018	2019	2020	2021	Total

License Revenue Recognition	$3,128		$6,256	$6,256	$6,256	$6,256	$6,256	$4,468	$38,876
Fee share	(626)		(1,251)	(1,251)	(1,251)	(1,251)	(1,251)	(926)	(7,807)

Net Revenue	$2,502		$5,005	$5,005	$5,005	$5,005	$5,005	$3,542	$31,069

(1)	Remaining amount for the 2015 fiscal year

The net revenue amounts above are recorded as deferred revenue on the Condensed Consolidated Balance Sheets.

(11)	Related Party Transactions

Bonus Arrangement

In April 2014, the Board entered into a one time, discretionary bonus agreement with the Chairman of the Company’s Board. The agreement provided for a discretionary, one-time, cash bonus opportunity in the event that, on or prior to September 30, 2014, the Company and its subsidiaries entered into an amendment to the Ericsson MSA that would be expected to (A) materially improve the economic terms of the MSA, (B) materially improve the operating flexibility of the Company and its subsidiaries under the MSA, or (C) some combination of the foregoing that, in the aggregate, would be expected to result in a material improvement in the Company’s financial and operating position. If the Board determined that such an agreement occurred on or prior to September 30, 2014, the Chairman was eligible for a cash bonus in an amount not to exceed $2.0 million. In September 2014, the Company entered into a Second Amendment to the MSA which modified its terms in respect to the above points. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more details. In November 2014, the Company paid a $1.0 million bonus to the Chairman pursuant to the above bonus agreement.

Separation of the President and Chief Financial & Administrative Officer

In September 2014, the Company announced that Eric Vetter intended to resign as the Company’s President and Chief Financial & Administrative Officer in November 2014 pursuant to a separation agreement entered into between the Company and Mr. Vetter (the “Separation Agreement”). The Separation Agreement provided that upon Mr. Vetter’s separation from the Company, all of his unvested restricted stock unit awards covering shares of the Company’s common stock would automatically be accelerated and become immediately vested, all unvested options would be forfeited, and the exercise period for all of his vested stock options would be extended for an additional fifteen months. The Separation Agreement provided Mr. Vetter would be entitled to salary continuation for nine months commencing upon separation and a bonus of $0.2 million. Additionally, under the Separation Agreement, Mr. Vetter is entitled to certain benefits continuation and outplacement assistance. For the six months ended December 31, 2014, the Company incurred $0.3 million in expense and $0.1 million in stock-based compensation for the separation of Mr. Vetter.

(12)	Tax Benefit Preservation Agreement

Adoption of replacement shareholder rights plan

On January 20, 2015, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, dated January 20, 2015, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Agreement”) to replace the Company’s existing Tax Benefits Preservation Agreement, which expired on January 29, 2015, (the “Expiring Agreement”). The Agreement is substantially the same as the Expiring Agreement.

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

Pursuant to the terms of the Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.001 per share of the Company (the “Common Stock”) to stockholders of record as of the close of business on January 29, 2015 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Agreement). Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $15.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Agreement. For additional information, please refer to the Company’s Registration Statement on Form 8-A and the Company’s Current Report on Form 8-K, both filed with the Securities and Exchange Commission on January 21, 2015.

The Rights are not exercisable until the Distribution Date (as defined in the Agreement) and will expire at the earlier of (i) January 29, 2018, (ii) the time when the Rights are redeemed as provided therein; (iii) the time when the Rights are exchanged as provided therein; (iv) the repeal of Section 382 of the Internal Revenue Code if the Independent Directors determine that this Agreement is no longer necessary for the preservation of Tax Benefits (as defined in the Agreement), (v) the beginning of the taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (vi) the close of business on January 29, 2016, if stockholder approval of the Agreement has not been obtained prior to that time, unless previously redeemed or exchanged by the Company.

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

Results of Operations

Overview of Financial Results During the Three and Six Months Ended December 31, 2014 and December 31, 2013

Revenues

We anticipate generating revenue primarily from licensing our intellectual property.

We recognized $1.3 million and $2.5 million in net revenue during the three and six months ended December 31, 2014, respectively. Net revenue consisted of the recognition of license revenue from amounts previously recorded as deferred revenue under the Lenovo Licensing Agreement of $1.6 million and $3.1 million less the fee share under the Ericsson MSA of $0.3 million and $0.6 million for the three and six months ended December 31, 2014. We expect to recognize a similar amount of net revenue each quarter for the remainder of the 2015 fiscal year unless we enter into other license agreements or successfully resolve any of the matters currently under litigation. We did not recognize revenue or incur fee share for the same period of the 2014 fiscal year.

Operating Expenses

The following table represents operating costs and expenses for the three and six months ended December 31, 2014 and 2013, respectively (in thousands):

	Three months ending December 31,			Six months ending December 31,
	2014	2013	Percent Increase (Decrease)	2014	2013	Percent Increase (Decrease)
Patent licensing expense	$9,143	$5,743	59%	$16,725	$10,546	59%
General and administrative	2,132	1,359	57%	7,204	3,143	129%
Restructuring and other costs	—	—	0%	2	—	100%

Total operating expenses	$11,275	$7,102	59%	$23,931	$13,689	75%

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

During the three months ended December 31, 2014 patent licensing expenses increased 59%, or $3.4 million, compared with the same period of the 2014 fiscal year. This increase is primarily attributable to new and ongoing patent enforcement actions. During the three months ended December 31, 2014, we incurred $2.7 million in legal fees and costs related to certain UK and Germany patent enforcement matters, which were initiated in March 2014, and $1.2 million in higher legal fees and costs related to the ongoing US patent enforcement matters, as compared with the same period of the 2014 fiscal year. These expenses were partially offset by lower litigation planning and evaluation expenses in the current period as compared with the same period of the 2014 fiscal year.

During the six months ended December 31, 2014 patent licensing expenses increased 59%, or $6.2 million, compared with the same period of the 2014 fiscal year. This increase is primarily attributable to new and ongoing patent enforcement actions and Inter Partes reexamination proceedings. During the six months ended December 31, 2014, we incurred $3.9 million in legal fees and costs related to the UK and Germany patent enforcement matters, which were initiated in March 2014, and $1.6 million higher legal fees and costs related to the ongoing US patent enforcement matters, as compared with the same period of the 2014 fiscal year. During the six months ended December 31, 2014 we also incurred $0.9 million higher legal fees and costs related to Inter Partes reexamination proceedings in the United States Patent and Trademark Office (“USPTO”) as compared with the same period of the 2014 fiscal year.

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

General and administrative expense for the three month period ended December 31, 2014 increased 57% or $0.7 million from the same period of the 2014 fiscal year. The increase in general and administrative expense is primarily attributable to an increase in the board of directors compensation and for expenses associated with our search for a Chief Executive Officer.

General and administrative expense for the six months ended December 31, 2014 increased 129%, or $4.1 million, from the same period of the 2014 fiscal year. The increase in general and administrative expense is primarily attributable to the following expenses incurred during the six months ended December 31, 2014 as compared with the same period of the 2014 fiscal year: $1.9 million of expense related to the evaluation of several strategic options including evaluation of a potential acquisition candidate and plans to raise additional capital, $1.0 million bonus paid to the Company’s Chairman pursuant to the terms of a bonus agreement for amending the Ericsson MSA, $0.4 million of expense related to a severance agreement entered into with the Company’s former President and Chief Financial & Administrative Officer, and $0.3 million for expenses associated with our search for a Chief Executive Officer.

Restructuring and Other Related Costs

Restructuring costs consisting primarily of accretion during the six months ended December 31, 2014 and 2013 were $2,000 and $0, respectively.

The majority of our restructuring activities were completed in the second quarter of the 2013 fiscal year. We did not incur new restructuring and other related costs during the three and six month period ended December 31, 2014. In the second quarter of the 2015 fiscal year, we made final payment of our restructuring liabilities.

Interest Income

Interest income was $22,000 and $27,000 for the three months ended December 31, 2014 and 2013, respectively and $46,000 and $70,000 for the six months ended December 31, 2014 and 2013, respectively. We expect interest income to be insignificant for the remainder of the 2015 fiscal year due to low rates of return on our investments in short-term government securities and exchange traded money market funds.

Interest Expense

During the three and six months ended December 31, 2014, we incurred interest expense of $1.1 million and $2.1 million, respectively, compared to $0.9 million and $1.8 million, respectively, in the same period of the 2014 fiscal year. Interest expense on the Company’s Senior Secured Notes consists of in-kind interest payments and amortization of debt discounts and debt issue costs. For the remainder of the 2015 fiscal year, we expect our interest expense to increase compared to the prior periods based upon the compounding nature of the in-kind interest payments.

Other Income, net

During the three months ended December 31, 2014, we recognized approximately $23,000 of other income compared to $0.4 million of other income for the same period in the 2014 fiscal year. Other income, in both periods, was primarily attributable to a decrease in the fair value of the liability classified consultant stock award issued in conjunction with the closing of the Ericsson transaction in February 2013. The fair value of the above instrument fluctuates with our stock price and remaining time to expiration and is revalued quarterly. The final tranche of the consultant stock award for 700,000 shares will expire in February 2015.

During the six months ended December 31, 2014, we recognized $0.3 million of other income compared with other income of $0.8 million in the same period of the 2014 fiscal year. Other income in both periods was primarily attributable to a decrease in the fair value of the liability classified consultant stock award obligation as described above for the three month period.

Loss from Continuing Operations

For the reasons described above, we reported a loss from continuing operations of $11.0 million and $7.5 million for the three months ended December 31, 2014 and 2013, respectively and of $23.1 million and $14.5 million for the six months ended December 31, 2014 and 2013, respectively.

Discontinued Operations, net of tax

We recognized income of $80,000 from discontinued operations during the three months ended December 31, 2014 compared with income from discontinued operations of $0.2 million in the same period of the 2014 fiscal year.

During the six months ended December 31, 2014, we recognized income from discontinued operations of $68,000 compared with income of $119,000 in the same period of the 2014 fiscal year. Income from discontinued operations for the three and six month period ended December 31, 2014 was related to the release of income tax reserves from foreign subsidiaries less expenses associated with the liquidation of some of our foreign subsidiaries. Income from discontinued operations for the three and six month periods ended December 31, 2013 was primarily attributable to a property tax refund less costs we incurred in winding down and liquidating our foreign subsidiaries.

Going forward, we expect results from our discontinued operations, net of tax, will not be significant to our overall results of operations.

Net Loss

For the reasons described above, we reported a net loss of $11.0 million and $7.3 million for the three months ended December 31, 2014 and 2013, respectively and of $23.1 million and $14.5 million for the six months ended December 31, 2014 and 2013, respectively.

Working Capital and Capital Resources

As of December 31, 2014, our working capital was approximately $91.8 million, representing a decrease of approximately $17.7 million or 16%, from June 30, 2014. The decrease in our working capital was primarily the result of a $28.4 million decrease in our cash equivalents and short-term investment balances offset by a $12.9 million decrease in the current fee share obligation.

The following table presents our cash flows for the six months ended December 31, 2014 and 2013 (in thousands):

	Six months ending December 31,
	2014	2013
Cash provided by (used in) for operating expenses	$(40,039)	$2,374
Cash provided by (used in) by investing activities	19,970	(51,277)
Cash provided by (used in) by financing activities	(38)	12,353

Net decrease in cash and cash equivalents	$(20,107)	$(36,550)

Cash Used In Operating Activities

Cash used in operating activities during the six months ended December 31, 2014 was $40.0 million compared to cash provided by operating activities of $2.4 million during the same period of the 2014 fiscal year. The $42.4 million change in cash used in operating activities was primarily attributable to the following:

•	In the six months ended December 31, 2014, the Company paid Ericsson $20.0 million pursuant to the Second Amendment of the MSA. There was no comparable transaction in the same period of the 2014 fiscal year.

•	In July 2013 a restriction on a $17.3 million cash collateral account for a letter of credit relating to a lease on the Company’s former headquarters was removed and the cash collateral was returned to the Company compared to the release of restricted cash of $0.3 million during the six month ended December 31, 2014 related to the release of letters of credit for former facilities.

•	The Company reported a $23.1 million net loss for the six months ended December 31, 2014 compared to $14.5 million net loss in the same period of the 2014 fiscal year.

Cash Provided by Investing Activities

Cash provided by investing activities during the six months ended December 31, 2014 was $20.0 million compared to cash used in investing activities of $51.3 million during the same period of the 2014 fiscal year. The $71.2 million change in cash provided by investing activities was primarily attributable to following:

•	The Company did not purchase any investments during the six months ended December 31, 2014 compared to purchases of $68.3 million of investments consisting primarily of U.S. government obligations and certificates of deposits in the same period of the 2014 fiscal year.

•	During the six months ended December 31, 2014, the Company received proceeds of $20.0 million from the maturity of investments compared to $17.1 million in the same period of the 2014 fiscal year.

Cash Flows used in Financing Activities

Cash used in financing activities during the six months ended December 31, 2014 was $38,000 compared to cash provided by financing activities of $12.4 million during the same period of the 2014 fiscal year. The change in cash used in financing activities of $12.4 million was primarily attributable to the receipt of $12.5 million of proceeds from a rights offering in the six months ended December 31, 2013 with no comparable transaction in the current year.

While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities to fund future activities. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges, senior to current holders of our common stock and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our current stockholders and additional financing may not be available in amounts or on terms acceptable to us. We also may pursue contingency arrangements related to our legal cases and/or alternative litigation financing contracts.

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

Long-Term Debt Obligations and Commitments

As of December 31, 2014, our principal long-term debt obligation consisted of 12  7⁄8 % Senior Secured Notes (“Notes”) in the principal amount of $25 million which will mature in June 2018. The Notes have an effective interest rate of 17.2%. From the date of issuance of the Notes until June 2015, we are required to make interest only quarterly in-kind payments via issuance of additional Notes. Beginning in the third year after the date of issuance, the Company has the option to make quarterly cash interest only payments at a nominal rate of 12.5% per annum.

Currently, the Company may redeem some or all of the Notes with net cash proceeds from the sale, lease, conveyance, transfer, or other disposition of its patents at a redemption price equal to 115% plus accrued and unpaid interest. Beginning on or after June 28, 2015, the Company may redeem some or all of the Notes at a redemption price initially equal to 110% and declining over time, in each case, plus accrued and unpaid interest.

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. Contingency fees we have negotiated are based on successful outcomes in litigation, measured in various ways, such as, for example, a percentage of proceeds net of Ericsson’s fee share. Some of the agreements contain dollar limits on the total contingency fee that may be earned. The Company is responsible for all costs incurred by the legal firms, which generally will be paid as incurred.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chairman of the Board as Principal Executive Officer and our Interim Chief Financial Officer, as Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on the above evaluation, our Chairman of the Board and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

In August 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking, among other things, a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM (the “Defendants”) and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”), which was withdrawn in October 2012. The Federal District Court in Delaware lifted the stay in January 2013 and a single claim Markman, or claim construction, hearing was held in November 2013. In February 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. Based on the results of the claim construction order, the parties stipulated to judgment of non-infringement and the Company has appealed to the Federal Circuit regarding the claim construction order issued by the District Court.

Unwired Planet LLC v. Apple Inc. (“Apple”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. Five of these patents were dismissed without prejudice to simplify the case. In August 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A Markman hearing was held in August 2014 and a claim construction order was issued in November 2014. This matter is currently in the expert discovery phase of the proceedings and will be followed by pretrial motions (such as motions for summary judgment) which will be argued in April 2015, Trial for this matter has been scheduled for June 2015.

Unwired Planet LLC v. Google, Inc. (“Google”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. Google filed an application in August 2013 for Inter Partes reexamination with the USPTO relating to three patents and sought and obtained a partial stay on those patents. In July 2014, the Company voluntarily dismissed infringement claims on three of ten patents (one of which was stayed pending reexamination). A Markman hearing on five patents was held in August 2014 and the Company received the claim construction order in December of 2014. Unwired Planet and Google are in the process of stipulating to non-infringement based on the Markman results, and Unwired Planet intends to seek appeal of the Markman order. The remaining two patents that are stayed will be addressed when the USPTO results become available, which are expected in April 2015.

Unwired Planet LLC v. Square Inc. (“Square”)

In October 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies. A Markman hearing was held on September 22, 2014 and a claim construction order was issued in October of 2014. Discovery is ongoing. Square has applied for Inter Partes reexamination on the three patents in the suit. The USPTO has now instituted portions of the request. Unwired Planet and Square have agreed to a stay of the litigation pending the USPTO proceedings.

Unwired Planet International Ltd v. Samsung, Google, Huawei, et.al (collectively “EU Defendants”)

In March 2014, the Company filed parallel patent infringement actions in the United Kingdom (“UK”) and in Germany. Some of the patents at issue in both cases were acquired by the Company from Ericsson pursuant to the MSA. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more details regarding the MSA. The UK lawsuit charged Samsung, Google, and Huawei with infringing six UK patents related to technologies fundamental to wireless communications found in mobile devices and network equipment, including the use of LTE telecommunication standards and push notification technology underpinning the Android ecosystem. The German lawsuit charged Samsung, Google, Huawei, LG, and HTC with infringing the six German equivalents of the above UK patents. Due to the number of defendants, both the UK and German courts have scheduled staggered trial dates. The first trial date will occur in June 2015 in Germany and in October 2015 in the UK. In the UK, the prevailing party is able to recover a majority of its costs incurred for a given issue.

The defendants in the UK lawsuit have filed defenses and counterclaims against the Company alleging that the original transaction under the MSA is void and alleging that the Company engaged in anticompetitive business practices that did not adhere to fair, reasonable and non-discriminatory (FRAND) standards. Samsung further alleges that even if the MSA is valid, that it has a valid license to certain patents because of its agreement with Ericsson. These defenses and counterclaims will be adjudicated separately from the underlying infringement claims, and the trial is scheduled for October 2016. The defendants in the German lawsuit have filed similar defenses and counterclaims in Germany. The claims by the defendants in the German lawsuit are currently expected to be adjudicated in the same proceedings as the underlying patent infringement cases. See Item 1A Risk Factors herein as well as the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Unwired Planet, Inc. vs. Microsoft

In July 2014, the Company filed suit in the U.S. District Court of Delaware alleging Microsoft breached a patent license agreement the two companies entered into in September 2011. The Company is seeking a declaratory judgment and damages for breach of contract. Summary judgment motions are due in August 2015.

Item 1A.	Risk Factors

Except as provided below, there have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

If we fail to comply with the continued listing requirements of the NASDAQ Global Select Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ Global Select Market (“NASDAQ”). We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement NASDAQ will send a deficiency notice to the Company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day period may be available.

Our common stock is currently trading below the $1.00 minimum closing bid price. A delisting of our common stock from NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through financing sources on terms acceptable to us, or at all, and result in the potential loss of confidence by investors, increased employee turnover, and fewer business development opportunities.

If we are unable to substantially utilize our net operating loss carry-forwards, our financial results may be adversely affected, and protections implemented by us to preserve our NOLs may have unintended anti-takeover effects.

As of June 30, 2014, we had net operating loss, or NOL, carry-forwards for U.S. federal and state income tax purposes of approximately $1.68 billion and $383.0 million, respectively. In order to preserve our substantial tax assets associated with NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of a significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed. See Note 12 of the Notes to the Consolidated Financial Statements for more details.

Our agreement with Ericsson is being challenged as void on anti-competitive grounds in Germany and the UK. If these challenges are successful, it would have a material adverse effect on our business and our ability to enforce our patents.

The UK and German defendants in our European enforcement actions have alleged, in two separate proceedings in Germany and the UK, that the original transaction between Ericsson and Unwired Planet under the Master Sale Agreement (the “MSA”) is void as anti-competitive because (i) royalty stacking occurs (i.e. LTE users owe a royalty to Ericsson and a second royalty to Unwired Planet), and (ii) provisions of the MSA constitute price fixing and/or a restraint on trade. If these challenges prove successful, it could result in our loss of ownership of approximately 90% of our patent assets and materially impair our future licensing prospects, along with spurring additional lawsuits and claims against our Company, each of which would have a material adverse effect on our business.

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

Date: February 6, 2015

Unwired Planet, Inc.

/s/ Philip A. Vachon
Philip A. Vachon
Chairman of the Board
(Principal Executive Officer)

/s/ Mark Thompson
Mark Thompson
Interim Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Unwired Planet, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on January 21, 2015 and incorporated herein by reference).

4.1	Tax Benefits Preservation Agreement, dated as of January 20, 2015, between Unwired Planet, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on January 21, 2015 and incorporated herein by reference).

4.2	Form of the Company’s Common Stock Certificate.

10.1	Consulting Engagement Agreement between Unwired Planet, Inc. and The Brenner Group, Inc., dated as of October 31, 2014 (filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 5, 2014 and incorporated by reference herein).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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