Form 10-Q
period 2015-03-31
UNWIRED PLANET, INC.
filed 2015-05-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015 there were 112,243,093 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,935	$93,877
Short-term investments	21,724	40,068
Restricted cash	27	378
Prepaid and other current assets	687	666

Total current assets	96,373	134,989
Property and equipment, net of accumulated depreciation	137	187
Long-term investments	—	11,745
Initial direct licensing costs, net of current portion	1,687	2,061
Debt issue costs and other assets, net	1,099	1,459

Total assets	$99,296	$150,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,667	$1,181
Fee share obligation	—	12,850
Deferred revenue	5,005	5,005
Accrued liabilities	1,136	1,577
Accrued legal expense	4,299	4,054
Accrued compensation and related	601	605
Accrued restructuring costs	—	254

Total current liabilities	13,708	25,526
Fee share obligation, net of current portion	—	7,182
Deferred revenue, net of current portion	24,813	28,566
Long term note payable	28,768	25,693
Other long term liabilities	224	403

Total liabilities	67,513	87,370

Commitments and Contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and zero issued and outstanding	—	—

Common stock, $0.001 par value; 1,000,000 shares authorized and 112,293 and 112,115 issued; and 112,213 and 111,657 outstanding at March 31, 2015 and June 30, 2014, respectively	112	111
Treasury stock, 80 and 458 shares at March 31, 2015 and June 30, 2014, respectively	(60)	(884)
Additional paid-in capital	3,244,388	3,243,756
Accumulated other comprehensive income	5	24
Accumulated deficit	(3,212,662)	(3,179,936)

Total stockholders’ equity	31,783	63,071

Total liabilities and stockholders’ equity	$99,296	$150,441

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue	$1,251	$—	$3,754	$—

Operating costs and expenses:
Patent licensing expenses	7,895	5,646	24,620	16,192
General and administrative	2,115	2,278	9,321	5,421
Restructuring and other related costs	—	—	2	—

Total operating costs and expenses	10,010	7,924	33,943	21,613

Operating loss from continuing operations	(8,759)	(7,924)	(30,189)	(21,613)

Interest income	16	25	61	95
Interest expense	(1,104)	(936)	(3,181)	(2,718)
Other income (expense), net	283	(538)	598	265

Loss from continuing operations	(9,564)	(9,373)	(32,711)	(23,971)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(83)	(58)	(15)	61

Net loss	$(9,647)	$(9,431)	$(32,726)	$(23,910)

Basic and diluted net loss per share from:
Continuing operations	$(0.09)	$(0.09)	$(0.29)	$(0.22)
Discontinued operations	—	—	—	—

Net loss	$(0.09)	$(0.09)	$(0.29)	$(0.22)

Weighted average shares outstanding basic and diluted	112,109	109,738	111,910	106,968

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(9,647)	$(9,431)	$(32,726)	$(23,910)
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	(3)	21	(19)	19

Comprehensive loss	$(9,650)	$(9,410)	$(32,745)	$(23,891)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(32,726)	$(23,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	71
Stock-based compensation	1,543	1,850
Non-cash restructuring charges	2	12
Amortization of premiums on investments, net	70	123
Realized loss on sale of investments	—	81
Gain on change in fair value of consultant incentive award obligation	(316)	(245)
In-kind interest payments on notes payable	2,832	2,485
Amortization of debt discount and issuance costs	349	233
Changes in operating assets and liabilities:
Accounts receivable	—	88
Initial licensing costs	395	—
Prepaid assets and other assets	(23)	83
Accounts payable	1,486	(1,297)
Fee share obligation	(20,032)	—
Accrued liabilities	(63)	(445)
Deferred revenues	(3,753)	—
Accrued restructuring costs	(256)	(489)
Restricted cash	586	16,988

Net cash used in operating activities	(49,826)	(4,372)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(62)
Purchases of investments	—	(71,833)
Proceeds from sales and maturities of investments	30,000	27,107

Net cash provided by (used in) investing activities	29,970	(44,788)

Cash flows from financing activities:
Proceeds from rights offering issuance of common stock	—	12,500
Proceeds from exercise of stock options	92	1,630
Payment of debt and equity issuance costs	—	(1,472)
Purchase of treasury stock	(178)	(219)

Net cash provided by (used in) financing activities	(86)	12,439

Net decrease in cash and cash equivalents	(19,942)	(36,721)
Cash and cash equivalents at beginning of period	93,877	47,613

Cash and cash equivalents at end of period	$73,935	$10,892

Non-cash investing and financing activities:
Retirement of treasury stock	$1,002	$—
Obligation to financial consultant for equity issuance costs	—	175
Unpaid debt and equity issuance costs	31	65

Total non-cash investing and financing activities	$1,033	$240

Other non-cash items:

Common stock issued to satisfy liability for issuance costs	$—	$1,000

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)	Organization and Basis of Presentation

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UP”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with a portfolio of worldwide mobile technology patents and patent applications. Our patents cover a wide range of technology in the mobile ecosystem.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2015 and June 30, 2014, and the results of its operations for the three months and nine months ended March 31, 2015 and 2014, and cash flows for the nine months ended March 31, 2015 and 2014. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

(3)	Stockholders’ Equity

Common Stock

As of March 31, 2015, the Company had 112,293,486 shares of common stock issued and 112,213,396 shares of common stock outstanding.

During the nine months ended March 31, 2015, the Company:

•	issued 64,000 shares of common stock for the exercise of stock options and received cash proceeds of $0.1 million

•	issued 653,322 shares of common stock for vested restricted stock units at par value

•	retired 539,045 shares of treasury stock with a book value of $1.0 million

•	acquired 161,421 shares of common stock at a cost of $0.2 million, which is included in treasury stock.

Employee and Director Stock Compensation

During the nine months ended March 31, 2015 and 2014, the Company recognized stock-based compensation for employees and directors of $1.5 million and $1.6 million, respectively.

Options

The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. No options were granted during the nine months ended March 31, 2015.

The table below illustrates the range of assumptions used in estimating the fair value of the options granted during the nine months ended March 31, 2014:

Expected volatility	64.6% - 68.6%
Expected dividends	-
Expected term (years)	2.60 - 3.04
Risk-free rate	0.49% - 0.9%

A summary of option activity from July 1, 2014 to March 31, 2015 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	3,152	$1.68
Options granted	—	—
Exercised	(64)	1.39
Forfeited, cancelled or expired	(449)	1.82

Outstanding at March 31, 2015	2,639	$1.66	3.03	$—

Exercisable at March 31, 2015	2,229	$1.66	2.04	$—

The estimated grant date fair value of options granted during the nine months ended March 31, 2014 was $0.4 million.

Restricted Stock Awards and Units

A summary of the activity of the Company’s restricted stock awards from July 1, 2014 to March 31, 2015 is presented below (in thousands except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding July 1, 2014	24	$1.57
Vested	(18)	1.67

Outstanding March 31, 2015	6	$1.29

A summary of the activity of the Company’s restricted stock units from July 1, 2014 to March 31, 2015 is presented below (in thousands except per share amounts):

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2014	1,153	$1.42
Granted	1,151	1.65
Vested	(653)	1.45

Outstanding at March 31, 2015	1,651	$1.56

As of March 31, 2015, there was $2.0 million of total unrecognized compensation cost related to all unvested share awards and options.

Consultant Stock Compensation

During the 2015 fiscal year, the Company issued 225,000 restricted stock units to consultant advisors, which will vest annually over two years. For the nine month period ended March 31, 2015, the Company expensed approximately $34,000 for the above awards.

Incentive Fee

In February 2013, the Company entered into a contract with a consultant in connection with a transaction with a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”). See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more details. The terms of the contract included provisions for issuance of 1.2 million shares of the Company’s stock in two tranches if specified share price conditions were met (hereinafter referred to as the “Incentive Fee(s)”) by certain dates. In August 2014, the Incentive Fee on the first tranche of 500,000 shares expired as the volume weighted average trading price of the Company’s common stock over 20 days did not equal or exceed $3.00 per share. In February 2015, the Incentive Fee on the second tranche of 700,000 shares expired as the volume weighted average trading price of the Company’s common stock over 20 days did not equal or exceed $5.00 per share.

The Company recognized a gain of $0.3 million and $0.2 million, respectively, for the nine months ended March 31, 2015 and 2014 for the change in the fair value of the liability classified stock awards.

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

(4)	Borrowings

Senior Secured Notes

Changes in the Company’s Senior Secured Notes (“Notes”) are summarized below (in thousands)

	Nine Months Ended March 31,
	2015	2014
Balance beginning of year	$25,693	$22,096
Issuance of in-kind notes	2,831	2,484
Amortization of discount	244	163

Balance end of period	$28,768	$24,743

For the nine months ended March 31, 2015 and 2014, the Company recognized interest expense of approximately $3.2 million and $2.7 million, respectively, consisting of payment of “in-kind” notes and amortization of discount and debt issuance costs.

Letters of Credit

As of March 31, 2015 the Company is obligated on one irrevocable standby letter of credit totaling $43,000, which is fully cash collateralized. Cash collateral of $27,000 is included in Restricted cash and $16,000 is included in Debt issue costs and other assets, net on the accompanying Condensed Consolidated Balance Sheets.

(5)	Net Loss Per Share

The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of March 31,
	2015	2014
Potentially dilutive securities:
Non-vested restricted share awards	6	24
Consultant stock award with market condition	—	1,200
Non-vested restricted share units	1,651	1,280
Options outstanding	2,639	4,077

Total	4,296	6,581

(6)	Restructuring and Other Related Costs

The following table sets forth changes in the Company’s accrued restructuring costs (in thousands)

	Nine Months Ended March 31,
	2015	2014
Balance at beginning of year	$254	$853
Accretion	2	12
Payments	(256)	(489)

Balance at end of period	$—	$376

(7)	Financial Instruments

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

	March 31, 2015
	Fair Value	Amortized Cost

U.S. Govt. Obligations	$19,972	$19,969
Certificates of Deposit	1,753	1,750

Total	$21,725	$21,719

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

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2015.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total

Assets
Money Market Funds (a)	$70,331	$—	$—	$70,331
U.S Government Obligations	19,972	—	—	19,972

Total Assets	$90,303	$—	$—	$90,303

Liabilities
Market condition consultant stock award	$—	$—	$—	$—

Total Liabilities	$—	$—	$—	$—

(a)	Included in cash and cash equivalents

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total

Assets
Money Market Funds (a)	$90,651	$—	$—	$90,651
U.S Government Obligations	49,061	—	—	49,061

Total Assets	$139,712	$—	$—	$139,712

Liabilities
Market condition consultant stock award	$—	$316	$—	$316

Total Liabilities	$—	$316	$—	$316

(a)	Included in cash and cash equivalents

The following tables summarize the Company’s financial assets and liabilities that are not required to be carried at fair value on a recurring basis as of March 31, 2015 and June 30, 2014 (in thousands):

		Fair Value as of March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$3,604	$3,604	$—	$—	$3,604
Certificates of deposit (a)	1,753	1,753	—	—	1,753
Restricted cash (b)	43	43	—	—	43

Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable	$28,768	$—	$—	$27,888	$27,888

(a)	Included in investments
(b)	Includes current and non-current restricted cash

		Fair Value as of June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$3,226	$3,226	$—	$—	$3,226
Certificates of deposit (a)	2,752	2,752	—	—	2,752
Restricted cash (b)	629	629	—	—	629

Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable	$25,693	$—	$—	$26,377	$26,377

(a)	Included in investments
(b)	Includes current and non-current restricted cash

(8)	Commitments and Contingencies

Contingent Legal Expenses

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters and are responsible for the current payment of out-of-pocket expenses incurred in connection with the patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. For the nine months ended March 31, 2015 and 2014, we recognized $6.2 million and $5.3 million, respectively, in legal fees and $5.4 million and $2.6 million respectively, in out-of-pocket costs in the above agreements. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment and are expensed when they are contractually due and payable. Contingency fees we have negotiated are based on successful outcomes in litigation, measured in various ways, such as, for example, a percentage of proceeds net of Ericsson’s fee share. All of the agreements contain dollar limits on the total contingency fee that may be earned.

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

As previously disclosed, the Company and Ericsson are parties to a Master Sale Agreement, dated as of January 10, 2013, as amended by a first amendment dated as of February 27, 2014 and a second amendment dated as of September 16, 2014 (as amended, the “MSA”). Pursuant to the MSA, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from Ericsson that consisted of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware, and antennas and were acquired subject to existing encumbrances.

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

The Company has recognized cumulative revenues of $62.8 million and incurred a cumulative fee share of $12.6 million from inception of the MSA through March 31, 2015, including $4.7 million in gross revenues and $0.9 million in fee share for the nine months ended March 31, 2015.

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

The following table summarizes gross license revenue, fee share, and net revenue for the nine month period ended March 31, 2015 (in thousands):

License fee revenue	$4,692
Fee share	(938)

Net revenue	$3,754

The following table summarizes the licensing revenue recognition and Ericsson fee share for the License Agreement over the remaining term of the License Agreement:

	Fiscal year ending June 30,
	2015 (1)	2016	2017	2018	2019	2020	2021	Total

License Revenue Recognition	$1,564	$6,256	$6,256	$6,256	$6,256	$6,256	$4,468	$37,312
Fee share	(313)	(1,251)	(1,251)	(1,251)	(1,251)	(1,251)	(926)	(7,494)

Net Revenue	$1,251	$5,005	$5,005	$5,005	$5,005	$5,005	$3,542	$29,818

(1)	Remaining amount for the 2015 fiscal year

The net revenue amounts above are recorded as deferred revenue on the Condensed Consolidated Balance Sheets.

(11)	Related Party Transactions

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

Separation of the President and Chief Financial & Administrative Officer

In September 2014, the Company announced that Eric Vetter intended to resign as the Company’s President and Chief Financial & Administrative Officer in November 2014 pursuant to a separation agreement entered into between the Company and Mr. Vetter (the “Separation Agreement”). The Separation Agreement provided that upon Mr. Vetter’s separation from the Company, all of his unvested restricted stock unit awards covering shares of the Company’s common stock would automatically be accelerated and become immediately vested, all unvested options would be forfeited, and the exercise period for all of his vested stock options would be extended for an additional fifteen months. The Separation Agreement provided Mr. Vetter would be entitled to salary continuation for nine months commencing upon separation and a bonus of $0.2 million. Additionally, under the Separation Agreement, Mr. Vetter is entitled to certain benefits continuation and outplacement assistance. For the nine months ended March 31, 2015, the Company incurred $0.3 million in expense and $0.1 million in stock-based compensation for the separation of Mr. Vetter.

(12)	Subsequent Events

Hiring of Chief Executive Officer

In April 2015, the Company announced Boris Teksler would join Unwired Planet, Inc. as Chief Executive Officer and as member of the Board of Directors, effective June 1, 2015 unless an earlier start date is mutually agreed. In addition to a base salary and signing bonus, Mr. Teksler will be granted options to acquire 4.5% of the outstanding shares of common stock, which will vest over three years on the anniversary date of his first day of employment.

Settlement Agreement

In May 2015 the Company entered into a settlement agreement with a third party relating to certain claims of patent infringement. Under the terms of the settlement agreement, the Company will receive $1.0 million, which is subject to refund if certain events occur.

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

Our strategy includes direct licensing, litigation when necessary, sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. We intend to generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure, or hardware, and/or develop mobile communications products. Our goal is to obtain compensation for the use of our patented ideas through fair and reasonable royalties on our intellectual property. We believe that certain factors have made implementing our direct licensing strategy more challenging, including considerable uncertainty for intellectual property rights largely created by conflicting and evolving patent case law, particularly in the United States, resulting in divergent opinions of royalty values with respect to potential licenses.

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

Overview of Financial Results During the Three and Nine Months Ended March 31, 2015 and March 31, 2014

Revenues

We anticipate generating revenue primarily from licensing our intellectual property.

We recognized $1.3 million and $3.8 million in net revenue during the three and nine months ended March 31, 2015, respectively. Net revenue consisted of the recognition of license revenue from amounts previously recorded as deferred revenue under the Lenovo Licensing Agreement of $1.6 million and $4.7 million less the fee share under the Ericsson MSA of $0.3 million and $0.9 million for the three and nine months ended March 31, 2015, respectively. We expect to recognize a similar amount of net revenue in the fourth quarter of the 2015 fiscal year unless we enter into other license agreements or successfully resolve any of the matters currently under litigation. We did not recognize revenue or incur fee share for the same period of the 2014 fiscal year.

Operating Expenses

The following table represents operating costs and expenses for the three and nine months ended March 31, 2015 and 2014, respectively (in thousands):

	Three months ending March 31,			Nine months ending March 31,
	2015	2014	Percent Increase (Decrease)	2015	2014	Percent Increase (Decrease)

Patent licensing expense	$7,895	$5,646	40%	$24,620	$16,192	52%
General and administrative	2,115	2,278	-7%	9,321	5,421	72%
Restructuring and other costs	—	—	0%	2	—	NM

Total operating expenses	$10,010	$7,924	26%	$33,943	$21,613	57%

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

During the three months ended March 31, 2015 patent licensing expenses increased 40%, or $2.2 million, compared with the same period of the 2014 fiscal year. This increase is primarily attributable to new and ongoing patent enforcement actions. During the three months ended March 31, 2015, we incurred $1.8 million higher legal fees and costs related to certain UK and Germany patent enforcement matters, which were initiated in March 2014, and $0.7 million higher licensing support expenses, as compared with the same period of the 2014 fiscal year.

During the nine months ended March 31, 2015 patent licensing expenses increased 52%, or $8.4 million, compared with the same period of the 2014 fiscal year. This increase is primarily attributable to new and ongoing patent enforcement actions, and post-grant proceedings. During the nine months ended March 31, 2015, we incurred $5.6 million higher legal fees and costs related to certain UK and Germany patent enforcement matters, which were initiated in March 2014, and $1.3 million higher legal fees and costs related to the ongoing US patent enforcement matters, as compared with the same period of the 2014 fiscal year. During the nine months ended March 31, 2015 we also incurred $1.7 million higher legal fees and costs related to post-grant proceedings at the United States Patent and Trademark Office (“USPTO”), the majority of which were initiated by defendant companies, partially offset by $0.4 million lower prosecution and maintenance expenses as compared with the same period of the 2014 fiscal year. Our patent licensing expenses can vary from period to period for several reasons, including but not limited to the number of patent enforcement matters we are pursuing, the venue of the proceedings, the stage of the proceedings, and the obligation to respond to pleadings and motions of adversarial parties.

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

General and administrative expense for the three month period ended March 31, 2015 decreased 1% or $0.2 million from the same period of the 2014 fiscal year. The decrease in general and administrative expense is primarily attributable to lower legal, corporate, and accounting expenses.

General and administrative expense for the nine months ended March 31, 2015 increased 72%, or $3.9 million, from the same period of the 2014 fiscal year. The increase in general and administrative expense is primarily attributable to the following expenses incurred during the nine months ended March 31, 2015 as compared with the same period of the 2014 fiscal year: $1.9 million of expense related to the evaluation of several strategic options including evaluation of a potential acquisition candidate and plans to raise additional capital, $1.0 million bonus paid to the Company’s Chairman pursuant to the terms of a bonus agreement for amending the Ericsson MSA, $0.4 million of expense related to a severance agreement entered into with the Company’s former President and Chief Financial & Administrative Officer, and $0.3 million for expenses associated with our search for a Chief Executive Officer. We expect our general and administrative expenses for the fourth quarter of the 2015 fiscal year to be comparable to the current quarter, excluding transactions or other non-recurring events.

Restructuring and Other Related Costs

Restructuring costs consisting primarily of accretion during the nine months ended March 31, 2015 and 2014 were $2,000 and $0, respectively.

The majority of our restructuring activities were completed in the second quarter of the 2013 fiscal year. We did not incur new restructuring and other related costs during the three and nine month period ended March 31, 2015. In the second quarter of the 2015 fiscal year, we made final payment of our restructuring liabilities.

Interest Income

Interest income was $16,000 and $25,000 for the three months ended March 31, 2015 and 2014, respectively and $61,000 and $95,000 for the nine months ended March 31, 2015 and 2014, respectively. We expect interest income to be insignificant for the remainder of the 2015 fiscal year due to low rates of return on our investments in short-term government securities and exchange traded money market funds.

Interest Expense

During the three and nine months ended March 31, 2015, we incurred interest expense of $1.1 million and $3.2 million, respectively, compared to $0.9 million and $2.7 million, respectively, in the same period of the 2014 fiscal year. Interest expense on the Company’s Senior Secured Notes consists of in-kind interest payments and amortization of debt discount and debt issue costs. For the remainder of the 2015 fiscal year, we expect our interest expense to increase compared to the prior periods based upon the compounding nature of the in-kind interest payments.

Other Income, net

During the three months ended March 31, 2015, we recognized approximately $0.3 million of other income compared to $0.5 million of other expense for the same period in the 2014 fiscal year. In the current period, $0.3 million of other income was attributable to exchange rate gains by our subsidiary in Ireland as the U.S. Dollar appreciated substantially against the Euro. Whereas other income in the prior period was attributable to a decrease in the fair value of the liability classified consultant stock award issued in conjunction with the closing of the Ericsson transaction in February 2013. The fair value of the above instrument fluctuated with our stock price and remaining time to expiration. The final tranche of the consultant stock award for 700,000 shares expired in February 2015.

During the nine months ended March 31, 2015, we recognized $0.6 million of other income compared with other income of $0.3 million in the same period of the 2014 fiscal year. In the current period, $0.3 million of other income was attributable to exchange rate gains by our subsidiary in Ireland as the U.S. Dollar appreciated substantially against the Euro and $0.3 million was attributable to a decrease in the fair value of the liability classified consultant stock award issued in conjunction with the closing of the Ericsson transaction in February 2013. The fair value of the above instrument fluctuated with our stock price and remaining time to expiration. The final tranche of the consultant stock award for 700,000 shares expired in February 2015. Accordingly, we do not expect any additional other income or expense with the above stock award. Whereas other income of $0.3 million in the prior period was attributable to a decrease in fair value the liability classified consultant stock award.

Loss from Continuing Operations

For the reasons described above, we reported a loss from continuing operations of $9.6 million and $9.4 million for the three months ended March 31, 2015 and 2014, respectively and of $32.7 million and $24.0 million for the nine months ended March 31, 2015 and 2014, respectively.

Discontinued Operations, net of tax

We recognized a loss of $83,000 from discontinued operations during the three months ended March 31, 2015 compared with a loss from discontinued operations of $58,000 in the same period of the 2014 fiscal year. During the nine months ended March 31, 2015, we recognized a loss from discontinued operations of $15,000 compared with income of $61,000 in the same period of the 2014 fiscal year discontinued operations, net of tax, primarily consists of the costs of winding down certain foreign subsidiaries where we no longer conduct operations. Going forward we expect results from discontinued operations, net of tax, will not be significant.

Net Loss

For the reasons described above, we reported a net loss of $9.6 million and $9.4 million for the three months ended March 31, 2015 and 2014, respectively and of $32.7 million and $23.9 million for the nine months ended March 31, 2015 and 2014, respectively.

Working Capital and Capital Resources

As of March 31, 2015, our working capital was approximately $82.8 million, representing a decrease of approximately $26.7 million or approximately 24%, from June 30, 2014. The decrease in our working capital was primarily the result of a $38.3 million decrease in our cash equivalents and short-term investment balances offset by a $12.9 million decrease in the current fee share obligation.

The following table presents our cash flows for the nine months ended March 31, 2015 and 2014 (in thousands):

	Nine months ending March 31,
	2015	2014

Cash used in operating activities	$(49,826)	$(4,372)
Cash provided by (used) by investing activities	29,970	(44,788)
Cash provided by (used) by financing activities	(86)	12,439

Net decrease in cash and cash equivalents	$(19,942)	$(36,721)

Cash Used In Operating Activities

Cash used in operating activities during the nine months ended March 31, 2015 was $49.8 million compared to cash used in operating activities of $4.4 million during the same period of the 2014 fiscal year. The $45.4 million change in cash used in operating activities was primarily attributable to the following:

•	In the nine months ended March 31, 2015, the Company paid Ericsson $20.0 million pursuant to the Second Amendment of the MSA. There was no comparable transaction in the same period of the 2014 fiscal year.

•	In July 2013 a restriction on a $17.3 million cash collateral account for a letter of credit relating to a lease on the Company’s former headquarters was removed and the cash collateral was returned to the Company compared to the release of restricted cash of $0.6 million during the nine month ended March 31, 2015 related to the release of letters of credit for former facilities.

•	The Company reported a $32.6 million net loss for the nine months ended March 31, 2015 compared to $23.9 million net loss in the same period of the 2014 fiscal year.

Cash Provided by Investing Activities

Cash provided by investing activities during the nine months ended March 31, 2015 was $30.0 million compared to cash used in investing activities of $44.8 million during the same period of the 2014 fiscal year. The $74.8 million change in cash provided by investing activities was primarily attributable to following:

•	The Company did not purchase any investments during the nine months ended March 31, 2015 compared to purchases of $71.8 million of investments in the same period of the 2014 fiscal year.

•	During the nine months ended March 31, 2015, the Company received proceeds of $30.0 million from the maturity of investments compared to $27.1 million in the same period of the 2014 fiscal year.

Cash Flows used in Financing Activities

Cash used in financing activities during the nine months ended March 31, 2015 was $86,000 compared to cash provided by financing activities of $12.4 million during the same period of the 2014 fiscal year. The change in cash used in financing activities of $12.5 million was primarily attributable to the receipt of $12.5 million of proceeds from a rights offering during the nine months ended March 31, 2014 with no comparable transaction in the current fiscal year.

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

Long-Term Debt Obligations and Commitments

As of March 31, 2015, our principal long-term debt obligation consisted of 12 7/8 % Senior Secured Notes (“Notes”) in the principal amount of $25 million which will mature in June 2018. The Notes have an effective interest rate of 17.2%. From the date of issuance of the Notes until June 2015, we are required to make interest only quarterly in-kind payments via issuance of additional Notes. Beginning in the third year after the date of issuance, the Company has the option to make quarterly cash interest only payments at a nominal rate of 12.5% per annum.

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

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. Contingency fees we have are based on successful outcomes in litigation measured in various ways, such as, for example, a percentage of proceeds net of Ericsson’s fee share. Some of the agreements contain dollar limits on the total contingency fee that may be earned. The Company is responsible for all costs incurred by the legal firms, which generally will be paid as incurred.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chairman of the Board as Principal Executive Officer and our interim Chief Financial Officer, as Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on the above evaluation, our Chairman of the Board and our Interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

In August 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking, among other things, a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM (the “Defendants”) and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”), which was withdrawn in October 2012. The Federal District Court in Delaware lifted the stay in January 2013 and a single claim Markman, or claim construction, hearing was held in November 2013. In February 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. Based on the results of the claim construction order, the parties stipulated to judgment of non-infringement and the Company has appealed to the Federal Circuit regarding the claim construction order issued by the District Court. The Company expects the appellate process to take approximately fifteen months.

Unwired Planet LLC v. Apple Inc. (“Apple”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. Five of these patents were dismissed without prejudice to simplify the case. In August 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A Markman hearing was held in August 2014 and a claim construction order was issued in November 2014. Based upon the claim construction order, the parties stipulated to noninfringement on one patent. A hearing on motions for summary judgement and other pre-trial motions was held in April 2015. The parties are awaiting the results of the hearing and the underlying motions. Trial for this matter has been scheduled for June 2015.

Unwired Planet LLC v. Google, Inc. (“Google”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. Google filed an application in August 2013 for Inter Partes reexamination with the USPTO relating to three patents and sought and obtained a partial stay on those patents. In July 2014, the Company voluntarily dismissed infringement claims on three of ten patents (one of which was stayed pending reexamination). A Markman hearing on five patents was held in August 2014 and the Company received a claim construction order in December of 2014. Unwired Planet and Google stipulated to noninfringement on four of the patents based on the Markman results. Unwired Planet intends to seek appeal of the Markman order. The remaining two patents that were stayed have been invalidated by the Patent Trial and Appeal Board (PTAB). The Company is appealing the invalidations to the Court of Appeals for the Federal Circuit.

Unwired Planet LLC v. Square Inc. (“Square”)

In October 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies. A Markman hearing was held on September 22, 2014 and a claim construction order was issued in October of 2014. Discovery is ongoing. Square has applied for Inter Partes reexamination on the three patents in the suit. The USPTO has now instituted portions of the request. Unwired Planet and Square have agreed to a stay of the litigation pending the USPTO proceedings. If the Company is successful at the USPTO, trial for this matter could take place in the second half of 2016.

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

The defendants in the UK lawsuit have filed defenses and counterclaims against the Company alleging that the original transaction under the MSA is void and alleging that the Company engaged in anticompetitive business practices that did not adhere to fair, reasonable and non-discriminatory (FRAND) standards. Samsung further alleges that even if the MSA is valid, that it has a valid license to certain patents because of its agreement with Ericsson. These defenses and counterclaims will be adjudicated separately from the underlying infringement claims, and the trial is scheduled for October 2016. Additionally, Ericsson has filed an application to “strike out”, which is similar to a motion for summary judgment, many of the defendants’ counterclaims regarding competition. A hearing on Ericsson’s application to “strike out” has been scheduled in July 2015. The defendants in the German lawsuit have filed similar defenses and counterclaims in Germany. The claims by the defendants in the German lawsuit are currently expected to be adjudicated in the same proceedings as the underlying patent infringement cases. HTC has filed an appeal with the German Supreme Court seeking to overturn a decision by the trial court not requiring Unwired Planet to post a bond as security for costs in the event HTC is ultimately successful on the merits. See Item 1A Risk Factors herein as well as the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Subsequent to a March 2015 case management conference for the UK lawsuit, the Court ordered the defendants to make a licensing offer if they wished to be considered “willing licensees”.

Unwired Planet, Inc. vs. Microsoft

In July 2014, the Company filed suit in the U.S. District Court of Delaware alleging Microsoft breached a patent license agreement the two companies entered into in September 2011. The Company is seeking a declaratory judgment and damages for breach of contract. The Company and Microsoft have agreed to an Early Neutral Case Evaluation process and expect to receive a decision by a Magistrate in May of 2015, which would be followed by an ADR conference with the Court and the parties. If the ADR process is unsuccessful, summary judgment motions would be filed with the Court in the fall of 2015.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

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

Date: May 7, 2015

Unwired Planet, Inc.

/s/ Philip A. Vachon
Philip A. Vachon
Chairman of the Board
(Principal Executive Officer)

/s/ Dean Witter III
Dean Witter III
Interim Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Unwired Planet, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on January 21, 2015 and incorporated herein by reference).

4.1	Tax Benefits Preservation Agreement, dated as of January 20, 2015, between Unwired Planet, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on January 21, 2015 and incorporated herein by reference).

10.1	Employment Offer Letter between the Company and Boris Teksler dated April 2, 2015

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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