Form 10-K
period 2015-06-30
UNWIRED PLANET, INC.
filed 2015-09-14
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $109,927,511 as of December 31, 2014 based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including persons who own more than 5% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 112,391,923 shares of the registrant’s common stock issued and outstanding as of September 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2015 Annual Meeting of Stockholders- Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events, and our results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, recognition of revenue related to licensing activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs and the other risks discussed under the subheading “Risk Factors” in Item 1A. The occurrence of the events described above or in “Item 1A. Risk Factors” below could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in this section and in the “Risk Factors” below and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.     Business

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UP”, “our”, “we”, “us”, or the “Company”) is an intellectual property licensing company with approximately 2,500 mobile technology patents and patent applications. The patents cover a wide range of technologies associated with mobile communications. The Company pursues licensing in three key markets: Mobile Cloud & Services, Infrastructure related to wireless networks and Mobile Devices.

Unless the context otherwise requires:

•	the terms “we”, “us” and “our” are references to Unwired Planet, Inc. and/or its subsidiaries.

All period references are to our fiscal years which begin July 1 and end June 30.

Unwired Planet was incorporated in 1994 as a Delaware corporation, and we completed our initial public offering in June 1999. Our principal executive offices are located at 170 South Virginia Street, Suite 201, Reno, Nevada, 89501. Our telephone number is (775) 980-2345. We file periodic reports and other documents with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We make available, free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website www.unwiredplanet.com is not incorporated by reference to this document and you should not rely on information on our website in connection with making an investment decision.

History of Our Business

Originally founded in 1994 as Libris, Inc., Unwired Planet is widely regarded as a pioneer of the mobile Internet. The Company invented many of the fundamental technologies that allowed mobile devices to connect to the Internet in meaningful ways. For example, Unwired Planet was instrumental in developing the Wireless Application Protocol (WAP), which was the first widely-used standard that allowed mobile devices such as cellular phones to connect to the Internet.

Unwired Planet was founded with the vision of bringing the “Internet-in-your-pocket” to the world, and was the first to put an Internet browser into a phone, signing a deal with AT&T in 1996.

In 1997, we began to advocate a worldwide standard for mobile Internet access and joined with some of the leading global handset manufacturers to found the WAP Forum. The purpose of the WAP Forum was to develop a standard worldwide wireless Internet technology so that content providers could use existing content when creating mobile services. The WAP Forum was a resounding success and by 1999 over 150 wireless companies had integrated the WAP standard into their products, covering approximately 95% of the world market for cellular handsets. By 2001 the WAP Forum had grown to more than 500 members.

In 1999, we changed our name to Phone.com to reflect the company’s emphasis on providing Internet to wireless devices through its browser software and developer tools. These products included Up.Mail (which delivered e-mail to wireless telephones), Up.Organizer (a personal information management application), Up.Web (which allowed subscribers to manage and configure the other programs from their PCs), Up.Browser (a wireless phone browser), and Up.Smart (a PDA software application for wireless phones), among others. By August 1999, 31 network operators across the globe had licensed Phone.com’s software. Phone.com flourished, providing its access software to companies around the globe.

In 2000, Phone.com merged with Software.com in a $6.4 billion merger to form Openwave Systems Inc. The expanded company continued to grow and innovate. By mid-2001, approximately 97 percent of Internet-ready mobile phones in the United States and approximately 75 percent of those overseas used an Openwave browser. By July 2001 Openwave had increased in size to approximately 2,200 employees worldwide by July 2001, and recognized revenue of over $465 million for fiscal year 2001.

Through its innovation and technological leadership, Openwave grew its portfolio to approximately 350 patents. Many of these patents disclose and protect the foundational aspects of today’s most widely-used mobile technologies, such as mobile Internet, location-based services, and e-commerce applications.

Holding these patents did not protect Openwave from competition. Emergence of a new generation of smartphones in the mid 2000’s, manufactured by companies that did not purchase licenses from Openwave, caused a decline in the Company’s revenue. As revenue and market share fell, we were forced to lay off employees. With competition having forced Openwave out of the market it created, in April 2012 Openwave sold its product businesses. We changed the Company’s name back to Unwired Planet Inc., and retained the many foundational patents in our portfolio, which represent almost two decades of investment. This allowed the Company to focus its efforts on licensing its patent portfolio to the companies that we believe continue to infringe our patents with the products that we believe caused the decline in our business.

Our Strategy

Unwired Planet conducts an intellectual property licensing business drawing upon our worldwide portfolio of approximately 2,500 patent assets. We generate revenue by licensing our patents to various licensees. Unwired Planet adopted a strategy that is focused on building sustainable licensing revenues for our legacy intellectual property assets alongside the patent assets acquired from Telefonaktiebolaget LM Ericsson, and one its subsidiaries (collectively, “Ericsson”).

In 2013, we entered an agreement with Ericsson in which we acquired a portfolio of over 2,000 patents that includes standard essential patents (“SEPs”) for 2G, 3G and LTE systems. We filed a number of the agreements that we entered into with Ericsson as exhibits to the Company’s public filings with the SEC. You should read those agreements carefully in their entirety. Our descriptions of those agreements in this Annual Report are qualified in their entirety by reference to those agreements.

Our thesis for purchasing the Ericsson patents was to bring additional value to our licensees by combining our legacy patent portfolio with Ericsson’s SEP-centric portfolio. As a result, our licensing campaign going forward spans three strategic technology areas:

•	Cellular Enabled Devices, which principally includes smartphones, tablets and hybrid phone-tablet devices commonly known as “phablets.”

•	Cloud Computing

•	Location Based Services

Licensing revenues are comprised of fixed license fees (payable in one or more installments) and/or ongoing royalties based upon products sold by licensees. At times potential licensees resist taking a license (either because they do not believe our infringement allegations or they believe the patents that are the subject of our discussions are invalid or because the parties can not agree on a fair and equitable value for the license rights) and in those cases we may elect to enforce our rights through litigation. To that end, the Company has launched a number of patent infringement actions with the majority of our active cases now being in England and Germany.

Our Intellectual Property Focus

Unwired Planet developed many of the foundational patented technologies that allow mobile devices to connect to the Internet. Over the years, we have amassed through the efforts of our own R&D, a large patent portfolio, much of which is considered fundamental to mobile communications. In the late 1990’s we joined with Ericsson in the development of the Wireless Application Protocol (“WAP”) for the nascent mobile industry. Our acquisition of the Ericsson patents in 2013 renewed that relationship.

Unwired Planet’s founding team was among the first to consider and solve the technical and practical problems of accessing useful data on mobile devices, such as the Internet, user data and access to a variety of personal and enterprise applications, solutions for which are reflected in our earliest patents. Developing and deploying these groundbreaking solutions reflected the Company’s long record of creativity and innovation in mobile communcations. Inventors at Unwired Planet focused on many forms of data and improved ways in which this data could be transferred, accessed, secured and used, both from the perspective of a mobile device and from the perspective of networks and servers communicating with mobile devices.

Ericsson also has invested extensively in R&D to pioneer mobile communication. The patented inventions in our portfolio that were developed originally by Ericsson include SEPs for 2G, 3G and LTE devices, as well as implementation patents critical to mobile communication. The combined portfolio we have of Ericsson and Unwired Planet, Inc. patents covers a broad span of the full mobile communication spectrum.

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

The Intellectual Property Business

First and foremost we are a licensing company. We seek to obtain reasonable royalties for use of our patented ideas, and our ability to close licensing transactions is generally dependent upon:

•	Showing that the customer’s products infringe the claims in our patents;

•	Resolving disputes as to claim construction—the correct meaning of the claims in our patents;

•	Establishing a reasonable royalty rate for using our patents; and

•	Defeating arguments that our patents are not valid or are not enforceable.

Selling patent licenses requires coordinated negotiation, engineering and enforcement efforts. Sales of patent licenses frequently require long sales cycles and begin with bilateral negotiations. A key negotiation point in patent license negotiation is what price, if any, is reasonable royalty to pay for the license. With SEPs, the patent holder is entitled to charge a “Fair, Reasonable And Non-Discriminatory,” or “FRAND,” license. The impediment to most negotiations is a divergent view as to what is, in fact, a FRAND royalty rate.

Increasingly license targets do not voluntarily enter into license agreements; rather, they elect to continue to utilize our patented technologies without paying a licensee fee as they dispute the bases on which we assert that they infringe. As a result, we have developed a strategy to protect our patent portfolio and to derive reasonable compensation from licensees for their use of our valuable inventions. For instance, initially we seek to use an alternative dispute resolution (“ADR”) forum, such as mediation or arbitration, so that both parties can ascertain how a neutral party views the parties’ respective arguments. Sometimes, the license target declines to participate in ADR. If and when those efforts fail, we decide whether to proceed to enforce our patents through litigation, which increases complexity, costs and the time required to sell a license. Due to the long and highly variable length of time and amount of costs (mainly consisting of costs of litigation attorneys’ fees) associated with intellectual property licensing and enforcement, revenue recognition and profitability can be extremely volatile and episodic.

In addition to the specific issues that arise in any business negotiation, other trends have affected our licensing business. In July 2014, the U.S. Supreme Court issued a ruling in the case captioned Alice Corporation Pty. Ltd. v. CLS Bank International, a case involving software that implemented certain business methods relating to complex financial transactions. The Court ruled that certain types of software implementations of business methods constitute abstract ideas that are not patentable. While we believe our patents are distinguishable from the types of patents reviewed in the Alice case, courts have been reviewing software-related patents with greater skepticism than they did previously, and invalidating many such software patents.

We have commenced patent infringement litigation against a number of large companies, including Apple, Google, Huawei, LG and Samsung. Our cases against Apple and Google in the U.S. so far have been unsuccessful, and are pending appellate review. Our cases against Google, Huawei, LG and Samsung in England and Germany are scheduled for a series of trials commencing in October 2015, and continuing through the fall of 2016.

Intellectual property licensing requires other parties to be reasonable and willing to agree upon a fair royalty arrangement. In fact, many of these parties have teams in place precisely for the purpose of delaying or avoiding such a royalty discussion. Our customers’ willingness and ability to pay reasonable royalties is, in part, affected by the number of patents infringed by its products, the concentration of the holders of those patents, the customers cost of licensing those patents, and the profitability of the infringing product.

Our Patent Portfolio

As of June 30, 2015, we owned 2,268 issued patents and 235 patent applications. A patent is a government-issued right for the patent owner to exclude others from using, making, having made, selling, offering for sale or importing products that infringe the claims in the patent. Patent “claims” are detailed technical description of the specific elements of the invention. In general, a patent is issued on a new or novel idea, chemical structure, design, or business method. Generally speaking, for a patent to be valid:

•	the claims must cover patentable subject matter;

•	the claims must be valid in that they were not obvious at the time of invention to one skilled in the art;

•	the claims must be valid in that they were not anticipated in prior art;

•	the patent must not have been obtained through inequitable conduct before the patent office; and

•	the patent must be enforceable in the context of patent law as well as other legal frameworks, such as anti-trust laws.

The following charts highlight elements of our patent portfolio as of June 30, 2015.

Distribution of Granted and Pending Patent Applications by Geographical Area

Distribution of Granted and Pending Patent Applications by Utility

Distribution of Granted Patents and Pending Patent Applications by Year

Although the rules are extremely technical, in general, United States and European patents expire twenty years from their filing date.

Competition

We believe that the principal competition for our patent licensing efforts may come from our prospective licensees, some of whom are evaluating and developing products based on technologies that they contend or may contend do not infringe our patents.

In addition, though other patent holders seeking licenses are not direct competitors, their actions can adversely affect us. For example, they compete with us for the time, resources and attention of the potential licensees, thereby potentially slowing progress in our technical discussions and negotiations. In addition, some licensing parties are inexperienced, undercapitalized, impatient or subject to adverse business pressures. As a result, they may enter into license arrangements that undervalue their own patents. These suboptimal agreements could be used by our licensee targets as comparable arrangements in to attempt to drive values down.

Employees

As of June  30, 2015, we had 16 employees.

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

Our ability to be successful in the future will depend on our continued efforts and success in licensing existing patents, including maintaining and prosecuting our patents properly. While we expect for the foreseeable future to have sufficient liquidity and capital resources to maintain the level of maintenance necessary, various factors may require us to have greater liquidity and capital resources than we currently expect. If we are unable to successfully license our existing patents, our ability to generate revenues could be substantially impaired and our business and financial condition likely would be materially harmed.

We have a revenue sharing arrangement with Ericsson; certain contractual obligations with Ericsson related to our licensing strategy may result in a longer period of time before revenue may be realized by us and may lead to smaller up-front payments.

Under the terms of our acquisition of certain patents and patent applications from Ericsson pursuant to a Master Sale Agreement (the “MSA”), dated as of January 10, 2013, between Unwired Planet Inc. and certain of our subsidiaries, including our wholly-owned subsidiary, UP LLC, UP will pay Ericsson the following portion of UP LLC’s cumulative gross revenue on a quarterly basis in accordance with the provisions of the MSA (the “Gross Revenue Payments”): (i) 20% of the amount of Cumulative Gross Revenue, until the Cumulative Gross Revenue equals $100 million; plus

(ii) 50% of the amount of Cumulative Gross Revenue in excess of $100 million, until the Cumulative Gross Revenue equals $500 million; plus (iii) 70% of the amount of Cumulative Gross Revenue in excess of $500 million. Revenue sharing may be adjusted in Ericsson’s favor as described below. This revenue sharing may be adjusted depending on the terms of specific licensing arrangements. As a result, we will not realize the benefit of all of the revenue we generate, and we will lose an increasing percentage of our revenue if we are successful.

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

In connection with the Ericsson transaction, UP LLC has entered into a security interest agreement in favor of Ericsson pursuant to which UP LLC granted Ericsson a lien on all of UP LLC’s assets. In addition, the members of UP LLC, which are subsidiaries of Unwired Planet, have agreed to guarantee the obligations of UP LLC under the MSA and have pledged all of their assets, including the equity interests of UP LLC, to Ericsson to secure such obligations. A default under the applicable security agreements will occur upon the occurrence of a Trigger Event.

Our alternative fee structures with litigation counsel could limit our net proceeds derived from any successful patent enforcement actions.

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time and payment of a contingency fee upon a settlement or collection of a judgment. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment. Some of the agreements contain dollar limits on the total contingency fee that may be earned. We are responsible for the current payment of out of pocket expenses incurred in connection with the patent enforcement matters.

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

The recent changes in our management may continue to adversely impact our operating results.

In mid-2015, our board of directors hired a new Chief Executive Officer, who also serves as our President and principal executive officer, and two of our executive officers resigned as full-time employees of the Company. In addition, our principal financial and accounting officer is a consultant serving as interim Chief Financial Officer. It may take some time to rebuild and develop our new executive management team, and for the team to acclimate and produce consistent results

Our exposure to governmental processes and regulations, new legislation, as well as rulings in our pending and future patent infringement cases and in other cases, and actions by the United States Patent and Trademark Office, could adversely affect our ability to execute on our patent strategy and licensing initiatives and our results of operations.

The substantial majority of our asset value consists of intangible property rights embodied in patents and other intellectual property, which are largely dependent upon U.S. and foreign laws and enforcement procedures. More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO. Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

Further, patent law is a constantly evolving body of law, and changes can affect our rights and our ability to execute on our strategy and our financial results. These changes may come from court decisions, patent office procedures and decisions, legislative changes and/or executive orders in the United States as well as similar changes in the many foreign countries where we hold patents. For instance, in July 2014, the U.S. Supreme Court in Alice Corporation Pty. Ltd. v. CLS Bank International, ruled that certain types of software implementations of business methods constitute abstract ideas that are not patentable. While we believe our patents are distinguishable from the types of patents reviewed in the Alice case, courts have been reviewing software-related patents with greater skepticism than they did previously, and invalidating many such software patents. An adverse ruling in any of our pending patent cases based upon the ruling in Alice could have a material negative effect on the value of our patent assets.

We may spend a significant amount of resources to enforce existing and any newly acquired patents. If new legislation, regulations or rules are implemented that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our strategy and would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to license or assert the Company’s patent or other intellectual property rights.

It is difficult to predict the outcome of patent enforcement litigation at the trial level and the amount of time it may take to complete an enforcement action. Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents. There is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. In addition, federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer. As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents. Although we intend to diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “AIA”) was signed into law. The AIA includes a number of significant changes to the United States patent law. These changes include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. As the regulations and procedures to govern administration of the AIA, especially the contested cases provisions (Inter-Partes Review (“IPR”) and Post-Grant Review (“PGR”) were only recently fully effective, it is not clear what, if any, impact the AIA will have on the operation of the Company’s business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the enforcement of our patents, which could have a material adverse effect on the Company’s business and financial condition.

It is impossible to determine the extent of the impact of any new statutes or regulations or initiatives that are currently proposed or may be proposed in the future in the United States or elsewhere, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which the Company conducts its business and negatively impact the Company’s business, prospects, financial condition and results of operations.

Focusing only on a business model on realizing the value of our intellectual property may not result in anticipated benefits.

Until recently, we were primarily a software company delivering mediation and messaging solutions to communication service providers. We sold the last of our products businesses as of April 30, 2012 and are focusing our efforts on realizing the value of our intellectual property portfolio. Since focusing our Company exclusively on intellectual property, we have completed one significant patent licensing transaction and one sale transaction both in April 2014. We have a limited operating history and a limited track record with respect to our intellectual property and business strategy, which could make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected. Further, if our current intellectual property and business strategy does not result in anticipated benefits, we may re-evaluate and refocus our strategy, which may include focusing on different strategic initiatives than our current business.

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

Recent efforts to realize the value of our patents in the United States have been unsuccessful, which may hamper our revenue and royalties in the future.

We have been unsuccessful in recent months with respect to certain litigation matters. For example, in May 2015, our case against Apple, Inc. for patent infringement was dismissed. The U.S. District Court for the Northern District of California granted Apple’s motion for summary judgment of non-infringement on three of four of our patents. We have decided to dismiss the remaining direct patent infringement claim at this time. We have appealed the trial court’s summary judgment ruling and claims construction order to the U.S. Court of Appeals for the Federal Circuit , and expect that appeal to be heard some time next year. We were similarly unsuccessful in our case with Google, which was pending in the U.S. District Court in the District of Nevada. Unsuccessful litigation will adversely affect our ability to realize the full value of the particular patents at issue, which in turn could negatively impact our business, results of operations, and cash flow.

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

In connection with patent enforcement actions that we are currently conducting and that we may conduct, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

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

Patents have a limited lifespan. If we do not develop or acquire new technologies, patents, or businesses, our ability to generate revenues could be substantially impaired.

The United States and foreign patent systems afford a limited lifespan of protection for each patent. In the United States, a patent is entitled to 20 years of protection from the date of filing the application. Our existing portfolio will begin to expire towards the end of 2015, with a material quantity of patents in our portfolio expiring over time beginning in 2016 through 2025. If we are unable to obtain new patents or operating businesses with a longer lifespan, our ability to generate revenues could be substantially impaired following these dates of expiration.

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

From time to time, we may require additional capital to execute on our growth plan. New equity capital could be dilutive to stockholders’ voting rights and their economic ownership of us. Additional outstanding shares of our common stock may result in lower earnings per share. We may issue preferred stock that has preferences over our common stock, requires periodic dividend or interest payments in cash or other securities, has superior voting rights to those of our common stock, and may be entitled to elect directors or vote on other matters submitted to our stockholders or other privileges.

We may assume or incur indebtedness. If we default on our indebtedness, we may be forced into bankruptcy in which case our stockholders are likely to lose their entire investment in our common stock. Indebtedness could have other important consequences to us, including the following:

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

As of June 30, 2015, we had net operating loss, or NOL, carry-forwards for U.S. federal and state income tax purposes of approximately $1.69 billion and $290.0 million, respectively. In order to preserve our substantial tax assets associated with NOLs and built-in-losses under Section 382 of the Internal Revenue Code, we adopted a Tax Benefits Preservation Agreement (“Rights Agreement”). Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. The Rights Agreement is intended to impose certain ownership limitations to prevent the purchase of our common stock in amounts that could jeopardize our ability to utilize our NOLs. While we entered into the Rights Agreement in order to preserve our NOLs, the Rights Agreement could inhibit acquisitions of significant stake in us and may prevent a change in our control. As a result, the Rights Agreement may have an “anti-takeover” effect. Similarly, the limits on the amount of common stock that a stockholder may own may make it more difficult for stockholders to replace current management or members of the board of directors. Although we have taken steps intended to preserve our ability to utilize our NOLs, including the adoption of the Rights Agreement, such efforts may not be successful.

This and other limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than they would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. For example, if and when we seek to apply our NOL carry-forwards to reduce our tax liability, we will have the burden of proof with respect to the losses we incurred —in some cases up to 20 years ago. We may not meet our burden of proof if these records are difficult to locate or otherwise are unavailable, which could diminish the value of the available NOL carry-forwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed. See Note 12 of the Notes to the Consolidated Financial Statements for more details.

We have a history of losses and we may not be able to achieve or maintain consistent profitability.

With the exception of our 2006, and 2014 fiscal years, we have incurred annual losses from continuing operations since our inception. As of June 30, 2015, we had an accumulated deficit of approximately $3.2 billion. We expect to continue to spend significant amounts to execute our intellectual property initiatives, which may not generate significant revenue in future periods. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies with business strategies similar to ours.

We previously concluded that a material weakness in our internal control over financial reporting existed , and although the material weakness has been remediated, additional material weaknesses may be identified in the future.

Our management previously concluded that, as of June 30, 2013, a material weakness in internal control over financial reporting existed as a result of not having adequate personnel with sufficient experience in financial reporting. During the Company’s fiscal year ended June 30, 2014, through enhanced review of financial reporting resources, training of personnel, and hiring of new personnel with experience in financial reporting, we believe adequately remediated this material weakness. However, even with these remedial measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.

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

The success of our intellectual property licensing business may depend upon our ability to retain the best legal counsel to pursue patent infringement litigation. As our patent enforcement actions increase, it may become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have conflicts of interest that would prevent them from representing us.

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

Our agreement with Ericsson is being challenged as void on anti-competitive grounds in Germany and UK. If these challenges are successful, it would have a material adverse effect on our business and our ability to enforce our patents.

The UK and German defendants in our European enforcement actions have alleged, in two separate proceedings in Germany and the UK, that the original transaction between Ericsson and Unwired Planet under the MSA is void as anticompetitive because (i) royalty stacking occurs (i.e. LTE users now owe a royalty to Ericsson and a second royalty to Unwired Planet), and (ii) provisions of the MSA constitute price fixing and/or a restraint on trade. If these challenges prove successful, it could result in our loss of ownership of approximately 90% of our patent assets and materially impair our future licensing prospects, along with spurring additional claims against our Company, each of which would have a material adverse effect on our business.

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

If we fail to comply with the continued listing requirements of the Nasdaq Global Select Market, our common stock may be delisted, and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Global Select Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among other things, Listing Rule 5450(a)(1) (the “Listing Rule”), which requires listed companies to maintain a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. In March 2015, we received a notice from Nasdaq that we do not comply with the Listing Rule. That notice granted the Company 180 days to comply with the Listing Rule.

Our common stock continues to trade below the $1.00 minimum closing bid price and on or about September 2, 2015, the Company received a notice that Nasdaq has determined to remove the Company’s common stock from listing and registration as of September 11, 2015. The Company plans to appeal the Nasdaq staff’s determination to a Hearings Panel, which will delay the suspension of the Company’s common stock pending the panel’s decision. If we fail to successfully appeal the Nasdaq staff’s determination, Nasdaq would delist our stock, in which case we would list our stock on the over-the-counter exchange. If our stock is listed on the over-the-counter exchange it may become more thinly traded, making it more difficult for stockholders to sell large blocks of shares and our share price may experience greater volatility. As an over-the-counter listed company we may also find it more difficult to attract analyst coverage, which may result in a lower trading multiple for the stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through financing sources on terms acceptable to us, or at all, and result in the potential loss of confidence by investors, increased employee turnover, and fewer business development opportunities.

We expect to implement a reverse stock split to regain compliance with Nasdaq’s minimum bid price rule, which may adversely affect our market capitalization and the market for our stock.

We expect to implement a reverse stock split to regain compliance with Nasdaq’s minimum bid price rule, but we will be unable to implement the reverse stock split until it is approved by our shareholders at our next Annual Meeting of Stockholders, which is scheduled for December 4, 2015. A reverse stock split may adversely affect our market capitalization. There can be no assurance that the market price per new share of our common stock after the reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. A reverse stock split would also reduce the number of outstanding shares of our common stock, which may lead to reduced trading and a smaller number of market makers for our common stock. In addition, our low stock price may have resulted in less short selling of our shares than would have occurred were our stock price higher. Following the reverse stock split, to the extent our per-share trading price is higher, short selling of our stock could increase. This may increase the volatility of our stock price.

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

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance. As a result, our compliance programs have increased and will continue to increase general and administrative expenses and have diverted and will continue to divert management’s time and attention from revenue-generating activities. Further, in July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which includes various provisions requiring the SEC to adopt new rules and regulations with respect to enhanced investor protection, corporate governance and executive compensation. We expect the Dodd-Frank Act and the rules and regulations promulgated thereunder to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of June 30, 2015, we have three operating leases, two in the United States and one in Dublin, Ireland. The US leases are our corporate headquarters in Reno, Nevada, where we lease approximately 3,800 square feet, and a month to month office lease in Palo Alto, California, where we lease a small suite of offices for our Chief Executive and his assistant. The facility in Ireland is for our current international headquarters.

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

Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

In August 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking, among other things, a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM (the “Defendants”) and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”), which the Company withdrew in October 2012. The Federal District Court in Delaware lifted the stay in January 2013, and a claims construction, or “Markman,” hearing on one claim was held in November 2013. In February 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. Based on the results of the claim construction order, the parties stipulated to judgment of non-infringement and the Company has appealed to the Federal Circuit regarding the claim construction order issued by the District Court. The oral argument of the appeal has not yet been calendared.

Unwired Planet LLC v. Apple Inc. (“Apple”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. Five of these patents were dismissed without prejudice to simplify the case. In August 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A Markman hearing was held in August 2014 and a claim construction order was issued in November 2014. Based upon the claim construction order, the parties stipulated to non-infringement on one patent. A hearing on motions for summary judgment and other pre-trial motions was held in April 2015. On May 26, 2015, the Court granted summary judgment of non-infringement on three of the remaining four patents in the case, and partial summary judgment of non-infringement on the fourth patent in the case. Unwired Planet and Apple stipulated to dismiss the remaining elements of infringement related to the fourth patent. The Company has appealed the summary judgment ruling and Markman order to the Federal Circuit.

Unwired Planet LLC v. Google, Inc. (“Google”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. Google filed an application in August 2013 for inter partes reexamination with the USPTO relating to three patents and sought and obtained a partial stay on those patents. In July 2014, the Company voluntarily dismissed infringement claims on three of ten patents (one of which was stayed pending reexamination). A Markman hearing on five patents was held in August 2014 and the Court issued a Markman order in December of 2014. Unwired Planet and Google stipulated to non- infringement on four of the patents based on the Markman results. Unwired Planet has appealed the Markman order to the Federal Circuit. The remaining two patents that were stayed have been invalidated by the Patent Trial and Appeal Board (PTAB). The Company is also appealing the invalidations to the Court of Appeals for the Federal Circuit.

Unwired Planet LLC v. Square Inc. (“Square”)

In October 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies, and seeking unspecified monetary damages. A Markman hearing was held on September 22, 2014 and a claim construction order was issued in October of 2014. Discovery is ongoing. Square petitioned for inter partes reexamination on the three patents in the suit. The USPTO has now instituted portions of the Square petition. Unwired Planet and Square have agreed to a stay of the litigation pending the USPTO proceedings. If the Company is successful at the USPTO, trial of this matter could take place in the second half of 2016. Oral arguments for the USPTO proceedings took place in August 2015.

Unwired Planet International Ltd v. Samsung, Google, Huawei, et.al (collectively “EU Defendants”)

In March 2014, the Company filed parallel patent infringement actions in the United Kingdom (“UK”) and Germany, alleging that the named defendants infringe six patents originally granted by the European Patent Office and now effective in both the UK and Germany, and seeking unspecified monetary damages. Four of the patents at issue in both cases were acquired by the Company from Ericsson pursuant to the MSA; one patent lists Openwave Systems as the assignee and the last patent lists Unwired Planet as the assignee. The UK lawsuit charged Samsung, Google, and Huawei with infringing all six UK patents related to technologies fundamental to wireless communications found in mobile devices and network equipment, including the use of LTE telecommunication standards and push notification technology underpinning the Android ecosystem. The German lawsuit charged Samsung, Google, Huawei, LG, and HTC with infringing the six German equivalents. Due to the number of defendants and the number of patents, both the UK and German courts have scheduled several trial dates rather than litigating all of the patents against all of the defendants in one trial.

The first German trial took place in June 2015. Following the hearing, The court dismissed the action against Huawei only with respect to one patent (EP (DE) 2,229,744), and A second trial will commence in Germany in November 2015 at which time three patents will tried against LG, Samsung and Huawei (EP (DE) 2,119,286, 2,385,514, and 1,230,818).

The first patent infringement case in the UK will commence in October 2015. The trial will address all of the UK defendants’ infringement of Patent No. EP (UK) 2,229,744. The remaining patents asserted in the UK will be tried in November 2015 (EP(UK) 2,119,287 and 2,485,514), and in February (EP (UK) 1,230,818), April (EP (UK) 1,105,991) and June (EP (UK) 0,989,712) of 2016. In the UK, the prevailing party is generally able to recover a majority of its costs incurred in litigating its case.

The defendants in both the German and UK actions have filed defenses and counterclaims against the Company in both courts alleging that the original transaction under the Ericsson MSA violates EU competition law and is void. Further, the defendants allege that the Company engaged in anticompetitive business practices that did not adhere to fair, reasonable and non-discriminatory (FRAND) standards. Samsung further alleges that even if the MSA is valid, it has a license to certain patents because of its existing license agreement with Ericsson. The claims by the defendants in the German lawsuit are currently expected to be adjudicated in the same proceedings as the underlying patent infringement cases. In the UK, these defenses and counterclaims will be adjudicated separately from the underlying infringement claims, in a trial scheduled for October 2016.

HTC has filed an appeal with the German Supreme Court seeking to overturn a decision by the trial court, which has been affirmed by the regional appellate court, that Unwired Planet is not required to post a bond as security for costs in the event HTC is ultimately successful on the merits.

For a further discussion of the UK and German litigation, and the possible effects on the Company’s results, see the risk factors described in Item 1A. Risk Factors above.

Unwired Planet, Inc. vs. Microsoft

In July 2014, the Company filed suit in the U.S. District Court of Delaware alleging Microsoft breached a patent license agreement the two companies entered into in September 2011. The Company is seeking a declaratory judgment and damages for breach of contract. The parties have stipulated to simplify the case and reduce some of the issues, and discovery is now underway with respect to the issues remaining in the case. Summary judgment motions are due to be filed with the Court in the fall of 2015. A mediation of the dispute has been scheduled for January 2016.

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

Originally, three licensees of the Company sought indemnification from the Company under their respective license agreements. All of these matters have been resolved and there are no threatened, pending, or outstanding indemnification claims that the Company is aware of at this time. Accordingly, nothing has been accrued for indemnifications as of June 30, 2015.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol “UPIP.” The following table sets forth the reported high and low intraday sales prices for our common stock for the fiscal periods indicated.

	High	Low
Fiscal year ended June 30, 2015:
First quarter	$2.29	$1.83
Second quarter	$1.90	$0.80
Third quarter	$1.08	$0.55
Fourth quarter	$0.83	$0.54
Fiscal year ended June 30, 2014:
First quarter	$2.19	$1.65
Second quarter	$1.98	$1.26
Third quarter	$2.29	$1.28
Fourth quarter	$2.44	$1.95

As of August 26, 2015 there were 234 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these record holders.

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

The following graph compares the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, and the S&P Telecommunication Services Index. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite Index and the S&P Telecommunication Services Index on June 30, 2010, and calculates the return quarterly through June 30, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The following table sets forth selected Consolidated Statements of Operations and Consolidated Balance Sheet data, revised to reflect discontinued operations, for the 2015, 2014, 2013, 2012, and 2011, fiscal years (in thousands, except per share data):

	Fiscal Year ended June 30,
	2015	2014	2013	2012	2011
Selected Consolidated Statements of Operations Data:
Net revenues	$4,505	$36,396	$121	$15,050	$4,019
Operating expenses	42,100	32,992	39,612	24,020	11,356
Operating income (loss) from continuing operations	(37,595)	3,404	(39,491)	(8,970)	(7,337)
Income (loss) from continuing operations after income taxes	(41,751)	453	(39,679)	(8,150)	(8,105)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(8)	(20)	(7,784)	(27,577)	(17,379)
Gain (loss) on sale of discontinued operations	—	—	(150)	50,294	(9,764)
Total income (loss) from discontinued operations	(8)	(20)	(7,934)	22,717	(27,143)

Net income (loss)	$(41,759)	$433	$(47,613)	$14,567	$(35,248)

Basic earnings (loss) per share
Continuing operations	$(0.37)	$0.00	$(0.44)	$(0.09)	$(0.10)
Discontinued operations	$0.00	$0.00	$(0.09)	$0.26	$(0.32)
Net income (loss) per share	$(0.37)	$0.00	$(0.53)	$0.17	$(0.42)
Shares used in computing basic earnings (loss) per share	111,978	107,982	90,843	86,354	84,577
Shares used in computing diluted earnings (loss) per share	111,978	108,694	90,843	86,354	84,577

	As of June 30,
	2015	2014	2013	2012	2011
Selected Consolidated Balance Sheets Data:
Cash and cash equivalents	$73,755	$93,877	$47,613	$39,709	$47,266
Investments (1)	$11,713	$51,813	$10,793	$53,283	$49,577
Total assets	$88,884	$150,441	$78,238	$97,493	$147,817
Fee share obligation (3)	$500	$20,032	$—	$—	$—
Deferred revenue (2)	$29,567	$33,571	$—	$—	$38,458
Notes payable	$29,874	$25,693	$22,096	$—	$—
Stockholders’ equity	$23,504	$63,071	$43,927	$68,629	$42,945

(1)	includes short and long-term investments
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

Overview

Our business has been transformed over the past four years. In the 2012 fiscal year we entered into our first substantive licensing agreement with Microsoft and went through the process of exiting our non-intellectual property businesses. In the 2013 fiscal year we relocated the Company to Reno, Nevada, commenced litigation against Apple and Google, completed the acquisition of 2,150 patents from a subsidiary of Ericsson, and raised $37.5 million of an eventual $50.0 million total capital raise. The remaining $12.5 million was secured in the 2014 fiscal year through a rights offering to our existing stockholders. In the 2013 fiscal year we commenced litigation against Apple and Google. In the 2014 fiscal year we also commenced litigation against Square, Samsung, Huawei, HTC, Google, and LG, and we consummated patent licensing and sale transactions for $100.0 million in gross proceeds with Lenovo. Our strategy includes direct licensing, litigation when necessary, sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. Our objective is to generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure, or hardware, and/or develop mobile communications products. We intend to achieve this objective by offering royalty-bearing licenses to our intellectual property, in particular our SEPs, on a FRAND basis. Counter-parties do not necessarily agree with our view on what constitutes a FRAND license, which is what prolongs negotiations and can lead to litigation. In addition, we believe that certain factors have made implementing our direct licensing strategy more challenging, including considerable uncertainty for intellectual property rights largely created by conflicting and evolving patent case law, such as the U.S. Supreme Court’s Alice decision in the United States, which has resulted in divergent opinions regarding appropriate royalties created uncertainty as to the enforceability of our patents.

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

We have $1.69 billion of net operating loss carryforwards that will represent significant stockholder value only if we generate up to $1.69 billion of taxable income before those assets expire. See “Risk Factors”. These NOL carryforwards begin to expire in 2017.

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

Critical Accounting Policies and Judgments

We believe that there are several accounting policies that are critical to understanding our business and prospects for our future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management judgment and estimates. These significant accounting policies are:

•	Revenue recognition including revenue from multiple-element arrangements

•	Accounting for the acquisition of the Ericsson patents as an executory contract

•	Stock-based Compensation

•	Allocation of proceeds from patent sale and license transactions

•	Allocation of Proceeds from Debt and Equity transactions

•	Classification of continuing and discontinued operations

These policies and our procedures related to these policies are described in detail below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

Revenue Recognition

Since our transformation into an intellectual property company, we have entered into a small number of heavily negotiated agreements. These transactions, among other things, often have multiple elements, require payments over time and are exchanged for rights that are not accompanied by physical delivery. Accordingly, revenue recognition is important to understanding our business. We recognize revenue when all the following criteria are met (1) written agreements have been executed; (2) delivery of intellectual property rights has occurred or been made available; (3) prices are fixed or determinable; and (4) collectability is reasonably assured. As many agreements include multiple deliverables, we account for those agreements in accordance with ASC 605-25 “Revenue Recognition, Multiple-Element Arrangements”. This guidance requires consideration to be allocated to each element of an agreement, which often includes consideration for past and expected future patent royalty obligations. After consideration of the particular facts and circumstances, the appropriate recording of revenue between periods requires use of significant management judgment.

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

Payments with Refund Provisions: These are payments typically made by a seller of products that utilize the Company’s patented inventions, which require a refund of some or all of the payment made to the Company if specified agreements are entered into between the Company and specified third parties. The Company recognizes revenue when contingencies related to a refund event are resolved.

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

Because of the restrictions on UP LLC and the rights and obligations of Ericsson after the transaction, the Company, for accounting purposes, has concluded that its arrangement with Ericsson is executory in nature and accordingly has not given current recognition to it. Specifically, the Company has not recognized an asset value for the patents received and has not recorded revenue from the license issued to Ericsson. Revenues earned from licensing the combined patent portfolio will be recognized when the criteria for recognition have been met. Any fee share calculated as a percentage of gross revenue due pursuant to our agreement with Ericsson as amended, and payable to Ericsson will be recorded as a reduction in gross revenue for the period benefited. See Note 3 of the Notes to the Consolidated Financial Statements for more details.

Allocation of Proceeds from Patent Licensing and Sale Transactions with Lenovo

The Lenovo Agreements were considered a multiple element revenue arrangement. Contractually stated amounts were considered, but were not determinative of amounts allocated to each element for accounting purposes. The patent licensing and sale transactions pursuant to the Lenovo Agreements were accounted for using fair value measurement. Because these Transactions were entered into together, they were accounted for using relative fair value. The combined proceeds from the Patent License Agreement and the Patent Sale Agreement were allocated to Patent License, Patent Sale and Past Patent Infringement elements of the combined Transaction. Various factors were considered in determining the fair value of these elements. These factors include (1) estimated units from past infringement, (2) estimated future units to be sold by Lenovo, (3) the term of the license, (4) estimated market value for licensing fee per unit, (5) estimated market value for patents sold and (6) the remaining useful life of patents sold. See Note 4 of the Notes to the Consolidated Financial Statements for a further description of the Lenovo transaction.

To determine the allocation of the proceeds to the multiple elements of the Lenovo transaction, we determined the best estimate of selling price for each of the elements in the transaction. That determination considered, in part, the report of a third party valuation firm we engaged to estimate the fair value of each element in the transaction in accordance with ASC 820. Management then allocated the $100 million of gross proceeds to each element of the Lenovo transaction in the same relative proportion as its estimated selling price.

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

Allocation of Proceeds from Debt and Equity Transactions with Indaba

Our June 2013 financing including the Senior Secured Notes (“Notes”), the issuance of the Company’s common stock in a registered direct offering with Indaba (the “Registered Direct Offering”) and the backstop purchase commitment and backstop fee were accounted for using fair value measurement. Fair value measurement requires that assets and liabilities be measured and recorded at their fair value; the amount that represents the price that would be received to sell the asset or paid to transfer the liability. Because these Transactions were entered into together, they were accounted for using relative fair value. The proceeds from the Notes and Registered Direct Offering were allocated to the Notes, Registered Direct Offering and the backstop purchase commitment and backstop fee based on their relative fair value.

Various factors were considered in determining the fair value of these transactions. These factors include (1) closing price per share on the date the transactions closed; (2) cash interest payments on the Notes; (3) payment-in-kind payments on the Notes; (4) principal prepayment of the Notes; (5) the Notes maturity date; (6) the Notes debt covenants; (7) discount rates; (8) market interest rates; (9) Company projections; (10) comparable issues and spread analysis; (11) capital asset pricing model scenarios; (12) and backstop purchase commitment scenarios.

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

Summary of Operating Results for the 2015, 2014 and 2013 fiscal years

Net Revenues

Our revenues are derived from licensing and selling our intellectual property.

We recognized $4.5 million in net revenue during the 2015 fiscal year compared to $36.4 million in the 2014 fiscal year. Net revenue in the 2015 fiscal year consisted of the recognition of license revenue from amounts previously recorded as deferred revenue under the Lenovo Agreement of $6.3 million less the fee share under the Ericsson MSA of $1.3 million and $0.5 million from a transaction in the fourth quarter as described below.

During the fourth quarter of the 2015 fiscal year, the Company entered into a settlement agreement with a third party relating to certain claims of patent infringement. Under the terms of this settlement agreement, the Company received $1.0 million, which was recorded as deferred revenue and is subject to refund if certain events occur. Revenue under this settlement agreement will not be recognized until the events, which may result in refunds are resolved.

As referred to above, in April 2014, we closed two transactions with Lenovo: a patent sale and a patent license transactions for total proceeds of $100.0 million. For accounting purposes revenue from the Lenovo Transaction consisted of three elements: patent sales, past patent infringement license royalties, and term based license royalties. The relative fair value allocated to the sale element of this transaction was recognized as revenue in the 2014 fiscal year. Similarly, the relative fair value allocated to the past infringement royalty license element was recognized as revenue in the 2014 fiscal year. The term based license is for five years with an automatic renewal for two years if the royalties credited under the license agreement did not exceed the non-refundable and non-recoverable advance payment. The fair value amount allocated to the license element of this transaction is being recognized ratably over the estimated term of the License Agreement. See Note 4 of the Notes to the Consolidated Financial Statements for a further description of the Lenovo transaction.

As part of this transaction, Unwired Planet purchased 19 patents from Ericsson for $10.0 million that were included in the patents sold to Lenovo and were accounted for on a net basis. In addition to the $10.0 million for the patents purchased, Ericsson received $20.0 million for their share of the proceeds under the revenue sharing agreement. (See Note 3 of the Notes to the Consolidated Financial Statements for a further description of the fee share agreement.)

Our patent revenues for the periods presented have been from two licensees, Mobixell Networks, Inc. (“Mobixell Networks”) and Lenovo. See revenues realized by licensee for each fiscal year in the following table:

	% of Total Revenue Fiscal Year Ended June 30,
	2015	2014	2013
Mobixell Networks	—	—	100%
Lenovo	100%	100%	—

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

Operating Expenses

The following table represents operating expenses for the 2015, 2014 and 2013 fiscal years, respectively (in thousands):

	Fiscal Year ended June 30,
	2015	Percent Increase (Decrease)	2014	Percent Increase (Decrease)	2013
Sales and marketing expense	$—	N/A	$—	-100%	$109
Patent licensing expense	31,069	35%	23,008	41%	16,281
General and administrative	11,029	11%	9,975	-53%	21,451
Restructuring and other costs	2	-78%	9	-99%	1,771

Total operating expenses	$42,100	28%	$32,992	-17%	$39,612

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

During the 2015 fiscal year, patent licensing expenses increased by 35% or $8.1 million, compared with the prior fiscal year. This increase is primarily attributable to increased litigation costs as well as patent prosecution and maintenance costs. During the 2015 fiscal year we incurred $3.7 million higher legal expenses associated with patent infringement actions in the UK and Germany filed in March 2014 and $3.0 million in FRAND proceedings expense associated with the UK litigation. In addition, we incurred $1.3 million higher prosecution and maintenance expenses primarily related to post-grant proceedings. Patent licensing expenses will remain our largest expense category and is subject to the willingness of potential licensees to enter into licensing agreements. We anticipate a reduction in our patent licensing expenses in the 2016 fiscal year as our patent litigation moves to later stages.

During the 2014 fiscal year, patent licensing expenses increased by 41% or $6.7 million compared with the 2013 fiscal year. This increase is primarily due to increased litigation costs as well as patent prosecution and maintenance costs. The patent infringement actions in the UK and Germany filed in March 2014 added $3.4 million in legal expenses in the 2014 fiscal year, and the new litigation filed in Nevada in October, 2013, added $0.6 million in expenses compared with the 2013 fiscal year. Patent prosecution and maintenance costs increased approximately $3.5 million associated with holding the acquired Ericsson portfolio for a full year versus a partial year in 2013. These higher expenses were partially offset by (1) $0.5 million lower patent transfer expenses associated with Ericsson portfolio and (2) $0.3 million lower litigation expenses associated with previously existing litigations in the 2014 fiscal year.

In the 2013 fiscal year, our litigation expense included legal fees supporting the ITC and Delaware District Court cases filed in August 2011, as well as the patent infringement cases against each of Apple and Google filed in the U.S. District Court for the District of Nevada in September 2012. The Company withdrew the ITC investigation in October 2012. We also incurred $0.9 million in patent maintenance costs in the 2013 fiscal year associated with the acquired Ericsson patents.

General and Administrative Expenses

General and administrative expenses consist primarily of (1) salary and benefit expenses and travel expenses for employees, including our Chief Executive, and Chief Financial Officer and (2) facility costs for our finance, legal, and information services functions. General and administrative expenses also include outside accounting and legal fees, public company costs, and expenses associated with the board of directors.

During the 2015 fiscal year, general and administrative costs increased 11% or $1.1 million, compared to the prior fiscal year. The increase is primarily attributable to the following: $1.9 million of expense related to the evaluation of several strategic options including evaluation of a potential acquisition candidate and plans to raise additional capital, a $1.0 million bonus paid to the Company’s Chairman pursuant to the terms of his bonus agreement in relation to the amendment to the Ericsson MSA, and $0.4 million of expense related to a severance agreement entered into with the Company’s former President and Chief Financial & Administrative Officer.

General and administrative expense in the 2014 fiscal year included $2.5 million in consulting financial advisory services related to the Lenovo patent licensing transaction.

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

Restructuring and Other Costs

Restructuring and other costs consisting primarily of accretion were negligible in both the 2015 and 2014 fiscal years. Restructuring and other costs decreased 99% or $1.8 million in fiscal year 2014 compared with the 2013 fiscal year. The majority of our restructuring activities were completed in the second quarter of the 2013 fiscal year.

Interest Income

Interest income totaled $72,000, $0.1 million, and $0.2 million for the 2015, 2014, and 2013, fiscal years, respectively. The decrease in interest income over the last three years is primarily attributed to overall lower interest rates on our investments in short-term government securities and exchange traded money market funds and lower cash and investment balances.

Interest Expense

Interest expense totaled $4.3 million, $3.7 million, and $34,000 for the 2015, 2014, and 2013 fiscal years, respectively. Interest expense for all periods is attributable to interest on our Notes which were issued on June 28, 2013 and mature on June 28, 2018. Interest expense on the Notes consists of in-kind payments and amortization of a discount on the Notes and deferred issue costs. We expect interest expense to increase in the 2016 fiscal year due to the compounding nature of in-kind payments and our expected election to continue to pay interest in-kind.

Other Income (Expense), net

Other income (expense), net totaled $0.3 million, $0.6 million, and ($0.3) million, for the 2015, 2014, and 2013 fiscal years, respectively.

During the 2015 and 2014 fiscal years, other income was primary attributable to a decrease in the fair value of liability classified consultant stock compensation issued in conjunction with the closing of the Ericsson transaction in February 2013. The first tranche of the consultant stock of 500,000 shares expired in August 2014 and the second tranche of 700,000 shares expired in February 2015.

In the 2013 fiscal year we had $0.8 million in income related to a decrease in the fair value of liability classified consultant stock compensation, which was offset by a realized loss on the sale of the Auction Rate Security in the amount of $1.1 million and by incremental changes in currency exchange rates.

Income Taxes

Income taxes totaled $0.2 million, nil, and $42,000 for the 2015, 2014, and 2013 fiscal years, respectively. Income tax in the 2015 fiscal year was attributable to cost plus contracts with certain of the Company’s European subsidiaries.

In light of our history of operating losses, we have recorded a valuation allowance for all of our net deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized.

As of June 30, 2015, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.69 billion and $290.0 million, respectively.

Discontinued Operations

Loss from discontinued operations, net of tax totaled $8,000, $20,000 and $7.8 million for the 2015, 2014, and 2013 fiscal years, respectively. We do not expect the results of discontinued operations net of tax to be material on a going forward basis.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2015, 2014 and 2013, respectively (in thousands):

	As of June 30,
	2015	2014	2013
Working Capital	$75,389	$109,463	$65,694

Cash and investments:
Cash and cash equivalents	$73,755	$93,877	$47,613
Short-Term investments	11,713	40,068	10,793
Long-term investments	—	11,745	—

Total cash and investments	$85,468	$145,690	$58,406

	Fiscal Year ended June 30,
	2015	2014	2013
Cash provided by (used in) operating activities	$(59,973)	$74,276	$(69,944)
Cash provided by (used in) investing activities	$39,970	$(41,302)	$39,865
Cash provided by (used in) financing activities	$(119)	$13,290	$37,983

Net increase (decrease) in cash and cash equivalents	$(20,122)	$46,264	$7,904

In the recent past, we have obtained a significant amount of our cash and investments through public offerings of our common stock, including a common stock rights offering in September 2013, which raised $12.5 million in proceeds. On June 28, 2013, the Company raised capital from the issuance of Notes in the amount of $25.0 million and entered into a Securities Purchase Agreement for the issuance of the Registered Direct Offering in the amount of $12.5 million. See Note 8, Borrowings, and Note 10, Stockholders’ Equity, of the Notes to the Consolidated Financial Statements for a further discussion on the financing agreements.

In April 2014, we closed a patent sale and license agreement with Lenovo and received $100.0 million of gross proceeds and paid Ericsson $10.0 million for 19 patents that were in turn sold to Lenovo.

In February 2013, in connection with the closing of the Ericsson patent purchase agreement, the Company terminated its credit facility with Silicon Valley Bank but maintained certain letters of credit under the credit facility to the extent that such letters are fully cash collateralized. The amount collateralized was reflected as restricted cash on the Company’s June 30, 2013 balance sheet for approximately $17.8 million. Approximately $17.0 million of this relates to the lease on the Company’s prior headquarters which ended in April 2013. Per the lease agreement, the letter of credit associated with this lease expired as of June 30, 2013 and the related restricted cash was released in early July 2013.

While we believe that our current working capital and anticipated cash flows from operations, and the proceeds from our financing activities will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may endeavor to raise additional capital through the sale of additional equity or debt securities, or sell some assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of our common stock and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us.

On September 2, 2015, the Nasdaq staff has notified the Company that it will be delisted from the Nasdaq Global Select Market on September 11, 2015 unless the Company either appeals the staff’s determination, or applies to transfer to the Nasdaq Capital Market by September 9, 2015. The Company plans to appeal the staff’s determination. While the Company works through the Nasdaq appeals hearing process, our stock will continue to trade on the Nasdaq market. In addition, our Board of Directors has approved a measure for consideration at the Company’s Annual Meeting of Stockholders to be held on December 4, 2015, that would approve a 20:1 reverse split of the Company’s stock in order to satisfy the Nasdaq listing requirements. However, our failure to satisfy those listing requirements may make it difficult or impossible to raise additional financing.

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

Working Capital and Cash Flows

As of June 30, 2015, our working capital decreased by $34.0 million to $75.4 million compared to our working capital on June 30, 2014 of $109.5 million. The decrease in our working capital was primarily the result of a $48.5 million decrease in our cash equivalents and short-term investment balance offset by a $12.9 million decrease in the current fee share obligation.

Our working capital increased $43.8 million, or 67%, at the end of the 2014 fiscal year compared with the same period in 2013. The increase was primarily attributable to the net proceeds from the Lenovo transaction of $90.0 million ($100.0 million in gross proceeds less the $10.0 million paid in April 2014 to Ericsson for the 19 patents included in the sale of the patents to Lenovo) and the proceeds from the Rights Offering of $12.5 million, partially offset by $33.0 million used in operations, $12.9 million increase in fee share obligation and $5.0 million increase in deferred revenue.

Cash and cash equivalents increased by $46.3 million as of June 30, 2014 as compared to the prior fiscal year. This was driven primarily by proceeds from the Lenovo transaction as well as the release of $17.0 million of restricted cash related to the Company’s prior headquarters and $12.5 million raised in the Rights offering, which was offset by purchases of investments.

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities totaled ($60.0) million, $74.3 million, and ($69.9) million, for the 2015, 2014, and 2013 fiscal years, respectively.

In the 2015 fiscal year, net cash used in operating activities totaled approximately $60.0 million, which consisted of a $41.8 million net loss, and payment of $19.5 million in fee share due to Ericsson. Other significant non-cash items included $3.8 million of in-kind interest payments and $2.1 million of stock-based compensation, which was offset by a $4.5 million reduction in deferred revenue.

During the 2014 fiscal year we completed the Lenovo transaction which provided net proceeds of $90.0 million for the 2014 fiscal year. Additionally, we received $17.0 million of restricted cash related to expired letters of credit for the Company’s prior headquarters, which was treated as operating activity as the letters of credit supported operating leases. Partially offsetting these amounts was $33.0 million used in supporting operations.

In the 2013 fiscal year we used $17.8 million of cash as collateral for letters of credit for several facility operating leases. Approximately $17.0 million of the above amount related to cash collateralized for a letter of credit relating to a lease on the Company’s prior headquarters which ended in April 2013. Per the lease agreement, the letter of credit expired as of June 30, 2013 and the related restricted cash was released in early July 2013. The remaining cash used for operating activities in the 2013 fiscal year totaled $52.1 million. In the 2013 fiscal year, we recorded a net loss of $47.6 million. Additionally, in the 2013 fiscal year, we reduced our restructuring liability by $13.1 million. Additionally, we recognized $8.1 million in non-cash adjustments which included depreciation, amortization of intangibles, and stock-based compensation.

Cash Provided by (Used in) Investing Activities

Cash flows provided by (used in) investing activities during the 2015, 2014, and 2012 fiscal years totaled $40 million, ($41.3) million, and $39.9 million, respectively.

Cash provided by investing activities in the 2015 fiscal year was primarily due to proceeds from maturities of investments totaling $40.0 million

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

Cash Provided by Financing Activities

Cash flows provided by (used in) financing activities during the 2015, 2014, and 2013 fiscal years totaled ($0.1) million, $13.3 million, and $38.0 million, respectively.

During the 2015 fiscal year cash used in financing activities was $0.1 million and was comprised of $0.2 million used for the purchase of treasury stock and partially offset by $0.1 million of proceeds from the exercise of stock options.

During the 2014 fiscal year, net cash provided by financing activities was driven by the rights offering proceeds of $12.5 million and $2.6 million received from the exercise of stock options, less payments of debt and equity issuance costs of $1.5 million and purchases of treasury stock for $0.3 million to pay taxes related to net vesting of some of our management’s restricted share units.

Net cash provided by financing activities during the 2013 fiscal year was primarily from the net proceeds from issuing the Notes in the amount of $22.1 million and net proceeds from the issue of a Registered Direct Offering in the amount of $14.8 million. Please see Note 10 of the Notes to the Consolidated Financial Statements for further discussion on the financing transaction. Other sources of cash from financing activities included the exercise of stock options in the amount of $1.7 million, which were partially offset by the purchase of treasury stock in the amount of $0.6 million.

Long-Term Debt Obligations.

As of June 30, 2015, and June 30, 2014, our principal long-term debt obligation consisted of Notes. On June 28, 2013, the Company entered into a note purchase agreement for the sale of our Notes in the amount of $25.0 million with Indaba. From the date of issuance of the Notes up to and inclusive of March 31, 2015, the Notes bore interest at 12.875%, paid quarterly as payment-in-kind. Beginning in June 2015, the Company has an option every quarter to pay interest on the Notes in cash with an interest rate of 12.5% or as in-kind payments at a higher interest rate of 12.875%.

Beginning in June 2015, the Company has the option to redeem some or all of the Notes using net cash proceeds from the sale, lease, conveyance, transfer or other disposition of its patents at a redemption price equal to 110% of principal and accrued and unpaid interest. In addition, Company may redeem some or all of the Notes at any time on or after June 28, 2015 at a redemption price initially equal to 110% of principal and declining over time plus accrued and unpaid interest.

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

In the event of certain change of control transactions, which include the sale of patents that generate net proceeds to the Company equal to or greater than $150 million during the term of the Notes, each holder of the Notes may require the Company to purchase some or all of its Notes at a purchase price equal to 110% of the aggregate principal amount thereof if such redemption date occurs between the issue date and June 28, 2015, and declining thereafter, in each case, plus accrued and unpaid interest to the date of purchase.

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

Contractual Obligations

Our contractual obligations as of June 30, 2015 are presented in the table below (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes	$47,178	$—	$47,178	$—	$—
Operating Lease Obligations	249	182	57	10	—
Fee Share Obligation	500	500	—	—	—

Total Contractual Obligations	$47,927	$682	$47,235	$10	$—

The table above presents estimated in-kind interest payments for the long term debt obligation on our Notes and repayment of principal at the maturity of the Notes. The Company paid interest as payment-in-kind through June 30, 2015.

Operating Lease Obligations

As of June 30, 2015, we have three operating leases, two in the United States and one in Dublin, Ireland. The US leases are our corporate headquarters in Reno, Nevada, and a month to month office lease in Palo Alto, California. The facility in Ireland is for our current international headquarters.

Fee Share Obligations

The Company is obligated to pay Ericsson a portion of gross revenue (fee share) on a quarterly basis in accordance with the provision of the MSA with Ericsson. As of June 30, 2015, the Company is obligated to pay Ericsson $0.5 million, which it anticipates will be paid in the first quarter of the 2016 fiscal year. See Note 3 of the Notes to the Consolidated Financial Statements for a further description of the fee share agreement.

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

Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This pronouncement requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures, if applicable. ASU 2014-15 is effective for the Company beginning June 30, 2017, however, early application is permitted. The Company adopted ASU 2014-15 as of December 31, 2014. The adoption of ASU No 2014-15 did not have a material impact on the Company’s consolidated financial statements or its disclosures.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August of 2015 the Financial Accounting Standards Board (FASB) issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year. ASU 2015-14 changes the effective date for the Company from July 1, 2017 to July 1, 2018. Early adoption is permitted as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures. Additionally, the Company has not selected a transition method.

Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs: This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the Company on July 1, 2016. The standard is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have historically operated internationally and been exposed to potentially adverse movements in foreign currency rate changes. Although we disposed of our product businesses in April 2012, we have recently recommenced limited operations to support our European litigation in Germany through our Irish subsidiary. We do not currently enter into foreign exchange derivative instruments to hedge this risk.

We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that offsets the effects of movement in exchange rates. Net foreign exchange transaction gains (losses) included in Other income (expense), net in the accompanying consolidated statements of operations totaled, expense of $900, expense of $22,000, and income of $30,000, for the 2015, 2014 and 2013 fiscal years, respectfully. As of June 30, 2015 and June 30, 2014, we had no forward contracts.

Interest Rate Risk

Our primary market risks include fluctuations in interest rates. As of June 30, 2015, we had cash and cash equivalents, restricted cash, and short and long-term investments of $85.5 million, compared with $146.3 million as of June 30, 2014. Our exposure to market risks for changes in interest rates relates primarily to money market accounts, certificates of deposit, and government securities. We place our investments with high credit quality issuers that have a rating by Moody’s of A2 or higher and Standard & Poors of A or higher. Currently, $73.2 million of $73.8 million of our cash and cash equivalents balance are with a single financial institution. The Company is exposed to credit and liquidity risk in the event of default by the financial institution or the inability to trade its exchange traded money market funds for an amount equal to its financial reporting basis. The Company’s approach to managing its interest rate risk is to place its funds in a well established high quality financial institution.

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

The following is a table of our available-for-sale investments within short and long-term investments by expected maturity in the consolidated balance sheet at June 30, 2015 (in thousands):

	Expected maturity for the year ending June 30, 2016	Fair Value	Amortized Cost
		June 30, 2015 Total	June 30, 2015 Total
U.S. Govt. Obligations	$9,962	$9,962	$9,959
Certificates of Deposit	1,751	1,751	1,751

Total	$11,713	$11,713	$11,710

As of June 30, 2015, we had $25.0 million in principal amount of the Notes outstanding, with a carrying amount of $29.9 million. The Company has an option to pay interest on the long-term debt obligation after March 31, 2015 as cash at the interest rate of 12.5% or as payment-in-kind at a higher interest rate of 12.875%. Our Notes are not exposed to changes in interest rates as they comprise a fixed rate debt.

Interest rate risk is the risk that we incur economic losses due to adverse changes in the interest rates. A rising interest rate environment could have an adverse impact on our ability to incur additional debt and could negatively impact our operations.

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with related notes and the reports of our respective independent registered public accounting firms Grant Thornton LLP and KPMG LLP, are set forth in the index to financial statements at the conclusion of this Annual Report

Quarterly Results of Operations

The following table (in thousands, except per share amounts) sets forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2015. All quarters have been revised as necessary to reflect discontinued operations. See Note 5 to the consolidated financial statements for further detail. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended June 30, 2015				Fiscal Year Ended June 30, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues	$751	$1,251	$1,252	$1,251	$36,396	$—	$—	$—
Operating costs and expenses	8,157	10,010	11,275	12,656	11,379	7,924	7,102	6,587
Operating income (loss) from continuing operations	$(7,406)	$(8,759)	$(10,023)	$(11,405)	$25,017	$(7,924)	$(7,102)	$(6,587)

Income (loss) from continuing operations after taxes	$(9,040)	$(9,564)	$(11,038)	$(12,106)	$24,423	$(9,373)	$(7,525)	$(7,073)
Income (loss) from discontinued operations	7	(83)	80	(12)	(80)	(58)	232	(113)
Net income (loss)	$(9,033)	$(9,647)	$(10,958)	$(12,118)	$24,343	$(9,431)	$(7,293)	$(7,186)

Basic earnings (loss) per share from continuing operations per share	$(0.08)	$(0.09)	$(0.10)	$(0.11)	$0.22	$(0.09)	$(0.07)	$(0.07)
Basic earnings (loss) from discontinued operations per share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Basic earnings (loss) per share	$(0.08)	$(0.09)	$(0.10)	$(0.11)	$0.22	$(0.09)	$(0.07)	$(0.07)
Diluted earnings (loss) from continuing operations per share	$(0.08)	$(0.09)	$(0.10)	$(0.11)	$0.22	$(0.09)	$(0.07)	$(0.07)
Diluted earnings (loss) from discontinued operations per share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.08)	$(0.09)	$(0.10)	$(0.11)	$0.22	$(0.09)	$(0.07)	$(0.07)
Shares used in computing:
Basic earnings (loss) per share	112,243	112,109	111,901	111,724	111,212	109,738	109,141	102,144
Diluted earnings (loss) per share	112,243	112,109	111,901	111,724	112,512	109,738	109,141	102,144

For quarters previously reported, immaterial reclassifications have been made among operating costs related to continued operations and discontinued operations due to refinements in our allocation methodology following the sale of the products business.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in our Current Report on Form 8-K filed on October 1, 2013, on September 27, 2013, our Audit Committee dismissed KPMG LLP as our independent registered public accounting firm and appointed Grant Thornton LLP as our independent registered public accounting firm. There were no disagreements or reportable events in connection with the change in accountants requiring disclosure under Item  304(b) of Regulation S-K.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer as Principal Executive Officer, and our Interim Chief Financial Officer as Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the above evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2015, our internal control over financial reporting is effective based on these criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in its report which is included in the consolidated financial statements of this Annual Report, and incorporated by reference here.

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

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

Item 11.    Executive Compensation

The information required by Item 402 of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June  30, 2015 and is hereby incorporated by reference thereto.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

Item 14.    Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)  Financial Statements. The list of Consolidated Financial Statements and Reports of Grant Thornton LLP, independent registered public accounting firm filed as part of this Annual Report is set forth in the Index to Consolidated Financial Statements at page F-1, which is incorporated by reference here.

(2)  Exhibits. See the Exhibit Index which follows the signature page of this Annual Report, which is incorporated by reference hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNWIRED PLANET, INC.

By:	/S/ BORIS TEKSLER
Boris Teksler
Chief Executive Officer and President

Date: September 14, 2015

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Boris Teksler and Dean Witter III, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the SEC, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BORIS TEKSLER Boris Teksler	Chief Executive Officer, President and Director (Principal Executive Officer)	September 14, 2015

/S/ DEAN WITTER III Dean Witter III	Interim Chief Financial Officer (Principal Financial Officer)	September 14, 2015

/S/ RICHARD CHERNICOFF Richard Chernicoff	Director	September 14, 2015

/S/ DALLAS CLEMENT Dallas Clement	Director	September 14, 2015

/S/ GREGORY LANDIS Gregory Landis	Director	September 14, 2015

/S/ MARK JENSEN Mark Jensen	Director	September 14, 2015

/S/ PETER A. REED Peter A. Reed	Director	September 14, 2015

/S/ WILLIAM MARINO William Marino	Director	September 14, 2015

/S/ PHILIP A. VACHON Philip A. Vachon	Director	September 14, 2015

UNWIRED PLANET, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Unwired Planet, Inc.

We have audited the accompanying consolidated balance sheets of Unwired Planet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unwired Planet, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 14, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Phoenix, Arizona

September 14, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Unwired Planet, Inc.

We have audited the internal control over financial reporting of Unwired Planet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated September 14, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona

September 14, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unwired Planet, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2013 of Unwired Planet, Inc. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Unwired Planet and subsidiaries for the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

(Signed) KPMG LLP

Santa Clara, California

September 9, 2013

UNWIRED PLANET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$73,755	$93,877
Short-term investments	11,713	40,068
Restricted cash	27	378
Prepaid and other current assets	632	666

Total current assets	86,127	134,989
Property and equipment, net	110	187
Long-term investments	—	11,745
Initial direct license costs, net	1,595	2,061
Debt issuance costs and other assets, net	1,052	1,459

Total assets	$88,884	$150,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$678	$1,181
Fee share obligation	500	12,850
Deferred revenue	5,005	5,005
Accrued liabilities	970	1,577
Accrued legal expense	3,152	4,054
Accrued compensation	433	605
Accrued restructuring costs	—	254

Total current liabilities	10,738	25,526
Fee share obligation, net of current portion	—	7,182
Deferred revenue, net of current portion	24,562	28,566
Long-term note payable	29,874	25,693
Other long-term liabilities	206	403

Total liabilities	65,380	87,370

Commitments and Contingencies (See Note 9)

Stockholders’ equity
Preferred stock, $.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 112,479 and 112,115 issued; and 112,347 and 111,657 outstanding at June 30, 2015 and June 30, 2014, respectively	112	111
Treasury stock, 132 and 458 shares at June 30, 2015 and June 30, 2014, respectively	(93)	(884)
Additional paid-in-capital	3,244,946	3,243,756
Accumulated other comprehensive income	234	24
Accumulated deficit	(3,221,695)	(3,179,936)

Total stockholders’ equity	23,504	63,071

Total liabilities and stockholders’ equity	$88,884	$150,441

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net revenue	$4,505	$36,396	$121

Operating costs and expenses:
Sales and marketing expense	—	—	109
Patent licensing expenses	31,069	23,008	16,281
General and administrative	11,029	9,975	21,451
Restructuring and other related costs	2	9	1,771

Total operating costs and expenses	42,100	32,992	39,612

Operating income (loss) from continuing operations	(37,595)	3,404	(39,491)
Interest income	72	121	189
Interest expense	(4,332)	(3,697)	(34)
Other income (expense), net	268	625	(301)

Income (loss) from continuing operations	(41,587)	453	(39,637)

Income taxes	164	—	42

Income (loss) from continuing operations after income taxes	(41,751)	453	(39,679)

Discontinued operations:
Loss on sale of discontinued operations, net of tax	—	—	(150)
Loss from discontinued operations, net of tax	(8)	(20)	(7,784)

Loss from discontinued operations, net of tax	(8)	(20)	(7,934)

Net income (loss)	$(41,759)	$433	$(47,613)

Basic earnings (loss) per share from:
Continuing operations	$(0.37)	$—	$(0.44)
Discontinued operations	—	—	(0.09)

Net income (loss)	$(0.37)	$—	$(0.53)

Diluted earnings (loss) per share from:
Continuing operations	$(0.37)	$—	$(0.44)
Discontinued operations	—	—	(0.09)

Net income (loss)	$(0.37)	$—	$(0.53)

Weighted average shares outstanding
Basic	111,978	107,982	90,843
Diluted	111,978	108,694	90,843

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net income (loss)	$(41,759)	$433	$(47,613)
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	(21)	22	(2)
Reclassification adjustment for losses included in net income	—	—	800
Foreign currency translation adjustment	231	—	(12)

Other comprehensive income	210	22	786

Comprehensive income (loss)	$(41,549)	$455	$(46,827)

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years ended June 30, 2015, 2014 and 2013

(In thousands)

					Additional paid-in Capital	Accumulated other Comprehensive Income (loss)	Accumulated deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
BALANCE, June 30, 2012	89,595	$89	—	$—	$3,202,080	$(784)	$(3,132,756)	$68,629
Net loss	—	—	—	—	—	—	(47,613)	(47,613)
Issuance of common stock related to stock option exercises, restricted stock units and consultants	3,060	3	—	—	1,698	—	—	1,701
Issuance of common stock related to ESPP	6	—	—	—	6	—	—	6
Restricted stock grants, net	90	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(293)	(575)	—	—	—	(575)
Stock-based compensation	—	—	—	—	6,235	—	—	6,235
Issuance of common stock related to equity financing	7,530	8	—	—	15,524	—	—	15,532
Issuance costs related to equity financing	—	—	—	—	(774)	—	—	(774)
Total other comprehensive income	—	—	—	—	—	786	—	786

BALANCE, June 30, 2013	100,281	100	(293)	(575)	3,224,769	2	(3,180,369)	43,927
Net income	—	—	—	—	—	—	433	433
Issuance of common stock for rights offering	7,530	7	—	—	12,492	—	—	12,499
Issuance of common stock related to debt and equity financing	775	1	—	—	—	—	—	1
Issuance costs related to equity financing	—	—	—	—	(422)	—	—	(422)
Issuance of common stock related to stock option exercises and vesting of restricted stock units	2,529	2	—	—	2,566	—	—	2,568
Issuance of common stock for financial advisory services	1,000	1	—	—	2,129	—	—	2,130
Purchase of treasury stock	—	—	(165)	(309)	—	—	—	(309)
Stock-based compensation	—	—	—	—	2,222	—	—	2,222
Total other comprehensive income	—	—	—	—	—	22	—	22

BALANCE, June 30, 2014	112,115	111	(458)	(884)	3,243,756	24	(3,179,936)	63,071
Net loss	—	—	—	—	—	—	(41,759)	(41,759)
Issuance of common stock related to stock option exercises and vesting of restricted stock units	64	1	—	—	91	—	—	92
Retirement of treasury stock	(539)	—	539	1,001	(1,001)			—
Purchase of treasury stock	—	—	(213)	(210)	—	—	—	(210)
Stock-based compensation	839	—	—	—	2,100	—	—	2,100
Total other comprehensive income	—	—	—	—	—	210	—	210

BALANCE, June 30, 2015	112,479	$112	(132)	$(93)	$3,244,946	$234	$(3,221,695)	$23,504

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(41,759)	$433	$(47,613)
Gain (loss) on sale of discontinued operations	—	—	150
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sale of patents acquired for immediate resale	—	10,000	—
Depreciation and amortization	107	97	282
Stock-based compensation	2,100	2,222	6,235
Consultant stock-based compensation	—	2,130	1,540
Non-cash restructuring charges	2	15	451
Amortization of premiums/discounts on investments, net	79	151	753
Realized loss on sale of investments	—	81	1,094
Gain on change in fair value of consultant incentive award obligation	(316)	(588)	—
In kind interest payments on note payable	3,837	3,370	27
Amortization of debt discount and issuance costs	495	326	2
Acquisition of patents acquired for immediate resale	—	(10,000)	—
Changes in operating assets and liabilities:
Accounts receivable	—	88	(88)
Initial licensing costs	483	(2,417)	—
Prepaid assets, deposits, and other assets	37	410	3,540
Accounts payable	(502)	(1,136)	(2,995)
Fee share obligation	(19,532)	20,032	—
Accrued liabilities	(1,330)	(768)	(2,493)
Deferred revenue	(4,004)	33,571	—
Accrued restructuring costs	(256)	(614)	(13,070)
Restricted cash	586	16,873	(17,759)

Net cash provided by (used in) operating activities	(59,973)	74,276	(69,944)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(72)	(269)
Payments to vendors related to the sale of discontinued operation	—	—	(1,893)
Proceeds from sale of discontinued operations, net	—	—	600
Purchases of investments	—	(78,337)	(10,962)
Proceeds from sales and maturities of investments	40,000	37,107	52,389

Net cash provided by (used in) investing activities	39,970	(41,302)	39,865

Cash flows from financing activities:
Proceeds from note payable, net of discounts	—	—	22,066
Proceeds from registered direct issuance of common stock, net of offering costs	—	—	14,785
Proceeds from rights offering issuance of common stock	—	12,500	—
Proceeds from exercise of stock options	91	2,571	1,701
Payment of debt and equity issuance costs	—	(1,472)	—
Purchase of treasury stock	(210)	(309)	(575)
Employee stock purchase plan	—	—	6

Net cash provided by (used in) financing activities	(119)	13,290	37,983

Net increase (decrease) in cash and cash equivalents	(20,122)	46,264	7,904
Cash and cash equivalents at beginning of period	93,877	47,613	39,709

Cash and cash equivalents at end of period	$73,755	$93,877	$47,613

Cash paid for income taxes	$—	$—	$42
Cash paid for interest	$—	$—	$3
Non-cash financing activities
Retirement of treasury stock	$1,001	$—	$—
Unpaid debt and equity issuance costs	31	65	1,115
Obligation to financial consultant for issuance costs	—	175	925

	$1,032	$240	$2,040

Other non-cash items:
Common stock issued to satisfy liability for issuance costs	$—	$1,000	$—

See accompanying notes to consolidated financial statements.

UNWIRED PLANET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

1.    Organization

Unwired Planet, Inc. (referred to as “Unwired Planet”, “UPIP”, the “Company) is an intellectual property licensing company with a portfolio of worldwide mobile technology patents and patent applications. The Company’s patents cover a wide range of technology in the mobile ecosystem.

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

Cash, Cash Equivalents and Short- and Long-Term Investments

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist primarily of exchange traded money market funds. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured by the FDIC or SIPC.

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

Revenue Recognition

Since the Company’s transformation into an intellectual property company, it has entered into a number of heavily negotiated agreements. These transactions, among other things, often have multiple elements, require payments over time and are exchanged for rights that are not accompanied by physical delivery. Accordingly, revenue recognition is important to understanding our business. We recognize revenue when all the following criteria are met (1) written agreements have been executed; (2) delivery of intellectual property rights has occurred or been made available; (3) prices are fixed or determinable; and (4) collectability is reasonably assured. As many agreements include multiple deliverables, we account for those agreements in accordance with ASC 605-25 “Revenue Recognition, Multiple-Element Arrangements”. This guidance requires consideration to be allocated to each element of an agreement, which often includes consideration for past and expected future patent royalty obligations. After consideration of the particular facts and circumstances, the appropriate recording of revenue between periods requires use of significant management judgment.

Patent Licensing

The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements can be complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of our patents, patent licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, and settlement of intellectual property enforcement. We have elected to use a leased-based model for revenue recognition associated with term licenses, with revenue being recognized over the expected period of benefit to the licensee. We have and expect to receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

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

Prepaid Royalty Payments: These are up-front, non-refundable royalty payments that fulfill a licensee’s obligation to us under a patent license agreement for a specified time period, for sales in certain countries, or a combination thereof. We initially record these amounts as deferred revenue and recognize the related revenues related to prepaid royalty payments on a straight line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patents. Our licensees’ obligations to pay royalties typically extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its prepayment balance, they are required to make Current Royalty Payments.

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

Payments with Refund Provisions: These are payments typically made by a seller of products that utilize the Company’s patented inventions, which require a refund of some or all of the payment made to the Company if specified agreements are entered into between the Company and specified third parties. The Company recognizes revenue when a contingency related to a refund event is resolved.

Patent Sales

We recognize revenue from sales of our intellectual property when there is persuasive evidence of a sales arrangement, the sales price is fixed or determinable, delivery has occurred, and collectability is reasonably assured. These requirements are generally fulfilled upon closing of a patent sale transaction.

Initial License Costs

Incremental direct costs incurred related to origination of a licensing agreement resulting in deferral of revenue are capitalized. Only those costs directly related to a particular license agreement are eligible for capitalization, which are amortized over the estimated life of a patent license agreement. For the fiscal years ended June 30, 2015 and June 30, 2014, the Company amortized $0.5 million and $0.1 million of these costs, respectively. As of June 30, 2015 and June 30, 2014, $0.3 million and $0.4 million of incremental direct license costs, respectively, are included in Prepaid and other current assets and $1.6 million and $2.1 million of initial direct license costs, respectively, are included in Initial direct license costs, net on the accompanying Consolidated Balance Sheets.

Fee Share

In February 2013, the Company acquired a patent portfolio from a wholly owned subsidiary of Ericsson that consisted of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware and antennas and were purchased by the Company subject to existing encumbrances. The Company agreed to pay Ericsson consideration consisting of a nontransferable, limited license to the Company’s legacy patents and a percentage of future gross revenues generated by a combined patent portfolio that includes both the Ericsson Patents plus the Company’s legacy mobility patents (“fee share”). The fee share Ericsson will receive from the derived value of the patent portfolio is computed on a tiered basis. Specifically, Ericsson will receive 20% of the first $100 million of gross revenue, 50% of the next $400 million and 70% of any amounts above $500 million such gross revenue amounts determined on a cumulative basis. The fee share agreement has no termination date.

The fee share to Ericsson is recorded as a reduction in gross revenue for the periods benefited and is included in Net Revenue on the accompanying Consolidated Statements of Operations. See Note 3 for further discussion of the Ericsson transaction.

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

Current assets and current liabilities recorded in foreign subsidiaries are translated into USD at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments for subsidiaries are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. All transactional gains or losses on foreign currency transactions are recognized in other expense, net in the consolidated statements of operations.

Legal Expenses

We have entered into several agreements for legal services on a blended fee basis for our patent enforcement matters and are responsible for the current payment of out of pocket expenses incurred in connection with the patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. For the fiscal years ended June 30, 2015 and June 30, 2014, we recognized $7.4 million and $7.5 million in legal fees and $6.7 million and $3.8 million in out of pocket costs in the above agreements, respectively. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment and are expensed when they are contractually due and payable. Some of the agreements contain dollar limits on the total contingency fee that may be earned.

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

All of the Company’s net revenue in each of our 2015, 2014, and 2013 fiscal years were attributable to a single licensee in each fiscal year. We entered into a term based license with Lenovo and in the event Lenovo fails to meet its reporting or payment obligations in the future under its license agreements or if there is a future change in deployment of technologies in the mobile telecommunication marketplace, there could be a material adverse affect on our results of operations and financial position.

Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2015	2014	2013
Income (Loss) from continuing operations after income taxes	$(41,751)	$453	$(39,679)
Loss from discontinued operations, net of tax	(8)	(20)	(7,934)

Net income (loss)	$(41,759)	$433	$(47,613)

Weighted average shares:
Weighted average shares of common stock outstanding	111,993	108,032	90,978
Weighted average shares of restricted stock subject to repurchase	(15)	(50)	(135)

Weighted average shares used in computing basic earnings (loss) per share	111,978	107,982	90,843
Dilutive effect of stock options	—	442	—
Dilutive effect of restricted share units	—	263	—
Dilutive effect of restricted share awards	—	7	—

Weighted average shares used in computing dilutive earnings (loss) per share	111,978	108,694	90,843

Basic earnings (loss) per share from:
Income (loss) from continuing operations	$(0.37)	$—	$(0.44)
Income (loss) from discontinued operations	—	—	(0.09)

Net income (loss)	$(0.37)	$—	$(0.53)

Diluted earnings (loss) per share from:
Income (loss) from continuing operations	$(0.37)	$—	$(0.44)
Income (loss) from discontinued operations	—	—	(0.09)

Net income (loss)	$(0.37)	$—	$(0.53)

The following table sets forth potential shares of Company common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	As of June 30,
	2015 (2)	2014 (1)	2013 (2)
Potentially dilutive securities:
Restricted share awards	6	—	106
Non-vested shares	1,393	77	1,557
Options	2,277	2,352	5,855
Consultant stock award with market condition (3)	—	1,200	1,200
Contingent shares for commitment fee (4)	—	—	226
Contingent shares for non-employee compensation (5)	—	—	387

	3,676	3,629	9,331

(1)	For the 2014 fiscal year the number of options, restricted share units, and restricted share awards reflects those instruments that were excluded from the computation of dilutive shares outstanding because the assumed proceeds exceeded the average market value of the Company’s common stock during the year.

(2)	For the 2015 and 2013 fiscal years all options, restricted share units, and restricted share awards that were outstanding at the end of the fiscal year were considered anti-dilutive as the Company reported a loss from continuing operations.
(3)	Please see Note 10(e) of the Notes to the Consolidated Financial Statements.
(4)	Please see Note 10(j) of the Notes to the Consolidated Financial Statements.
(5)	In connection with the 2013 fiscal year financing transactions, the Company entered into an agreement with a consultant to provide corporate finance advisory services to the Company in connection with the Transaction. This consultant was to receive compensation in the aggregate amount of 2% of total gross proceeds from the Senior Secured Notes (the “Notes”), the issuance of the Company’s common stock in a registered direct offering with Indaba (the “Registered Direct Offering”) and the Rights Offering in cash, plus an additional fee of 2% of total gross proceeds from the Notes, the Registered Direct Offering and the Rights Offering payable through the issuance of unregistered shares of Company common stock, par value $0.001. The Notes and Registered Direct proceeds were received on June 28, 2013, however, the Rights Offering was not completed as of June 30, 2013. The number of such shares issued and due as of June 30, 2013 are calculated based on 2% of total gross proceeds from the Notes and the Registered Direct Offering divided by the trading price per share of Company common stock as of the time of issuance. A total of 386,598 shares of Company stock were due to this consultant for the Notes and the Registered Direct Offering as compensation for providing corporate financial advisory services as of June 30, 2013. The fair value of the Company common stock issued of $0.8 million was recorded as a debt and equity issuance cost. The debt issue costs are recorded as a deferred asset and amortized over the life of the Notes and the equity issue costs are charged against the equity proceeds.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation. Primarily, we have consolidated purchases of short and long-term investments contained within the investing section of our consolidated statements of cash flows. These reclassifications had no effect on our previously reported consolidated financial position, results of operations or cash flows.

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

The MSA contains a number of restrictions on the Company’s future activities. The Company and its affiliates may engage in certain licensing and other patent activities related to non-wireless patents (as defined in the MSA) subject to certain conditions, including not diverting resources otherwise dedicated to Unwired Planet, LLC (“UP LLC”), a wholly-owned subsidiary, and its activities and not bundling any such acquired non-wireless patents in licensing activities, provided the Company made an additional $50 million equity contribution to UP LLC, which was completed in September 2014.

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

Under the MSA, Ericsson is entitled to at least $2.0 billion upon a change in control prior to the fourth anniversary of the closing of the transaction and to $1.05 billion based upon the occurrence of a “trigger event”, which includes but is not limited to a default in payment under the MSA exceeding $5.0 million, the acceleration of any indebtedness exceeding $5.0 million or failure to pay indebtedness exceeding $5.0 million at maturity, and the failure to pay a final judgment exceeding $5.0 million, which is not covered by insurance. Both of the above potential payments to Ericsson based upon a change in control or occurrence of a “trigger event” are subject to reduction for cumulative fee share payments made by the Company.

The Company has recognized cumulative revenues of $101.8 million and incurred a cumulative fee share of $20.5 million from inception of the MSA through June 30, 2015 as defined in the MSA. The Company recognized $1.8 million and $11.6 million in fee share for the fiscal years ended June 30, 2015 and June 30, 2014, respectively.

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

The fees paid to the consultant and other initial licensing costs for the patent sale and patent license totaled $5.4 million. Of these costs, $2.8 million were expensed on our Consolidated Statements of Operations for the fiscal year ended June 30, 2014. The remaining costs of $2.5 million were capitalized as initial direct license costs and will be amortized over the remaining estimated life of the patent license agreement

The Upfront License Payment and the Purchase Payment totaled $100.0 million, which was received on April 17, 2014. All revenues generated by the Lenovo agreement are subject to the revenue sharing arrangement with Ericsson.

Allocation of the Lenovo Transaction Proceeds

The Lenovo Patent Purchase Agreement and Patent License Agreement transactions were entered into together and were accounted for as a single arrangement. The agreements were considered a multiple element revenue arrangement. The Company determined the contractually stated amounts were not representative of vendor specific objective evidence, third party evidence, or the best estimate of selling price. Accordingly, an analysis was performed to determine the fair value of the elements of the Lenovo transaction as the best estimate of sales price. The elements of the valuation analysis included the sale of patents, licensing of patents, and past patent infringement of the licensed patents. The valuation approach utilized market estimations for the royalty rate for valuing both the licensing elements as well as the sale element through a “royalty avoidance” approach. The sale element was separately valued using a market approach and an income approach based on benchmark patent sale deals. Proceeds from the Lenovo Agreements were allocated to the elements of the transaction based on their relative fair value resulting from this process and were as follows (in thousands).

Fair Value allocation of Lenovo transaction gross proceeds
License of Patents	$43,273
Past Patent Infringement	2,774
Sale of Patents	53,953

Total Gross Proceeds	$100,000

Revenue related to sale of the patents and past patent infringement were recognized upon the closing of the Agreements. Licensing revenue is recognized ratably over the estimated licensing term of 7 years. The Company recognized $6.3 million and $1.3 million of gross licensing revenue for the 2015 and 2014 fiscal years, respectively.

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

The following table summarizes the licensing revenue recognition and Ericsson fee share for the amount allocated to the license agreement over the estimated remaining term of the license agreement:

	2016	2017	2018	2019	2020	2021	Total
Lenovo Licensing Revenue	$6,256	$6,256	$6,256	$6,256	$6,256	$4,467	$35,747
Fee share	(1,251)	(1,251)	(1,251)	(1,251)	(1,251)	(925)	$(7,180)

Net Revenue	$5,005	$5,005	$5,005	$5,005	$5,005	$3,542	$28,567

The net revenue amounts above are recorded as deferred revenue on the consolidated balance sheets. Fee share amounts are subject to the Ericsson MSA revenue share provision and could be impacted if additional revenue is realized.

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

Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This pronouncement requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures, if applicable. ASU 2014-15 is effective for the Company beginning June 30, 2017, however, early application is permitted. The Company adopted ASU 2014-15 as of December 31, 2014. The adoption of ASU No 2014-15 did not have a material impact on the Company’s consolidated financial statements or its disclosures.

Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August of 2015 the Financial Accounting Standards Board (FASB) issued ASU 2015-14 which defers the effective date of ASU 2014-09 for one year. ASU 2015-14 changes the effective date for the Company from July 1, 2017 to July 1, 2018. Early adoption is permitted as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures. Additionally, the Company has not selected a transition method.

Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs: This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the Company on July 1, 2016. The standard is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

(7)    Financial Instruments

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and liquid investments with remaining maturities of 90 days or less at the date of purchase. Our cash equivalents consist primarily of an exchange traded money market fund. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC or SIPC.

Restricted cash

In connection with the closing of the Ericsson patent acquisition, the Company terminated its credit facility with Silicon Valley Bank provided that the Company will be able to maintain certain letters of credit under the credit facility to the extent such letters of credit are fully cash collateralized. As of June 30, 2015 and June 30, 2014 restricted cash totaled $43,000 and $0.6 million, respectively, of which $27,000 and $0.3 million is classified as short-term restricted cash and $16,000 and $0.3 million is classified as long-term restricted cash in Debt issuance costs and other assets, net on the Company’s June 30, 2015 and June 30, 2014 Consolidated Balance Sheets, respectively.

Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables show the Company’s available-for-sale investments within investments in the consolidated balance sheet (in thousands):

	Expected maturity for the year ending June 30, 2016	Fair Value	Amortized Cost
		June 30, 2015 Total	June 30, 2015 Total
U.S. Govt. Obligations	$9,962	$9,962	$9,959
Certificates of Deposit	1,751	1,751	1,751

Total	$11,713	$11,713	$11,710

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

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the fiscal year ended June 30, 2015.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$71,948	$—	$—	$71,948
U.S Government Obligations	9,962	—	—	9,962

Total Assets (b)	$81,910	$—	$—	$81,910

Liabilities
Market condition consultant stock award	$—	$—	$—	$—

Total Liabilities	$—	$—	$—	$—

(a)	included in cash and cash equivalents
(b)	Total Assets do not include Certificates of Deposit

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$90,651	$—	$—	$90,651
U.S Government Agencies	49,061	—	—	49,061

Total Assets (b)	$139,712	$—	$—	$139,712

Liabilities
Market condition consultant stock award	$—	$316	$—	$316

Total Liabilities	$—	$316	$—	$316

(a)	included in cash and cash equivalents
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

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) through June 30, 2013 (in thousands):

Fair Value Measurements Using Significant (Level 3) ARS
Balance at June 30, 2012	$2,237
Change in unrealized losses included in other comprehensive income	(329)
Sale of ARS	(1,908)

Balance at June 30, 2013	$—

The following tables summarize the Company’s financial assets and liabilities that are not required to be carried at fair value on a recurring basis as of June 30, 2015 and 2014 (in thousands):

		Fair Value as of June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$73,755	$73,755	$—	$—	$73,755
Certificates of deposit (a)	1,751	1,751	—	—	1,751
Restricted cash (c)	43	43			43
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable (b)	$29,874	$—	$—	$28,161	$28,161

(a)	included in investments
(b)	includes payment in kind notes
(c)	includes current and non-current restricted cash

		Fair Value as of June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$3,226	$3,226	$—	$—	$3,226
Certificates of deposit (a)	2,752	2,752	—	—	2,752
Restricted cash (c)	629	629			629
Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable (b)	$25,693	—	$—	$26,377	$26,377

(a)	included in investments
(b)	includes payment in kind notes
(c)	includes current and non-current restricted cash

The fair value of the long-term notes as of June 30, 2015 and 2014, respectively, was estimated utilizing discounted cash flow analysis which incorporated spread and discount rate assumptions considering the Company’s financial status and risk, as well as indications from comparable publicly traded debt instruments.

(8)    Borrowings

Senior Secured Notes

In June 2013 the Company entered into several financing agreements including a Note Purchase Agreement, a Securities Purchase Agreement, and a Backstop Purchase Agreement (collectively “Transactions” or “Financing Agreements”) with Indaba Capital Fund LP (“Indaba”). In June 2013, the Company estimated the total fair value of the Financing Agreements to be $36.8 million. The Note Purchase Agreement resulted in the issuance of the Notes in the principal amount of $25.0 million, which mature in June 2018 and are subject to an Indenture Agreement (“Indenture”) with a third party trustee. The notes were subsequently assigned to certain funds managed by MAST Capital Management, LLC. There are no required principal payments on the Notes until maturity unless there is a change in control transaction. The fair value of the Notes was approximately $22.1 million, which resulted in a $2.9 million discount. Additionally, the Company incurred $1.3 million of debt issuance costs. Both the discount on the Notes and the debt issuance costs are being amortized over the life of the Notes using the effective interest rate method.

The Notes have a stated interest rate of 12.875%. The effective interest rate of the Notes as of June 30, 2015 is 17.2%. The Company was required to make quarterly “in-kind” interest payments via the issuance of additional notes, which bear interest at 12.875% through March 31, 2015. Beginning in June 2015, the Company has an option every quarter to pay interest on the Notes in cash with an interest rate of 12.5% or as in-kind payments at a higher interest rate of 12.875%. As of June 28, 2015, the Company may redeem some or all of the Notes at a redemption price equal to 109.656% of the principal amount of the Notes plus accrued and unpaid interest, which amount declines each successive anniversary until maturity. The Company has not redeemed any Notes as of June 30, 2015.

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

In the event of certain change of control transactions, which include the sale of patents that generate net proceeds to the Company equal to or greater than $150 million during the term of the Notes, the Company may be required to purchase some or all of its Notes at a purchase price equal to 109.656% of the aggregate principal amount thereof and declining thereafter, in each case, plus accrued and unpaid interest to the date of purchase. The Notes contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to: (1) incur debt; (2) pay dividends and make distributions on, or redeem or repurchase the Company’s equity interests; (3) make certain investments; (4) sell assets; (5) create liens; and (6) enter into transactions with affiliates. The Company is also required to maintain a minimum cash and cash equivalents collateral balance of $10 million, which will no longer be required when the volume weighted average trading price of a share of the Company’s common stock exceeds $3.00 for any period of 15 trading days in any 30 day trading day period after June 28, 2015.

For the fiscal years ended June 30, 2015 and June 30, 2014, the Company recognized interest expense of $4.3 million and $3.7 million, respectively on the Notes. Interest expense consisted of $3.8 million and $3.4 million, respectively of payment-in-kind and $0.5 million and $0.3 million, respectively, of amortization of the discount of the Notes and debt issuance costs.

Letter of Credit

As of June 30, 2015 the Company is obligated on one irrevocable standby letter of credit totaling $43,000, which is fully cash collateralized. $27,000 of cash collateral is included in restricted cash and $16,000 is included in debt issuance costs and other assets, net on the accompanying Consolidated Balance Sheets.

(9)    Commitments and Contingencies

(a)    Leases

The Company has operating leases at two locations in the United States and one in Ireland. Future minimum lease payments under all non-cancelable operating leases are $0.2 million at June 30, 2015.

Rent expense, net of accrued restructuring for the 2015, 2014 and 2013 fiscal year, was approximately $181,000, $104,000, and $117,000, respectively, net of sublease income of $493,000, $1.6 million, and $1.5 million for the 2015, 2014 and 2013 fiscal years, respectively.

(b)    Litigation

From time to time, the Company may be involved in litigation or other legal proceedings, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or in future periods.

(10)    Stockholders’ Equity

(a)    Adoption of replacement shareholder rights plan

On January 20, 2015, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Agreement”) to replace the Company’s existing Tax Benefits Preservation Agreement, which expired on January 29, 2015, (the “Expired Agreement”). The Agreement is substantially the same as the Expired Agreement.

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

Pursuant to the terms of the Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.001 per share of the Company (the “Common Stock”) to stockholders of record as of the close of business on January 29, 2015 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Agreement). Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $15.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Agreement. For additional information, please refer to the Company’s Registration Statement on Form 8-A and the Company’s Current Report on Form 8-K, both filed with the SEC on January 21, 2015.

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

(b)    Stock Plans

On October 16, 2005, the Company’s 1995 Plan (formerly the Software.com, Inc. 1995 Stock Option Plan) (the “1995 Stock Plan”) expired, and, accordingly, options can no longer be granted from the 1995 Stock Plan. A total of 17,743,215 shares of Company common stock had previously been authorized for issuance under the 1995 Stock Plan. As of June 30, 2015, options to purchase a total of 3,200 shares were outstanding under the 1995 Stock Plan.

On September 25, 2006, the Company’s 1996 Stock Plan (formerly the Phone.com, Inc. 1996 Stock Plan) (the “1996 Stock Plan”) expired and, accordingly, options can no longer be granted from the 1996 Stock Plan. A total of 12,262,282 shares of Company common stock had previously been authorized for issuance under the 1996 Stock Plan. As of June 30, 2015, options to purchase a total of 6,000 shares were outstanding under the 1996 Stock Plan.

The Openwave Systems Inc. Amended and Restated 1999 Directors’ Equity Compensation Plan (the “Directors’ Plan”) which was approved by the shareholders in December 2009, provides for the grant of non-statutory stock options to non-employee directors (“Outside Directors”). In September 2013, the Board approved an amendment and restatement of the Directors’ Plan, which increased the number of shares authorized for issuance by 2,000,000 shares from 1,650,000 to 3,650,000 shares. The above change to the Directors’ Plan was approved by the Company’s shareholders in November 2013. Options and awards granted to new or existing Outside Directors under the Directors’ Plan vest ratably over a period of three years. The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Plan, stock option grants have a term of ten years. As of June 30, 2015, the Company had a total of 1,403,393 shares of the Company’s common stock available for grant, and a total of 1,080,097 shares were outstanding under the Directors’ Plan.

The Openwave Systems Inc. 2001 Stock Compensation Plan was terminated by resolution of the Board of Directors in November of 2013. All shares available for grant were retired.

The Openwave Systems Inc. Amended and Restated 2006 Stock Incentive Plan, as amended (“2006 Plan”), which was approved by the stockholders in December 2008, provides incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units. In September 2013, the Board approved an amendment and restatement of the 2006 Plan, which increased the number of shares authorized for issuance by 2,000,000 shares from 17,000,000 to 19,000,000 shares. The above change to the 2006 Plan was approved by the Company’s shareholders in November 2013. Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one (1) share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half (1.5) shares. The exercise price of options granted under the 2006 Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2006 Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2015, the Company had a total of 4,023,822 shares of Company common stock available for grant, and a total of 3,215,164 shares were outstanding under the 2006 Stock Plan.

The following table summarizes the number of common shares available for issuance under the plans discussed above as of June 30, 2015:

Common Shares available for Issuance
1995 and 1996 Stock Plans	—
Director’s Plan	1,403,393
2006 Plan	4,023,822

Total	5,427,215

On June 1, 2015, the Company granted Boris Teksler, Chief Executive Officer and President, an option to acquire 5,049,602 shares at an exercise price of $0.68 per share, which was granted as an inducement to Mr. Teksler entering into employment with the Company. The option was not granted under the 2006 Plan, but it is subject to the same terms and conditions as if it were granted under the 2006 Plan as then currently in effect to the extent possible. One-third of Mr. Teksler’s options will vest on June 1, 2016 with the remaining options vesting in equal quarterly installments over the following two years subject to Mr. Teksler’s continued employment with the Company. The options will expire ten years from the date of the grant and are subject to an accelerated vesting in connection with a change in control of the Company and certain qualifying terminations of service.

(c)    Stock Purchase Rights

Certain outstanding stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the purchaser’s purchase price. As of June 30, 2015, 6,000 shares remain subject to repurchase at a weighted-average purchase price of $0.00 per share.

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

During the 2013 fiscal year, 5,627 shares, were purchased by employees under the ESPP. The ESPP was suspended in the second quarter of the 2013 fiscal year. The fair value used in recording the stock-based compensation expense associated with the ESPP was estimated for each offering period using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The expected term was six months, coinciding with each offering period. Expected volatilities were based on the historical volatility experienced in the Company’s stock price, as well as implied volatility in the market traded options on Unwired Planet common stock when appropriate. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

Fiscal Year Ended June 30, 2013
Expected volatility	61.4%
Expected dividends	—
Expected term (years)	0.5
Risk-free rate	0.1%

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

The ranges of assumptions used to value option grants were as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
Expected volatility	67.7%	64.6-68.7%	62.1-73.6%
Expected dividends	—	—	—
Expected term (years)	6.18	2.60-3.04	2.66-5.87
Risk-free rate	1.77%	0.49-0.9%	0.04-1%

A summary of option activity through June 30, 2015 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	8,251	$3.14
Options granted	991	1.64
Exercised	(1,046)	1.63
Forfeited, cancelled or expired	(2,341)	5.95

Outstanding at June 30, 2013	5,855	$2.03
Options granted	591	1.56
Exercised	(1,626)	1.58
Forfeited, cancelled or expired	(1,668)	2.98

Outstanding at June 30, 2014	3,152	$1.68
Options granted	5,050	0.68
Exercised	(64)	1.39
Forfeited, cancelled or expired	(453)	1.82

Outstanding at June 30, 2015	7,685	$1.02	2.79	$—

Exercisable at June 30, 2015	2,277	$1.66	1.93	$—

The weighted average grant date fair value of options per share granted during the 2015, 2014, and 2013 fiscal years was $0.42, $0.67, and $0.72, respectively. The total intrinsic value of options exercised during the 2015, 2014, and 2013 fiscal years was approximately$17,000, $0.4 million, and $2.5 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the activity of the Company’s nonvested share awards through June 30, 2015, including discontinued operations is presented below (in thousands except per share amounts):

Nonvested shares—Restricted Stock Awards	Shares	Grant Date Fair Value Per Share
Outstanding at June 30, 2012	180	$1.93
Granted	90	1.42
Vested	(164)	1.85
Forfeited	—	—

Outstanding at June 30, 2013	106	$1.61
Granted	—	—
Vested	(82)	1.62
Forfeited	—	—

Outstanding at June 30, 2014	24	$1.57
Granted	—	—
Vested	(18)	1.07
Forfeited	—	—

Outstanding at June 30, 2015	6	$1.29

A summary of the activity of the Company’s restricted stock units through June 30, 2015 is presented below (in thousands except per share amounts):

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	276	$2.04
Granted	2,315	1.55
Vested	(1,014)	1.91
Forfeited	(20)	1.90

Outstanding at June 30, 2013	1,557	$1.40
Granted	523	1.51
Vested	(907)	1.73
Forfeited	(20)	1.90

Outstanding at June 30, 2014	1,153	$1.65
Granted	1,151	1.72
Vested	(839)	1.70
Forfeited	(72)	1.32

Outstanding at June 30, 2015	1,393	$1.70

The aggregate grant date fair value of RSU’s granted during the 2015, 2014, and 2013 fiscal years was $1.9 million, $0.7 million and $3.6 million, respectively.

Stock-based compensation expense to employees and directors totaled $2.1 million, $2.2 million, and $4.4 million for the 2015, 2014, and 2013 fiscal years, respectively.

As of June 30, 2015, there was $3.7 million of total unrecognized compensation cost related to all unvested share awards and options. That cost is expected to be recognized as the shares vest over the next three years.

(f)    Consultant compensation

Incentive Fee

During the 2013 fiscal year, the Company issued one million shares of Company common stock to a consultant for performance under a services contract in connection with the Ericsson transaction. The fair value associated with this stock issuance of $1.9 million was recognized as stock-based compensation expense during the year ended June 30, 2013. The terms of the contract included a provision of 1.2 million shares of the Company’s stock in two tranches if specified share price conditions were met (hereinafter referred to as the “Incentive Fee(s)”) by certain dates. In August 2014, the Incentive Fee on the first tranche of 500,000 shares expired as the volume weighted average trading price of the Company’s common stock over 20 days did not meet or exceed $3.00 per share. In February 2015, the Incentive Fee on the second tranche of 700,000 shares expired as the volume weighted average trading price of the Company’s common stock over 20 days did not equal or exceed $5.00 per share.

The amount of stock-based compensation expense in the 2013 fiscal year related to the issuance of the Incentive Fees was $1.5 million and included in general and administrative expenses. Subsequent changes in the fair value were recognized in Other Income and Expense. Other Income relating to the change in liability value for the 2015 and 2014 fiscal years were $0.3 million and $0.6 million, respectively. The first tranche of Company common stock issued was modified at the end of the fourth quarter of the 2013 fiscal year to add an additional six months to the issue date from February 14, 2014 to August 14, 2014. This modification was in relation to the Financing Agreements and therefore considered an equity issuance cost relating to the Transaction. The cost associated with the modification was $0.2 million and was recognized in the fourth quarter of the 2013 fiscal year.

The assumptions used in the Monte-Carlo simulation model to value the Company’s above market-condition share-based payment award are as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
Expected volatility	72.41%	60.24-72.41%	62.28-72.38%
Expected dividends	—	—	—
Risk-free rate	0.02%	0.08-0.18%	0.24-0.28%

The estimated fair value of the above Incentive Fee award liabilities was nil and $0.3 million at June 30, 2015 and June 30, 2014, respectively.

(g)    CEO Separation and Bonus

In February 2013, the Company announced Michael Mulica intended to step down as the Company’s President and Chief Executive Officer as of May 2013 pursuant to a separation agreement entered into between the Company and Mr. Mulica (the “Separation Agreement”). The Separation Agreement provided that upon Mr. Mulica’s exit, all of his unvested equity awards covering shares of the Company’s common stock shall automatically be accelerated so as to become immediately and completely vested, and the post-termination exercise periods for all of his stock options shall be extended for an additional six months. In addition, Mr. Mulica was entitled to salary continuation for twelve months which commenced upon separation and was eligible for an incentive cash award for the first six months of 2013 for an amount of up to 150% of Mr. Mulica’s base salary, based on certain performance criteria detailed in the Separation Agreement and prorated for the amount of days actually worked. Mr. Mulica was also entitled to certain continuing benefits and outplacement assistance. Additionally, in February 2013, in recognition of Mr. Mulica’s efforts in connection with the closing of the Company’s patent transaction with Ericsson, the Company’s Board of Directors awarded Mr. Mulica a $200,000 cash bonus and 300,000 restricted stock units that vested in accordance with the terms of the Separation Agreement. For the 2013 fiscal year, the Company incurred $0.4 million in expense and $2.3 million in stock-based compensation for the separation of the CEO and bonus to the CEO.

(h)    Board of Directors Resignations and Retirements

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

(i)    Separation of the President and Chief Financial & Administrative Officer

In September 2014, the Company announced Eric Vetter intended to resign as the Company’s President and Chief Financial & Administrative Officer in November 2014 pursuant to a separation agreement entered into between the

Company and Mr. Vetter (the “Separation Agreement”). The Separation Agreement provided upon Mr. Vetter’s separation from the Company, all of his unvested restricted stock unit awards covering shares of the Company’s common stock would automatically be accelerated and become immediately vested, all unvested options would be forfeited, and the exercise period for all of his vested stock options would be extended for an additional fifteen months. The Separation Agreement provided Mr. Vetter would be entitled to salary continuation for nine months commencing upon separation. Additionally, under the Separation Agreement, Mr. Vetter is entitled to certain benefits continuation and outplacement assistance. For the year ended June 30, 2015, the Company incurred $0.3 million in expenses and $0.1 million in stock-based compensation for the separation of Mr. Vetter.

(j)    Resignation of Executive Vice President and General Managers of Intellectual Property Division

In May 2015, the Company announced the intention of Timothy Robbins and Daniel Mendez to resign from their current positions as Executive Vice Presidents and General Managers of the Intellectual Property division of the Company, effective July 1, 2015. In June 2015, the Company approved a consulting agreement for each of Mr. Robbins and Mr. Mendez to provide transition consulting services for domestic and foreign intellectual property disputes. In addition to monetary renumeration, the consulting agreements also provided for their unvested RSUs at June 30, 2015 to vest through December 31, 2015. The Company incurred $0.1 million in stock based compensation as a result of the above agreement.

(k)    Registered Direct Offering and Backstop Purchase Agreement

In June 2013, Unwired Planet entered into multiple Financing Agreements. The agreements included a Note Purchase Agreement, a Securities Purchase Agreement and a Backstop Purchase Agreement (collectively “Transactions” or “Financing Agreements”). In connection with these Financing Agreements, the Company entered into an agreement with a third party to pay certain fees in cash and stock for financial advisory services.

Registered Direct Offering

In June 2013, the Company entered into a Securities Purchase Agreement (SPA) for a registered direct offering with Indaba Capital Fund, LP (Indaba) that provided for issuance of 7,530,120 shares of Company common stock, par value $0.001, at $1.66 per share for $12.5 million (the “Registered Direct Offering”).

The SPA contained customary representations, warranties and covenants and included the terms and conditions for the sale of the Company’s common stock, indemnification and contribution obligations and other terms and conditions customary in agreements of this type. Additionally, the SPA provided Indaba with certain Board of Director designation rights for as long as they continued to maintain a voting percentage equal to or greater than 5% of the total shares of Company common stock outstanding, or as long as they continued to maintain a voting percentage equal to or greater than 3% of the total shares outstanding and hold at least 50% of the Notes, in each case subject to the terms and conditions under the SPA and subject to applicable rules and published guidance of The Nasdaq Stock Market LLC, including, but not limited to, listing rule 5640 (or any successor rule). Indaba subsequently assigned its director designation rights to MAST.

Rights Offering and Backstop Purchase Agreement

In September 2013, the Company issued a total of 7,530,120 shares of common stock at a price of $1.66 per share and received gross proceeds of $12.5 million as part a rights offering to shareholders of record on July 8, 2013. In connection with the rights offering the Company entered into a Backstop Purchase Agreement with Indaba whereby

Indaba was obligated to purchase shares in the rights offering not purchased by the Company’s then existing shareholders. In consideration for Indaba’s Backstop Purchase Agreement, the Company agreed to and issued Indaba 225,904 shares as a backstop fee. Indaba purchased 2,255,461 of the 7,530,120 shares issued in the rights offering as part of their Backstop Purchase Agreement.

Financial Advisory Services

In connection with these Transactions, the Company entered into an agreement in June 2013 with a consultant and agreed to pay the consultants fees in cash and the Company’s common stock in exchange for financial advisory services. The agreed upon fee was 2% of gross proceeds from the Transactions payable in cash and 2% of gross proceeds from the Transactions payable through the issuance of Company’s common stock, par value $.001. The number of shares issued was calculated based on the total gross proceeds from the Transactions divided by the price per share of Company common stock at the closing of the Transactions. The Company issued 549,450 shares to the consultant for the above described services in September 2013.

Accounting for the Transactions

Because these Transactions were entered into together, they were accounted for using relative fair value. Various factors were considered in determining the fair value of the Transactions. These factors included (1) closing price per share on the date the Transactions closed; (2) cash interest payments on the Notes; (3) payment-in-kind payments on the Notes; (4) principal prepayment of the Notes; (5) the Note’s maturity date; (6) the Note’s debt covenants; (7) discount rates; (8) market interest rates; (9) Company projections; (10) comparable issues and spread analysis; (11) Capital Asset Pricing Model scenarios; (12) and backstop purchase commitment scenarios.

The following table summarizes the fair value of the Company’s Notes as of June 30, 2013 using level 3 inputs (in thousands):

	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$22,066	$22,066
Payment-In-Kind Note	26	26

Carrying value of Note	$22,092	$22,092

The fair value of the individual Transactions was determined and in total the fair value of the Transaction was $36.9 million. Total proceeds received for these Transactions were $36.9 million on June 28, 2013. Fair value was allocated based on the individual fair values as follows (in thousands):

Proceeds allocated:
Senior Secured Notes	$22,068
Registered Direct	13,491
Backstop commitment	854
Backstop fee	437

$36,850

A $2.9 million discount on the Notes was determined as the difference between the face value of the Notes and their relative fair value. Debt issuance costs of $1.3 million were incurred and are included in Debt issue costs and other assets, net on the accompanying Consolidated Balance Sheets.

The relative fair value of the Registered Direct Offering was determined to be $13.5 million based on the fair value of all Transactions relative to the total proceeds. Equity issuance costs of $0.8 million were charged against equity proceeds.

The backstop purchase commitment and backstop fee were considered to be forward contracts and were accounted for as equity instruments. The fair value of the backstop purchase commitment and backstop fee were determined to be $0.9 million and $0.4 million, respectively.

The following table summarizes the issuance of Company common stock related to the equity financing and the issuance costs related to the equity financing in the consolidated statement of stockholders equity as of June 30, 2013 (in thousands).

	Common Stock		Additional Paid In Capital
	Shares	Amount
Registered Direct Offering	7,530	$8	$13,483
Backstop Purchase
Commitment	—	—	854
Backstop Fee	—	—	437
Third Party Vendor Financial
Advisory Consultant Fee	—	—	750

	7,530	8	15,524
Less Issuance Costs	—	—	(774)

Balance as of June 30, 2013	7,530	$8	$14,750

(11)    Restructuring and Related Costs

The following tables set forth the restructuring activity through June 30, 2015 (in thousands):

	FY 02 to FY 09		FY 10		Restructuring Plans FY 11			FY 13
	Facility (2)	Severance (1)	Facility (2)	Severance (1)	Facility (2)	Severance (1)	Severance (2)	Facility (2)	Severance (2)	Accrual
Accrual balances as of June 30, 2012	$12,518	$—	$333	$—	$802	$—	$45	$—	$—	$13,698
Activity for fiscal 2013:
New charges and adjustments to estimates	10		(25)		(71)		(3)	831	701	1,443
Accretion expense	221		4					—	—	225
Cash paid, net	(12,008)		(207)		(731)		(5)	(831)	(653)	(14,435)
Write-offs (Severance, Cobra & Outplacement)							(37)	—	(41)	(78)

Accrual balances as of June 30, 2013	741	—	105	—	—	—	—	—	7	853
Activity for fiscal 2014:
New charges and adjustments to estimates										—
Accretion expense	15									15
Cash paid, net	(502)		(105)							(607)
Write-offs (Severance, Cobra & Outplacement)									(7)	(7)

Accrual balances as of June 30, 2014	254	—	—	—	—	—	—	—	—	254
Activity for fiscal 2015:
New charges and adjustments to estimates										—
Accretion expense	2									2
Cash paid, net	(256)									(256)
Write-offs (Severance, Cobra & Outplacement)										—

Accrual balances as of June 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	These amounts relate to discontinued operations.
(2)	These amounts relate to continuing operations.

Facility

Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and restoration costs associated with certain lease arrangements. To determine the lease loss portion of the closure and downsizing costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. the lease and sublease on the Company’s last remaining facility expired in November 2014.

Restructuring Plans

As a result of the Company’s change in strategy and its desire to improve its cost structure, the Company has announced several restructurings. These restructuring plans include the restructuring announced during the first quarter of the 2012 fiscal year (the “FY2012 Restructuring”), and various other restructurings in fiscal years 2002 through 2011. Most recently, the Company announced a restructuring in November 2012 in relation to the relocation of its headquarters to Reno, Nevada. The Company incurred a $0.3 million charge during the first quarter of the 2013 fiscal year, related to severance as a result of this relocation. The Company recorded an additional restructuring expense charge of $1.4 million under this plan during the second quarter of the 2013 fiscal year, which includes approximately $0.4 million in severance payments and $1.0 million in facility charges, of which $0.2 million is a non-cash charge for accelerated depreciation. The Company did not record any additional charges for restructuring in the third or fourth quarters of the 2013 fiscal year or for the 2014 and 2015 fiscal years.

The Company implemented the FY2010 Restructuring (the “FY2010 Restructuring”) to consolidate the Company’s resources, primarily in development, and improve operating efficiencies. The Company paid $0.2 million through June 30, 2013 and paid $0.1 million from July 2013 through January 2014.

The Company implemented the FY2009 Restructuring (the “FY2009 Restructuring”) to consolidate the Company’s resources, primarily in development and support, and improve operating efficiencies. As of June 30, 2012, the remaining balance was $12.5 million of a facilities related accrual. The Company paid $11.8 million through June 30, 2013, $0.5 million through June 30, 2014 and paid $0.3 million from July 2014 through November 2014.

(12)    Income Taxes

Income (loss) from continuing operations before provision for income taxes is compromised of the following (in thousands):

	Fiscal Year ended June 30,
	2015	2014	2013
Domestic	$(41,450)	$417	$(39,637)
Foreign	(137)	36	—

Total	$(41,587)	$453	$(39,637)

The provision (benefit) for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2015	2014	2013
Current:
Domestic Income Tax	$—	$—	$—
Foreign Income Tax	164	—	42

	$164	$—	$42
Deferred:
Domestic Income Tax	$—	$—	$—
Foreign	—	—	—

	$—	$—	$—

Total	$164	$—	$42

Income taxes for continuing operations were $0.2 million and nil in the 2015 and 2014 fiscal years, respectively. Income taxes totaled $42,000 in fiscal year 2013.

Income tax benefit for discontinued operations totaled $0.2 million in the 2015 fiscal year and was related to the release of accrued taxes for foreign subsidiaries transferred and other foreign taxes paid for subsidiaries in the process of being dissolved. The Company recorded an income tax benefit related to discontinued operations of $68,000 and $0.8 million during the 2014 and 2013 fiscal years, respectively.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company’s income (loss) before income taxes by the statutory income tax rate of 35% (in thousands):

	Fiscal Year End June 30th,
	2015	2014	2013
Federal Benefit at Statutory Rate	$(14,555)	$159	$(13,873)
State taxes	(728)	—	—
Effect of foreign corporations	72	260	42
Permanent adjustments	3	25	—
Change in valuation allowance	7,330	(28,184)	—
Increase in unrecognized tax benefit	—	12,790	—
Abandonment of state net operating losses	7,544	11,763	—
Stock compensation adjustment	794	(1,708)	—
Capital loss adjustment	—	5,063	—
Net operating losses not benefited, net	—	—	13,873
Other	(296)	(168)	—

Total Tax Expense/(Benefit)	$164	$—	$42

The tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year End June 30th,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$617,331	$619,837
Accruals and allowances not deductible for tax purposes	(574)	(581)
Research and development credit and other carry-forwards	38,371	38,371
Stock based compensation	806	1,847
Investment in pass-through entity (a)	11,942	1,233

Total Deferred tax assets, gross	$667,876	$660,707
Less: valuation allowance	$(667,876)	$(660,707)

Total Deferred tax assets, net	$—	$—

(a)	Represents Unwired Planet LLC

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

During the 2012 fiscal year, the Company recorded a valuation allowance of $2.5 million against the beginning foreign deferred tax asset balance following the Company’s announcement that it was pursuing strategic alternatives for its mediation and messaging product operations, which created uncertainty regarding the ability of certain foreign subsidiaries to generate future taxable income. As a result of the sale of the product business, the Company does not have any foreign deferred tax assets as of June 30, 2014, and 2015.

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

As of June 30, 2015, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1.69 billion and $290 million, respectively. During the 2014 fiscal year, the Company ceased operations in multiple states and filed final returns thus reducing its state net operating losses by $22.0 million. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $30.2 million and $20.9 million, respectively. The federal net operating loss carryforwards and research and development credit carryforwards will expire from 2017 through 2033. The California research and development credits may be carried forward indefinitely. The federal net operating losses can be carried forward for 20 years. The California net operating loss carryforwards will expire from 2016 through 2033.

The following table reflects federal net operating loss carryforwards that will expire beginning 2017 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2017	$6,958
2018	26,624
2019	59,062
2020	491,683
2021	187,755
2022 through 2034	918,555

Total	$1,690,637

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statement of operations. As of June 30, 2015, no amount is accrued for interest associated with tax liabilities.

The sale of the product business in the 2012 fiscal year did not include a transfer of the Company’s gross unrecognized tax benefits reflected in long-term taxes payable and other in the consolidated balance sheet. To the extent these estimated liabilities are adjusted, the difference will be reported as discontinued operations in the statement of operations in the period adjusted, since it relates to foreign withholding taxes on product revenues.

During the 2013, 2014 and 2015 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2012	$918
Reductions for tax positions of prior years	(240)
Lapse of statue of limitations	(85)

Balance as of June 30, 2013	593
Addition for tax positions of prior years	12,790
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(93)

Balance as of June 30, 2014	13,290
Addition for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(152)

Balance as of June 30, 2015	$13,138

During the fiscal year ended June 30, 2015, the Company’s unrecognized tax benefits decreased by $0.2 million due to the expiration of certain statues of limitations reflected in discontinued operations.

As of June 30, 2015 and June 30, 2014, the Company had approximately $13.1 million and $13.3 million respectively of unrecognized tax benefits. All of the tax expense or benefit realized during the 2014 and 2013 fiscal years as well as $0.2 million realized during fiscal year 2015, was recorded as net income or expense from discontinued operations. The unrecognized tax benefits, if recognized, would impact the effective tax rate by $13.1 million and $13.3 million without considering the impact of the valuation allowance. Of the ending balance of $13.1 million, $13.3 million of the unrecognized tax benefit is offset against the deferred tax asset for federal and state R&D tax credits while $0.2 million is recorded as a liability.

Although timing of the resolution and/or closure on the Company’s unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. Because of net operating loss carryforwards, substantially all of the Company’s tax years, from the 1995 through 2014 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed. Substantially all of the Company’s tax years, from the 1995 through 2014 fiscal years, remain open to state tax examinations with the exception of Alabama, Massachusetts and Texas. Most of the Company’s foreign jurisdictions have three or four open tax years at any point in time.

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase and Sale Agreement, dated April 15, 2012 between Unwired Planet, Inc. (as successor in interest to Openwave Systems Inc., the “Company”) and OM1, Inc. (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed on April 16, 2012).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 15, 2013).

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on February 6, 2015).

3.4	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-A filed on January 21, 2015).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 28, 2003).

4.2	Tax Benefits Preservation Agreement, dated as of January 20, 2015, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-A filed on January 21, 2015).

4.3	Indenture by and between the Company and the Wells Fargo Bank, National Association, as trustee, dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2013).

4.4	Form of Notes (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 2, 2013).

10.1*	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 28, 2001).

10.2*	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004).

10.3*	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on May 12, 2004).

10.4*	Openwave Systems Inc. Amended and Restated Executive Severance Benefit Policy, amended effective September 15, 2012 (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on February 8, 2012).

10.5*	Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014).

10.6*	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice 2011 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012).

10.7*	Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014).

10.8*	Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the Company’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 333-163480)).

Exhibit Number	Description

10.9*	Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Company’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 4, 2009 (Commission No. 333-163480)).

10.10*	Form of Employment Agreement between the Company and each of Daniel Mendez and Timothy Robbins (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 14, 2013).

10.11*	Form of RSU Award for each of Daniel Mendez and Timothy Robbins (incorporated by reference to Exhibit A to the Form of Employment Agreement filed as Exhibit 10.1 to the Form 8-K filed on January 14, 2013).

10.12	Master Sale Agreement, by and among Telefonaktiebolaget L M Ericsson (publ), Cluster LLC, the Company, Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC and Unwired Planet, LLC, dated as of January 10, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on January 14, 2013).

10.13	Second Amendment to Master Sales Agreement, dated as of September 16, 2014, by and among Telefonaktiebolaget L M Ericsson, Cluster LLC, Unwired Planet, Inc., Unwired Planet IP Holdings, Inc. Unwired Planet IP Manger, LLC, and Unwired Planet, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 5, 2014).

10.14*	Form of Indemnification Agreement for Officers by and between the Company and each of Eric Vetter, Timothy Robbins and Daniel Mendez (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 21, 2013).

10.15	Securities Purchase Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2013).

10.16	Note Purchase Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 2, 2013).

10.17	Purchase Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 2, 2013).

10.18	Registration Rights Agreement by and between the Company and Indaba Capital LLC, dated June 28, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 2, 2013).

10.19+	Retention Agreement by and between the Company and McKool Smith, P.C., dated September 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 27, 2013).

10.20*	Bonus Agreement by and between the Company and Philip A. Vachon, dated April 24, 2014 (incorporated by reference to Exhibit 10.55 to the Form 10-K filed on September 12, 2014).

10.21*	Separation Agreement and Release by and between the Company and Eric Vetter, dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 29, 2014).

10.22*	Consulting Agreement between the Company and The Brenner Group, Inc., dated as of October 31, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 5, 2014).

10.23*	Employment Offer Letter between the Company and Boris Teksler dated April 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 7, 2015).

16.1	Letter of KPMG LLP dated October 1, 2013 (incorporated by reference to Exhibit 16.1 to the Form 8-K filed on October 1, 2013).

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
+	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Unless otherwise stated, all references are to the Company’s filings with the Securities and Exchange Commission (File No. 001-16073).