Form 10-Q
period 2015-09-30
UNWIRED PLANET, INC.
filed 2015-11-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-16073

UNWIRED PLANET, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 First Street, First Floor Los Altos, California	94022
(Address of principal executive offices)	(Zip Code)

(650) 518-7111

(Registrant’s telephone number, including area code)

170 South Virginia Street, Suite 201 Reno, Nevada	89501
(Former Address of principal executive offices)	(Former Zip Code)

(775) 980-2345

(Former telephone number, including area code)

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

As of November 9, 2015 there were 112,993,382 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$73,565	$73,755
Short-term investments	3,707	11,713
Restricted cash	30	27
Prepaid and other current assets	848	632

Total current assets	78,150	86,127
Property and equipment, net	110	110
Initial direct license costs, net	1,511	1,595
Debt issuance costs and other assets, net	1,070	1,052

Total assets	$80,841	$88,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,045	$678
Fee share obligation	500	500
Deferred revenue	5,005	5,005
Accrued liabilities	925	970
Accrued legal expense	3,647	3,152
Accrued compensation	378	433

Total current liabilities	12,500	10,738
Long-term notes payable, related party	31,026	29,874
Deferred revenue, net of current portion	23,311	24,562
Other long-term liabilities	203	206

Total liabilities	67,040	65,380

Commitments and Contingencies (See Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 112,810 and 112,479 issued; and 112,615 and 112,347 outstanding at September 30, 2015 and June 30, 2015, respectively	112	112
Treasury stock, 195 and 132 shares at September 30, 2015 and June 30, 2015, respectively	(139)	(93)
Additional paid-in-capital	3,245,540	3,244,946
Accumulated other comprehensive income	200	234
Accumulated deficit	(3,231,912)	(3,221,695)

Total stockholders’ equity	13,801	23,504

Total liabilities and stockholders’ equity	$80,841	$88,884

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended September 30,
	2015	2014
Net revenue	$1,251	$1,251

Operating costs and expenses:
Patent licensing expenses	7,798	7,582
General and administrative	2,485	5,072
Restructuring and other related costs	—	2

Total operating costs and expenses	10,283	12,656

Operating loss from continuing operations	(9,032)	(11,405)
Interest income	5	24
Interest expense	(1,203)	(1,017)
Other income, net	40	292

Loss from continuing operations	(10,190)	(12,106)

Income tax	(27)	—

Loss from continuing operations after income taxes	(10,217)	(12,106)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(12)

Net loss	$(10,217)	$(12,118)

Basic and diluted net loss per share from:
Continuing operations	$(0.09)	$(0.11)
Discontinued operations	—	—

Net loss	$(0.09)	$(0.11)

Weighted average shares outstanding basic and diluted	112,396	111,724

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended September 30,
	2015	2014
Net loss	$(10,217)	$(12,118)
Other comprehensive income
Change in unrealized gain on marketable securities	—	2
Foreign currency translation adjustment	(34)	—

Other comprehensive income	(34)	2

Comprehensive loss	$(10,251)	$(12,116)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,217)	$(12,118)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	28	26
Stock-based compensation	594	467
Non-cash restructuring charges	—	2
Amortization of premiums on investments, net	3	27
Realized (gain) on sale of investments	(40)	—
Gain on change in fair value of consultant incentive award obligation	—	(294)
In-kind interest payments on notes payable	1,038	914
Amortization of debt discount and issuance costs	165	103
Changes in operating assets and liabilities:
Initial licensing costs	84	228
Prepaid assets, deposits, and other assets	(296)	(255)
Accounts payable	1,367	1,156
Fee share obligation	—	(20,032)
Accrued liabilities	393	970
Deferred revenues	(1,251)	(1,251)
Accrued restructuring costs	—	(126)
Restricted cash	13	80

Net cash (used in) operating activities	(8,119)	(30,103)

Cash flows from investing activities:
Purchases of property and equipment	(28)	—
Proceeds from sales and maturities of investments	8,003	10,000

Net cash provided by investing activities	7,975	10,000

Cash flows from financing activities:
Proceeds from exercise of stock options	—	79
Purchase of treasury stock	(46)	(76)

Net cash provided by (used in) financing activities	(46)	3

Net decrease in cash and cash equivalents	(190)	(20,100)
Cash and cash equivalents at beginning of period	73,755	93,877

Cash and cash equivalents at end of period	$73,565	$73,777

Non-cash financing activity

Retirement of treasury stock	$—	$884

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(1)	Organization and Basis of Presentation

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet” or the “Company”) is the parent company of a group of intellectual property licensing subsidiaries with a portfolio of worldwide mobile technology patents and patent applications. Our patents are held in two subsidiaries, UP LLC, a Nevada corporation, and UP International Limited, an Irish company, and cover a wide range of technology in the mobile ecosystem.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2015 and June 30, 2015, and the results of its operations for the three months ended September 30, 2015 and 2014, and cash flows for the three months ended September 30, 2015 and 2014. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)	Stockholders’ Equity

Common Stock

As of September 30, 2015, the Company had 112,809,935 shares of common stock issued and 112,614,671 shares of common stock outstanding.

During the three months ended September 30, 2015, the Company:

•	issued 331,066 shares of common stock for vested restricted stock grants at par value

•	acquired 63,032 shares of common stock at a cost of $46,000, which is included in treasury stock.

Employee and Director Stock Compensation

During the three months ended September 30, 2015 and 2014, the Company recognized stock based compensation for employees and directors of $0.5 million and $0.5 million, respectively.

Options

The Company granted a stock option to an officer to purchase 750,000 shares during the three months ended September 30, 2015. The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following table illustrates the assumptions used in estimating the fair value of the options valued as of the grant date, July 30, 2015:

Expected volatility	65.29%
Expected dividends	—
Expected term (years)	5.93
Risk-free rate	1.81%

A summary of option activity from July 1, 2015 to September 30, 2015 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	7,685	$1.02
Options granted	1,050	0.69
Exercised	—	—
Forfeited, cancelled or expired	(109)	1.62

Outstanding at September 30, 2015	8,626	$0.97	7.61	$305

Exercisable at September 30, 2015	2,289	$1.66	1.99	$—

The estimated grant date fair value of options granted during the three months ended September 30, 2015 was $0.5 million. No options were granted during the three months ended September 30, 2014.

Restricted Stock Awards and Units

A summary of the activity of the Company’s restricted stock awards from July 1, 2015 to September 30, 2015 is presented below (in thousands except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding July 1, 2015	6	$1.29
Vested	—	—

Outstanding September 30, 2015	6	$1.29

A summary of the activity of the Company’s restricted stock units from July 1, 2015 to September 30, 2015 is presented below (in thousands, except share amounts):

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2015	1,393	$1.60
Granted	—	—
Vested	(331)	1.63
Forfeited	(30)	1.67

Outstanding at September 30, 2015	1,032	$1.59

As of September 30, 2015, there was $3.2 million of total unrecognized compensation cost related to all unvested share awards and options.

Consultant Stock Compensation

The Company granted a non-employee stock option to purchase 300,000 shares to a consultant during the three months ended September 30, 2015. The fair value of options is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following table illustrates the assumptions used in estimating the fair value of the options valued as of the grant date, September 30, 2015:

Expected volatility	69.12%
Expected dividends	—
Expected term (years)	9.88
Risk-free rate	2.05%

During the three months ended September 30, 2015 the Company recognized stock based compensation for non-employees of $46,000.

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

(3)	Borrowings

Senior Secured Notes

The Company’s Senior Secured Notes (“Notes”) are summarized below (in thousands):

	September 30, 2015	June 30, 2015
Balance beginning of year	$29,874	$25,693
Issuance of in-kind notes	1,038	3,837
Amortization of discount	114	344

Balance end of period	$31,026	$29,874

For the three months ended September 30, 2015 and 2014, the Company recognized interest expense of approximately $1.2 million and $1.0 million, respectively, consisting of payment of “in-kind” notes and amortization of discount and debt issuance costs.

(4)	Net Loss Per Share

The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of September 30,
	2015	2014
Potentially dilutive securities:
Non-vested restricted share units	1,032	995
Options outstanding and exercisable	2,289	3,089
Consultant stock award with market condition	—	700
Non-vested restricted share awards	6	24

Total	3,327	4,808

(5)	Financial Instruments

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

	Fair Value	Amortized Cost
	September 30, 2015 Total	September 30, 2015 Total
U.S. Govt. Obligations	$3,207	$3,204
Certificates of Deposit	500	500

Total	$3,707	$3,704

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

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2015.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$71,948	$—	$—	$71,948
U.S Government Obligations	3,207	—	—	3,207

Total Assets	$75,155	$—	$—	$75,155

(a)	Included in cash and cash equivalents

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (a)	$71,948	$—	$—	$71,948
U.S Government Obligations	9,962	—	—	9,962

Total Assets	$81,910	$—	$—	$81,910

(a)	Included in cash and cash equivalents

The following tables summarize the Company’s financial assets and liabilities that are not required to be carried at fair value on a recurring basis as of September 30, 2015 and June 30, 2015 (in thousands):

	Carrying Value	Fair Value as of September 30, 2015
		Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$73,565	$73,565	$—	$—	$73,565
Certificates of deposit (a)	500	500	—	—	500
Restricted cash (b)	30	30	—	—	30

Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable (c)	$31,026	$—	$—	$27,529	$27,529

(a)	Included in investments
(b)	Includes current and non-current restricted cash
(c)	Includes payment in kind notes

	Carrying Value	Fair Value as of June 30, 2015
		Level 1	Level 2	Level 3	Total
Financial Assets
Financial assets for which carrying values equal or approximate fair value
Cash	$73,755	$73,755	$—	$—	$73,755
Certificates of deposit (a)	1,751	1,751	—	—	1,751
Restricted cash (b)	43	43	—	—	43

Financial Liabilities
Financial liabilities carried at other than fair value
Long-term notes payable (c)	$29,874	$—	$—	$28,161	$28,161

(a)	Included in investments
(b)	Includes current and non-current restricted cash
(c)	Includes payment in kind notes

(6)	Commitments and Contingencies

Contingent Legal Expenses

The Company has entered into several agreements for legal services rendered to Unwired Planet, Inc. and its subsidiaries on a blended fee basis for patent enforcement matters and are responsible for the current payment of out-of-pocket expenses incurred in connection with the patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment. The fixed fee portions of these agreements concluded on June 30, 2015. Contingency fees in the Company’s agreements are usually based upon a percentage of the amount of a settlement or a judgment and are expensed when they are contractually due and payable. Contingency fees range from 10% to 30%, and are generally based on proceeds net of Ericsson’s fee share under the terms of the Master Sale Agreement by and among Telefonaktiebolaget L M Ericsson, Cluster LLC, Unwired Planet, Inc., Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC, and Unwired Planet, LLC dated January 10, 2013, as amended (the “MSA”). Some of the agreements contain dollar limits on the total contingency fee that may be earned.

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

Operating Lease

In September 2015, the Company entered into a three year lease with a base monthly rent of $11,250 to move its corporate headquarters to Los Altos, California. Upon execution of the lease, the Company paid a $50,000 refundable deposit. For the periods ended September 30, 2016, 2017, and 2018 the Company is obligated to pay approximately $0.1 million per year.

(7)	Ericsson Master Sales Agreement

In February 2013 under the terms of the MSA, the Company, through a wholly-owned subsidiary, acquired a patent portfolio from a wholly owned subsidiary of Telefonaktiebolaget L M Ericsson (“Ericsson”) that consisted of approximately 2,150 patents and patent applications and the right to receive 100 additional patents per year for five years beginning in 2014. The acquired patents cover technology utilized in telecommunications infrastructure and mobile devices including, among other things, signal processing, network protocols, radio resource management, voice/text applications, mobility management, software, hardware, and antennas and were acquired subject to existing encumbrances.

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

Under the MSA, Ericsson is entitled to at least $2.0 billion upon a change in control prior to February 13, 2017 and to $1.05 billion based upon the occurrence of a “trigger event”, which includes but is not limited to a default in payment under the MSA exceeding $5.0 million, the acceleration of any indebtedness exceeding $5.0 million or failure to pay indebtedness exceeding $5.0 million at maturity, and the failure to pay a final judgment exceeding $5.0 million, which is not covered by insurance. Both of the above potential payments to Ericsson based upon a change in control or occurrence of a “trigger event” are subject to reduction for cumulative fee share payments made by the Company.

(8)	Patent License and Patent Purchase Agreements

In March 2014, the Company entered into a Patent License Agreement (“License Agreement”) with a subsidiary of Lenovo Group Limited (“Lenovo”). License fee revenue is recognized ratably over the estimated licensing term of seven years and the Ericsson fee share is 20% of the gross licensing revenue.

The following table summarizes gross license revenue, fee share, and net revenue for the three month period ended September 30, 2015 (in thousands):

License fee revenue	$1,564
Fee share	(313)

Net revenue	$1,251

The following table summarizes the licensing revenue recognition and Ericsson fee share for the License Agreement over the remaining term of the License Agreement:

	2016 (1)	2017	2018	2019	2020	2021	Total
License Revenue Recognition	$4,692	$6,256	$6,256	$6,256	$6,256	$4,468	$34,184
Fee share	(938)	(1,251)	(1,251)	(1,251)	(1,251)	(926)	(6,868)

Net Revenue	$3,754	$5,005	$5,005	$5,005	$5,005	$3,542	$27,316

(1)	Remaining amount for the 2016 fiscal year

The net revenue amounts above are recorded as deferred revenue on the Condensed Consolidated Balance Sheets, in addition to the $1.0 million received from Google Inc. in May 2015.

(9)	Subsequent Events

Appointment of New Board Members

On October 20, 2015, each of Dallas S. Clement, Mark E. Jensen, Gregory P. Landis and William E. Marino resigned from the board of directors of the Company, effective November 4, 2015.

In connection with each director’s resignation, the Board of Directors of the Company approved the following:

•	all unvested stock options and restricted stock grants by the Company currently held by each of the directors will be accelerated and become fully vested and exercisable on the effective date of his resignation; and

•	the post-termination exercise periods for all stock options of the Company held by each director as of his resignation date will be extended for an additional twelve (12) months beyond the effective date of his resignation (but in no event beyond the expiration date of the stock option).

Effective upon those resignations, Jess M. Ravich and Taylor O. Harmeling were appointed to the Board. The authorized number of directors was also reduced from eight directors to six directors effective on November 4, 2015.

Hiring of Chief Financial Officer

On November 2, 2015, the Company’s Interim Chief Financial Officer, Dean Witter III, resigned, and the Company appointed James D. Wheat to serve as its new Chief Financial Officer. The compensation terms and other details of Mr. Wheat’s employment are set forth in his Offer Letter dated as of October 30, 2015.

Extension of Maturity of Senior Secured Notes

In November 2015, the Company extended the maturity date, and corresponding payment, of its outstanding Notes from June 30, 2018 to June 30, 2019. No other material terms of the Original Notes were amended. The Company is currently evaluating the potential future effects of the maturity extension on its financial position, results of operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events and results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, investment plans, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our technology, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation, and other circumstances affecting anticipated revenues and costs. The occurrence of the events described above or below could harm our business, results of operations, and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and additional risk factors disclosed in Part II., Other Information, Item 1A., Risk Factors in this Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview of Our Business

Unwired Planet, Inc. and, along with our subsidiaries, reporting on a consolidated basis, (referred to as “Unwired Planet”, the “Company”, “our”, “we”, or “us”) is an intellectual property licensing company with a portfolio of mobile technology patents and patent applications.

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

In addition, we continue to believe that a number of factors have made implementing our direct licensing strategy more challenging, including on-going uncertainty for intellectual property rights created largely by conflicting and evolving patent case law, such as the U.S. Supreme Court’s decision in Alice Corporation Pty. Ltd. v. CLS Bank International, which has resulted in divergent opinions regarding appropriate royalties created uncertainty as to the enforceability of our patents.

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Results of Operations

Overview of Financial Results During the Three Months Ended September 30, 2015 and September 30, 2014

Revenues

We anticipate generating revenue primarily from licensing our intellectual property, and from any other businesses we potentially may acquire in the future.

We recognized $1.3 million in net revenue during the three months ended September 30, 2015 consisting of the recognition of $1.6 million in license revenue from amounts previously recorded as deferred revenue under the Lenovo Licensing Agreement and incurred a related $0.3 million in fee share under the Ericsson MSA. These amounts were consistent with the Lenovo Licensing recognized in the prior comparable period.

Operating Expenses

The following table represents operating costs and expenses for the three months ended September 30, 2015 and 2014, respectively (in thousands):

	Three months ending September 30,
	2015	2014	Percent Increase (Decrease)
Patent licensing expense	$7,798	$7,582	3%
General and administrative	2,485	5,072	-51%
Restructuring and other costs	—	2	N	A

Total operating expenses	$10,283	$12,656	-19%

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

During the three months ended September 30, 2015 patent licensing expenses increased by 3% or $0.2 million compared with the same period of the 2015 fiscal year. The increase in patent licensing expense is primarily due to the Company’s on-going patent litigation activities. We expect our quarterly patent licensing expenses to remain consistent going forward, unless and until there is a significant change in the Company’s on-going enforcement or defense activities.

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

General and administrative expense for the three months ended September 30, 2015 decreased approximately 51% or $2.6 million from the same period of the 2015 fiscal year. The decrease in general and administrative expense is primarily attributable to non-recurring expenses incurred in the prior period consisting of $1.9 million of expense related to the evaluation of several strategic options including evaluation of a potential acquisition candidate and plans to raise additional capital, a $1.0 million bonus payable to the Company’s Chairman pursuant to the terms of his bonus agreement, and $0.4 million of expense related to a severance agreement entered into with the Company’s former Officer. These higher expenses in the prior period were partially offset by $0.4 million higher outside services expenses and $0.3 million higher stock-based compensation expenses in the current period. We expect our quarterly general and administrative expenses to remain relatively consistent on a quarterly basis during fiscal 2016, excluding currently unknown significant transactions or other unique events.

Interest Expense

During the three months ended September 30, 2015, we incurred interest expense of $1.2 million compared to $1.0 million in the same period of the 2015 fiscal year. Interest expense on the Company’s Senior Secured Notes consists of in-kind interest payments and amortization of debt discounts and deferred issue costs. For the remainder of the 2016 fiscal year, we expect our interest expense to increase slightly as compared to the prior periods based upon the compounding nature of the in-kind interest payments.

Working Capital and Capital Resources

As of September 30, 2015, our working capital was approximately $65.7 million, a decrease of approximately $9.7 million from June 30, 2015. The decrease in our working capital was primarily due to the $8.1 million used in operations, during the quarter.

The following table presents our cash flows for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ending September 30,
	2015	2014
Cash (used in) operating expenses	$(8,119)	$(30,103)
Cash provided by investing activities	7,975	10,000
Cash provided by (used in) financing activities	(46)	3

Net decrease in cash and cash equivalents	$(190)	$(20,100)

Cash Used In Operating Activities

Cash used in operating activities during the three months ended September 30, 2015 was approximately $8.1 million compared to cash used by operating activities of $30.1 million during the prior period. The change is primarily related to the settlement of a non-recurring fee obligation of approximately $20 million incurred during the three month period ended September 30, 2014 as well as a larger net loss recognized for the same period.

The Company’s operating cash during the current period was used in conducting its on-going patent licensing operations and other operating expenses, primarily off-set by non-cash compensation and interest payments in-kind (inclusive of discount amortization) totaling approximately $1.9 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the three months ended September 30, 2015 was approximately $8.0 million compared to cash provided in investing activities of $10.0 million during the same period of the 2015 fiscal year. The decrease during the current period is primarily related to the Company’s cash use in operations resulting in less cash available for investing activities. The Company does not anticipate significant changes in its investment activities for at least the next twelve months.

Cash Flows Provided by Financing Activities

During the three months ended September 30, 2015 and 2014 the Company did not conduct significant financing activities. Throughout the remainder of fiscal 2016 the Company expects to incur immaterial cash outflows associated with purchases of treasury stock as consistent with prior quarters.

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

Long-Term Debt Obligations and Commitments

As of September 30, 2015 our principal long-term debt obligation consisted of the Notes. On June 28, 2013, the Company entered into a note purchase agreement for the sale of our Notes in the amount of $25.0 million with Indaba. From the date of issuance of the Notes up to and inclusive of March 31, 2015, the Notes bore interest at 12.875%, paid quarterly as payment-in-kind. Beginning in June 2015, the Company has an option every quarter to pay interest on the Notes in cash with an interest rate of 12.5% or as in-kind payments at a higher interest rate of 12.875%.

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

In May of 2015, the Company was notified that Indaba Capital Fund LP sold our Notes in their entirety to MAST Capital Management, LLC as part of a private transaction. Upon subsequent correspondence, we identified MAST Capital Management, LLC as a significant shareholder. The sale of the Notes did not have any impact on the original terms including the maturity date, in-kind interest accruals, or principal amount.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President as Principal Executive Officer and our Chief Financial Officer, as Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. We identified a significant deficiency in our internal control over financial reporting during the period ending September 30, 2015, which we have taken steps that we believe will remediate the cause of the significant deficiency. We believe this significant deficiency does not change the effectiveness of our disclosure controls and procedures covered in this report. Based on the above evaluation, our President and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

In August 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking, among other things, a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM (the “Defendants”) and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”), which the Company withdrew in October 2012. The Federal District Court in Delaware lifted the stay in January 2013, and a claims construction, or “Markman,” hearing on one claim was held in November 2013. In February 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. Based on the results of the claim construction order, the parties stipulated to judgment of non-infringement and the Company has appealed to the Federal Circuit regarding the claim construction order issued by the District Court. The oral argument for the appeal was heard on November 3, 2015.

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

Unwired Planet LLC v. Square Inc. (“Square”)

In October 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies, and seeking unspecified monetary damages. A Markman hearing was held on September 22,

2014 and a claim construction order was issued in October of 2014. Discovery is ongoing. Square petitioned for inter partes review of two of the asserted patents, and covered business method review of the third asserted patent. The USPTO/PTAB instituted the requested reviews, and Unwired Planet and Square agreed to stay the Nevada litigation pending the outcome of the PTAB reviews. The final hearings at the PTAB were conducted in August and September 2015. On October 30, 2015, the PTAB issued a final decision invalidating all of the challenged claims of one of the three asserted patents (US Patent No. 8,275,359). The PTAB has not yet issued final decisions on the other two asserted patents.

Unwired Planet International Ltd v. Samsung, Google, Huawei, et.al (collectively “EU Defendants”)

In March 2014, the Company filed parallel patent infringement actions in the United Kingdom (“UK”) and Germany, alleging that the EU Defendants infringe six patents originally granted by the European Patent Office and now effective in both the UK and Germany, and seeking unspecified monetary damages. Four of the patents at issue in both cases were acquired by the Company from Ericsson pursuant to the MSA; one patent lists Openwave Systems as the assignee and the last patent lists Unwired Planet as the assignee. The UK lawsuit alleges that Samsung, Google, and Huawei infringe all six UK patents related to technologies fundamental to wireless communications found in mobile devices and network equipment, including the use of LTE telecommunication standards and push notification technology underpinning the Android ecosystem. The German lawsuit alleges that Samsung, Google, Huawei, LG, and HTC infringe the six German equivalents. Due to the number of defendants and the number of patents, both the UK and German courts have scheduled several trial dates rather than litigating all of the patents against all of the defendants in one trial.

The first German trial took place in June 2015. Following the hearing, the court dismissed the action against Huawei only with respect to one patent (EP (DE) 2,229,744), and a second trial will commence in Germany on November 26, 2015 at which time three patents will tried against LG, Samsung and Huawei (EP (DE) 2,119,286, 2,385,514, and 1,230,818).

The first patent infringement case in the UK was held in October 2015. The trial addressed Huawei and Samsung’s infringement of Patent No. EP (UK) 2,229,744. We currently expect a judgment from the UK court in late November. The remaining patents asserted in the UK will be tried in November/December of 2015 (EP(UK) 2,119,287 and 2,485,514), and in February (EP (UK) 1,230,818), April (EP (UK) 1,105,991) and June (EP (UK) 0,989,712) of 2016. In the UK, the prevailing party is generally able to recover a majority of its costs incurred in litigating its case.

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

HTC has filed an appeal with the German Supreme Court seeking to overturn a decision by the trial court, which the decision has been affirmed by the regional appellate court, that Unwired Planet is not required to post a bond as security for costs in the event HTC is ultimately successful on the merits.

For a further discussion of the UK and German litigation, and the possible effects on the Company’s results, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Unwired Planet, Inc. v. Microsoft

In July 2014, the Company filed suit in the U.S. District Court of Delaware alleging Microsoft breached a patent license agreement the two companies entered into in September 2011. The Company is seeking a declaratory judgment and damages for breach of contract. The parties have stipulated to simplify the case and reduce some of the issues, and discovery is now underway with respect to the issues remaining in the case. Summary judgment motions are due to be filed with the Court in the fall of 2015. A hearing on Unwired Planet’s motion for summary judgement has been scheduled for February 12, 2016.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

On-Going changes in our management and Board of Directors may continue to adversely impact our operating results.

In June 2015, we hired a new Chief Executive Officer. In July 2015, we hired a new Executive Vice President and General Counsel, and in October 2015 we hired a new Chief Financial Officer. In addition, four of our current directors, Dallas Clement, Mark Jensen, Greg Landis, and Bill Marino, will resign from the Board of Directors effective November 4, 2015, and the Board has nominated two new directors, to begin service prior to the Annual Meeting of Stockholders. Due to the number of new executives at the Company and directors on our Board, we may not be able to achieve operational results or strategic objectives as intended, or at all.

The newly-created Strategic Committee may not be able to achieve the goal of working with management to improve our operating results.

In September 2015, our Board of Directors created a Strategic Committee to work with management to explore potential acquisitions, possible sales or other dispositions of assets, as well as other possible transactions that would improve the overall results of the business. If we are unable to identify suitable acquisition candidates, purchasers of assets, or other entities interested in strategic business relationships, and if we are unable to consummate any one or more of those types of transactions, the failure to so could adversely affect our financial results.

A significant deficiency was recently identified in our internal control over stock option accounting, and although we have taken steps that we believe will remediate the cause of the significant deficiency, similar significant deficiencies may be identified in the future.

In connection with the preparation of the financial statements for the period ending September 30, 2015, our independent auditors along with management determined that a significant deficiency in our internal control over financial reporting of stock option expenses existed as a result of work performed by our former corporate controller that was not adequately communicated or understood by remaining financial personnel at the Company. Subsequent to the end of the period ending September 30, 2015, the Company has hired new personnel with experience in financial reporting, and intends to hire and train additional personnel. By taking these steps, we are working to remediate this significant weakness. However, even with these remedial measures underway, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional significant deficiencies in our internal control over financial reporting may be identified in the future.

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

Date: November 9, 2015

Unwired Planet, Inc.

/s/ Boris Teksler
Boris Teksler Chief Executive Officer and President (Principal Executive Officer)

/s/ Jim Wheat
Jim Wheat
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employement Offer Letter dated October 30, 2015 between Unwired Planet, Inc. and James D. Wheat.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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