Form 10-Q
period 2015-12-31
UNWIRED PLANET, INC.
filed 2016-02-05
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 4, 2016 there were 9,429,948 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	December 31,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$68,110	$73,755
Short-term investments	—	11,713
Restricted cash	30	27
Prepaid and other current assets	2,556	632
Total current assets	70,696	86,127
Property and equipment, net	105	110
Initial direct license costs, net	1,426	1,595
Debt issuance costs and other assets, net	919	1,052
Total assets	$73,146	$88,884
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,598	$678
Fee share obligation	—	500
Deferred revenue	5,005	5,005
Accrued liabilities	967	970
Accrued legal expense	9,209	3,152
Accrued compensation	444	433
Total current liabilities	17,223	10,738
Long-term note payable, related party	32,225	29,874
Deferred revenue, net of current portion	22,059	24,562
Other long-term liabilities	24	206
Total liabilities	71,531	65,380
Commitments and Contingencies (See Note 6)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000 shares authorized and 9,450 and 9,373 issued; and 9,428 and 9,362 outstanding at December 31, 2015 and June 30, 2015, respectively	9	9
Treasury stock, 21 and 11 shares at December 31, 2015 and June 30, 2015, respectively	(191)	(93)
Additional paid-in-capital	3,246,236	3,245,049
Accumulated other comprehensive income	148	234
Accumulated deficit	(3,244,587)	(3,221,695)
Total stockholders' equity	1,615	23,504
Total liabilities and stockholders' equity	$73,146	$88,884

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net revenue	$1,252	$1,252	$2,503	$2,503
Operating costs and expenses:
Patent licensing expenses	9,967	9,143	17,645	16,725
General and administrative	2,820	2,132	5,427	7,204
Restructuring and other related costs	—	—	—	2
Total operating costs and expenses	12,787	11,275	23,072	23,931
Operating loss from continuing operations	(11,535)	(10,023)	(20,569)	(21,428)
Interest income	2	22	6	46
Interest expense	(1,255)	(1,060)	(2,457)	(2,077)
Other income (expense), net	(49)	23	(9)	312
Loss from continuing operations	(12,837)	(11,038)	(23,029)	(23,147)
Income tax	161	—	134	—
Loss from continuing operations after income taxes	(12,676)	(11,038)	(22,895)	(23,147)
Discontinued operations:
Income from discontinued operations, net of tax	—	80	—	68
Net loss	$(12,676)	$(10,958)	$(22,895)	$(23,079)
Basic and diluted net loss per share from:
Continuing operations	$(1.35)	$(1.18)	$(2.44)	$(2.48)
Discontinued operations	—	—	—	—
Net loss per share	$(1.35)	$(1.18)	$(2.44)	$(2.48)
Weighted average shares outstanding basic and diluted	9,408	9,325	9,387	9,318

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(12,676)	$(10,958)	$(22,895)	$(23,079)
Other comprehensive income
Change in unrealized loss on marketable securities	—	(18)	—	(16)
Foreign currency translation adjustment	(52)	—	(86)	—
Other comprehensive loss	(52)	(18)	(86)	(16)
Comprehensive loss	$(12,728)	$(10,976)	$(22,981)	$(23,095)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,895)	$(23,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	52
Stock-based compensation	1,195	981
Non-cash restructuring charges	—	2
Amortization of premiums on investments, net	3	55
Realized loss on foreign currency	6	—
Gain on change in fair value of consultant incentive award obligation	—	(316)
In-kind interest on notes payable	2,108	1,857
Amortization debt discount and issuance costs	349	220
Changes in operating assets and liabilities:
Initial licensing costs	169	311
Prepaid assets, deposits, and other assets	(2,000)	(148)
Accounts payable	920	1,002
Fee share obligation	(500)	(20,032)
Accrued liabilities and other	(185)	(199)
Accrued legal expense	6,057	1,603
Accrued compensation	11	77
Deferred revenues	(2,503)	(2,502)
Accrued restructuring costs	—	(256)
Restricted cash	3	333
Net cash used in operating activities	(17,222)	(40,039)
Cash flows from investing activities:
Purchases of property and equipment	(35)	(30)
Proceeds from sales and maturities of investments	11,710	20,000
Net cash provided by investing activities	11,675	19,970
Cash flows from financing activities:
Proceeds from exercise of stock options	—	78
Purchase of treasury stock	(98)	(116)
Net cash used in financing activities	(98)	(38)
Net decrease in cash and cash equivalents	(5,645)	(20,107)
Cash and cash equivalents at beginning of period	73,755	93,877
Cash and cash equivalents at end of period	$68,110	$73,770
Non-cash investing and financing activity
Retirement of treasury stock	$—	$959
Unpaid debt and equity issuance costs	—	31
Total non-cash investing and financing activities	$—	$990

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Organization and Basis of Presentation

Organization

Unwired Planet, Inc. (referred to as “Unwired Planet” or the “Company”) is an intellectual property licensing company with a portfolio of worldwide mobile technology patents and patent applications. Our patents are held in two subsidiaries, Unwired Planet LLC, a Nevada corporation, and Unwired Planet International Limited, an Irish company, and cover a wide range of technology in the mobile ecosystem.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2015 and June 30, 2015, and the results of its operations for the three and six months ended December 31, 2015 and 2014, and cash flows for the six months ended December 31, 2015 and 2014. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

On December 4, 2015, the Company’s stockholders approved a one-for-twelve (1:12) reverse stock split of its common stock.  The reverse stock split was effective on January 5, 2016. The number of authorized shares of common stock was reduced from one billion to 350 million with the effectiveness of the reverse stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

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

(2) Stockholders’ Equity

Common Stock

As of December 31, 2015, the Company had  9,449,739 shares of common stock issued and 9,428,285 shares of common stock outstanding.

During the six months ended December 31, 2015, the Company:

•	issued 77,000 shares of common stock for vested restricted stock grants at par value

•	re-purchased 10,434 shares of common stock at a cost of $0.1 million, which is included in treasury stock.

Options

During the six months ended December 31, 2015, the Company granted stock options to both employees and non-employees.  The fair value of options is estimated on the date of grant using a Black-Scholes-Merton option pricing model.

The following table illustrates the assumptions used in estimating the fair value of the options during the six month period ended December 31, 2015:

Expected volatility	64.3 - 78.3%
Expected dividends	—
Expected term (years)	1.0 - 9.7
Risk-free rate	0.4 - 2.25%

A summary of option activity is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	640	$12.18
Options granted	131	9.01
Exercised	—	—
Forfeited, cancelled or expired	(11)	19.65
Outstanding at December 31, 2015	760	$11.53	7.40	$1,090
Exercisable at December 31, 2015	197	$19.92	1.58	$—

The estimated grant date fair value of options granted during the six months ended December 31, 2015 was $0.7 million. No options were granted during the six months ended December 31, 2014. As of December 31, 2015, there was $2.4 million of unrecognized compensation costs related to outstanding options.

Restricted Stock Awards and Units

During the six months ended December 31, 2015 and 2014, the Company granted 42,000 and 91,334 restricted stock units, respectively, with a grant date fair value of $0.5 million and $1.8 million, respectively.  As of December 31, 2015 the Company had 71,000 outstanding restricted stock units with unrecognized compensation cost totaling $0.8 million.

During the three months ended December 31, 2015 and 2014, the Company recognized stock based compensation of $0.6 million and $0.5 million, respectively; and $1.2 and $0.9 million for the six months ended December 31, 2015, and 2014, respectively.

(3) Borrowings

Senior Secured Notes

The Company’s Senior Secured Notes (“Notes”) are summarized below (in thousands):

	December 31,	June 30,
	2015	2015
Balance beginning of year	$29,874	$25,693
Issuance of in-kind notes	2,108	3,837
Amortization of discount	243	344
Balance end of period	$32,225	$29,874

For the six months ended December 31, 2015 and 2014, the Company recognized interest expense of $2.5 million and $2.1 million, respectively, inclusive of in-kind note issuances, and discount and issuance cost amortization.  Interest expense of $1.3 million and $1.1 million was recognized during the three months ended December 31, 2015 and 2014, respectively.

In December 2015, the Company extended the maturity date of the Notes from June 30, 2018 to June 30, 2019.  The extension of the maturity date did not result in a material modification to the present value of the cash flows associated with the payment due at maturity.

(4) Net Loss Per Share

The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of December 31,
	2015	2014
Potentially dilutive securities:
Non-vested restricted share units	71	153
Options outstanding	760	232
Consultant stock award with market condition	—	57
Non-vested restricted share awards	—	1
Total	831	443

(5) Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity and is based on Level 1 fair value hierarchy inputs.  The carrying amount of the Company’s other current assets and liabilities, with the exception of short-term investments, approximate fair value based on the short-term maturity of the instruments using Level 2 inputs.

Investments - the Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price.  The fair value of the Company’s short-term investments, which approximate amortized cost using Level 1 inputs, was zero and $11.7 at December 31, 2015 and June 30, 2015, respectively.

Long-Term Notes Payable - The Company’s long-term notes payable were recognized on a fair value basis using Level 3 inputs on the date of entry into the obligation and are not subject to fair value estimation on a recurring basis.

(6) Commitments and Contingencies

Contingent Legal Expenses

In connection with patent infringement litigation filed by the Company in the U.S. and Europe, the Company entered into two engagement agreements for legal services rendered to Unwired Planet, Inc. and its subsidiaries, both of which included a blended fixed fee and contingent “success fee” arrangement.  In both cases, the fixed fee element of both engagement agreements concluded on June 30, 2015, but the contingent fee arrangement continues.  In the case of the European litigation engagement agreement, the contingent fee arrangement was payable upon the first finding of validity and infringement in the United Kingdom, which occurred in December 2015.  The parties continue to discuss the exact amount of the contingent fee due to the law firm; however, the Company has accrued an estimated obligation due at December 31, 2015 of $4.3 million and does not expect to incur obligations in excess of this amount.  With respect to the U.S. litigation, the engagement letter with the law firm provides that the contingency fee is based upon proceeds net of Ericsson’s fee share under the terms of the Master Sale Agreement by and among Telefonaktiebolaget L M Ericsson, Cluster LLC, Unwired Planet, Inc., Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC, and Unwired Planet, LLC dated January 10, 2013, as amended (the “MSA”).  In both of the U.S. cases covered by this contingency fee arrangement, the trial courts ruled against the Company, and the matters are now on appeal to the U.S. Court of Appeals for the

Federal Circuit.  Given the initial rulings against the Company, it is unclear whether the contingency fee provisions of the fee arrangement for the U.S. litigation will ever be triggered.

Under court rules in the United Kingdom, parties to litigation are entitled to reimbursement of its attorney’s fees with respect to portions of the case on which it prevails.  The Company will become liable for the opposing parties’ attorney fees and costs if it loses all or a portion of the pending litigation in the United Kingdom.  The Company has not accrued for any such losses as of December 31, 2015 because the amount of such loss was not reasonably estimable nor was a loss in the pending United Kingdom litigation probable as of December 31, 2015.

In August 2015, the Company engaged a consultant to assist in the progression of its international patent enforcement litigation efforts, primarily focused in the United Kingdom (“UK”).  As part of this engagement, the Company agreed to pay the consultant for various types of favorable outcomes as mutually agreed by the Company and the consultant.  The fees, paid on a per outcome basis, range from $100,000 to $200,000 depending on the various components of the litigation.  At December 31, 2015, the Company accrued $200,000 of success fees payable associated with a UK High Court ruling in November 2015.  The Company cannot reasonably determine the likelihood of additional favorable outcomes related to other on-going litigation and has not recognized additional success fees payable as of December 31, 2015.

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

Operating Lease

In September 2015, the Company entered into a three year lease with a base monthly rent of $11,250 to move its corporate headquarters to Los Altos, California. Upon execution of the lease, the Company paid a $50,000 refundable deposit. For the periods ended December 31, 2016, 2017, and 2018 the Company is obligated to pay approximately $100,000 per year.

(7) Patent License and Patent Purchase Agreements

In March 2014, the Company entered into a Patent License Agreement (“License Agreement”) with a subsidiary of Lenovo Group Limited (“Lenovo”). License fee revenue is recognized ratably over the estimated licensing term of seven years and the Ericsson fee share is 20% of the gross licensing revenue.

The following table summarizes gross license revenue, fee share, and net revenue for the six month period ended December 31, 2015 (in thousands):

License fee revenue	$3,128
Fee share	(625)
Net Revenue	$2,503

The following table summarizes the licensing revenue recognition and Ericsson fee share for the License Agreement over the remaining term of the License Agreement:

	2016 (1)	2017	2018	2019	2020	2021	Total
License Revenue Recognition	$3,128	$6,256	$6,256	$6,256	$6,256	$4,468	$32,620
Fee share	(626)	(1,251)	(1,251)	(1,251)	(1,251)	(926)	$(6,556)
Net Revenue	$2,502	$5,005	$5,005	$5,005	$5,005	$3,542	$26,064

(1)	Remaining amount for the 2016 fiscal year

The net revenue amounts above are recorded as deferred revenue on the Condensed Consolidated Balance Sheets.

(8) Subsequent Events

On January 6, 2016, the Board of Directors of Unwired Planet, Inc. (the “Company”) appointed H. Steven Wilson to the Board of Directors. Mr. Wilson will serve on the Company’s Audit Committee and the Nominating and Corporate Governance Committee.  As

a newly appointed non-employee director, Mr. Wilson is entitled to receive equity compensation for his services on the Board of Directors of the Company.  Pursuant to the Company’s Second Amended and Restated 1999 Directors’ Equity Compensation Plan, the Company has granted Mr. Wilson 7,639 restricted stock units. The restricted stock units vest in full on December 4, 2016, contingent upon Mr. Wilson’s continued service on the Board of Directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events and results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, investment plans, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our technology, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation, and other circumstances affecting anticipated revenues and costs. The occurrence of the events described above or below could harm our business, results of operations, and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and additional risk factors disclosed in Part II., Other Information, Item 1A., Risk Factors in this Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

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

In addition, we continue to believe that a number of factors have made implementing our direct licensing strategy more challenging, including on-going uncertainty for intellectual property rights created largely by conflicting and evolving patent case law, such as the U.S. Supreme Court’s decision in Alice Corporation Pty. Ltd. v. CLS Bank International, which has resulted in divergent opinions regarding the validity of certain types of patents and has created uncertainty as to the enforceability of our patents.

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Results of Operations

Overview of Financial Results During the Three and Six Months Ended December 31, 2015, and December 31, 2014

Revenues

We anticipate generating revenue primarily from licensing our intellectual property.

We recognized $1.3 million and $2.5 million in net revenue during the three and six months ended December 31, 2015, respectively, consisting of amounts previously recorded as deferred revenue under the Lenovo Licensing Agreement, net of the fee share under the Ericsson MSA. These amounts were consistent with the Lenovo Licensing revenue recognized in prior comparable period.

Operating Expenses

The following table represents operating costs and expenses for the three and six months ended December 31, 2015 and 2014, respectively (in thousands):

	Six Months ending December 31,
	2015	2014	Percentage Increase Decrease
Patent licensing expense	$17,645	$16,725	6%
General and administrative	5,427	7,204	-25%
Restructuring and other costs	—	2	N/A
Total operating expenses	$23,072	$23,931	-4%

	Three Months ending December 31,
	2015	2014	Percentage Increase Decrease
Patent licensing expense	$9,967	$9,143	9%
General and administrative	2,820	2,132	32%
Total operating expenses	$12,787	$11,275	13%

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

During the three and six months ended December 31, 2015, patent licensing expenses increased by 9% and 6%, respectively, compared with the same periods of the 2015 fiscal year. The increase in patent licensing expenses during the three months ended December 31, 2015 compared with the same period of the 2015 fiscal year is primarily due to the occurrence of three trials in the United Kingdom (UK) and Germany.

On November 23, 2015 the UK High Court – the UK trial court of first instance – issued its judgment that cell phone manufacturers Samsung and Huawei infringe an LTE standards-essential patent (SEP) held by us. As a result of the favorable judgement we have accrued a liability for a success fee of $4.3 million; however, under the terms of our engagement with our UK legal counsel, the exact amount due remains unclear and subject to negotiation. At a hearing on December 16, 2015, the Court ordered the defendants to make an initial payment to the Company of £1,270,800 (approximately $1.9 million) as partial reimbursement for our costs of litigating the case. If the parties are unable to agree upon the remaining fees that the defendants must reimburse us, the Court will hold a further hearing; that hearing has not yet been scheduled.  In addition, the defendants have appealed the High Court’s decision; no date has been set for a hearing on the defendants’ appeal.

The second UK trial commenced on December 1, 2015.  On January 29, 2016, the court handed down its judgment ruling in favor of defendants, finding that patents EP (UK) 2,119,287 and EP (UK) 2,485,514 were invalid in the United Kingdom due to prior art.  We are currently evaluating our grounds for appeal.

The third UK trial was scheduled to commence on February 2, 2016, but trial was delayed approximately one week due to personal circumstances involving one of the witnesses in the trial.  The fourth and fifth patent trials are currently scheduled to commence during the last week of April, and in early July 2016.

A sixth trial is scheduled for October 2016 in which the court will consider commercial law questions, including the question of how to apply “fair, reasonable and non-discriminatory,” or “FRAND,” licensing principles to the standards-essential patents at issue in this series of cases. The outcome of the commercial case will establish the measure of damages to be awarded.

Additionally, a parallel trial on three patents commenced on November 26, 2015, in Germany. On January 21, 2016, the German court published its order in that case.  The court held Samsung, Huawei and LG Electronics’ cellular handsets infringe all three patents, which read to the LTE and UMTS standards.  In addition, the Court ruled that Samsung and Huawei infringe one of our patents that covers LTE infrastructure equipment.  Two further infringement trials are scheduled in Germany, one will begin on June 30, 2016 and the other is scheduled for February 7, 2017.

The increase in patent licensing expense during the six months ended December 31, 2015 compared with the same period of the 2015 fiscal year is primarily due to the same events associated with our ongoing litigation in the UK described above. In addition, prosecution and maintenance expense in the current period was $1.0 million lower and licensing support expense was $0.5 million lower compared with the same expenses in the prior period.

We expect our quarterly patent licensing expenses to vary in accordance with our litigation activities.

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

General and administrative expense for the three and six months ended December 31, 2015, increased approximately 32% and decreased approximately 25% from the same periods of the 2015 fiscal year. The increase in general and administrative expense during the three months ended December 31, 2015 compared with the same period of the 2015 fiscal year is primarily attributable to increases of $0.3 million in stock-based compensation expense and $0.3 million of other employee expense in the current period associated with the changes on our board of directors and new executive management.

The decrease in general and administrative expense during the six months ended December 31, 2015, compared with the same period of the 2015 fiscal year is primarily attributable to $1.9 million expense related to the evaluation of several strategic options and plans to raise additional capital in the prior period.

We expect our quarterly general and administrative expenses to remain relatively consistent on a quarterly basis during fiscal 2016, excluding currently unknown significant transactions or other unique events.

Interest Expense

During the three and six months ended December 31, 2015, we incurred interest expense of $1.3 million and $2.5 million compared to $1.1 million and $2.1 million in the same periods of the 2015 fiscal year. Interest expense on our Senior Secured Notes consists of in-kind interest payments and amortization of debt discounts and deferred issue costs. For the remainder of the 2016 fiscal year, we expect our interest expense to increase as compared to the prior periods based upon the compounding nature of the in-kind interest payments.

Working Capital and Capital Resources

As of December 31, 2015, our working capital was approximately $53.5 million, a decrease of approximately $21.9 million from June 30, 2015. The decrease in our working capital was primarily the result of increases in our patent litigation and the use of cash to pay other operational expenses.  We do not expect our working capital to stabilize or increase until we enter into additional cash generating transactions.

The following table presents our cash flows for the six months ended December 31, 2015 and 2014 (in thousands):

	Six Months ending December 31,
	2015	2014
Cash used in operating activities	$(17,222)	$(40,039)
Cash provided by investing activities	11,675	19,970
Cash used in financing activities	(98)	(38)
Net decrease in cash and cash equivalents	$(5,645)	$(20,107)

Cash Used In Operating Activities

Cash used in operating activities during the six months ended December 31, 2015, was approximately $17.2 million compared to cash used by operating activities of $40.0 million during the prior period.  The decrease is primarily related the settlement of a non-recurring fee obligation of approximately $20.0 million incurred during the period ended December 31, 2014, as well as a larger net loss recognized for the same period.

Cash Provided by Investing Activities

Cash provided by investing activities during the six months ended December 31, 2015, was approximately $11.7 million compared to cash provided by investing activities of $20.0 million during the same period of the 2015 fiscal year. The decrease during the current period is primarily related to the Company’s cash use in operations resulting in less cash available for investing activities.  The Company does not anticipate significant changes in its investment activities for at least the next twelve months.

Cash Flows Provided by Financing Activities

During the six months ended December 31, 2015 and 2014, the Company did not conduct significant financing activities.  Throughout the remainder of fiscal 2016 the Company expects to incur immaterial cash outflows associated with purchases of treasury stock.

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

Long-Term Debt Obligations and Commitments

As of December 31, 2015, our principal long-term debt obligation consisted of our outstanding notes payable obligation initially entered into on June 28, 2013.  The Company is not obligated to make any payments and is incurring in-kind interest charges at an annual rate of 12.875%.

Since June 2015, we have had the option to redeem some or all of the Notes using net cash proceeds from the sale, lease, conveyance, transfer or other disposition of its patents at a redemption price equal to 110% of principal and accrued and unpaid interest or redeem some or all of the Notes at a redemption price initially equal to 110% of principal and declining over time plus accrued and unpaid interest.  As of the date of this report, we did not elect any of our available redemption options.

In May of 2015, the Company was notified that Indaba Capital Fund LP, the initial holder of the notes, sold our Notes in their entirety to MAST Capital Management, LLC as part of a private transaction. Upon subsequent correspondence, we identified MAST Capital Management, LLC as a significant shareholder. The sale of the Notes did not have any impact on the original terms including the maturity date, in-kind interest accruals, or principal amount.

In December 2015, we and funds managed by MAST Capital Management LLC agreed to extend the maturity date of the Notes from June 30, 2018 to June 30, 2019, and that agreement was memorialized in a supplemental indenture that we have previously filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President as Principal Executive Officer and our Chief Financial Officer, as Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015. We identified a significant deficiency in our internal control over financial reporting during the period ending September 30, 2015, which we have taken steps that we believe will remediate the cause of the significant deficiency. We believe this significant deficiency does not change the effectiveness of our disclosure controls and procedures covered in this report. Based on the above evaluation, our President and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Openwave Systems Inc.(Unwired Planet) v. Apple Inc. (“Apple”), Research in Motion Ltd, and Research in Motion Corp. (“RIM”) (now known as Blackberry)

In August 2011, the Company filed a complaint in the Federal District Court for the District of Delaware against Apple and RIM, alleging that Apple and RIM products infringe certain of the Company’s patents, seeking, among other things, a declaration that the Company’s patents cited in the complaint have been infringed by Apple and RIM (the “Defendants”) and that these patents are valid and enforceable, damages as a result of the infringement, and an injunction against further infringement. This matter was stayed pending a parallel case filed with the International Trade Commission (“ITC”), which the Company withdrew in October 2012. The Federal District Court in Delaware lifted the stay in January 2013, and a claims construction, or “Markman,” hearing on one claim was held in November 2013. In February 2014, the Court issued a Memorandum Opinion regarding the results of the claim construction hearing. Based on the results of the claim construction order, the parties stipulated to judgment of non-infringement and the Company has appealed to the Federal Circuit regarding the claim construction order issued by the District Court. The oral argument for the appeal took place on November 3, 2015. In an order published on January 15, 2016, the court rejected the Company’s arguments and upheld the trial court judgment. The Company has no plans to appeal this ruling.

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

Unwired Planet LLC v. Square Inc. (“Square”)

In October 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies, and seeking unspecified monetary damages. A Markman hearing was held on September 22, 2014 and a claim construction order was issued in October of 2014. Square petitioned for inter partes review of two of the asserted patents, and covered business method review of the third asserted patent. The USPTO/PTAB instituted the requested reviews, and Unwired Planet and Square agreed to stay the Nevada litigation pending the outcome of the PTAB reviews. The final hearings at the PTAB were conducted in August and September 2015. On October 30, 2015, the PTAB issued a final decision invalidating all of the challenged claims of one of the three asserted patents (US Patent No. 8,275,359). The PTAB held that all patent claims challenged by Square were invalid. The Company timely filed an appeal on December 31, 2015.

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

The first German trial took place in June 2015. Following the hearing, the court dismissed the action against Huawei only with respect to one patent (EP (DE) 2,229,744). A second trial took place in Germany beginning on November 26, 2015. On January 21, the Court published its order, finding that cellular handsets made by LG Electronics, Samsung and Huawei infringed EP (DE) 2,119,287; 2,385,514; and 1,230,818. In addition, the Court found that cellular infrastructure equipment made by Samsung and Huawei infringed the ‘287 patent. Two additional trials are scheduled in Germany, one will begin June 30, 2016, and the other will begin on February 16, 2017.

The first patent infringement case in the UK was held in October 2015. The trial addressed Huawei and Samsung’s infringement of Patent No. EP (UK) 2,229,744. On November 23, 2015, the Court handed down its judgment that Huawei and Samsung infringed the ‘744 patent. At a subsequent hearing on January 16, 2016, the Court awarded the Company an initial payment of £1,270,800, or approximately $1.9 million, as partial reimbursement of our cost of litigating the case. If the parties are unable to agree upon the remaining fee that defendants must reimburse the Company, the Court will hold a further hearing to rule on the fees; that hearing has not yet been scheduled. In addition, defendants have filed an appeal of the High Court’s decision; a date for the appeal hearing has not been scheduled.

A second trial in the UK commenced on December 30, 2015, with respect to two patents EP(UK) 2,119,287 and 2,485,514. After a multi-day trial the Court entered judgment on January 29, 2016, finding that the two patents were invalid based upon prior art. The Company is evaluating whether to appeal the Court’s judgment.

Three other trials will take place in 2016. A trial is scheduled to proceed the first week of February 2016 on our patent EP (UK) 1,230,818, a second trial will commence during the last week of April 2016 on our patent EP (UK) 1,105,991, and a third trial is scheduled for late June 2016 on our patent EP (UK) 0,989,712.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and those disclosed on our Quarterly Report on Form 10-Q for the period ended September 30, 2015.

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

This and other limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than they would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. For example, if and when we seek to apply our NOL carry-forwards to reduce our tax liability, we will have the burden of proof with respect to the losses we incurred —in some cases up to 20 years ago. We may not meet our burden of proof if these records are difficult to locate or otherwise are unavailable, which could diminish the value of the available NOL carry-forwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed. See Note 12 of the Notes to the Consolidated Financial Statements contained in our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2015 for more details.

Our alternative fee arrangements with litigation counsel could limit our net proceeds derived from any successful patent enforcement actions.

We have entered into agreements for legal services in which we have agreed to pay our outside counsel a combination of fixed or hourly fees and a success fee for our patent enforcement matters. These agreements typically require payment of a fixed fee for a period of time, hourly fees, and payment of a contingency fee upon a settlement or collection of a judgment. Contingency fees in our agreements are usually based upon a percentage of the amount of a settlement or a judgment. Some of the agreements contain dollar limits on the total contingency fee that may be earned. We are responsible for the current payment of out of pocket expenses incurred in connection with the patent enforcement matters.

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

Date: February 4, 2016

Unwired Planet, Inc.

/s/ Boris Teksler
Boris Teksler
Principal Executive Officer

/s/ James D. Wheat
James D. Wheat
Principal Financial Officer

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

4.2

Tax Benefits Preservation Agreement, dated as of January 20, 2015, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 21, 2015).

4.3

First Supplemental Indenture, dated as of December 23, 2015, between Unwired Planet, Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014, and incorporated herein by reference).

10.1

Second Amendment to Master Sale Agreement, dated as of September 16, 2014, by and among Telefonaktiebolaget L M Ericsson, Cluster LLC, Unwired Planet, Inc., Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC, and Unwired Planet, LLC.

22.1

Results of Matters Submitted to a Vote of Security Holders (incorporated by reference to Item 5.07 Submission of Matters to a Vote of Securities Holders as reported on the Form 8-K filed on December 10, 2015).

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