Form 10-Q
period 2016-03-31
UNWIRED PLANET, INC.
filed 2016-05-03
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 3, 2016 there were 9,440,191 shares of the registrant’s Common Stock outstanding.

UNWIRED PLANET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Unaudited

	March 31,	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$55,856	$73,755
Short-term investments	—	11,713
Restricted cash	4	27
Prepaid and other current assets	2,561	632
Total current assets	58,421	86,127
Property and equipment, net	93	110
Initial direct license costs, net	1,341	1,595
Debt issuance costs and other assets, net	971	1,052
Total assets	$60,826	$88,884
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,011	$678
Fee share obligation	—	500
Deferred revenue	5,005	5,005
Accrued liabilities	921	970
Accrued legal expense	2,760	3,152
Accrued compensation	485	433
Total current liabilities	14,182	10,738
Long-term note payable, related party	33,410	29,874
Deferred revenue, net of current portion	20,808	24,562
Other long-term liabilities	20	206
Total liabilities	68,420	65,380
Commitments and Contingencies (See Note 6)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000 shares authorized and 9,444 and 9,373 issued; and 9,440 and 9,362 outstanding at March 31, 2016 and June 30, 2015, respectively	9	9
Treasury stock, 4 and 11 shares at March 31, 2016 and June 30, 2015, respectively	(43)	(93)
Additional paid-in-capital	3,246,634	3,245,049
Accumulated other comprehensive income	182	234
Accumulated deficit	(3,254,376)	(3,221,695)
Total stockholders' equity (deficit)	(7,594)	23,504
Total liabilities and stockholders' equity (deficit)	$60,826	$88,884

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenue	$1,251	$1,251	$3,754	$3,754
Operating costs and expenses:
Patent licensing expenses	6,509	7,895	24,154	24,620
General and administrative	3,369	2,115	8,796	9,321
Restructuring and other related costs	—	—	—	2
Total operating costs and expenses	9,878	10,010	32,950	33,943
Operating loss from continuing operations	(8,627)	(8,759)	(29,196)	(30,189)
Interest income	-	16	6	61
Interest expense	(1,220)	(1,104)	(3,677)	(3,181)
Other income	73	283	64	598
Loss from continuing operations	(9,774)	(9,564)	(32,803)	(32,711)
Income tax benefit (expense)	(12)	—	122	—
Loss from continuing operations after income taxes	(9,786)	(9,564)	(32,681)	(32,711)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(83)	—	(15)
Net loss	$(9,786)	$(9,647)	$(32,681)	$(32,726)
Basic and diluted net loss per share from:
Continuing operations	$(1.04)	$(1.03)	$(3.48)	$(3.51)
Discontinued operations	—	—	—	—
Net loss per share	$(1.04)	$(1.03)	$(3.48)	$(3.51)
Weighted average shares outstanding basic and diluted	9,432	9,342	9,402	9,326

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(9,786)	$(9,647)	$(32,681)	$(32,726)
Other comprehensive income
Change in unrealized loss on marketable securities	—	(3)	—	(19)
Foreign currency translation adjustment	34	—	(52)	—
Other comprehensive income (loss)	34	(3)	(52)	(19)
Comprehensive loss	$(9,752)	$(9,650)	$(32,733)	$(32,745)

See accompanying notes to condensed consolidated financial statements

UNWIRED PLANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,681)	$(32,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	80
Stock-based compensation	1,743	1,543
Non-cash restructuring charges	—	2
Amortization of premiums on investments, net	3	70
Realized gain on foreign currency	(87)	—
Gain on change in fair value of consultant incentive award obligation	—	(316)
In-kind interest on notes payable	3,214	2,832
Amortization debt discount and issuance costs	464	349
Changes in operating assets and liabilities:
Initial licensing costs	254	395
Prepaid assets, deposits, and other assets	(1,965)	(23)
Accounts payable	4,333	1,486
Fee share obligation	(500)	(20,032)
Accrued liabilities and other	(226)	(63)
Accrued legal expense	(392)	-
Accrued compensation	52	-
Deferred revenues	(3,754)	(3,753)
Accrued restructuring costs	—	(256)
Restricted cash	23	586
Net cash used in operating activities	(29,467)	(49,826)
Cash flows from investing activities:
Purchases of property and equipment	(35)	(30)
Proceeds from sales and maturities of investments	11,710	30,000
Net cash provided by investing activities	11,675	29,970
Cash flows from financing activities:
Proceeds from exercise of stock options	—	92
Purchase of treasury stock	(107)	(178)
Net cash used in financing activities	(107)	(86)
Net decrease in cash and cash equivalents	(17,899)	(19,942)
Cash and cash equivalents at beginning of period	73,755	93,877
Cash and cash equivalents at end of period	$55,856	$73,935
Non-cash investing and financing activity
Retirement of treasury stock	$156	$1,002
Unpaid debt and equity issuance costs	—	31
Total non-cash investing and financing activities	$156	$1,033

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2016 and June 30, 2015, and the results of its operations for the three and nine months ended March 31, 2016 and 2015, and cash flows for the nine months ended March 31, 2016 and 2015. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

(2) Stockholders’ Equity

Common Stock

As of March 31, 2016, the Company had  9,444,490 shares of common stock issued and 9,440,191 shares of common stock outstanding.

During the nine months ended March 31, 2016, the Company:

•	issued 89,410 shares of common stock for vested restricted stock grants at par value
•	re-purchased 11,445 shares of common stock at a cost of $0.1 million, which is included in treasury stock
•	retired 217,988 shares of treasury stock

Options

During the nine months ended March 31, 2016, the Company granted stock options to both employees and non-employees.  The fair value of options is estimated on the date of grant using a Black-Scholes-Merton option pricing model.

The following table illustrates the assumptions used in estimating the fair value of the options during the nine month period ended March 31, 2016:

Expected volatility	64.3 - 78.3%
Expected dividends	—
Expected term (years)	1.0 - 9.7
Risk-free rate	0.4 - 2.25%

A summary of option activity is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2015	640	$12.18
Options granted	131	9.01
Exercised	—	—
Forfeited, cancelled or expired	(136)	19.62
Outstanding at March 31, 2016	635	$9.93	8.58	$789
Exercisable at March 31, 2016	75	$20.57	3.87	$—

The estimated grant date fair value of options granted during the nine months ended March 31, 2016 was $0.7 million. No options were granted during the nine months ended March 31, 2015. As of March 31, 2016, there was $2.0 million of unrecognized compensation costs related to outstanding options.

Restricted Stock Awards and Units

During the nine months ended March 31, 2016 and 2015, the Company granted 50,000 and 1,151,000 restricted stock units, respectively, with a grant date fair value of $0.6 million and $1.8 million, respectively.  As of March 31, 2016 the Company had 62,000 outstanding restricted stock units with unrecognized compensation cost totaling $0.8 million.

During both of the three months ended March 31, 2016 and 2015, the Company recognized stock based compensation of $0.5 million;and $1.7 and $1.5 million for the nine months ended March 31, 2016, and 2015, respectively.

(3) Borrowings

Senior Secured Notes

The Company’s Senior Secured Notes (“Notes”) are summarized below (in thousands):

	March 31,	June 30,
	2016	2015
Balance beginning of year	$29,874	$25,693
Issuance of in-kind notes	3,214	3,837
Amortization of discount	322	344
Balance end of period	$33,410	$29,874

For the nine months ended March 31, 2016 and 2015, the Company recognized interest expense of $3.7 million and $3.2 million, respectively, inclusive of in-kind note issuances, and discount and issuance cost amortization.  Interest expense of $1.2 million and $1.1 million was recognized during the three months ended March 31, 2016 and 2015, respectively.

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

(4) Net Loss Per Share

The following table sets forth potential shares of Company common stock that are not included in the diluted net loss per share calculation because to do so would reduce net loss per share for the periods indicated below (in thousands):

	As of March 31,
	2016	2015
Potentially dilutive securities:
Non-vested restricted share units	58	6
Options outstanding	760	2,639
Non-vested restricted share awards	—	1,651
Total	818	4,296

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

Investments - the Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price.  The fair value of the Company’s short-term investments, which approximate amortized cost using Level 1 inputs, was zero and $11.7 million at March 31, 2016 and June 30, 2015, respectively.

Long-Term Notes Payable - The Company’s long-term notes payable were recognized on a fair value basis using Level 3 inputs on the date of entry into the obligation and are not subject to fair value estimation on a recurring basis.

(6) Commitments and Contingencies

Contingent Legal Expenses

In connection with patent infringement litigation filed by the Company in the U.S. and Europe, the Company entered into two engagement agreements for legal services rendered to Unwired Planet, Inc. and its subsidiaries, both of which included a blended fixed fee and contingent “success fee” arrangement.  In both cases, the fixed fee element of both engagement agreements concluded on June 30, 2015, but the contingent fee arrangement continues.  In the case of the European litigation engagement agreement, the contingent fee arrangement was payable upon the first finding of validity and infringement in the United Kingdom, which occurred in December 2015 and was paid during the three months ended March 31, 2016.  With respect to the U.S. litigation, the engagement letter with the law firm provides that the contingency fee is based upon proceeds net of Ericsson’s fee share under the terms of the Master Sale Agreement by and among Telefonaktiebolaget L M Ericsson, Cluster LLC, Unwired Planet, Inc., Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC, and Unwired Planet, LLC dated January 10, 2013, as amended (the “MSA”).

Under court rules in the United Kingdom, parties to litigation are entitled to reimbursement of their attorney’s fees with respect to portions of the case on which they prevail.  The Company will become liable for the opposing parties’ attorney fees and costs if it loses all or a portion of the pending litigation in the United Kingdom.  During the three months ended March 31, 2016, the Company paid approximately $3.1 million in partial attorneys’ fees reimbursements to defendants in the United Kingdom litigation in compliance with the court’s order as a result of losing a trial held in February 2016.  The Company has not accrued for any additional losses as of March 31, 2016 because the amount of such additional loss was not reasonably estimable nor was a further obligation to pay such loss in the pending United Kingdom litigation probable as of March 31, 2016.  Rather, as a result of the judgment announced on March 22, 2016, the other parties will be responsible for reimbursing approximately $1.7 million in legal costs previously incurred by the Company which is recognized in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

In August 2015, the Company engaged a consultant to assist in the progression of its international patent enforcement litigation efforts, primarily focused in the United Kingdom (“UK”).  As part of this engagement, the Company agreed to pay the consultant for various types of favorable outcomes as mutually agreed by the Company and the consultant.  The fees, paid on a per outcome basis, range from $100,000 to $200,000 depending on the various components of the litigation.    The Company cannot reasonably determine the likelihood of additional favorable outcomes related to other on-going litigation and has recognized success fees payable of $125,000 as of March 31, 2016.

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

Operating Lease

In September 2015, the Company entered into a three year lease with a base monthly rent of $11,250 to move its corporate headquarters to Los Altos, California. Upon execution of the lease, the Company paid a $50,000 refundable deposit. For the periods ended March 31, 2016, 2017, and 2018 the Company is obligated to pay approximately $100,000 per year.

(7) Patent License and Patent Purchase Agreements

In March 2014, the Company entered into a Patent License Agreement (“License Agreement”) with a subsidiary of Lenovo Group Limited (“Lenovo”). License fee revenue is recognized ratably over the estimated licensing term of seven years and the Ericsson fee share is 20% of the gross licensing revenue.

The following table summarizes gross license revenue, fee share, and net revenue for the nine month period ended March 31, 2016 (in thousands):

License fee revenue	$4,692
Fee share	(938)
Net Revenue	$3,754

The following table summarizes the licensing revenue recognition and Ericsson fee share for the License Agreement over the remaining term of the License Agreement:

	2016 (1)	2017	2018	2019	2020	2021	Total
License Revenue Recognition	$1,564	$6,256	$6,256	$6,256	$6,256	$4,468	$31,056
Fee share	(313)	(1,251)	(1,251)	(1,251)	(1,251)	(926)	$(6,243)
Net Revenue	$1,251	$5,005	$5,005	$5,005	$5,005	$3,542	$24,813

(1)	Remaining amount for the 2016 fiscal year

The net revenue amounts above are recorded as deferred revenue on the Condensed Consolidated Balance Sheets.

(8) Subsequent Events

Purchase and Sale Agreement

On April 6, 2016, the Company entered into Purchase and Sale Agreement (the “PSA”) with Optis UP Holdings, LLC (“Optis”), pursuant to which Optis will acquire all of the outstanding capital stock of selected subsidiaries of the Company, including Unwired Planet IP Holdings, Inc., a Delaware corporation (“Sub 1”), and all of the outstanding membership interests of Unwired Planet IP Manager, LLC, a Delaware limited liability company (“Sub 2”, and together with Sub 1, the “Holding Companies”) (collectively, the

“Divestiture”). The Holding Companies own all of the outstanding membership interests of Unwired Planet, LLC, a Nevada limited liability company (“UPLLC”), and UPLLC owns all of the outstanding shares of Unwired Planet International Limited, an Irish company limited by shares (“Unwired Planet Ireland” and together with Sub 1, Sub 2 and UPLLC, the “Unwired Planet Companies”). UPLLC and Unwired Planet Ireland collectively own all of the Company’s patent assets. The aggregate purchase price for the Divestiture will be a total of up to $40,000,000; as specified in the PSA, Optis will pay the Company $30,000,000 less certain adjustments upon the closing of the Divestiture, and $10,000,000 less certain other potential adjustments upon the second anniversary of the closing.

The completion of the Divestiture is subject to certain conditions, including, among others: (i) the Company stockholders’ approval, (ii) the absence of an order or law prohibiting consummation of the transactions (including without limitation a stop order issued by the Securities and Exchange Commission suspending the use of the proxy statement sent to stockholders in connection with meeting scheduled to approve the Divestiture), (iii) the consent of the holders of the Company’s Senior Secured Notes due 2019 and (iv) the consents of Telefonaktiebolaget L M Ericsson (“Ericsson”) and Cluster LLC.

The PSA contains specified termination rights for both Optis and the Company, including that, in general, either party may terminate if the Divestiture is not consummated on or before July 31, 2016. If the PSA is terminated under certain specified circumstances, including in connection with the Company’s entry into a definitive agreement for a superior proposal, the Company must pay Optis a termination fee of $2.0 million.  Upon closing the transaction, the Company will be required to pay $4.6 million to its counsel McKool Smith PC as settlement for the cancellation of the service agreement with that firm.  Similarly, the Company will be required to pay $200,000 to the Company’s European counsel for the cancellation of their contract.  In addition, the Company continues to bear all the risk of paying Microsoft’s legal fees in the event it is not successful and the Company will be required to share one-half of any recovery with Optis in the event the litigation is successful.

The patent assets contemplated by the Divesture have not previously been capitalized in the accompanying condensed consolidated balance sheets.  Additionally, there are no other assets with a material carrying value as presented in the accompanying condensed consolidated balance sheet that will be disposed of upon closing of the Divesture.

Finally, the Company is currently evaluating the financial statement presentation of the Divesture entities in future periods. Historically, the Divesture entities’ have comprised over 90% of total expenses for each period presented in the accompanying condensed consolidated statements of operations and cash flows.

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

Through the period ended March 31, 2016, our strategy included direct licensing, litigation when necessary, sale of our patents, joint ventures, and partnering with one or more intellectual property specialists. We intended to generate revenue by licensing our patented innovations and technologies to companies that develop mobile communications, software infrastructure, or hardware, and/or develop mobile communications products. Our goal was to obtain compensation for the use of our patented ideas through fair and reasonable royalties on our intellectual property.  Recently, a number of factors have made implementing our direct licensing strategy more challenging, including on-going uncertainty for intellectual property rights created largely by conflicting and evolving patent case law, such as the U.S. Supreme Court’s decision in Alice Corporation Pty. Ltd. v. CLS Bank International, which has resulted in divergent opinions regarding the validity of certain types of patents and has created uncertainty as to the enforceability of our patents.

On April 6, 2016, we entered into the PSA which, subject to the satisfaction or waiver of the conditions in the PSA, will result in the Divesture.  The closing of the Divesture is subject to the approval of the transactions contemplated by the PSA by the affirmative vote of the holders of a majority in voting power of the outstanding shares of the Company’s common stock, as well as certain third-party consents.

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Results of Operations

Overview of Financial Results During the Three and Nine Months Ended March 31, 2016, and March 31, 2015

Revenues

We anticipate generating revenue primarily from licensing our intellectual property.

We recognized $1.3 million and $3.8 million in net revenue during the three and nine months ended March 31, 2016, respectively, consisting of amounts previously recorded as deferred revenue under the Lenovo Licensing Agreement, net of the fee share under the Ericsson MSA. These amounts were consistent with the Lenovo Licensing revenue recognized in prior comparable periods.

Operating Expenses

The following table represents operating costs and expenses for the three and nine months ended March 31, 2016 and 2015, respectively (in thousands):

	Nine Months ending March 31,
	2016	2015	Percentage Increase Decrease
Patent licensing expense	$24,154	$24,620	-2%
General and administrative	8,796	9,321	-6%
Restructuring and other costs	—	2	N/A
Total operating expenses	$32,950	$33,943	-3%

	Three Months ending March 31,
	2016	2015	Percentage Increase Decrease
Patent licensing expense	$6,509	$7,895	-18%
General and administrative	3,369	2,115	59%
Total operating expenses	$9,878	$10,010	-1%

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

During the three and nine months ended March 31, 2016, patent licensing expenses decreased by 18% and 2%, respectively, compared with the same periods of the 2015 fiscal year. The decrease in patent licensing expenses during the three and nine months ended March 31, 2016 compared with the same periods of the 2015 fiscal year is primarily due to certain successes in our European litigation efforts resulting in the re-imbursement of approximately $3.8 million of legal expenses from the defendants.

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

The second UK trial commenced on December 1, 2015.  On January 29, 2016, the court handed down its judgment ruling in favor of defendants, finding that patents EP (UK) 2,119,287 and EP (UK) 2,485,514 were invalid in the United Kingdom due to prior art. As part of this ruling, we made an interim payment of approximately $3.1 million in legal fees to the defendants.  The amount of any further payment, and the timing of the obligation to make such further payment, if any, are not known to the Company at this time.  We have been granted the right to appeal the ruling, but no date has been scheduled for an appeal hearing.

The third UK trial was held in February 2016, and on March 22, 2016, the UK High Court ruled that our patent EP (UK) 1 230 818 is valid and is infringed by Samsung and Huawei’s wireless telecommunication networks which operate in accordance with the relevant GSM standards, 3GPP TS 45.008 release 5 (dated April 2006), and release 8 (dated September 2011). The court specifically held that the patent is essential to these standards.  A post-judgment hearing was held on April 27, 2016, at which the Court ordered defendants to make an interim costs payment of £1.18 million, or approximately $1.7 million.  Defendants were also granted permission to appeal the judgment.

As previously announced by Unwired Planet, this is the third of five UK patent infringement trials scheduled to continue into the summer of 2016. The next UK trial is scheduled to begin the week of May 2, 2016.

A sixth trial is scheduled for October 2016 in which the court will consider commercial law questions, including the question of how to apply “fair, reasonable and non-discriminatory,” or “FRAND,” licensing principles to the standards-essential patents at issue in this series of cases. The outcome of the commercial case will establish the measure of damages to be awarded.

Additionally, a parallel trial on three patents, EP (DE) 2,119,287, EP (DE) 2,485,514, and EP (DE) 1 230 818, commenced on November 26, 2015, in Germany. On January 21, 2016, the German court published its order in that case.  The court held Samsung, Huawei and LG Electronics’ cellular handsets infringe all three patents, which read to the LTE and UMTS standards.  In addition, the Court ruled that Samsung and Huawei infringe EP (DE) 2,119,287, which covers LTE infrastructure equipment.  Two further infringement trials are scheduled in Germany, one is currently scheduled to begin on June 30, 2016, and the other is scheduled to begin on February 7, 2017.

The decrease in patent licensing expense during the nine months ended March 31, 2016 compared with the same period of the 2015 fiscal year was partially off-set by the same events associated with our ongoing litigation in the UK described above. In addition, prosecution and maintenance expense in the current period was $1.0 million lower and licensing support expense was $0.5 million lower compared with the same expenses in the prior period.

In the event that we close the Divesture transaction with Optis, we expect our quarterly patent licensing expenses to significantly decline and be reclassified to a component of discontinued operations in future periods.

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

General and administrative expense for the three and nine months ended March 31, 2016, increased approximately 59% and decreased approximately 6% from the same periods of the 2015 fiscal year. The increase in general and administrative expense during the three months ended March 31, 2016 compared with the same period of the 2015 fiscal year is primarily attributable to increases related to additional consulting expenses associated with our proposed Divesture transaction including obtaining a fairness opinion, additional legal fees, and other consultant engagement.  Additionally, we incurred increases in other employee expenses and travel reimbursements in the current period associated with the changes on our board of directors and new executive management.

The decrease in general and administrative expense during the nine months ended March 31, 2016, compared with the same period of the 2015 fiscal year is primarily attributable to $1.9 million expense related to the evaluation of several strategic options and plans to raise additional capital in the prior period, partially off-set by diligence related expenses incurred with the Divesture transaction in the current period.

We expect our quarterly general and administrative expenses to increase during the next several quarters based on the changing nature of our future activities.

Interest Expense

During the three and nine months ended March 31, 2016, we incurred interest expense of $1.2 million and $3.7 million compared to $1.1 million and $3.2 million in the same periods of the 2015 fiscal year. Interest expense on our Senior Secured Notes consists of in-kind interest payments and amortization of debt discounts and deferred issue costs. For the remainder of the 2016 fiscal year, we expect our interest expense to increase as compared to the prior periods based upon the compounding nature of the in-kind interest payments.

Working Capital and Capital Resources

As of March 31, 2016, our working capital was approximately $42.8 million, a decrease of approximately $32.6 million from June 30, 2015. The decrease in our working capital was primarily the result of our patent litigation expenses and the use of cash to pay other operational expenses.  We do not expect our working capital to stabilize or increase until we enter into additional cash generating transactions or complete of the Divesture.

The following table presents our cash flows for the nine months ended March 31, 2016 and 2015 (in thousands):

	Nine Months ending March 31,
	2016	2015
Cash used in operating activities	$(29,467)	$(49,826)
Cash provided by investing activities	11,675	29,970
Cash used in financing activities	(107)	(86)
Net decrease in cash and cash equivalents	$(17,899)	$(19,942)

Cash Used In Operating Activities

Cash used in operating activities during the nine months ended March 31, 2016, was approximately $29.5 million compared to cash used by operating activities of $49.8 million during the prior period.  The decrease is primarily related the settlement of a non-recurring fee obligation of approximately $20.0 million incurred during the period ended March 31, 2015.  We expect our future cash used in operations to fluctuate significantly due to the proposed Divesture transaction and our other business plans.

Cash Provided by Investing Activities

Cash provided by investing activities during the nine months ended March 31, 2016, was approximately $11.7 million compared to cash provided by investing activities of $30.0 million during the same period of the 2015 fiscal year. The decrease during the current period is primarily related to the Company’s depletion of investments available for conversion to cash.

Cash Flows Provided by Financing Activities

During the nine months ended March 31, 2016 and 2015, the Company did not conduct significant financing activities.  Throughout the remainder of fiscal 2016 the Company expects to incur immaterial cash outflows associated with purchases of treasury stock.

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

Long-Term Debt Obligations and Commitments

As of March 31, 2016, our principal long-term debt obligation consisted of our outstanding notes payable obligation initially entered into on June 28, 2013.  The Company is not obligated to make any payments and is incurring in-kind interest charges at an annual rate of 12.875%.

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

Corporate Transformation

We are reinventing ourselves to safeguard investor equity.  We are seeking opportunities to create value for our stockholders by leveraging our existing resources through strategic acquisitions and other potential transactions. As part of this strategy, we embarked on a process to divest our patent business and, subsequent to the anticipated closing of the Divesture, to acquire one or more other operating businesses that we believe offer the opportunity for more attractive returns on equity than our patent business. In evaluating potential acquisition candidates we will consider various factors, including among other things:

financial characteristics, including, but not limited to, recurring revenue streams and free cash flow;

operating characteristics, including the team that will run the business and relationships with customers and other parties in that business’ eco-system;

growth potential;

our ability to finance the acquired business;

capital market and investor perceptions of the acquired business and its industry; and

potential return on investment incorporating appropriate financial leverage, including the target’s existing indebtedness and opportunities to restructure some or all of that indebtedness.

We consider acquisitions for cash, leveraged acquisitions, and acquisitions using our stock. In addition to acquisitions, we consider majority ownership positions, minority equity investments and, in appropriate circumstances, senior debt investments that we believe provide either a path to full ownership or control, the possibility for high returns on investment, or significant strategic benefits.

While there can be no assurances about any transactions, we have made multiple proposals in the investment management industry, some of which involve acquiring an existing business, and some of which involve creating a new business. Our board of directors believes that each of these opportunities offers the potential to create an attractive stream of earnings, while effectively leveraging our existing capital resources.

Our board is currently evaluating our post-divestiture capital structure, and may attempt to secure additional cash to use as acquisition currency.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President as Principal Executive Officer and our Chief Financial Officer, as Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. We identified a significant deficiency in our internal control over financial reporting during the period ending September 30, 2015, which we have taken steps that we believe will remediate the cause of the significant deficiency. We believe this significant deficiency does not change the effectiveness of our disclosure controls and procedures covered in this report. Based on the above evaluation, our President and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unwired Planet LLC v. Apple Inc. (“Apple”)

In September 2012, the Company filed a complaint in the U.S. District Court for the District of Nevada. The case charges infringement of ten patents related to smart mobile devices, cloud computing, digital content stores, push notification technologies, and location-based services such as mapping and advertising. Five of these patents were dismissed without prejudice to simplify the case. In August 2013, the U.S. District Court for the District of Nevada granted Apple’s motion to transfer venue from the District of Nevada to the Northern District of California. A Markman hearing was held in August 2014 and a claim construction order was issued in November 2014. Based upon the claim construction order, the parties stipulated to non-infringement on one patent. A hearing on motions for summary judgment and other pre-trial motions was held in April 2015. On May 26, 2015, the Court granted summary judgment of non-infringement on three of the remaining four patents in the case, and partial summary judgment of non-infringement on the fourth patent in the case. Unwired Planet and Apple stipulated to dismiss the remaining elements of infringement related to the fourth patent. The Company has appealed the summary judgment ruling and Markman order to the Federal Circuit. The Federal Circuit held a hearing on the Company’s appeal on April 7, 2016 and took the matter under submission.  A ruling on the appeal has not yet been published.

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

Unwired Planet LLC v. Square Inc. (“Square”)

In October 2013, the Company filed a complaint in the U.S. District Court for the District of Nevada, charging Square with infringing three patents related to mobile payment technologies, and seeking unspecified monetary damages. A Markman hearing was held on September 22, 2014 and a claim construction order was issued in October of 2014. Square petitioned for inter partes review of two of the asserted patents, and covered business method review of the third asserted patent. The USPTO/PTAB instituted the requested reviews, and Unwired Planet and Square agreed to stay the Nevada litigation pending the outcome of the PTAB reviews. The final hearings at the PTAB were conducted in August and September 2015. On October 30, 2015, the PTAB issued a final decision invalidating all of the challenged claims of one of the three asserted patents (US Patent No. 8,275,359). The PTAB held that all patent claims challenged by Square were invalid. The Company timely filed a notice of appeal on December 31, 2015 and subsequently decided to withdraw the appeal on February 25, 2016.

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

A second trial in the UK commenced on December 30, 2015, with respect to two patents EP(UK) 2,119,287 and 2,485,514. After a multi-day trial the Court entered judgment on January 29, 2016, finding that the two patents were invalid based upon prior art. The Company has been granted permission to appeal the Court’s judgment. In addition the Company was ordered to make an initial payment of £2.1 million, or approximately $3.1 million to defendants as partial reimbursement of their litigation costs.

A third UK trial commenced on February 3, 2016 on our patent EP (UK) 1,230,818.  On March 22, 2016, the UK High Court ruled that the is valid and is infringed by Samsung and Huawei’s wireless telecommunication networks which operate in accordance with the relevant GSM standards, 3GPP TS 45.008 release 5 (dated April 2006), and release 8 (dated September 2011). The court specifically held that the patent is essential to these standards.  A post-judgment hearing was held on April 27, 2016, at which the Court ordered defendants to make an interim costs payment of £1.18 million, or approximately $1.7 million.  Defendants were also granted permission to appeal the judgment.

Two further patent infringement trials remain to be heard in the UK.  One trial will commence on May 4, 2016, on our patent EP (UK) 1,105,991, and the other trial is scheduled for early July 2016 on our patent EP (UK) 0,989,712.

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

Unwired Planet, Inc. v. Microsoft

In July 2014, the Company filed suit in the U.S. District Court of Delaware alleging Microsoft breached a patent license agreement the two companies entered into in September 2011. The Company is seeking a declaratory judgment and damages for breach of contract. The parties have stipulated to simplify the case and reduce some of the issues, and discovery is now underway with respect to the issues remaining in the case. Summary judgment motions are due to be filed with the Court in the fall of 2015. A hearing on Unwired Planet’s motion for summary judgement was heard on February 12, 2016. The Court has not yet published its ruling on the parties’ motions.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and those disclosed on our Quarterly Report on Form 10-Q for the period ended September 30, 2015, and December 31, 2015.

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

The following risk factors relate to the entry into the Purchase and Sale Agreement with Optis; the anticipated closing of the Divesture contemplated on or before July 31, 2016; and our subsequent corporate transformation plans.

The Purchase and Sale Agreement (“PSA”) contains significant closing conditions that may result in the incurrence of additional obligations even if the sale is not successful.

The PSA contains certain provisions that we must pay to the Purchaser a termination fee of $2 million, if the Purchase Agreement is terminated under certain circumstances.  The PSA also includes restrictions, which our board of directors regards as customary for transactions of this type, on our ability to solicit offers for alternative proposals or engage in discussions regarding such proposals, subject to exceptions, which could have the effect of discouraging such proposals from being made or pursued, even if potentially more favorable to our stockholders than the Optis transaction.  Further, the Purchaser has the right to set off claims for breaches of our representations and warranties, taxes and pre-closing operation of our business against the $10 million back-end payment for a period of two years.

Upon closing the transaction, we will be required to pay $4.6 million to our counsel McKool Smith PC as settlement for the cancelation of our service agreement with them.  Similarly, we will be required to pay $200,000 to our European counsel for the cancellation of their contract.  In addition, as between Optis and the Company, we continue to bear all the risk of paying Microsoft’s legal fees in the event we do not prevail, and we will be required to share one-half of any recovery with Optis in the event our litigation is successful.  The license to Microsoft provides that the losing party will reimburse the prevailing parties’ legal fees and costs.  Although Microsoft’s legal fees are likely to be substantial, we do not know what they are.  Accordingly, if we do not prevail in that case, our obligation to pay Microsoft’s legal fees would likely have a substantial negative effect on our operating results.

There can be no assurances that we will be successful in investing the proceeds of the Divestiture.

The process to identify potential investment opportunities and acquisition targets, to investigate and evaluate the future returns therefrom and business prospects thereof and to negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We are likely to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, leveraged buyout funds, investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions. Many of these companies are well established and have extensive experience in identifying and effecting business combinations.

In addition, we will incur operating expenses, resulting from payroll, rent and other overhead and professional fees, while we are searching for appropriate opportunities to invest the proceeds of the Divestiture.

Because we will consider potential acquisition candidates in a different industry, you have no basis at this time to ascertain the merits or risks of any business that we may ultimately operate.

Our business strategy contemplates the potential acquisition of one or more operating businesses or other investments that we believe will provide better returns on equity than our patent business that we are divesting, and we are not limited to acquisitions and/or investments in any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately effect a business combination or other investment. Although we will seek to evaluate the risks inherent in a particular investment or acquisition opportunity, we cannot assure you that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We will not seek stockholder approval for any business combination or other investment that we may pursue, so you will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.

Resources will be expended in researching potential acquisitions and investments that might not be consummated.

The investigation of target businesses and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention in addition to costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination or other investment the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific opportunity, we may fail to consummate the transaction for any number of reasons, including those beyond our control.

Subsequent to an acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary reasonable amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-Divestiture debt financing. Accordingly, you could suffer a significant reduction in the value of your shares.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments, and
•	restrictions on the issuance of securities each of which may make it difficult for us to run our business.

In addition, the law may impose upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and which may hinder our ability to consummate a business combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm in connection with any of the acquisitions we are considering, and consequently, you may have no assurance from an independent source that the price we are paying for a target business is fair to our company from a financial point of view.

With respect to our new potential acquisitions, we are not required to obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or from an independent accounting firm, that the price we are paying for a target business is fair to our company from a financial point of view. If no opinion is obtained, you will be relying on the judgment of our board of directors, who will determine fair market value.

We may issue additional shares of common stock or shares of our preferred stock to complete business combinations or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes our board of directors to issue shares of our common stock or preferred stock from time to time in their business judgement up to the amount of our then authorized capitalization. We may issue a substantial number of additional shares of our common stock, and may issue shares of our preferred stock, in order to complete business combinations or under employee incentive plans. These issuances:

•	may significantly dilute your equity interests;
•	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Our ability to successfully grow our new business and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may become our employees. The loss of key personnel could negatively impact the operations and profitability of our post-Divestiture business.

Our ability to successfully effect our growth strategy is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after the Divestiture, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business's management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target's management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon completion of our business combination. The departure of a business combination target's key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate's key personnel upon the completion of our initial business combination cannot be ascertained at this time. The departure of a business combination target's key personnel could negatively impact the operations and profitability of our post-combination business.

Our directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our business combination.

Our directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time corporate development or investment management personnel upon completion of the Divestiture. Each of our directors is engaged in several other business endeavors for which he may be entitled to substantial compensation. Our independent directors also serve as officers and board members for other entities. If our executive officers' and directors' other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to execute on our growth plans. Moreover, certain of our directors have time and attention requirements for private investment funds managed by MAST Capital, affiliates of which are collectively our largest stockholder.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Divestiture and for the foreseeable future, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, certain of our executive officers and directors have time and attention requirements for private investment funds of which affiliates of our largest stockholder, MAST Capital Management, are the investment manager.

We have made proposals to investment management firms that involve joint ventures between us and MAST Capital Management LLC. Peter A. Reed, a partner and portfolio manager of MAST Capital Management LLC, is a member of our board of directors and chairman of our Strategic Committee and Nominating and Corporate Governance Committee and a member of our Compensation Committee. Mr. Reed's and MAST Capital Management's roles may cause conflicts of interest or the appearance of conflicts of interest and result in terms that could be challenged as to whether they are in fact the same or superior for us to those that we could obtain in arms-length negotiation for similar activities and value propositions.

Jess Ravich, a member of our board of directors, is an executive at TCW, which is also engaged in the investment management business. We and TCW may be bidding against each other in potential acquisitions.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under applicable law.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our directors, executive officers or stockholders. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, we have proposed investment company acquisitions that involve a joint venture between us and MAST Capital Management and its affiliates. Such transaction could result in significant compensation to MAST Capital Management and its employees, including ownership of interests in our joint venture companies, employment with the joint venture companies and awarding of equity compensation in the form of, or based upon, our shares.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our executive officers and directors with other entities in the investment management business and otherwise, we may decide to acquire or do business with one or more businesses affiliated with our executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. We could pursue an affiliate transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Potential conflicts of interest may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders' investment in us.

Although we have no commitments as of the date of this proxy statement to issue any notes or other debt securities, or to otherwise incur indebtedness, we may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may attempt to complete business combinations with private companies about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate business combinations with privately held companies. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we expect, if at all.

We may make acquisitions where we do not own all or a majority of the target enterprise.

We may make acquisitions where do not own all or a majority of the target enterprise. We may engage in such acquisitions or make such investments where we desire the target management to continue to have a significant equity incentive to grow and ensure the profitability of the target business. We may also make such acquisitions or investments where we do not have sufficient financial resources to acquire all of the equity in the target company or where the target has price requirements that we are unwilling to meet at the time of the acquisition or investment. Our minority or less than 100% ownership subjects us to risks that we do not control the target company and its results of operations, business condition or prospects may be materially adversely impacted by the decisions of the other equity owners or the difficulty of negotiating among equity owners.

Risks Relating to the Divestiture

The Divestiture may not be completed if the conditions to closing are not satisfied or waived.

There is a risk that the Divestiture may not be completed because the conditions to closing, including stockholder approval, consent of certain third parties and the absence of a material adverse event affecting the IP Licensing Companies before the closing, may not be satisfied or, where permissible, waived. In addition, the consent we have obtained from Ericsson to the Divestiture is contingent on the Purchaser and Ericsson agreeing upon the amount to be paid by the Purchaser to Ericsson. If the Purchaser and Ericsson are unable to agree on the amount to be paid, the consent may be ineffective and the Divestiture may not close. If the Divestiture is not completed, we may be unable to find another buyer for the patent business or the terms offered by another buyer may not be as favorable to us as those in the Purchase Agreement.

The amount of net proceeds that we receive is subject to uncertainties.

In the Purchase Agreement, we agreed to indemnify the Purchaser from liabilities associated with breaches of our representations and warranties, our post-closing business, taxes incurred before the closing and other matters. The Purchaser has the right to set off the amounts we owe under such indemnification agreement against the $10 million payment due to us two years after the closing. It is possible that the Purchaser may default on its obligation to make that $10 million payment and that the Purchaser may not be credit worthy at that time. We may not receive the entire $10 million back-end payment.

We may not enter into a definitive agreement for a superior offer for the IP Licensing Companies unless we pay a termination fee to the Purchaser.

The Purchase Agreement requires us to pay the Purchaser a termination fee equal to $2 million if we terminate or the Purchaser terminates the Purchase Agreement prior to closing as a result of our board of directors changing its recommendation with respect to the Divestiture or determining to accept an unsolicited acquisition proposal that we determine to be a superior proposal.

Our officers and directors have interests in the Divestiture that are different from and in addition to those of our other stockholders.

Our executive officers are entitled to accelerated vesting of the equity incentives we granted them, a transaction size incentive (in the case of Mr. Teksler), severance, post-employment health care and (in the case of Mr. Wheat) an incentive payment for remaining an employee through the filing of our 2016 Form 10-K. These interests are described elsewhere in this proxy statement. These interests are different from and in addition to those of our other stockholders. These additional interests may have motivated our officers in negotiating the Divestiture.

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

Date: May 3, 2016

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