Form 10-K
period 2016-06-30
Great Elm Capital Group, Inc.
filed 2016-09-14
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 001-16073

Great Elm Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

200 Clarendon Street, 51st Floor
Boston MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code  (617) 735-3500

UNWIRED PLANET, INC.

(Former name changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):		Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $73.1 million as of December 31, 2015. Shares of common stock held by persons who are not directors or executive officers, including persons who own more than 5% of the outstanding shares of common stock, are included in that such persons are not deemed to be affiliates for purpose of this calculation.

As of September 13, 2016, there were 9,466,670 outstanding shares of the registrant’s common stock.

LOCATION OF EXHIBIT INDEX

The exhibit index is located immediately following the signature page to this report.

i

PART I

Item 1.  Business.

All references to “Great Elm,” “we,” “us,” “our,” “Company” and words of similar import are to Great Elm Capital Group, Inc. (which was formerly named Unwired Planet, Inc.) and/or our subsidiaries.

Overview

Great Elm has undergone a significant transformation in the last year. We:

•	divested our legacy patent business;
•	changed and are further changing our leadership;
•	changed our name from Unwired Planet to Great Elm Capital Group; and
•	began building a diversified holding company.

Our goal is to build a diversified holding company focused on return on investment and long-term value creation.  We will accomplish this principally through:

•	continuous review of acquisitons of businesses, securities and assets that have the potential for significant long-term value creation;
•	effective use of the skills of our team, our financial resources, including our tax assets, our willingness to create bespoke solutions and our ability to prudently assume risks; and
•	evaluating the retention and disposition of our operations and holdings.

Our first investment for long-term value creation is in the asset management business.  In June 2016, we invested $30 million in Great Elm Capital Corp. (GECC). On June 23, 2016, GECC entered into a merger agreement with Full Circle Capital Corporation (Full Circle), a business development company (BDC).  Upon closing the Full Circle merger, we will:

•	earn management fees and receive expense reimbursement;
•	be entitled to incentive fees from GECC if GECC meets financial targets; and
•	own registered Nasdaq-listed shares of GECC that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.

We continue to explore other opportunities in the investment management business including, but not limited to, other BDCs that trade at a discount to their net asset value.

As of June 30, 2016, we had $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

In the near term, we expect to begin marketing financial products that will give us and our counter-parties the opportunity to generate after tax returns.  For example, we may acquire real estate projects in exchange for stock of our subsidiaries.

We have a business development effort focused on industries and businesses with attractive long-term value creation prospects where our business, mergers and acquisitions and financial acumen provides a competitive advantage.

Our corporate headquarters are located at 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116 and our phone number is (617) 735-3500. Our corporate website address is www.greatelmcap.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.  We are a Delaware corporation that was incorporated in 1994 and completed our initial public offering in 1999.

Our Former Patent Business

On April 6, 2016, we entered into a purchase and sale agreement with Optus UP Holdings, LLC (Optis) providing for the sale of the entities that conducted our patent licensing business (the Divestiture).  The Divestiture was completed on June 30, 2016.

In the Divestiture, we received $34.2 million in gross cash proceeds, inclusive of reimbursement of $4.2 million of agreed upon expenses, and may be entitled to up to an additional $10 million cash payment on June 30, 2018. Optis has the right to make claims against that $10 million payment, and we cannot assure you that we will receive any of such amount. Our patent business is reflected in our financial statements as discontinued operations. We remain a party to two lawsuits related to our patent business. See Item 3.

Great Elm Capital Corporation ― Our Business Development Company

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our board of directors’ industry expertise.

On June 23, 2016, GECC entered into an agreement and plan of merger with Full Circle (the Merger Agreement) and entered into a subscription agreement (the Subscription Agreement) with us and private investment funds (the MAST Funds) managed by MAST Capital Management, LLC (MAST Capital).  We also entered into a non-binding memorandum of understanding (the MOU) with MAST Capital and some of its partners that provides for us to hire substantially all of the partners and employees of MAST Capital at the closing of the transactions contemplated by the Merger Agreement.

We contributed $30 million in cash to GECC.  As of June 30, 2016, GECC was our wholly-owned subsidiary and it is consolidated in our June 30, 2016 financial statements.  Before the Merger, the MAST Funds will contribute to GECC a portfolio of debt investments that had a May 31, 2016 fair value of $90 million.  Following the MAST Funds contribution, GECC will elect to be treated as a BDC under the Investment Company Act of 1940, as amended.  Following the BDC election and assuming the conditions to closing under the Merger Agreement are satisfied or waived, Full Circle will merge with and into GECC (the Merger) in exchange for shares of GECC common stock.  GECC’s common stock is expected to be listed on the NASDAQ Global Market.

We have two opportunities to generate free cash flow from GECC:

First, Great Elm Capital Management, Inc., our wholly-owned subsidiary (GECM), will be the external investment manager of GECC.  Under the investment management agreement that is an exhibit to the Subscription Agreement, GECM will be entitled to:

•	management fees measured by GECC’s gross assets (other than cash);
•	an incentive fee if GECC’s net investment income exceeds a hurdle rate;
•	an incentive fee based on GECC’s capital gains; and
•	reimbursement of the portion of GECM’s expenses allocable to GECC.

Under the MOU, GECM will share part of this revenue stream with its employees and consultants.

Second, we will own registered Nasdaq-listed shares of GECC that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.  We agreed that we would not sell these shares until one year following the Merger, but we may finance these shares during that holding period to generate liquidity before our contractual holding period expires.

Our Transformation

In addition to divesting our patent business that had never generated positive operating income (other than as a result of the asset sale to Lenovo) and securing our GECC opportunity, since July 1, 2015:

•	five members of our board of directors have departed to be replaced by board members with mergers and acquisitions, leveraged finance and investment management experience;
•	we have transitioned our chief executive officer;
•	we have changed our name and ticker symbol; and
•	we have begun the process of moving our corporate headquarters to Boston.

In 2011, investment funds managed by Starboard Value LP took an active interest in our company.  Beginning in 2012, we divested our legacy software and product businesses and focused our business on licensing our patents.  In January

2013, we acquired from Ericsson a portfolio of over 2,000 patents that includes standard essential patents for 2G, 3G and LTE mobile communication systems.  Other than a one-time item patent sale and related license with Lenovo, our intellectual property business was unprofitable.

Competition

We face competition from larger and better financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state owned enterprises.  Government regulation is a key competitive factor.

Employees

We had 7 employees on June 30, 2016.

Information about Great Elm on the Internet

The following documents and reports are available on or through our website as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC:

•	Code of Ethics;
•	Reportable waivers, if any, from our Code of Ethics by our executive officers;
•	Charter of the audit committee of our board of directors (our Board);
•	Charter of the nominating and corporate governance committee of our Board;
•	Charter of the compensation committee of our Board;
•	Annual reports on Form 10-K;
•	Quarterly reports on Form 10-Q;
•	Current reports on Form 8-K;
•	Proxy or information statements we send to our stockholders; and
•	Any amendments to the above-mentioned documents and reports.

Our stockholders may also obtain a printed copy of any of these documents or reports free of charge by sending a request to Great Elm Capital Group, Inc., 200 Clarendon Street, 51st Floor, Boston, MA 02116; Attention: Investor Relations, or by calling (617) 375-3500.

Item 1A. Risk Factors.

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to invest in our securities. The following risks are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

We are in the midst of a transition and there are a number of uncertain factors. We are in the midst of a transition and there are a number of uncertain factors including, but not limited to:

•	There may be unknown liabilities or obligations related to businesses we have divested;
•	We are recruiting new members of our board of directors and a new chief financial officer;
•	We recently hired an interim chief executive officer;
•	We have signed contracts for our first investment in the asset management business, but we cannot assure you that the transaction will be consummated;
•	Our historical financial statements have been restated to reflect our discontinued operations and those financial statements do not serve as a basis for evaluating our new business;
•	We are relocating our headquarters and implementing new information systems; and
•	We have plans to make significant investments but cannot provide specificity as to our future investments or financing plans.

These and other factors, including the other risk factors described in this document, make it difficult for you and other market participants to value our company and our prospects.  We are unaware of any comparable company that securities analysts can use to benchmark our performance and valuation.  We cannot give any assurance that any of the uncertainties or risk factors in this document will be favorably resolved.

Our growth strategy may not be successful. The process to identify potential investment opportunities and acquisition targets, to investigate and evaluate the future returns therefrom and business prospects thereof and to negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We are likely to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, sovereign wealth funds, investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions. Many of these companies are well established, well financed and have extensive experience in identifying and effecting business combinations.

Because we will consider investments in different industries, you have no basis at this time to ascertain the merits or risks of any business that we may ultimately invest in. Our business strategy contemplates investment in one or more operating businesses. We are not limited to acquisitions and/or investments in any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately invest or the target businesses with which we may ultimately invest. We cannot assure you that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. Except as required under Nasdaq rules and applicable law, we will not seek stockholder approval of any investment that we may pursue, so you will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.

We may not correctly assess the management teams of the businesses we invest in. The value of the businesses we invest in is driven by the quality of the leaders of those businesses. When evaluating the desirability of a prospective target business, our ability to assess the target business' management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target's management not possess the necessary skills, qualifications or abilities, the operations and profitability of that business will be negatively impacted.

Subsequent to an investment, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment. Even if we conduct extensive due diligence on a target business that we invest in, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business or outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants under our debt agreements. Accordingly, you could suffer a significant reduction in the value of your shares.

Changing conditions in financial markets and the economy could impact us through decreased revenues, losses or other adverse consequences. Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

•

Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

•

Limitations on the availability of credit, such as occurred during 2008, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. Global market and economic conditions have been disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads.

•	New or increased taxes on compensation payments or financial transactions items may adversely affect our profits, if earned.
•

Should one of our customers, debtors or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease extending credit to us, which could adversely affect our business, funding and liquidity.

We intend to create bespoke financial products. These initiatives may expose us to unexpected market, legal, operational or reputational risks. We intend to create bespoke financial products that will solve challenges for our customers by using our human and financial resources, including our tax profile, and our risk modeling capabilities.  These products may, among other things:

•	not perform as we model them;
•	have unknown or unexpected correlations to changes in the economy or markets;
•	require the investment of more of our capital than we anticipate;
•	not be in bankruptcy remote entities even though we have structured them to be bankruptcy remote;
•	not survive challenge by regulatory bodies or in court;
•	result in a change in law as legislators and regulators discover unintended consequences of current legislation and regulation;
•	require us to indemnity our customer against certain risks;
•	result in negative publicity for us or our customers; and
•	have unknown or inadequately planned for structural challenges.

Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investment in particular industries. We are a holding company that will make investments in businesses and assets in a number of industries. Our business, financial condition and results of operations are dependent upon our investments. Any material adverse change in one of our investments or in a particular industry in which we invest may cause material adverse changes to our business, financial condition and results of operations. Concentration of capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.  Our portfolio of investments will change from time to time.

Our ability to successfully grow our new business and to be successful thereafter will be totally dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our business. Our ability to successfully effect our growth strategy is dependent upon the efforts of our key personnel. Peter A. Reed is Chief Executive Officer of GECC and is expected to become Chief Investment Officer of GECM upon completion of the Merger.  Richard S. Chernicoff has been our lead independent director, chairman of our board and is now our Chief Executive Officer. Our key personnel realize their importance to our business and may demand increased compensation as a result.  The loss of our key personnel could severely negative impact the operations and profitability of our business. We compete with many other entities for skilled management and staff employees, including entities that operate in different market sectors than us. Delays in recruiting and costs to recruit and retain adequate personnel could materially adversely affect results of operations.

Difficult market conditions can adversely affect our asset management business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition. The build-out of our asset management business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and regulations, market perceptions and other factors. In addition, we have substantially invested in GECC. Adverse changes could lead to a reduction in investment income, losses on our own capital invested and lower revenues from asset management fees. Such adverse changes may also lead to a decrease in new capital raised and may cause investors to withdraw their investments and commitments. Even in the absence of a market downturn, below market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that may make it more difficult to attract new investors or retain existing investors.

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks. Our certificate of incorporation authorizes our board of directors to issue shares of our common stock or preferred stock from time to time in their business judgement up to the amount of our then authorized capitalization. We may issue a substantial number of additional shares of our common stock, and may issue shares of our preferred stock. These issuances:

•	may significantly dilute your equity interests;
•	require you to make an additional investment in us or suffer dilution of your equity interest;
•	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded to our common stock;
•	could cause a change in control if a substantial number of shares of our common stock are issued;

which may affect, among other things, our ability to use our net operating loss carry forwards and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us. We may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating cash flows are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to pay dividends on our common stock;
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
•

limitation on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the Investment Company Act), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to execute our growth plans. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and
•	restrictions on the issuance of securities,

each of which may make it difficult for us to run our business.

In addition, the law may impose upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

There are conflicts of interest involving MAST Capital and its affiliates. These conflicts of interest, include, among others:

•	Funds managed by MAST Capital are our largest stockholder;

•	Funds managed by MAST Capital own all of our Senior Secured Notes due 2019;
•	Peter A. Reed, a partner in MAST Capital, is a member of our board of directors and chairman of our board of directors’ nominating and corporate governance committee and compensation committee;
•	Mr. Reed is Chief Executive Officer of GECC Mr. Reed will become Chief Investment Officer of GECM upon closing of the Merger;
•

All of the partners of MAST Capital and all of its employees will become our employees or consultants upon closing the Merger and thereafter will continue to be partners or employees of MAST Capital devoting substantial time to MAST Capital’s business;

•	MAST Capital will be obligated to reimburse us for its allocable portion of costs of running our asset management business;
•	We will assume MAST Capital’s commercial contracts, leases and other obligations at the time of the Merger closing; and
•	MAST Capital, its partners and employees will receive compensation, including minority ownership of one of our subsidiaries, in connection with GECC’s business

These conflicts of interest may result in arrangements that are not as favorable to us as those available on an arms-length basis.  The significant ownership stake held by the MAST Funds may result in MAST Capital and its partners having undue influence over our affairs.  These conflicts of interests may adversely affect the perception of our company, the value of our common stock or the willingness of new investors to invest in us.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under applicable law.

We may engage in a business combination with one or more target businesses that may be affiliated with or have relationships with MAST Capital, our executive officers, directors which may raise potential conflicts of interest. In light of the involvement of our executive officers and directors with other entities in the investment management business and otherwise, we may decide to acquire or do business with one or more businesses affiliated with MAST Capital or our executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us. We could pursue an affiliate transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Potential conflicts of interest may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Increased competition may adversely affect our revenues, profitability and staffing. All aspects of our business are intensely competitive. We will compete directly with a number of bank holding companies and commercial banks, other brokers and dealers, investment banking firms, BDCs, private equity funds, and other financial institutions. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away employees, which may result in us losing business formerly serviced by such employees. Competition can also raise our costs of hiring and retaining the employees we need to effectively operate our business.

The financial services industry is subject to extensive laws, rules and regulations. Firms that engage in securities and derivatives trading, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.

Regulators will supervise our business activities to monitor compliance with laws, rules and regulations of the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar reviews. There can be no assurance that our operations will not violate such laws, rules, or regulations and such investigations and similar reviews will not result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered. At June 30, 2016, we have significant deferred tax assets. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the gross deferred tax asset. If we are unable to generate sufficient taxable income prior to the expiration of our Federal NOL carryforwards, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to stockholders’ equity. In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.

If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and if so estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our gross deferred tax asset, either of which result could be significant to our financial position, cash balances and results of operations.

We may incur losses if our risk management is not effective. We seek to monitor and control our risk exposure. Our risk management processes and procedures are designed to limit our exposure to acceptable levels as we conduct our business.  We intend to develop and apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limit reflects our risk tolerance for a certain activity. The framework is expected to include investment position and exposure limits on a gross and net basis, scenario analysis and stress tests, value-at-risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis. While we intend to employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, we may incur losses notwithstanding our risk management processes and procedures.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth. Our businesses will be highly dependent on our ability to process, on a daily basis, transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain its ability to expand its businesses.

Our financial and other data processing systems will rely on access to and the functionality of operating systems maintained by third parties. If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and security or, if they fail or have other significant shortcomings, we could be adversely affected. Such consequences may include our inability to effect transactions and manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.

Our operations will rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a customer’s computer system, network or other technology is compromised by unauthorized access, we may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize our, our customers’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks.  Furthermore, such events may cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions.

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. We and our third party providers are the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt of degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale. Legal liability arising from such risks may harm our business. Many aspects of our business involve substantial risks of liability.

Recent legislation and new or pending regulation may significantly affect our business. In recent years, there has been significant legislation and increased regulation affecting the financial services industry. These legislative and regulatory initiatives affect us, our competitors, our managed investment products and our customers. These changes could have an effect on our revenue and profitability, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, require us to raise and hold additional equity capital and otherwise adversely affect its business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

Our financial and operational controls may not be adequate. As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, if we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

From time to time we are subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations. We are and may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to our business or not significant to our consolidated financial position or liquidity. Although our current assessment is that, other than as disclosed in this report, there is no pending litigation that could have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial statements.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to the application of ASC 740-20 allocating taxes between continuing operations and discontinued operations. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control—An Integrated Framework (2013). We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Risks Relating to Our Common Stock

Our common stock is subject to transfer restrictions. We have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common stock and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares. The restriction will remain until the earliest of (1) the repeal of Section 382 of the Code or any successor statute if our board of directors determines that the restriction on transfer is no longer necessary or desirable for the preservation of tax benefits, (2) the close of business on the first day of a taxable year as to which our board of directors determines that no tax benefits may be carried forward, (3) such date as our board of directors may fix for expiration of transfer restrictions and (4) January 29, 2018. The restriction may be waived by our board of directors on a case by case basis. You are advised to carefully monitor your ownership of our common shares and consult your own legal advisors and/or us to determine whether your ownership of our common shares approaches the proscribed level.

We also have a tax benefits preservation rights plan that would be triggered if any person acquires 4.99% or more of our common stock without prior approval by our board of directors. Holders of more than 4.99% of our common stock on the day the rights plan was adopted were exempted from this limitation as to the number shares they held at the time of adoption of the rights plan.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt. Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•	limiting the ability for persons to acquire 4.99% or more of our common stock;
•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;
•	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and
•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Los Altos, California and Reno, Nevada.  We expect to exit those leases as soon as practicable.  We are in the process of relocating our corporate headquarters to the Boston, Massachusetts area where we will co-locate with MAST Capital.

Item 3. Legal Proceedings.

In the case captioned Unwired Planet International Limited, as Claimant, and Huwawei Technologies Co., Limited,  Huawei Technologies (UK) Co., Limited, Samsung Electronics Co., Limited and Samsung Electronics (UK) Limited, as Defendants, in which Unwired Planet, Inc. was named as a party (Case No: HP-2014-00005), in the High Court of Justice, Chancery Division, Patents Court of England, the Defendants assert that we violated European Union competition law in entering into a master sale agreement with Telefonaktiebolaget L. M. Ericsson.  We entered into a joint defense agreement with our divested patent subsidiaries and Optis. Those parties are leading the defense of this case.  We believe the allegations against us are without merit, but we cannot assure you that we will not incur liability under the claims in this case.

We were awarded summary judgement in a breach of contract action captioned Unwired Planet, Inc. v. Microsoft Corporation (Civ. 14-967-SLR) in the United States District Court of and for the State of Delaware.  Microsoft has appealed that decision to the United States Court of Appeals for the Third Circuit (0:16-cv-03140). If that decision is reversed on appeal and we were to subsequently lose the case, we may be liable for Microsoft’s legal fees in that matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Record Holders

As of July 19, 2016, there were 173 record holders of our common stock.

Dividends

We did not pay dividends during the fiscal years ended June 30, 2016, 2015, or 2014. We do not currently intend to pay dividends.  The payment of dividends in the future is subject to the discretion of our board of directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our board of directors may deem to be relevant.

Restrictions on Ownership

We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock.  Our board of directors has granted a waiver for the MAST Funds to own up to 19.9% of our common stock. Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock.

Trading Prices

Our common stock is traded on the Nasdaq Global Select Market.  Our common stock traded under the symbol “UPIP” until June 17, 2016 when it began trading under the symbol “GEC.” On January 5, 2016, we effected a one for twelve stock split.  All share numbers in this report have been retroactively restated to give effect to the 1:12 reverse stock split.  The following table shows the high and low trading price during the applicable period as reported by Bloomberg LP.

Fiscal Period	Low	High
2016
Fourth quarter	$5.45	$10.10
Third quarter	$8.44	$11.31
Second quarter	$8.11	$12.96
First quarter	$7.20	$10.32

2015
Fourth quarter	$6.60	$9.59
Third quarter	$6.86	$12.60
Second quarter	$10.18	$21.84
First quarter	$22.32	$27.00

2014
Fourth quarter	$24.00	$27.72
Third quarter	$15.48	$26.04
Second quarter	$15.36	$23.16
First quarter	$20.04	$25.44

Performance Graph

Comparison of 5 Year Cumulative Total Returns
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
--
Jun-11
Jun-12
Jun-13
Jun-14
Jun-15
Jun-16
Great Elm Capital Group
NASDAQ Composite
S&P Telecommunication Services

*$100 invested on June 30, 2011 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright ©2015 S&P, a division of McGraw Hill Financial. All rights reserved.

Stock Purchases

None

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data, revised to reflect discontinued operations, for the 2016, 2015, 2014, 2013, and 2012 fiscal years (in thousands, except per share data):

	Fiscal Year ended June 30,
	2016	2015	2014	2013	2012
Selected Consolidated Statements of Operations Data:
Net revenues	$—	$—	$—	$—	$—
Operating expenses	9,835	8,040	5,709	14,965	5,338
Operating loss from continuing operations	(9,835)	(8,040)	(5,709)	(14,965)	(5,338)
Loss from continuing operations	(9,440)	(12,196)	(5,592)	(15,153)	(4,518)

Discontinued operations:

Income (loss) from discontinued operations, net of tax	(5,830)	(29,563)	6,025	(24,676)	(31,209)
Gain (loss) on sale of discontinued operations	24,692	—	—	(7,784)	50,294
Total income (loss) from discontinued operations	18,862	(29,563)	6,025	(32,460)	19,085
Net income (loss)	$9,422	$(41,759)	$433	$(47,613)	$14,567

Basic and diluted earnings (loss) per share
Continuing operations	$(1.00)	$(1.31)	$(0.62)	$(2.00)	$(0.63)
Discontinued operations	$2.00	$(3.17)	$0.67	$(4.29)	$2.65
Net income (loss) per share	$1.00	$(4.48)	$0.05	$(6.29)	$2.02

Shares used in computing basic and diluted earnings (loss) per share:	9,412	9,332	8,999	7,570	7,196

	As of June 30,
	2016	2015	2014	2013	2012
Selected Consolidated Balance Sheets Data:
Cash and cash equivalents	$80,711	$73,755	$93,877	$47,613	$39,709
Investments (1)	$—	$11,713	$51,813	$10,793	$53,283
Total assets	$81,751	$88,884	$150,441	$78,238	$97,493
Fee share obligation (3)	$—	$500	$20,032	$—	$—
Deferred revenue (2)	$—	$29,567	$33,571	$—	$—
Related party note payable	$34,670	$29,874	$25,693	$22,096	$—
Stockholders' equity	$36,821	$23,504	$63,071	$43,927	$68,629

(1)	Includes short and long-term investments.
(2)	Includes current and non-current deferred revenue. These amounts have been reclassified to liabilities related to assets sold in the accompanying consolidated balance sheets.
(3)	Includes current and non-current fee share obligation. These amounts have been reclassified to liabilities related to assets sold in the accompanying consolidated balance sheets.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified entirely by, our consolidated financial statements (including Notes to the Consolidated Financial Statements) and the other consolidated financial information appearing elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. Actual results and timing of events could differ from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Until the fourth quarter of the fiscal year ended June 30, 2016, we conducted an intellectual property licensing business drawing upon a portfolio of approximately 2,500 patent assets with a goal of generating revenue by selling and licensing our patents. In 2013, we combined our legacy intellectual property assets together with over 2,000 patent assets acquired from Telefonaktiebolaget LM Ericsson and one of its subsidiaries (collectively, Ericsson).  Our patent licensing operations and holding of the underlying patents were conducted through our wholly-owned subsidiaries.

In April 2016, we entered into an agreement to divest our patent licensing operations. That transaction closed on June 30, 2016. We have restated our financial statements to account for the patent licensing component of our operations as discontinued operations.

Our goal is to build a diversified holding company focused on return on investment and long-term value creation. Our first investment in furtherance of this goal is our transaction with Full Circle. We have invested $30 million in GECC which as of June 30, 2016 was our wholly-owned subsidiary. Our GECM subsidiary will be GECC's external investment advisor, and we expect that costs against GECMs investment management fee stream to be in the range 45% to 65% of revenue which is expected to result in recurring free cash flows and taxable income in the future.

We are embarking on a program of creating bespoke financial products and creating an active pipeline of acquisition opportunities. These efforts are currently constrained by our capital resources and we expect to access the equity and debt markets as opportunities present themselves.

On September 13, 2016, we called our Senior Secured Notes due 2019 (the Notes) for redemption and announced a proposed $45.0 million rights offering (together with a $36.6 million backstop commitment).

Critical Accounting Policies and Judgments

There are several accounting policies that are critical to understanding our historical business, as these policies affected the reported amounts of revenue and other significant areas that involve management judgment and estimates.  A description of the policies requiring significant management judgment and estimation are as follows:

Revenue Recognition

The timing and amount of revenue recognized from each licensee depended upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements can be complex and include multiple elements. These agreements included, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of our patents, patent licensing royalties on covered products sold by customers, and settlement of intellectual property enforcement. We elected to use a lease-based model for revenue recognition associated with term licenses, with revenue being recognized over the expected period of benefit to the licensee. We have received one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented ideas in their applications and products:

Consideration for Past Patent Royalties. Consideration related to a customer’s product sales from prior periods may result from a negotiated agreement with a customer that utilized our patented ideas before signing a patent license agreement with us or in connection with the settlement of patent litigation where there was no prior patent license agreement. In these cases, we recorded the consideration as revenue when we obtained a signed agreement, identified a fixed or determinable price and determine that collectability was reasonably assured.

Prepaid Royalty Payments. These are up-front, non-refundable royalty payments that fulfill a customer’s obligation to us under a patent license agreement for a specified time period, for sales in certain countries, or a combination thereof. We recognized revenues related to prepaid royalty payments on a straight line basis over the effective term of the license. We utilized the straight-line method because we could not reliably predict in which periods, within the term of a license, the licensee would benefit from the use of our patents. Our customers’ obligations to pay royalties typically extend beyond the exhaustion of their prepayment balance. Once a customer exhausts its prepayment balance, they were required to make current royalty payments.

Current Royalty Payments. These are royalty payments covering a customer’s obligations to us related to authorized making, selling, using, offering for sale, importing or selling of covered products in the current contractual reporting period. Customers that owed us current royalty payments were obligated to provide us with quarterly or semi-annual royalty reports that summarize their royalty bearing products and their related royalty obligations to us. We were entitled to receive these royalty reports subsequent to the period in which our customer’s royalty bearing sales have occurred. Consequently, we believed it was impractical for us to recognize revenue in the period in which the royalty bearing sales occur and we recognized revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, we could not reasonably estimate our customers’ current royalty obligation for the period.

Payments Received with Refund Provisions. These are payments typically made by a seller of products that utilized our patented inventions, which required a refund of some or all of the payment made to us if specified agreements were entered into between us and specified third parties. We recognized revenue in respect of such payments received with refund provisions when a contingency related to a potential refund event was resolved.

Patent Sales. We recognized revenue from the sales of our intellectual property when there was persuasive evidence of a sales arrangement, the sales price was fixed or determinable, delivery has occurred, and collectability was reasonably assured. These requirements were generally fulfilled upon closing of a patent sale transaction.

Summary of Results for the Fiscal Years ended June 30, 2016, 2015, and 2014

As a result of divestiture of the patent licensing component of our business, the results related to these activities have been reclassified to discontinued operations, inclusive of the recognized gain on the disposal, for all periods presented in the accompanying consolidated statements of operations.  The following table illustrates (in thousands) the material items of discontinued operations as reclassified in each fiscal year ended June 30:

	2016	2015	2014
Discontinued operations:
Net revenue	$27,826	$4,505	$36,396
Patent licensing expenses	(30,780)	(31,069)	(23,008)
General and administrative expenses	(2,876)	(2,989)	(4,266)
Other non-significant expenses	—	(10)	(29)
Gain (loss) from discontinued operations	(5,830)	(29,563)	9,093
Gain on sale of discontinued operations	29,795	—	—
Total pretax gain (loss) on discontinued operations	23,965	(29,563)	9,093
Income tax benefit (expense)	(5,103)	—	(3,068)
Net gain (loss) from discontinued operations	$18,862	$(29,563)	$6,025

Net Revenues, Discontinued Operations

Our recognized revenues for the periods presented were substantially derived from licensing and selling of our intellectual property in two significant transactions with Lenovo that closed in April 2014. The fluctuations in net revenue year over year were the result of timing differences related to recognizing the individual accounting components associated with the Lenovo transaction.  During the fiscal year ended June 30, 2016 we recognized net revenue of $27.8 million, representing non-cash revenue equal to all of the remaining deferred revenue of the Lenovo contract, as a result of the disposal of our intellectual property portfolio and corresponding performance obligations.  The 88% decrease for the fiscal year ended

June 30, 2015 from the same period ended 2014 resulted from non-recurring patent sales and past patent royalties recognized in 2014 upon entry into the Lenovo contract.

Patent Licensing Expense, Discontinued Operations

Patent licensing expenses included legal and consulting costs related to technical and economic evaluation, licensing, maintaining, and defending or asserting our patents, as well as salary and benefit expenses and travel expenses for our employees that were engaged in the activities on a full-time basis.  From mid calendar 2013 through the fourth quarter of our 2016 fiscal year, we incurred significant expenses associated with our patent licensing efforts, the majority which related to enforcement litigation.

As it relates to patent licensing for the 2016 fiscal year, the majority of our enforcement and litigation efforts were centered around six trials primarily taking place in the United Kingdom and Germany.  In addition, we continued our breach of contract action against Microsoft domestically.  Our litigation costs and expenses fluctuated in relation to various court rulings outside of our control.

Throughout fiscal 2016 we experienced limited successes abroad resulting in the recognition of litigation fee reimbursements totaling approximately $3.0 million which were immediately offset by rulings in favor of the defendants in trials in the United Kingdom totaling approximately $3.1 million.

On June 15, 2016 we were awarded a summary judgment in our enforcement efforts against Microsoft.  That decision is subject to Microsoft’s pending appeal.  If we are successful at collecting the proceeds from the summary judgements, we will be required to split such proceeds with Ericsson and with Optis.

General and Administrative Expenses, Discontinued Operations

General and administrative expenses of our discontinued operations consisted primarily of labor incurred by the divested subsidiary employees; facilities costs associated with the direct operations of the divested subsidiaries; other costs incurred by the divested subsidiaries not attributable to patent licensing; historical allocations of corporate employees directly related to the affairs of the divested subsidiaries; and other corporate costs associated with the operations of the divested subsidiaries.

General and administrative expenses associated with our discontinued operations were relatively consistent compared to 2015 as a result of very little change in our activities attributable to our subsidiaries that conducted our patent licensing business.  The decrease in 2015 from 2014 is primarily attributable to non-recurring expenses incurred in 2014 associated with entry into the Lenovo contract, including a $2.5 million payment for third party financial advisory services in 2014.

Operating Expenses.

The following table represents operating expenses for the 2016, 2015 and 2014 fiscal years, respectively (dollars in thousands):

	Year Ended June 30,
		Percent		Percent
	2016	Change	2015	Change	2014
Operating costs and expenses:
General and administrative	$9,835	22%	$8,040	41%	$5,709
Operating loss from continuing operations	(9,835)		(8,040)		(5,709)
Interest expense, net	(4,941)	16%	(4,260)	19%	(3,576)
Other income, net	233	(13)%	268	(57)%	625
Loss from continuing operations	$(14,543)		$(12,032)		$(8,660)

General and Administrative Expenses. General and administrative expenses consisted primarily of (1) salary and benefit expenses and travel expenses for employees, including our Chief Executive, and Chief Financial Officer and (2) facility costs for our finance, legal, and information services functions. General and administrative expenses also include outside accounting and legal fees and public company costs.

General and administrative expense for fiscal 2016 increased approximately 22% from the 2015 fiscal year. The increase in general and administrative expense during 2016 compared with the 2015 fiscal year is primarily attributable to increases related to additional consulting expenses associated with our divestiture including obtaining a fairness opinion, additional legal fees, and other consultant engagement. Additionally, we incurred increases in other employee expenses and travel reimbursements in the current period and compensation of our executive management.

During the 2015 fiscal year, general and administrative costs increased 41%, compared to the same period of 2014. The increase is primarily attributable to $1.9 million of expense related to the evaluation of several strategic options including evaluation of a potential acquisition candidate and plans to raise additional capital and additional non-recurring costs associated with turnover in our officers.

Interest Expense, net. Net interest expense totaled $4.9 million, $4.3 million, and $3.6 million for the 2016, 2015, and 2014 fiscal years, respectively. Interest expense for all periods is attributable to interest on our related party notes issued on June 28, 2013 and that mature on June 28, 2019. Interest expense on the Notes consists of in-kind payments and amortization of a discount and deferred issuance costs.  On August 17, 2016 we purchased approximately $7.9 million of our outstanding notes for an aggregate purchase price of approximately $8.2 million, inclusive of interest.  We desire to further retire the Notes, and expect to do so in the first half of fiscal 2017.  If we are unsuccessful in retiring the notes, we will continue to incur interest expense at similar levels, in the form of in-kind payments or pay the interest in cash.

Other Income, net. Other income, net totaled $0.2 million, $0.3 million and $0.6 million for the 2016, 2015 and 2014 fiscal years, respectively.  Other income consists primarily of realized gains on our previously held investments and foreign currency fluctuations.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2016, 2015 and 2014, respectively (in thousands):

	As of June 30,
	2016	2015	2014
Current Assets	$80,821	$86,127	$134,989
Current Liabilities	44,914	10,738	25,526
Working Capital	$35,907	$75,389	$109,463
Long Term Liabilities	$16	$54,642	$61,844

	Fiscal Year end June 30,
	2016	2015	2014
Cash provided by (used in) operating activities	$(34,577)	$(59,973)	$74,276
Cash provided by (used in) investing activities	41,675	39,970	(41,302)
Cash provided by (used in) financing activities	(142)	(119)	13,290
Net increase (decrease) in cash and cash equivalents	$6,956	$(20,122)	$46,264

Throughout 2016, we continued to meet our liquidity needs from the $70.0 million of net proceeds received in April 2014 from our patent sale and license agreement with Lenovo.  Upon completion of the Divesture in June 2016, we received initial gross proceeds of approximately $34.2 million consisting of the initial payment of the purchase price of $30.0 million and agreed upon expense reimbursements totaling $4.2 million.

We expect to access the equity and debt markets to raise capital in support of our growth plans.  We may borrow against or otherwise finance our investment in GECC. We agreed with GECC to hold our GECC shares for a period of one year following the Merger.  Structured financial products are likely to involve non-recourse product specific debt as well as the sale of preferred stock or minority ownership stakes in our subsidiaries.  The MOU contemplates that MAST and our employees will own 19.9% of one of our subsidiaries and hold a note issued by that subsidiary.

On September 13, 2016, we called our Notes for redemption and announced a proposed $45.0 million rights offering (together with a $36.6 million backstop commitment).  We intend to use the proceeds from the rights offering for general corporate purposes, including investments and acquisitions.

If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our growth plans. In the meantime, we will continue to manage our cash and investment portfolio in a manner designed to facilitate adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.  See “Risk Factors.”

Working Capital and Cash Flows

As of June 30, 2016, we had working capital of approximately $35.9 million, a decrease of approximately $39.5 million.  The decrease primarily resulted from the use of the Lenovo proceeds, received in 2014, to continue to fund our operations and discontinued operations; the reclassification of our related party notes to current totaling $34.6 million; offset by the $34.2 million received from the Divestiture.  The decrease, net of the non-recurring proceeds, is consistent with declines from 2014 into 2015.

Cash Provided by (Used in) Operating Activities.  Cash provided by (used in) operating activities totaled ($34.6) million, ($60.0) million and $74.3 million for the 2016, 2015 and, 2014 fiscal years, respectively.

In the 2016 fiscal year, cash used of approximately $34.6 million, of which $34.3 million related to discontinued operations and $0.3 million related to continuing operations, primarily related to paying on-going obligations included in our net income (operating loss of $9.8 million and a $5.8 million loss from discontinued operations) with no offsetting cash inflows from operations.  The cash payment of our obligations were off-set by non-cash uses including a recognized gain on the Divesture of approximately $29.6 million; non-cash deferred revenue recognition totaling approximately $29.6 million, as reclassified to discontinued operations; partially off-set by non-cash interest payments of approximately $4.9 million; and stock-based compensation of $4.4 million, of which approximately $2.0 million was reclassified to discontinued operations.  We also incurred one-time increases in our accrued legal and compensation expenses associated with the Divestiture.

In the 2015 fiscal year, net cash used in operating activities totaled approximately $60.0 million, of which approximately $52.9 million was reclassified to discontinued operations.  Cash used in operations during 2015, inclusive of items reclassified to discontinued operations, consisted of the on-going payments of expenses primarily from cash proceeds received in prior years; a fee share payment of $19.5 million made to Ericsson related to our former patent licensing business; $3.8 million of in-kind interest payments on our related party note payable; and $2.1 million of stock-based compensation of which $1.3 million was reclassified to discontinued operations; partially offset by a $4.5 million reduction in deferred revenue as reclassified to discontinued operations.

During the 2014 fiscal year we completed the Lenovo transaction which provided proceeds of $90.0 million for the 2014 fiscal year and was related to our discontinued patent licensing operations, of which $19.5 million was accrued as a fee share due to Ericsson.  Additionally, we received $17.0 million of restricted cash related to expired letters of credit for our prior headquarters, which was treated as operating activity as the letters of credit supported operating leases.

Cash Provided by (Used in) Investing Activities. Cash flows provided by (used in) investing activities during the 2016, 2015, and 2014 primarily consisted of purchases and sales of investments which historically consisted of certificates of deposits, money market funds, and U.S. treasury bills.  In fiscal 2016, we sold the remainder of these investments for total cash proceeds of approximately $11.7 million.  Due to our cash operating needs during fiscal 2016, we did not make any additional investments.

Further, in 2016, cash provided by investing activities included one-time cash payment of $34.2 million in the Divestiture, of which $30.0 million was related to the purchase price and $4.2 million represented discontinued operation expense reimbursements (as included in cash used in operating activities – discontinued operations).

Cash Provided by Financing Activities. Since the completion of our rights offering in fiscal 2014, resulting in net cash proceeds of approximately $11.0 million, we did not participate in material financing activities.  For the 2016 and 2015 fiscal years, our financing activities consisted of the exercise of previously outstanding stock options offset by treasury stock purchases related to tax payments on our management’s restricted stock units.

Related Party Notes Payable

As of June 30, 2016, our principal long-term debt obligation consisted of our outstanding related party Notes payable obligation initially entered into on June 28, 2013 totaling approximately $34.6 million.  On August 17, 2016 we repurchased approximately $7.9 million of our outstanding Notes for an aggregate purchase price of approximately $8.2 million, inclusive of interest. In September 2016, we called the Notes for redemption, and we expect to make a cash payment of approximately $31.7 million to effect the redemption in the first half of fiscal 2017.

Since June 2015, we have had the option to redeem some or all of the Notes for a cash redemption price equal to 110% of principal and accrued and unpaid interest or redeem some or all of the Notes at a redemption price initially equal to 110% of principal and declining over time plus accrued and unpaid interest.  For our 2017 fiscal year, the redemption price is 106.4375% of principal plus accrued and unpaid interest.

In May of 2015, we were notified that Indaba Capital Fund LP, the initial holder of the notes, sold our Notes in their entirety to the MAST Funds as part of a private transaction. Upon subsequent correspondence, we identified MAST Capital as a significant stockholder. The sale of the Notes did not have any impact on the original terms including the maturity date, in-kind interest accruals, or principal amount.

In December 2015, we and the MAST Funds extended the maturity date of the Notes from June 30, 2018 to June 30, 2019.  Technical amendments to the indenture were required to enable the Divestiture to occur and to enable our initial BDC transaction to be completed.

Contractual Obligations

Our contractual obligations as of June 30, 2016 are presented in the table below (dollars in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 years	3-5 years	years
Senior Secured Notes	$39,936,212	$39,936,212	$—	$—	$—
Operating Lease Obligations	293	135	158	—	—
Total Contractual Obligations	$39,936,505	$39,936,347	$158	$—	$—

The table above presents estimated in-kind interest payments for the long term debt obligation on our related party Notes and repayment of principal at the maturity of the Notes. We incurred interest in-kind through June 30, 2016.  No adjustments to the obligations table above have been for the principal payment made on August 17, 2016 totaling approximately $7.9 million.

Operating Lease Obligations

As of June 30, 2016, we have two operating leases.  We lease our corporate headquarters in Los Altos, California; and our previous headquarters in Reno, Nevada, which is on a month to month basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-09 Compensation – Stock Compensation to the Accounting Standards Codification Topic 718.  This standard is intended to simplify the accounting for several aspects of the accounting for equity-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows, and financial position.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company has elected early adoption of this ASU on a prospective basis beginning in the first quarter of fiscal 2017, which is not expected have a material impact on our consolidated financial statements.

Due to the transformation of our business activities, we are evaluating other recent accounting pronouncements to determine future applicability on our expected operations and accounting policies, as then implemented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our discontinued operations paid certain expenses in Euros and British Pounds. Any translation adjustments associated with those foreign currency transactions are reflected as discontinued operations. We no longer have any foreign currency exposures.

Interest Rate Risk

Our primary market risks include fluctuations in interest rates.  As of June 30, 2016, we had cash and cash equivalents, inclusive of restricted cash, totaling $80.7 million.  Through December 31, 2015, when we liquidated our remaining investment portfolio for approximately $11.7 million in cash proceeds, our exposure to market risk for changes in interest rates primarily related to money market accounts, certificates of deposit, and government securities. We placed our investments with high credit quality issuers that have a rating by Moody's of A2 or higher and Standard & Poors of A or higher.  Through this period, we did not have any material losses associated with credit and liquidity risk or defaults by the financial institutions or the inability to trade exchange traded money market funds for an amount equal to financial reporting basis.

Our general policy was to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments; all investments with maturities of greater than one year are classified as available-for-sale and considered to be long-term investments.

Since our debt obligations carry a fixed rate, we are not exposed to increases in interest rates, but in a deflationary environment we may repay those obligations in a more valuable currency than the value of the proceeds we received when the debt was issued.

Item 8. Financial Statements and Supplementary Data.

The reports and financial statements listed in the Index to Financial Statements at page F-1 are incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2016. Based on their evaluation, our principal executive officer and principal financial officer concluded that as a result of the material weakness in internal controls of financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2016.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

Changes in Internal Control Over Financial Reporting

We completed the Divestiture on June 30, 2016, and the material weakness in internal control over financial reporting described below occurred.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based upon Internal Control-Integrated Framework (2013) issued by COSO.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2016, we did not maintain effective monitoring and oversight of controls over the completeness, existence, accuracy and presentation and disclosure of our accounting for income taxes.  Specifically, as a result of our inadequate supervision of the accounting firm to whom we have outsourced preparation of our income tax provision, we did not comply with ASC 740-20-45 that requires allocation of taxes between continuing operations and discontinued operations.  Such errors were identified and remediated prior the issuance of the financial statements included in this report.

Because of this material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2016 based on the criteria described in Internal Control-Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weakness and developing a plan of remediation to strengthen our internal control over accounting for income taxes.  We are discussing the root cause of the ASC 740-20-45 error with the accounting firm to whom we have outsourced the preparation of our tax provision.  We will consider personnel changes within our organization, changes to our processes with our outsourced provider, and changes that our outsourced provider could make to staffing related to their engagement with us.

Inherent Limitations on Effectiveness of Control

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations, include, among others:

•	Judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override;
•

The design of any system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because of the inherent limitations in all control systems, no valuation of controls can provide absolute assurance that all control issues and instances of fraud have been detected.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

All of our directors serve until our next annual stockholders’ meeting or their earlier death, resignation or removal and all of our executive officers are at will employees.  There are no family relationships among any of our directors or executive officers. As of September 1, 2016, our executive officers’ and directors’ biographical information was as follows:

Executive Officers

Name	Position	Age
Richard S. Chernicoff	Chief Executive Officer	51
James D. Wheat	Chief Financial Officer	58

Richard S. Chernicoff was hired as our Chief Executive Officer on an interim basis in July 2016. Mr. Chernicoff served as one of our directors since March 2014, as our Lead Independent Director from April 2014 to October 2015 and as Chairman of our Board from October 2015 to July 2016. Mr. Chernicoff is a member of the board of directors of Marathon Patent Group, Inc. and Diablo Technologies, Inc. Prior to joining our board, Mr. Chernicoff was President of Tessera Intellectual Property Corp. from July 2011 to January 2013. Mr. Chernicoff was President of Unity Semiconductor Corp. Prior to that, Mr. Chernicoff was with SanDisk Corporation where as Senior Vice President, Business Development, Mr. Chernicoff was responsible for mergers and acquisitions, financings and joint ventures. Previously, Mr. Chernicoff was a mergers and acquisitions partner in the Los Angeles office of Brobeck, Phleger & Harrison LLP, and Mr. Chernicoff was a corporate lawyer in the Los Angeles office of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Chernicoff was a member of the staff of the SEC in Washington, DC and a certified public accountant with Ernst & Young LLP. Mr. Chernicoff holds a BS in Business Administration from California State University Northridge and a JD from St. John’s University School of Law.

James D. Wheat has been our Chief Financial Officer since November 2, 2015. Mr. Wheat served as the Chief Financial Officer of ASSIA, Inc. from January 2013 to November 2015.  From April 2008 to May 2012, Mr. Wheat served as Chief Financial Officer of Silicon Graphics (formerly Rackable Systems), a global provider of computer, storage, and data center solutions to the scientific, technical, and business communities. Mr. Wheat has 30 years of financial management experience with global technology companies, including Lam Research, Raychem Corporation, and Honeywell. Mr. Wheat holds an MBA from The Wharton School of the University of Pennsylvania and a BBA in Accounting and Business from the University of Michigan and is a licensed Certified Public Accountant in California.

Directors

		Committee
			Nominating
			&
			Corporate
Name	Age	Audit	Governance	Compensation
Richard S. Chernicoff	51
Peter A. Reed	36		Chair	Chair
Jess M. Ravich	59			
Boris Teksler	46
Hugh Steven Wilson	67	Chair		

Richard S. Chernicoff brings to our Board experience as a business leader and with mergers & acquisitions, leveraged finance, accounting and regulatory affairs.

Jess M. Ravich has been a member of our Board effective November 4, 2015. Mr. Ravich has served as a director of ALJ Regional Holdings, Inc. (ALJJ) since June 26, 2006 and the Chairman of its Board of Directors since August 31, 2006. He has also served as the Executive Chairman and Senior Executive Officer of ALJJ since February 20, 2013. Mr. Ravich joined The TCW Group as Group Managing Director in December 2012. Prior to that, Mr. Ravich was Managing Director at Houlihan Lokey since December 2009. Mr. Ravich was Chairman and Chief Executive Officer of Libra Securities, a Los Angeles-based investment banking firm that focused on capital raising and financial advisory services for middle market corporate clients and the sales and trading of debt and equity securities for institutional investors. Prior to founding

Libra Securities in 1991, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert. Mr. Ravich has served on the board of directors of Cherokee Inc. since May 1995. Mr. Ravich has also served as chairman of the board of directors of Cherokee Inc. since January 2011. Mr. Ravich has also served on the boards of directors of Spectrum Group International, Inc., A-Mark Precious Metals, Inc., as chairman at TCW BDC and as a board member of TCW Alternative Funds. In addition to his professional responsibilities, Mr. Ravich has also served on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls. Mr. Ravich holds a BS and MS from the Wharton School and a JD from Harvard University. Mr. Ravich brings to our Board his knowledge of mergers & acquisitions, capital markets and corporate transformation. Mr. Ravich’s service as a member of our Board will conclude on the earlier of the Merger or our next annual meeting of stockholders.

Peter A. Reed has served as one of our directors since May 2015. Mr. Reed is a Portfolio Manager and Partner at MAST Capital Management, LLC (MAST), a Boston-based registered investment advisor. Mr. Reed currently serves as a director of International Wire Group Holdings Inc.(ITWG)  and the Chairman of the Board of Nebraska Book Holdings, Inc. Prior to joining MAST in 2004, Mr. Reed was an investment banking analyst at Brown, Gibbons, Lang & Company where he worked on mergers and acquisitions, in-court and out-of-court financial restructurings, and debt and equity private placements for middle market companies. Mr. Reed holds a BS in Finance from Miami University. Mr. Reed brings to our Board knowledge of the capital markets and corporate governance.  Mr. Reed is Chief Executive Officer of our wholly-owned subsidiary, Great Elm Capital Corp. Upon closing of the Merger, Mr. Reed will become GECM’s Chief Investment Officer.  Mr. Reed was nominated to our Board based on the securities purchase agreement we entered into at the time we issued our Notes.

Boris Teksler has served as one of our directors since June 2015 and served as our Chief Executive Officer from June 2015 to July 2016. Mr. Teksler served as the Senior Executive Vice President and President of the Technology Business Group at Technicolor, from June 2013 to May 2015. Prior to that, Mr. Teksler served as the head of Patent Licensing and Strategy at Apple Inc., from 2009 to 2013. Mr. Teksler holds a BS in Computer Science from University of California, Davis. Mr. Teksler brings to our Board significant experience with intellectual property (acquisition, licensing and litigation) and his industry knowledge.  Mr. Teksler’s service as a member of our Board will conclude on the earlier of the Merger or our next annual meeting of stockholders.

Hugh Steven Wilson is Chairman of our Board and has been a member of our Board since January 2016.  Mr. Wilson was a Managing Partner of Tennenbaum Capital Partners, LLC (TCP) from 2005 to 2012, where he is a member of its advisory board. Mr. Wilson served as Chief Executive Officer of four TCP affiliated registered investment companies. Mr. Wilson served as a Senior Partner at Latham & Watkins, where he was Global Co-Chairman of the Mergers and Acquisitions Practice Group and Chairman of the National Litigation Department. Mr. Wilson has been the Chairman of ITWG since October 20, 2009. He serves as Vice Chairman of Burford Capital Limited. Mr. Wilson holds a BA from the Indiana University, a JD from the University of Chicago Law School, where he was a member of the law review and Order of the Coif, and a Master of Laws degree from Harvard Law School.  Mr. Wilson brings to our Board judgment accumulated over a 40-year career, expertise in the asset management business, with mergers and acquisitions, leveraged finance and legal matters.

Director Nominations Process

Our Nominating and Governance Committee identifies director candidates through recommendations made by members of our Board, management, stockholders and others, including the possibility of a search firm. At a minimum, a Board nominee should have significant management or leadership experience which is relevant to our business, as well as personal and professional integrity.  Our Board believes it is in our and our stockholders’ best interest to identify and select qualified candidates to serve as directors and for our Board to function effectively. We do not award any extra credit to a candidate because he or she would increase diversity among the members of our Board. Recommendations are developed based on each nominee’s knowledge and experience in a variety of fields, and research conducted by our staff at our Nominating and Governance Committee’s direction. Any stockholder recommendation should be directed to the attention of our general counsel and should include the information specified in our bylaws. Our bylaws are available at no charge in our public filings with the SEC, on the Corporate Governance page of our website, or from our General Counsel.

In determining whether to nominate a candidate, whether from an internally generated or stockholder recommendation, our Nominating and Governance Committee will consider the current composition and capabilities of serving board members, as well as additional capabilities considered necessary or desirable in light of our existing and future corporate needs. Our Nominating and Governance Committee also exercises its independent business judgment and discretion in evaluating the suitability of any recommended candidate for nomination.

Information About Our Audit Committee

Our Board has a separately designated standing Audit Committee. Our Board has determined that Mr. Ravich is an “audit committee financial expert” under the regulations promulgated by the SEC. Our Board has also determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the SEC and the Nasdaq listing standards.

Since July 2016, we have only had two members of our Audit Committee as permitted by an exemption in the Nasdaq listing standards.  We intend to appoint a third independent member of our Audit Committee who is an “audit committee financial expert” not later than our 2016 annual stockholders meeting.

Code of Business Conduct

Our Board adopted a Code of Business Conduct, which is filed as an exhibit to this report. The Code of Business Conduct applies to our principal executive officers, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for us, in addition to our corporate directors and employees.  A copy of our Code of Business Conduct may be obtained by written request directed to our General Counsel at our address shown on the cover of this report.

Non-Employee Director Compensation – Fiscal 2016

	Fees Earned	Stock	Option
	or Paid in	Awards	Awards
Name	Cash ($)	($) (1)	($) (1)
Richard S. Chernicoff	107,500	107,996
Dallas S. Clement	28,750	―
Taylor O. Harmeling	—	―
Mark E. Jensen	31,250	―
Gregory P. Landis	27,500	―
William E. Marino	27,500	―
Jess M. Ravich	36,240	107,996
Peter A. Reed	81,566	107,996
Philip A. Vachon	565,000	147,549
Hugh Steven Wilson	28,024	85,098

(1)	Represents the market value on the date of the award.

In addition, on July 5, 2016, we entered into a consulting agreement with Philip A. Vachon, the former Chairman of our Board. Mr. Vachon agreed to provide consulting services to us through the time of resolution of any claims made by Optis under the purchase agreement for the Divestiture and we paid Mr. Vachon $500,000.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we believe that during the year ended June 30, 2016 all of our directors, officers and applicable stockholders timely filed these reports, except Mr. Chernicoff filed one late report, Taylor Harmeling, a former member of our Board, filed two late reports, Mr. Ravich filed two late reports, Mr. Reed filed one late report, and Mr. Vachon filed two late reports.

Item 11. Executive Compensation.

Summary Compensation Table

			Stock	Option	Non-Equity
Name and Principal		Salary	Awards	Awards	Incentive Plan Compensation	All Other	Total
Position	Year	($)	($)	($)	($)	Compensation	($)
Richard S. Chernicoff (1)
Chief Executive Officer
Boris Teksler (3)	2016	1,000,000				1,000,000	2,000,000
Former Chief Executive Officer	2015	83,333		2,134,467	100,000		2,317,800
James D. Wheat (2)	2016	193,333		259,750	164,213		617,296
Chief Financial Officer
Noah D. Mesel (4)	2016	360,208		294,975	351,000	292,500	1,298,683
Former Executive Vice President & General Counsel
Dean Witter III (5)	2016	160,050					160,050
Former Interim Chief Financial Officer	2015	89,444					89,444

(1)	Mr. Chernicoff was appointed as our Chief Executive Officer in July 2016 and received no compensation as an officer until our 2017 fiscal year.
(2)	Mr. Wheat has served as our Chief Financial Officer since November 2, 2015.
(3)	Mr. Teksler served as our Chief Executive Officer from June 1, 2015 to July 5, 2016.
(4)	Mr. Mesel served as our Executive Vice President, General Counsel and Secretary from July 30, 2015 to July 5, 2016.
(5)	Mr. Witter served as our Interim Chief Financial Officer from March 12, 2015 to November 2, 2015.

Grants of Plan-Based Awards

			All Other	All Other
			Stock	Option	Exercise	Grant Date
			Awards:	Awards:	or Base	Fair Value
			Number of	Number of	Price of	of
		Date of	Shares of	Securities	Option	Stock and
	Grant	Corporate	Stock or	Underlying	Awards	Option
Name	Date	Approval	Units (#)	Options(#)	($/Sh)	Awards($)
Noah D. Mesel	7/30/2015	7/30/2015		62,500	7.92	294,975
James D. Wheat	11/2/2015	11/2/2015		41,667	10.56	259,750

Outstanding Equity Awards at June 30, 2016

	Option Awards				Stock Awards
Market
					Number	Value of
					of Shares	Shares or
	Number of	Number of			or Units	Units of
	Securities	Securities			of Stock	Stock
	Underlying	Underlying	Option		That	That
	Unexercised	Unexercised	Exercise	Option	Have Not	Have Not
	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Boris Teksler	420,800	—	8.16	7/5/2019	—	—
Noah D. Mesel	62,500	—	7.92	7/5/2017	—	—
James D. Wheat	41,667	—	10.56	11/2/2025	—	—

Grants of Plan Based Awards

Estimated Future Payouts under
		Non-Equity Incentive Plan Awards			All Other Option Awards:
Grant
Date
Fair
						Exercise	Value of
						or Base	Stock
					Number of	Price of	and
					Securities	Option	Option
	Grant				Underlying	Awards	Awards
Name	Date	Threshold	Target	Maximum	Options	($/Sh)	($)
Noah Mesel	7/30/2015		$351,000		62,500	$7.92	$294,975
James D. Wheat	11/2/2015		$164,213		41,667	$10.56	$259,750

Equity Compensation Plan Information

Number of securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensations
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan category (as of June 30, 2016)	rights	rights	column (a)
Equity compensation plans approved by security holders	189,500	12.81	364,140
Equity compensation plans not approved by security holders	420,800	8.16	—

Employment Agreements with Our Named Executive Officers

Richard S. Chernicoff

Mr. Chernicoff was appointed as our Chief Executive Officer on an interim basis because our company and our business are in transition. After relocating to Boston and beginning to implement our new strategy, our Board will reevaluate whether leading us is the proper role for Mr. Chernicoff.  On July 18, 2016, Mr. Chernicoff accepted our offer of employment.  Mr. Chernicoff will be paid an annual base salary of $200,000.  His base salary will be increased by $100,000 per year for so long as we do not employ a general counsel.

We paid Mr. Chernicoff a $100,000 bonus related to his efforts in connection with the Divestiture.  We agreed to pay Mr. Chernicoff a $150,000 bonus upon closing of the Merger.  Mr. Chernicoff is eligible for annual bonuses and transaction bonuses in the discretion of our Compensation Committee, but we agreed to pay him a minimum bonus of $60,000 for the period from July 18, 2016 through December 31, 2016.

We granted Mr. Chernicoff options to purchase 141,437 shares of our common stock.  Such options vest on a quarterly basis over the two-year period ending on July 18, 2018, may be exercised on an unvested basis and are subject to anti-dilution adjustment.

Mr. Chernicoff is not entitled to any severance upon termination of his employment.

Boris Teksler

On April 2, 2015, Mr. Teksler accepted our offer of employment as our Chief Executive Officer and President. Mr. Teksler’s base salary was $1.0 million per year and he received a one-time signing bonus of $100,000 in connection with his hire.

On June 1, 2015, we granted Mr. Teksler options to purchase 420,800 shares of our common stock.  Those options became vested upon the Divestiture on June 30, 2016.

On June 15, 2016, our stockholders approved extending Mr. Teksler’s time to exercise his options from 90 days to one year after termination of his service to us.

On July 5, 2016, Mr. Teksler’s employment concluded. In July 2016, we paid Mr. Teksler $1.0 million of severance, and we and Mr. Teksler entered into a mutual release of known and unknown claims. We will pay Mr. Teksler’s monthly COBRA premiums until the earlier of July 5, 2017 or the date that he becomes eligible to receive health benefits through another employer.

On July 5, 2016, we and Mr. Teksler entered into a consulting agreement.  Mr. Teksler agreed to provide up to 10 hours per month of services to us until July 5, 2018.  We will pay Mr. Teksler $12,000 for such services and reimburse his out of pocket expenses in connection with his services to us.

James D. Wheat

On October 30, 2015, Mr. Wheat accepted our offer of employment as our Chief Financial Officer.  Mr. Wheat’s annual base salary is $290,000.

Mr. Wheat’s annual bonus is targeted between 60% and 90% of his base salary and is to be based on milestones agreed between Mr. Wheat and our CEO.  We agreed to pay Mr. Wheat a bonus of $66,923 upon filing of this annual report on Form 10-K.

We awarded Mr. Wheat options to purchase 41,667 shares of our common stock.  These options became fully vested upon the Divestiture on June 30, 2016.

Mr. Wheat is not entitled to any severance in connection with termination of his employment.  Under our generally applicable severance policy, we would pay 4 months of COBRA premiums and make a severance payment of 12 weeks of pay to Mr. Wheat if we terminate his employment other than for cause.

Noah D. Mesel

On July 30, 2015, Mr. Mesel accepted our offer of employment as Executive Vice President, General Counsel and Corporate Secretary.  Mesel’s annual base salary was $390,000.

Mesel’s annual bonus was targeted between 60% and 90% of his base salary and was based on milestones agreed between Mr. Mesel and our CEO.  Initially, the bonus was determined by providing 30% of base salary for each first instance finding of infringement (i.e. a “win”); our divested subsidiaries won 3 patents during the 2016 fiscal year and Mesel received the maximum bonus of 90% which totaled $351,000.

We awarded Mr. Mesel options to purchase 62,500 shares of our common stock.  These options became fully vested upon the Divestiture on June 30, 2016.

On July 5, 2016, Mr. Mesel’s employment concluded and in July 2016 we paid him $292,500 of severance, and we and Mr. Mesel entered into a mutual release of known and unknown claims. We will pay Mr. Mesel’s monthly COBRA premiums until the earlier of April 5, 2017 or the date that he becomes eligible to receive health benefits through another employer.

Dean Witter III

On October 31, 2014, we entered into a consulting engagement agreement with The Brenner Group, Inc., pursuant to which The Brenner Group would provide us with a chief financial officer. We paid The Brenner Group for Mr. Witter’s services at a rate of $275.00 per hour and reimbursed all of Mr. Witter’s travel and out of pocket expenses incurred in connection therewith.

Compensation Discussion and Analysis

During fiscal 2016, we made three major compensation decisions:

•	Hiring Mr. Mesel;
•	Hiring Mr. Wheat; and
•	Extending the time for Mr. Teksler to exercise his options.

In hiring Mr. Mesel, the key considerations of his compensation arrangement were:

•	Base salary was benchmarked off the range of base compensation of general counsels of a sample of Silicon Valley public companies with a market capitalization of less than $1 billion.
•

Mr. Mesel’s bonus arrangement was tied to success in litigation.  If we won cases that went to trial while Mr. Mesel was general counsel, Mr. Mesel would earn incremental compensation.  When we hired Mr. Mesel, we had lost over 20 litigations in a row.  We hoped that litigation victories would lead to revenue from infringers of our patents.  Mr. Mesel’s bonuses were sized to be less than 10% of what we expected to spend on our barristers/trial lawyers for those cases.

•	We provided Mr. Mesel with stock options at fair market value that we hoped would create alignment between Mr. Mesel’s behavior and total shareholder return.
•

When we hired Mr. Mesel our board was split as to whether to continue in the patent business or divest that business, so Mr. Mesel was able to negotiate for single trigger acceleration of the vesting of his options on a change of control.

We had three CFOs in two years and we were in the midst of negotiating the divestiture of our patent business when we hired Mr. Wheat.  The key considerations of Mr. Wheat’s compensation were:

•

Base salary was benchmarked off Mr. Wheat’s prior employment as a public company CFO (adjusted for our smaller size) and the range of base compensation of CFOs of a sample of Silicon Valley public companies with a market capitalization of less than $1 billion.

•

We recognized that Mr. Wheat was not in a position to drive our success with infringers of our patents, so his bonus is tied to performance of the finance organization that he manages.  We focused Mr. Wheat’s goals on timely, correct, and complete SEC filings and maintaining a system of internal controls over financial reporting.

•	We provided Mr. Wheat with stock options at fair market value to create an incentive for Mr. Wheat to focus on total shareholder return.
•	Mr. Wheat did not receive any change of control severance. We approached Mr. Wheat and asked him to continue to serve us through the filing of this report.

Subject to approval by our stockholders, we extended Mr. Teksler’s time to exercise his stock options.  Mr. Teksler’s stock options were out of the money while we were negotiating the divesture of our patent business.  Mr. Teksler believed in his ability to license our patents and would have preferred that we remain in the patent business.  We acceded to Mr. Teksler’s request to extend his option exercise period because we believed that this concession would result in Mr. Teksler feeling supported by our Board resulting in Mr. Teksler’s support through the completion of the Divestiture.  We did not believe that his contractual entitlement to $1 million in severance was sufficient to motivate Mr. Teksler to work hard at the Divestiture given his strong desire to continue employment as CEO of a public patent company.

Fiscal 2016 was a year of transition as will fiscal 2017.  We did not have comprehensive compensation philosophies that guided the foregoing decisions.  Onboarding Messrs. Mesel and Wheat was largely decided by reference to what other companies were willing to offer these prospective employees and their knowledge that we might divest our patent business within a year of their hire date. Our 2015 say-on-pay proposal was approved by a narrow majority. The most significant element of 2016 compensation was fixed when our prior compensation committee and board approved Mr. Teksler’s employment offer that locked in his $1 million base pay and $1 million severance package.

We do not have specific stock ownership guidelines in place.  We have prohibited our directors and executive officers from shorting our stock.

In setting Mr. Chernicoff’s compensation, a substantial portion of his compensation is tied to consummation of transactions and the value of his stock award is larger than his base cash compensation.  As we transition, we created an incentive for

Mr. Chernicoff to hold personnel costs down by reducing his base compensation by 1/3rd if we hire a general counsel.  We set the exercise price of Mr. Chernicoff’s options at a 10% premium so that his options do not have spread value unless he improves our stock price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 1, 2016 by: (a) each of the named executive officers; (b) all of our current executive officers and directors as a group; and (c) all those known by us to be beneficial owners of more than five percent of our outstanding common stock.

Except as indicated in the footnotes to this table and under applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of our common stock listed adjacent to their name. For the purposes of calculating percent ownership, as of September 1, 2016; 9,466,670 shares were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable within 60 days of September 1, 2016, these shares are treated as if outstanding for that person, but not for any other person.

The following table indicates the total number of shares beneficially owned by the following persons, including shares subject to options exercisable within 60 days of September 1, 2016. Unless otherwise indicated, these shares do not include any options or restricted stock awarded after September 1, 2016:

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class
Directors and Named Executive Officers:
Richard S. Chernicoff	33,420	*
Jess M. Ravich	8,333	*
Peter A. Reed (2)	53,917	*
Boris Teksler	420,800	4.45%
James D. Wheat	41,667	*
Hugh Steven Wilson	7,639	*
All current executive officers and directors as a group (6 persons)	520,192	5.51%
Five Percent Stockholders:
Entities affiliated with MAST Capital Management, LLC, 200 Clarendon Street, 51st Floor, Boston, MA 02116(2)(3)	1,755,731	18.60%
Entities affiliated with Kingdon Capital Management, L.L.C., 152 West 57th Street, 50th Floor, New York, NY 10019(4)	545,020	5.77%

*Less than 1% of the outstanding shares of our common stock.

(1)

This table is based upon information supplied by each officer, director, and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the table, the address for each person named above is c/o Great Elm Capital Group, Inc., 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116.

(2)

Mr. Reed is a Partner and Portfolio Manager of MAST. Mr. Reed was nominated to our board by the holder of our senior secured notes. Under the SEC rules, Mr. Reed is not deemed to be the beneficial owner of the shares of our common stock owned by the MAST Funds. Mr. Reed is a limited partner in certain MAST Funds accordingly, 45,584 shares are included in the above table to reflect Mr. Reed's pecuniary interest therein.

(3)

Based solely on information furnished in a Schedule 13D/A filed with the SEC on August 18, 2015, jointly by MAST Capital and David J. Steinberg, in which MAST Capital and Mr. Steinberg report beneficial ownership of 1,755,731 shares of our common stock (as to which each has shared voting and dispositive powers).  Under a Securities Purchase Agreement, dated as of June 28, 2013, the MAST Funds are the assignee of the right to elect two members of our Board.  Mr. Reed has been so elected and the MAST Funds have abstained from exercising their right to nominate a second Board member.  This right to elect directors continues for so long as the MAST Funds (a) (i) maintain a voting percentage equal to or greater than 5% of the total shares outstanding or (ii) maintain a voting percentage equal to or greater than 3% of the total shares outstanding and (b) hold at least 50% of the principal amount of Notes we originally issued.

(4)

Based solely on information furnished in a Schedule 13G/A filed with the SEC on February 17, 2015, jointly by Kingdon Capital Management, L.L.C. and Mark Kingdon in which each of Kingdon Capital Management, L.L.C. and Mark Kingdon report beneficial ownership of 545,020 shares of our common stock (as to which each has shared voting and dispositive powers).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of June 30, 2016, the MAST Funds beneficially owned an aggregate of 1,755,731 shares of our common stock and are the sole registered owners of our senior secured notes due 2019.

On July 21, 2015, our Board granted a waiver of our tax benefits protection plan to allow the MAST Funds to acquire up to 13.9% of the outstanding shares of our common stock in exchange for the MAST Funds agreeing to extend the maturity of our senior secured notes by one year to June 2019.  The extension of the maturity date of our notes was memorialized in a December 23, 2015 amendment to the indenture under which the notes were issued (the Indenture).

On August 13, 2015, our Board granted a waiver of our tax benefits protection plan to allow the MAST Funds to acquire up to 19.9% of the outstanding shares of our common stock from funds managed by Indaba Capital Management, LLC (Indaba) in order to avoid a proxy fight threatened by Indaba.

On February 7, 2016, the MAST Funds agreed to amend the Indenture in order to allow us to consummate the Divestiture of our intellectual property business.  A second amendment to the Indenture was executed on April 6, 2016.

On June 23, 2016, we entered into:

•

a consent agreement with the MAST Funds in order to allow us to enter into and consummate the Merger and the transactions contemplated by the Subscription Agreement and waiving technical defaults under the Indenture;

•	the Subscription Agreement with the MAST Funds and GECC; and
•

a non-binding memorandum of understanding with MAST and its key employees that contemplates that concurrent with the Merger our wholly-owned registered investment advisor, Great Elm Capital Management, Inc., will hire substantially all of the employees of MAST and specifies their compensation for service to us and for giving up the right to manage the $90 million portfolio contributed per the Subscription Agreement.

On August 15, 2016, we agreed to purchase $7.9 million of principal amount of our senior secured notes from a MAST Fund at a discount to the redemption price then in effect.

Our certificate of incorporation and indemnification agreements with our directors and executive officers obligate us to indemnify our directors and executive officers.  We have also purchased director and officer indemnification insurance.

Other than as described above, no transaction requiring disclosure under applicable federal securities laws occurred during the year ended June 30, 2016 that was submitted to our Audit Committee for approval as a related party transaction.

Our Code of Conduct provides our written policies and procedures for the review of any activities by a director, executive officer or employee or members of their immediate families which create or appear to create an actual or potential conflict between the individual’s interests and our interests. Our Audit Committee is responsible for interpreting our Code of Conduct, reviewing reports of alleged breaches of such Code of Conduct and granting waivers of or approving amendments of such Code of Conduct. Our Audit Committee is responsible for reviewing past or proposed transactions between us and related persons.

Our Code of Conduct requires all of our employees, executives, directors, agents and representatives, including contractors and contingent workers, to avoid any activity or personal interest that creates or appears to create a conflict of interest with us, and requires all of our personnel to disclose any such activity or interest to management. Our employees and directors must disclose any relationship with outside firms where they have any influence on transactions involving purchases, contracts or leases with such firm. Employees are directed to report such potential or actual conflicts to their supervisors, the Chief Financial Officer or Chief Executive Officer, and management is directed to review and make a report to the Chief Financial Officer or Chief Executive Officer. Our Chief Financial Officer or Chief Executive Officer or his/her designee then reviews the situation, and if an actual conflict of interest exists, must disclose such facts and circumstances to the Audit Committee, which oversees treatment of such issues and reviews and resolves the individual matters presented.

Our directors and executive officers are required to obtain the prior written approval of the Audit Committee, or its designated member, following the full disclosure of all facts and circumstances before making any investment, accepting any position or benefits, or participating in any transaction or business arrangement that creates or appears to create a conflict of interest.

Director Independence

Our Board has affirmatively determined that all members of the Board are independent within the meaning of the applicable Nasdaq listing standards, except for Messrs. Vachon and Teksler. Upon becoming our Chief Executive Officer in July 2016, Mr. Chernicoff was no longer an independent director. In making its determinations, our Board found that none of these directors or nominees for director had a disqualifying relationship with us.

On July 18, 2016, we notified Nasdaq of our non-compliance with Rule 5605 of the Nasdaq Stock Market and that we are recruiting a new member of our board of directors who will qualify as an audit committee financial expert. On July 25, 2016, Nasdaq provided a letter confirming that we are not in compliance with the three independent audit committee member requirement of Rule 5605.

Item 14. Principal Accountant Fees and Services.

The following table presents aggregate fees billed to us for services rendered by Grant Thornton LLP for fiscal years ended June 30, 2016 and June 30, 2015:

	Year ended June 30,
In thousands	2016	2015
Audit Fees:
Audit services, statutory audits, quarterly reviews and 1933 Act filings	$426	$336
Audit-Related Fees:
Accounting Consultation	—	10
Tax Fees:
Income tax compliance and consulting	—	—
All Other Fees: (including financial information systems design and implementation)	—	—
Total fees	$426	$346

Audit Committee Pre-Approval Policies and Procedures

Among its other duties, our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. Our Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of our Audit Committee is requested. Our Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent auditor. On a periodic basis, management reports to our Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All services performed by Grant Thornton LLP for fiscal years 2016 and 2015 were approved in accordance with our Audit Committee’s pre-approval guidelines.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Financial Statement Schedules

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The exhibit index attached hereto is incorporated by reference. We will furnish any exhibit upon request made to our Corporate Secretary, 200 Clarendon Street, 51st Floor, Boston, MA 02116. We charge $0.50 per page to cover expenses of copying and mailing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 13, 2016.

GREAT ELM CAPITAL GROUP, INC.

By:	/s/ Richard S. Chernicoff
Name:	Richard S. Chernicoff
Title:	Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of September 13, 2016.

Signature	Title

/s/ Richard S. Chernicoff	Chief Executive Officer and Director
Richard S. Chernicoff	(Principal Executive Officer)

/s/ James D. Wheat	Chief Financial Officer
James D. Wheat	(Principal Financial and Accounting Officer)

/s/ Jess M. Ravich	Director
Jess M. Ravich

/s/ Peter A. Reed	Director
Peter A. Reed

/s/ Boris Teksler	Director
Boris Teksler

/s/ Hugh Steven Wilson	Director
Hugh Steven Wilson

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Great Elm Capital Group, Inc.

We have audited the internal control over financial reporting of Great Elm Capital Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company has controls over the preparation and review of its income tax provision. Those controls did not operate effectively such that the Company did not timely identify material errors in the provision for income taxes applicable to continuing operations and discontinued operations and the presentation thereof in the financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated September 13, 2016, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions to be taken after June 30, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ Grant Thornton LLP

Phoenix, Arizona

September 13, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Great Elm Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Great Elm Capital Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Elm Capital Group, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

We draw attention to Note 3, the Company’s financial statements as of June 30, 2015 and for the two years then ended have been restated to reflect discontinued operations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2016 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP

Phoenix, Arizona

September 13, 2016

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$80,711	$73,755
Short-term investments	—	11,713
Restricted cash	4	27
Prepaid and other current assets	106	632
Total current assets	80,821	86,127
Property and equipment, net	—	110
Assets sold, net	—	1,595
Debt issuance costs and other assets, net	930	1,052
Total assets	$81,751	$88,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$521	$678
Accrued liabilities	108	229
Accrued legal expense	1,787	77
Accrued compensation	520	109
Liabilities related to assets sold	7,338	9,645
Related party note payable	34,640	—
Total current liabilities	44,914	10,738
Related party note payable, net of current portion	—	29,874
Other long-term liabilities related to assets sold	16	24,768
Total liabilities	44,930	65,380
Commitments and Contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000 shares authorized and 9,467 and 9,373 issued; and 9,467 and 9,362 outstanding at June 30, 2016 and June 30, 2015, respectively	9	9
Treasury stock, none and 11 shares at June 30, 2016 and June 30, 2015, respectively	—	(93)
Additional paid-in-capital	3,249,085	3,245,049
Accumulated other comprehensive income	—	234
Accumulated deficit	(3,212,273)	(3,221,695)
Total stockholders' equity	36,821	23,504
Total liabilities and stockholders' equity	$81,751	$88,884

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net revenue	$—	$—	$—

Operating costs and expenses:
General and administrative	9,835	8,040	5,709
Total operating costs and expenses	9,835	8,040	5,709
Operating loss	(9,835)	(8,040)	(5,709)
Interest income	6	72	121
Interest expense	(4,947)	(4,332)	(3,697)
Other income, net	233	268	625
Loss from continuing operations, before income taxes	(14,543)	(12,032)	(8,660)
Provision for (benefit from) income taxes	(5,103)	164	(3,068)
Loss from continuing operations	(9,440)	(12,196)	(5,592)

Discontinued operations:
Gain on sale of discontinued operations, net of tax	24,692	—	—
Income (loss) from discontinued operations, net of tax	(5,830)	(29,563)	6,025
Income (loss) from discontinued operations, net of tax	18,862	(29,563)	6,025
Net income (loss)	$9,422	$(41,759)	$433

Basic and diluted earnings (loss) per share from:
Continuing operations	$(1.00)	$(1.31)	$(0.62)
Discontinued operations	2.00	(3.17)	0.67
Net income (loss)	$1.00	$(4.48)	$0.05

Weighted average shares outstanding
Basic and diluted	9,412	9,332	8,999

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net income (loss)	$9,422	$(41,759)	$433
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	—	(21)	22
Foreign currency translation adjustment	(234)	231	—
Other comprehensive income	(234)	210	22
Comprehensive income (loss)	$9,188	$(41,549)	$455

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years ended June 30, 2016, 2015 and 2014

(In thousands)

					Additional	Accumulated other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCE, June 30, 2013	8,356	$8	(24)	$(575)	$3,224,861	$2	$(3,180,369)	$43,927
Net income	—	—	—	—	—	—	433	433
Issuance of common stock for rights offering	628	1	—	—	12,498	—	—	12,499
Issuance of common stock related to debt and equity financing	65	—	—	—	1	—	—	1
Issuance costs related to equity financing	—	—	—	—	(422)	—	—	(422)
Issuance of common stock related to stock option exercises and vesting of restricted stock units	211	—	—	—	2,568	—	—	2,568
Issuance of common stock for financial advisory services	83	—	—	—	2,130	—	—	2,130
Purchase of treasury stock	—	—	(14)	(309)	—	—	—	(309)
Stock-based compensation	—	—	—	—	2,222	—	—	2,222
Total other comprehensive income	—	—	—	—	—	22	—	22
BALANCE, June 30, 2014	9,343	9	(38)	(884)	3,243,858	24	(3,179,936)	63,071
Net loss	—	—	—	—	—	—	(41,759)	(41,759)
Issuance of common stock related to stock option exercises and vesting of restricted stock units	5	—	—	—	92	—	—	92
Retirement of treasury stock	(45)	—	45	1,001	(1,001)	—		—
Purchase of treasury stock	—	—	(18)	(210)	—	—	—	(210)
Stock-based compensation	70	—	—	—	2,100	—	—	2,100
Total other comprehensive income	—	—	—	—	—	210	—	210
BALANCE, June 30, 2015	9,373	9	(11)	(93)	3,245,049	234	(3,221,695)	23,504
Net income	—	—	—	—	—	—	9,422	9,422
Total other comprehensive loss	—	—	—	—	—	(234)	—	(234)
Issuance of common stock related to vesting of restricted stock units	122	—	—	—	(103)	—	—	(103)
Retirement of treasury stock	(28)	—	28	235	(235)	—	—	—
Purchase of treasury stock	—	—	(17)	(142)	—	—	—	(142)
Stock-based compensation	—	—	—	—	4,374	—	—	4,374
BALANCE, June 30, 2016	9,467	$9	—	$—	$3,249,085	$—	$(3,212,273)	$36,821

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$9,422	$(41,759)	$433
(Income) loss from discontinued operations	5,830	29,563	(6,025)
Gain on sale of discontinued operations	(24,692)	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63	107	97
Stock-based compensation	2,029	765	1,099
Gain on foreign currency	(277)	—	—
Loss on fixed asset disposal	82	—	—
Amortization of premiums/discounts on investments, net	3	79	151
Realized loss on sale of investments	—	—	81
In kind interest payments on note payable	4,355	3,837	3,370
Amortization of debt discount and issuance costs	592	495	326
Changes in operating assets and liabilities:
Accounts receivable	—	—	88
Prepaid assets, deposits, and other assets	464	37	410
Accounts payable	(157)	(502)	(1,136)
Accrued liabilities	2,002	(263)	(154)
Restricted cash	3	586	16,873
Net cash provided by (used in) operating activities - continuing operations	(281)	(7,055)	15,613
Net cash provided by (used in) operating activities - discontinued operations	(34,296)	(52,918)	58,663
Net cash provided by (used in) operating activities	(34,577)	(59,973)	74,276
Cash flows from investing activities:
Purchases of property and equipment	(35)	(30)	(72)
Proceeds from sale of discontinued operations, net	30,000	—	—
Purchases of investments	—	—	(78,337)
Proceeds from sales and maturities of investments	11,710	40,000	37,107
Net cash provided by (used in) investing activities	41,675	39,970	(41,302)

Cash flows from financing activities:
Proceeds from rights offering issuance of common stock	—	—	12,500
Proceeds from exercise of stock options	—	91	2,571
Payment of debt and equity issuance costs	—	—	(1,472)
Purchase of treasury stock	(142)	(210)	(309)
Net cash provided by (used in) financing activities	(142)	(119)	13,290

Net increase (decrease) in cash and cash equivalents	6,956	(20,122)	46,264
Cash and cash equivalents at beginning of period	73,755	93,877	47,613
Cash and cash equivalents at end of period	$80,711	$73,755	$93,877
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Non-cash financing activities
Retirement of treasury stock	$235	$1,001	$—
Unpaid debt and equity issuance costs	—	31	65
Obligation to financial consultant for issuance costs	—	—	175
	$235	$1,032	$240

Other non-cash items:
Common stock issued to satisfy liability for issuance costs	$—	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1.     Organization

Great Elm Capital Group, Inc. (referred to as the Company, formerly Unwired Planet, Inc.) is a holding company incorporated in Delaware.

Prior to the divestiture, described in Note 3, of the Company’s wholly-owned subsidiaries, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC on June 30, 2016, the Company’s subsidiaries were engaged in patent licensing with a portfolio of mobile technology patents and patent applications.

2.     Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2016, the Company had one active, wholly-owned subsidiary, Great Elm Capital Corp. (GECC).  Additionally, the Company is actively pursuing the formal dissolution of all of its other of dormant subsidiaries, whose activity for the periods presented have been reclassified to discontinued operations, net of eliminated intercompany transactions.

Classification of Continuing and Discontinued Operations

On April 6, 2016, the Company entered into the Purchase and Sale Agreement (as amended, the PSA) with Optis UP Holdings, LLC (Optis), pursuant to which Optis acquired all of the outstanding membership interests of the Company’s wholly-owned subsidiary, Unwired Planet, LLC (UPLLC), which owns all of the outstanding shares of Unwired Planet International Limited, an Irish company limited by shares.  Together, the disposed subsidiaries owned all of the Company’s patent assets.

As a result of the disposition of the Company’s intellectual property licensing business and underlying patent and patent applications, the Company has presented financial results for these businesses in discontinued operations, inclusive of reclassification of the accompanying prior periods presented.  The divested of intellectual property licensing component consisted of all patent licensing expenses as previously presented in the accompanying consolidated statements of operations; certain general and administrative costs incurred by the disposed subsidiaries; and certain liabilities of the divested subsidiaries.

Use of Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments primarily consisted of United States government obligations and certificates of deposit with high quality financial institutions with maturities of less than two years. The Company classified its short and long-term investments as available-for-sale. Available-for-sale securities were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized or a loss is considered to be other than temporary. The Company used the specific-identification method in determining cost in calculating realized gains and losses.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Revenue Recognition

The Company’s former intellectual property licensing and sale transactions, among other things, often had multiple elements, required payments over time and were exchanged for rights that were not accompanied by physical delivery. The Company previously recognized revenue when all the following criteria were met: (a) written agreements have been executed; (b) delivery of intellectual property rights has occurred or been made available; (c) prices are fixed or determinable; and (d) collectability is reasonably assured. The Company’s previous licensing and related agreements included multiple deliverables, correspondingly and in accordance with GAAP, the Company allocated consideration to each element of an agreement, inclusive of consideration for past and expected future patent royalty obligations. Accounting for multiple element revenue contracts requires use of significant management judgment.

Licensing. The timing and amount of revenue recognized from each licensee depended upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations.  These agreements could include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, cross-licensing terms, and settlement of intellectual property enforcement. The Company used a leased-based model for revenue recognition associated with term licenses, with revenue being recognized over the expected period of benefit to the licensee. In prior periods, the Company received combinations of the following forms of payment as consideration:

Consideration for Past Patent Royalties: Consideration related to a licensee’s product sales from prior periods resulted from a negotiated agreement with a licensee that utilized the Company’s patented inventions prior to signing a patent license agreement.

Prepaid Royalty Payments: These were up-front, non-refundable royalty payments that fulfill a licensee’s obligation to the Company under a patent license agreement for a specified time period, for sales in certain countries, or a combination thereof. These amounts were initially deferred and recognized on a straight line basis over the effective term of the license.

Payments for a Perpetual License:  Payments for a perpetual license were recognized as revenue when an arrangement was mutually signed, payment was received, and no future performance obligation was required over the contractual license term.

Patent Sales. The Company recognized revenue from sales of intellectual property when there was persuasive evidence of a sales arrangement, the sales price was fixed or determinable, delivery has occurred, and collectability is reasonably assured.

Initial License Costs. Incremental direct costs incurred related to origination of a licensing agreement resulting in deferral of revenue were capitalized. Only those costs directly related to a particular license agreement were eligible for capitalization, which were amortized over the estimated life of a patent license agreement.

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

Foreign Currency Translation

The functional currency of some of the Company’s former foreign subsidiaries was the United States Dollar (USD). Other former foreign subsidiaries used local currency as their functional currency.  For subsidiaries formerly using its local currency, current assets and current liabilities recorded were translated into USD at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments for subsidiaries are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. All transactional gains or losses on foreign currency transactions are recognized in other expense, net in the consolidated statements of operations.

Contingent Legal Expenses

In conjunction with the Company’s discontinued patent licensing business, the Company entered into several agreements for legal services on a blended fee basis for patent enforcement matters and is responsible for the current payment of out of pocket expenses incurred in connection with the patent enforcement matters. These agreements typically required payment of a fixed fee for a period of time or fixed fees on occurrence of milestones and payment of a contingency fee upon a settlement or collection of a judgment.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains (losses) on available for sale securities and foreign currency translation adjustments for subsidiaries whose functional currency is not USD. Tax effects of comprehensive loss are not material to periods presented. The Company reports the components of comprehensive income (loss) on its Consolidated Statements of Comprehensive Income (Loss).

Concentration of Risk

The Company has placed substantially all of its cash with a single well established financial institution, and its cash equivalents consist primarily of an exchange traded money market fund with the same institution. The Company is exposed to credit risk related to the potential inability to access liquidity in the financial institution where its cash and cash equivalents are concentrated.

Significant portions of the Company’s net revenue, as reclassified to discontinued operations, in each of the 2016, 2015, and 2014 fiscal years were attributable to one customer of which all of the proceeds were received in 2014.

Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2016	2015	2014
Loss from continuing operations	$(9,440)	$(12,196)	$(5,592)
Income (loss) from discontinued operations, net of tax	18,862	(29,563)	6,025
Net income (loss)	$9,422	$(41,759)	$433

Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	9,412	9,333	9,003
Weighted average shares of restricted stock subject to repurchase	—	(1)	(4)
Weighted average shares used in computing earnings (loss) per share	9,412	9,332	8,999

Basic and diluted earnings (loss) per share from:
Income (loss) from continuing operations	$ (1.00)	$(1.31)	$(0.62)
Income (loss) from discontinued operations	2.00	(3.17)	0.67
Net income (loss)	$ 1.00	$(4.48)	$0.05

As of June 30, 2016, 2015, and 2014, the Company had 32,000; 306,000; and 302,000 potential shares of Company common stock, respectively, that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive.

Restrictions on Subsidiary Dividends

In June 2016, GECC entered into a merger agreement with Full Circle Capital Corporation in which GECC agreed not to declare any dividends before the earlier of termination of the merger agreement or consummation of the transactions contemplated by the merger agreement.  As of June 30, 2016, GECC had $30.0 million of cash and $30.0 million of stockholder’s equity, none of which constituted retained earnings.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation. Primarily, the Company has adjusted its consolidated financial statements to conform to the presentation of the former patent licensing operations as reclassified as discontinued operations and the impacts of the January 2016 one-for-twelve reverse stock split of its common stock.  In the accompanying consolidated balance sheet, the Company reclassified a total of $7.3 million of current liabilities outstanding as of June 30, 2016 to liabilities related to assets sold consisting of $4.9 million of accrued legal expenses; accrued compensation of $1.6 million; and $0.8 million of other accrued liabilities.  For the period ended June 30, 2015, the Company reclassified a total of $9.6 million of current liabilities to liabilities related to assets sold consisting of $3.0 million of accrued legal expenses; accrued compensation of $0.3 million; deferred revenue of $5.0 million; fee share obligations of $0.5 million; and $0.8 million of other accrued liabilities.  In addition, the Company reclassified long-term deferred revenue of $24.5 million and other long-term accrued liabilities of $0.2 million  to other long-term liabilities related to assets sold as of June 30, 2015.  Additionally, certain intraperiod tax allocation rules resulted in the reclassification of an income tax benefit from continuing operations totaling approximately $3.1 million and a corresponding income tax expense from discontinued operations of approximately $3.1 million for the fiscal year ended June 30, 2014.

See Note 3 for a detailed discussion related to reclassification presented in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2016, 2015, and 2014.  None of these reclassifications had a cumulative effect on previously reported consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 Compensation – Stock Compensation to the Accounting Standards Codification (ASC) Topic 718.  This standard is intended to simplify the accounting for several aspects of the accounting for equity-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows, and financial position.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company has elected early adoption of this ASU on a prospective basis beginning in the first quarter of fiscal 2017, which is not expected have a material impact on the consolidated financial statements.

Due to the transformation of the Company’s business activities, it is evaluating other recent accounting pronouncements to determine future applicability on the expected operations and accounting policies, as then implemented.

3.     Discontinued Operations

On April 6, 2016, the Company, entered into the PSA with Optis, pursuant to which Optis acquired (the Divestiture) all of the outstanding capital stock of Unwired Planet IP Holdings, Inc., a Delaware corporation (Sub 1), and all of the outstanding membership interests of Unwired Planet IP Manager, LLC, a Delaware limited liability company (Sub 2, and together with Sub 1, the Holding Companies). The Holding Companies owned all of the outstanding membership interests of Unwired Planet, LLC, a Nevada limited liability company (UPLLC), and UPLLC owned all of the outstanding shares of Unwired Planet International Limited, an Irish company limited by shares (Unwired Planet Ireland and together with Sub 1, Sub 2 and UPLLC, the Unwired Planet Companies). UPLLC and Unwired Planet Ireland collectively owned all of the Company’s patent assets. The aggregate purchase price for the Divestiture will be a total of up to $40 million. Optis paid the Company $30 million plus certain adjustments upon the closing of the Divestiture and will pay to the Company $10 million (the Holdback) less other potential adjustments on June 30, 2018.

The following table provides a reconciliation of the Company’s previous operations as reclassified for all of the periods presented:

	2016	2015	2014
Discontinued operations:
Net revenue	$27,826	$4,505	$36,396
Patent licensing expenses	(30,780)	(31,069)	(23,008)
General and administrative expenses	(2,876)	(2,989)	(4,266)
Other non-significant expenses	—	(10)	(29)
Gain (loss) from discontinued operations	(5,830)	(29,563)	9,093
Gain on sale of discontinued operations	29,795	—	—
Total pretax gain (loss) on discontinued operations	23,965	(29,563)	9,093
Income tax benefit (expense)	(5,103)	—	(3,068)
Net gain (loss) from discontinued operations	$18,862	$(29,563)	$6,025

Significant Contracts and Revenue Components

The Divesture included a patent portfolio acquired from Ericsson that was subject to the Company’s Master Sale Agreement (the MSA) with Ericsson as amended through September 2014.  The MSA contained restrictions on the Company’s and the Licensing Companies’ rights and obligations resulting in the Company’s conclusion that the MSA was executory in nature for accounting purposes, correspondingly, the Company did not capitalize any of these patents in the accompanying consolidated balance sheets.

In March 2014, the Company entered into (a) a Patent License Agreement (the License Agreement) and (b) a Patent Purchase Agreement (the Purchase Agreement) with a subsidiary of and with Lenovo Group Limited (collectively Lenovo). The agreements are referred to collectively as the Lenovo Agreements.   The Company received total gross proceeds of $100 million from the Lenovo Agreements.  Prior to the Divesture, the Company cumulatively recognized $77.2 million of revenue related to the Lenovo Agreements.  Upon completion of the Divesture, the Company’s on-going performance obligations to Lenovo were eliminated and the remaining non-refundable proceeds that were received but deferred for financial reporting purposes, totaling $22.8 million, were recognized in the fiscal year ended June 30, 2016 as revenue of the discontinued operations.

Patent Licensing Expenses

Reclassified patent licensing expenses consist of expenses incurred by the divested subsidiaries directly related to patent maintenance, licensing, and enforcement efforts.  These expenses primarily consisted of payments to third party legal counsel.

General and Administrative Expenses

General and administrative expenses of the discontinued operations consisted primarily of labor incurred by the applicable subsidiary employees; facilities costs associated with the direct operations of the divested subsidiaries; other costs incurred by the divested subsidiaries not directly attributable to patent licensing; historical allocations of corporate employees directly related to the affairs of the divested subsidiaries; and other corporate costs associated with the operations of the divested subsidiaries.

The Company elected to not allocate interest to discontinued operations and no general corporate overhead has been reclassified to discontinued operations.

Other Termination and Severance Expenses

As part of the Divesture, certain Officers, Directors, and other employees were terminated in accordance with the terms of their individual separation agreements, the majority of which included cash bonus awards; accelerated vesting of previously unvested stock option and restricted stock unit awards; stock based award modifications primarily resulting in the extension of exercise terms from ninety days to one year; and other cash based separation and severance awards.  For the year ended June 30, 2016, the Company recognized expenses totaling $4.5 million for severance and employee termination related to the Divesture, included in discontinued operations in accompanying consolidated statements of operations.  Of the $4.5 million in severance costs, $2.3 million related to the modification and acceleration of equity-linked awards and approximately $2.2 million related to cash based severance awards, inclusive of health care benefits for varying periods up to one year from June 30, 2016.  The Company paid all of the cash-based expenses accrued as of June 30, 2016 in July 2016.

Contingencies

Under the PSA, the Company may receive additional proceeds related to the Divesture of up to $10 million, subject to adjustment for indemnification or claims breach of representations, and warranties.  The Company performed an analysis as to the probability of Optis making such claims and was unable to conclude if, when, or what portion of the Holdback was probable of realization.  This analysis was based on the uncertainty surrounding the enforceability of the patents, and the inability to ascertain the likelihood of favorable outcomes from related legal proceedings. The determination that the Holdback was not realizable at June 30, 2016 resulted in the Company concluding the Holdback constitutes contingent consideration.  The Company expects to recognize the known or estimable portion of the Holdback consideration in the period it becomes realizable.

Additionally, the Company remains party to certain on-going contingent obligations associated with some of the disposed of subsidiaries’ transactions.  Since the licensing rights and patents associated with these transactions were divested, the Company determined it is highly unlikely that such underlying contingencies would be resolved prior to the applicable contractual expiration date in a manner that results in the Company having an other than remote probability of liability for monetary damages.  As a result, no contingent liabilities related to such retained contracts have been recognized in the accompanying consolidated balance sheets as of June 30, 2016.

4.     Financial Instruments

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and liquid investments with remaining maturities of 90 days or less at the date of purchase. The Company’s cash equivalents consist primarily of an exchange traded money market fund. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the FDIC or SIPC.

Restricted Cash

In connection with the closing of the Ericsson patent acquisition, the Company terminated its credit facility with Silicon Valley Bank. However, the Company was able to maintain letters of credit under the credit facility to the extent such letters of credit were fully cash collateralized. As of June 30, 2016 and June 30, 2015, restricted cash totaled $4,000 and $27,000, respectively.

Investments

The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell securities, but the objectives are generally not to generate profits on short-term differences in price. As of June 30, 2016, the Company did not hold investments.  As of June 30, 2015, the Company held total investments with an estimated fair value, based on Level 1 inputs, of $11.7 million. As of June 30, 2015, the Company’s investments consisted of money market funds, United States Government Obligations, and certificates of deposits.  The Company incurred immaterial differences between the fair and amortized cost in its investments until their complete liquidation in fiscal 2016.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based upon the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the fiscal year ended June 30, 2016 or 2015.  The Company has historically valued its cash, cash equivalents, and investments using Level 1 inputs.

Historically, the Company estimated the fair value of the related party long-term notes using Level 3 inputs consisting of a discounted cash flow analysis which incorporated spread and discount rate assumptions considering the Company’s financial status and risk, as well as indications from comparable publicly traded debt instruments.  As of June 30, 2016, the carrying value of the notes approximated the fair value due to the expected settlement in the first half of fiscal 2017.

The Company’s related party notes payable are not subject to fair value estimation on a recurring basis, and have been reclassified to current liabilities as of June 30, 2016.

5.     Related Party Note Payable

The Company’s Senior Secured Notes due 2019 (“Notes”) are summarized below (in thousands):

	June 30,	June 30,
	2016	2015
Balance beginning of year	$29,874	$25,693
Issuance of in-kind notes	4,355	3,837
Amortization of discount	411	344
Balance end of period	$34,640	$29,874

For the years ended June 30, 2016, 2015, and 2014, the Company recognized interest expense of approximately $4.9 million, $4.3 million, and $3.7 million, respectively, consisting of payment of “in-kind” notes and amortization of discount and debt issuance costs.

The Notes have a stated interest rate of 12.875%. The effective interest rate of the Notes as of June 30, 2016 is 17.2%. The Company makes quarterly “in-kind” interest payments via the issuance of additional notes, which bear interest at 12.875%.  The Company may redeem some or all of the Notes at a redemption price equal to 109.656% of the principal amount of the Notes plus accrued and unpaid interest, which amount declines each successive anniversary until maturity on June 30, 2019.

In May of 2015, the Company was notified that Indaba Capital Fund LP, the initial holder of the notes, sold the Notes in their entirety to MAST Capital Management, LLC as part of a private transaction. Upon subsequent correspondence, the Company identified MAST Capital Management, LLC as a significant stockholder. The sale of the Notes did not have any impact on the original terms including the maturity date, in-kind interest accruals, or principal amount.

The indenture under which the Notes were issued (the Indenture) provides that the Notes will be secured by substantially all assets of the Company other than equity interests in the Company’s subsidiaries in existence at the time of Note issuance and all assets of the Company’s subsidiaries. The Indenture also provides certain newly-created domestic subsidiaries will become guarantors of the Notes and pledge their assets as additional collateral securing the Notes in certain circumstances.

If a change of control (as defined in the Indenture) occurs, the Company may be required to purchase some or all of the Notes at a purchase price equal to 109.656% of the aggregate principal amount thereof and declining thereafter, in each case, plus accrued and unpaid interest to the date of purchase. The Notes contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to: (a) incur debt; (b) pay dividends and make distributions on, or redeem or repurchase the Company’s equity interests; (c) make certain investments; (d) sell assets; (e) create liens; and (f) enter into transactions with affiliates. The Company is also required to maintain a minimum cash and cash equivalents collateral balance of $10 million, which will no longer be required when the volume weighted average trading price of a share of the Company’s common stock exceeds $36.00 for any period of 15 trading days in any 30-day trading day period after June 28, 2016.  The Company received a consent from MAST Capital Management, LLC to enter into the Divesture, which did not result in the violation of any of the above covenants.

The Company expects to redeem all of its remaining Notes for redemption in the first half of fiscal 2017.  Accordingly, the Notes have been classified as a current liability in the accompanying consolidated balance sheet.

6.     Commitments and Contingencies

Leases

In September 2015, the Company entered into a three year lease with a base monthly rent of $11,250 to move its corporate headquarters to Los Altos, California. Upon execution of the lease, the Company paid a $50,000 refundable deposit. The Company currently leases its office in Reno, Nevada on a month to month basis.  The total future minimum lease payments under all non-cancelable operating leases were approximately $0.3 million as of June 30, 2016 and expire in 2018.

Rent expense  for the 2016, 2015 and 2014 fiscal years, was approximately $318,000, $181,000, and $104,000, respectively.

Contingent Legal Expenses – Discontinued Operations

In connection with patent infringement litigation filed by the Company in the U.S. and Europe, the Company entered into two engagement agreements for legal services rendered to Unwired Planet, Inc. and its subsidiaries, both of which included a blended fixed fee and contingent “success fee” arrangement.  In both cases, the fixed fee element of both engagement agreements concluded on June 30, 2015, but the contingent fee arrangement continued.  As of June 30, 2016, the Company accrued, and in July 2016, settled these obligations for $0.2 million and $4.5 million for its UK and US counsel, respectively.

Under court rules in the United Kingdom, parties to litigation are entitled to reimbursement of their attorney’s fees with respect to portions of the case on which they prevail.  The Company will become liable for the opposing parties’ attorney fees and costs if it loses all or a portion of the pending litigation in the United Kingdom.

Under the Company’s license agreement with Microsoft, the losing party in any dispute under that license agreement must reimburse the prevailing party’s legal fees in connection with such dispute.  The Company may become liable for Microsoft’s costs of litigation (including attorneys’ fees).  As of June 30, 2016, the Company was unable to determine the likelihood of an unfavorable outcome of any such dispute.

Great Elm Capital Corporation Merger With Full Circle

On June 23, 2016, the Company entered into a subscription agreement to purchase shares of common stock of GECC.  On the same date, the Company transferred $30 million in cash to GECC and GECC became a wholly-owned subsidiary of the Company. In conjunction with the subscription agreement, and conditioned upon entry into an investment management agreement with Great Elm Capital Management, Inc., GECC entered into an Agreement and Plan of Merger (the Merger Agreement) whereby Full Circle Capital Corporation will be merged with and into GECC.  In Merger Agreement, GECC agreed that it would not declare any dividends before the earlier of termination of the Merger Agreement or consummation of the transactions contemplated by the Merger Agreement.

7.     Stockholders' Equity

Tax Benefits Preservation Agreement

On January 20, 2015, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement,  between the Company and Computershare Trust Company, N.A., as Rights Agent (the Rights Plan) to replace the Company’s existing Tax Benefits Preservation Agreement, which  expired on January 29, 2015, (the Expired Agreement). The Agreement is substantially the same as the Expired Agreement.  In December 2015 the Rights Plan was approved by the Company’s stockholders.

Pursuant to the terms of the Rights Plan, the Company’s Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a Tax Right) for each outstanding share of common stock, par value $0.001 per share of the Company (the Common Stock) to stockholders of record as of the close of business on January 29, 2015 (the Record Date). In addition, one Tax Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Plan). Each Tax Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a Unit) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $15.00 per Unit (the Exercise Price), subject to adjustment, under the conditions specified in the Rights Plan.

The Tax Rights are not exercisable until the Distribution Date and will expire at the earlier of (a) January 29, 2018, (b) the time when the Tax Rights are redeemed as provided therein; (c) the time when the Rights are exchanged as provided therein; (d) the repeal of Section 382 of the Internal Revenue Code if the Independent Directors (as defined in the Rights Plan) determine that the Rights Plan is no longer necessary for the preservation of Tax Benefits (as defined in the Rights Planet), (e) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that no Tax Benefits may be carried forward, unless previously redeemed or exchanged by the Company.

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan) which authorized the issuance of up to 304,167 shares. Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of three years. The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Plan, stock option grants have a term of ten years. As of June 30, 2016, the Company had a total of 70,226 shares of the Company’s common stock available for grant, and a total of 83,077 shares were outstanding under the Directors’ Plan.

In November 2013, the Company’s stockholders approved the Amended and Restated 2006 Stock Incentive Plan (the 2006 Plan) to provide incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units.  Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half shares. The exercise price of options granted under the 2006 Plan is usually equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2006 Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2016, the Company had a total of 293,914 shares of its common stock available for grant, and a total of 151,334 shares were outstanding under the 2006 Stock Plan.

In June 2016, the Company’s stockholders approved the Great Elm Capital Group, Inc. 2016 Long-Term Incentive Plan and the Great Elm Capital Group, Inc. 2016 Employee Stock Purchase Plan.  No awards were made under such plans as of June 30, 2016.

The following table summarizes the number of common shares available for issuance under the plans discussed above as of June 30, 2016:

Shares of Common Stock Available for Issuance
Director's Plan	70,226
2006 Plan	293,914
2016 Long-Term Incentive Plan	2,550,000
2016 Employee Stock Purchase Plan	900,000
Total	3,814,140

Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table. The Company estimates the expected term for new grants based upon actual historical experience. The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determines the fair value of non-vested shares based on the Nasdaq closing stock price on the date of grant.

The ranges of assumptions used to value options granted were as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Expected volatility	64.9 - 69.1%	67.7%	64.6 - 68.7%
Expected dividends	—	—	—
Expected term (years)	5.88 - 9.88	6.18	2.60 - 3.04
Risk-free rate	1.73 - 2.05%	1.77%	0.49 - 0.9%

A summary of option activity through June 30, 2016 is presented below (in thousands except per share and year amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2013	488	$24.36
Options granted	49	18.72
Exercised	(136)	18.96
Forfeited, cancelled or expired	(139)	35.76
Outstanding at June 30, 2014	262	$20.16
Options granted	421	8.16
Exercised	(5)	16.68
Forfeited, cancelled or expired	(38)	21.84
Outstanding at June 30, 2015	640	$12.18
Options granted	131	9.01
Exercised	—	—
Forfeited, cancelled or expired	(161)	19.34
Outstanding at June 30, 2016	610	$9.60	7.01	$—
Exercisable at June 30, 2016	610	$9.60	7.01	$—

The weighted average grant date fair value of options per share granted during the 2016, 2015, and 2014 fiscal years was $5.62, $5.04, and $8.04, respectively. During the year ended June 30, 2016, there were no options exercised, and options exercised during the years ended June 30, 2015 and 2014 was approximately $17,000, and $0.4 million, respectively.

A summary of the activity of the Company’s restricted stock units through June 30, 2016 is presented below (in thousands except per share amounts):

		Weighted
		Average
	Restricted	Grant Date
Restricted Stock Units	Stock Units	Fair Value
Outstanding at June 30, 2013	130	$16.80
Granted	44	18.12
Vested	(76)	20.76
Forfeited	(2)	22.80
Outstanding at June 30, 2014	96	$19.80
Granted	96	20.64
Vested	(70)	20.40
Forfeited	(6)	15.84
Outstanding at June 30, 2015	116	$19.22
Granted	55	12.02
Vested	(122)	18.46
Forfeited	(17)	16.16
Outstanding at June 30, 2016	32	$13.30

The aggregate grant date fair value of RSUs granted during the 2016, 2015, and 2014 fiscal years was $0.7 million, $1.9 million and $0.7 million, respectively.

Stock-based compensation expense to employees and directors totaled $4.4 million, $2.1 million, and $2.2 million for the 2016, 2015, and 2014 fiscal years, respectively.  Included in the $4.4 million total stock-based compensation expense for the year ended June 30, 2016, approximately $2.3 million related to modifications of awards primarily held by our former officers and directors.  The award modifications were the result of accelerated vesting of previously unvested awards upon termination, and the extension of the post termination exercise term from ninety days to one year.  Approximately 20 former employees had the terms of their stock based awards modified during the year ended June 30, 2016.  In addition, approximately $2.3 million, $1.3 million, and $1.1 million of stock based compensation was reclassified to discontinued operations for the fiscal years ended June 30, 2016, 2015, and 2014, respectively.

As of June 30, 2016, there was immaterial unrecognized compensation cost related to all unvested share awards and options. The remaining immaterial cost is expected to be recognized as the shares vest over the next three years.

8.     Income Taxes

Income (loss) from continuing operations before provision for income taxes is comprised of the following (in thousands):

	Fiscal Year ended June 30,
	2016	2015	2014
Domestic	$(14,543)	$(12,032)	$(8,660)
Foreign	—	—	—
Total	$(14,543)	$(12,032)	$(8,660)

The provision (benefit) for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2016	2015	2014
Current:
Domestic Income Tax	$—	$—	$—
Foreign Income Tax	—	164	—
	$—	$164	$—
Deferred:
Domestic Income Tax	$(5,103)	$—	$(3,068)
Foreign Income Tax	—	—	—
	$(5,103)	$—	$(3,068)
Total	$(5,103)	$164	$(3,068)

The Company recognized an income tax (benefit) from continuing operations of $5.1 million for the year ended June 30, 2016. For the year ended June 30, 2015, the Company recognized income tax expense of $0.2 million from continuing operations and an income tax (benefit) of $3.1 million was recognized in the 2014 fiscal year.

During 2016, the Company provided for income tax with respect to discontinued operations of $5.1 million related to intraperiod allocations and the release of accrued taxes for divested foreign subsidiaries and other for taxes previously paid for the subsidiaries.  No intraperiod allocations were made in 2015, and 2014 intraperiod allocations resulted in income tax expense from discontinued operations of $3.1 million.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company's income (loss) before income taxes by the statutory income tax rate of 35% (in thousands):

	Fiscal Year End June 30th,
	2016	2015	2014
Federal Benefit at Statutory Rate	$(5,090)	$(4,211)	$(3,031)
State taxes	(12)	(211)	—
Effect of foreign corporations	(607)	(139)	260
Permanent adjustments	(208)	3	25
Change in valuation allowance	(164)	(3,320)	(28,061)
Increase in unrecognized tax benefit	—	—	12,790
Abandonment of state net operating losses	—	7,544	11,763
Stock compensation adjustment	924	794	(1,708)
Capital loss adjustment	—	—	5,063
Other	54	(296)	(169)
Total Tax Expense/(Benefit)	$(5,103)	$164	$(3,068)

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year End June 30
	2016	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$623,221	$617,331	$619,837
Accruals and allowances not deductible for tax purposes	278	(574)	(581)
Research and development credit and other carry-forwards	38,371	38,371	38,371
Stock based compensation	184	806	1,847
Investment in Partnership	—	11,942	1,233
Total Deferred tax assets, gross	$662,054	$667,876	$660,707

Less: valuation allowance	$(662,054)	$(667,876)	$(660,707)
Total Deferred tax assets, net	$—	$—	$—

In light of the Company's history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The state deferred amounts reflected in the above table were calculated using the enacted tax rates. The Company will establish the related federal deferred tax liability for the benefit of the state deduction in conjunction with its analysis of the probability of realizing its state deferred tax assets.  As a result of the sale of the product business, the Company does not have any foreign deferred tax assets as of June 30, 2016, 2015, and 2014.

Approximately $251 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards in the above table is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings when and if subsequently realized. The benefit from approximately $8.5 million of the $51.2 million valuation allowance for deferred tax assets related to research and development credit carryforwards in the above table will be allocated to additional paid-in-capital rather than current earnings if, and when, subsequently realized.

As of June 30, 2016, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.71 billion and $273 million, respectively. During the 2014 fiscal year, the Company ceased operations in multiple states and filed final returns thus reducing its state NOLs by $22.0 million. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $30.2 million and $20.9 million, respectively. The federal NOL carryforwards and research and development credit carryforwards will expire from 2017 through 2036. The California research and development credits may be carried forward indefinitely. The federal NOLs can be carried forward for 20 years. The California net operating loss carryforwards will expire from 2016 through 2036.

The following table reflects federal NOL carryforwards that will expire beginning 2017 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2017	$6,958
2018	26,624
2019	59,062
2020	491,683
2021	187,755
2022 through 2036	939,748
Total	$1,711,830

Under Internal Revenue Code Section 382, the utilization of a corporation's NOL carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year NOL period. If it is determined that prior equity transactions limit the Company's NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

During the 2014, 2015 and 2016 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2013	$593
Reductions for tax positions of prior years	12,790
Lapse of statute of limitations	(93)
Balance as of June 30, 2014	13,290
Addition for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(152)
Balance as of June 30, 2015	13,138
Addition for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(172)
Balance as of June 30, 2016	$12,966

During the fiscal year ended June 30, 2016, the Company’s unrecognized tax benefits decreased by $0.2 million due to the expiration of certain statutes of limitations reflected in discontinued operations.

As of June 30, 2016 and June 30, 2015, the Company had approximately $13.0 million and $13.1 million respectively of unrecognized tax benefits. All of the tax benefit realized during the 2014 and 2015 fiscal years as well as $0.2 million realized during fiscal year 2016, was recorded as net income or expense from discontinued operations. The unrecognized tax benefits, if recognized, would impact the effective tax rate by $13.0 million and $13.1 million without considering the impact of the valuation allowance.  Of the ending balance of $13.0 million, $12.8 million of the unrecognized tax benefit is offset against the deferred tax asset for federal and state R&D tax credits while $0.2 million is recorded as a liability.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations.  As of June 30, 2016, no amount is accrued for interest associated with tax liabilities.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. Because of NOL carryforwards, substantially all of the Company's tax years, from the 1995 through 2015 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed.  Substantially all of the Company’s tax years, from the 1995 through 2015 fiscal years, remain open to state tax examination. Most of the Company's remaining foreign jurisdictions have three or four open tax years at any point in time.

9.     Quarterly Financial Results (Unaudited)

The following table (in thousands, except per share amounts) sets forth a summary of the Company’s unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2016. All quarters have been revised as necessary to reflect discontinued operations.  The information has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the accompanying consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

	Fiscal Year Ended June 30, 2016				Fiscal Year Ended June 30, 2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses	4,890	2,006	1,396	1,651	1,247	1,542	1,554	3,697
Operating loss from continuing operations	$(4,890)	$(2,006)	$(1,396)	$(1,651)	$(1,247)	$(1,542)	$(1,554)	$(3,697)

Loss from continuing operations	$(902)	$(3,165)	$(2,537)	$(2,836)	$(2,882)	$(2,347)	$(2,569)	$(4,398)
Income (loss) from discontinued operations	43,003	(6,621)	(10,139)	(7,381)	(6,154)	(7,300)	(8,389)	(7,720)
Net income (loss)	$42,101	$(9,786)	$(12,676)	$(10,217)	$(9,036)	$(9,647)	$(10,958)	$(12,118)

Basic and diluted earnings (loss) per share from continuing operations per share	$(0.10)	$(0.34)	$(0.27)	$(0.30)	$(0.31)	$(0.25)	$(0.28)	$(0.47)
Basic and diluted earnings (loss) from discontinued operations per share	$4.57	$(0.70)	$(1.08)	$(0.79)	$(0.66)	$(0.78)	$(0.90)	$(0.83)
Basic and diluted earnings (loss) per share	$4.47	$(1.04)	$(1.35)	$(1.09)	$(0.97)	$(1.03)	$(1.18)	$(1.30)

Shares used in computing:
Basic and diluted earnings (loss) per share	9,412	9,432	9,408	9,366	9,353	9,342	9,325	9,310

10.     Subsequent Events

On August 17, 2016, the Company purchased approximately $7.9 million of Notes for an aggregate purchase price of approximately $8.2 million, inclusive of interest.

On September 13, 2016, the Company announced a $45.0 million rights offering providing the Company’s stockholders with the option to acquire additional shares of Company common stock. In connection with the rights offering, the Company entered into a Backstop Investment Agreement with a consortium of investors (which includes all of the members of the Company’s board of directors) to purchase up to $36.6 of shares of Company common stock at the subscription price for the rights offering.

EXHIBIT INDEX

Unless otherwise indicated, all references are to filings by Great Elm Capital Group, Inc., formerly known as Unwired Planet, Inc., (the Registrant) with the Securities and Exchange Commission under File No. 001-16703)

Exhibit
No.	Description
2.1	Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 7, 2016)

2.2

First Amendment to the Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 25, 2016)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 15, 2013).

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 5, 2016).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 16, 2016).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on February 6, 2015).

4.1*	Form of the Registrant’s common stock certificate

4.2

Tax Benefits Preservation Agreement, dated as of January 20, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-A filed on January 21, 2015).

4.3	Indenture by and between the Registrant and Wells Fargo Bank, National Association, as trustee, dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2013).

4.4	Form of Notes (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 2, 2013).

4.5

First Supplemental Indenture, dated as of December 23, 2015, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form filed on December 29, 2015)

4.5

Second Supplemental Indenture, dated as of April 6, 2016, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form filed on April 7, 2016)

4.6

Consent Agreement, dated as of June 23, 2016, by and among the Registrant and the holders of its Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 27, 2016)

10.1	Securities Purchase Agreement by and between the Registrant and Indaba Capital Fund, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2013).

10.2	Note Purchase Agreement by and between the Registrant and Indaba Capital Fund, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 2, 2013).

Exhibit
No.	Description
10.3	Purchase Agreement by and between the Registrant and Indaba Capital Fund, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 2, 2013).

10.4

Consent Agreement, dated as of April 6, 2016, by and among Telefonaktiebolaget L M Ericsson, Cluster LLC, the Registrant, Unwired Planet IP Holdings, Inc., Unwired Planet IP Manager, LLC, Unwired Planet, LLC, Unwired Planet International Limited, and Optis UP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2016)

10.5

Subscription Agreement, dated as of June 23, 2016, by and among Great Elm Capital Corp., the Registrant, the investment funds signatory thereto, and MAST Capital Management LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 26, 2016)

10.6

Agreement and Plan of Merger, dated as of June 23, 2016 by and between Great Elm Capital Corp. and Full Circle Capital Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2016)

10.7	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 28, 2001). (1)

10.8	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004). (1)

10.9	Form of International Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on May 12, 2004). (1)

10.10	Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014). (1)

10.11	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice 2011 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012). (1)

10.12

Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014). (1)

10.13

Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on December 4, 2009 (Commission No. 333-163480). (1)

10.14

Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 4, 2009 (Commission No. 333-163480). (1)

10.15	2016 Long-Term Incentive Plan (incorporated by reference to Annex D to the Proxy Statement filed on May 25, 2016) (1)

10.16	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016) (1)

10.17	Employment Offer Letter dated October 30, 2015 between the Registrant and James D. Wheat (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2015) (1)

10.18	Amended Notice of Option Award to Boris Teksler (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2016) (1)

Exhibit
No.	Description
10.19	Letter agreement, dated July 5, 2016 between the Registrant and Boris Teksler (incorporated by reference to the Form 8-K filed on July 6, 2016) (1)

10.20*	Letter agreement, dated July 5, 2016, between the Registrant and Boris Teksler (1)

10.21*	Letter agreement, dated July 5, 2016, between the Registrant and Noah Mesel (1)

10.21	Offer letter, dated July 18, 2016, from the Registrant to Richard S. Chernicoff (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2016) (1)

10.22	Option award, dated July 18, 2016 to Richard S. Chernicoff (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2016) (1)

14.1*	Code of Ethics as of September 13, 2016

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith

(1)	Indicates a management contract or compensatory plan or arrangement.