Form 10-Q
period 2016-09-30
Great Elm Capital Group, Inc.
filed 2016-11-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-16073

Great Elm Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 51st Floor, Boston MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 375-3006

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

As of November 7, 2016 there were 9,466,670 shares of the registrant’s Common Stock outstanding.

GREAT ELM CAPITAL GROUP, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT ELM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except par value

	September 30,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$62,414	$80,711
Assets sold, net (Note 5)	8,750	—
Restricted cash	—	4
Prepaid and other current assets	534	106
Total current assets	71,698	80,821
Other assets, net	—	76
Total assets	$71,698	$80,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,688	$2,936
Liabilities related to assets sold	6,275	7,338
Related party notes payable	28,147	33,786
Total current liabilities	38,110	44,060
Other long-term liabilities related to assets sold	—	16
Total liabilities	38,110	44,076
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000 shares authorized; 9,467 shares issued outstanding at September 30, 2016 and June 30, 2016, respectively	9	9
Additional paid-in-capital	3,249,267	3,249,085
Accumulated deficit	(3,215,688)	(3,212,273)
Total stockholders' equity	33,588	36,821
Total liabilities and stockholders' equity	$71,698	$80,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In thousands, except per share data

	Three Months Ended September 30,
	2016	2015
Net revenue	$—	$—

Operating costs and expenses:
General and administrative	2,538	1,651
Total operating costs and expenses	2,538	1,651
Operating loss	(2,538)	(1,651)
Interest income	—	5
Interest expense	(3,453)	(1,203)
Other income, net	—	40
Loss from continuing operations, before income taxes	(5,991)	(2,809)
Provision for (benefit from) income taxes	(478)	27
Loss from continuing operations	(5,513)	(2,836)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,098	(7,381)
Income (loss) from discontinued operations, net of tax	2,098	(7,381)
Net loss	$(3,415)	$(10,217)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.58)	$(0.30)
Discontinued operations	0.22	(0.79)
Net loss	$(0.36)	$(1.09)

Weighted average shares outstanding
Basic and diluted	9,467	9,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

In thousands

	Three Months Ended September 30,
	2016	2015
Net loss	$(3,415)	$(10,217)
Other comprehensive loss
Foreign currency translation adjustment	—	(34)
Other comprehensive loss	—	(34)
Comprehensive loss	$(3,415)	$(10,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,415)	$(10,217)
(Income) loss from discontinued operations	(2,098)	7,381
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	28
Stock-based compensation	182	272
Amortization of premiums/discounts on investments, net	—	3
Realized gain on sale of investments	—	(40)
In kind interest payments on note payable	—	1,038
Amortization of debt discount and issuance costs	2,232	165
Changes in operating assets and liabilities:
Prepaid assets, deposits, and other assets	(352)	(296)
Accounts payable	659	1,367
Accrued liabilities	78	(46)
Restricted cash	4	13
Net cash used in operating activities - continuing operations	(2,710)	(332)
Net cash used in operating activities - discontinued operations	(7,716)	(7,787)
Net cash used in operating activities	(10,426)	(8,119)
Cash flows from investing activities:
Purchases of property and equipment	—	(28)
Proceeds from sales and maturities of investments	—	8,003
Net cash provided by investing activities	—	7,975

Cash flows from financing activities:
Principal payment on related party note payable	(7,871)	—
Purchase of treasury stock	—	(46)
Net cash used in financing activities	(7,871)	(46)

Net decrease in cash and cash equivalents	(18,297)	(190)
Cash and cash equivalents at beginning of period	80,711	73,755
Cash and cash equivalents at end of period	$62,414	$73,565

Cash paid for income taxes	$—	$—
Cash paid for interest	$1,222	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands, except per share amounts

1. Organization and Basis of Presentation

Organization

Great Elm Capital Group, Inc. (referred to as the Company, formerly Unwired Planet, Inc.) is a holding company incorporated in Delaware. The Company is in the investment management business; developing financial products and seeking business acquisitions or investments with a view to long-term value creation.

Prior to June 30, 2016, the Company’s subsidiaries were engaged in patent licensing with a portfolio of mobile technology patents and patent applications.  The subsidiaries associated with the patent licensing business were sold as of June 30, 2016, and all activities associated with them have been reclassified to discontinued operations for the periods presented in this report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not contain all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary, consisting of those in the normal course of business and recurring in nature, for the fair presentation of the Company’s financial position as of September 30, 2016, and June 30, 2016, and the results of its operations for the three months ended September 30, 2016 and 2015, and cash flows for the three months ended September 30, 2016 and 2015. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist primarily of exchange traded money market funds. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Reclassifications

On July 1, 2016, the Company the implemented Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2015-03 Interest– Imputation of Interest (Topic 830) – Simplifying the Presentation of Debt Issuance Costs.  The ASU requires debt issuance costs to be presented in the nature of debt discounts and its implementation results in reclassification of the prior periods.  The Company reclassified $200 and $900 of debt issuance costs from prepaid and other current assets to related party notes payable as of September 30, 2016, and June 30, 2016, respectively, in the accompanying condensed consolidated balance sheets.

See Note 5 for Discontinued Operations reclassifications.

Recently Issued Accounting Pronouncements

In March 2016, FASB issued ASU No. 2016-07 Investments – Equity Method and Joint Ventures (Topic 323).  The amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The amendment is effective for fiscal years and interim periods beginning after December 15, 2016, and should be adopted prospectively with early adoption permitted.  The Company is currently evaluating the applicability of the amendment on its future consolidated results of operations and cash flows.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230).  The amendment provides guidance on the following eight specific cash flow issues:

1.	Debt prepayment or debt extinguishment costs
2.	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
3.	Contingent consideration payments made after a business combination
4.	Proceeds from the settlement of insurance claims
5.	Proceeds from the settlement of corporate owned life insurance policies including bank-owned life insurance policies
6.	Distributions received from equity method investees
7.	Beneficial interests in securitization transactions
8.	Separately identifiable cash flows and application of the predominance principle

The amendment is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company will evaluate the applicability of the provisions of the amendment on specifically covered transactions as they arise.  If the Company elects early adoption for one of the specific provisions, the amendment requires early adoption for all eight of the cash flow issues.

2. Stockholders’ Equity

Common Stock

Outstanding Shares

As of September 30, 2016, the Company had 9,466,670 shares of common stock issued and outstanding.

Proposed Rights Offering

On September 13, 2016, the Company entered into a backstop investment agreement with a consortium of investors led by Gracie Investing LLC.  Members of the Company’s board of directors are backstop investors as well as a number of employees of MAST Capital.  On October 13, 2016, the Company and the backstop providers amended and restated the backstop investment agreement which contemplates a $36,600 investment in shares of the Company’s common stock. On October 14, 2016, the Company commenced a $45,000 rights offering to its existing stockholders at the 30-day volume weighted average price of the Company’s common stock as of the date the rights are distributed to the Company’s existing stockholders.

Employee and Director Stock Compensation

During the three months ended September 30, 2016 and 2015, the Company recognized stock based compensation for employees and directors of $200 and $500, respectively.

Options

During the three months ended September 30, 2016, and the three months ended September 30, 2015, the Company granted a total of 141,437 options and 87,500 options to non-employees and employees, respectively.  The grant date fair value of the options granted during the three months ended September 30, 2016 and 2015, was $500 and $500, respectively.

As of September 30, 2016, the Company had a total of 708,153 outstanding options of which 566,050 are exercisable with a weighted average remaining contractual term of 7.28 years and a weighted average exercise price of $8.98 per share.  No options were exercised during the periods ended September 30, 2016 and 2015.  As of September 30, 2016, the Company had unrecognized compensation cost associated with outstanding stock options totaling $500.

Restricted Stock Units

The Company did not issue any restricted units during the period ended September 30, 2016.  As of September 30, 2016, the Company had 33,138 restricted stock units outstanding with total unrecognized compensation cost of $100.

3. Related Party Borrowings

The Company’s Senior Secured Notes due 2019 (“Notes”) are summarized below, in Thousands:

	September 30,	June 30,
	2016	2016
Balance beginning of year	$33,786	$29,874
Issuance of in-kind notes	—	4,355
Reclassification of unamortized debt issuance costs	—	(854)
Amortization of discount and issuance costs	2,232	411
Principal payments	(7,871)	—
Balance end of period	$28,147	$33,786

The Notes are owned by private investment funds (the “MAST Funds”) managed by MAST Capital Management, LLC (“MAST Capital”).  As of September 30, 2016, the MAST Funds together with the MAST Funds and other private investment funds managed by MAST Capital own an aggregate of approximately 18.6% of the outstanding shares of the Company’s common stock.

On August 17, 2016, the Company repurchased approximately $7,900 of Notes for an aggregate purchase price of approximately $8,200, inclusive of interest and redemption premium. On September 13, 2016, the Company called all of the remaining Notes for redemption and, in October 2016, made a total cash payment of $30,700 to effect the redemption.  The Company will record $1,800 of redemption premium in the quarter ending December 31, 2016, which will be classified as interest expense for financial reporting purposes, related to the retirement of all of the remaining Notes.

For the three months ended September 30, 2016, the Company incurred interest expense of approximately $3,500 consisting of accrued interest on the Notes at the cash pay rate; redemption premiums; and amortization of discount and debt issuance costs.  For the three months ended September 30, 2015, the Company recognized interest expense of approximately $1,200, consisting of payment of “in-kind” notes and amortization of discount and debt issuance costs.

4. Income Taxes

For the three months ended September 30, 2016, the Company recognized a loss before income taxes from continuing operations of approximately $6,000, and income before taxes from discontinued operations totaling approximately $3,200.  In accordance with intraperiod tax allocation rules as promulgated by US GAAP, the Company’s income tax for the period ended September 30, 2016, totaling $656, is comprised of a tax benefit allocation of $478 to continuing operations, and incremental tax expense allocated to discontinued operations totaling $1,134.  Total income tax for the period is based on an effective tax rate of 8.13%

The net income tax benefit in continuing operations recognized for the period is based on forecasted financial results associated with the Company’s continuing operations for the entire fiscal year; the Company having a full valuation allowance on its deferred tax positions at the beginning of the year and expected to remain consistent at the end of the year; and the overall net tax position for the fiscal year expected to be zero.  However, in accordance with intraperiod tax allocation rules promulgated by US GAAP, the Company is required to consider all sources of income in determining the benefit related to a loss from continuing operations, including any income from other than continuing operations, such as discontinued operations.  The Company will re-evaluate its fiscal 2017 forecast and re-compute its effective tax rate on a quarterly basis through the end of the fiscal year, and adjust the provision associated with intraperiod tax allocation rules quarterly, as applicable.

5. Discontinued Operations

On June 30, 2016, the Company sold its patent licensing business resulting in the reclassification of all assets, liabilities, and operating results of the subsidiaries disposed.  During the three months ended September 30, 2016, the Company reached a final settlement with Microsoft Corporation for a one-time payment of $8,750.  The payment, received in October 2016, included reimbursement of litigation costs incurred by the Company of approximately $2,000.  In addition, the Company’s agreements with respect to its discontinued operations resulted in accrual of fee split obligations totaling $5,300.  The Company incurred $200 of professional fees during the three months ended September 30, 2016 related to its divested patent business.

The following presents the activity associated with the divested business, as reclassified for the three months ended September 30, 2015:

	For the Three Months Ended
	As Previously		As
	Presented		Reclassified
	September 30, 2015	Reclassification	September 30, 2015
Net revenue	$1,251	$(1,251)	$—
Operating costs and expenses:
Patent licensing expenses	7,798	(7,798)	—
General and administrative	2,485	(834)	1,651
Total operating costs and expenses	10,283		1,651
Operating loss from continuing operations	(9,032)		(1,651)
Interest income	5		5
Interest expense	(1,203)		(1,203)
Other income (expense), net	40		40
Loss from continuing operations	(10,190)		(2,809)
Income tax	(27)		(27)
Loss from continuing operations after income taxes	(10,217)		(2,836)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(7,381)	(7,381)
Net loss	$(10,217)		$(10,217)
Basic and diluted net loss per share from:
Continuing operations	$(1.09)		$(0.30)
Discontinued operations	—		(0.79)
Net loss per share	$(1.09)		$(1.09)
Weighted average shares outstanding basic and diluted	9,366		9,366

6. Commitments and Contingencies

In September 2015, the Company entered into a three year lease with a base monthly rent of $11 to move its corporate headquarters to Los Altos, California.  Upon execution of the lease, the Company paid a $50 refundable deposit.  As a result of the Company’s strategic shift, the Company expects to early terminate the Los Altos California office lease.  Pursuant to the terms of the lease agreement, the Company will prepay six months of lease obligations and forfeit its refundable deposit of $50.  The Company expects to settle this lease obligation totaling approximately $118, inclusive of the refundable deposit during the fiscal year ended June 30, 2017.

7. Great Elm Capital Corp.

Great Elm Capital Corp. (GECC) was, for financial reporting purposes under US GAAP, a wholly- owned subsidiary of the Company as of September 30, 3016 and June 30, 2016.  On June 23, 2016, the Company, GECC and private investment funds managed by MAST Capital (the MAST Investors) entered into a Subscription Agreement (the Subscription Agreement).  Concurrent with entering into the Subscription Agreement, GECC entered into an Agreement and Plan of Merger (the Merger Agreement) with Full Circle Capital Corporation (Full Circle) that provided for the merger of Full Circle with and into GECC (the Merger).  The closings under the Subscription Agreement and the Merger Agreement are cross-conditioned. On September 27, 2016, GECC elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, and on October 1, 2016, GECC elected to be taxed as regulated investment company under the Internal Revenue Code of 1986, as amended. Great Elm Capital Management (GECM), a wholly-owned subsidiary of the Company, will be the external manager of GECC. On September 27, 2016, GECC and GECM entered into an investment management agreement and an administration agreement, under which GECM will earn fees and be reimbursed for expenses.  The accrual of amounts under those agreements begins on the day following completion of the Merger.

Subscription Agreement

On June 23, 2016, pursuant to the Subscription Agreement, the Company made a $30,000 cash investment in 1,966,667 shares of GECC common stock.  On September 27, 2016, pursuant to the Subscription Agreement, the MAST Investors entered into agreements transferring a portfolio of debt investments (the Initial GECC Portfolio) that settled on November 1, 2016 in exchange for 5,935,800 shares of GECC common stock. The closing under the Subscription Agreement was conditioned upon completion of the Merger.  As of September 30, 2016, the Company had incurred approximately $3,400 of costs related to the transactions described in the preceding paragraph.  Under the Subscription Agreement, if the Merger is completed, GECC is obligated to reimburse those costs to the Company.

Merger Agreement

The completion of the Merger was subject to approval of the Merger by holders of a majority of the outstanding shares of Full Circle common stock.  The Company did not own any Full Circle shares nor did it have voting agreements with any Full Circle stockholders.  Upon completion of the Merger on November 3, 2016, 4,986,637 shares of GECC common stock became issuable to former Full Circle stockholders.

Acquisition

On November 3, 2016, GECM hired all of the employees of MAST Capital (who also remain employees of MAST Capital).  GECM entered into an acquisition agreement with MAST Capital to acquire the infrastructure to support the GECM team, and the goodwill associated with the right to manage the Initial GECC Portfolio.  As part of these transactions, MAST Capital entered into a cost sharing agreement that provides for reimbursement of GECM’s costs based principally upon relative assets under management between GECM and MAST.  Additionally, GECM invested $80 to acquire an 80.1% interest in GECC GP Corp. (GP Corp.), a company owned by MAST Capital and GECM’s employees and GECM agreed to pay the net profits of managing GECC to GP Corp (the Profit Sharing Agreement). GP Corp entered into a $10,824 secured note (the GP Note) with MAST Capital.  GECM has the right to set-off against amounts due under the GP Note, unreimbursed costs of GECM in excess of $1,430 per year.  The GP Note is secured by the Profit Sharing Agreement, bears interest at LIBOR plus 3%, is due in November 2026, is subject to mandatory $250 payments per year and may be repaid by GECM in whole or in part at any time without prepayment penalty.

8. Subsequent Events

On October 18, 2016, the Company retired its related party notes for a cash payment of $30,700 as described in Note 3.

On October 24, 2016, the Company received the $8,750 payment from the Microsoft settlement as described in Note 5.

On November 1, 2016, the Initial GECC Portfolio acquisition settled and on November 3, 2016, the Merger and the Acquisition were completed, each as described in Note 7.  As of November 1, 2016, the Company will deconsolidate GECC.

On November 1, 2016, the Company announced it was restarting the rights offering.  The rights offering is now expected to close in December 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon current expectations and beliefs of our management and are subject to risks and uncertainties that may cause actual events and results of performance to differ materially from those indicated by these statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “will”, “estimates”, and similar expressions identify such forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, investment plans, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic and market conditions, legislative, regulatory and competitive developments, pending mergers, acquisition and investment transactions, results of litigation, and other circumstances affecting anticipated revenues and costs. The occurrence of the events described above or below could harm our business, results of operations, and financial condition. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements except as required by law. You should carefully review the risk factors described in our Form 10-K for the fiscal year ended June 30, 2016.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended June 30, 2016, and the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q.

Overview of Our Business

Until June 30, 2016, we conducted a patent business drawing upon a portfolio of approximately 2,500 patent assets with a goal of generating revenue by selling and licensing our patents.  Our patent licensing operations and holding of the underlying patents were conducted through our wholly-owned subsidiaries.

In April 2016, we entered into an agreement to divest our patent licensing operations. That transaction closed on June 30, 2016. We have restated our financial statements to account for the patent licensing component of our operations as discontinued operations.

Our goal is to build a diversified holding company focused on return on investment and long-term value creation. Our first investment in furtherance of this goal is our transaction with Full Circle. We have invested $30 million in GECC which, as of September 30, 2016, was our wholly-owned subsidiary. Our GECM subsidiary will be GECC's external investment advisor, and we expect that costs against GECMs investment management fee stream to be in the range 45% to 65% of revenue which is expected to result in recurring free cash flows and taxable income in the future.

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

Significant Accounting Policies and Judgments

There have not been any material changes to the significant accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended June 30, 2016.  As of the date of this report, we are evaluating the potential impacts of the Great Elm Capital Corp. transactions on our significant accounting policies and estimates.

Results of Operations

In conjunction with the disposal of our patent licensing business, we shifted our business operations to focus on return on investment and long-term value creation.

Revenues

Upon completion of the Merger, we anticipate generating revenue primarily from our investment management services and dividends on our investment in GECC.  For the periods presented, we did not generate any significant revenue and our reclassified prior period discontinued operations includes only deferred revenue recognition from a contract in which the proceeds were received in 2014, with the exception of the one-time payment received from Microsoft of $8.8 million related to our discontinued operations.

Operating Expenses

During the quarter ended September 30, 2016, our operating expenses were $2.5 million, a 54% increase over the $1.7 million in the quarter ended September 30, 2015.  This increase is attributable to increases associated with professional fees in connection with the Full Circle transaction and further exploration and development of potential acquisitions, financial products and new investments.

Discontinued Operating Expenses

During the quarter ended September 30, 2016, we incurred expenses from our previous patent licensing business totaling $0.2 million.  In addition, during the three-months ended September 30, 2016, we reached a final settlement with Microsoft Corporation for a one-time payment of $8.8 million.  The payment, received on October 24, 2016, included approximately $2.0 million of reimbursed litigation costs.  In addition, we record approximately $5.3 million related to our legacy fee split agreements.

For the same period in fiscal 2016, we incurred total costs of approximately $8.6 million to operate our divested subsidiaries.

Interest Expense

During the quarter ended September 30, 2016, our interest expense was $3.5 million, a 291% increase over the $1.2 million in the quarter ended September 30, 2015. During the quarter ended September 30, 2016, we paid interest in cash, totaling approximately $1.2 million as compared to the quarter ended September 30, 2015, when we paid interest on our Notes by in-kind payments.  We recorded $0.2 million of expense in connection with the extinguishment of $7.9 million in aggregate principal of the Notes, and incurred non-recurring accelerated recognition of unamortized debt discount and issuance costs totaling $2.2 million.  On October 18, 2016, all of the remaining the Notes were retired for a total cash payment of $30.7 million inclusive of interest and redemption premiums totaling $2.0 million.  On the retirement date, we recognized interest expense total $0.6 million associated with remaining debt discount and issuance cost amortization.

Working Capital and Capital Resources

As of September 30, 2016, our working capital was approximately $33.6 million.  Included in our working capital at September 30, 2016, $30.0 million was invested in GECC and has been reclassified from cash to investments upon the deconsolidation of GECC on November 1, 2016.  As of the date of this report, we incurred expenses totaling $3.4 million that we expect to be reimbursed by GECC.

In November 2016, we received a one-time payment from Microsoft to settle all previous outstanding judgments, appeals, and litigation.  We expect to retain approximately $3.4 million of the proceeds after our accrued fee split obligations.

After the retirement of our Notes, completion of the Merger, and the completion of our rights offering (and the backstop) we expect to have in excess of $40 million of cash and cash equivalents.

In addition to the rights offering, we may elect to raise additional capital through the sale of additional equity or debt securities to fund growth activities. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges, senior to current holders of our common stock and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our current stockholders and additional financing may not be available in amounts or on terms acceptable to us.

There is no assurance that we will be able to raise additional capital in amounts sufficient to meet our long-term requirements, if at all. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned intellectual property activities, which could harm our business, financial condition, and operating results.

Cash Used In Operating Activities

Cash used in operating activities during the quarter ended September 30, 2016, was approximately $10.4 million, consisting of $2.7 million from continuing operations and $7.7 million from discontinued operations. Total cash used in operations increased approximately $2.3 million from the quarter ended September 30, 2015.   The increase is primarily related to a one-time gross receivable due from Microsoft of $8.8 million classified as discontinued operations, and professional fees incurred in connection with our merger, acquisition, and other business development activities.

Cash Provided by (Used in) Investing Activities

We did not initiate any investing activities during the period quarter ended September 30, 2016.  Cash provided by investing activities during the three months ended September 30, 2015, was approximately $8.0 million from the sales and maturities of investments in order to fund the losses of our divested patent business.

Cash Flows Provided by Financing Activities

During the three months ended September 30, 2016, we made principal payments on our related party notes payable of $7.9 million and did not conduct significant financing activities in prior comparable period.  As of the date of this report, we settled our remaining related party notes with a remaining principal balance of $28.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the above evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Form 10-Q was (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

We identified a material weakness in internal controls over financial reporting in the quarter ended June 30, 2016 related to the preparation of our provision for income taxes.  We are in the process of remediating this material weakness and currently evaluating whether certain changes in our provision for income tax processes are currently sufficient to remediate the material weakness that occurred in the quarter ended June 30, 2016.

Except as set forth in the preceding paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation or other legal proceedings, including those noted below, relating to or arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain and the Company could experience unfavorable rulings. Should we experience an unfavorable ruling, there exists the possibility of a material adverse impact on our financial condition, results of operations, cash flows, or on our business.

In the case captioned Unwired Planet International Limited, as Claimant, and Huwawei Technologies Co., Limited,  Huawei Technologies (UK) Co., Limited, Samsung Electronics Co., Limited and Samsung Electronics (UK) Limited, as Defendants, in which Unwired Planet, Inc. was named as a party (Case No: HP-2014-00005), in the High Court of Justice, Chancery Division, Patents Court of England, the Defendants assert that we violated European Union competition law in entering into a master sale agreement with Telefonaktiebolaget L. M. Ericsson.  In October 2016, we were dismissed from all remaining litigation associated with the above captioned cases.

We were awarded summary judgment in a breach of contract action captioned Unwired Planet, Inc. v. Microsoft Corporation (Civ. 14-967-SLR) in the United States District Court of and for the State of Delaware.  In September 2016 we fully settled the summary judgment for a one-time payment of $8.8 million.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended June 30, 2016.

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

Date: November 9, 2016

GREAT ELM CAPITAL GROUP, INC.

/s/ Richard S. Chernicoff
Richard S. Chernicoff
Principal Executive Officer

/s/ James D. Wheat
James D. Wheat
Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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