Form 10-Q
period 2016-12-31
Great Elm Capital Group, Inc.
filed 2017-02-14
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 7, 2017, there were 23,193,131 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Unless the context otherwise requires, “we” “us” “our” and terms of similar import refer to Great Elm Capital Group, Inc. and/or its subsidiaries.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contains forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements. These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (NASDAQ: GECC);
▪	the dividend rate that GECC will pay;
▪	claims against the $10 million deferred purchase price expected from Optis UP, LLC (“Optis”) on June 30, 2018 for our divested patent business;
▪	our ability to grow our investment management business;
▪	our ability to create a financial business;
▪	our ability to create a merchant banking business;
▪	our ability to make acquisitions and manage the positions of our merchant banking business;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
▪	competition;
▪	the transformation of our board and executive leadership;
▪	our ability to attract, assimilate and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations;
▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third‑party coverage of any losses suffered in connection therewith; and
▪	other factors described in our annual report under “Risk Factors” or as set forth from time to time in our SEC filings.

These forward‑looking statements speak only as of the time of filing of this report and we do not undertake to update or revise them as more information becomes available. You are cautioned not to place undue reliance on these forward‑looking statements. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements

The financial statements listed in the index to financial statements that immediately follows the signature page to this report are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In the summer of 2016, as we were exploring the sale of our patent business we decided to enter the investment management business. MAST Capital Management, LLC (“MAST Capital”) is a Boston-based SEC-registered credit focused investment manager. In 2015, private investment funds managed by MAST Capital acquired our 12.875%

Senior Secured Notes due 2019 (the “Senior Notes”) and 18.6% of the outstanding shares of our common stock.  In June 2016, we, private investment funds managed by MAST Capital and Full Circle Capital Corporation, a then publicly traded business development company (“Full Circle”), entered into a series of agreements providing for the merger of Full Circle with and into Great Elm Capital Corp (NASDAQ:GECC) a business development company that we manage.  In June 2016, we invested $30 million in GECC that was reflected as cash on our September 30, 2016 condensed consolidated balance sheet (we wholly-owned GECC with only cash held until November 3, 2016).  On November 3, 2016 we ceased to have a controlling financial interest in GECC and it was deconsolidated.

In this quarter, our business significantly changed and we made a number of changes in financial reporting:

▪	On November 1, 2016, we deconsolidated GECC and thereafter accounted for our remaining 15% equity interest at fair value;
▪

Since September 27, 2016, we have been GECC’s investment manager through our wholly-owned subsidiary Great Elm Capital Management, Inc. (“GECM”), and on November 4, 2016 we began earning fees for providing services to GECC;

▪

On November 3, 2016, we hired, through GECM, all of the employees of MAST Capital and entered into a series of transactions with MAST Capital and its employees, including the issuance of $10.8 million dollar note;

▪	On November 3, 2016, we determined that our investment management business is a separate reportable segment;
▪	On October 18, 2016, we retired our 12.875% related party Senior Secured Notes;
▪	On December 30, 2016, we substantially completed a backstopped rights offering for approximately $45.0 million of proceeds, before deducting offering costs; and
▪	On October 1, 2016, we adopted new accounting standards with respect to leases, acquisitions and stock-based compensation.

Critical Accounting Policies

Deferred Tax Assets.  We have fully reserved our $1.6 billion of net operating loss carryforwards. As a result, the related deferred tax asset nets to zero in our financial statements.

Investment in GECC.  We own approximately 15% of the outstanding shares of GECC and our GECM subsidiary is GECC’s investment manager. As GECC’s investment manager, GECM has significant influence over GECC.  In accordance with GAAP, we have elected to mark to market our investment in GECC rather than using the equity method of accounting to record a pro-rata portion of GECC’s financial position, results of operations and cash flows.

Investment Management Assets.  On November 3, 2016, our GECC GP Corp. (“GP Corp”) subsidiary issued a $10.8 million promissory note (the “GP Corp Note”) and we issued a warrant to acquire up to 54,733 shares of our common stock to acquire identifiable intangible assets; immaterial office equipment; right to use assets; and the assumption of lease and other liabilities necessary for our investment management operations.  As part of the acquisition, we have provisionally allocated substantially all of the fair value of the consideration paid, approximately $11.2 million, to a separately identifiable intangible asset with an estimated useful life on the date of acquisition of 22 months.  Our assessment of fair value of the consideration paid, its allocation, and subsequent amortization recognition are provisional and based on information that was available to us on the date of this report and is subject to adjustment as we obtain additional information about conditions that existed on the acquisition date.

Contingent Asset.  In connection with the divestiture of our patent business, Optis UP LLC (“Optis”), the purchaser of our patent business is obligated to make a deferred purchase price payment to us of up to $10 million.  That asset is contingent on whether Optis has indemnifiable losses under the purchase agreement, and we are currently unable to estimate how much, if any, of that amount will be collected.  Accordingly, we have not reflected a contingent asset in respect of the deferred purchase price on our financial statements.

Results of Operations

The following discussion is reflective of the reclassification of our divested patent business on June 30, 2016.  The results of our divested patent business have been reclassified to discontinued operations for all periods presented.  Additionally, the operations of our investment management segment commenced in November 2016.

Due to the strategic shifts in our business through December 31, 2016, the results of operations for the three and six months ended December 31, 2016 are not comparative for the same periods ended December 31, 2015 or expected to be materially indicative of our future results.

Investment Management Business

The key metrics of our investment management business are GECC’s:

▪	Assets under management ― which provides the basis on which our management fee, fees we owe to a consultant and performance milestones for vesting of equity awards are based
▪	Net investment income and net capital gains ― on which our incentive fees (if any) are based
▪	Profitability of our GECC management arrangements ― which determines our profit sharing payment and the amounts of non-controlling interests in our GECC GP Corp. (“GP Corp”) subsidiary
▪	Dividends and GECC share price ― which determine the return on our investment in GECC shares
▪	90-day LIBOR ― which determines the cost of GP Corp’s debt

Most of the employees of our investment management business continue to be employees of MAST Capital and we and MAST Capital share the costs of the team generally on a relative assets-under-management basis.

The following table provides the results of our investment management business since its commencement in November 2016:

Dollar amounts in thousands	November 3, 2016 to December 31, 2016
Revenue:
Investment management advisory fees	$ 1,280
Costs and expenses:
General and administrative	(2,045)

Investment Management Revenue

For the periods ended December 31, 2016, we recognized $0.4 million of investment management fees and $0.9 million of incentive fees based on GECC’s assets under management and results of operations.  Our quarterly management fees fluctuate based on the fair value of the non-cash and cash equivalent assets of GECC.  In order to receive incentive fees that are based on net investment income, GECC’s net investment income must exceed the 1.75% quarterly hurdle rate.  We also earn an incentive fee based on GECC’s net capital gains.

Investment Management Costs and Expenses

During the periods ended December 31, 2016, our investment management business’ costs primarily consisted of payroll and related burden of $0.7 million; facilities and other administrative costs of $0.3; and the amortization of intangible assets acquired totaling $1.0 million.  We will continue to amortize the intangible assets associated with our investment management business over the remaining useful life of 20 months as of December 31, 2016.  Expenses of our investment management business are reported after giving effect to the cost sharing payments due from MAST Capital.

In addition to the operating costs, we recognized interest expense of $0.07 million related the GP Corp Note.

Operating Costs – General Corporate

For the three months ended December 31, 2016, we recognized net reimbursements of our operating expenses of $1.3 million; and incurred net general and administrative expenses of $1.2 million for the six months ended December 31, 2016.  For the three and six months ended December 31, 2015, we incurred general corporate operating expenses of $1.4 million and $3.0 million, respectively.  In the three months ended December 31, 2016, GECC reimbursed us $3.3 million for costs incurred in connection with the formation of GECC, its merger with Full Circle Capital Corporation and related matters, and that reimbursement is reflected as a reduction of our corporate expenses.

Interest Expense

Interest expense for the three months ended December 31, 2016 totaling $2.7 million represents:  $1.9 million of premium paid on retirement of our senior secured notes due 2019 (the “Senior Notes”); $0.6 million of non-cash write off of original issue discount and deferred issuance costs; $0.2 million of interest on the Senior Notes from October 1, 2016 to the October 18, 2016 payoff date; and $0.07 million of interest accrued on the note issued by our investment management business to MAST Capital.

Interest expense for the six months ended December 31, 2016 totaling $6.1 million represents:  $2.0 million of premium paid on retirement of our Senior Notes; $2.8 million of non-cash write off of original issue discount and deferred issuance costs; $1.2 million of interest on the Senior Notes from July 1, 2016 to the October 18, 2016 payoff date; and $0.07 million of interest accrued on the note issued by our investment management business to MAST Capital.

Discontinued Operations

For the three months ended December 31, 2016, discontinued operations was comprised of legal costs totaling $0.1 million.  The claims asserted against us in our divested patent licensing business’ litigation in the United Kingdom were dismissed during the quarter ended December 31, 2016.  Our discontinued operations for the quarter ended December 31, 2015 were principally comprised of litigation related costs.

Income Taxes

Although in the aggregate we expect to owe no Federal taxes for the year ended June 30, 2017, we are required to provide intra period taxes allocated between continuing operations and discontinued operations.  We expect state and local taxes to be immaterial for the fiscal year.

Cash Flows

Operating cash flows used in continuing operations for the six months ended December 31, 2016, inclusive of the first two months of our investment management business, totaled $6.1 million.  The cash used in our continuing operations were primarily the result of increases in receivables from our investment management fees and dividends due on our investment in GECC totaling $1.6 million.  Additionally, we paid down our accounts payable and other accrued expenses by $2.3 million.  Operating cash flows for the period ended December 31, 2015 were primarily attributable to our discontinued operations.

Cash used in investing activities for the six months ended December 31, 2016 consisted of $30.1 million for the initial acquisition of our subsidiaries.  During the three months ended December 31, 2016, we deconsolidated our acquisition of GECC which had an initial cost basis of $30 million.  This deconsolidation reduced our cash balance by $30 million, and that amount now represents the cost basis in our investment in GECC. During the period ended December 31, 2015 we liquidated $11.7 million of investments in order to fund the losses of our divested patent business.

Financing activities provided net cash flows for the period ended December 31, 2016 of $6.3 million and consisted of net proceeds from our backstopped rights offering of $42.9 million, offset by $36.6 million to retire our related party Senior Notes.  We did not have material financing activities during the period ended December 31, 2015.

Financial Condition

As of December 31, 2016, we had a cash balance of $49.8 million.  In addition, we have collected or expect to collect all of our receivables totaling $1.9 million by the end of February 2017.  We also own 1,966,667 shares of GECC common stock that we may not transfer to a person other than our subsidiaries or an affiliate of MAST Capital until November 3, 2017 with an estimated fair value of $22.9 million as of December 31, 2016.  To facilitate our future monetization of our investment in GECC, GECC is obligated to register our resale of the GECC shares and to list those shares on Nasdaq.

As of December 31, 2016, we have a related party GP Corp Note due to MAST totaling $10.8 million that accrues interest on a variable rate of LIBOR plus 3 percent, as adjusted for each 90-day period (at December 31, 2016 the effective rate was 3.9%) through maturity on November 3, 2026.  The GP Corp Note requires minimum annual principal payments of $0.3 million and quarterly interest only payments.  The note is secured by the profits generated by our management of GECC, with non-recourse to any of our other assets, entities, or operations.

We intend to make acquisitions in 2017 that will likely result in our investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness. See “Risk Factors” in our Form 10-K.

Off Balance Sheet Obligations

As of December 31, 2016, we did not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is subject to different types of risk, including market risk. Market risk is the risk that we will incur losses due to adverse changes in equity and bond prices, interest rates, credit events or currency exchange rates. Management is responsible for identifying, assessing and managing market and other risks.

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. As noted in “Risk Factors” in our Form 10-K, declines of financial market values negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from our investment in GECC shares. Equity price risk as it relates to this investment represents the potential future loss of value that would result from a decline in the net asset value of GECC or the fair value of the underlying equity securities.

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investment that is subject to equity price fluctuations at December 31, 2016:

	Dollar Amounts in Thousands
Asset	December 31, 2016 Carrying Value	Effect of a 10% Decrease in Price	Effect of a 10% Increase in Price
Investment in GECC	$22,951	$(2,300)	$2,300

At December 31, 2016, we were exposed to interest rate risk as a result of GP Corp’s obligation under the GP Corp Note. We considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a $0.1 million increase in annual interest expense.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

In the quarter ended December 31, 2016, our business significantly changed and we made a number of changes in financial reporting. Management is in the process of assessing and integrating internal controls over financial reporting for our new business. Additionally, in the ordinary course of business, we may routinely modify, upgrade and enhance our internal controls and procedures for financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.  No changes required to be disclosed.

Item 1A. Risk Factors.  No changes required to be disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None that have not previously been disclosed.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  None.

Item 5. Other Information.  None.

Item 6. Exhibits.  The exhibit index at the conclusion of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of February 13, 2017.

GREAT ELM CAPITAL GROUP, INC.

/s/ Richard S. Chernicoff
Richard S. Chernicoff
Principal Executive Officer

/s/ James D. Wheat
James D. Wheat
Principal Financial Officer and Principal Accounting Officer

Great Elm Capital Group, Inc.

Index to Unaudited Condensed Consolidated Financial Statements

December 31, 2016

Unaudited condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016	F-2
Unaudited condensed consolidated statements of operations for the three months ended December 31, 2016 and 2015 and for the six months ended December 31, 2016 and 2015	F-3
Unaudited condensed consolidated statements of comprehensive loss for the three months ended December 31, 2016 and 2015 and for the six months ended December 31, 2016 and 2015	F-4
Unaudited condensed consolidated cash flow statements for the six months ended December 31, 2016 and 2015	F-5
Unaudited notes to condensed consolidated financial statements	F-6

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$49,844	$80,711
Investment management fee receivable	1,280	—
Related party receivable	302	—
Dividend receivable	326	—
Restricted cash	—	4
Investments, at fair value (cost $30,000)	22,951	—
Prepaid and other current assets	368	106
Total current assets	75,071	80,821
Intangible assets, net	10,146	—
Right to use assets, net	2,443	—
Property and equipment, net	19	—
Other assets, net	316	76
Total assets	$87,995	$80,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$738	$2,936
Related party accounts payable	1,118	—
Lease liability	1,156	—
Liabilities related to assets sold	—	7,338
Related party notes payable	317	33,786
Total current liabilities	3,329	44,060
Lease liability, net of current portion	1,651	—
Earnout liability	205	—
Related party notes payable, net of current portion	10,574	—
Other long-term liabilities related to assets sold	3,763	16
Total liabilities	19,522	44,076

Commitments and contingencies	—	—

Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000 shares authorized; 23,163 and 9,467 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	23	9
Additional paid-in-capital	3,292,252	3,249,085
Accumulated deficit	(3,223,656)	(3,212,273)
Total Great Elm Capital Group, Inc.'s stockholders' equity	68,619	36,821
Non-controlling interest	(146)	—
Total stockholders' equity	68,473	36,821
Total liabilities and stockholders' equity	$87,995	$80,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Investment management fees	$1,280	$—	$1,280	$—
Dividends and interest	326	—	326	—
Net revenue	1,606	—	1,606	—

Operating costs and expenses:
General and administrative	748	1,396	3,286	3,049
Total operating costs and expenses	748	1,396	3,286	3,049
Operating income (loss)	858	(1,396)	(1,680)	(3,049)
Unrealized loss on investment in GECC	(7,049)	—	(7,049)	—
Interest expense	(2,650)	(1,255)	(6,103)	(2,457)
Other income (expense), net	11	(47)	11	(3)
Loss from continuing operations, before income taxes	(8,830)	(2,698)	(14,821)	(5,509)
Provision for (benefit from) income taxes	(486)	161	(964)	134
Loss from continuing operations	(8,344)	(2,537)	(13,857)	(5,375)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	210	(10,139)	2,308	(17,520)
Income (loss) from discontinued operations, net of tax	210	(10,139)	2,308	(17,520)
Net loss	$(8,134)	$(12,676)	$(11,549)	$(22,895)
Less: Net loss attributable to non-controlling interest	(166)	—	(166)	—

Net loss attributable to Great Elm Capital Group, Inc.	$(7,968)	$(12,676)	$(11,383)	$(22,895)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.81)	$(0.27)	$(1.40)	$(0.57)
Discontinued operations	0.02	(1.08)	0.24	(1.87)
Net loss	$(0.79)	$(1.35)	$(1.17)	$(2.44)

Weighted average shares outstanding:
Basic and diluted	10,073	9,408	9,770	9,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

Dollar amounts in thousands (except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(8,134)	$(12,676)	$(11,549)	$(22,895)
Other comprehensive loss
Foreign currency translation adjustment	—	(52)	—	(86)
Other comprehensive loss	—	(52)	—	(86)
Comprehensive loss	$(8,134)	$(12,728)	$(11,549)	$(22,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Dollar amounts in thousands

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,549)	$(22,895)
(Income) loss from discontinued operations	(2,308)	17,520
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,018	40
Stock-based compensation	650	548
Re-measurement of earnout liability	(11)	—
Unrealized loss on investments at fair value	7,049	—
Amortization of premiums/discounts on investments, net	—	3
Realized loss on foreign currency	—	6
In kind interest payments on note payable	—	2,108
Amortization of debt discount and issuance costs	2,802	349
Changes in operating assets and liabilities:
Investment management fee receivable	(1,280)	—
Related party receivable	484	—
Dividends receivable	(326)	—
Prepaid assets, deposits, and other assets	(331)	(118)
Accounts payable	(2,292)	954
Restricted cash	4	3
Net cash used in operating activities - continuing operations	(6,090)	(1,482)
Net cash used in operating activities - discontinued operations	(961)	(15,740)
Net cash used in operating activities	(7,051)	(17,222)
Cash flows from investing activities:
Acquisition of subsidiaries	(30,080)	—
Purchases of property and equipment	—	(35)
Proceeds from sales and maturities of investments	—	11,710
Net cash provided by (used in) investing activities	(30,080)	11,675

Cash flows from financing activities:
Proceeds from issuance of common stock, net	42,852	—
Principal payment on related party note payable	(36,588)	—
Purchase of treasury stock	—	(98)
Net cash provided by (used in) financing activities	6,264	(98)

Net decrease in cash and cash equivalents	(30,867)	(5,645)
Cash and cash equivalents at beginning of period	80,711	73,755
Cash and cash equivalents at end of period	$49,844	$68,110

Cash paid for income taxes	$—	$—
Cash paid for interest	$3,250	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of related party note payable for majority-owned subsidiary acquisition	$10,824	$—
Issuance of equity-linked instruments for earnouts classified as liabilities	$216	$—
Offering costs included in accounts payable	$215	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2016

Dollar amounts in thousands

1. Nature of Operations

Great Elm Capital Group, Inc. (formerly known as Unwired Planet, Inc.), a Delaware corporation (together with its subsidiaries (unless the context otherwise requires), the “Company”), is a holding company.  The Company’s operations are primarily conducted through consolidated subsidiaries.

On June 30, 2016, the Company sold the subsidiaries that conducted its historical patent business (the “Divestiture”).  See Note 9.  Those operations are accounted for as discontinued operations in the accompanying condensed consolidated financial statements.

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (“GECM”), became the investment manager of Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (“GECC”).  On November 3, 2016, Full Circle Capital Corporation merged with and into GECC (the “Merger”), and GECM hired the employees of MAST Capital Management, LLC, a Delaware limited liability company (“MAST Capital”), that manages funds that own approximately 18.6% of the Company’s common stock.  Through the Company’s 80.1% owned subsidiary, GECC GP Corp. (“GP Corp”), the Company acquired assets and assumed related liabilities (collectively, the “Acquisition”) associated with the on-going operations of GECM.

As of December 31, 2016, the Company owns approximately 15% of the outstanding shares of GECC with a cost basis of $30,000.  The Company agreed with GECC that it would not transfer its GECC shares until November 3, 2017.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, asset impairment, the ability to realize deferred tax assets, the recognition and measurement of uncertain tax positions and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Changes in Accounting Principles.

Leases. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company adopted ASU 2016-02 effective October 1, 2016.  On the adoption date, the Company elected the practical expedient to not reassess whether any expired contracts contained leases.  Additionally, the Company has elected to not apply the recognition standards of ASU 2016-02 to operating leases with effective terms of twelve months or less (“Short-

Term Leases”).  For Short-Term Leases, the Company recognizes lease payments on a straight-line basis over the lease term in the period in which the obligation for those payments is incurred.

On the adoption date, all of the Company’s contracts containing leases were expired or were Short Term Leases. Accordingly, the adoption of ASU 2016-02 required no changes in the accompanying condensed consolidated financial statements for any of the periods presented.

Presentation of Debt Issuance Costs. On July 1, 2016, the Company the implemented ASU 2015-03 Interest – Imputation of Interest (Topic 830) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the nature of debt discounts and its implementation results in reclassification of the prior periods. All of the Company’s debt issuance costs prior to the adoption of ASU 2015-03 on July 1, 2016, have been fully amortized or otherwise expensed as of December 31, 2016.

Equity Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2017 with early adoption permitted. The Company prospectively adopted ASU 2016-09 on October 1, 2016.  Upon adoption, the Company made an election to account for forfeitures of non-vested equity awards in the periods in which they occur.  The other provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements for any of the periods presented.

Income Taxes.  In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires that the Company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted ASU 2016-16 prospectively on October 1, 2016 with no effect on the accompanying condensed consolidated financial statements.

Goodwill.  In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (“Step 2”) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (“Step1”).  The Company adopted ASU 2017-01 on October 1, 2016 with no effect on the accompanying condensed consolidated financial statements.

Business Combinations.  In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The Company adopted ASU 2017-01 on October 1, 2016 and considered ASU 2017-01 in connection with the acquisition described in Note 4.

Significant Accounting Policies.

Deferred Tax Assets.  The Company has provided a full valuation allowance against its deferred tax assets because the Company has not been able to conclude that future utilization of a portion of its net operating loss carryforwards and other tax assets is more likely than not.

Investment in GECC.    On November 1, 2016, the Company deconsolidated its investment in GECC upon the Company no longer having a controlling financial interest in GECC.  The Company determined that, by virtue of being GECC’s investment manager, the Company has significant influence (within the meaning of Accounting Standards Classification (“ASC”) Topic 323, Investments-Equity Method and Joint Ventures), over GECC.  Upon deconsolidation, the Company elected to account for its remaining 15% investment in GECC at fair value as permitted by ASC Topic 825, Financial Instruments.

Segments. In November 2016, the Company changed its organizational structure in connection with the Merger. As a result, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed.  Beginning in the quarter ended December 2016, the Company is reporting financial performance based on its new segment described in Note 7. The Company has recast certain prior period amounts to conform to the manner it currently internally manages and monitors segment performance.

Deferred Purchase Price. The purchaser of the Company’s discontinued patent business is obligated to pay to the Company up to an additional $10,000, subject to adjustment for indemnification or claims of breach of representations and warranties. The Company performed an analysis as to the probability of the purchaser making such claims and was unable to conclude if, when, or what portion of such amount was probable of realization. This analysis was based on the uncertainty surrounding the enforceability of the sold patents, and the inability to ascertain the likelihood of favorable outcomes from related legal proceedings. The determination that such amount was not realizable at June 30, 2016 resulted in the Company concluding such amount constitutes contingent consideration. The Company expects to recognize the known or estimable portion of the additional consideration in the period it becomes realizable.

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist primarily of exchange traded money market funds. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Revenue Recognition. The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.

Intangible Assets.  The Company is provisionally amortizing the intangible asset recognized in connection with the acquisition described in Note 4 on a straight-line basis over the term of 22 months as of the close of the acquisition in November 2016. GECC’s investment management agreement (the “IMA”) with GECM expires 22 months from the close of the acquisition unless renewed at GECC’s option.

Recently Issued Accounting Standards.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revised entities’ accounting related to: (1) the classification and measurement of investments in equity securities; and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company believes that adoption of ASU 2016-01 will have no material impact on the accompanying condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2020 and requires a modified-retrospective approach to adoption. Early adoption is permitted for the fiscal year beginning July 1, 2019. The Company believes that adopting ASU 2016-13 will have no material impact on the accompanying condensed consolidated financial statements and related disclosures.

Customer Revenue. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606) Deferral of the Effective Date.  The Company is currently analyzing the potential impacts of early adoption of ASC Topic 606 in conjunction with its investment management business.  Early, retroactive adoption is currently not expected to have a material effect on the accompanying condensed consolidated financial statements and related disclosures.

3. Investments, at Fair Value

In November 2016, the Company ceased to have a controlling financial interest in its previously wholly-owned subsidiary, GECC.  On the cessation date, the Company deconsolidated its investment in GECC and made an election to recognize its remaining 15% ownership position at fair value on a recurring basis.  On the date of deconsolidation, and based on the NASDAQ-listed market price of GECC (a Level 1 input in accordance with the US GAAP fair value hierarchy), the Company recorded an unrealized loss of $8,465 on the value of its investment in GECC.  For the three and six months ended December 31, 2016, the Company also recognized an unrealized appreciation of $1,416 of the fair value of GECC from the deconsolidation date through December 31, 2016 that is classified in other income in the accompanying condensed consolidated statements of operations.  The Company did not have any investments for which it made a fair value election as of June 30, 2016 or for the three and six months ended December 31, 2015.

4. Acquisition

During the three months ended December 31, 2016, the Company completed a series of transactions culminating in the creation of its investment management segment.  The transactions, some of which involved MAST Capital, a related party, and directly with employees of MAST Capital, included; the formation of GECM; the deconsolidation of GECC; and the acquisition of an 80.1% in GP Corp.

Had the Acquisition not occurred, the Company’s pro forma loss and loss per share for the six months ended December 31, 2016 from continuing operations would have been $13,036 and $1.33, respectively.  For the three months ended December 31, 2016 would have been $7,357 and $0.75.

On November 3, 2016, the Company obtained a controlling financial interest in GP Corp by purchasing shares of GP Corp common stock for an $80 capital contribution to GP Corp. GP Corp issued a senior secured note in an aggregate original principal amount of $10,824 payable to MAST Capital (the “GP Corp Note”).  The GP Corp Note is due on November 3, 2026, bears interest at 3% over the 90-day LIBOR rate, requires mandatory repayments of $250 per year, is repayable by GP Corp at its option at par plus accrued and unpaid interest and is secured by a first perfected security interest in the profit sharing agreement, dated as of November 3, 2016 (the Profit Sharing Agreement”), by and between GECM and GP Corp, which provides for the payment of the net profits from being GECC’s investment manager to GP Corp.

The Company issued a warrant (the “Warrant”) to purchase 54,733 shares of Company common stock, with an estimated grant date fair value of $216 to MAST Capital.  The Warrant has a $0.01 exercise price and the number of shares issuable thereunder is subject to reduction to the extent GECM’s cumulative revenue collected under the IMA is less than $40,000 through November 3, 2021.  Since the shares issuable under the warrant agreement are variable based on the post-acquisition revenue generated by the IMA, the Company concluded the warrants are not indexed to its equity.  As a result of this determination, the Company classified the warrants as an earnout liability in the accompanying condensed consolidated balance sheets, and the changes in the fair value of the warrants through the date of settlement is recognized in other income, net in the accompanying condensed consolidated statements of operations.  For the three and six month periods ended December 31, 2016, the Company recognized a gain of $11 on the change in the fair value of the earnout liability.

On the date of the transaction, the Company allocated the consideration given to the individual assets acquired, non-controlling interest, and liabilities assumed based on a preliminary estimate of their relative fair values. The assessment of fair value is preliminary and is based on information that was available to the Company at the time the accompanying condensed consolidated financial statements were prepared. Accordingly, such amounts and the related amortization may change.

The following table summarizes the consideration paid and the preliminary allocation of the fair value of the assets acquired and liabilities assumed on the date of acquisition:

As of
November 3,
2016

GP Corp note issued	$10,824
Warrants issued (classified a liability)	216
Total consideration, net of cash acquired	$11,040

Furniture and fixtures	$22
Right-to-use asset	758
Lease deposit	170
Intangible asset	11,161
Lease liability	(1,071)
Net assets acquired	$11,040

Non-controlling interest	$20

In conjunction with the acquisition of GP Corp, on November 3, 2016, MAST Capital and GECM entered into a cost sharing agreement (the “Cost Sharing Agreement”) providing for allocation and reimbursement of costs without markup. MAST Capital and GP Corp also entered into an asset purchase agreement.

GECM entered into the IMA providing for, among other things, GECM to manage GECC’s investment portfolio.  GECM receives reimbursement of allocable operating expenses, a management fee based on GECC’s assets (other than cash and cash equivalents) and potentially incentive management fees if GECC has net capital gains or its net investment income exceeds a specified hurdle rate.  Fees under the IMA and GECM’s right to expense reimbursement began to accrue on November 4, 2016. GECM’s profit from GECC is paid to GP Corp per the Profit Sharing Agreement.  The accompanying condensed consolidated financial statements reflect the non-controlling interest in GP Corp.

Most of MAST Capital’s employees are employees of GECM.  Unless GECM increases its assets under management, if GECM’s annual costs under the cost sharing agreement exceed $1,430, the excess for such year over $1,430 will be set off dollar for dollar against the principal payable under the GP Corp Note.

The following table illustrates the activity related to the operations of the acquisitions for the periods presented:

	As of and for the three months
	ended December 31,
	2016	2015
Investment in GECC
Unrealized loss on investment in GECC	$(7,049)	$—
GECC dividends recorded for the period	$326	$—

Managing GECC
Reimbursement of GECC formation expenses for the period	$2,989	$—
Investment management advisory fees for the period	$1,280	$—
GECC administrative expenses incurred during the period	$62	$—
Net receivable due from GECC at the end of the period	$378	$—

Cost Sharing with MAST
GECM costs charged to MAST Capital	$815	$—
Net (payable) to MAST at the end of the period	$(83)	$—

Profit Sharing with GP Corp.
GP Corp Note balance at the end of the period	$10,824	$—
Interest accrued on GP Corp note during the period	$67	$—
GECM net income contributed to GP Corp	$251	$—
GP Corp net loss attributable to Great Elm Capital Group, Inc.	$(667)	$—

5. Stockholders’ Equity

Rights Offering

On September 13, 2016, the Company entered into a backstop investment agreement with a consortium of investors led by Gracie Investing LLC.  Members of the Company’s board of directors and a number of the Company’s employees are backstop investors. On October 13, 2016, the Company and the backstop providers amended and restated the backstop investment agreement which contemplated up to a $36,600 investment in shares of the Company’s common stock. On November 23, 2016, the Company commenced a $45,000 rights offering to its existing stockholders at $3.285 per share. The Company sold an aggregate of 12,755,200 shares of its common stock for gross proceeds of $41,901, which after deducting expenses resulted in net proceeds of $39,553 in the rights offering and 945,343 shares of its common stock for gross proceeds of $3,092 from the backstop providers. $1,007 was over advanced by certain backstop providers as of December 31, 2016, returned to those investors in January 2017 and is shown as an amount due to related parties in the accompanying condensed consolidated balance sheet. The Company intends to use the proceeds of the offerings, together with debt and/or equity financing, to make acquisitions of new businesses.

Stock Compensation

Performance Shares

On November 3, 2016, the Company issued 983,000 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting at a rate of five percent per quarter during the four-year period from November 3, 2017 through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the IMA of at least $40,000 for the five-year period ended November 3, 2021.  If the $40,000 IMA fee performance requirement is not reached as of November 3, 2021, grantees in continuous employ will vest in a pro-rated portion of their awards based on the percentage of the performance goal achieved.

On the grant date, the Company estimated the probability of the performance goal being achieved to be certain.

The grant date fair value of the performance based restricted awards issued approximated $3,881.  Based on the Company’s accounting policies, the grant date fair value does not contemplate expected forfeitures.  Adjustments related to compensation costs for forfeited awards will be recognized in the period of the forfeiture.

The following table illustrates the Company’s restricted stock award activity as of and through December 31, 2016 (in thousands):

		Weighted
		Average
	Restricted	Grant Date
Restricted Stock Awards	Stock Awards	Fair Value
Outstanding at June 30, 2015	116	$19.22
Granted	55	12.02
Vested	(122)	18.46
Forfeited	(17)	16.16
Outstanding at June 30, 2016	32	$13.30
Granted	983	3.95
Vested	(32)	13.30
Forfeited	-	—
Outstanding at December 31, 2016	983	$3.95

Stock Options

During the three months ended December 31, 2016, the Company did not issue any stock options and during six months ended December 31, 2016, the Company issued 141,437 options with an estimated grant date fair value of $571.  The 131,352 options granted during the six months ended December 31, 2015, had an estimated grant date fair value of $700.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  Additionally, and as a result of the issuance of shares in the rights offering, the exercise price of the 141,437 options granted during the period ended December 31, 2016, was reduced from $6.99 per share to $3.285 per share as a result of anti-dilution provisions that were effective as of the award date of such options; correspondingly, no incremental compensation cost was recognized.

The following table illustrates the Company’s option award activity as of and through December 31, 2016 (in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2015	640	$12.18
Options granted	131	9.01
Exercised	—	—
Forfeited, cancelled or expired	(161)	19.34
Outstanding at June 30, 2016	610	$9.60
Options granted	141	3.29
Exercised	—	—
Forfeited, cancelled or expired	(56)	—
Outstanding at December 31, 2016	695	$8.43	7.67	$—
Exercisable at December 31, 2016	571	$8.72	7.26	$—

During the three months ended December 31, 2016 and 2015, the Company recognized total stock based compensation of $468 and $600, respectively, and $650 and $1,200 for the six months ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, total unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $4,000.

6. Income Taxes

For the six months ended December 31, 2016, the Company recognized a loss before income taxes from continuing operations of approximately $14,655 and income before taxes from discontinued operations totaling approximate $3,427.  As required by intra period tax allocation rules of US GAAP, the Company’s income tax for the period ended December 30, 2016, totaling $155, is comprised of a tax benefit allocation of $964 to continuing operations, and incremental tax expense allocated to discontinued operations totaling $1,119.  Total income tax for the period is based on an effective tax rate of 6.5%. During the six months ended December 31, 2016, approximately $19,836 of net operating losses generated in or before fiscal 1997 expired and $61,139 are limited under Section 382 and will expire prior to being available for use.

The net income tax benefit in continuing operations recognized for the period is based on forecasted financial results associated with the Company’s continuing operations for the entire fiscal year; the Company having a full valuation allowance on its deferred tax positions at the beginning of the year and expected to remain consistent at the end of the year; and the overall net tax position for the fiscal year expected to be zero. However, the Company is required to consider all sources of income in determining the benefit related to a loss from continuing operations, including any income from other than continuing operations, such as discontinued operations. The Company will re-evaluate its fiscal 2017 forecast and re-compute its effective tax rate on a quarterly basis through the end of the fiscal year, and adjust the provision associated with intra period tax allocation rules quarterly, as applicable.

7. Segment Information

Effective upon the closing of the Merger, the Company’s chief operating decision maker began to view where resources would be allocated to the investment management business based on performance of the investment management business relative to acquisition opportunities in other industries.  Prior to the Divestiture, the Company viewed all of its operations as a single integrated business.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Investment management advisory fees	$1,280	$—	$1,280	$—
General corporate	326	—	326	—
Total revenue	1,606	—	1,606	—

Costs and Expenses:
Investment management	$2,045	$—	$2,045	$—
General corporate	(1,297)	1,396	1,241	3,049
Total operating costs and expenses	748	1,396	3,286	3,049

Operating income (loss):
Investment management	$(600)	$—	$(600)	$—
General corporate	1,634	(1,396)	(904)	(3,049)
Total pre-tax income (loss) from operations	1,034	(1,396)	(1,504)	(3,049)

Other expense, net	$(9,212)	$(1,141)	(12,187)	$(2,326)
Income (loss) from discontinued operations, net	210	(10,139)	2,308	(17,520)

Net loss	$(7,968)	$(12,676)	$(11,383)	$(22,895)

Capital Expenditures and Intangible Asset Acquisitions:
Investment management	$13,987	$—	$13,987	$—
General corporate	—	7	—	35
Total	$13,987	$7	$13,987	$35

	As of December 31,	As of June 30,
	2016	2016
Assets:
Investment management	$15,125	$—
General corporate	72,870	80,897
Total assets	$87,995	$80,897

8. Related Party Borrowings

The following table summarizes the Company’s related party borrowing activity:

	December 31,	June 30,
	2016	2016
Balance beginning of year	$33,786	$29,874
Issuance of GP Corp note	10,891	—
Issuance of in-kind notes	—	4,355
Reclassification of unamortized debt issuance costs	—	(854)
Amortization of discount and issuance costs	2,802	411
Principal payments	(36,588)	—
Balance end of period	$10,891	$33,786
Current portion, end of period	$317	$—
Balance, net of current portion, end of period	$10,574	$33,786

During the six months ended December 31, 2016, the Company called Senior Secured Notes payable to private investment funds managed by MAST Capital for redemption.  The Company made cash payments totaling $39,838; consisting of interest of $1,209, call premiums of $2,041, and principal payments of $36,588, to effect the redemption.

On November 3, 2016, the Company, through its majority-owned subsidiary GP Corp, issued the GP Corp Note. As of and for the three and six months ended December 31, 2016, the Company accrued $67 of interest based on an interest rate of approximately 3.9%.

The GP Corp Note is held by MAST Capital and is secured by the profits generated by GECM’s management of GECC.   The GP Corp Note requires quarterly interest only payments and annual principal payments of at least $250, based on the Company’s fiscal year ending June 30.  For annual and pro-rated annual periods, net expenses from the operations of GECM exceeding $1,430 may be applied to the annual principal payment obligation.  For the three and six month periods, net expenses did not exceed the pro-rated threshold.

The GP Corp note does not have any recourse to any of the Company’s operations or net assets not related to GECM’s management of the investments assets held by GECC.  The GP Corp Note may be prepaid at any time with prior written notice to the Holders.  Additionally, GP Corp is required to prepay the GP Corp Note upon certain material liquidation transactions.

9. Discontinued Operations

On June 30, 2016, the Company sold its patent licensing business resulting in the reclassification of all assets, liabilities, and operating results of the subsidiaries disposed.  During the six months ended December 31, 2016, the Company reached a final settlement with Microsoft Corporation for a one-time payment by Microsoft Corporation of $8,750.  The payment, received in October 2016, included reimbursement of litigation costs incurred by the Company of approximately $2,000.  During the three months ended December 31, 2016, the Company paid $1,704 with respect to its fee split obligations with the purchaser of the divested subsidiaries.  The Company incurred $111 and $318 of professional fees during the three and six months ended December 31, 2016, respectively, related to its divested patent business.

The following presents the activity associated with the divested business, as reclassified for the three months ended December 31, 2015:

	For the Three Months Ended
	As Previously		As
	Presented		Reclassified
	December 31, 2015	Reclassification	December 31, 2015
Net revenue	$1,252	$(1,252)	$—
Operating costs and expenses:
Patent licensing expenses	9,967	(9,967)	—
General and administrative	2,820	(1,424)	1,396
Total operating costs and expenses	12,787		1,396
Operating loss from continuing operations	(11,535)		(1,396)
Interest income	2		2
Interest expense	(1,255)		(1,255)
Other income, net	(49)		(49)
Loss from continuing operations	(12,837)		(2,698)
Income tax	161		161
Loss from continuing operations after income taxes	(12,676)		(2,537)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(10,139)	(10,139)
Net loss	$(12,676)		$(12,676)
Basic and diluted net loss per share from:
Continuing operations	$(1.35)		$(0.27)
Discontinued operations	—		(1.08)
Net loss per share	$(1.35)		$(1.35)
Weighted average shares outstanding basic and diluted	9,408		9,408

	For the Six Months Ended
	As Previously		As
	Presented		Reclassified
	December 31, 2015	Reclassification	December 31, 2015
Net revenue	$2,503	$(2,503)	$—
Operating costs and expenses:
Patent licensing expenses	17,645	(17,645)	—
General and administrative	5,427	(2,378)	3,049
Total operating costs and expenses	23,072		3,049
Operating loss from continuing operations	(20,569)		(3,049)
Interest income	6		6
Interest expense	(2,457)		(2,457)
Other income, net	(9)		(9)
Loss from continuing operations	(23,029)		(5,509)
Income tax	134		134
Loss from continuing operations after income taxes	(22,895)		(5,375)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(17,520)	(17,520)
Net loss	$(22,895)		$(22,895)
Basic and diluted net loss per share from:
Continuing operations	$(2.44)		$(0.57)
Discontinued operations	—		(1.87)
Net loss per share	$(2.44)		$(2.44)
Weighted average shares outstanding basic and diluted	9,387		9,387

10. Subsequent Events

In January 2017, the Company sold an aggregate of 30,130 additional shares of its common stock to the backstop providers for net proceeds of approximately $99 as a result of guaranteed deliveries in the rights offering that were not performed.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements, tagged in detail.