Form 10-Q
period 2017-03-31
Great Elm Capital Group, Inc.
filed 2017-05-10
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 7, 2017, there were 23,199,841 shares of the registrant’s common stock outstanding.

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

Item 1. Financial Statements

The financial statements immediately following the signature page to this report are incorporated herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In the summer of 2016, as we were exploring the sale of our patent business we decided to enter the investment management business. MAST Capital Management, LLC (“MAST Capital”) is a Boston-based SEC-registered credit focused investment manager. In 2015, private investment funds managed by MAST Capital acquired our 12.875% Senior Secured Notes due 2019 (the “Senior Notes”) and 18.6% of the outstanding shares of our common stock.  In June 2016, we, private investment funds managed by MAST Capital and Full Circle Capital Corporation, a then publicly-traded business development company (“Full Circle”), entered into a series of agreements providing for the merger of Full Circle with and into Great Elm Capital Corp (NASDAQ:GECC), a business development company that we manage.  In June 2016, we invested $30.0 million in GECC that was reflected as cash on our September 30, 2016 condensed consolidated balance sheet (we wholly-owned GECC whose only balance sheet asset was cash until November 1, 2016).  On November 1, 2016, we ceased to have a controlling financial interest in GECC and it was deconsolidated.

During the fiscal year ended June 30, 2017 to date, our business significantly changed and we made a number of changes in financial reporting:

▪	On November 1, 2016, we deconsolidated GECC and thereafter accounted for our remaining 15% equity interest at fair value;
▪

Since September 27, 2016, we have been GECC’s investment manager through our wholly-owned subsidiary Great Elm Capital Management, Inc. (“GECM”), and on November 4, 2016 we began earning fees for providing services to GECC;

▪	On October 1, 2016, we adopted new accounting standards with respect to leases, acquisitions and stock-based compensation;
▪	On October 18, 2016, we retired our 12.875% related party Senior Notes;
▪

On November 3, 2016, we hired, through GECM, all of the employees of MAST Capital and entered into a series of transactions with MAST Capital and its employees, including the issuance of a $10.8 million note;

▪	On November 3, 2016, we determined that our investment management business is a separate reportable segment; and
▪	On December 30, 2016, we substantially completed a backstopped rights offering for approximately $45.0 million of proceeds, before deducting offering costs.

Critical Accounting Policies

There are several accounting policies that are critical to understanding our business, as these policies affect the reported amounts of revenue and other significant areas that involve management judgment and estimates.  Critical accounting policies disclosed in our Form 10-K for the fiscal year ended June 30, 2016 related to our discontinued operations are no longer critical to understanding our financial statements.   A description of the policies requiring significant management judgment and estimation are as follows:

Deferred Tax Assets.  We have fully reserved our $1.6 billion of net operating loss carryforwards. As a result, the related deferred tax asset nets to zero in our financial statements.

Investment in GECC.  We own approximately 15% of the outstanding shares of GECC and our GECM subsidiary is GECC’s investment manager. As GECC’s investment manager, GECM has significant influence over GECC.  As permitted by GAAP, we have elected to mark-to-market our investment in GECC rather than using the equity method of accounting.

Contingent Asset.  In connection with the divestiture of our patent business, Optis, the purchaser of our patent business is obligated to make a deferred purchase price payment to us of up to $10.0 million.  That asset is contingent on whether Optis has indemnifiable losses under the purchase agreement, and we are currently unable to estimate how much, if any, of that amount will be collected.  Accordingly, we have not reflected a contingent asset in respect of the deferred purchase price on our financial statements.

Results of Operations

The following discussion is reflective of the reclassification of our divested patent business on June 30, 2016.  The results of our divested patent business have been reclassified to discontinued operations for all periods presented.  Additionally, the operations of our investment management segment commenced in November 2016.

Due to the strategic shifts in our business through March 31, 2017, our results of operations for the quarter and nine months ended March 31, 2017 are not comparative for the same periods ended March 31, 2016 or expected to be materially indicative of our future results.

Investment Management Business

The key metrics of our investment management business are:

▪	GECC’s assets under management ― which provides the basis on which our management fee, fees we owe to a consultant and performance milestones for vesting of equity awards are based
▪	GECC’s net investment income and net capital gains ― on which our incentive fees (if any) and performance milestones for vesting of equity awards are based
▪	Profitability of our GECC management arrangements ― which determines our profit sharing payment and the amounts of non-controlling interests in our GECC GP Corp. (“GP Corp”) subsidiary
▪	Dividends and GECC share price ― which determine the return on our investment in GECC shares
▪	90-day LIBOR ― which determines the cost of GP Corp’s debt

Most of the employees of our investment management business continue to be employees of MAST Capital and we and MAST Capital share the costs of the team generally on a relative assets-under-management basis.

The following table provides the results of our investment management business since its commencement in November 2016:

Dollar amounts in thousands	November 3, 2016 to March 31, 2017
Revenue:
Investment management fees	$2,862
Costs and expenses:
Depreciation and amortization	(2,463)
General and administrative	(2,403)

Investment Management Revenue

For the quarter and nine months ended March 31, 2017, we recognized $1.6 million and $2.9 million, respectively, of revenue from our investment management operations; of which $1.0 million and $1.9 million, respectively, were incentive fees.  Our incentive fees are based on GECC’s net investment income and net capital gains.  Our quarterly management fees fluctuate based on the fair value of the non-cash and cash equivalent assets of GECC.  In order to receive incentive fees that are based on net investment income, GECC’s net investment income must exceed the 1.75% quarterly hurdle rate.  We also earn an incentive fee based on GECC’s net capital gains.  Net investment income based incentive fees do not become payable, and will continue to accrue, until GECC achieves the hurdle rate threshold as defined by the investment management agreement.  Incentive fees are recorded to the extent such amounts are contractually due. Accrued but unpaid incentive fees as of the reporting date are recorded in investment management fees receivable in the accompanying condensed consolidated balance sheets. Incentive fees are realized at the end of a measurement period, and in most cases annually. Once realized, such fees are not subject to reversal.

Investment Management Costs and Expenses

During the quarter and nine months ended March 31, 2017, our investment management business’ costs primarily consisted of payroll and related burden of $0.7 and $1.4 million, respectively; facilities and other administrative costs of $0.6 and $1.0 million, respectively; and the amortization of intangible assets of $1.5 and $2.5 million, respectively.  With respect to the quarter ended March 31, 2017, MAST Capital has disputed our calculations under the cost sharing agreement.  We have fully reserved the balance due from MAST Capital as of March 31, 2017 of approximately $0.6 million and recognized a corresponding bad debt expense in our investment management segment in the quarter ended March 31, 2017.

We have made a provisional allocation of the consideration paid in connection with the acquisition.  Our assessment is based on a preliminary estimate of fair values and is subject to change. We amortized the value preliminarily allocated to the intangible assets associated with our investment management business over the remaining contractual life of seventeen months as of March 31, 2017.  Expenses of our investment management business are reported after giving effect to the cost sharing payments due from MAST Capital and GECC.

In addition to the operating costs, we recognized interest expense of $0.1 and $0.2 million, respectively, for the quarter and nine months ended March 31, 2017 related the GP Corp note.

Operating Costs – General Corporate

For the quarter ended March 31, 2017, we recognized total operating expenses of approximately $1.4 million as compared to approximately $2.0 for the quarter ended March 31, 2016. Our general corporate operating costs for each quarter primarily consisting of professional fees and payroll costs as we continue to investigate alternative business activities and acquisition opportunities.  The approximate $0.6 million decrease in the quarter ended March 31, 2017 compared to the same period in fiscal 2016 relates to a decrease in the number of employees, per employee pay and corresponding payroll costs.

For the nine months ended March 31, 2017, we incurred general corporate operating expenses of $6.0 million as compared to $5.1 million incurred during the period ended March 31, 2016. In the quarter ended December 31, 2016, GECC reimbursed us $3.3 million for costs incurred in connection with the formation of GECC, its merger with Full Circle and related matters, and that reimbursement is reflected as a reduction of our corporate expenses.  In the comparable period of 2016, general and administrative expenses were dominated by legal expenses and compensation of our officers.

Interest Expense

We incurred approximately $0.1 and $0.2 million of interest expense for the quarter and nine months ended March 31, 2017, respectively, on GP Corp’s note issued to MAST Capital.  Interest expense for the nine months ended March 31, 2017 also included: $1.9 million of premium paid on retirement of our Senior Notes; $2.8 million of non-cash write-off of original issue discount and deferred issuance costs on the Senior Notes; and $1.4 million of cash paid interest on the Senior Notes from July 1, 2016 to the October 18, 2016 payoff date.

Interest expense for the quarter and nine months ended March 31, 2016 totaling $1.2 and $3.7 million, respectively, consisted of paid in kind interest payments and discount amortization on the Senior Notes.

Discontinued Operations

We incurred insignificant discontinued operating costs during the quarter ended March 31, 2017.  For the quarter and nine months ended March 31, 2016, discontinued operations totaling $6.6 and $24.1 million, respectively, was primarily comprised of our settlement with Microsoft net of litigation-related costs.

Income Taxes

Although in the aggregate we expect to owe no Federal taxes for the year ended June 30, 2017, we are required to provide intra period taxes allocated between continuing operations and discontinued operations.  We expect state and local taxes to be immaterial for the fiscal year.

Cash Flows

Operating cash flows used in continuing operations for the nine months ended March 31, 2017, inclusive of the first five months of our investment management business, totaled $8.8 million.  The cash used in our continuing operations were primarily the result of increases in receivables from our investment management fees and dividends due on our investment in GECC of $2.6 million and $0.3 million, respectively.  Additionally, we paid down our accounts payable and other accrued expenses by $2.5 million.  Operating cash flows for the period ended March 31, 2016 were primarily attributable to our discontinued operations.

Cash used in investing activities for the nine months ended March 31, 2017 consisted of $30.1 million for the initial acquisition of our subsidiaries.  During the period ended March 31, 2017, we deconsolidated GECC which had an initial cost basis of $30 million.  This deconsolidation reduced our cash balance by $30 million, and our $30 million of cash contributed to GECC now represents our cost basis in our investment in GECC that is marked to market in the accompanying condensed consolidated financial statements. During the period ended March 31, 2016, we liquidated $11.7 million of investments in order to fund the losses of our divested patent business.

Financing activities provided net cash flows for the period ended March 31, 2017 of $5.8 million and consisted of net proceeds from our rights offering of $42.7 million, offset by $36.8 million to retire our related party Senior Notes.  We did not have material financing activities during the periods ended March 31, 2016.

Financial Condition

As of March 31, 2017, we had a cash balance of $46.7 million.  We also own 1,966,667 shares of GECC common stock that we may not transfer to a person other than our subsidiaries or an affiliate of MAST Capital until November 3, 2017 with an estimated fair value of $22.4 million as of March 31, 2017.  To facilitate our future monetization of our investment in GECC, GECC has filed a registration statement to register our resale of the GECC shares and is required to list those shares on Nasdaq.  Through March 31, 2017, we recognized GECC dividends as declared by its board of directors.  For the three and nine months ended March 31, 2017, we recognized $0.5 million and $0.8 million in dividend income, respectively, of which approximately $0.3 million was receivable at March 31, 2017.

As of March 31, 2017, we had a related party GP Corp note due to MAST Capital totaling $10.6 million that accrues interest on a variable rate of LIBOR plus three percent, as adjusted for each 90-day period (at March 31, 2017 the effective rate was 3.9%) through maturity on November 3, 2026.  The GP Corp note requires minimum annual principal payments of $0.3 million and quarterly interest only payments.  The note is secured by the profits generated by our management of GECC, with non-recourse to any of our other assets, entities or operations.  As of March 31, 2017, we made the minimum principal payment for the 2017 fiscal year.

Throughout calendar 2017, we have been actively pursuing acquisitions and will continue to do so through the end of 2017 and beyond if we are unsuccessful.  Additionally, acquisitions, if any, will likely result in our investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness. See “Risk Factors” in our Form 10-K.

Off Balance Sheet Obligations

As of March 31, 2017, we did not have any off-balance sheet obligations that were not reflected in our condensed consolidated financial statements.

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

The following is a summary of the effect that a ten percent increase or decrease in equity prices would have on our investment that is subject to equity price fluctuations at March 31, 2017:

	Dollar Amounts in Thousands
Asset	March 31, 2017 Carrying Value	Effect of a 10% Decrease in Price	Effect of a 10% Increase in Price
Investment in GECC	$22,381	$(2,238)	$2,238

At March 31, 2017, we were exposed to interest rate risk as a result of GP Corp’s obligation under the GP Corp note. We considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a $0.1 million increase in annual interest expense.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

During our fiscal year ended June 30, 2017, our business has significantly changed and we made a number of changes in financial reporting. Management is in the process of assessing and integrating internal controls over financial reporting for our new investment management business. Additionally, in the ordinary course of business, we may routinely modify, upgrade and enhance our internal controls and procedures for financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of May 10, 2017.

GREAT ELM CAPITAL GROUP, INC.

/s/ Richard S. Chernicoff
Richard S. Chernicoff
Principal Executive Officer

/s/ James D. Wheat
James D. Wheat
Principal Financial Officer and Principal Accounting Officer

Great Elm Capital Group, Inc.

Index to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Unaudited condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016	F-2
Unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 and for the nine months ended March 31, 2017 and 2016	F-3
Unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016 and for the nine months ended March 31, 2017 and 2016	F-4
Unaudited condensed consolidated cash flow statements for the nine months ended March 31, 2017 and 2016	F-5
Unaudited notes to condensed consolidated financial statements	F-6

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$46,703	$80,711
Investment management fee receivable	1,154	—
Related party receivable, net	613	—
Related party dividend receivable	327	—
Investments, at fair value (cost $30,000)	22,381	—
Prepaid and other current assets	184	110
Total current assets	71,362	80,821
Investment management fee receivable, net of current portion	1,400	—
Intangible assets, net	8,624	—
Right to use assets, net	2,330	—
Other assets, net	316	76
Total assets	$84,032	$80,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$410	$2,936
Lease liability	1,042	—
Liabilities related to assets sold	3,763	7,338
Related party notes payable	250	33,786
Total current liabilities	5,465	44,060
Lease liability, net of current portion	1,590	—
Earnout liability	180	—
Related party notes payable, net of current portion	10,324	—
Other long-term liabilities related to assets sold	—	16
Total liabilities	17,559	44,076

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized; 23,199,841 and 9,466,670 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	23	9
Additional paid-in-capital	3,293,049	3,249,085
Accumulated deficit	(3,226,175)	(3,212,273)
Total Great Elm Capital Group, Inc.'s stockholders' equity	66,897	36,821
Non-controlling interest	(424)	—
Total stockholders' equity	66,473	36,821
Total liabilities and stockholders' equity	$84,032	$80,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Investment management fees	$1,582	$—	$2,862	$—
Dividends and interest	490	—	816	—
Net revenue	2,072	—	3,678	—

Operating costs and expenses:
General and administrative	2,710	2,006	4,978	5,054
Depreciation and amortization	1,546	—	2,564	—
Total operating costs and expenses	4,256	2,006	7,542	5,054
Operating loss	(2,184)	(2,006)	(3,864)	(5,054)
Unrealized loss on investment in GECC	(570)	—	(7,619)	—
Interest expense	(108)	(1,220)	(6,211)	(3,672)
Other income (expense), net	(20)	73	(9)	64
Loss from continuing operations, before income taxes	(2,882)	(3,153)	(17,703)	(8,662)
Provision for (benefit from) income taxes	(85)	12	(1,049)	(122)
Loss from continuing operations	(2,797)	(3,165)	(16,654)	(8,540)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(6,621)	2,308	(24,141)
Income (loss) from discontinued operations, net of tax	—	(6,621)	2,308	(24,141)
Net loss	$(2,797)	$(9,786)	$(14,346)	$(32,681)
Less: Net loss attributable to non-controlling interest	(278)	—	(444)	—

Net loss attributable to Great Elm Capital Group, Inc.	$(2,519)	$(9,786)	$(13,902)	$(32,681)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.11)	$(0.34)	$(1.14)	$(0.91)
Discontinued operations	—	(0.70)	0.16	(2.57)
Net loss	$(0.11)	$(1.04)	$(0.98)	$(3.48)

Weighted average shares outstanding:
Basic and diluted	23,187	9,432	14,177	9,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

Dollar amounts in thousands

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(2,797)	$(9,786)	$(14,346)	$(32,681)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	34	—	(52)
Other comprehensive income (loss)	—	34	—	(52)
Comprehensive loss	$(2,797)	$(9,752)	$(14,346)	$(32,733)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Dollar amounts in thousands

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,346)	$(32,681)
(Income) loss from discontinued operations	(2,308)	24,141
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,564	52
Stock-based compensation	1,219	836
Re-measurement of earnout liability	(36)	—
Unrealized loss on investments at fair value	7,619	—
Amortization of premiums/discounts on investments, net	—	3
Realized gain on foreign currency	—	(87)
In kind interest payments on note payable	—	3,214
Amortization of debt discount and issuance costs	2,802	464
Changes in operating assets and liabilities:
Investment management fee receivable	(2,554)	—
Related party receivable, net	(613)	—
Dividends receivable	(327)	—
Prepaid assets, deposits, and other assets	(121)	(240)
Accounts payable	(2,526)	1,141
Operating lease liability	(158)	—
Net cash used in operating activities - continuing operations	(8,785)	(3,157)
Net cash used in operating activities - discontinued operations	(961)	(26,310)
Net cash used in operating activities	(9,746)	(29,467)
Cash flows from investing activities:
Acquisition of subsidiaries	(30,080)	—
Purchases of property and equipment	—	(35)
Proceeds from sales and maturities of investments	—	11,710
Net cash provided by (used in) investing activities	(30,080)	11,675

Cash flows from financing activities:
Proceeds from issuance of common stock, net	42,656	—
Principal payment on related party note payable	(36,838)	—
Purchase of treasury stock	—	(107)
Net cash provided by (used in) financing activities	5,818	(107)

Net decrease in cash and cash equivalents	(34,008)	(17,899)
Cash and cash equivalents at beginning of period	80,711	73,755
Cash and cash equivalents at end of period	$46,703	$55,856

Cash paid for income taxes	$—	$—
Cash paid for interest	$3,319	$—

Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury stock	$—	$156
Issuance of related party note payable for acquisition consideration	$10,824	$—
Issuance of equity-linked instruments classified as earnout liability	$216	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017

Dollar amounts in thousands

1. Nature of Operations

Great Elm Capital Group, Inc. (formerly known as Unwired Planet, Inc.), a Delaware corporation (together with its subsidiaries (unless the context otherwise requires), the “Company”), is a holding company.  The Company’s operations are primarily conducted through consolidated subsidiaries.

On June 30, 2016, the Company sold the subsidiaries that conducted its historical patent business (the “Divestiture”).  See Note 10.  Those operations are accounted for as discontinued operations in the accompanying condensed consolidated financial statements.

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (“GECM”), became the investment manager of Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (“GECC”).  On November 3, 2016, Full Circle Capital Corporation merged with and into GECC (the “Merger”), and GECM hired the employees of MAST Capital Management, LLC, a Delaware limited liability company (“MAST Capital”), that manages funds that own approximately 18.6% of the Company’s common stock.  Through the Company’s 80.1% owned subsidiary, GECC GP Corp., a Delaware corporation (“GP Corp”), the Company acquired assets and assumed related liabilities (collectively, the “Acquisition”) associated with the on-going operations of GECM.

As of March 31, 2017, the Company owned approximately 15% of the outstanding shares of GECC with a cost basis of $30,000.  The Company agreed with GECC that it would not transfer its GECC shares until November 3, 2017 except to a subsidiary or a MAST Capital affiliate.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, asset impairment, the ability to realize deferred tax assets, the recognition and measurement of uncertain tax positions, allowance for doubtful accounts and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Changes in Accounting Principles.

Leases. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company adopted ASU 2016-02 effective July 1, 2016.  On the adoption date, the Company elected the practical expedient to not reassess whether any expired contracts contained leases.  Additionally, the Company has elected to not apply the recognition standards of ASU 2016-02 to operating leases with effective terms of twelve months or less (“Short-Term Leases”).  For Short-Term Leases, the Company recognizes lease payments on a straight-line basis over the lease term in the period in which the obligation for those payments is incurred.

On the adoption date, all of the Company’s contracts constituting leases had expired or were Short Term Leases. Accordingly, the adoption of ASU 2016-02 required no changes in the accompanying condensed consolidated financial statements for any of the periods presented.

Presentation of Debt Issuance Costs. On July 1, 2016, the Company implemented ASU 2015-03 Interest – Imputation of Interest (Topic 830) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the nature of debt discounts and its implementation results in reclassification of the prior periods. All of the Company’s debt issuance costs prior to the adoption of ASU 2015-03 on July 1, 2016 have been fully amortized or otherwise expensed as of March 31, 2017.

Equity Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company prospectively adopted ASU 2016-09 on July 1, 2016.  Upon adoption, the Company made an election to account for forfeitures of non-vested equity awards in the periods in which they occur.  The other provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements for any of the periods presented.

Income Taxes.  In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires that the Company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted ASU 2016-16 prospectively on July 1, 2016 with no effect on the accompanying condensed consolidated financial statements.

Goodwill.  In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (“Step 2”) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (“Step1”).  The Company adopted ASU 2017-01 on January 1, 2017 with no effect on the accompanying condensed consolidated financial statements.

Business Combinations.  In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. In accordance with the provisions, the Company adopted ASU 2017-01 as of July 1, 2016 with no effect on the accompanying condensed consolidated financial statements.

Significant Accounting Policies.

Deferred Tax Assets.  The Company has provided a full valuation allowance against its deferred tax assets because the Company has not been able to conclude that future utilization of its net operating loss carryforwards and other tax assets is more likely than not.

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

Segments. In November 2016, the Company changed its organizational structure in connection with the Merger. As a result, there was a change in the information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance.  Beginning in the quarter ended December 2016, the Company began reporting financial performance based on its new segment described in Note 8. The Company has recast certain prior period amounts to conform to the manner it currently internally manages and monitors segment performance.

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

Revenue Recognition. The revenues of the Company’s investment management segment primarily consist of management fees, performance fees and administrative and other fees.

The base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets, including assets purchased with borrowed funds. The base management fee will be payable quarterly in arrears. The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial quarter are prorated.

The incentive fee from GECC consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, GECC will pay the Company 20% of the amount by which GECC’s pre-incentive fee net investment income (the “Pre-Incentive Fee Net Investment Income”) for the quarter exceeds a hurdle rate of 1.75% of GECC’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Company receives all of such income in excess of the 1.75% level but less than 2.1875% and subject to a total return requirement (described below). The effect of the “catch-up” provision is that, subject to the total return provision, if pre-incentive fee net investment income exceeds 2.1875% of GECC’s net assets at the end of the immediately preceding calendar quarter, in any calendar quarter, the Company will receive 20.0% of GECC’s pre-incentive fee net investment income as if the 1.75% hurdle rate did not apply. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.

Any income incentive fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) are deferred, on a security by security basis, and becomes payable only if, as, when and to the extent cash is received by GECCs in respect thereof. Any Accrued Unpaid Income that is subsequently reversed in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (A) reduce Pre-Incentive Fee Net Investment Income and (B) reduce the amount of Accrued Unpaid Income Incentive Fees previously deferred.

Under the capital gains component of the incentive fee, GECC is obligated to pay the Company at the end of each calendar year 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.

Payment of the incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of GECC’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations from and after November 4, 2016 exceeds the cumulative incentive fees accrued and/or paid from and after November 4, 2016. For the purposes of this calculation, the “cumulative net increase in net assets resulting from operations” is the sum of GECC’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation from and after November 4, 2016.

Incentive fees are recorded on an accrual basis to the extent such amounts are contractually due. Accrued but unpaid incentive fees as of the reporting date are recorded in investment management fees receivable in the accompanying condensed consolidated balance sheets. Incentive fees are realized at the end of a measurement period, and in most cases annually. Once realized, such fees are not subject to reversal.

Intangible Assets.  The Company is amortizing the intangible asset recognized in connection with the acquisition described in Note 4 on a straight-line basis over the 22 months following the close of the acquisition in November 2016. GECC’s investment management agreement (the “IMA”) with GECM expires 22 months from the close of the acquisition unless renewed or earlier terminated at GECC’s option.

Recently Issued Accounting Standards.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revised entities’ accounting related to: (1) the classification and measurement of investments in equity securities; and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company believes that adoption of ASU 2016-01 will have no material impact on the accompanying condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. ASU 2016-13 requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2020 and requires a modified-retrospective approach to adoption. Early adoption is permitted for the fiscal year beginning July 1, 2019. The Company believes that adopting ASU 2016-13 will have no material impact on the accompanying condensed consolidated financial statements and related disclosures.

Customer Revenue. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date.  The Company is currently analyzing the potential impacts of early adoption of ASC Topic 606 in conjunction with its investment management business.  The Company is contemplating early, retroactively adoption of the standards in Topic 606.  The Company has performed a preliminary analysis of the impacts of adoption and currently does not believe it will have a material impact on revenue currently recognized from its quarterly investment management fees.  The adoption may have an impact on the recognition timing of future incentive fees which could result in material differences in the Company’s financial position, results of operations, cash flows, and related disclosures in the period of adoption.  The Company is contemplating adopting the Topic 606 related ASUs in the first interim period for its 2018 fiscal year.

3. Investments, at Fair Value

In November 2016, the Company ceased to have a controlling financial interest in its previously wholly-owned subsidiary, GECC.  On the cessation date, the Company deconsolidated its investment in GECC and made an election to recognize its remaining 15% ownership position at fair value.  On the date of deconsolidation, and based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy), the Company recorded an unrealized loss of $8,465 on the value of its investment in GECC.  From the date of deconsolidation through March 31, 2017, the Company recognized unrealized appreciation of $846 in the fair value of GECC.  For the three months ended March 31, 2017, the Company recognized an unrealized loss on its GECC holdings of $570. The Company did not have any investments for which it made a fair value election as of June 30, 2016 or for the quarter and nine months ended March 31, 2016.

4. Acquisition

During the quarter ended December 31, 2016, the Company completed a series of transactions culminating in the creation of its investment management segment.  The transactions, some of which involved MAST Capital, a related party, and some of which were directly with employees of MAST Capital, included, among other things: the formation of GECM; the deconsolidation of GECC; and the acquisition of an 80.1% interest in GP Corp.

Had the Acquisition not occurred, the Company’s pro forma loss and loss per share from continuing operations for the nine months ended March 31, 2017 would have been $12,119 and $0.85, respectively.  For the three months ended March 31, 2017, the Company’s pro forma loss and loss per share from continuing operations would have been $1,402 and $0.06.

On November 3, 2016, the Company obtained a controlling financial interest in GP Corp by purchasing shares of GP Corp common stock for an $80 capital contribution to GP Corp. On the same date, GP Corp issued a senior secured note in an aggregate original principal amount of $10,824 payable to MAST Capital (the “GP Corp Note”).  The GP Corp Note is due on November 3, 2026, bears interest at 3% over the 90-day LIBOR rate, requires mandatory repayments of $250 per year, is repayable by GP Corp at its option at par plus accrued and unpaid interest and is secured by a first perfected security interest in the profit sharing agreement, dated as of November 3, 2016 (the “Profit Sharing Agreement”), by and between GECM and GP Corp, which provides for the payment of the net profits from serving as GECC’s investment manager to GP Corp.

On November 3, 2016, the Company issued a warrant (the “Warrant”) to purchase 54,733 shares of Company common stock, with an estimated grant date fair value of $216 to MAST Capital.  The Warrant has a $0.01 per share exercise price and the number of shares issuable thereunder is subject to reduction to the extent GECM’s cumulative revenue collected under the IMA is less than $40,000 through November 3, 2021.  Since the shares issuable under the warrant agreement are variable based on the post-acquisition revenue generated by the IMA, the Company concluded the warrants are not indexed to its equity.  As a result of this determination, the Company classified the warrants as an earnout liability in the accompanying condensed consolidated balance sheets, and the changes in the fair value of the warrants is recognized in other income, net, in the accompanying condensed consolidated statements of operations.  For the three and nine month periods ended March 31, 2017, the Company recognized a gain of $25 and $36 on the change in the fair value of the earnout liability.

On the date of the transaction, the Company allocated the consideration given to the individual assets acquired and liabilities assumed based on a preliminary estimate of their relative fair values, including using a preliminary estimate of the expected discounted cash flows from the operations of the investment management business. The assessment of fair value is preliminary and is based on information that was available to the Company at the time the accompanying condensed consolidated financial statements were prepared. Accordingly, such amounts and the related amortization may change during the measurement period which cannot extend beyond November 3, 2017.  The Company did not make material adjustments to its provisional accounting as presented as of and for the periods ended March 31, 2017.  The Company expects to complete its acquisition accounting during the fourth quarter of the fiscal year ended June 30, 2017 upon clarification of certain terms of the Cost Sharing Agreement with MAST Capital, as described in Note 5.  The Company did not incur material costs directly associated with the acquisition.

The following table summarizes the consideration paid and the provisional allocation of the fair value of the assets acquired and liabilities assumed on the date of acquisition:

As of
November 3,
2016
(Provisional)
Cash	$80
GP Corp note issued	10,824
Warrants issued (classified as a liability)	216
Total consideration	$11,120

Cash	$100
Furniture and fixtures	22
Right-to-use asset	758
Lease deposit	170
Identifiable intangible asset	11,161
Goodwill	—
Lease liability	(1,071)

Less: Non-controlling interest	(20)
Net assets acquired	$11,120

5. Related Party Transactions

In conjunction with the acquisition of GP Corp, on November 3, 2016, MAST Capital and GECM entered into a cost sharing agreement (the “Cost Sharing Agreement”) providing for allocation and reimbursement of costs without markup. Most of MAST Capital’s employees are employees of GECM.  Unless GECM increases its assets under management, if GECM’s annual costs under the cost sharing agreement exceed $1,430, GP Corp is entitled to set off dollar for dollar against the interest and principal payable under the GP Corp Note the excess for such year over $1,430.  GP Corp has not made a provisional offset as of March 31, 2017 as there is the possibility of future cost recoveries from MAST Capital.

GECM entered into the IMA providing for, among other things, GECM to manage GECC’s investment portfolio.  GECM receives reimbursement of allocable operating expenses, a management fee based on GECC’s assets (other than cash and cash equivalents) and potentially incentive management fees if GECC has net capital gains or its net investment income exceeds a specified hurdle rate.  Fees under the IMA and GECM’s right to expense reimbursement began to accrue on November 4, 2016. GECM’s profit from GECC is paid to GP Corp per the Profit Sharing Agreement.  The accompanying condensed consolidated financial statements reflect the non-controlling interest in GP Corp.  For the three and nine months ended March 31, 2017, the Company recognized provisional intangible asset amortization of $1,522 and $2,537, respectively.  As of March 31, 2017, the Company’s identifiable intangible assets had a remaining useful life of seventeen months.

The following table illustrates the related party activity related to the operations of GECC for the periods presented:

	As of and for the three
	months ended March 31,
	2017	2016
Investment in GECC
Unrealized loss on investment in GECC	$(570)	$—
GECC dividends recorded for the period	$490	$—

Managing GECC
Reimbursement of GECC formation expenses for the period	$—	$—
Investment management fees for the period	$1,582	$—
GECC administrative expenses incurred during the period	$446	$—
Net receivable due from GECC at the end of the period	$556	$—

Cost Sharing with MAST
GECM costs charged to MAST Capital	$994	$—
Net receivable due from MAST Capital at the end of the period	$57	$—

Profit Sharing with GP Corp.
GP Corp Note balance at the end of the period	$10,574	$—
Interest accrued and paid on GP Corp Note during the period	$108	$—
Principal payments made on GP Corp Note during the period	$250	$—
GECM net income contributed to GP Corp	$226	$—
GP Corp net loss attributable to Great Elm Capital Group, Inc.	$(1,395)	$—

	For the nine
	months ended March 31,
	2017	2016
Investment in GECC
Unrealized loss on investment in GECC	$(7,619)	$—
GECC dividends recorded for the period	$816	$—

Managing GECC
Reimbursement of GECC formation expenses for the period	$2,989	$—
Investment management fees for the period	$2,862	$—
GECC administrative expenses incurred during the period	$508	$—

Cost Sharing with MAST
GECM costs charged to MAST Capital	$1,809	$—

Profit Sharing with GP Corp.
GP Corp Note balance at the end of the period	$10,574	$—
Interest accrued on GP Corp note during the period	$175	$—
Principal payments made on GP Corp note during the period	$250	$—
GECM net income contributed to GP Corp	$232	$—
GP Corp net loss attributable to Great Elm Capital Group, Inc.	$(2,221)	$—

As of March 31, 2017, the Company determined that there was substantial doubt as to the collectability of portions of the GECM costs charged to MAST Capital under the Cost Sharing Agreement.  As a result of this determination, the Company recognized bad debt expense related to MAST Capital of $567 for the quarter and nine months ended March 31, 2017.

6. Stockholders’ Equity

Rights Offering

On September 13, 2016, the Company entered into a backstop investment agreement with a consortium of investors led by Gracie Investing LLC.  Members of the Company’s board of directors and a number of the Company’s employees were backstop investors. On October 13, 2016, the Company and the backstop providers amended and restated the backstop investment agreement which contemplated up to a $36,600 investment in shares of the Company’s common stock. On November 23, 2016, the Company commenced a $45,000 rights offering to its existing stockholders at $3.285 per share. The Company sold an aggregate of 12,755,200 shares of its common stock for gross proceeds of $41,901, which after deducting expenses resulted in net proceeds of $39,682 in the rights offering and 945,343 shares of its common stock for gross proceeds of $3,092 from the backstop providers.  The Company intends to use the proceeds of the offerings, together with debt and/or equity financing, to make acquisitions of new businesses.

Stock Compensation

Performance Shares

During the nine months ended March 31, 2017, the Company issued 1,081,000 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting at a rate of five percent per quarter during the four-year period from November 3, 2017 through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the IMA of at least $40,000 for the five-year period ended November 3, 2021.

On the grant date, the Company estimated the probability of the performance goal being achieved to be certain.  The grant date fair value of the performance based restricted awards issued approximated $4,233.  Based on the Company’s accounting policies, the grant date fair value does not contemplate expected forfeitures.  Adjustments related to compensation costs for forfeited awards will be recognized in the period of any forfeiture.  For the three and nine months ended March 31, 2017, the Company recognized compensation cost totaling $454 and $767, respectively, associated with the performance based awards.  Through March 31, 2017, there were no performance awards forfeited.

The following table illustrates the Company’s restricted stock award activity as of and through March 31, 2017 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Grant Date
Restricted Stock Awards	Stock Awards	Fair Value
Outstanding at June 30, 2015	116	$19.22
Granted	55	12.02
Vested	(122)	18.46
Forfeited	(17)	16.16
Outstanding at June 30, 2016	32	$13.30
Granted	1,131	3.90
Vested	(32)	13.30
Forfeited	—	—
Outstanding at March 31, 2017	1,131	$3.90

Stock Options

During the nine months ended March 31, 2017, the Company issued 170,000 stock options with an estimated grant date fair value of $628.  The 131,352 options granted during the nine months ended March 31, 2016, had an estimated grant date fair value of $700.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  Additionally, and as a result of the issuance of shares in the rights offering, the exercise price of 141,437 options granted during the period ended December 31, 2016, was reduced from $6.99 per share to $3.285 per share as a result of anti-dilution provisions that were effective as of the award date of such options; correspondingly, no incremental compensation cost was recognized.

The following table illustrates the Company’s option award activity as of and through March 31, 2017 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2015	640	$12.18
Options granted	131	9.01
Exercised	—	—
Forfeited, cancelled or expired	(161)	19.34
Outstanding at June 30, 2016	610	$9.60
Options granted	170	3.27
Exercised	—	—
Forfeited, cancelled or expired	(58)	—
Outstanding at March 31, 2017	722	$7.46	7.54	$—
Exercisable at March 31, 2017	586	$8.43	7.10	$—

During the three months ended March 31, 2017 and 2016, the Company recognized total stock based compensation associated with all restricted stock awards and stock options of $573 and $547, respectively, and $1,219 and $1,743 for the nine months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, total unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $4,000.

7. Income Taxes

For the nine months ended March 31, 2017, the Company recognized a loss before income taxes from continuing operations of approximately $17,703 and income before taxes from discontinued operations totaling approximately $3,427.  As required by intra period tax allocation rules of US GAAP, the Company’s income tax for the period ended March 31, 2017, totaling $70, is comprised of a tax benefit allocation of $1,049 to continuing operations, and incremental tax expense allocated to discontinued operations totaling $1,119.  Total income tax for the period is based on an effective tax rate of 5.9%.

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

8. Segment Information

Effective upon the closing of the Merger, the Company’s chief operating decision maker began to view where resources would be allocated to the investment management business based on performance of the investment management business relative to acquisition opportunities in other industries.  Prior to the Divestiture, the Company viewed all of its operations as a single integrated business.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Investment management advisory fees	$1,582	$—	$2,862	$—
General corporate	490	—	816	—
Total revenue	2,072	—	3,678	—

Costs and Expenses:
Investment management	$2,821	$—	$4,866	$—
General corporate	1,435	2,006	2,676	5,054
Total operating costs and expenses	4,256	2,006	7,542	5,054

Operating loss:
Investment management	$(961)	$—	$(1,560)	$—
General corporate	(945)	(2,006)	(1,860)	(5,054)
Total pre-tax loss from operations	(1,906)	(2,006)	(3,420)	(5,054)

Other expense, net	$(613)	$(1,159)	(12,790)	$(3,486)
Income (loss) from discontinued operations, net	—	(6,621)	2,308	(24,141)

Net loss	$(2,519)	$(9,786)	$(13,902)	$(32,681)

Capital Expenditures and Acquisitions:
Investment management	$—	$—	$13,987	$—
General corporate	—	—	—	35
Total	$—	$—	$13,987	$35

	As of March 31,	As of June 30,
	2017	2016
Assets:
Investment management	$14,588	$—
General corporate	69,444	80,897
Total assets	$84,032	$80,897

9. Related Party Borrowings

The following table summarizes the Company’s related party borrowing activity:

	March 31,	June 30,
	2017	2016
Balance beginning of year	$33,786	$29,874
Issuance of GP Corp note	10,891	—
Issuance of in-kind notes	—	4,355
Reclassification of unamortized debt issuance costs	—	(854)
Amortization of discount and issuance costs	2,802	411
Principal and interest payments	(36,905)	—
Balance end of period	$10,574	$33,786
Current portion, end of period	$250	$—
Balance, net of current portion, end of period	$10,324	$33,786

In October, 2016, the Company called Senior Secured Notes payable to private investment funds managed by MAST Capital for redemption.  The Company made cash payments totaling $39,838; consisting of interest of $1,209, call premiums of $2,041, and principal payments of $36,588, to effect the redemption.

On November 3, 2016, GP Corp, issued the GP Corp Note. For the three and nine months ended March 31, 2017, the Company incurred $108 and $175, respectively, of interest based on an interest rate of approximately 3.9%.

The GP Corp Note is held by MAST Capital and is secured by the profits generated by GECM’s management of GECC.   The GP Corp Note requires quarterly interest only payments and annual principal payments of at least $250, based on the Company’s fiscal year ending June 30.  The Company made the $250 principal payment during the three months ended March 31, 2017.  For annual and pro-rated annual periods, net expenses from the operations of GECM exceeding $1,430 may be setoff against interest and principal payment obligations.  Pending resolution of the dispute with respect to the cost sharing agreement, the Company did not offset any interest or principal payments with its net expenses that exceeded the pro-rated threshold for the three months or the nine months ended March 31, 2017.

The GP Corp note does not have any recourse to any of the Company’s operations or net assets not related to GECM’s management of the investments assets held by GECC.  The GP Corp Note may be prepaid at any time with prior written notice to the holders of the GP Corp Note.  Additionally, GP Corp is required to prepay the GP Corp Note upon certain material liquidation transactions.

10. Discontinued Operations

On June 30, 2016, the Company sold its patent licensing business resulting in the reclassification of all assets, liabilities, and operating results of the subsidiaries disposed.  During the nine months ended March 31, 2017, the Company reached a final settlement with Microsoft Corporation for a one-time payment by Microsoft Corporation of $8,750.  The payment, received in October 2016, included reimbursement of litigation costs incurred by the Company of approximately $2,000.  During the nine months ended March 31, 2017, the Company paid $1,704 with respect to its fee split obligations with the purchaser of the divested subsidiaries.  The Company incurred $0 and $318 of professional fees during the quarter and nine months ended March 31, 2017, respectively, related to its divested patent business.

The following presents the activity associated with the divested business, as reclassified for the quarter and nine months ended March 31, 2016:

	For the Three Months Ended
	As Previously		As
	Presented		Reclassified
	March 31, 2016	Reclassification	March 31, 2016
Net revenue	$1,251	$(1,251)	$—
Operating costs and expenses:
Patent licensing expenses	6,509	(6,509)	—
General and administrative	3,369	(1,363)	2,006
Total operating costs and expenses	9,878		2,006
Operating loss from continuing operations	(8,627)		(2,006)
Interest income	—		—
Interest expense	(1,220)		(1,220)
Other income, net	73		73
Loss from continuing operations	(9,774)		(3,153)
Income tax	(12)		(12)
Loss from continuing operations after income taxes	(9,786)		(3,165)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(6,621)	(6,621)
Net loss	$(9,786)		$(9,786)
Basic and diluted net loss per share from:
Continuing operations	$(1.04)		$(0.34)
Discontinued operations	—		(0.70)
Net loss per share	$(1.04)		$(1.04)
Weighted average shares outstanding basic and diluted (in thousands)	9,432		9,432

	For the Nine Months Ended
	As Previously		As
	Presented		Reclassified
	March 31, 2016	Reclassification	March 31, 2016
Net revenue	$3,754	$(3,754)	$—
Operating costs and expenses:
Patent licensing expenses	24,154	(24,154)	—
General and administrative	8,796	(3,742)	5,054
Total operating costs and expenses	32,950		5,054
Operating loss from continuing operations	(29,196)		(5,054)
Interest income	6	(1)	5
Interest expense	(3,677)		(3,677)
Other income, net	64		64
Loss from continuing operations	(32,803)		(8,662)
Income tax	122		122
Loss from continuing operations after income taxes	(32,681)		(8,540)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(24,141)	(24,141)
Net loss	$(32,681)		$(32,681)
Basic and diluted net loss per share from:
Continuing operations	$(3.48)		$(0.91)
Discontinued operations	—		(2.57)
Net loss per share	$(3.48)		$(3.48)
Weighted average shares outstanding basic and diluted (in thousands)	9,402		9,402

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).